Form 10-Q
period 2005-09-30
Inland American Real Estate Trust, Inc.
filed 2005-11-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact Name of Registrant As Specified In Its Charter)

Maryland	34-2019608
(State of Incorporation)	I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois          60523

 (Address of principal executive offices)         (Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  ☐      No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes   ☐    No  X

As of November 2, 2005, there were 744,178 shares of common stock outstanding.

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Balance Sheets

September 30, 2005 and December 31, 2004

ASSETS

	September 30, 2005	December 31, 2004
	(unaudited)

Cash	$216,700	200,000
Restricted cash	479,500	-
Other assets	346,987	-
Deferred offering costs	2,039,571	531,465

Total assets	$3,082,758	731,465

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$230,277	10,000
Due to affiliates	37,770	-
Accrued offering costs to non-affiliates	230,478	170,936
Accrued offering costs to affiliates	63,395	2,310
Restricted cash liability	479,500	-
Advances from sponsor	1,980,967	372,219

Total liabilities	3,022,387	555,465

Commitments and contingencies (Note 3)

Stockholder's equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 20,000 shares issued and outstanding	20	20
Additional paid in capital	199,980	199,980
Retained earnings (deficit)	(139,629)	(24,000)

Total stockholder's equity	60,371	176,000

Total liabilities and stockholder's equity	$3,082,758	731,465

See accompanying notes to financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Statements Of Operations

For the three and nine month periods ended September 30, 2005

(unaudited)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Expenses:
General and administrative expenses affiliates	544	544
General and administrative expenses to non-affiliates	47,199	115,085

Total expense	47,743	115,629

Net loss	$47,743	115,629

Net loss per common share, basic and diluted	$2.39	5.78

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

See accompanying notes to financial statements.

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Statement Of Stockholder's Equity

For the nine months ended September 30, 2005

(unaudited)

	Number of	Common	Additional Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance at December 31, 2004	20,000	$20	$199,980	$(24,000)	$176,000

Net loss	-	-	-	(115,629)	(115,629)

Balance at September 30, 2005	20,000	$20	$199,980	$(139,629)	$60,371

See accompanying notes to financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Statement Of Cash Flows

For the nine months ended September 30, 2005

(unaudited)

Cash flows from operating activities -
Net loss	$(115,629)
Changes in assets and liability
Accounts payable	35,248

Net cash flows used in operating activities	(80,381)

Cash flows from investing activities:
Other assets, net of payables	(124,188)

Cash flows used in investment activities	(124,188)

Cash flows from financing activities:
Restricted cash	479,500
Restricted cash liability	(479,500)
Advances from sponsor	1,608,748
Deferred offering costs	(1,508,106)
Accrued offering costs	120,627

Net cash flows provided by financing activities	221,269

Net increase in cash and equivalents	16,700
Cash and cash equivalents at the beginning of the period	200,000

Cash and cash equivalents at the end of the period	$216,700

See accompanying notes to financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements

September 30, 2005
(unaudited)

The accompanying Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland American Real Estate Trust, Inc. for the fiscal year ended December 31, 2004, which are included in the Company's prospectus dated August 31, 2005, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the “Offering”) of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  No shares will be sold unless subscriptions for at least 200,000 shares (the minimum offering) have been obtained within one year after commencement of the Offering. As of September 30, 2005, the Company had received cash totaling $497,500.

The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company provides the following programs to facilitate investment in the Company's shares and to provide limited liquidity for stockholders.

The Company allows stockholders who purchase shares in the offering to purchase additional shares from the Company by automatically reinvesting distributions through the distribution reinvestment plan ("DRP"), subject to certain share ownership restrictions. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

The Company will repurchase whole shares under the share repurchase program ("SRP"), if requested, from time to time, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve month period to 5.0% of the number of shares outstanding at the beginning of that twelve month period. Funding for the SRP will come from the offering proceeds of the Company's public offering, as well as from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company’s Board of Directors, at its sole discretion, may reserve for this purpose.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements
(continued)

September 30, 2005
(unaudited)

(2)  Summary of Significant Accounting Policies

The preparation of a financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

In the opinion of management, the financial statements contain all the adjustments necessary to present fairly the financial positions and results of operations for the period presented herein. Results of the interim period are not necessarily indicative of the results to be expected for the year.

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of the minimum offering.  Formation and organizational costs are expensed as incurred. A total of $14,000 of organizational costs was expensed in 2004. No expenses were incurred in 2005.

The Company will apply the fair value method of accounting as prescribed by SFAS No. 123(R), Share-Based Payment for its stock options to be granted.  Under this method, the Company will report the value of granted options as a charge against earnings ratably over the vesting period.

Proceeds from the sale of Shares are held in a restricted escrow until the minimum offering has been achieved.

Costs related to the due diligence of acquiring properties are capitalized as other assets until a property is acquired. Management expects to recover such costs from future acquisitions.

(3)  Transactions with Affiliates

The Company's sponsor, Inland Real Estate Investment Corporation (the "Sponsor") contributed $200,000 in 2004 to the capital of the Company for which it received 20,000 shares of common stock.

As of September 30, 2005, the Company had incurred $2,053,571 of offering and organization costs, all of which has been or will be advanced by the Sponsor. Pursuant to the terms of the Offering, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions) which together exceed 15.0% of gross proceeds. In the event that the minimum offering is not successful, an affiliate of the Business Manager will bear the related costs of the Offering. As of September 30, 2005, offering costs exceeded the 4.5% and 15.0% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements
(continued)

September 30, 2005
(unaudited)

Certain compensation and fees payable to the Business Manager or its affiliates for services to be provided to the Company are limited to maximum amounts.

Nonsubordinated payments:

Offering stage:

	Selling commissions	7.5% of the sale price for each share

	Marketing contribution	2.5% of the gross offering proceeds

	Due diligence allowance	0.5% of the gross offering proceeds

	Reimbursable expenses	The Company will reimburse the Sponsor for costs incurred, on its behalf, in connection with the Offering, up to a maximum of 15.0% of the gross offering proceeds.
and other expenses of issuance

Operational stage:

Acquisition expenses

The Company will reimburse its Business Manager or an affiliate  for expenses paid, on its behalf, in connection with acquiring real estate assets, regardless of whether the Company acquires the assets, provided the Company may not reimburse expenses greater than 6.0% of the gross contract price, when combined with any acquisition fees that may be paid, of any real estate acquired or, in the case of a loan, 6.0% of the funds advanced.

Acquisition fee

The Company will pay its Business Manager or an affiliate a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  The amount of the fee will be equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest. The Company will pay acquisition fees either in cash or by issuing shares of the Company's common stock, valued per share at the greater of (i) the per share offering prices of common stock in the Company's most recent pubic offering, (ii) if applicable, the per share price ascribed to shares of common stock used in the Company's most recent acquisition of a controlling interest in a REIT or other real estate operating company and (iii) $10.00 per share. Acquisition fees will be paid with cash or shares of our common stock

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements
(continued)

September 30, 2005
(unaudited)

Property management fee	The Company will pay the applicable Property Manager a monthly fee equal to 4.5% of the gross income from each property managed directly by Inland Management, its affiliates or agents.

Oversight fee

The Company will pay the applicable Property Manager a monthly fee of up to 1.0% of the gross income from each property managed by entities other than the Company's Property Mangers, their affiliates or agents. The Company will pay this fee for transition services to coordinate and align the systems and policies of the third party property manager with those of the applicable Property Manager.  Oversight fees may not be paid for more than three years following the acquisition of a property, REIT or real estate operating company. This fee terminates upon a business combination with the Property Managers.

Mortgage servicing fee

The Company will pay an affiliate of the Business Manager, 0.03% per year on the first billion dollars of mortgages serviced and 0.01% thereafter.  The Company will pay 0.2% of the principal amount of each loan placed.

Ancillary services reimbursement	The Company will reimburse the Business Manager and its affiliates for any expenses they incur or pay on its behalf.

Liquidation stage:

Property disposition fee

The Company may pay a property disposition fee to an affiliate of the Business Manager, in an amount equal to the lesser of 3.0% of contract sales price or 50.0% of the customary commission which would be paid to a third party. This fee terminates upon a business combination with the Business Manager.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements
(continued)

September 30, 2005
(unaudited)

Subordinated payments:

Business management fee

After the stockholders have received a non-cumulative, non-compounded return of 5.0% per annum on their invested capital, the Company will pay the Business Manager or its designee a fee of up to 1.0% of its average invested assets, including acquired lease intangibles, invested directly or indirectly, in the Company's portfolio. This fee terminates upon a business combination with our business manager.

Incentive fee

After the Company's stockholders have first received a 10.0% per annum cumulative, non-compounded return on, plus return of, their invested capital, the Company will pay the Business Manager an incentive fee equal to 15.0% of the net proceeds from the sale of real estate assets. This fee terminates if the Company acquires the Business Manager.

(4)  Commitments

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 shares following their becoming a Director and the sale of the minimum 200,000 shares and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2005, we have not issued any options to acquire shares to any of our Independent Directors.

(5)  Subsequent Events

The Company issued 692,190 Shares from October 1, 2005 through November 2, 2005 in connection with the Offering, resulting in gross proceeds of $6,921,900. Since we have sold the minimum offering of 200,000 shares, the proceeds are no longer restricted.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements
(continued)

September 30, 2005
(unaudited)

On October 11, 2005, the Company entered into a joint venture with Minto Delaware, Inc. referred to herein as MD, which owns all of the outstanding equity of Minto Builders (Florida), Inc. referred to herein as MB REIT.  Pursuant to the terms of a purchase agreement, the Company has agreed to purchase up to 920,000 shares of common stock at a price of $1,276 per share for a total investment of approximately $1.172 billion in MB REIT.  MD presently has $293 million of equity in MB REIT.  A total of $263 million of this equity is held in the form of MB REIT series A preferred stock.  MD owns approximately 23,000 shares of common stock which are valued at approximately $30 million.  The Company is required to purchase $150 million of common stock of MB REIT by December 31, 2005.  A second purchase of $150 million of common stock is due by March 31, 2006. The Company is required to purchase the remaining shares worth approximately $875 million by December 31, 2006. Once the Company has purchased all 920,000 shares of common stock, the Company will own equity worth approximately 80% of MB REIT's total equity, based on a value of $1,276 per share of common stock and assuming the series A preferred stock and series B preferred stock described below are equal to the par or face value of each series of preferred. Further, the Company will own approximately 97.5% of the total outstanding common stock. MB REIT anticipates electing to be taxed as a real estate investment trust or "REIT" for the year ending December 31, 2005.

MB REIT anticipates acquiring up to $2.7 billion in real estate assets, assuming the Company fully funds its purchase requirements and MB REIT borrows up to 55.0% of the total investment in the assets. Management of MB REIT will be the same as for the Company. MB REIT has five directors, three of whom are also directors of the Company. In addition, all of the executive officers of MB REIT are also executive officers of the Company. Day to day decision making will be completed the same for MB REIT and the Company. The Company’s Business Manager and Property Managers have entered into agreements to perform services for MB REIT on terms and conditions substantially similar to the agreements that these entities perform for the Company.  The Company’s independent directors retain the same rights of approval and termination under these agreements on behalf of MB REIT as they have under the agreements that the Company has with the Company’s Business Manager and Property Managers.  Similarly, MB REIT is obligated to pay fees under its agreements with the Business Manager and Property Managers in amounts no greater than the Company would pay for the same services.

MB REIT also has entered into a subscription agreement with Inland Western Retail Real Estate Trust, Inc. referred to as Inland Western.  Under this agreement, if the Company does not purchase the MB REIT common stock by the required dates, MB REIT can require Inland Western to purchase MB REIT series C preferred stock in an amount equal to up to approximately $300.0 million. Inland Western has a future right to invest up to approximately $1.172 billion in series C preferred stock. MB REIT has the right to redeem any series C stock it issues to Inland Western with the proceeds of any subsequent capital contributed by the Company provided that MB REIT is required to redeem any outstanding series C preferred stock by December 31, 2006.  The series C preferred stock will entitle the holder to an annual dividend equal to 7.0% on the face amount of the series C stock payable monthly. To ensure that MB REIT complies with the ownership requirements imposed by the Internal Revenue Code of 1986, as amended on entities desiring to be taxed as REITs, MB REIT also has issued $125,000 of series B preferred stock in a private placement to approximately 126 accredited investors.  The series B preferred stock entitles the holder to an annual dividend equal to 12.5% on the face amount of the series B stock payable quarterly.

As a holder of common stock, the Company will be entitled to receive distributions, paid on a monthly basis from available cash, after dividends have been paid on any outstanding preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A stock.  As of November 3, 2005, the Company has not purchased any shares in MB REIT.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Financial Statements
(continued)

September 30, 2005
(unaudited)

MB REIT has acquired the following properties during the period from October 11, 2005 to October 31, 2005.  The respective acquisitions are summarized in the table below.

Property & Location	Purchase Price Per Contract	Approximate Gross Leasable Area (square feet)	Purchase Date	Major Tenants
24 Hour Fitness Center Houston, TX	$10,500,000	85,000	10/13/05	Greg Majors Auctions Phoenix Outstanding Services 24-Hour Fitness Houston UMA Taekwondo

24 Hour Fitness Center Woodlands, TX	13,600,000	45,900	10/13/05	24-hour Fitness

6101 Richmond Building Houston, TX	3,100,000	19,200	10/13/05	Wild West Club

Pinehurst Shopping Center Humble, TX	3,800,000	39,900	10/14/05	Henderson's ATA Black Belt Academy

Paradise Shops of Largo Largo, FL	12,800,000	54,600	10/17/05	Publix

6234 Richmond Houston, TX	3,000,000	25,600	10/27/05	24 Hour Fitness 6447 Corporation

SaratogaTown Center Corpus Christi, TX	15,600,000	58,200	10/27/05	Utopia World Cuisine Petco

Willis Town Center Willis, TX	4,000,000	17,500	10/27/05	M.G.A. Time Cleaners Gayle J. Fletcher, DDS Texas Hair Express

Woodforest Square Shopping Center Houston, TX	3,400,000	40,000	10/27/05	Mr. Gatti's Pizza T.C. Clean Scene Garry Greene Realtors

	$69,800,000	385,900

Item 2. Management’s Discussion and Analysis of Our Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements

We will electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-3628.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Overview

We were formed in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings, located in the United States and Canada.  The Business Management Agreement or Agreement provides for Inland American Business Manager & Advisor, Inc., our affiliate, to be our business manager.  On August 31, 2005, we commenced an initial public offering of up to 500,000,000 shares of common stock at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the our distribution reinvestment plan.  No shares will be sold unless subscriptions for at least 200,000 shares (the minimum offering) have been obtained within one year after commencement of the offering. As of September 30, 2005, the Company had not sold the minimum offering.

The business manager has guaranteed payment of all public offering expenses (excluding selling commissions and other fees payable to the managing dealer) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the gross offering proceeds. As of September 30, 2005, offering costs exceeded the 4.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.

Critical Accounting Policies and Estimates

General

The following disclosure pertains to critical accounting policies and estimates we believe will be the most "critical" to the portrayal of our  financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property

We will allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We will use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We will determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We will allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We consider various factors including geographic location and size of leased space.  We will also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market, we will allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate."   This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard or SFAS No. 144, we will conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies

Our policy will be to review all expenses paid and capitalize any items exceeding $5,000 which are deemed to be an upgrade or a tenant improvement.  These costs will be capitalized and included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements will be depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements. Tenant improvements will be depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs will be amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Revenue Recognition

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred.  We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively affected and would be adjusted appropriately.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments will be received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements will be included in restricted cash.  We will record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

REIT status.

In order to maintain our status as a REIT, we are required to distribute at lease 90% of our REIT taxable income to our stockholders.  We must also meet certain asset and income tests, as well as other requirements.  We will monitor the business and transactions that may potentially impact our REIT status.  If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Liquidity and Capital Resources

General

The net proceeds of the offering will enable us to purchase properties.  It is our policy to acquire properties free and clear of permanent mortgage indebtedness if we deem it advantageous by paying the entire purchase price of each property in cash or for shares, interest in entities that own our properties, or a combination of these means, and to selectively encumber all or some properties.  We may, however, acquire properties subject to existing indebtedness.  Following acquisition, the proceeds from such loans will be used to acquire additional properties to increase cash flow and provide further diversity.  If the offering is not fully sold, our ability to diversify our investments may be diminished.  Our business manager expects that the cash to be generated from operations of the properties identified for acquisition, which we intend to acquire if sufficient proceeds are raised in the offering, will be adequate to pay our operating expenses and provide distributions to stockholders.

Our management will monitor the various qualification tests we must meet to maintain our status as a REIT.  We test large ownership of the shares upon purchase to determine that no more than 50% in value of the outstanding shares is owned, directly or indirectly, by five or fewer persons or entities at any time.  Our management also determines, on a quarterly basis, that the gross income, asset and distribution tests are met.  On an ongoing basis, as we and the business manager perform due diligence on potential purchases of properties or temporary investment of uninvested capital, management of both entities will determine that the income from the new asset will qualify for REIT purposes.

 Liquidity

Offering. As of September 30, 2005, the Company had received cash totaling $479,500, which does not include the $200,000 received from our sponsor. These funds are held in a restricted escrow account until the minimum offering has been reached

Stockholder Liquidity.  We will provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The distribution reinvestment program will allow stockholders who purchase shares pursuant to our offering to automatically reinvest distributions by purchasing additional shares from us.  Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share.

The share repurchase program will provide existing stockholders with limited, interim liquidity by enabling them to sell shares back to us.  The prices at which shares may be sold back to us are as follows:

•

One year from the purchase date, at $9.25 per share;

•

Two years from the purchase date, at $9.50 per share;

•

Three years from the purchase date, at $9.75 per share; and

•

Four years from the purchase date, at the greater of: $10.00 per share; or a price equal to ten times our "funds available for distribution" per weighted average share outstanding for per prior calendar year.

Shares purchased by us will not be available for resale.  During any offering, the repurchase price shall be equal to or below the price of the shares offered in any offering.

Capital Resources

The number of properties we will acquire will depend upon the amount of the net proceeds of the offering.  Our business manager is not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor does it expect any material changes in the availability and relative cost of such capital resources, other than as referred to herein.

As of September 30, 2005 we had incurred $2,053,571 of offering and organization costs, all of which was advanced by our sponsor. Our business manager has guaranteed payment of all organization and offering expenses, including selling commissions and the other fees payable to the managing dealer, in excess of 15.0% of the gross offering proceeds of the offering and all organization and offering expenses, including such selling expenses, in excess of 4.5% of the gross offering proceeds.  In addition, if we do not sell the minimum offering, neither our sponsor nor our business manager will be reimbursed for any organization and offering expenses. As of September 30, 2005, offering costs exceeded the 4.5% and 15.0% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.

Cash Flows from Operating Activities

The net cash flows used in operating activities for the nine months ended September 30, 2005, primarily relate to the payment of costs related to the operating of the company.

Cash Flows from Investing Activities

The net cash flows used in investing activities for the nine months ended September 30, 2005, primarily relate to the payment of costs related to the due diligence process of acquiring properties.  Such costs are capitalized as other assets until a property is acquired.  Due diligence costs relating to properties which our business manager has determined are not going to be acquired are expensed.

Cash Flows from Financing Activities

Cash flows provided by financing activities include $200,000 received from our sponsor for 20,000 shares and the payment of offering costs.  Our business manager has advanced us $1,980,967 toward the payment of the offering costs.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations.  Cash generated from operations is not equivalent to our net operating income as determined under accounting principles generally accepted in the United States of America or GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of REITS, also known as "NAREIT', an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from sales of properties plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures n which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expense reduce FFO.  Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs.  FFO is not intended to be an alternative to "net income" as an indicator of our performance nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions.

Results of Operations

We intend to use the proceeds of our offering principally to acquire properties or real estate operating companies.  Our primary business objective will be to enhance the performance and value of our properties through management strategies designed to meet the needs of an evolving retail marketplace.

As of September 30, 2005, we had not acquired any properties. See “Subsequent Events” for a discussion of our joint venture with Minto Builders (Florida) LLC. Our Business Manager is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties other than those referred to in the prospectus.

As of September 30, 2005, we have not paid any distributions.

Inflation

Inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions, for any retail centers we acquire.  Our rental income and operating expenses for any properties to be owned and operated on a triple-net lease basis are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of properties leased on triple-net lease basis is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of properties leased on a triple-net lease basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve our objectives we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2005 we did not have any derivative financial instruments.

With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.  The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.  As of September 30, 2005 we did not have any variable rate financing.

While this hedging strategy will have the effect of smoothing out interest rate fluctuations, the result may be to reduce the overall returns on your investments.

Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Subsequent Events

We issued 692,190 Shares from October 1, 2005 through November 2, 2005 in connection with our offering, resulting in gross proceeds of $6,921,900.

On October 11, 2005, we entered into a joint venture with Minto Delaware, Inc. referred to herein as MD, which owns all of the outstanding equity of Minto Builders (Florida), Inc. referred to herein as MB REIT.  Pursuant to the terms of a purchase agreement, we have agreed to purchase up to 920,000 shares of common stock at a price of $1,276 per share for a total investment of approximately $1.172 billion in MB REIT.  MD presently has $293 million of equity in MB REIT.  A total of $263 million of this equity is held in the form of MB REIT series A preferred stock.  MD owns approximately 23,000 shares of common stock which are valued at approximately $30 million.  We are required to purchase $150 million of common stock of MB REIT by December 31, 2005.  A second purchase of $150 million of common stock is due by March 31, 2006. We are required to purchase the remaining shares worth approximately $875 million by December 31, 2006. Once we have purchased all 920,000 shares of common stock, we will own equity worth approximately 80% of MB REIT's total equity, based on a value of $1,276 per share of common stock and assuming the series A preferred stock and series B preferred stock described below are equal to the par or face value of each series of preferred. Further, we will own approximately 97.5% of the total outstanding common stock. MB REIT anticipates electing to be taxed as a real estate investment trust or "REIT" for the year ending December 31, 2005.

MB REIT anticipates acquiring up to $2.7 billion in real estate assets, assuming we fully funds its purchase requirements and MB REIT borrows up to 55.0% of the total investment in the assets. Management of MB REIT will be the same as our management. MB REIT has five directors, three of whom are also our directors. In addition, all of the executive officers of MB REIT are also our executive officers. Day to day decision making will be completed the same for MB REIT and us.  Our Business Manager and Property Managers have entered into agreements to perform services for MB REIT on terms and conditions substantially similar to the agreements that these entities perform for us.  Our independent directors retain the same rights of approval and termination under these agreements on behalf of MB REIT as they have under the agreements that we has with our Business Manager and Property Managers.  Similarly, MB REIT is obligated to pay fees under its agreements with the Business Manager and Property Managers in amounts no greater than we would pay for the same services.

MB REIT also has entered into a subscription agreement with Inland Western Retail Real Estate Trust, Inc. referred to as Inland Western.  Under this agreement, if we do not purchase the MB REIT common stock by the required dates, MB REIT can require Inland Western to purchase MB REIT series C preferred stock in an amount equal to up to approximately $300.0 million. Inland Western has a future right to invest up to approximately $1.172 billion in series C preferred stock. MB REIT has the right to redeem any series C stock it issues to Inland Western with the proceeds of any subsequent capital contributed by us provided that MB REIT is required to redeem any outstanding series C preferred stock by December 31, 2006.  The series C preferred stock will entitle the holder to an annual dividend equal to 7.0% on the face amount of the series C stock payable monthly. To ensure that MB REIT complies with the ownership requirements imposed by the Internal Revenue Code of 1986, as amended on entities desiring to be taxed as REITs, MB REIT also has issued $125,000 of series B preferred stock in a private placement to approximately 126 accredited investors.  The series B preferred stock entitles the holder to an annual dividend equal to 12.5% on the face amount of the series B stock payable quarterly.

As a holder of common stock, we will be entitled to receive distributions, paid on a monthly basis from available cash, after dividends have been paid on the series A, B, and C preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A stock.  As of November 3, 2005 we have not purchased any shares in MB REIT.

MB REIT has acquired the following properties during the period from October 11, 2005 to October 31, 2005. The respective acquisitions are summarized in the table below.

Property & Location	Purchase Price Per Contract	Approximate Gross Leasable Area (square feet)	Purchase Date	Major Tenants

24 Hour Fitness Center Houston, TX	$10,500,000	85,000	10/13/05	Greg Majors Auctions Phoenix Outstanding Services 24-Hour Fitness Houston UMA Taekwondo

24 Hour Fitness Center Woodlands, TX	13,600,000	45,900	10/13/05	24-hour Fitness

6101 Richmond Building Houston, TX	3,100,000	19,200	10/13/05	Wild West Club

Pinehurst Shopping Center Humble, TX	3,800,000	39,900	10/14/05	Henderson's ATA Black Belt Academy

Paradise Shops of Largo Largo, FL	12,800,000	54,600	10/17/05	Publix

6234 Richmond Houston, TX	3,000,000	25,600	10/27/05	24 Hour Fitness 6447 Corporation

SaratogaTown Center Corpus Christi, TX	15,600,000	58,200	10/27/05	Utopia World Cuisine Petco

Willis Town Center Willis, TX	4,000,000	17,500	10/27/05	M.G.A. Time Cleaners Gayle J. Fletcher, DDS Texas Hair Express

Woodforest Square Shopping Center Houston, TX	3,400,000	40,000	10/27/05	Mr. Gatti's Pizza T.C. Clean Scene Garry Greene Realtors

	$69,800,000	385,900

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officer. Based upon that evaluation, our chief executive officer and our principal accounting and financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – Other Information

Item 2.  Change in Securities and Use of Proceeds

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-122743), the initial offering on a best efforts basis of 500,000,000 shares at $10.00 per share, subject to discounts in certain cases, and up to 40,000,000 shares at $9.50 per share pursuant to our DRP. The initial offering commenced on August 31, 2005.

As of September 30, 2005, we have sold the following securities in the initial offering for the following aggregate offering prices:

*	No	shares on a best efforts basis for $0;
*	No	shares pursuant to the DRP for $0

and repurchased the following securities for the following amount:

*	No	shares repurchased pursuant to the share repurchase program.

The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our sponsor for $200,000 preceding the commencement of the initial offering. The above-stated number of shares sold also does not include subscriptions received totaling $497,500 as of September 31, 2005. These proceeds are held in a restricted escrow account until the minimum offering of 200,000 shares has been sold.

As of September 30, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Other expenses to affiliates	$73,353	A
Other expenses paid to non-affiliates	1,966,218	A
Total expenses	2,039,571

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal accounting and financial officer

     32.1 Section 1350 Certification

(b)  Reports on Form 8-K:

Report on Form 8-K dated August 31, 2005
Item 1.01 Entry into a Material Definitive Agreement
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/S/ BRENDA G. GUJRAL

By: Brenda G. Gujral

President and principal executive officer

Date: November 10, 2005

/S/ LORI J. FOUST

By: Lori J. Foust

Treasurer and principal accounting officer

Date: November 10, 2005