Form 10-K
period 2005-12-31
Inland American Real Estate Trust, Inc.
filed 2006-03-15
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value per share

(Title of Class)

______________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes X       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.

As of March 6, 2006 there were 24,128,167 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

-i-

PART I

Item 1.  Business

General

Inland American Real Estate Trust, Inc. was incorporated in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor will be involved in our operations.  We have entered into property management agreements with Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC, affiliates of The Inland Group, Inc., which we refer to collectively as our property managers.  We have entered into a business management agreement with Inland American Business Manager and Advisor, Inc., an affiliate of our sponsor, to be our business manager.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock or shares at $10 each and up to 40,000,000 shares at $9.50 each, which may be purchased through our distribution reinvestment program.

We allow stockholders who purchase shares in our offering to purchase additional shares from us by automatically reinvesting cash distributions through the distribution reinvestment program or DRP, subject to certain share ownership restrictions.

As of December 31, 2005, subscriptions for a total of 9,866,224 shares had been received from the public, which include 20,000 shares issued to our sponsor.  In addition, we sold 7,610 shares through our DRP as of December 31, 2005.  As a result of these sales, we have raised a total of $98,613,188 of gross offering proceeds as of December 31, 2005.

On October 11, 2005, we entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. or MB REIT prior to October 11, 2005.  Pursuant to the terms of the purchase agreement, we have agreed to purchase up to 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1.172 billion in MB REIT.  Minto Delaware owns $293 million of equity in MB REIT.  A total of $263 million of this equity was held in the form of MB REIT series A preferred stock.  Minto Delaware owns approximately 23,000 shares of common stock which were valued at approximately $30 million.  We were required to purchase $150 million of common stock of MB REIT by December 31, 2005 (see discussion below for the status of the purchase).  A second purchase of $150 million of common stock is due by March 31, 2006. We are required to purchase the remaining shares worth approximately $874 million by December 31, 2006. Once we have purchased all 920,000 shares of common stock, we will own equity worth approximately 80% of MB REIT's total equity, based on a value of $1,276 per share of common stock and assuming the series A preferred stock and series B preferred stock described below are equal to the par or face value of each series of preferred. Further, we will own approximately 97.5% of the total outstanding common stock. MB REIT has elected to be taxed as a REIT for the year ending December 31, 2005.

MB REIT anticipates acquiring up to $2.7 billion in real estate assets, assuming we fully fund our purchase requirements and MB REIT borrows up to 55.0% of the total investment in the assets.  In addition, our business manager and property managers have entered into agreements to perform services for MB REIT on terms and conditions substantially similar to the agreements that we have with these entities.  Our independent directors effectively retain the same rights of approval and termination under these agreements on behalf of MB REIT as they have under the agreements that we have with our business manager and property managers.  Similarly, MB REIT is obligated to pay fees under its agreements with the business manager and property managers in amounts no greater than we would pay for the same services.

MB REIT also has entered into a subscription agreement with Inland Western Retail Real Estate Trust, Inc., referred to herein as Inland Western, an entity also sponsored by our sponsor.  Under this agreement, if we do not purchase the first $300 million of MB REIT common stock by the required dates, MB REIT can require Inland Western to purchase MB REIT series C preferred stock in an amount up to approximately $300.0 million. Inland Western has a future right to invest up to approximately $1.172 billion in series C preferred stock. MB REIT has the right to redeem any series C stock it issues to Inland Western with the proceeds of any subsequent capital contributed by us provided that MB REIT is required to redeem any outstanding series C preferred stock by December 31, 2006.  The series C preferred stock entitles the holder to an annual dividend equal to 7.0% on the face amount of the series C stock payable monthly. To ensure that MB REIT complies with the ownership requirements imposed by the Internal Revenue Code of 1986, as amended on entities desiring to be taxed as REITs, in January, 2006, MB REIT issued $125,000 of series B preferred stock in a private placement to 125 accredited investors.  The series B preferred stock entitles the holder to an annual dividend equal to 12.5% on the face amount of the series B stock payable semi-annually.

As part of the MB REIT transaction, we entered into a put/call agreement with Minto Delaware that gives certain redemption rights to both Minto Delaware and us.

As a holder of common stock in the MB REIT, we are entitled to receive distributions after dividends have been paid on the series A, B, and C preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A stock.

As of December 31, 2005, Inland Western had acquired approximately $224.0 million of series C preferred stock and we have acquired approximately $47 million of common stock.  We did not make the required contribution of $150 million that was due on December 31, 2005.  We also do not expect to be able to fully fund the next contribution of $150 million that is due on March 31, 2006.  As of March 6, 2006, we had contributed a total of $71 million and Inland Western had contributed a total of $264 million to MB REIT.  There is no assurance that we will be able to make the full contribution that is due by December 31, 2006.

For financial statement reporting purposes we consolidated our investment in MB REIT effective as of October 11, 2005 and therefore the assets, liabilities, equity and results of operations of MB REIT are consolidated in our financial statements and discussions contained herein.  An adjustment is made for the interest of minority holders in MB REIT.

During 2005, MB REIT invested approximately $ 753 million to acquire thirty-one retail properties, five office properties, and one industrial distribution building containing an aggregate of approximately 3.8 million square feet.  See Item 2 for a more detailed description of these properties.  In addition, MB REIT borrowed approximately $214 million secured by three of the properties.

As of December 31, 2005 all of our property acquisitions and related borrowings have been completed through MB REIT, therefore all discussions contained herein related to the above identified properties and their operations during 2005 relate primarily to MB REIT.

Description of Business

MB REIT owns:

Office Properties (“Office”):

(i)

five office properties aggregating approximately 1.7 million square feet in the Chicago metropolitan area and approximately 282,000 square feet in Pennsylvania, Texas and Virginia;

Retail Properties (“Retail”):

(ii)

31 retail properties in Florida, Missouri, Texas and Washington aggregating approximately 1.6 million square feet, including approximately 147,000 square feet built by tenants on land leased from us;

Industrial Properties (“Industrial”):

(iii)

one industrial distribution center containing approximately 162,600 square feet located in Conroe, Texas.

Our headquarters, as well as the executive offices of our business manager and our property managers, are located at 2901 Butterfield Road, Oak Brook, Illinois 60523.

Acquisition Strategy

We and MB REIT seek to acquire and manage a diversified (by geographical location and by property type) portfolio of real estate primarily improved for use as shopping or retail centers, malls, multi-family residential buildings, office and industrial buildings.

We and MB REIT do not generally focus property acquisitions in any one particular geographic location within the United States or Canada.  However, we and MB REIT will generally endeavor to acquire multiple properties within the same major metropolitan market so that property management is done more efficiently.  We and MB REIT will also seek properties with existing “net” leases.  “Net” leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent payments.  We and MB REIT also may enter into purchase and leaseback transactions in which we or MB REIT will purchase a property and lease the property back to the seller.

To provide us and MB REIT with a competitive advantage over other potential purchasers, we and MB REIT generally do not condition any acquisition on our or MB REIT's ability to secure financing.  We and MB REIT also may agree to acquire a property once construction is completed.  In this case, we or MB REIT will be obligated to purchase the property if the completed property conforms to definitive plans, specifications and costs approved by us or MB REIT.  We and MB REIT also may require the developer to have entered into leases for a certain percentage of the property.  We also may construct or develop properties and render services in connection with developing or constructing the property so long as providing these services do not cause us to lose our qualification to be taxed as a real estate investment trust or REIT.

We also may seek to acquire publicly traded or privately owned entities that own commercial real estate assets.  These entities may include REITs and other “real estate operating companies,” such as real estate management companies and real estate development companies.  We do not have, and do not expect to adopt, any policies limiting our acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset.  In most cases, we will evaluate the feasibility of acquiring these entities using the same criteria we will use in evaluating a particular property.  Each acquired entity will be operated as either a wholly-owned or controlled subsidiary.  As part of any such acquisition or shortly thereafter, we may sell certain properties, including sales to affiliates of our sponsor that in our view, would not be consistent with the remaining properties in our portfolio.  We may acquire these entities in negotiated transactions or through tender offers.  Any acquisition must, however, be consistent with maintaining our qualification to be taxed as a REIT.  MB REIT does not foresee buying entities.  MB REIT has a right of first refusal on all fee simple interests presented to Inland American until MB REIT is fully invested.

We and MB REIT consider a number of factors in evaluating whether to acquire any particular asset, including:

•

geographic location and property type;

•

condition and use of the assets;

•

historical performance;

•

current and projected cash flow;

•

potential for capital appreciation;

•

potential for economic growth in the area where the assets are located;

•

presence of existing and potential competition;

•

prospects for liquidity through sale, financing or refinancing of the assets; and

•

tax considerations

Financing Strategy

We and MB REIT may borrow money to acquire real estate assets either at closing or at sometime thereafter.  These borrowings may take the form of temporary, interim or permanent financing from banks, institutional investors and other lenders including lenders affiliated with our sponsor, us or MB REIT. These borrowings generally will be secured solely by a mortgage on one or more of our or MB REIT's properties but also may require us or MB REIT to be directly or indirectly (through a guarantee) liable for the borrowings.  We and MB REIT may borrow at either fixed or variable interest rates and on terms that require us or MB REIT to repay the principal on a typical, level schedule or at one-time in “balloon” payments.  We also may establish a revolving line of credit for short-term cash management and bridge financing purposes.

As a matter of policy, the aggregate borrowings secured by all of our assets may not exceed fifty-five percent (55.0%) of their combined fair market value.  For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later.  In the case of assets acquired through a merger, we will use the value accorded to the assets on the acquisition balance sheet.  Our articles limit the amount we may borrow, in the aggregate, to three hundred percent (300.0%) of our net assets which are defined as total assets, other than intangibles at cost before deducting depreciation or other non-cash reserves less total liabilities, calculated at least quarterly on a basis consistently applied.  Any borrowings over this limit must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with the reason for exceeding the limit.  In addition, a majority of the holders of common stock present at a meeting of the stockholders must approve any issuance of preferred stock that would cause our aggregate borrowings, including amounts payable by us in respect of the preferred stock, to exceed three hundred percent (300.0%) of our net assets.

MB REIT's articles of incorporation do not permit, at any time, the ratio of its outstanding principal amounts of borrowings plus the aggregate liquidation preference of outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by Inland American's board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the undepreciated real estate assets (excluding cash) of MB REIT and its subsidiaries and total borrowings include the aggregate liquidation preference of series A preferred stock. The debt covenant ratio is tested at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred shareholders agreed to exclude the series A preferred shares from the total of MB REIT's outstanding borrowings through March 31, 2006 and to include MB REIT's cash as part of its total assets for purposes of calculating compliances with the debt covenant ratio.  As of December 31, 2005, the debt ratio was 27% based on the exclusion of the series A preferred shares from the total of MB REIT's outstanding borrowings and including MB REIT's cash as part of it's total assets.  As of December 31, 2005, the debt ratio was 64% without this change in the calculation.

Tax Status

We and MB REIT have elected to be taxed as REIT's under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code for the tax year ending December 31, 2005.  Since we and MB REIT qualify for taxation as REIT's, we and MB REIT generally will not be subject to Federal income tax to the extent we and MB REIT distribute at least 90% of our and MB REIT's REIT taxable income to shareholders (determined without regard to the deduction for dividends paid and by excluding any net capital gain), respectively.  If we or MB REIT fail to qualify as a REIT in any taxable year, we or MB REIT will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on its income and property, respectively, and to Federal income and excise taxes on our or MB REIT's undistributed income.  If MB REIT fails to qualify for REIT status, this will also affect our REIT status.

Competition

We and MB REIT are subject to significant competition in seeking real estate investments and tenants.  We and MB REIT compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We and MB REIT also face competition from real estate investment programs, including three REITs, sponsored by our sponsor and its affiliates for retail shopping centers and single tenant net-leased properties that may be suitable for our and MB REIT's investment.  Some of these competitors, including larger REITs, have substantially greater financial resources than we and MB REIT do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We have no employees and our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.'s affiliated entities, including our business manager and are compensated by these entities, in part, for their services rendered to us.

Segment Data

MB REIT operates in three business segments: Office Properties, Retail Properties, and Industrial Properties.  Information related to MB REIT's business segments for the year 2005 is set forth in Note 7 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be independent.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.

Environmental Matters

MB REIT believes that their portfolio of investment properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  All of MB REIT's investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property.  These audits do not include soil sampling or ground water analysis.  Further, the environmental condition of MB REIT's investment properties may be adversely affected by MB REIT's tenants, by conditions of nearby properties or by unrelated third parties.  These audits have not revealed, nor is MB REIT aware of, any environmental liability that MB REIT believes will have a material adverse effect on MB REIT's results of operations or financial condition.  These audits may not, however, reveal all potential environmental liabilities.

Access to Company Information

We will electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our customer relations group, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have has filed with the Securities and Exchange Commission the principal executive officer and principal financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report of Form 10-K.

Item 1A.  Risk Factors

Our shares are being sold as under a “best efforts” offering and if we are unable to raise substantial funds; the number and type of investments could be limited.

A total of 500,000,000 shares are being offered on a “best efforts” basis, meaning the brokers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares.  There is no assurance we will be able to sell any specific number of shares and may not, therefore, be able to diversify our assets.  Thus, the potential that our results of operations will be affected by the performance of any one of our investments will increase.  Additionally, we are generally not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment.  In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, will be higher, and our financial condition, results of operations and ability to pay distributions to you could be adversely affected.

Delays in locating suitable investments could adversely affect the return on your investment.

We could suffer from delays in locating suitable investments.  Delays may occur, for example, as a result of our relying on our business manager and its affiliates including Inland Real Estate Acquisitions at times when their employees are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor.  In addition, when we acquire a property prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, cash flow attributable to those particular properties could be delayed.  If we are unable to invest our offering proceeds in income-producing real estate assets in a timely manner, our ability to pay distributions to our stockholders will be adversely affected.  Because we are conducting our offering on a “best efforts” basis over several months, our ability to commit to purchase specific real estate assets will depend partially on the amount of net proceeds realized from this offering.  We also may experience delays as a result of selling shares or negotiating or obtaining the necessary purchase documentation to close an acquisition.  We  have invested a portion of the proceeds we have received from our offering in short-term, highly-liquid investments or in marketable securities of real estate investment trusts until invested in real estate assets.  The short-term investments typically yield less than investments in commercial real estate.

Stockholder's interests in us will be diluted if we issue additional shares.

Stockholders will not have preemptive rights to any shares issued by us in the future.  Our articles authorize us to issue 1.5 billion shares of capital stock, of which 1.46 billion shares are designated as common stock and 40 million are designated as preferred stock.

We may invest directly in, or acquire REITs or other real estate operating companies that invest in, mortgage-related assets and, therefore, may be subject to the risks associated with mortgage-related securities.

We may invest directly in, or acquire REITs or other real estate operating companies that invest in, mortgage-related assets.  There are various risks associated with mortgage-related assets including:

•

fluctuations in value due to changes in interest rates;

•

interest rate caps on adjustable mortgage-backed securities;

•

increases in levels of prepayments;

•

fluctuations in the market value of mortgage-backed securities;

•

increases in borrower defaults;

•

decreases in the value of property underlying mortgage-backed securities; and

•

conflicts between the debt structure used to acquire a mortgage and the debt structures of the mortgages.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties, REITs or other real estate operating companies, which could reduce our income and the amount of distributions that we can make to you.

We may not be able to borrow money at rates which permit us to acquire properties or other real estate assets yielding returns greater than our cost of equity and debt.  Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates.  Increases in interest rates would increase our interest costs.  If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.

If we do not have sufficient working capital, we will have to obtain financing from other sources.

If we do not have sufficient working capital, we will have to obtain financing from sources affiliated with our sponsor or from unaffiliated third parties to fund our cash requirements.  We cannot assure you that sufficient financing will be available or, if available, will be available on acceptable terms.  Additional borrowing for working capital purposes will increase our interest expense and could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.  We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in collateralized mortgage-backed securities.  In this context, credit risk is the risk that borrowers will default on the mortgages underlying the collateralized mortgage-backed securities.  We intend to manage this risk by investing in collateralized mortgage-backed securities guaranteed by U.S. government agencies, such as the Government National Mortgage Association (GNMA), or U.S. government sponsored enterprises, such as the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC).  Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the collateralized mortgage-backed securities.  For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing.  As prepayments occur, principal is returned to the holders of the collateralized mortgage-backed securities sooner than expected, thereby lowering the effective yield on the investment.  On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages.  As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the collateralized mortgage-backed securities.  We intend to manage interest rate risk by purchasing collateralized mortgage-backed securities offered in tranches, or with sinking fund features, that are designed to match our investment objectives.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions will be adversely affected.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks; however, we have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with the use of derivative financial instruments.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties, and that the counterparty complies with the terms and conditions of the derivative contract.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions will be adversely affected.

We have limited experience with derivative financial instruments and may recognize losses in our use of derivative financial instruments.  Any loss will adversely affect our results of operations, financial condition and ability to pay distributions.

The total amount we may borrow is limited by our articles of incorporation.

Our articles generally limit the total amount we may borrow to three hundred percent (300.0%) of our net assets.  This limit could adversely affect our business, including:

•

limiting our ability to purchase real estate assets;

•

causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;

•

causing operational problems if there are cash flow shortfalls for working capital purposes; and

•

causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

We may lend money to affiliates of, or entities sponsored by, our sponsor.

If we have excess working capital, we may, from time to time, lend money to affiliates of, or entities sponsored by, our sponsor in accordance with our investment policies.  These loan arrangements will not be negotiated at arm's length and may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm's length arrangements with a third-party borrower.  Defaults on any of these loans could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

We expect to finance a portion of the purchase price for each property that we acquire.  However, to ensure that our offers are as competitive as possible, we do not expect to enter into contracts to purchase property that include financing contingencies.  Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition.  In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations and distributions to stockholders.  Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract.  If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.  These consequences would adversely affect our revenues, diminish our portfolio and reduce the cash available for distribution.

Complying with MB REIT capital contribution requirements.

We are required to invest $1.2 billion in the MB REIT by December 31, 2006.  If we fail to make the required contributions by that date, we will be in breach under the documents governing our investment in the MB REIT entitling Minto Delaware to, among other things, seek damages from us for breach.  Depending on the type of remedies obtained by Minto Delaware if we breach the various investment documents, we may not be able to account for our investment in the MB REIT by consolidating it into our financial statements which could have a material adverse effect on our results of operations and financial condition.  Further, we may no longer be able to control the timing and amount of distributions from the MB REIT which could have a material adverse effect on our ability to pay distributions.  If we fail to make the required contributions, we may, among other things, be required to pay monetary damages to Minto Delaware, which could have a material-adverse effect on our results of operations, financial condition and ability to pay distributions.

Although our sponsor or its affiliates previously have agreed to forgo or defer advisor fees in an effort to maximize cash available for distribution by the other REITs sponsored by them, our business manager is under no obligation, and may not agree, to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates agreed to either forgo or defer a portion of the business management and advisory fee due them from the other REITs sponsored by them to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties.  In each case, our sponsor or its affiliates determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  There is no assurance that our Business Manager will agree to forgo, defer or advance monies to enable us to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and the resulting increase in costs and risks.

Investing in properties under development will subject us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables.  Delays in completing construction also could give tenants the right to terminate preconstruction leases for space at a newly-developed project.  We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction.  These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a price to be paid for the property at the time we acquire the property.  If our projections are inaccurate, we may pay too much for a property, and our return on investment could suffer, thus impacting our ability to pay distributions.

We may be required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940.  If we fail to maintain an exemption or other exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid registering as an investment company or (b) to register as an investment company.  If we were registered as an investment company, we would have to comply with a variety of substantive requirements that would:

•

place limits on our capital structure;

•

impose restrictions on specified investments;

•

prohibit transactions with affiliates; and

•

require us to comply with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

To maintain the exemption, we must engage primarily in the business of buying or investing in real estate.  If we are unable to invest a significant portion of the proceeds of our current offering in real estate assets within one year of terminating the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns.  Doing so would likely reduce the cash available for distribution.

To comply with the exemptions, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise want to retain.  In addition, we may have to acquire assets that generate additional income or loss that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire consistent with our strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

There is no assurance that we will be able to pay or maintain cash distributions or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders such as the amount of distributions we receive from MB REIT, our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. We own common stock in the MB REIT.  Thus, the holders of preferred shares are entitled to receive distributions from funds available for distribution before the holders of the common stock.  There is no assurance that MB REIT will generate sufficient net income from its assets to pay the preferred distributions in full and to pay us sufficient amounts to pay distributions to our stockholders.  Actual cash available for distributions may vary substantially from estimates.  There is no assurance that we will be able to pay or maintain distributions or that the amount of distributions will increase over time.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

We may, from time to time, sell a property by providing financing to the purchaser.  There are no limits or restrictions on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price.  The terms of payment to us will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.  Defaults by any purchaser under any financing arrangement with us could, therefore, adversely affect our financial condition, results of operations and our ability to pay distributions.

Maryland law and our organizational documents limit a stockholder's right to bring claims against our officers and directors.

Subject to the limitations set forth in our articles, our directors will not have any liability for monetary damages under Maryland law so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinary prudent person in a like position would use under similar circumstances.  In addition, our articles, in the case of our directors, officers, employees and agents, and the business management agreement and the property management agreements, with our Business Manager and Property Managers, respectively, require us to indemnify these persons for actions taken by them in good faith and without negligence or misconduct. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that stockholder's would receive a “control premium” for their shares.

Corporations organized under Maryland law are permitted to protect themselves from unsolicited proposals or offers to acquire the company.  Although our articles currently provide that we are not subject to these provisions, our stockholders could approve an amendment to our articles eliminating this restriction.  If we do become subject to these provisions in the future, our board of directors would have the power under Maryland law to, among other things, amend our articles without stockholder approval to:

•

stagger our board of directors into three classes;

•

require a two-thirds vote of stockholders to remove directors;

•

empower only remaining directors to fill any vacancies on the board;

•

provide that only the board can fix the size of the board;

•

provide that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and

•

require that special stockholders meetings be called only by holders of a majority of the voting shares entitled to be cast at the meeting.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price to our stockholders for their shares.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” or any affiliate of that interested stockholder for a period of five years after the most recent purchase of stock by the interested stockholder.  After the five-year period ends, any merger or other business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•

eighty percent (80.0%) of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its common stock.

Our articles exempt any business combination involving us and The Inland Group or any affiliate of The Inland Group, including our Business Manager and Property Managers, from the provisions of this law.

Our articles place limits on the amount of common stock that any person may own without the prior approval of our board of directors.

To qualify as a REIT, no more than fifty percent (50.0%) of our outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year.  Our articles prohibit any persons or groups from owning more than 9.8% of our common stock without the prior approval of our board of directors.  These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.  Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our articles permit our board of directors to issue preferred stock on terms that may discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our articles, to issue up to 40 million shares of preferred stock without stockholder approval.  Further, subject to certain restrictions set forth in our articles, our board may classify or reclassify any unissued preferred stock and establish the preferences, conversions or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms of conditions of redemption of any preferred stock.  Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

Under the Maryland Control Share Acquisition Act, persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation's disinterested stockholders.  Shares of stock owned by the acquirer or by officers or directors who are employees of the corporation, are not considered disinterested for these purposes.  “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•

one-tenth or more but less than one-third of all voting power;

•

one-third or more but less than a majority of all voting power; or

•

a majority or more of all voting power.

Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.  The Control Share Acquisition Act does not apply to (1) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (2) acquisitions approved or exempted by our articles or bylaws.  Our articles exempt transactions between us and The Inland Group and its affiliates, including our Business Manager and Property Managers, from the limits imposed by the Control Share Acquisition Act.  This statute could have the effect of discouraging offers from third parties to acquire us and increase the difficulty of successfully completing this type of offer by anyone other than The Inland Group and its affiliates.

We do not have arm's-length agreements with our business manager, property managers or any other affiliates of IREIC.

None of the agreements and arrangements with our business manager, property managers and other affiliates of our sponsor was negotiated at arm's length.  These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm's length agreements with third parties.

Stockholder investments are directly affected by general economic and regulatory factors that impact real estate investments.

Because we and MB REIT invest primarily in commercial real estate, our and MB REIT's financial condition, results of operations and our and MB REIT's ability to pay distributions are directly affected by general economic and regulatory factors impacting real estate investments.  These factors are generally outside of our and MB REIT's control.  Among the factors that could impact our and MB REIT's real estate assets are:

•

local oversupply, increased competition or reduced demand for real estate assets of the type that we or MB REIT will own;

•

financial market conditions;

•

inability to collect rent from tenants;

•

vacancies or inability to rent space on favorable terms;

•

inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•

adverse changes in the laws and regulations applicable to us and MB REIT;

•

the relative illiquidity of real estate investments;

•

changing market demographics;

•

an inability to acquire and finance properties on favorable terms;

•

acts of God, such as earthquakes, floods or other uninsured losses; and

•

changes or increases in interest rates and availability of permanent mortgage funds.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases, which could adversely affect our and MB REIT's financial condition, results of operations and ability to pay distributions.

Lenders may restrict certain aspects of our or MB REIT's operations, which could, among other things, limit our or MB REIT's ability to make distributions.

The terms and conditions contained in any of our or MB REIT's loan documents may require us or MB REIT to maintain cash reserves, limit the aggregate amount we or MB REIT may borrow on a secured and unsecured basis, require us or MB REIT to satisfy restrictive financial covenants, prevent us or MB REIT from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our or MB REIT's leasing operations or require us or MB REIT to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our or MB REIT's board of directors.  In addition, secured lenders may restrict our or MB REIT's ability to discontinue insurance coverage on a mortgaged property even though we or MB REIT may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.  The loan agreements governing MB REIT's borrowings restrict our ability to discontinue insurance coverage on a mortgage property.  Any restrictions on us or MB REIT and our or MB REIT's operations also could limit our or MB REIT's ability to pay distributions.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

From time to time, we acquire real estate assets by either assuming existing financing or borrowing new monies.  In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least ninety percent (90.0%) of our annual “REIT taxable income” to our stockholders, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes.  Payments required on amounts we borrow reduce the funds available for distribution to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.

Defaults on loans secured by a property we or MB REIT own may result in foreclosure actions initiated by lenders and our and MB REIT's loss of the property or properties securing the loan that is in default.  For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property.  If the outstanding balance of the debt exceeds our or MB REIT's tax basis in the property, we or MB REIT would recognize taxable income on the foreclosure but would not receive any cash proceeds.  We or MB REIT also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate real estate assets.  In these cases, we or MB REIT will be responsible to the lender for repaying the loans if the subsidiary is unable to do so.  If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default.  If any of our or MB REIT's properties are foreclosed upon due to a default, our or MB REIT's financial condition, results of operations and ability to pay distributions will be adversely affected.

Uninsured losses or premiums for insurance coverage may adversely affect stockholders returns.

We and MB REIT attempt to adequately insure all of our or MB REIT's properties against casualty losses.  There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Risks associated with potential acts of terrorism could sharply increase the premiums we and MB REIT pay for coverage against property and casualty claims.  Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans.  These policies may not be available at a reasonable cost, if at all, which could inhibit our or MB REIT's ability to finance or refinance our or MB REIT's properties.  In such instances, we or MB REIT may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  If we or MB REIT incur any casualty losses not fully covered by insurance, the value of our or MB REIT's assets will be reduced by the amount of the uninsured loss.  In addition, other than any reserves we or MB REIT may establish, we and MB REIT have no source of funding to repair or reconstruct any uninsured damaged property, and we and MB REIT cannot assure you that any of these sources of funding will be available to us in the future.

We and MB REIT compete with real estate investment programs sponsored by our sponsor for the time and services of personnel.

Our sponsor has sponsored other REITs, private real estate equity programs, exchange programs and private placement mortgage and note programs, and may in the future sponsor other real estate investment programs.  These programs may compete with us and MB REIT for the time and attention of persons employed by our business manager, Inland Real Estate Acquisitions or our and MB REIT's property managers.  In addition, two of our directors, Ms. Gujral and Mr. Parks, who also serve as our president and chairman of the board, respectively, are employed by the sponsor or its affiliates.  These persons may have conflicts in allocating their time and attention between us and these other programs or in acquiring properties or negotiating with tenants for us and MB REIT.  For example, a real estate asset or tenant may be directed to a competing program even though we or MB REIT may desire to acquire the property or to enter into, or retain, a lease with the tenant in question.

There are conflicts of interest between us and affiliates of our sponsor that may affect our and MB REIT's acquisition of properties and financial performance.

Our and MB REIT's operation and management may be influenced or affected by conflicts of interest arising out of our and MB REIT's relationship with entities previously sponsored by our sponsor.  These entities include Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation and other entities formed or to be formed by The Inland Group, Inc.  The business plan of Inland Retail Real Estate Trust, Inc. focuses on purchasing shopping centers located generally east of the Mississippi River.  The business plan of Inland Western Retail Real Estate Trust, Inc. focuses on purchasing the same type of shopping centers located generally west of the Mississippi River.  The business plan of Inland Real Estate Corporation focuses on purchasing this type of shopping center within 400 miles of Oak Brook, Illinois.  Each of these entities also may purchase single tenant net-leased properties located anywhere in the United States.  We and MB REIT will compete with these entities to the extent we and MB REIT seeks to acquire shopping centers and single tenant net-leased properties.  The resolution of conflicts in favor of other entities would result in our and MB REIT losing investment opportunities.

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk.  For example, an investment in real estate cannot generally be quickly converted to cash, limiting our and MB REIT's ability to promptly vary our and MB REIT's portfolio in response to changing economic, financial and investment conditions.  Investments in real estate assets also are subject to adverse changes in general economic conditions which reduce the demand for rental space.  Other factors also affect the value of real estate assets, including:

•

federal, state or local regulations and controls affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•

labor and material costs; and

•

the attractiveness of a property to tenants.

Further, if our and MB REIT's  investments do not generate revenues sufficient to meet operating expenses, we and MB REIT may have to borrow amounts to cover fixed costs, and our or MB REIT's cash available for distributions will be adversely affected.

We and MB REIT will depend on tenants for the majority of our and MB REIT's revenue, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our and MB REIT's tenants would cause us or MB REIT to lose the revenue associated with that lease and require us or MB REIT to find an alternative source of revenue to pay our or MB REIT's mortgage indebtedness and prevent a foreclosure action.  If a tenant defaults or declares bankruptcy, we or MB REIT may experience delays in enforcing our or MB REIT's rights as a landlord and may incur substantial costs in protecting our or MB REIT's investment.  Termination of significant leases also would have a material adverse effect on our or MB REIT's financial condition, results of operations and ability to pay distributions.

Further, we and MB REIT may enter into leases containing co-tenancy provisions.  Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate after being open, or if a percentage of the property's gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant.  A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments for common area operating expenses and property taxes or cancel its lease.  The exercise of any co-tenancy rights by tenants could have a material adverse effect on our and MB REIT's financial condition, results of operations and ability to pay distributions.

Investments in real properties are subject to risk of concentration of any single tenant.

We and MB REIT are subject to risks existing due to a concentration of any single tenant within our and MB REIT's portfolio.  The loss of a major tenant or their inability to pay rent could have an adverse effect on our and MB REIT's business.  One tenant, SBC, accounted for 44% of consolidated rental revenues in 2005.  This concentration of revenues by one tenant increases MB REIT's risk associated with non-payment by this tenant.

We and MB REIT may incur additional costs in acquiring or re-leasing properties.

We and MB REIT may invest in properties designed or built primarily for a particular tenant or a specific type of use known as a “single-user facility.”  If the tenant fails to renew its lease or defaults on its lease obligations, we and MB REIT may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.  We and MB REIT also may incur significant litigation costs in enforcing our or MB REIT's rights as a landlord against the defaulting tenant.  These consequences would adversely affect our or MB REIT's revenues and reduce the cash available for distribution.

We and MB REIT may be restricted from re-leasing space.

In the case of leases with retail tenants, the majority of the leases will contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center.  These provisions may limit the number and type of prospective tenants interested in leasing space in a particular retail property.

We and MB REIT may be unable to sell assets if or when we or MB REIT decide to do so.

Our and MB REIT's ability to sell real estate assets is affected by many factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type.  These factors are beyond our and MB REIT's control.  We and MB REIT cannot predict whether we and MB REIT will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we and MB REIT operate, our and MB REIT's operations and our and MB REIT's  profitability.

Terrorist attacks may negatively affect our and MB REIT's operations.  We and MB REIT may acquire real estate assets located in areas that are susceptible to attack.  These attacks may directly impact the value of our and MB REIT's assets through damage, destruction, loss or increased security costs.  Although we and MB REIT may obtain terrorism insurance, we and MB REIT may not be able to obtain sufficient coverage to fund any losses we and MB REIT may incur. MB REIT has not been required to obtain, and has not obtained terrorism insurance. Risks associated with potential acts of terrorism could sharply increase the premiums we and MB REIT pay for coverage against property and casualty claims.  Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our and MB REIT's tenants' ability to pay rent on their leases or our and MB REIT's ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our and MB REIT's financial condition, results of operations and ability to pay distributions.

An increase in real estate taxes or operating expenses may decrease our and MB REIT's income from properties.

From time to time, the amount we and MB REIT pay for real estate property taxes and property operating expenses will increase.  Increases in a property's value or in the assessment rate will result in an increase in the real estate taxes due on that property.  Inflation and other factors may increase a property's operating expenses.  Certain of the tenant leases for properties that MB REIT owns provide for the limitation of the amount a tenant is required to reimburse MB REIT for real estate taxes and operating expenses which could have a negative impact on our and MB REIT's operating results.  If we and MB REIT are unable to pass the increase in real estate taxes and property operating expenses through to our and MB REIT's tenants, our and MB REIT's net operating income for the property will decrease, which could have a material adverse effect on our and MB REIT's financial condition, results of operation and ability to pay distributions.

The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us and MB REIT.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs of investigating or remediating contaminated properties, regardless of fault or whether the original disposal was legal.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our or MB REIT's ability to sell or rent the property or to use the property as collateral for future borrowing.

Some of these laws and regulations have been amended to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us or MB REIT to spend material amounts of money.  Future laws, ordinances or regulations may impose material environmental liability.  Further, the existing condition of our and MB REIT's properties may be affected by tenants, the existing condition of the land, operations in the vicinity of the properties, such as the presence of underground or above-ground storage tanks, or the activities of unrelated third parties. We and MB REIT also are required to comply with various local, state and federal fire, health, life-safety and similar regulations.  The cost of complying or failing to comply with all of the environmental laws and other governmental laws and regulations may have a material adverse effect on our and MB REIT's financial condition, results of operations and ability to pay distributions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our and MB REIT's operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in a property.  The costs of removing or remediating could be substantial.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses that may be operated.  These restrictions may require us or MB REIT to spend substantial amounts of money.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to hazardous substances.  The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our or MB REIT's financial condition, results of operations and ability to pay distributions..

Our and MB REIT's properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

The presence of mold at any of our or MB REIT's properties could require us or MB REIT to undertake a costly program to remediate, contain or remove the mold.  Mold growth may occur when moisture accumulates in buildings or on building materials.  Some molds may produce airborne toxins or irritants.  Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our and MB REIT's tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our and MB REIT's financial condition, results of operations and ability to pay distributions.

The costs associated with complying with the Americans With Disabilities Act may reduce the amount of cash available to distribute.

Investment in real estate assets may also be subject to the Americans With Disabilities Act of 1990, as amended.  Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The act's requirements could require us or MB REIT to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We and MB REIT will attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act.  We and MB REIT cannot assure you that we and MB REIT will be able to acquire properties or allocate responsibilities in this manner.  Any monies we or MB REIT use to comply with the act will reduce the amount of cash available to distribute.

Purchase leaseback transactions may be recharacterized in a manner unfavorable to us or MB REIT.

We and MB REIT may from time to time enter into a purchase leaseback transaction where we or MB REIT purchase a property and then lease the property to the seller.  The transaction may, however, be characterized as a financing instead of a purchase in the case of the seller's bankruptcy.  In this case, we or MB REIT would not be treated as the owner of the property but rather as a creditor with no interest in the property itself.  The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions.  The transaction also may be recharacterized as a joint venture.  In this case, we or MB REIT would be treated as a joint venture with liability, under some circumstances, for debts incurred by the seller relating to the property.  Thus, recharacterization of a purchase leaseback transaction could have a material adverse effect on our or MB REIT's financial condition, results of operations and ability to pay distributions.

We and MB REIT may have increased exposure to liabilities as a result of any participation by us or MB REIT in Section 1031 Exchange Transactions.

We and MB REIT may enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “1031 Exchange Transaction”).  Real estate acquired through a 1031 Exchange Transaction is commonly structured as the acquisition of real estate owned in co-tenancy arrangements with persons (1031 Participants) in tax pass-through entities, including single member limited liability companies or similar entities.  Changes in tax laws may adversely affect 1031 Exchange Transactions.  Owning co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as:

•

the risk that a co-tenant may at any time have economic or business interests or goals that are or that become inconsistent with our and MB REIT's business interests or goals;

•

the risk that a co-tenant may be in a position to take action contrary to our or MB REIT's instructions or requests or contrary to our and MB REIT's policies or objectives; or

•

the possibility that a co-tenant might become insolvent or bankrupt, which may be an event of default under mortgage loan financing documents or allow a bankruptcy court to reject the tenants in common agreement or management agreement entered into by the co-tenants owning interests in the property.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing Stockholder returns.

If our and MB REIT's interests become adverse to those of the other co-tenants in a 1031 Exchange Transaction, we and MB REIT may not have the contractual right to purchase the co-tenancy interests from the other co-tenants.  Even if we or MB REIT are given the opportunity to purchase the co-tenancy interests, we and MB REIT cannot guarantee that we or MB REIT will have sufficient funds available to complete a purchase.

In addition, we and MB REIT may desire to sell our and MB REIT's co-tenancy interests in a given property at a time when the other co-tenants do not desire to sell their interests.  Therefore, we and MB REIT may not be able to sell our or

MB REIT's interest in a property at the time we or MB REIT would like to sell.  In addition, it will likely be more difficult to find a willing buyer for our or MB REIT's co-tenancy interests in a property than it would be to find a buyer for a property we or MB REIT owned outright.  Further, agreements that contain obligations to acquire unsold co-tenancy interests in properties may be viewed by institutional lenders as a contingent liability against our or MB REIT's cash or other assets, limiting our or MB REIT's ability to borrow funds in the future.

Our business manager receives fees based upon our and MB REIT's invested assets and, in certain cases, the purchase price for these assets, and may recommend that we and MB REIT make investments in an attempt to increase its fees.

Our business manager receives fees based on the aggregate consolidated book value, including acquired intangibles, of our and MB REIT's invested assets and on the purchase price paid to acquire interests in REITs or other real estate operating companies.  The consolidated book value of our and MB REIT's assets includes amounts borrowed to acquire these assets.  Also, we will pay our business manager a fee each time we acquire a REIT or other real estate operating company.  Our business manager may, therefore: (1) borrow more money than prudent to increase the amount we  and MB REIT can invest; (2) retain instead of sell assets; or (3) avoid reducing the carrying value of assets that may otherwise be viewed as impaired.  Further, because we will pay our business manager a fee when we acquire a controlling interest in a REIT or other real estate operating company but not a fee interest in real estate, our business manager may focus on, and recommend, acquiring REITs or other real estate operating companies even if fee interests in real estate assets generate better returns.

We and MB REIT will pay significant fees to our business manager, property managers and other affiliates of our sponsor, and cannot predict the amount of fees to be paid.

We and MB REIT pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us and MB REIT.  Because these fees are generally based on the amount of our and MB REIT's  invested assets, the purchase price for these assets or the revenues generated by our and MB REIT's properties, we and MB REIT cannot predict the amounts that we and MB REIT will ultimately pay to these entities.  In addition, because employees of our business manager are given broad discretion to determine when to consummate a particular real estate transaction, we and MB REIT rely on these persons to dictate the level of our and MB REIT's business activity.  Fees paid to our business manager, property managers and other affiliates of our sponsor reduce funds available for distribution. Because we and MB REIT cannot predict the amounts to be paid to these entities, we and MB REIT cannot predict how fees will impact funds available for distribution.

We and MB REIT have acquired real estate assets from affiliates of our sponsor in transactions in which the price was not the result of arm's length negotiations.

We and MB REIT have acquired real estate assets from affiliates of our sponsor, and may do so in the future.  Although the purchase price we and MB REIT paid for the assets was equal to the price paid for the properties or other assets by the affiliate plus any costs incurred by the affiliate in acquiring or financing the property or asset, it is possible that we and MB REIT could have negotiated a better price if we and MB REIT had negotiated directly with the seller.

We and MB REIT may purchase real estate assets from persons who have prior business relationships with affiliates of our sponsor.  Our and MB REIT's interests in these transactions may be different from the interests of affiliates in these transactions.

We and MB REIT have purchased real estate assets from third parties who have existing or previous business relationships with entities affiliated with our sponsor.  The officers, directors or employees of our business manager, Inland Real Estate Acquisitions or our property managers who also perform services for our sponsor or these other affiliates may have a conflict in representing our and MB REIT's interests in these transactions on the one hand and the interests of our sponsor and its affiliates in preserving or furthering their respective relationships on the other hand.  We and MB REIT may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we or MB REIT would if these other relationships did not exist.

FEDERAL INCOME TAX RISKS

If our assets are deemed to be ERISA plan assets, our business manager and we may be exposed to liability under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies.  This is known as the “look-through rule.”  Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code.  If our Business Manager or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected.

Equity participation in mortgage loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property.  This could affect our ability to maintain our status as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations.  Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk will generally constitute income that does not qualify for purposes of the seventy-five percent (75.0%) income requirement applicable to REITs, and also will be treated as nonqualifying income for purposes of the ninety-five percent (95.0%) income test also applicable to REITs unless specified requirements are met.  In addition, any income from foreign currency or other hedging transactions would generally constitute nonqualifying income for purposes of both the seventy-five percent (75.0%) and ninety-five percent (95.0%) income tests.  As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

If we or MB REIT fail to qualify as a REIT, our and MB REIT's operations and distributions to stockholders will be adversely affected.

We and MB REIT intend to operate so as to qualify as a REIT under the Internal Revenue Code.  A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders.  Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations.  The determination of various factual matters and circumstances is not entirely within our control and may affect our or MB REIT's ability to qualify, or continue to qualify, as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we or MB REIT were to fail to qualify as a REIT in any taxable year:

•

we or MB REIT would not be allowed to deduct distributions paid to stockholders when computing our or MB REIT's taxable income;

•

if MB REIT does not qualify as a REIT, we will also not qualify as a REIT;

•

we or MB REIT would be subject to federal income tax (including any applicable alternative minimum tax) on our or MB REIT's taxable income at regular corporate rates;

•

we or MB REIT would be disqualified from being taxed as a REIT for the four taxable years following the year during which we or MB REIT failed to qualify, unless entitled to relief under certain statutory provisions;

•

we or MB REIT would have less cash to pay distributions to stockholders; and

•

we or MB REIT may be required to borrow additional funds or sell some of our or MB REIT's assets in order to pay corporate tax obligations we or MB REIT may incur as a result of being disqualified.

In certain circumstances, we or MB REIT may be subject to federal and state income taxes as a REIT, which would reduce our or MB REIT's cash available to pay distributions.

Even if we or MB REIT maintain our or MB REIT's status as a REIT, we or MB REIT may become subject to federal income taxes and related state taxes.  For example, if we or MB REIT have net income from a “prohibited transaction,” we or MB REIT will incur taxes equal to the full amount of the income from the prohibited transaction.  We or MB REIT may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We or MB REIT also may decide to retain income we or MB REIT earn from the sale or other disposition of our or MB REIT's property and pay income tax directly on this income.  In that event, our or MB REIT's stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of the tax liability.  We or MB REIT also may be subject to state and local taxes on our or MB REIT's income or property, either directly or at the level of the other companies through which we or MB REIT indirectly own our assets.  Any federal or state taxes paid by us or MB REIT will reduce our or MB REIT's cash available to pay distributions.

Item 1B.  Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2005, MB REIT owned 37 properties consisting of 31 Retail Properties, five Office Properties and one Industrial Property.  The following disclosure describe by business segment, the location and character of the properties that MB REIT owns.

Retail Segment

Retail Properties	Location	GLA Occupied	% Occupied	No. of Tenants	Average Rent per Square Foot	Mortgage Payable
24 Hour Fitness	Houston, TX	85,000	100	5	8.96	-
24 Hour Fitness	Woodlands, TX	45,906	100	1	19.86	-
6101 Richmond Ave.	Houston, TX	19,230	100	2	13.60	-
Pinehurst Shopping Center	Humble, TX	26,322	65	18	7.86	-
Paradise Shops of Largo	Largo, FL	53,241	97	5	15.12	7,325,000
Saratoga Town Center	Corpus Christie, TX	55,382	90	18	17.04	-
Willis Town Center	Willis, TX	12,740	73	8	15.50	-
Woodforest Square	Houston, TX	30,866	77	15	9.43	-
Windermere Village	Houston, TX	18,000	71	9	19.76	-
Eldridge Town Center	Houston, TX	78,371	100	28	18.80	-
NTB Eldridge	Houston, TX	6,290	100	1	10.33	-
Blackhawk Town Center	Houston, TX	32,608	96	10	25.89	-
Carver Creek	Dallas, TX	23,732	71	2	8.69	-
Chili's - Hunting Bayou	Houston, TX	5,476	100	1	11.60	-
Joe's Crab Shack	Houston, TX	7,282	100	1	12.01	-
Cinemark Theaters	Jacinto City, TX	68,000	100	1	10.09	-
Antoine Town Center	Houston, TX	32,730	91	16	17.50	-
Ashford Plaza	Houston, TX	27,054	82	18	8.77	-
Highland Plaza	Houston, TX	73,780	100	23	17.73	-
West End Square	Houston, TX	30,103	82	11	10.29	-
Winchester Town Center	Houston, TX	12,500	69	7	19.46	-
Atascocita Shopping Center	Humble, TX	46,146	98	7	14.46	-
Cypress Town Center	Houston, TX	45,070	81	22	17.86	-
Friendswood Shopping Center	Friendswood, TX	58,230	83	12	12.94	-
Cinemark Theaters	Webster, TX	80,000	100	1	12.94	-
Stables at Town Center (Phase I & II)	Spring, TX	154,007	85	25	9.16	-
Walgreens (1)	Springfield, MO	14,560	100	1	21.66	-
Tomball Town Center	Tomball, TX	37,739	68	16	18.16	-
Bay Colony Town Center	League City, TX	170,393	80	21	11.61	-
Triangle Center	Longview, WA	229,057	91	31	10.07	-
Cinemark 12	Pearland, TX	39,081	100	1	16.00	-

Total Retail Properties GLA, Weighted Average Occupancy and Mortgage Payable		1,618,896	80%			7,325,000

(1)  The tenant had completed construction on their space and rent commenced for the ground lease on January 1, 2006.

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Friendswood Shopping Center and Bay Colony Town Center includes 146,909 square feet leased to a tenant under a ground lease agreement.

Office Segment

Office Properties	Location	GLA Occupied	% Occupied	No. of Tenants	Average Rent per Square Foot	Mortgage Payable
6234 Richmond Avenue	Houston, TX	15,701	61	3	14.24	-
11500 Market Street	Houston, TX	2,719	100	1	13.52	-
SBC Center	Hoffman Estates, IL	1,690,214	100	1	13.42	200,472,000
Bridgeside Point	Pittsburg, PA	153,110	100	1	14.25	-
Lakeview Technology Center I	Suffolk, VA	110,007	100	2	20.22	-

Total Office Properties GLA,Weighted Average Occupancy and Mortgage Payable		1,971,751	99%			200,472,000

Industrial Segment

MB REIT's industrial property consists of one building located in Texas containing approximately 162,600 square feet leased to one tenant whose lease expires in May 2016.  The property is encumbered by a loan of $5,760,000 as of December 31, 2005.  The average annual rent per square for this property in 2005 was $4.07.

The following table lists the top ten tenants in MB REIT's portfolio as of December 31, 2005 based on the amount of square footage they each occupy.

Tenant Name	Type	Square Footage	% of Total Portfolio Square Footage	Annualized Income	% of Total Portfolio Annualized Income
SBC	Office	1,690,214	44.1%	22,687,573	45.0%
24 Hour Fitness	Retail	195,161	5.1%	3,161,378	6.3%
Cinemark	Retail	187,081	4.9%	2,343,560	4.6%
McKesson Distribution	Industrial	162,613	4.2%	661,035	1.3%
Cellomics/Fisher Scientific	Office	153,110	4.0%	2,181,818	4.3%
Lakeview Technology Center	Office	110,007	2.9%	2,224,211	4.4%
HEB Grocery Store	Retail	95,000	2.5%	530,000	1.1%
Walgreens	Retail	58,690	1.5%	1,271,327	2.5%
Publix	Retail	44,841	1.2%	538,092	1.1%
Petco	Retail	40,440	1.1%	546,750	1.1%
Ace Hardware	Retail	31,574	0.8%	277,848	0.6%

The majority of the income from MB REIT's properties consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the property.  Certain of the major tenant leases require the landlord to pay certain of these expenses above or below specific levels which could affect our operating results.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

Item 3. Legal Proceedings

There are no pending legal proceedings against us or MB REIT.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share. There is no established public trading market for our shares of common stock.

We provide a share repurchase program to provide limited liquidity for stockholders.  We may repurchase whole shares only, from time to time at the following prices:

from stockholders who have owned their shares for at least one year: $9.25 per share;

from stockholders who have owned their shares for at least two years: $9.50 per share;

from stockholders who have owned their shares for at least three years: $9.75 per share; and

from stockholders who have owned their shares for at least four years: a price determined by our board of directors but in no event less than $10.00 per share.

Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase.  We may use offering proceeds as well as proceeds from our distribution reinvestment plan and other operating funds, if any, reserved by our board, in its sole discretion, to fund the share repurchase program.  In the event that our funds exceed the amount necessary to repurchase shares, we may carry over the excess amount to the subsequent calendar month to repurchase shares during that month.  In the event that our funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular month, shares will be repurchased on a pro rata basis and the portion of any unfulfilled repurchase request will be held until next month unless withdrawn.  Subject to funds being available, we will limit the number of shares repurchased during any consecutive twelve (12) month period to five percent (5.0%) of the number of outstanding shares of common stock at the beginning of that twelve (12) month period. As of December 31, 2005, there were no shares repurchased under the share repurchase program.

The share repurchase program may be suspended or terminated if:

•

our shares are listed on any national securities exchange, or are subject to bona fide quotes on any inter-dealer quotation system or electronic communications network, or are subject of bona fide quotes in the pink sheets; or

•

our board of directors determines that it is in our best interest to suspend or terminate the share repurchase program.

Any stockholder that has beneficially owned the shares for at least one year may participate in the share repurchase program with respect to his or her whole shares only.  However, if a stockholder dies prior to owning the shares for one year, we may waive this one-year holding period for the beneficiaries or heirs, as appropriate.

Stockholders

As of March 6, 2006, we had 6,779 stockholders of record.

Distributions

We have been paying monthly distributions since October 2005. The table below sets forth the amount of distributions paid since our inception.  The rate shown is the annual per share amount.

Rate (per share per month)	Date Declared	Date Distributed
$ .04167	October 1, 2005	November 12, 2005
.04167	November 1, 2005	December 12, 2005

.04167	December 1, 2005	January 12, 2006
.05000	January 1, 2006	February 12, 2006
.05000	February 1, 2006	--

We declared and paid distributions to our stockholders per weighted average number of shares outstanding during the period from October 1, 2005 to December 31, 2005 totaling $.125 per share or $123,300.  We expect to continue paying distributions at the same per share rate of $.05000 through the remainder of 2006. All of these amounts constitute a return of capital for federal income tax purposes for the year ended December 31, 2005.

Recent Sales of Unregistered Securities

On October 20, 2004, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to Inland Real Estate Investment Corporation, our sponsor, in connection with our formation.  No sales commission or other consideration was paid in connection with the sale.  The sale was consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to purchase 3,000 shares following their becoming a director and for the grant of additional options to purchase 500 shares on the date of each annual stockholders' meeting.  The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant.  All other options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share.  The subsequent options are exercisable at $8.95 per share prior to the time that there is a public market for our shares.  On February 21, 2006, we granted each of our five independent directors his or her initial option to acquire 3,000 shares.

Use of Proceeds from Registered Securities

We are currently offering shares of our common stock at $10.00 per share. The effective date of our offering was August 31, 2005 and our registration number is 333-122743.

As of December 31, 2005, we have sold the following securities in our offering for the following aggregate offering prices:

•	9,846,224	shares on a best efforts basis for $98,340,889; and
•	7,610	shares pursuant to the DRP for $72,299

As of December 31, 2005, we had sold 9,853,834 shares resulting in gross proceeds of $98,413,188, excluding the 20,000 shares purchased by our sponsor for $200,000 preceding the commencement of our offering.

Since October 4, 2004 (inception) through December 31, 2005, we have incurred the following expenses in connection with the offering and sale of our shares:

Type of Expense	Amount
Selling commissions,	$7,009,883
Marketing contribution	2,410,513
Other expenses to affiliates of the business manager	137,996
Other expenses	3,588,538
Total expenses	$13,146,930

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are $85,266,258.

We have used the net offering proceeds as follows as of December 31, 2005:

Use of Proceeds	Amount
Investment in MB REIT	$47,000,184
Working capital	2,000,000
Investment in marketable securities	14,017,145
Temporary investments	22,248,929
Total uses	$85,266,258

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

The following table provides information regarding our equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column)

Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders

Independent Director Stock Option Plan	0	$8.95	75,000

Total:	0	$8.95	75,000

Item 6. Selected Financial Data

The following table shows selected financial data relating to the historical financial condition and results of operations of Inland American and MB REIT, our controlled and consolidated subsidiary.  Such selected data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report.

	2005	2004

Total assets:
Inland American	$66,263,427	731,465
MB REIT	$799,587,478	-
Total	$865,850,905	731,465

Mortgages and margins payable		-
Inland American	$14,097,145	-
MB REIT	$213,557,000	-
Total	$227,654,145	-

Total income

Inland American	$-	-
MB REIT	$6,668,340	-
Total	$6,668,340	-

Total interest and dividend income
Inland American	$333,775	-
MB REIT	$1,406,387	-
Total	$1,740,162	-

Net loss applicable to common shareholders	$(1,372,936)	(24,000)

Net loss per common share, basic and diluted (a)	$(1.55)	(1.20)

Distributions declared to common shareholders	$438,397	-

Distributions per weighted average common share (a)	$.11	-

Funds From Operations (a)(b)	$(784,241)	-

Cash flows provided by (used in) operating activities
Inland American	$1,076,975	(14,000)
MB REIT	$10,421,422	-
Total	$11,498,397	(14,000)

Cash flows used in investing activities
Inland American	$(28,340,213)	-
MB REIT	$(782,384,668)	-
Total	$(810,724,881)	-

Cash flows provided by financing activities
Inland American	$103,189,190	214,000
MB REIT	$732,966,344	-
Total	$836,155,534	214,000

Weighted average number of common shares outstanding, basic and diluted	884,058	20,000

(a)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the year ended December 31, 2005 and the period from October 4, 2004 (inception) to December 31, 2004, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period from August 31, 2005 (commencement of the offering) to December 31, 2005.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in a 100% return of capital for tax purposes.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  For the year ended December 31, 2005, $123,300 (or 100% of the distributions paid for 2005) represented a return of capital due to the tax loss in 2005.  No distributions were funded in 2004.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our relative property performance to determine our return on capital.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		2005
	Net Loss applicable to common shares	$(1,372,936)
Add:	Depreciation and amortization related to investment properties	3,449,707
Less:	Minority interests' share of the above adjustment	2,861,012

	Funds from operations	$(784,241)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe,"" expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward -looking statements including, without limitation, limitations on the area in which we may acquire properties; risks associated with borrowings secured by our properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than we do; inability of lessees to meet financial obligations; uninsured losses and risks of failing to qualify as a real estate investment trust ("REIT").  The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise For additional information, please see the risk factors identified under Item 1A in this Form 10-K.

The following discussion and analysis relates to the year ended December 31, 2005 for Inland American and MB REIT and the period from October 4, 2004 (inception) to December 31, 2004 for Inland American only.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

A discussion of activity for 2004 is not included because we were newly formed and did not have any significant operating or other activity in 2004.

Overview

We were formed in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings, located in the United States and Canada. We are not self administered or managed. Instead we have retained Inland American Business Manager & Advisor, Inc., to serve as our business manager and to manage our day-to-day operations. On August 31, 2005, we commenced an initial public offering of up to 500,000,000 shares of common stock at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to our distribution reinvestment plan. As of December 31, 2005, we have raised offering proceeds of $98,613,188.

As discussed previously, on October 11, 2005 we entered into a joint venture pursuant to which we agreed to invest approximately $1.2 billion in MB REIT no later than December 31, 2006. As of December 31, 2005, we had invested approximately 47.0 million and have purchased approximately 37,000 shares of common stock or approximately 62% of the outstanding common stock.  We have the direct ability to make major decisions for MB REIT and therefore we consolidated this entity and the outside ownership interests owned by other parties in the MB REIT are reflected as minority interests in our accompanying Consolidated Financial Statements.

As of December 31, 2005, MB REIT owned thirty-seven properties consisting of five office properties, thirty-one retail properties and one industrial distribution property.  The properties are located in seven states and contain an aggregate of approximately 3.8 million square feet of gross leasable area.  As of December 31, 2005, approximately 92% of gross leasable area in the properties was leased.

As of December 31, 2005 all of our property acquisitions and related borrowings on these properties have been completed through MB REIT, therefore all discussions contained herein related to these properties and their operations during 2005 relate to MB REIT.

Critical Accounting Policies and Estimates

General

The following disclosure pertains to critical accounting policies and estimates we and MB REIT believe will be the most "critical" to our and MB REIT's financial condition and results of operations.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our and MB REIT's judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies.

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates.  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets or SFAS No. 144, we conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5,000 which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Revenue Recognition

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally is greater than the cash collected in the early years and decreases in the latter years of a lease.  We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively affected and would be adjusted appropriately.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

We will accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

Partially-Owned Entities:

We consider APB 18: The Equity method of Accounting for Investments in Common Stock, SOP 78-9: Accounting for Investments in Real Estate Ventures, Emerging Issues Task Force ("EITF") 96-16: Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights  and FASB Interpretation No. 46R (Revised 2003): Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R"), to determine the method of accounting for each of our partially-owned entities.  In determining whether we have a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual return, if they occur, or both.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  This consensus had no impact on us as of December 31, 2005.

Income Taxes

We and MB REIT operate in a manner intended to enable us to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  If we or MB REIT fail to distribute the required amount of income to our shareholders, or fail too meet other REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.

Liquidity and Capital Resources

General

Our principal demands for funds have been for our investment in MB REIT and to pay operating expenses and distributions. Generally, cash needs for items other than our investment in MB REIT have been funded from the proceeds of our public offering of our shares of common stock, by interest and investment income, or by advances or contributions by the sponsor.

Potential future sources of capital include proceeds from the public or private offering of our debt or equity securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from MB REIT, interest and investment income, and property operations.  We anticipate that during the current year we will (i) acquire additional existing properties and companies, (ii) continue to pay distributions to stockholders, and (iii) fund our capital contribution requirements to MB REIT, and each is expected to be funded from proceeds of our public offerings of shares and cash flows from all sources.

Future sources of capital for MB REIT include equity contributions, secured financing proceeds and undistributed funds from property operations.

MB REIT's leases typically require the tenants to bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances the leases provide that the tenant is responsible for roof and structural repairs.  Certain of MB REIT's properties are subject to leases under which MB REIT retains responsibility for certain costs and expenses associated with the property.  MB REIT anticipates that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future and can be met with funds from operations and working capital.

Our business manager expects that the cash to be generated from  our public offering, interest and investment income, distributions from MB REIT’s property operations and our property operations will be adequate to pay our operating expenses and provide distributions to stockholders, and fund our capital contribution requirements to MB REIT.

We and MB REIT consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We and MB REIT maintain our and MB REIT's cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We and MB REIT believe that the risk is not significant, as we and MB REIT do not anticipate the financial institutions' non-performance.

Liquidity

Offering.

As of December 31, 2005, subscriptions for a total of 9,866,224 shares had been received and accepted; resulting in gross proceeds of $98.6 million, not including 7,610 shares sold pursuant to the DRP as of December 31, 2005.  As a result of the DRP sales, we have received a total of $98,613,188 of gross offering proceeds as of December 31, 2005.

MB REIT Capital Contribution Requirements

We are required to invest $1.2 billion in the MB REIT by December 31, 2006.  We expect to fund this obligation with proceeds from our public offering of shares and cash flows from all sources.

Mortgage Debt

As of December 31, 2005 MB REIT had obtained mortgage debt secured by three properties totaling approximately $213.6 million that require monthly payments of interest only and bear interest at a range of 4.88% to 4.995% per annum.

On December 27, 2005, we entered into a rate lock agreement with Bear Stearns Commercial Mortgage, Inc. which can be used to finance properties acquired by us or MB REIT.  We paid a rate lock deposit of $2.0 million to lock the interest rate at 5.321% for a period of 90 days for $100 million in principal.  We entered into the rate lock to secure the interest on mortgage debt to be identified as debt is placed on properties we currently own or will purchase in the future.  The deposit is applied to the mortgage funding as they occur.

On February 21, 2006, MB REIT entered into a rate lock agreement with Merrill Lynch Mortgage Lending.  MB REIT paid a rate lock deposit of $107,250 to lock the interest rate at 5.413% for a period of 90 days for $10,725,000 in principal.  MB REIT entered into the rate lock to secure the interest on mortgage debt it intends to place on Southgate Apartments.

Margins Payable

We have purchased a portion of our marketable securities through margin accounts.  As of December 31, 2005, we have recorded a payable of $14,097,145 for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At December 31, 2005, the rates we were paying equaled a range between 5.35% and 5.78%

MB REIT Put/Call Agreement

Pursuant to the terms of a put/call agreement entered into with Minto Delaware, we may be required to redeem Minto Delaware's interest in the MB REIT in the following manner:

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware,  has the option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware equity (consisting of the series A preferred stock and any comon stock in the MB REIT owned by Minto Delaware) for a price equal to (A) if our shares of common stock are not listed, on the earlier of (x) the date we purchase the Minto Delaware equity or (y) 150 days after the date written notice of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,348,000 or (B) if the shares of our stock are listed, on the earlier of (x) the date we purchase the Minto Delaware equity or (y) 150 days after the date written notice of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.  The series A liquidation preference is equal to $1,276 per share of series A preferred stock plus accrued and unpaid dividends.

On or after October 11, 2012, Minto Holdings has an option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware equity for a price equal to (A) if the shares of our common stock are not listed, on the earlier of (x) the date we purchase the Minto Delaware equity or (y) 150 days after written notice of a subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value of the common stock held by Minto Delaware on the date written notice of the subsequent purchase right is given, payable in cash, or (B) if the shares of our common stock are listed, on the earlier of (x) the date we purchase the Minto Delaware equity or (y) 150 days after written notice of the subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, one hundred percent (100%) of the Minto Delaware equity for a price equal to (A) if the shares of our common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value of the common stock of MB REIT held by Minto Delaware or (B) if the shares of our common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

Stockholder Liquidity.

We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders.

The distribution reinvestment program allows stockholders to automatically reinvest distributions by purchasing additional shares from us at $9.50 per share without paying selling commissions or the marketing contribution and due diligence expense allowance.

The share repurchase program allows existing stockholders with limited, interim liquidity by enabling them to sell shares back to us.  The prices at which shares may be sold back to us are as follows:

•

One year from the purchase date, at $9.25 per share;

•

Two years from the purchase date, at $9.50 per share;

•

Three years from the purchase date, at $9.75 per share; and

•

Four years from the purchase date, at a price determined by our board of directors but in no event less than $10.00 per share.

As of December 31, 2005, no shares have been repurchased.

Capital Resources

The number of assets we will acquire depends, in part, upon the amount of the net proceeds of the offering and the availability and pricing of mortgage debt.  Our business manager is not aware of any unfavorable material trends in either capital resources or the outlook for long-term cash generation; however, our business manager believes that our proceeds from our offering will be increasing at a steady pace over time.  Our business manager does not expect any material changes in the availability and relative cost of such capital resources, other than as referred to herein.  However, our business manager has begun to see a steady increase in the pricing of mortgage debt.

As of December 31, 2005, we had incurred $13,146,930 of offering and organization costs, of which $2,708,748 was advanced by our sponsor. Our business manager has agreed to pay all organization and offering expenses, excluding such selling expenses, in excess of 4.5% of the gross offering proceeds. As of December 31, 2005, these organization and offering costs did not exceed the 4.5% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering.  We intend on reimbursing the sponsor for those advances during the first quarter of 2006.

Cash Flows From Operating Activities

Consolidated cash flows from operating activities were $11.5 million for the year ended December 31, 2005.

Inland American cash flows provided by operating activities were approximately $1.1 million for the year ended December 31, 2005 and were generated primarily from interest and dividend and our investment in MB REIT.

MB REIT's cash flows provided by operating activities were approximately $10.4 million for the year ended December 31, 2005.  The net cash provided by operating activities from MB REIT are due primarily to revenues from property operations and interest income for the year ended December 31, 2005.

Cash Flows From Investing Activities

Consolidated cash flows from investing activities were $810.7 million for the year ended December 31, 2005.

Inland American cash flows used in investing activities were approximately $28.3 million for the year ended December 31, 2005 and were primarily used for the purchase of marketable securities.

MB REIT's cash flows used in investing activities were approximately $782.4 million for the year ended December 31, 2005 and were primarily used for the acquisition of 37 properties in 2005.

Cash Flows From Financing Activities

Consolidated cash flows from financing activities were $836.2 million for the year ended December 31, 2005.

Inland American cash flows provided by financing activities was approximately $103.2 million for the year ended December 31, 2005.  We generated proceeds from the sale of shares, net of offering costs paid, of approximately $85.7 million.  We generated approximately $14 million by borrowing against our portfolio of marketable securities.  We paid approximately $123,300 in distributions to our common shareholders. Our sponsor has contributed amounts to pay the common shareholder distributions until funds from our operations are adequate to cover distributions.  The sponsor contributed $800,000 and advanced approximately $2.7 million for the year ended December 31, 2005 for the payment of common share distributions and certain of our expenses.

MB REIT's cash provided by financing activities was approximately $733 million for the year ended December 31, 2005.  MB REIT generated approximately $213.6 million from the issuance of new mortgages secured by three properties, approximately $8 million is due to related parties, and approximately $517 million on the issuance of MB REIT common and preferred shares during 2005.  Also, MB REIT paid approximately $3.5 million for loan fees and approximately $2.1 million in distributions to MB REIT preferred shareholders during 2005.

MB REIT can require Inland Western to purchase up to $300 million of series C preferred stock if we do not purchase the required MB REIT stock.  The Series C Preferred Shares is not subject to any sinking fund or mandatory redemption.  The holders of Series C Preferred Shares do not have the right to require MB REIT to redeem the Series C Preferred Shares in certain circumstances.  MB REIT may redeem the Series C Preferred Shares at any time and must redeem them no later than December 31, 2006 in an amount equal to $1,276 per share plus an amount equal to any accrued and unpaid dividends (whether or not earned or authorized) to the date of payment.

We and MB REIT are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our and MB REIT's real estate investment portfolio and operations.  Our and MB REIT's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we and MB REIT borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

Our and MB REIT's interest rate risk is monitored using a variety of techniques. The table below presents MB REIT's principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	213,557,000

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	4.99%

Results of Operations

General

The following discussion is based primarily on our consolidated financial statements for the year ended December 31, 2005.  As of December 31, 2005, all of our property acquisitions and related borrowings have been completed through MB REIT, which began purchasing properties shortly after we completed the purchase agreement with Minto (Delaware), LLC on October 11, 2005.

Quarter Ended	MB REIT Properties Purchased during Quarter	MB REIT Square Feet Acquired	MB REIT Purchase Price
March 31, 2005	None	N/A	N/A
June 30, 2005	None	N/A	N/A
September 30, 2005	None	N/A	N/A
December 31, 2005	37	3,829,615	$753,990,474

Total	37	3,829,615	$753,990,474

Rental Income, Tenant Recovery Income, and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  MB REIT's total property revenues were $6,668,340 for the year and quarter ended December 31, 2005.  The table below presents MB REIT’s property revenues by segment.

The majority of the revenue from MB REIT’s properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to MB REIT for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

	Total	Office	Retail	Industrial

Property rentals	$5,876,492	$3,260,283	$2,454,622	$161,586
Straight-line rents	250,083	140,174	104,096	5,812
Amortization of acquired above and below market leases, net	25,157	(6,432)	31,589	-
Total rental income	$6,151,732	$3,394,025	$2,590,308	$167,399

Tenant recoveries	508,948	26,202	480,816	1,930
Other income	7,660	764	6,896	-
Total property revenues	$6,668,340	$3,420,992	$3,078,020	$169,328

Office segment property rental revenues are greater than other segments primarily due to more rentable gross square feet and the gross square feet having higher weighted average annual rent per square foot than our other segments. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties purchased in 2005 had above market leases in place at the time of acquisition and therefore decreased rental income in 2005. Tenant recoveries for the office segment are lower than other segments because the office leases have significant caps on their common area maintenance costs and real estate taxes.

Retail segment property rental revenues are lower than the office segment because there are less gross leasable square feet and a weighted average annual rent per square foot is less than the office segment. Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition which increased rental income in 2005. Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be passed on to the tenants. Other income for the retail segment is higher than the office segment due to one property located in Florida that is required to collect a sales tax from their tenants which we record as an operating expense.

Industrial segment rental revenues are less than the other segments because there is only one tenant with less total gross leasable square feet than the other segments at a lower rent per square foot. The one tenant has a net lease and they are directly responsible for operating costs but reimburse the management company for real estate taxes and insurance.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees, paid to MB REIT’s property managers, and property operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  MB REIT's expenses were $986,672 for the year ended December 31, 2005. MB REIT's expenses were incurred on the properties purchased during the year ended December 31, 2005.  The table below presents MB REIT's property operating expenses by segment.

General and Administrative Expenses. General and administrative expenses consist of professional services, salaries and computerized information services costs reimbursed to affiliates of the business manager for maintaining our accounting and investor records, affiliates of the business manager common share purchase discounts, insurance, postage, board of directors fees and printer costs.  Our expenses were $1,085,724 for the year ended December 31, 2005, and results from services required as we grow our portfolio of investment properties.  MB REIT's expenses were $180,969 for the year ended December 31, 2005, and results from services required as MB REIT continues to grow.  The table below presents MB REIT's administrative expenses by segment.

Depreciation and Amortization.  MB REIT’s depreciation and amortization expense was $3,458,685 and is a result of depreciation on the properties purchased during the year in the amount of $2,751,586 and amortization expense resulting from the amortization of intangible assets and loan fees in the amount of $707,099 for the year ended December 31, 2005.  The table below presents MB REIT’s depreciation and amortization expense by segment.

The table below presents our and MB REIT’s property operating expenses and real estate taxes, general and administrative expenses and depreciation and amortization by segment.

	Total	Office	Retail	Industrial
Operating expenses and real estate taxes	986,672	276,936	699,185	10,550
Depreciation and amortization	3,458,685	2,136,319	1,260,109	62,257
General and administrative	1,266,693	671,347	582,679	12,667
Total expenses	$5,712,050	$3,084,603	$2,541,973	$85,475

Office segment operating expenses are lower than other segments because certain office leases are net leases and are responsible for paying their own common area maintenance costs and real estate taxes. Office segment properties purchased in 2005 had higher purchase prices than the other segments and therefore, depreciation and amortization expense were higher for the office segment.

Retail segment operating expenses are greater than the office segment because the retail tenant leases are not net leases and MB REIT is responsible for paying common area maintenance costs and real estate taxes.

Industrial segment operating expenses are lower than the other segments as the one tenant has a net lease and they are directly responsible for operating costs but reimburse the management company for real estate taxes and insurance.

Interest and Dividend Income.  Interest income consists of interest earned on short term investments and distributions from investments in REIT shares.  Inland American's interest and dividend income was $333,775 for the year ended December 31, 2005, and results primarily from interest earned on cash and dividends earned on marketable securities investments. Interest and dividend income for MB REIT was $1,406,387 for the year ended December 31, 2005, resulting primarily from interest earned on cash investments.  MB REIT’s other income was $1,830 for the year ended December 31, 2005.

Interest Expense.  MB REIT's mortgage interest was $1,322,830 for the year ended December 31, 2005 and is due to the financing of three properties during 2005.  Our interest expense on margin accounts for marketable securities investments was $21,325 and other interest expense was $67,664 for the year ended December 31, 2005.

Minority Interest

The minority interest represents outside interests in MB REIT and is comprised of:

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock	264,132,000	(2,076,874)	2,076,874	264,132,000
Series C preferred stock	224,003,076	(2,108,052)	2,108,052	224,003,076
Common Stock	29,348,000	-	(1,762,527)	27,585,473

	517,483,076	(4,184,926)	2,422,399	515,720,549

Allocations of profit are made first to series A and C preferred shareholders to equal their distributions and then profit and losses are allocated to the common shareholders in accordance with their ownership interest.

Other Expenses

Under the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), the put/call arrangements related to the MB REIT transaction as discussed previously are considered derivative instruments.  The asset and liabilities under these puts and calls are marked to market every quarter with changes in the value recorded as other expense in the consolidated statement of operations.

The put/call arrangements had a value of ($237,000) as of December 31, 2005 and thus other expense of $237,000 was recognized for the year ended December 31, 2005.  The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

Effects of Transactions with Related and Certain Other Parties

On December 2, 2005, MB REIT acquired Lakeview Technology Center through the purchase of all of the membership interests of a limited liability company holding title to this property for approximately $24.5 million.  The limited liability company acquired this property on October 7, 2005 from an unaffiliated third party for approximately $24.5 million.  An affiliate of our business manager, Inland American Acquisitions, Inc. or Inland Acquisitions agreed to sell MB REIT their membership interests in the limited liability company for the price it paid to the unaffiliated third party for the property, plus any actual costs incurred.  MB REIT subsequently acquired all of the outstanding membership interests in this limited liability company from Inland Acquisitions. Inland Western provided the initial financing of $24.3 million to acquire the property.  MB REIT subsequently repaid this loan on December 6, 2005.

On December 28, 2005, MB REIT acquired Cinemark 12 through the assignment from Inland Acquisitions to MB REIT of all of the outstanding membership interests in two limited liability companies owning all of the outstanding general and limited partnership interests in the partnership which holds title to the property for approximately $9.2 million.  This partnership owned the property subject to a loan of approximately $9.45 million from Inland Western which was repaid by Inland Acquisitions using the proceeds from the assignment.

The purchase price we and MB REIT pay an affiliate of our business manager may not exceed the appraised value of the real estate at the time of acquisition. It is possible that we and MB REIT would have negotiated a better price if we had negotiated directly with the seller.  Our articles of incorporation require a majority of our directors who have no financial interest in the transaction to approve the transaction and conclude that it is fair and reasonable to us and MB REIT.  If the price to us or MB REIT exceeds the cost paid by our affiliate of the business manager, there must be substantial justification for the excess cost.

Services Provided by Affiliates of the Business Manager.  As of December 31, 2005, we had incurred $13,146,930 of offering costs, of which $7,662,785 was paid or accrued to affiliates of the business manager. In accordance with the terms of the offerings, the business manager has agreed to pay all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions, marketing contributions and due diligence expenses) which together exceed 15% of gross offering proceeds.  As of December 31, 2005, offering costs did not exceed the 4.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the business manager.

Certain affiliates of the business manager are entitled to reimbursement for salaries and expenses of employees of affiliates of the business manager relating to the offerings.  In addition, an affiliate of the business manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $0 for the period from October 4, 2004 (inception) to December 31, 2004 and $9,420,396 for the year ended December 31, 2005, of which $292,060 was unpaid as of December 31, 2005.

Certain affiliates of the business manager are entitled to reimbursement for general and administrative expenses of the affiliates of the business manager relating to our and MB REIT's administration.  Such costs are included in general and administrative expenses, professional services, and acquisition cost expenses, in addition to costs that were capitalized pertaining to property acquisitions.  During the period from October 4, 2004 (inception) to December 31, 2004 and for the year ended December 31, 2005, we incurred $544 and $130,756 of these costs, respectively, of which $43,616 remained unpaid as of December 31, 2005.  For the year ended December 31, 2005, MB REIT incurred $288,104 of these costs of which $19,000 remained unpaid as of December 31, 2005.

Our sponsor contributed $200,000 in 2004 to our capital for which it received 20,000 shares of common stock.

Our sponsor has contributed funds sufficient to pay our distributions to stockholders and advanced funds to pay for costs until funds from our operations are adequate to cover the distributions and costs.  For the year ended December 31, 2005, the sponsor advanced a total of $2,708,748 for the payment of costs and contributed $800,000 to pay our distributions of $123,300 and expenses of $676,700.

An affiliate of the business manager will provide loan servicing to us and MB REIT for an annual fee.  Such costs are included in property operating expenses to affiliates.  The agreement allows for annual fees totaling .03% of the first billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  There were no fees paid for the year ended December 31, 2005.

We and MB REIT will pay an affiliate of the business manager .2% of the principal amount of each loan placed for us or MB REIT.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the year ended December 31, 2005, MB REIT paid loan fees totaling $427,249 to this affiliate of the business manager.

After our stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” we will pay our business manager an annual business management fee of up to one percent (1.0%) of our “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of our average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of our common stock reduced by prior distributions from the sale or financing of our properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  We will pay this fee for services provided or arranged by our business manager, such as managing our day-to-day business operations, arranging for the ancillary services provided by other affiliates and overseeing these services, administering our bookkeeping and accounting functions, consulting with our board, overseeing our real estate assets and providing other services as our board deems appropriate.  This fee terminates if we acquire our business manager.  Separate and distinct from any business management fee, we also will reimburse our business manager or any affiliate for all expenses that it, or any affiliate including IREIC, pays or incurs on our behalf including the salaries and benefits of persons employed by our business manager or its affiliates and performing services for us except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of our business manager.  For any year in which we qualify as a REIT, our business manager must reimburse us for the amounts, if any, by which our total operating expenses paid during the previous fiscal year exceed the greater of: two percent (2.0%) of our average invested assets for that fiscal year; or twenty-five percent (25.0%) of our net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to our business manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  No fees or reimbursements were due or paid for the year ended December 31, 2005.

MB REIT also entered into an agreement with an affiliate of the business manager to pay an asset management fee.  The terms are consistent with those listed above.  No asset management fees or reimbursements were due from MB REIT for the year ended December 31, 2005.

The property manager, an entity owned principally by individuals who are affiliates of the business manager, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  MB REIT incurred and paid property management fees of $358,532. The fees have been recorded in property operating expenses to affiliates of the business manager for the year ended December 31, 2005.  No fees remained unpaid as of December 31, 2005.

We established a discount stock purchase policy for affiliates of our business manager that enables these affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 130,737 shares to affiliates and affiliates of our business manager and recognized an expense related to these discounts of $153,379 for the year ended December 31, 2005.

We used an affiliate of the business manager to purchase and monitor our investment in marketable securities.  We incurred expenses totaling $23,534 during the year ended December 31, 2005, of which $21,872 remained unpaid as of December 31, 2005.

As of December 31, 2005 we were due funds from affiliates of our business manager in the amount of $236,702 which is due for costs paid by us.  Of this amount, $172,789 is due from the Inland Real Estate Transactions Group, Inc. and $63,913 is due from Inland Western for such costs as appraisal fees, lease abstracting, and due diligence.

As of December 31, 2005, MB REIT was due funds from Inland Western in the amount of $214,783, which is due to MB REIT for earnest money deposited on a property subsequently purchased by Inland Western.

As of December 31, 2005 we owed funds to various affiliates of the business manager in the aggregate amount of approximately $293,353 which were costs paid on our behalf relating to the acquisition or financings of investment properties including such costs as appraisal fees, lease abstracting, loan fee deposits and due diligence.  We paid this amount during the first quarter of 2006.

MB REIT owed funds to affiliates of the business manager in the amount of $3,377,702.  Of this total, $3,034,142 is due to Inland Western for appraisal fees, legal fees, earnest money deposits and due diligence related to properties Inland Western was originally going to purchase but were subsequently purchased by MB REIT.  The remaining amount of $343,560 is due to various affiliates of the business manager which were costs paid by the affiliates on MB REIT's behalf relating to the acquisition or financing of investment property.  MB REIT paid these amounts during the first quarter of 2006.

Inland Western invested $224 million in MB REIT in series C preferred shares as of December 31, 2005.  MB REIT owed $2,108,052 to Inland Western for series C preferred distributions as of December 31, 2005 which was paid by MB REIT in January of 2006.

As of December 31, 2005, MB REIT owed funds to Minto Delaware in the amount of $4,954,633.  Included in this amount is interest due to Minto Delaware at a rate of 3.46% per annum on the principal balance of $4,908,401, totaling approximately $37,700.  MB REIT paid Minto Delaware in February of 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents MB REIT's obligations and commitments to make future payments under debt obligations, and lease agreements as of December 31, 2005.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$518,110,112	10,656,382	31,969,147	33,832,973	441,651,610

Ground Lease Payments	$11,296,252	140,580	432,304	293,537	10,429,831

MB REIT has closed on several properties which have earnout components, meaning MB REIT did not pay for portions of these properties that were not rent producing.  MB REIT is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, MB REIT will own that space without any further obligation. Based on pro forma leasing rates, MB REIT may pay as much as $29,228,183 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.  At the time of acquisition, MB REIT placed $25,428,371 into restricted escrows for the purchase of earnout space.

As of December 31, 2005, we are obligated to purchase the remaining shares of MB REIT worth approximately $874 million by December 31, 2006.  MB REIT can repurchase the series C preferred shares by December 31, 2006 in the amount of $224,003,076.

Subsequent Events

We paid distributions to our stockholders of .60 per share per annum totaling $315,096 in January 2006 and $623,125 in February 2006.

We issued 14,318,005 shares of common stock from January 1, 2006 through March 6, 2006, resulting in a total of 24,199,449 shares of common stock outstanding. As of March 6, 2006, subscriptions for a total of 24,128,167 shares were received and accepted resulting in total gross offering proceeds of $241,281,670 and an additional 71,282 shares were issued pursuant to the DRP for $315,102 of additional gross proceeds.

On February 21, 2006, we granted options to purchase 3,000 shares to our independent directors pursuant to our Independent Director Stock Option Plan.  The initial options will be exercisable at $8.95 per share.

We have acquired the following property during the period January 1 to March 6, 2006.  The acquisition is summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

01/05/06	Stop N Shop Hyde Park, NY	1998	13,000,000	52,500	Stop N Shop

Mortgage debt financing obtained by us subsequent to December 31, 2005, is detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

01/05/06	Stop N Shop	5.245%	02/2013	8,100,000

MB REIT paid distributions of $1.8 million to its common stockholders in February 2006.  Distributions of $1,273,570 were paid to Inland American and $526,430 to Minto Delaware.  MB REIT also paid distributions to Inland Western as the holder of the series C preferred stock of $1,552,246 in January 2006 and $1,417,661 in February 2006.  In March 2006, MB REIT paid common stock distributions of $353,770 to Inland American and $146,230 to Minto Delaware.

MB REIT issued 81,505 shares of common stock to us from January 1, 2006 through March 6, 2006, resulting in a total of 141,339 of common shares outstanding for a total amount of invested of $180,348,564. MB REIT also issued 31,348 series C preferred shares to Inland Western from January 1 to March 6, 2006, resulting in 206,899 series C shares outstanding for a total invested amount of $264,003,124.  On January 3, 2006, 1,000 series B preferred shares totaling $125,000 were issued to outside investors.

On February 21, 2006, MB REIT entered into a rate lock agreement with Merrill Lynch Mortgage Lending.  MB REIT paid a rate lock deposit of $107,250 to lock the interest rate of 5.413% for a period of 90 days for $10,725,000 in principal.  MB REIT entered into the rate lock to secure mortgage debt financing for Southgate Apartments.

MB REIT has acquired the following properties during the period January 1 to March 6, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
01/04/05	Monadnock Marketplace Keene, NH	2003/2005	48,762,759	200,775	Price Chopper Bed, Bath & Beyond Circuit City Borders Michaels

01/17/06	Thermo Process Facility Sugarland, TX	2001/2005	13,900,000	150,000	Thermo Process Inc.

01/27/06	Lakewood Shopping Center, Phase I Margate, FL	2002/2004	26,290,000	149,077	Walgreens Marshalls

02/09/06	Hunting Bayou Jacinto City, TX	1985	17,095,807	133,165	24 Hour Fitness MTI College of Business

03/01/06	Southgate Apartments Louisville, KY	2002	19,500,000	233,496	256 apartment units

MB REIT is obligated under earnout agreements to pay additional funds to certain sellers once space, vacant at the time MB REIT acquired the property becomes occupied and the tenants begin paying rent.  During the period from January 1 to March 6, 2006, MB REIT funded earnouts totaling $605,000 at one of the existing properties.  Upon acquisition of Hunting Bayou on February 9, 2006, MB REIT placed an additional $3,237,000 of the purchase price into restricted escrow for earnout fundings.

The mortgage debt financings obtained by MB REIT during the period from January 1 to March 6, 2006, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
01/24/06	Lakeview Technology	4.900%	02/2011	14,470,000

01/27/06	Lakewood Shopping Center, Phase I	6.01%	04/2024	11,714,963

02/09/06	Triangle Center	4.83%	03/2011	23,600,000

02/10/06	Bridgeside Point	5.20%	02/2031	17,325,000

02/27/06	Monadnock Marketplace	4.88%	04/2013	26,785,000

03/03/06	Thermo Process Facility	5.24%	03/2031	8,201,000

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  Adoption of SFAS 153 did not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us and MB REIT for new or modified partnerships. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. We have evaluated the effect of this consensus and have concluded it does not have an impact on our consolidated financial statements.

Inflation

For MB REIT's investment properties, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our and MB REIT's rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation related to expenses, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants.  The capital appreciation of triple-net leased properties, as well as all properties, is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.  As of December 31, 2005, MB REIT owned seven single-user triple-net leased properties.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-

rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2005 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties..

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

While this hedging strategy described above will have the effect of smoothing out interest rate fluctuations, the result may be to reduce the overall returns on your investment.

The fair value of MB REIT's debt approximates its carrying amount as of December 31, 2005.

Our and MB REIT's interest rate risk is monitored using a variety of techniques. The table below presents MB REIT's principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	213,557,000

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	4.99%

There is no variable rate debt as of December 31, 2005.

A put/call agreement was entered into by us and MB REIT as a part of the MB REIT transaction on October 11, 2005 to document the redemption options for Minto Delaware’s preferred and common stock.  This agreement is considered a derivative instrument and is accounted for pursuant to SFAS No. 133.  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.

The fair value of these derivative instruments is estimated using the Black-Scholes model.  The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security an appropriate discount rate.  MB REIT obtains volatility rates from independent sources based on expected volatility of the underlying security over the term of the derivative instrument.  The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted.  A discount rate (based on current interest rates) is obtained at the inception of the derivative instrument and updated each reporting period based on our estimate of the discount rate at which we could currently settle the derivative instrument.  Considerable management judgment is required in estimating the Black-Scholes variables.  Actual results upon settlement upon settlement or unwinding of derivative instruments may differ materially from these estimates.

Item 8.  Consolidated Financial Statements and Supplementary Data

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Index

Page

Report of Independent Registered Public Accounting Firm	45

Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	46

Consolidated Statements of Operations and Other Comprehensive Income for the year ended December 31, 2005 and the period from October 4, 2004 (inception) to December 31, 2004	48

Consolidated Statement of Stockholders' Equity for the year ended December 31, 2005 and the period from October 4, 2004 (inception) to December 31, 2004	49

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and the period from October 4, 2004 (inception) to December 31, 2004	50

Notes to Consolidated Financial Statements	52

Real Estate and Accumulated Depreciation (Schedule III)	71

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2005 and the period from October 4, 2004 (inception) to December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from October 4, 2004 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

March 14, 2006

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Balance Sheets

Assets

	December 31,	December 31,
	2005	2004

Investment properties:
Land	$101,144,000	$-
Building and other improvements	609,362,360	-

	710,506,360	-
Less accumulated depreciation	(2,751,586)	-

Net investment properties	707,754,774	-

Cash and cash equivalents (including cash held by management company of $7,329,351 as of December 31, 2005)	37,129,050	200,000
Restricted cash (Note 2)	8,626,216	-
Restricted escrows (Note 2)	30,708,191	-
Investment in marketable securities	28,614,472	-
Accounts and rents receivable	1,100,022	-
Due from related parties (Note 3)	451,485	-
Acquired in-place lease intangibles (net of accumulated amortization of $698,121)	45,620,596	-
Acquired above market lease intangibles (net of accumulated amortization of $8,780)	243,567	-
Loan fees and loan fee deposits (net of accumulated amortization of $8,978)	3,534,895	-
Other assets	2,067,637	531,465

Total assets	$865,850,905	$731,465

See accompanying notes to consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

Liabilities and Stockholders' Equity

	December 31,	December 31,
	2005	2004
Liabilities:
Mortgages and margins payable (Note 5)	$227,654,145	$-
Accounts payable	1,381,182	10,000
Accrued offering costs to related parties	292,170	2,310
Accrued offering costs to non-related parties	321,415	170,936
Accrued interest payable	862,349	-
Tenant improvement payable	788,616	-
Accrued real estate taxes	1,600,900	-
Distributions payable	315,096	-
Security deposits	669,260	-
Prepaid rental and recovery income	4,648,745	-
Advances from sponsor	3,080,967	372,219
Acquired below market lease intangibles (net of accumulated amortization of $33,938)	3,058,935	-
Restricted cash liability (Note 2)	8,626,216	-
Other liabilities	990,200	-
Due to related parties (Note 3)	10,755,612	-

Total liabilities	265,045,808	555,465

Minority interest:
Series A preferred shares-MB REIT (Note 6)	264,132,000	-
Series B preferred shares-MB REIT (Note 6)	-	-
Series C preferred shares-MB REIT (Note 6)	224,003,076	-
Common shares-MB REIT (Note 6)	27,585,473	-

Total minority interest	515,720,549	-

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 9,893,834 and 20,000 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	9,874	20
Additional paid in capital (net of offering costs of $13,146,930 as of December 31, 2005, of which $7,662,785 was paid or accrued to affiliates as of December 31, 2005)	86,409,764	199,980
Accumulated distributions in excess of net loss	(1,835,334)	(24,000)
Accumulated other comprehensive income	500,244	-

Total stockholders' equity	85,084,548	176,000

Commitments and contingencies (Note 9)

Total liabilities and stockholders' equity	$865,850,905	731,465

See accompanying notes to consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended	Period from October 4, 2004 (inception) through
	December 31, 2005	December 31, 2004
Income:
Rental income	$6,151,732	$-
Tenant recovery income	508,948	-
Other property income	7,660	-

Total income	6,668,340	-

Expenses:
General and administrative expenses to related parties	339,377	-
General and administrative expenses to non-related parties	927,316	24,000
Property operating expenses to related parties	358,532	-
Property operating expenses to non-related parties	266,650	-
Real estate taxes	361,490	-
Depreciation and amortization	3,458,685	-

Total expenses	5,712,050	24,000

Operating income (loss)	$956,290	(24,000)

Interest and dividend income	1,740,162	-
Other income	1,830	-
Interest expense	(1,411,819)	-
Other expense (Note 6)	(237,000)	-
Minority interest (Note 6)	(2,422,399)	-

Net loss applicable to common shares	$(1,372,936)	(24,000)

Other comprehensive income:
Unrealized gain on investment securities	500,244	-

Comprehensive loss	$(872,692)	$-

Net loss available to common shareholders per common share, basic and diluted	$(1.55)	$(1.20)

Weighted average number of common shares outstanding, basic and diluted	884,058	20,000

See accompanying notes to consolidated financial statements

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

For the year ended December 31, 2005 and for the period from October 4, 2004 (inception) to December 31, 2004

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total

Balance at October 4, 2004 (inception)	-	-	-	-	-	-

Net loss	-	-	-	(24,000)	-	(24,000)

Contributions by sponsor	20,000	20	199,980	-	-	200,000

Balance at December 31, 2004	20,000	20	199,980	(24,000)	-	176,000

Net loss	-	-	-	(1,372,936)	-	(1,372,936)
Unrealized gain on investment securities	-	-	-		500,244	500,244

Distributions declared				(438,398)	-	(438,398)
Proceeds from offering	9,846,224	9,846	98,331,043	-	-	98,340,889
Offering costs	-	-	(13,146,930)	-	-	(13,146,930)
Proceeds from distribution reinvestment program	7,610	8	72,292	-	-	72,299
Contribution from sponsor advances	-	-	800,000	-	-	800,000
Issuance of stock options and discounts on shares issued to affiliates	-	-	153,379	-	-	153,379

Balance at December 31, 2005	9,873,834	9,874	86,409,764	(1,835,334)	500,244	85,084,548

See accompanying notes to consolidated financial statements

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

	Year ended December 31,	For the period from October 4, 2004 (inception) to December 31,
	2005	2004
Cash flows from operations:
Net loss available to common shareholders	$(1,372,936)	$(24,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,751,586	-
Amortization	707,099	-
Amortization on acquired above market leases	8,780	-
Amortization on acquired below market leases	(33,937)	-
Straight-line rental income	(250,083)	-
Straight-line lease expense	2,691	-
Other expense	237,000	-
Minority interests	2,422,399	-
Discount on shares issued to related parties	153,379	-
Changes in assets and liabilities:
Accounts and rents receivable	(761,780)	-
Accounts payable	1,371,181	10,000
Other assets	(310,436)	-
Accrued real estate taxes	(340,674)	-
Accrued interest payable	862,349	-
Prepaid rental and recovery income	4,648,745	-
Due to related parties	649,060	-
Other liabilities	750,509	-
Security deposits	3,465	-

Net cash flows provided by (used in) operating activities	11,498,397	(14,000)

Cash flows from investing activities:
Purchase of investment securities	(28,114,228)	-
Restricted escrows	(30,708,191)	-
Rental income under master leases	5,922	-
Acquired in-place lease intangibles	(46,318,717)	-
Tenant improvement payable	788,616	-
Purchase of investment properties	(707,993,072)	-
Acquired above market leases	(252,347)	-
Acquired below market leases	3,092,872	-
Other assets	(1,225,736)	-
Net cash flows used in investing activities	(810,724,881)	-

Cash flows from financing activities:
Proceeds from offering	98,340,889	200,000
Proceeds from the dividend reinvestment program	72,299	-
Payment of offering costs	(12,706,590)	(358,219)

See accompanying notes to consolidated financial statements

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(continued)

	Year ended December 31		For the period from October 4, 2004 (inception) to December 31,
	2005		2004
Proceeds from mortgage debt and notes payable	213,557,000		-
Proceeds from margin securities debt	14,097,144		-
Payment of loan fees and deposits	(3,543,873)		-
Distributions paid	(123,300)		-
Distributions paid - MB REIT preferred series A and C	(2,076,874)		-
Due from related parties	2,592,382		-
Due to related parties	4,954,633		-
Proceeds of issuance of preferred shares and common shares - MB REIT	517,483,076		-
Sponsor advances	2,708,748		372,219
Contributions from sponsor	800,000		-

Net cash flows provided by financing activities	836,155,534		214,000

Net increase in cash and cash equivalents	36,929,050		200,000
Cash and cash equivalents, at beginning of period	200,000		-

Cash and cash equivalents, at end of period	$37,129,050		$200,000

Supplemental disclosure of cash flow information:

Purchase of investment properties	(710,512,282)		-
Real estate tax liabilities assumed at acquisition	1,941,574		-
Security deposit liabilities assumed at acquisition	665,795		-
Tenant receivables assumed at acquisition	(88,159)		-

	(707,993,072)		-

Cash paid for interest	$460,481		$-

Supplemental schedule of non-cash investing and financing activities:		,

Distributions payable	$315,096		$-

Accrued offering costs payable	$613,585		$173,246

See accompanying notes to consolidated financial statements

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

December 31, 2005 and 2004

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

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

The Company will repurchase whole shares under the share repurchase program ("SRP"), if requested, from time to time, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve month period to 5.0% of the number of shares outstanding at the beginning of that twelve month period. Funding for the SRP will come from the offering proceeds of the Company's public offering, as well as from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's Board of Directors, at its sole discretion, may reserve for this purpose.

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments including MB REIT.  Wholly owned subsidiaries generally consist of limited liability companies (LLC's) and limited partnerships (LP's).  The effects of all significant intercompany transactions have been eliminated.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

The Company would consolidate certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”) and it is the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). For joint ventures that are not VIE's of which the Company owns less than 100% of the equity interest, the Company consolidates the property if it receives substantially all of the economics or has the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities.

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  The Company has the direct ability to make major decisions for MB REIT and therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.  See Note 6 of these consolidated financial statements for a discussion of MB REIT.

A put/call agreement that was entered into by us and MB REIT as a part of the MB REIT transaction on October 11, 2005 granting Minto (Delaware), LLC, referred to herein as MD, certain redemption rights.  The agreement is considered a derivative instrument and is accounted for pursuant to Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (“Statement 133”).  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge.  This had no effect on operating results for 2005.

The fair value of derivative instruments is estimated using third party estimates or the Black-Scholes model.  The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security an appropriate discount rate.  The Company obtains volatility rates from independent sources based on expected volatility of the underlying security over the term of the derivative instrument.  The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted.  A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument.  Considerable management judgment   is required in estimating the Black-Scholes variables.  Actual results upon settlement upon settlement or unwinding of derivative instruments may differ materially from these estimates.

 (2)  Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentations.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental revenue in accordance with the SAB 101.

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2005 consists of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on December 31, 2005, the Company has accumulated other comprehensive income of $500,244.

Real estate acquisitions are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

In accordance with SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of the customer relationships. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. However, for below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The application of the SFAS Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the year ended December 31, 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $8,780 was applied as a reduction to rental income for the year ended December 31, 2005.  Amortization pertaining to the below market lease costs of $33,937 was applied as an increase to rental income for the year ended December 31, 2005.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $698,121 for the year ended December 31, 2005.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

Amortization of:	2006	2007	2008	2009	2010	Thereafter

Acquired above
market lease costs	$(69,880)	(69,880)	(59,547)	(23,230)	(7,888)	(13,142)

Acquired below
market lease costs	273,546	246,509	211,078	195,657	168,424	1,963,721

Net rental income
Increase	$203,666	176,629	151,531	172,427	160,536	1,950,579

Acquired in-place lease
Intangibles	$5,563,288	5,321,413	4,932,795	4,485,953	4,411,912	20,905,236

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  Restricted cash includes funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.

Restricted cash consists of funds received from investors that have not been executed to purchase shares.

Restricted escrows primarily consist of lenders' restricted escrows and earnout escrows.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain leasing conditions have been met.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, SBC, accounted for 44% of consolidated rental revenues in 2005.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The carrying amount of the Company's debt approximates fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Costs associated with the Offering were deferred and charged against the gross proceeds of the Offering upon the sale of the minimum offering.  Formation and organizational costs are expensed as incurred. A total of $14,000 of organizational costs was expensed in 2004. No organizational expenses were incurred in 2005.

The Company will apply the fair value method of accounting as prescribed by SFAS No. 123(R), Share-Based Payment for its stock options to be granted.  Under this method, the Company will report the value of granted options as a charge against earnings ratably over the vesting period.  No stock options were granted as of December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 on January 1, 2005 and it did not have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on the Company's consolidated financial statements.

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for new or modified partnerships. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company has evaluated the effect of this consensus and has concluded it does not have an impact on its consolidated financial statements.

 (3)  Transactions with Related Parties

The Company's sponsor, Inland Real Estate Investments Corporation (the “sponsor”) contributed $200,000 in 2004 to the capital of the Company for which it received 20,000 shares of common stock.

The sponsor has agreed to advance to the Company funds sufficient to pay distributions to stockholders until funds from our operations are adequate to cover the distributions.  For the year ended December 31, 2004, the sponsor advanced a total of $372,219 for the payment of costs.  For the year ended December 31, 2005, the sponsor advanced a total of $2,708,748 for the payment of costs and contributed $800,000 to pay distributions of $123,300 and the Company's expenses of $676,700.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

On December 2, 2005, the Company acquired Lakeview Technology Center through the purchase of all of the membership interests of a limited liability company holding title to this property for approximately $24.5 million.  The limited liability company acquired this property on October 7, 2005 from an unrelated third party for approximately $24.5 million.  A related party, Inland American Acquisitions, Inc., agreed to sell the Company their membership interests in the limited liability company for the price it paid to the unrelated third party for the property, plus any actual costs incurred.  The Company subsequently acquired all of the outstanding membership interests in this limited liability company from Inland American Acquisitions, Inc.  The membership interest was transferred to the Company for no consideration.  Inland Western Retail Real Estate Trust, Inc. provided the initial financing of $24.3 million to acquire the property.  The Company subsequently repaid this loan on December 6, 2005.

On December 28, 2005, the Company acquired Cinemark-12 through the assignment from Inland American Acquisitions, Inc., a related party, to the Company of all of the outstanding membership interests in two limited liability companies owning all of the outstanding general and limited partnership interests in the partnership, which holds title to the property for approximately $9.2 million.  This partnership owned the property subject to a loan of approximately $9.45 million from Inland Western Retail Real Estate Trust, Inc.  Inland American Acquisitions, Inc. repaid this loan using the proceeds from the assignment.

As of December 31, 2005, the Company had incurred $13,146,930 of offering costs, of which $7,662,785 was paid or accrued to related parties. In accordance with the terms of the offerings, the business manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of December 31, 2005, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the business manager.

The business manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the business manager and its related parties relating to the offerings.  In addition, a related party of the business manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $0 for the period from October 4, 2004 (inception) to December 31, 2004 and $9,420,396 for the year ended December 31, 2005, of which $292,060 was unpaid as of December 31, 2005.

The business manager and its related parties are entitled to reimbursement for general and administrative expenses of the business manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  During the period from October 4, 2004 (inception) to December 31, 2004 and for the year ended December 31, 2005, the Company incurred $544 and $418,860 of these costs, respectively, of which $62,616 remained unpaid as of December 31, 2005.

A related party of the business manager will provide loan servicing to the Company for an annual fee.  Such costs are included in property operating expenses to related parties.  The agreement allows for annual fees totaling .03% of the first billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  There were no fees paid for the year ended December 31, 2005.

The Company will pay a related party of the business manager .2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the year ended December 31, 2005, the Company paid loan fees totaling $427,249 to this related party.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

After the Company's stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” the Company will pay its business manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the business manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the business manager.  Separate and distinct from any business management fee, the Company also will reimburse the business manager or any relayed party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the business manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the business manager.  For any year in which the Company qualifies as a REIT, its business manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: two percent (2.0%) of the average invested assets for that fiscal year; or twenty-five percent (25.0%) of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the business manager and acquisition fees and expenses are excluded from the definition of total operating expenses.

The property manager, an entity owned principally by individuals who are related parties of the business manager, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred and paid property management fees of $358,532. The fees have been recorded in property operating expenses to related parties for the year ended December 31, 2005.  None remained unpaid as of December 31, 2005.

The Company established a discount stock purchase policy for related parties and related parties of the business manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 130,737 shares to related parties and recognized an expense related to these discounts of $153,379 for the year ended December 31, 2005.

The Company used a related party of the business manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $23,534 during the year ended December 31, 2005.

As of December 31, 2005 the Company was due funds from related parties in the amount of $451,485 which is due from related parties for costs paid by the Company on their behalf.  Of this amount, $278,696 is due from Inland Western Retail Real Estate Trust, Inc., or Inland Western, and $172,789 is due from the Inland Real Estate Transactions Group, Inc.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

As of December 31, 2005 the Company owed funds to related parties in the amount of approximately $10,755,612.   This amount includes costs paid by the related parties on the company's behalf relating to the acquisition of investment properties or financings totaling $3,692,927, of which $3,043,867 is due to Inland Western and $649,060 is due to various related parties of the business manager.  The Company intends on paying this amount during the first quarter of 2006. In addition, Inland Western is owed funds of $2,108,032 for series C preferred distribution.  This amount was paid in January of 2006. The Company also owes a related party, Minto (Delaware), LLC, $4,954,633.  This amount was paid in February of 2006.

(4) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $5,922 as of December 31, 2005. No such payments were received in 2004.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2006	$46,651,476
2007	47,224,124
2008	46,890,389
2009	45,928,205
2010	43,787,124
Thereafter	259,688,797
Total	$490,170,115

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

The remaining lease terms range from one year to 20 years.  Pursuant to the lease agreements, certain tenants are required to reimburse the Company for some or their entire pro rata share of the real estate taxes, operating expenses and management fees of the properties.  Such amounts are included in tenant recovery income.  “Net” leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent and/or percentage rent payments.  The majority of the revenue from our properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  For the year ended December 31, 2005, ground lease rent was $15,631. No ground lease payments were made in 2004.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2006	$904,661
2007	904,661
2008	904,661
2009	905,151
2010	928,109
Thereafter	27,538,460
Total	$32,085,703

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

(5) Mortgages and Margins Payable

Mortgage loans outstanding as of December 31, 2005 were $213,557,000 and had a weighted average interest rate of 4.99%.  All of the loans have fixed interest rates ranging from 4.88% to 4.995% and a weighted average fixed rate of 4.99% at December 31, 2005.  Properties with a net carrying value of $342,821,000 at December 31, 2005 and related tenant leases are pledged as collateral. As of December 31, 2005, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of December 31, 2005, the Company was in compliance with such covenants.

	2006	2007	2008	2009	2010	Thereafter

Maturing debt:
Fixed rate debt	-	-	-	-	-	213,557,000

The company has purchased a portion of its securities through margin accounts.  As of December 31, 2005, the company has recorded a payable of $14,097,145 for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At December 31, 2005, these rates were equal to a range between 5.35% and 5.78%

(6)  Minority Interest

On October 11, 2005, the Company entered into a joint venture with MD, which owns all of the outstanding equity of Minto Builders (Florida), Inc. referred to herein as MB REIT.  Pursuant to the terms of a purchase agreement, the Company has agreed to purchase up to 920,000 shares of common stock at a price of $1,276 per share for a total investment of approximately $1.172 billion in MB REIT.  MD presently has $293 million of equity in MB REIT.  A total of $264 million of this equity is held in the form of MB REIT series A preferred stock.  MD owns approximately 23,000 shares of common stock which are valued at approximately $30 million.  The Company was required to purchase $150 million of common stock of MB REIT by December 31, 2005.  A second purchase of $150 million of common stock is due by March 31, 2006. The Company is required to purchase the remaining shares worth approximately $874 million by December 31, 2006. Once the Company has purchased all 920,000 shares of common stock, the Company will own equity worth approximately 80% of MB REIT's total equity, based on a value of $1,276 per share of common stock and assuming the series A preferred stock and series B preferred stock described below are equal to the par or face value of each series of preferred. Further, the Company will own approximately 97.5% of the total outstanding common stock. MB REIT elected to be taxed as a real estate investment trust or "REIT" for the year ending December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

MB REIT anticipates acquiring up to $2.7 billion in real estate assets, assuming the Company fully funds its purchase requirements and MB REIT borrows up to 55.0% of the total investment in the assets. Management of MB REIT will be the same as the Company. MB REIT has five directors, three of whom are also directors of the Company. In addition, all of the executive officers of MB REIT are also executive officers of the Company. Day to day decision making will be completed the same for MB REIT and the Company. The Company's Business Manager and Property Managers have entered into agreements to perform services for MB REIT on terms and conditions substantially similar to the agreements that these entities perform for the Company.  The Company's independent directors retain the same rights of approval and termination under these agreements on behalf of MB REIT as they have under the agreements that the Company has with the Company's Business Manager and Property Managers.  Similarly, MB REIT is obligated to pay fees under its agreements with the Business Manager and Property Managers in amounts no greater than the Company would pay for the same services.

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

As a holder of common stock, the Company will be entitled to receive distributions, paid on a monthly basis from available cash, after dividends have been paid on any outstanding preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A preferred stock.  As of December 31, 2005, the Company has purchased shares in MB REIT for a total investment of $47,000,184.

MB REIT's articles of incorporation do not permit, at any time, the ratio of the outstanding principal amounts of borrowings plus the outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by our board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the undepreciated real estate assets (excluding cash) of MB REIT and its subsidiaries and total borrowings include the series A preferred stock. The debt covenant ratio is performed at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred shareholders agreed to exclude the series A preferred shares from the total of MB REIT's outstanding borrowings through March 31, 2006 and to include MB REIT's cash as part of its total assets for purposes of calculating compliance with the debt covenant ratio.  As of December 31 2005, the debt ratio was 27% based on the exclusion of the series A preferred shares from the total of MB REIT's outstanding borrowings and including MB REit's cash as part of it's total assets.  As of December 31, 2005, the debt ratio was 63% without this change in the calculation.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

Pursuant to the terms of a put/call agreement entered into with MD, the Company may be required to redeem MD's interest in the MB REIT in the following manner:

On or after October 11, 2011 until October 11, 2012, Minto Holdings, or MH, an affiliate of MD, has the option to require the Company to purchase, in whole, but not in part, 100% of the MD equity (consisting of the series A preferred stock and any common stock in the MB REIT) for a price equal to (A) if the shares of the Company’s common stock are not listed, on the earlier of (x) the date the Company purchases the MD equity or (y) 150 days after the date written notice of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,348,000 or (B) if the shares of the Company’s common stock are listed, on the earlier of (x) the date the Company purchases the MD equity or (y) 150 days after the date written notice of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of the Company’s common stock.  The series A liquidation preference is equal to $1,276 per share of series A preferred stock plus accrued and unpaid dividends.

On or after October 11, 2012, MH shall have an option to require the Company to purchase, in whole, but not in part, one hundred percent (100%) of the MD equity for a price equal to (A) if the shares of the Company’s common stock are not listed, on the earlier of (x) the date the Company purchase the MD equity or (y) 150 days after written notice of a subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value of the common stock held by MD on the date written notice of the subsequent purchase right is given, payable in cash, or (B) if the shares of the Company’s common stock are listed, on the earlier of (x) the date the Company purchases the MD equity or (y) 150 days after written notice of the subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of the Company’s common stock.

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, one hundred percent (100%) of the MD equity for a price equal to (A) if the shares of the Company’s common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value of the common stock of MB REIT held by MD or (B) if the shares of the Company’s common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of the Company’s common stock.

Under SFAS 133 the put/call arrangements described above are considered derivative instruments.  The assets or liabilities under these puts and calls are marked to market every quarter with changes in the value recorded in other expense in the consolidated statements of operations.

The value of the put/call arrangements was $($237,000) as of December 31, 2005 resulting in other expense of $237,000 for the year ended December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

The following tables present condensed financial information for MB REIT as of December 31, 2005 and for the period from October 11, 2005 through December 31, 2005.

December 31, 2005
Assets
Real estate, net	$707,255,725
Cash and cash equivalents	10,804,649
Other assets	81,527,104

Total assets	$799,587,478

Liability and stockholders' equity:
Mortgage notes payable	213,557,000
Other liabilities	23,993,826
Stockholders' equity	562,036,652

Total liabilities and stockholders' equity	$799,587,478

For the period from October 11, 2005 through December 31, 2005
Total income	$8,076,557
Other expenses	1,167,641
Interest expense	1,390,497
Depreciation and amortization	3,458,685

Net income	$2,059,734

The minority interest represents outside interests in MB REIT and is comprised of:

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock	264,132,000	(2,076,874)	2,076,874	264,132,000
Series C preferred stock	224,003,076	(2,108,052)	2,108,052	224,003,076
Common stock owned by MD	29,348,000	-	(1,762,527)	27,585,473

	517,483,076	(4,184,926)	2,422,399	515,720,549

Allocations of profit and loss are made first to series A and C preferred shareholders to equal their distributions and then to the common shareholders in accordance with their ownership interest.  As of December 31, 2005, Inland American and Minto's effective ownership interest was 17% and 83%, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

(7)  Segment Reporting

The Company has three business segments: Office, Retail and Industrial.  The Company evaluates segment performance primarily based on income from operations. Operating income of the segments does not include interest expense or interest and other investment income from corporate investments.

	Total	Office	Retail	Industrial

Property rentals	$5,876,492	$3,260,283	$2,454,622	$161,586
Straight-line rents	250,083	140,174	104,096	5,812
Amortization of acquired above and below market leases, net	25,157	(6,432)	31,589	-
Total rentals	$6,151,732	$3,394,025	$2,590,308	$167,399

Tenant recoveries	508,948	26,202	480,816	1,930
Other income	7,660	764	6,896	-
Total revenues	$6,668,340	$3,420,992	$3,078,020	$169,328

Operating expenses	986,672	276,936	699,185	10,550
Depreciation and amortization	3,458,685	2,136,319	1,260,109	62,257
General and administrative	1,266,693	671,347	582,679	12,667
Total expenses	$5,712,050	$3,084,603	$2,541,973	$85,475

Operating income	956,290	336,389	536,047	83,854
Interest and other investment income	1,741,992	-	-	-
Interest expense	(1,411,819)	(1,357,625)	(52,023)	(2,171)
Other expense	(237,000)	-	-	-
Minority interest	(2,422,399)	(1,283,871)	(1,114,304)	(24,224)
Net income (loss)	$(1,372,936)	$(2,305,106)	$(630,280)	$(57,459

Balance Sheet Data:
Real estate, net	$707,754,774	$376,322,597	$322,191,782	$9,240,395

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, SBC, which individually accounted for 44% of the Company's consolidated rental revenues as of December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

 (8)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred in 2005, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.

The basic and diluted weighted average number of common shares outstanding was 884,058 and 20,000 for the year ended December 31, 2005 and the period from October 4, 2004 (inception) through December 31, 2004, respectively.

(9)  Commitments and Contingencies

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 shares following their becoming a Director and the sale of the minimum 200,000 shares and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2005, we have not issued any options to acquire shares to any of our Independent Directors.

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $29,228,183 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.  At the time of acquisition, the Company placed $25,428,371 into restricted escrows for the purchase of earnout space.

The Company has entered into an interest rate lock agreement with a lender to secure an interest rate on mortgage debt on properties the Company currently owns or will purchase in the future. The Company has deposited $2,000,000 as of December 31, 2005 to lock this rate.  The deposit is applied as credits to the mortgage funding as they occur.  The agreement locks the interest rate at 5.321% for a period of 90 days on $100 million in principal.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

(10)  Subsequent Events

The Company paid distributions of $315,096 to our stockholders in January 2006 and $623,125 in February 2006.

The Company issued 14,318,005 shares of common stock from January 1, 2006 through March 6, 2006, resulting in a total of 24,199,449 shares of common stock outstanding. As of March 6, 2006, subscriptions for a total of 24,128,167 shares were received resulting in total gross offering proceeds of $241,281,670 and an additional 71,282 shares were issued pursuant to the DRP for $315,102 of additional gross proceeds.

On February 21, 2006, the Company granted options to purchase 3,000 shares to each Independent Director pursuant to the Independent Director Stock Option Plan.  The initial options will be exercisable at $8.95 per share.

The Company has acquired the following properties during the period January 1 to March 6, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

01/04/05	Monadnock Marketplace Keene, NH	2003/2005	48,762,759	200,775	Price Chopper Bed, Bath & Beyond Circuit City Borders Michaels

01/05/06	Stop N Shop Hyde Park, NY	1998	13,000,000	52,500	Stop N Shop

01/17/06	Thermo Process Facility Sugarland, TX	2001/2005	13,900,000	150,000	Thermo Process Inc.

01/27/06	Lakewood Shopping Center, Phase I Margate, FL	2002/2004	26,290,000	149,077	Walgreens Marshalls

02/09/06	Hunting Bayou Jacinto City, TX	1985	17,095,807	133,165	24 Hour Fitness MTI College of Business

03/01/06	Southgate Apartments Louisville, KY	2002	19,500,000	233,496	256 apartment units

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the vacant space and begins paying rent.  During the period from January 1 to March 6, 2006, the Company funded earnouts totaling $605,000 at one of the existing properties.  Upon acquisition of Hunting Bayou, the Company placed $3,237,000 of the purchase price  into restricted escrow for earnout fundings.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

The mortgage debt financings obtained subsequent to December 31, 2005, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

01/05/06	Stop N Shop	5.245%	02/2013	8,100,000

01/24/06	Lakeview Technology	4.900%	02/2011	14,470,000

01/27/06	Lakewood Shopping Center, Phase I	6.01%	04/2024	11,714,963

02/09/06	Triangle Center	4.83%	03/2011	23,600,000

02/10/06	Bridgeside Point	5.20%	02/2031	17,325,000

02/27/06	Monadnock Marketplace	4.88%	04/2013	26,785,000

03/03/06	Thermo Process Facility	5.24%	03/2031	8,201,000

On February 21, 2006, the Company entered into a rate lock agreement with Merrill Lynch Mortgage Lending.  The Company paid a rate lock deposit of $107,250 to lock the interest rate of 5.413% for a period of 90 days for $10,725,000 in principal.  The Company entered into the rate lock to secure mortgage debt financing for Southgate Apartments which it purchased on March 1, 2006.

MB REIT paid distributions of $1.8 million to its common stockholders in February 2006.  MB REIT also paid distributions to series C preferred stockholders of $1,552,246 in January 2006 and $1,417,661 in February 2006.  In March 2006, MB REIT paid common stock distributions of $353,770 to Inland American and $146,230 to Minto (Delaware), LLC.

MB REIT issued 81,505 shares of common stock from January 1, 2006 through March 6, 2006, resulting in a total of $180,348,564 and 141,339 shares of common stock outstanding as of March 6, 2006. MB REIT also issued 31,348 series C preferred shares from January 1 to March 6, 2006, resulting in a total of $264,003,124 and 206,899 series C shares outstanding as of March 6, 2006.  On January 3, 2006, 1,000 shares of series B preferred, totaling $125,000, were issued to accredited investors.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

December 31, 2005 and 2004

 (11) Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2005 and 2004.

	2005
	Dec. 31	Sept. 30	June 30	March 31

Total income	$6,668,340	-	-	-

Net loss	1,372,936	115,085	67,886	44,800

Net loss, per common share, basic and diluted:	1.55	5.75	3.39	2.24

Weighted average number of common shares outstanding, basic and diluted	884,058	20,000	20,000	20,000

	2004
	Dec. 31	Sept. 30	June 30	March 31

Total income	$-	-	-	-

Net loss	24,000	-	-	-

Net loss, per common share, basic and diluted:	1.20	-	-	-

Weighted average number of common shares outstanding, basic and diluted	20,000	-	-	-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2005

		Initial Cost (A)			Gross amount carried at end of period
Retail	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis ( C )	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
24 Hour Fitness	-	2,650,000	7,076,068	-	2,650,000	7,076,068	9,726,068	64,904	2000	10/13/05
Houston, TX

24 Hour Fitness	-	1,540,000	11,277,163		1,540,000	11,277,163	12,817,163	98,748	2002	10/13/05
Woodlands, TX

6101 Richmond Ave	-	1,700,000	1,263,207	-	1,700,000	1,263,207	2,963,207	11,590	1980	10/13/05
Houston, TX

Antoine Town Center	-	1,645,000	7,366,354	-	1,645,000	7,366,354	9,011,354	21,501	2003	11/16/05
Houston, TX

Ashford Plaza	-	900,000	2,438,299	-	900,000	2,438,299	3,338,299	7,453	1980	11/16/05
Houston, TX

Atascocita Shopping Center	-	1,550,000	8,058,784	-	1,550,000	8,058,784	9,608,784	24,607	2000	11/22/05
Humble, TX

Bay Colony Town Center	-	3,190,000	29,329,854	-	3,190,000	29,329,854	32,519,854	-	2004	12/22/05
League City, TX

Blackhawk Town Center	-	1,645,000	19,940,271	-	1,645,000	19,940,271	21,585,271	116,196	2004/2005	11/08/05
Houston, TX

Carver Creek	-	650,000	413,926	-	650,000	413,926	1,063,926	2,530	1980	11/08/05
Dallas, TX

Chili's	-	400,000	-	-	400,000	-	400,000	-	2000	11/08/05
Jacinto City, TX

Cinemark 12	-	1,310,000	7,516,532	-	1,310,000	7,516,532	8,826,532	-	2004	12/28/05
Pearland, TX

Cinemark	-	1,160,000	10,521,518	-	1,160,000	10,521,518	11,681,518	64,057	2003	11/10/05
Jacinto City, TX

Cinemark	-	1,830,000	12,034,600	-	1,830,000	12,034,600	13,864,600	36,790	2001	12/09/05
Webster, TX

Cypress Town Center	-	1,850,000	10,455,795	-	1,850,000	10,455,795	12,305,795	31,960	2003	11/22/05
Houston, TX

Eldridge Town Center	-	3,200,000	16,717,139	-	3,200,000	16,717,139	19,917,139	102,024	2000	11/02/05
Houston, TX

Friendswood Shopping Center	-	1,550,000	10,605,614	-	1,550,000	10,605,614	12,155,614	32,427	2000	12/08/05
Friendswood, TX

Highland Plaza	-	2,450,000	15,663,784	-	2,450,000	15,663,784	18,113,784	45,636	2001	11/16/05
Katy, TX

Joe's Crab Shack	-	540,000	-	-	540,000	-	540,000	-	2000	11/08/05
Jacinto City, TX

NTB Eldridge	-	960,000	-	-	960,000	-	960,000	-	2003	11/02/05
Houston, TX

Paradise Shops of Largo	7,325,000	4,640,000	7,443,044	(5,922)	4,640,000	7,437,122	12,077,122	45,340	2005	10/17/05
Largo, FL

Pinehurst Shopping Center	-	625,000	2,155,792	-	625,000	2,155,792	2,780,792	19,764	1980	10/14/05
Humble, TX

Saratoga Town Center	-	1,500,000	12,025,395	-	1,500,000	12,025,395	13,525,395	70,198	2004	10/27/05
Corpus Christi, TX					-	-	-

Stables at Town Center	-	4,650,000	18,035,017	-	4,650,000	18,035,017	22,685,017	-	2004	12/16/05
Spring, TX

Tomball Town Center	-	1,950,000	14,223,562	-	1,950,000	14,223,562	16,173,562	-	2004	12/22/05
Tomball, TX

Triangle Center	-	12,770,000	20,386,659	-	12,770,000	20,386,659	33,156,659	162	2004/2005	12/22/05
Longview, WA

Walgreens	-	855,000	2,528,912		855,000	2,528,912	3,383,912	-	2003	12/19/05
Springfield, MO

West End Square	-	675,000	2,036,657	-	675,000	2,036,657	2,711,657	6,224	1980	11/16/05
Houston, TX

Willis Town Center	-	1,550,000	1,117,646	-	1,550,000	1,117,646	2,667,646	6,809	2001	10/27/05
Willis, TX

Winchester Town Center	-	495,000	2,644,735	-	495,000	2,644,735	3,139,735	8,082	2004	11/22/05
Houston, TX

Windermere Shopping Center	-	1,220,000	5,702,749	-	1,220,000	5,702,749	6,922,749	34,862	2004	11/11/05
Houston, TX

Woodforest Square	-	300,000	2,135,295	-	300,000	2,135,295	2,435,295	13,050	1980	10/27/05
Houston, TX

Total Investment Properties Retail	7,325,000	61,950,000	261,114,371	(5,922)	61,950,000	261,108,449	323,058,449	864,914

Office
11500 Market Street	-	140,000	345,662	-	140,000	345,662	485,662	2,114	2000	11/08/05
Jacinto City, TX

6234 Richmond Ave.	-	500,000	968,889		500,000	968,889	1,468,889	5,948	1980	10/27/05
Houston, TX			-

Bridgeside Office Park	-	1,525,000	28,598,049	-	1,525,000	28,598,049	30,123,049	83,407	2001	11/22/05
Pittsburgh, PA

Lake View Technology Center	-	884,000	21,971,915	-	884,000	21,971,915	22,855,915	64,103	2004	12/02/05
Suffolk, VA

SBC Center	200,472,000	35,800,000	287,419,320	-	35,800,000	287,419,320	323,219,320	1,676,419	1990/1991	11/15/05
Hoffman Estates, IL

Total Investment Properties Office	200,472,000	38,849,000	339,303,835	-	38,849,000	339,303,835	378,152,835	1,831,991

Industrial
McKesson Distribution	5,760,000	345,000	8,950,076	-	345,000	8,950,076	9,295,076	54,682	2005	11/02/05
Conroe, TX

Total Investment Properties Industrial	5,760,000	345,000	8,950,076		345,000	8,950,076	9,295,076	54,682

Grand Total Properties	213,557,000	101,144,000	609,368,282	(5,922)	101,144,000	609,362,360	710,506,360	2,751,586

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2005

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2005 for Federal income tax purposes was approximately $753,800,000 (unaudited).

(C)

Reconciliation of real estate owned:

2005

Balance at beginning of period	$-
Purchases of investment properties	753,990,474
Payments received under master leases	(5,922)
Acquired in-place lease intangibles	(46,318,717)
Acquired above market lease intangibles	(252,347)
Acquired below market lease intangibles	3,092,872

Balance at December 31	$710,506,360

(D)

Reconciliation of accumulated depreciation:

Balance at January 1	$-
Depreciation expense	2,751,586

Balance at December 31	$2,751,586

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial statement disclosure or auditing scope of procedures during 2005.

Item 9 (A)  Controls and Procedures, Principles and Practices

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report.  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and principal financial and accounting officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act.  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.  To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report.  In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.  Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting.  This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements.  Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9 (B)  Other Information

None

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information which appears under the caption “Directors and Executive Officers of the Registrant” in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website http:/inlandamerican.com.  We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information which appears under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions

The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.   Principal Accountant Fees and Services

The information which appears under the caption "Fees to Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated by reference into this Item 14.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

List of documents filed:

(1)

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2005 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)

Exhibits:

EXHIBIT NO.	DESCRIPTION
3.1	Third Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (4)

3.2	Amended Bylaws of Inland American Real Estate Trust, Inc. (5)

4.1	Distribution Reinvestment Plan (52)

4.2	Share Repurchase Program (53)

4.3	Independent Director Stop Option Plan (54)

10.1	Business Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (6)

10.2.1	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (7)

10.2.2	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (8)

10.2.3	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (9)

10.2.4	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (10)

10.3	Property Acquisition Agreement, dated as of August 31, 2005, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (11)

10.4	Escrow Agreement, dated as of August 31, 2005, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (12)

10.5	Form of Indemnification Agreement (1)

10.6

Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc., and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (13)

10.7

Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (14)

10.8

Shareholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (15)

10.9

Supplemental Shareholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (16)

10.10	Assignment (Re: Newquest Portfolio) dated October 11, 2005 (22)

10.11	Purchase Agreement (Re: Newquest Portfolio) dated May 18, 2005 (23)

10.12	Assignment and Assumption of Purchase and Sale Agreement (Re: Bridgeside Point) dated November, 2005 (24)

10.13	Purchase Agreement (Re: Bridgeside Point) dated September 14, 2005 (25)

10.14	Real Estate Sales Contract (Re: SBC) dated November 3, 2005 (26)

10.15	Assignment (Re: McKesson Distribution) dated November 1, 2005 (27)

10.16	Amended Earnest Money Contract (Re: McKesson Distribution) dated October 19, 2005 (28)

10.17	Assignment of Agreement (Re: Paradise Shoppes of Largo) dated October 17, 2005 (29)

10.18	Amended Agreement of Purchase and Sale of Shopping Center (Re: Paradise Shoppes of Largo) dated September 28, 2005 (30)

10.19	Assignment (Re: Lakeview Technology Center) dated October 7, 2005 (31)

10.20	Amended Agreement (Re: Lakeview Technology Center) dated September 9, 2005 (32)

10.21	Assignment (Re: Triangle Center) dated December 23, 2005 (33)

10.22	Amended and Reinstated Agreement of Sale (Re: Triangle Center) dated June 23, 2005 (34)

10.23	Purchase and Sale Agreement (Membership Interests) (Re: Cinemark 12 - Silverlake) dated December 28, 2005 (35)

10.24	Assignment and Assumption of Purchase and Sale Agreement (Re: Cinemark 12 - Silverlake) dated September 23, 2005 (36)

10.25	Assignment (Re: Monadnock Marketplace) dated December 20, 2005 (37)

10.26	Agreement of Purchase and Sale (Re: Monadnock Marketplace) dated November 9, 2005, as amended (38)

10.27	Agreement of Contribution (Re: Stop and Shop - Hyde Park) dated November 28, 2005, as amended (39)

10.28	Limited Liability Agreement of Inland American Hyde Park, L.L.C. dated November 1, 2005 (40)

10.29	Assignment (Re: Thermo Process Systems) dated January 2006 (41)

10.30	Contract of Sale and Purchase (Re: Thermo Process Systems) dated August 12, 2005, as amended (42)

10.31	Agreement to Purchase, dated June 16, 2005, by and between Lakewood Associates Ltd. and Inland Real Estate Acquisitions, Inc., as amended (43)

10.32	Assignment and Assumption of Purchase and Sale Agreement, dated January 2006 (Lakewood Shopping Center) (44)

10.33	Renewal Note by MB Margate Lakewood I, LLC, dated January 2006 (45)

10.34

Assumption and Ratification Agreement, dated January 2006, by and between Nationwide Life Insurance Company and MB Margate Lakewood I, LLC, including Mortgage and Security Agreement by Lakewood Associates, Ltd. in favor of Nationwide Life Insurance Company (46)

10.35	Reserved

10.36	Reserved

10.37	Promissory Note by MB Pittsburgh Bridgeside DST in favor of Nomura Credit & Capital, Inc. dated February 10, 2006 (47)

10.38	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by MB Pittsburgh Bridgeside DST for the benefit of Nomura Credit & Capital, Inc. dated February 10, 2006 (48)

10.39	Loan Agreement between MB Pittsburgh Bridgeside DST and Nomura Credit & Capital, Inc. dated February 10, 2006 (49)

10.40	Mortgage, Security Agreement and Fixture Filing by MB Longview Triangle, L.L.C. for the benefit of LaSalle Bank National Association dated February 9, 2006 (50)

10.41	Loan Agreement between MB Longview Triangle, L.L.C. and LaSalle Bank National Association dated February 9, 2006 (51)

10.42	Promissory Note by MB Longview Triangle, L.L.C. in favor of LaSalle Bank National Association dated February 9, 2006 (56)

10.43	Purchase Agreement dated November 29, 2005 between Southgate Group, LLC and Inland Real Estate Acquisitions, Inc. (57)

10.44	Assignment and Assumption of Purchase Agreement, dated March 2, 2006, between Inland Real Estate Acquisitions, Inc. and MB Louisville Southgate, LLC (58)

10.45	Loan Agreement made as of February 27, 2006 by and between Principal Commercial Funding, LLC and MB Keene Monadnock, L.L.C. (59)

10.46	Mortgage and Security Agreement made as of February 27, 2006 by and between MB Keene Monadnock, L.L.C. and Principal Commercial Funding, LLC (60)

10.47	Promissory Note made as of February 27, 2006 by MB Keene Monadnock, L.L.C. in favor of Principal Commercial Funding, LLC (61)

10.48	Promissory Note by MB Sugar Land Gillingham Limited Partnership in favor of Nomura Credit & Capital, Inc. dated March 3, 2006 (62)

10.49

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by MB Sugar Land Gillingham Limited Partnership to William D. Cleveland as trustee for the benefit of Nomura Credit & Capital, Inc. dated March 3, 2006 (63)

10.50	Loan Agreement between MB Sugar Land Gillingham Limited Partnership and Nomura Credit & Capital, Inc. dated March 3, 2006 (64)

14.1	Inland American Real Estate Trust, Inc. Code of Ethics (55)

21.1	Subsidiaries of the Registrant *

23.2	Consent of KPMG LLP *

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Non-Retaliation Policy (2)

99.2	Responsibilities of the Compliance Officer of the Company (3)

99.3	First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (17)

99.4	Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (18)

99.5	Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (19)

99.6	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (20)

99.7

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (21)

(1)

Incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 18, 2005 (file number 333-122743).

(2)

Incorporated by reference to Exhibit 99.1 to the Registrant's Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743).

(3)

Incorporated by reference to Exhibit 99.2 to the Registrant's Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743).

(4)

Incorporated by reference to Exhibit 3.1 to the Registrant's Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743).

(5)

Incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743).

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(7)	Incorporated by reference to Exhibit 10.2.1 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(8)	Incorporated by reference to Exhibit 10.2.2 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(9)	Incorporated by reference to Exhibit 10.2.3 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(10)	Incorporated by reference to Exhibit 10.2.4 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(11)	Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(12)	Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005.

(13)	Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(14)	Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(15)	Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(16)	Incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(17)	Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(18)	Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(19)	Incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(20)	Incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(21)	Incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005.

(22)	Incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(23)	Incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(24)	Incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(25)	Incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(26)	Incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(27)	Incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(28)	Incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(29)	Incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(30)	Incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(31)	Incorporated by reference to Exhibit 10.18 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(32)	Incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005.

(33)	Incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K/A dated December 22, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2005.

(34)	Incorporated by reference to Exhibit 10.21 to the Registrant's Form 8-K/A dated December 22, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2005.

(35)	Incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K/A dated December 28, 2005, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006.

(36)	Incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K/A dated December 28, 2005, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006.

(37)	Incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006.

(38)	Incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006.

(39)	Incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006.

(40)	Incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006.

(41)	Incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K dated January 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006.

(42)	Incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K dated January 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006.

(43)	Incorporated by reference to Exhibit 10.31 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006.

(44)	Incorporated by reference to Exhibit 10.32 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006.

(45)	Incorporated by reference to Exhibit 10.33 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006.

(46)	Incorporated by reference to Exhibit 10.34 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006.

(47)	Incorporated by reference to Exhibit 10.37 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006.

(48)	Incorporated by reference to Exhibit 10.38 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006.

(49)	Incorporated by reference to Exhibit 10.39 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006.

(50)	Incorporated by reference to Exhibit 10.40 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006.

(51)	Incorporated by reference to Exhibit 10.41 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006.

(52)

Incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as field by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743).

(53)

Incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as field by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743).

(54)

Incorporated by reference to Exhibit 4.3 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as field by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743).

(55)	Incorporated by reference to Exhibit 14.1 to Form S-11 Registration Statement, as field by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743).

(56)	Incorporated by reference to Exhibit 10.42 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006.

(57)	Incorporated by reference to Exhibit 10.43 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006.

(58)	Incorporated by reference to Exhibit 10.44 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006.

(59)	Incorporated by reference to Exhibit 10.45 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006.

(60)	Incorporated by reference to Exhibit 10.46 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006.

(61)	Incorporated by reference to Exhibit 10.47 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006.

(62)	Incorporated by reference to Exhibit 10.48 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006.

(63)	Incorporated by reference to Exhibit 10.49 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006.

(64)	Incorporated by reference to Exhibit 10.50 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006.

(*)	Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Affiliated Director
Date:	March 14, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert D. Parks Name: Robert D. Parks	Director and chairman of the board	March 14, 2006
By: /s/ Brenda G. Gujral Name: Brenda G. Gujral	Director and president (principal executive officer)	March 14, 2006
By: /s/ Lori J. Foust Name: Lori J. Foust	Treasurer (principal financial and accounting officer)	March 14, 2006
By: /s/ J. Michael Borden Name: J. Michael Borden	Director	March 14, 2006
By: /s/ David Mahon Name: David Mahon	Director	March 14, 2006
By: /s/ Thomas F. Meagher Name: Thomas F. Meagher	Director	March 14, 2006
By: /s/ Paula Saban Name: Paula Saban	Director	March 14, 2006
By: /s/ William J. Wierzbicki Name: William J. Wierzbicki	Director	March 14, 2006