Form 10-Q
period 2006-03-31
Inland American Real Estate Trust, Inc.
filed 2006-05-12
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois          60523

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

Yes  X      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  X

As of May 5, 2006, there were 42,397,681 shares of common stock outstanding.

-i-

PART I - Financial Information

Item 1.  Financial Statements

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
Investment properties:
Land	$119,591	$101,144
Building and other improvements	726,901	609,362

	846,492	710,506
Less accumulated depreciation	(8,912)	(2,751)

Net investment properties	837,580	707,755

Cash and cash equivalents (including cash held by management company of $5,087 and $7,329 as of March 31, 2006 and December 31, 2005, respectively)	210,106	37,129
Restricted cash (Note 2)	15,783	8,626
Restricted escrows (Note 2)	27,158	30,708
Investment in marketable securities	66,815	28,614
Accounts and rents receivable	2,656	1,100
Due from related parties (Note 3)	-	451
Acquired in-place lease intangibles (net of accumulated amortization of $2,358 and $698 as of March 31, 2006 and December 31, 2005, respectively)	53,478	45,621
Acquired above market lease intangibles (net of accumulated amortization of $28 and $9 as of March 31, 2006 and December 31, 2005, respectively)	263	244
Loan fees and loan fee deposits (net of accumulated amortization of $71 and $9 as of March 31, 2006 and December 31, 2005, respectively)	5,626	3,535
Other assets	3,382	2,068

Total assets	$1,222,847	$865,851

The accompanying notes are an integral part of the financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders’ Equity

	March 31, 2006	December 31, 2005
Liabilities:	(unaudited)	(audited)
Mortgages and margins payable (Note 7)	$350,658	$227,654
Accounts payable	1,459	1,381
Accrued offering costs to related parties	992	292
Accrued offering costs to non-related parties	395	321
Accrued interest payable	1,178	862
Tenant improvement payable	952	789
Accrued real estate taxes	1,265	1,601
Distributions payable	1,365	315
Security deposits	889	669
Prepaid rental and recovery income and other liabilities	1,612	5,639
Advances from sponsor	-	3,081
Acquired below market lease intangibles (net of accumulated amortization of $148 and $34 as of March 31, 2006 and December 31, 2005, respectively)	5,322	3,059
Restricted cash liability (Note 2)	15,783	8,626
Other financings (Note 1)	4,332	-
Due to related parties (Note 3)	476	10,756

Total liabilities	386,678	265,045

Minority interest	554,488	515,721

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 32,015,434 and 9,873,834 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	32	10
Additional paid in capital (net of offering costs of $36,513 and $13,147 as of March 31, 2006 and December 31, 2005, of which $24,431 and $7,663 was paid or accrued to affiliates as of March 31, 2006 and December 31, 2005, respectively)	284,122	86,410
Accumulated distributions in excess of net loss	(6,205)	(1,835)
Accumulated other comprehensive income	3,732	500

Total stockholders' equity	281,681	85,085

Commitments and contingencies (Note 11)

Total liabilities and stockholders' equity	$1,222,847	865,851

The accompanying notes are an integral part of the financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Income:
Rental income	$15,815	$-
Tenant recovery income	1,874	-
Other property income	32	-

Total income	17,721	-

Expenses:
General and administrative expenses to related parties	510	25
General and administrative expenses to non-related parties	744	20
Property operating expenses to related parties	675	-
Property operating expenses to non-related parties	1,076	-
Real estate taxes	1,075	-
Depreciation and amortization	7,821	-

Total expenses	11,901	45

Operating income (loss)	$5,820	(45)

Interest and dividend income	2,086	-
Other income (Note 8)	419	-
Interest expense	(3,828)	-
Realized gain on securities	220	-
Minority interest (Note 8)	(6,173)	-

Net loss applicable to common shares	$(1,456)	(45)

Other comprehensive income:
Unrealized gain on investment securities	3,232	-

Comprehensive gain (loss)	$1,776	$(45)

Net loss available to common shareholders per common share, basic and diluted	$(.07)	$(2.25)

Weighted average number of common shares outstanding, basic and diluted	19,485,272	20,000

The accompanying notes are an integral part of the financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the three month period ended March 31, 2006

(Dollar amounts in thousands)

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	9,873,834	10	86,410	(1,835)	500	85,085

Net loss	-	-	-	(1,456)	-	(1,456)
Unrealized gain on investment securities	-	-	-	-	3,232	3,232

Distributions declared	-	-	-	(2,914)	-	(2,914)
Proceeds from offering	22,016,072	22	219,818	-	-	219,841
Offering costs	-	-	(23,366)	-	-	(23,366)
Proceeds from distribution reinvestment program	125,528	-	1,193	-	-	1,193
Issuance of stock options and discounts on shares issued to affiliates	-	-	67	-	-	67

Balance at March 31, 2006	32,015,434	32	284,122	(6,205)	3,732	281,681

The accompanying notes are an integral part of the financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
Cash flows from operations:
Net loss available to common shareholders	$(1,456)	$(45)
Adjustments to reconcile net loss available to common shareholders to net cash provided by operating activities:
Depreciation	6,161	-
Amortization	1,660	-
Amortization of loan fees	62	-
Amortization on acquired above market leases	19	-
Amortization on acquired below market leases	(114)	-
Straight-line rental income	(686)	-
Straight-line lease expense	16	-
Other income	(418)	-
Minority interests	6,173	-
Discount on shares issued to related parties	65	-
Changes in assets and liabilities:
Accounts and rents receivable	(870)	-
Accounts payable	78	45
Accrued real estate taxes	(406)	-
Accrued interest payable	316	-
Prepaid rental and recovery income	(4,009)	-
Other liabilities	203	-
Security deposits	4	-
Other assets	265	-

Net cash flows provided by operating activities	7,063	-

Cash flows from investing activities:
Purchase of investment securities	(37,210)	-
Sale of investment securities	2,241	-
Restricted escrows	3,550	-
Rental income under master leases	7	-
Acquired in-place lease intangibles	(9,517)	-
Tenant improvement payable	163	-
Purchase of investment properties	(119,660)	-
Acquired above market leases	(38)	-
Acquired below market leases	2,377	-
Other assets	(1,399)	-
Net cash flows used in investing activities	(159,486)	-

Cash flows from financing activities:
Proceeds from offering	219,843	-
Proceeds from the dividend reinvestment program	1,193	-
Payment of offering costs	(22,593)	(163)

The accompanying notes are an integral part of the financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

(continued)

(unaudited)

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	(unaudited)		(unaudited)
Proceeds from mortgage debt and notes payable	98,481		-
Proceeds from margin securities debt	12,808		-
Payment of loan fees and deposits	(2,152)		-
Distributions paid	(1,868)		-
Distributions paid - MB REIT preferred series A and C	(14,590)		-
Due from related parties	451		-
Due to related parties	(3,217)		-
Proceeds of issuance of preferred shares and common shares - MB REIT	40,125		-
Sponsor advances	(3,081)		200

Net cash flows provided by financing activities	325,400		37

Net increase in cash and cash equivalents	172,977		37
Cash and cash equivalents, at beginning of period	37,129		200

Cash and cash equivalents, at end of period	$210,106		$237

Supplemental disclosure of cash flow information:

Purchase of investment properties	135,993		-
Real estate tax liabilities assumed at acquisition	(70)		-
Security deposit liabilities assumed at acquisition	(216)		-
Assumption of mortgage debt	(11,715)		-
Non-cash property from investment in joint venture	(4,332)		-

	119,660		-

Cash paid for interest	$3,451		$-

Supplemental schedule of non-cash investing and financing activities:		,

Distributions payable	$1,365		$-

Accrued offering costs payable	$1,386		$142

The accompanying notes are an integral part of the financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

March 31, 2006

(unaudited)
(Dollar amounts in thousands, except per share amounts)

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2005, which are included in the Company's 2005 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting or normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)  Organization and Basis of Accounting

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings, located in the United States and Canada.  The Business Management Agreement (the "Agreement") appoints Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Sponsor, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the “Offering”) of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and up to 40,000,000 shares at $9.50 each, which may be distributed pursuant to the Company's distribution reinvestment plan.

The Company qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2005.  So long as the Company qualifies for treatment as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments.  Wholly owned subsidiaries generally consist of limited liability companies (LLC's) and limited partnerships (LP's).  The effects of all significant intercompany transactions have been eliminated.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

The Company has an ownership interest of 75% in an LLC which owns Hyde Park Shopping Center.  This entity is considered a VIE as defined in FIN 46(R) and the Company is considered the primary beneficiary.  Therefore, this entity is consolidated by the Company.  The LLC agreement contains a put/call provision which grants the right to the outside owners and the Company to require the LLC to redeem the ownership interest of the outside owners during future periods. This put/call agreement is embedded in the LLC agreement and is accounted for in accordance with EITF  00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Since the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLC is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on the liability in an amount generally equal to the preferred return due to the outside owner as provided in the LLC agreement.

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  The Company has the direct ability to make major decisions for MB REIT and therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

A put/call agreement that was entered into by us and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain redemption rights.  The agreement is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150") and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (“Statement 133”).  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge.

 (2)  Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, herein referred to as "GAAP" and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications were made to the 2005 financial statements to conform to the 2006 presentations.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

In accordance with SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of March 31, 2006.

The application of the SFAS Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the three months ended March 31, 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $19 was applied as a reduction to rental income for the three months ended March 31, 2006.  Amortization pertaining to the below market lease costs of $114 was applied as an increase to rental income for the three months ended March 31, 2006.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $1,660 for the three months ended March 31, 2006.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at March 31, 2006.

Amortization of:	2006 (1)	2007	2008	2009	2010	Thereafter

Acquired above
market lease costs	$(70)	(83)	(73)	(23)	(8)	(6)

Acquired below
market lease costs	349	423	370	333	306	3,541

Net rental income
Increase	$279	340	297	310	298	3,535

Acquired in-place lease
Intangibles	$5,789	6,322	5,699	5,252	5,171	25,245

(1)  Amount is for nine months.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, SBC, accounted for 36% of consolidated rental revenues for the three months ended March 31, 2006.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The estimated fair value of the Company's mortgage debt is $307,013 as of March 31, 2006. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

The Company applies the fair value method of accounting as prescribed by SFAS No. 123(R), Share-Based Payment for its stock options granted.  Under this method, the Company report the value of granted options as a charge against earnings ratably over the vesting period.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. FIN 47 did not have a material effect on the Company's consolidated financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for all partnerships. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company has evaluated the effect of this consensus and has concluded it does not have an impact on its consolidated financial statements.

 (3)  Transactions with Related Parties

The Company's sponsor, Inland Real Estate Investment Corporation (the “sponsor”) contributed $200 in 2004 to the capital of the Company for which it received 20,000 shares of common stock.

The sponsor previously agreed to advance to the Company funds sufficient to pay distributions to stockholders until funds from our operations are adequate to cover the distributions. As of December 31, 2005, the sponsor advanced a total of $3,081 for the payment of deferred offering costs, all of which was repaid as of March 31, 2006.

As of March 31, 2006 and December 31, 2005, the Company had incurred $36,513 and $13,147 of Offering costs, respectively, of which $24,431 and $7,663 was paid or accrued to related parties. In accordance with the terms of the Offering, the business manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of March 31, 2006 and December 31, 2005, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the business manager.

The business manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the business manager and its related parties relating to the Offering.  In addition, a related party of the business manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offering.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $20,753 for the three months ended March 31, 2006, of which $992 was unpaid as of March 31, 2006.

The business manager and its related parties are entitled to reimbursement for general and administrative expenses of the business manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the three months ended March 31, 2006, the Company incurred $719 of these costs, of which $476 remained unpaid as of March 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

A related party of the business manager provides loan servicing to the Company for an annual fee.  Such costs are included in property operating expenses to related parties.  The agreement allows for annual fees totaling .03% of the first billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  For the three months ended March 31, 2006, these feels totaled $2.  None remained unpaid as of March 31, 2006.

The Company pays a related party of the business manager .2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  For the three months ended March 31, 2006, the Company paid loan fees totaling $302 to this related party.  None remained unpaid as of March 31, 2006.

After the Company's stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” the Company will pay its business manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the business manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the business manager.  Separate and distinct from any business management fee, the Company also reimburses the business manager or any relayed party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the business manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the business manager.  For any year in which the Company qualifies as a REIT, its business manager must reimburse the Company for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: two percent (2.0%) of the average invested assets for that fiscal year; or twenty-five percent (25.0%) of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the business manager and acquisition fees and expenses are excluded from the definition of total operating expenses.

The property manager, an entity owned principally by individuals who are related parties of the business manager, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred and paid property management fees of $675. The fees have been recorded in property operating expenses to related parties for the three months ended March 31, 2006.  None remained unpaid as of March 31, 2006.

The Company has entered into a fee arrangement with Inland Western whereby Inland Western is paid for guarantying customary non-recourse carve out provisions of the Company’s financings until such time as the Company reaches a net worth of $300,000 and the lender releases the guaranty.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company incurred fees totaling $51 for the three months ended March 31, 2006.  All fees had been paid to Inland Western as of March 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

Inland Western invested $264,000 and $224,003 in MB REIT in series C preferred shares as of March 31, 2006 and December 31, 2005, respectively.

The Company established a discount stock purchase policy for related parties and related parties of the business manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 6,467 shares to related parties and recognized an expense related to these discounts of $65 for the three months ended March 31, 2006.

The Company retains a related party of the business manager to manage the Company's portfolio of marketable securities.  The Company incurred fees to this entity totaling $98 during the three months ended March 31, 2006 of which $47 was unpaid as of March 31, 2006.

As of March 31, 2006 the Company was repaid funds from related parties in the amount of $451 which was due from related parties for costs paid by the Company on their behalf.

As of December 31, 2005 the Company owed funds to related parties in the amount of approximately $10,756.  This amount included costs paid by the related parties on the Company's behalf relating to the acquisition of investment properties or financings totaling $3,693, of which $3,044 was due to Inland Western and $649 was due to various related parties of the business manager.  The Company paid these amounts during the first quarter of 2006.

(4)  Investment Securities

Investment in securities of $66,815 and $28,614 at March 31, 2006 and December 31, 2005, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on March 31, 2006 and December 31, 2005, the Company has accumulated other comprehensive income of $3,232 and $500, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three months ended March 31, 2006 the Company realized a gain of $220 on the sale of shares. Dividend income is recognized when earned. During the three months ended March 31, 2006 dividend income of $745 was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of March 31, 2006, and December 31, 2005, the Company has recorded a payable of $26,905 and $14,097, respectively, for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At March 31, 2006, these rates were equal to a range between 5.08% and 5.33%. Interest expense in the amount of $183 is recognized interest expense on the Consolidated Statement of Operations for the three months ended March 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the three months ended March 31, 2006 the Company issued the initial 3,000 options to its independent directors.  As of March 31, 2006 there were a total of 3,000 options issued, of which none had been exercised or expired.

The per share weighted average fair value of options granted was $.44 on the date of the grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 8%, risk free interest rate of 2.0%, expected life of eight years and expected volatility rate of 18.0%. During the three months ended March 31, 2006 the Company recorded $2 of expense related to stock options.

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received for the three months ended March 31, 2006 was $7.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2006	$61,295	*
2007	61,085
2008	60,306
2009	58,560
2010	55,353
Thereafter	363,073
Total	$659,672

*  For the twelve month period from January 1, 2006 through December 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  For the three months ended March 31, 2006, ground lease rent was $53.  Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2006	$113	*
2007	153
2008	154
2009	155
2010	156
Thereafter	11,969
Total	$12,700

*  For the twelve month period from January 1, 2006 through December 31, 2006.

(7) Mortgages and Margins Payable

Mortgage loans outstanding as of March 31, 2006, and December 31, 2005, were $323,753 and $213,557, respectively, and had a weighted average interest rate of 5.02% and 4.99%, respectively.  All of the loans have fixed interest rates ranging from 4.88% to 6.01%.  Properties with a net carrying value of $525,093 and $342,821 at March 31, 2006, and December 31, 2005, respectively, and related tenant leases are pledged as collateral. As of March 31, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2006, the Company was in compliance with such covenants.

	2006	2007	2008	2009	2010	Thereafter

Maturing debt:
Fixed rate debt	-	-	-	-	-	323,753

The company has purchased a portion of its investment securities through margin accounts.  As of March 31, 2006, and December 31, 2005, the Company has recorded a payable of $26,905 and $14,097, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At March 31, 2006, these rates were equal to a range between 5.08% and 5.33%

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

(8)  Minority Interest

As a holder of common stock of MB REIT, the Company will be entitled to receive distributions, paid on a monthly basis from available cash, after dividends have been paid on any outstanding preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A preferred stock.  As of March 31, 2006, the Company has purchased shares in MB REIT for a total investment of $151,001.

MB REIT's articles of incorporation do not permit, at any time, the ratio of the outstanding principal amounts of borrowings plus the outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by our board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the undepreciated real estate assets (excluding cash) of MB REIT and its subsidiaries and total borrowings include the series A preferred stock. The debt covenant ratio is performed at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred shareholders agreed to exclude the series A preferred shares from the total of MB REIT's outstanding borrowings through March 31, 2006 and to include MB REIT's cash as part of its total assets for purposes of calculating compliance with the debt covenant ratio.  As of March 31 2006, the debt ratio was 32% based on the exclusion of the series A preferred shares from the total of MB REIT's outstanding borrowings and including MB REIT's cash as part of it's total assets.  As of March 31, 2006, the debt ratio was 66% without this change in the calculation.

Pursuant to the terms of a put/call agreement entered into with MD, the Company may be required to redeem MD's interest in the MB REIT.  Under SFAS 150 and SFAS 133 the put/call arrangements are considered free standing derivative instruments.  The assets or liabilities under these puts and calls are marked to market every quarter with changes in the value recorded in other expense in the consolidated statements of operations.  The value of the put/call arrangements was an asset of $181 and a liability of ($237) as of March 31, 2006 and December 31, 2005, respectively, resulting in unrealized gains on derivative instruments of $418, included in other income for the three months ended March 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

The following tables present condensed financial information for MB REIT as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006.

	March 31, 2006	December 31, 2005
Assets
Real estate, net	$823,220	707,579
Cash and cash equivalents	114,838	10,805
Other assets	93,679	81,203

Total assets	$1,031,737	799,587

Liability and stockholders' equity:
Mortgage notes payable	315,653	213,557
Other liabilities	14,606	23,672
Stockholders' equity	701,478	562,358

Total liabilities and stockholders' equity	$1,031,737	799,587

	For the three months ended March 31, 2006
Total income	$18,226
Other expenses	2,935
Interest expense	3,433
Depreciation and amortization	7,705

Net income	$4,153

The minority interest represents outside interests in MB REIT and is comprised of:

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock	$264,132	$(2,311)	$2,311	$264,132
Series B preferred stock	125	(4)	4	125
Series C preferred stock	264,003	(4,543)	4,543	264,003
Common stock owned by MD	27,585	(673)	(685)	26,228

	$555,845	$(7,531)	$6,173	$544,488

Allocations of profit and loss are made first to series A, B, and C preferred shareholders to equal their distributions and then to the common shareholders in accordance with their ownership interest.  The income allocation for the common shareholders for the three months ended March 31, 2006 was based on the average ownership percentages of the shareholders during the period of 75% for Inland American and 25% for MD.  As of March 31, 2006, Inland American and Minto's effective ownership interest of the common stock was 84% and 16%, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

(9)  Segment Reporting

The Company has four business segments: Office, Retail, Industrial and Multi-family.  The Company evaluates segment performance primarily based on income from operations. Operating income of the segments does not include interest expense or interest and other investment income from corporate investments.  The following table summarizes operating income by segment for the three months ended March 31, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$15,035	$6,819	$7,733	$309	$174
Straight-line rents	686	386	283	17	-
Amortization of acquired above and below market leases, net	94	(10)	104	-	-
Total rentals	$15,815	$7,195	$8,120	$326	$174

Tenant recoveries	1,874	41	1,830	3	-
Other income	32	-	30	-	2
Total revenues	$17,721	$7,236	$9,980	$329	$176

Operating expenses	2,826	392	2,379	19	36
Depreciation and amortization	7,821	3,455	4,029	179	158
General and administrative	1,254	627	564	38	25
Total expenses	$11,901	$4,474	$6,972	$236	$219

Operating income (loss)	5,820	2,762	3,008	93	(43)
Interest and other investment income	2,306	-	-	-	-
Interest expense	(3,828)	(2,915)	(792)	(115)	(6)
Other income	419	-	-	-	-
Minority interest	(6,173)	(3,087)	(2,778)	(185)	(123)
Net loss	$(1,456)	$(3,240)	$(562)	$(207)	$(172)

Balance Sheet Data:
Real estate, net	$837,580	$374,137	$423,237	$22,294	$17,912

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, SBC, which individually accounted for 36% of the Company's consolidated rental revenues for the three months ended March 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

(10)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred for the three months ended March 31, 2006 and 2005, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.

The basic and diluted weighted average number of common shares outstanding was 19,485,272 for the three months ended March 31, 2006.

(11)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $28,941 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company entered into an interest rate lock agreement on December 27, 2005 with a lender to secure an interest rate on mortgage debt on properties the Company currently owns or will purchase in the future. The Company has deposited $2,000 to lock this rate.  The deposit is applied as credits to the mortgage funding as they occur.  The agreement locked the interest rate at 5.321% on $100,000 in principal.

On February 21, 2006, the Company entered into a rate lock agreement with Merrill Lynch Mortgage Lending.  The Company paid a rate lock deposit of $107 to lock the interest rate of 5.413% for a period of 90 days for $10,725 in principal.  The Company entered into the rate lock to secure mortgage debt financing for Southgate Apartments which it purchased on March 1, 2006.  The mortgage debt was funded on April 21, 2006.

As of March 31, 2006, Inland American is obligated to purchase the remaining shares of MB REIT worth approximately $757,000 by December 31, 2006.  In addition, MB REIT can repurchase the series C preferred in the amount of $264,000.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

March 31, 2006

(12)  Subsequent Events

The Company paid distributions of $1,361 to our stockholders in April 2006.

The Company issued 10,382,247 shares of common stock from April 1, 2006 through May 5, 2006, resulting in a total of 42,397,681 shares of common stock outstanding. As of May 5, 2006, subscriptions for a total of 42,175,094 shares were received resulting in total gross offering proceeds of $421,751 and an additional 222,587 shares were issued pursuant to the DRP for $2,115 of additional gross proceeds.

The Company has acquired the following properties during the period April 1 to May 5, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price
Acquired	Property	Built	($)	Major Tenants

04/05/06	Canfield Plaza, Canfield, OH	1999	13,775	Giant Eagle

04/06/06	Shakopee Shakopee, MN	2000/2004	16,003	Gold's Gym Roundy's

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the vacant space and begins paying rent.  During the period from April 1 to May 5, 2006, the Company funded earnouts totaling $1,657 at one of the existing properties.

The mortgage debt financings obtained from the period April 1, 2006, to May 5, 2006, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

04/21/06	Southgate Apartments Louisville, KY	5.4130%	05/2016	10,725

MB REIT paid distributions to series C preferred stockholders of $1,519 in April 2006.

PART I  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-3628.  The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intent," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 15, 2006.

The following discussion and analysis relates to the three months ended March 31, 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.  A discussion of activity for the three months ended March 31, 2005 is not included because we were newly formed and did not have any significant operating or other activity during that period.

Overview

Inland American Real Estate Trust, Inc. was incorporated in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers.  Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of these entities are affiliate of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock or shares at $10 each, and up to 40,000,000 shares at $9.50 each, which may be purchased through our distribution reinvestment program.

As of March 31, 2006, subscriptions for a total of 31,882,296 shares had been received from the public, which include 20,000 shares issued to our sponsor.  In addition, we sold 133,138 shares through our DRP as of March 31, 2006.  As a result of these sales, we have raised a total of $320,100 of gross offering proceeds as of March 31, 2006.

On January 5, 2006 we entered into a joint venture in which we have an ownership interest of 75% in a limited liability company herein referred to as LLC which owns Hyde Park Shopping Center herein referred to as Hyde Park which owns a 52,500 square foot shopping center located in Hyde Park, NY, that is 100% occupied as of March 31, 2006.  This entity is considered a variable interest entity or "VIE" as defined in FIN 46(R) and we are considered the primary beneficiary.  Therefore, this entity is consolidated by us and the assets, liabilities, equity and results of operations of Hyde Park are consolidated in our financial statements and discussions contained herein.  The LLC agreement contains a put/call provision which grants the right to the outside owner and us to require the LLC to redeem the ownership interest of the outside owner during future periods. This put/call agreement is embedded in the LLC agreement and is accounted for in in accordance with EITF  00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Since the outside ownership interest is subject to a put/call arrangement requiring settlement for a fixed amount, the LLC is treated as a 100% owned subsidiary by us with the amount due the outside owner reflected as a financing. Interest expense is recorded on this liability in an amount generally equal to the preferred return due to the outside owner as provided in the LLC agreement.

During 2005, we entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware which owned all of the outstanding equity securities of Minto Builders (Florida), Inc. referred to herein as "MB REIT" prior to our entering into the agreement.  Pursuant to the terms of the securities agreement, we have agreed to purchase up to 920,000 shares of common stock of MB REIT at a price of $1.276 per share for a total investment of approximately $1,172,000 in MB REIT.  Minto Delaware continues to own $293,000 of equity in MB REIT.  A total of $264,000 of this equity is in the form of MB REIT series A preferred stock and $30,000 is in the form of 23,000 shares of common stock.  We were required to purchase $300,000 of common stock of MB REIT by March 31, 2006 (see discussion below for the status of the purchase).  We are required to purchase the remaining shares worth approximately $874,000 by December 31, 2006. Once we have purchased all 920,000 shares of common stock, we will own equity worth approximately 80% of MB REIT's total equity, based on a value of $1.276 per share of common stock and assuming the series A preferred stock and series B preferred stock described below are equal to the par or face value of each series of preferred. Further, we will own approximately 97.5% of the total outstanding common stock.  MB REIT anticipates acquiring up to $2,700,000 in real estate assets, assuming we fully fund our purchase requirements and MB REIT borrows up to 55.0% of the total investment in the real estate assets.

MB REIT also has entered into a subscription agreement with Inland Western Retail Real Estate Trust, Inc., referred to herein as Inland Western, an entity also sponsored by our sponsor.  Under this agreement, if we did not purchase the first $300,000 of MB REIT common stock by March 31, 2006, MB REIT could and did require Inland Western to purchase MB REIT series C preferred stock in an amount of $149,000. Inland Western has a future right to invest up to approximately $1,172,000 billion in series C preferred stock. MB REIT has the right to redeem any series C stock it issues to Inland Western with the proceeds of any subsequent capital contributed by us provided that MB REIT is required to redeem any outstanding series C preferred stock by December 31, 2006.  The series C preferred stock entitles the holder to an annual dividend equal to 7.0% on the face amount of the series C stock payable monthly. To ensure that MB REIT complies with the ownership requirements imposed by the Internal Revenue Code of 1986, as amended on entities desiring to be taxed as REITs, in January, 2006, MB REIT issued $125 of series B preferred stock in a private placement to 125 accredited investors.  The series B preferred stock entitles the holder to an annual dividend equal to 12.5% on the face amount of the series B stock payable semi-annually.  As part of the MB REIT transaction, we entered into a put/call agreement with Minto Delaware that gives certain redemption rights to both Minto Delaware and us.

As a holder of common stock in the MB REIT, we are entitled to receive distributions after dividends have been paid on the series A, B, and C preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A stock.

As of March 31, 2006 and May 5, 2006, Inland Western had acquired approximately $264,000 of series C preferred stock and we have acquired approximately $151,000 of common stock.  We did not make the required contribution of $300,000 due on March 31, 2006, however, the contribution obligation was met to the MB REIT based on contributions made as of March 31, 2006 by Inland Western and us.  There is no assurance that we will be able to make the full contribution that is due by December 31, 2006.

For financial statement reporting purposes we consolidate our investment in MB REIT and, therefore, the assets, liabilities, equity and results of operations of MB REIT are consolidated in our financial statements and discussions contained herein.  An adjustment is made for the interest of minority holders in MB REIT.

During the three months ended March 31, 2006, MB REIT invested approximately $125,000 to acquire three retail properties, one multi-family property and one industrial building containing an aggregate of approximately 608,000 square feet and 256 apartment units.  In addition, MB REIT borrowed approximately $102,000 secured by six of its properties.

As of March 31, 2006, we own on a consolidated basis:

Office Properties:

five office properties aggregating approximately 1.7 million square feet in the Chicago metropolitan area and approximately 282,000 square feet in Pennsylvania, Texas and Virginia;

Retail Properties:

35 retail properties in Florida, Minnesota, Missouri, New Hampshire, Ohio, Texas and Washington aggregating approximately 2.1 million square feet, including approximately 168,300 square feet built by tenants on land leased from us;

Industrial Properties :

two industrial properties containing approximately 308,600 square feet located in Texas; and

Multi-Family Properties:

•

one multi-family property containing 256 units located in Louisville, KY.

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

We also may seek to acquire publicly traded or privately owned entities that own commercial real estate assets.  These entities may include REITs and other “real estate operating companies,” such as real estate management companies and real estate development companies.  We do not have, and do not expect to adopt, any policies limiting our acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset.  In most cases, we will evaluate the feasibility of acquiring these entities using the same criteria we use in evaluating a particular property.  We expect that each acquired entity will be operated as either a wholly-owned or controlled subsidiary.  As part of any such acquisition or shortly thereafter, we may sell certain properties, including sales to affiliates of our sponsor that in our view, would not be consistent with the remaining properties in our portfolio.  We may acquire these entities in negotiated transactions or through tender offers.  Any acquisition must, however, be consistent with maintaining our qualification to be taxed as a REIT.  MB REIT does not intend to buy entities.  MB REIT has a right of first refusal on all fee simple interests presented to Inland American until MB REIT is fully invested.

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

•

prospects for liquidity through sale, financing or refinancing of the assets; and

•

tax considerations.

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

As of March 31, 2006, we owned, on a consolidated basis, 43 properties consisting of 35 Retail Properties, five Office Properties, one Multi-Family Property and two Industrial Properties.  The following disclosure describes by business segment, the location and character of these properties.  Title to each property is held by a wholly-owned subsidiary of MB REIT, except in the case of Stop N Shop in Hyde Park.

Retail Segment

Retail Properties	Location	GLA Occupied	% Occupied	No. of Tenants as of 03/31/06	Mortgage Payable
24 Hour Fitness	Houston, TX	85,000	100%	5
24 Hour Fitness	Woodlands, TX	45,906	100%	1
6101 Richmond Ave.	Houston, TX	19,230	100%	2
Pinehurst Shopping Center	Humble, TX	26,322	66%	18
Paradise Shops of Largo	Largo, FL	53,241	97%	5	7,325
Saratoga Town Center	Corpus Christie, TX	58,182	94%	21
Willis Town Center	Willis, TX	12,740	73%	7
Woodforest Square	Houston, TX	30,866	77%	15
Windermere Village	Houston, TX	21,600	81%	11
Eldridge Town Center	Houston, TX	78,471	100%	28
NTB Eldgridge	Houston, TX	6,290	100%	1
Blackhawk Town Center	Houston, TX	34,128	100%	12
Carver Creek	Dallas, TX	23,732	71%	2
Chili's - Hunting Bayou	Jacinto City, TX	5,476	100%	1
Joe's Crab Shack	Jacinto City, TX	7,282	100%	1
Cinemark Theaters	Jacinto City, TX	68,000	100%	1
Antoine Town Center	Houston, TX	36,230	92%	18
Ashford Plaza	Houston, TX	33,612	94%	19
Highland Plaza	Houston, TX	72,730	99%	22
West End Square	Houston, TX	30,103	82%	11
Winchester Town Center	Houston, TX	14,900	83%	8
Atascocita Shopping Center	Humble, TX	46,146	98%	7
Cypress Town Center	Houston, TX	47,870	86%	23
Friendswood Shopping Center	Friendswood, TX	64,803	91%	13
Cinemark Theaters	Webster, TX	80,000	100%	1
Stables at Town Center (Phase I & II)	Spring, TX	83,296	88%	31
Walgreens	Springfield, MO	14,560	100%	1
Tomball Town Center	Tomball, TX	50,913	83%	20
Bay Colony Town Center	League City, TX	172,242	89%	23
Triangle Center	Longview, WA	240,110	95%	34	23,600
Cinemark 12	Pearland, TX	38,910	100%	1
Hunting Bayou	Jacinto City, TX	110,300	83%	18
Lakewood Shopping Center	Margate, FL	145,557	98%	30	11,715
Monadnock Marketplace	Keene,NH	200,633	100%	12	26,785
Stop N Shop	Hyde Park, NY	52,500	100%	1	8,100

Total Retail Properties GLA Occupied		2,111,881	93%		77,525

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Friendswood Shopping Center Lakewood Shopping Center, and Bay Colony Town Center includes an aggregate of 168,206 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied	% Occupied	No. of Tenants as of 03/31/06	Mortgage Payable
6234 Richmond Ave	Houston, TX	15,701	61%	3
11500 Market Street	Houston, TX	2,719	100%	1
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
Lakeview Technology Center I	Suffolk, VA	110,007	100%	2	14,470

Total Office Properties GLA Occupied		1,971,751	99%		232,267

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied	% Occupied	No. of Tenants as of 03/31/06	Mortgage Payable
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process	Sugarland, TX	150,000	100%	1	8,201

Total Industrial/Distribution Properties GLA Occupied		312,613			13,961

Multi-Family Segment

MB REIT’s mutli-family property consists of one apartment building located in Louisville, KY containing approximately 256 units.  As of March 31, 2006, approximately 243 units were occupied and the average monthly rent per apartment was approximately $713.00.

The following table lists the top ten tenants in all segments of our consolidated portfolio as of March 31, 2006 based on the amount of square footage they each occupy.

TENANT NAME	Type	Square Footage	% of Total Portfolio Square Footage	ANNUALIZED INCOME	% of Total Portfolio Annualized Income
SBC	Office	1,690,214	35.79%	22,688	35.68%
24 Hour Fitness	Retail	238,621	5.05%	5,976	9.40%
Cinemark	Retail	187,081	3.96%	2,343	3.69%
McKesson Distribution	Indus/Dist	162,613	3.44%	661	1.04%
Cellomics/Fisher Scientific	Office	153,110	3.24%	2,182	3.43%
Thermo Process Facility	Indus/Dist	150,000	3.18%	960	1.51%
Lakeview Technology Center	Office	110,007	2.33%	2,224	3.50%
HEB Grocery Store	Retail	95,000	2.01%	2,292	3.61%
Price Chopper	Retail	73,883	1.56%	3,411	5.36%
Walgreens	Retail	73,180	1.55%	7,701	12.11%

The majority of the income from these properties consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the property.  Certain of the major tenant leases require the landlord to pay certain of these expenses above or below specific levels which could affect our operating results.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

Critical Accounting Policies and Estimates

General

The following disclosure pertains to critical accounting policies and estimates we believe will be the most "critical" to our consolidated financial condition and results of operations.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our, Hyde Park and MB REIT's judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies.

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

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements.  Furniture, fixtures and equipment are depreciated on a straight-line basis over five years.  Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

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

Partially-Owned Entities:

We consider APB 18: The Equity method of Accounting for Investments in Common Stock, SOP 78-9: Accounting for Investments in Real Estate Ventures, Emerging Issues Task Force ("EITF") 96-16: Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, FASB Interpretation No. 46R (Revised 2003): Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R") and EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”, to determine the method of accounting for each of our partially-owned entities.  In determining whether we have a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual return, if they occur, or both.

Income Taxes

We and MB REIT operate in a manner intended to enable both entities to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  If we or MB REIT fail to distribute the required amount of income to our shareholders, or fail too meet other REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.

Liquidity and Capital Resources

General

Our principal demands for funds have been for our investment in Hyde Park and MB REIT and to pay operating expenses and distributions. Generally, cash needs for items other than our investment in MB REIT have been funded from the proceeds of our public offering of our shares of common stock, by interest and investment income, or by advances or contributions by the sponsor.

Potential future sources of capital include proceeds from the public or private offering of our debt or equity securities, secured or unsecured financings from banks or other lenders, as well as undistributed funds, interest and investment income, and property operations.  We anticipate that during the current year we will (i) acquire additional existing properties and companies, (ii) continue to pay distributions to stockholders, and (iii) fund our capital contribution requirements to MB REIT, and each is expected to be funded from proceeds of our public offerings of shares and cash flows from all sources.

Future sources of capital for MB REIT include equity contributions, secured financing proceeds on properties we acquire and undistributed funds from property operations.

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

Our business manager expects that the cash to be generated from  our public offering, interest and investment income, distributions from Hyde Park and MB REIT’s property operations and our property operations will be adequate to pay our operating expenses and provide distributions to stockholders, and fund our capital contribution requirements to MB REIT.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate that any financial institution will be unable to perform.

Liquidity

Offering

As of March 31, 2006, subscriptions for a total of 31,882,296 shares had been received and accepted; resulting in gross proceeds of $318,800, adding the 133,138 shares sold pursuant to the DRP increases the gross proceeds to $320,100 as of March 31, 2006.

As of March 31, 2006, we had incurred $36,500 of offering and organization costs. Our business manager has agreed to pay all organization and offering expenses, excluding such selling expenses, in excess of 4.5% of the gross offering proceeds. As of March 31, 2006, these organization and offering costs did not exceed the 4.5% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering.

MB REIT Capital Contribution Requirements

We are required to invest $1,200,000 in the MB REIT by December 31, 2006.  We expect to fund this obligation with proceeds from our public offering of shares and cash flows from all sources.  If we do not purchase the MB REIT common stock by the required date, MB REIT can require Inland Western to purchase series C preferred shares to fulfill this obligation.

Mortgage Debt

As of March 31, 2006, on a consolidated basis, we had mortgage debt secured by ten properties totaling approximately $324,000.  These debt obligations require monthly payments of interest only and bear interest at a range of 4.88% to 6.01% per annum.

On February 21, 2006, MB REIT entered into a rate lock agreement with Merrill Lynch Mortgage Lending.  MB REIT paid a rate lock deposit of $107,250 to lock the interest rate at 5.413% for a period of 90 days for $10,725,000 in principal.  MB REIT entered into the rate lock to secure the interest on debt it intends to secure with a mortgage on the Southgate Apartments.  This mortgage debt was funded on April 21, 2006.

In December 2005, we entered into an interest rate lock agreement with a lender to secure an interest rate on mortgage debt on properties we own or will purchase in the future.  The agreement locks the interest rate at 5.321% on $100,000 in principal.

Margins Payable

We have purchased a portion of our marketable securities through margin accounts.  As of March 31, 2006, we have recorded a payable of $26,905 for securities purchased on margin against a total securities portfolio of $66,460,  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At March 31, 2006, the rates we were paying were in a range of between 5.08% and 5.33%

MB REIT Put/Call Agreement

Pursuant to the terms of a put/call agreement entered into with Minto Delaware that is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activites.", we may be required to redeem Minto Delaware's interest in the MB REIT in the following manner:

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware,  has the option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware's investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if our shares of common stock are not listed, on the earlier of (x) the date we purchase the Minto Delaware investment or (y) 150 days after the date written notice of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,348 or (B) if the shares of our stock are listed, on the earlier of (x) the date we purchase the Minto Delaware investment or (y) 150 days after the date written notice of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.  The series A liquidation preference is equal to $1.276 per share of series A preferred stock plus accrued and unpaid dividends.

On or after October 11, 2012, Minto Holdings has an option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware investment for a price equal to (A) if the shares of our common stock are not listed, on the earlier of (x) the date we purchase the Minto Delaware investment or (y) 150 days after written notice of a subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value of the common stock held by Minto Delaware on the date written notice of the subsequent purchase right is given, payable in cash, or (B) if the shares of our common stock are listed, on the earlier of (x) the date we purchase the Minto Delaware equity or (y) 150 days after written notice of the subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, one hundred percent of Minto Delaware investment for a price equal to (A) if the shares of our common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value of the common stock of MB REIT held by Minto Delaware or (B) if the shares of our common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

Stockholder Liquidity.

We provide the following programs to facilitate investment in our shares and to provide limited liquidity for stockholders.

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

As of March 31, 2006, no shares have been repurchased.

Capital Resources

The number of assets we will acquire depends, in part, upon the amount of the net proceeds of the offering and the availability and interest rate on mortgage debt.  Our business manager recently noted an increase in interest rates which may impact the return that we are able to generate on future assets.

Cash Flows From Operating Activities

Consolidated cash flows from operating activities were $7,063 for the three months ended March 31, 2006.

Inland American cash flows provided by operating activities were approximately $683 for the three months ended March 31, 2006 and were generated primarily from interest and dividends and our investment in MB REIT.

Hyde Park and MB REIT's cash flows provided by operating activities were approximately $6,380 for the three months ended March 31, 2006 and are due primarily to revenues from property operations and interest income for the three months ended March 31, 2006.

Cash Flows From Investing Activities

Consolidated cash flows from investing activities were $159,486 for the three months ended March 31, 2006.

Inland American cash flows used in investing activities were approximately $36,317 for the three months ended March 31, 2006 and were primarily used for the purchase of marketable securities.

Hyde Park and MB REIT's cash flows used in investing activities were approximately $123,169 for the three months ended March 31, 2006 and were primarily used for the acquisition of six properties during the three months ended March 31, 2006.

Cash Flows From Financing Activities

Consolidated cash flows from financing activities were $325,400 for the three months ended March 31, 2006.

Inland American cash flows provided by financing activities were approximately $206,842 for the three months ended March 31, 2006.  We generated proceeds from the sale of shares, net of offering costs paid, of approximately $198,443.  We generated approximately $12,808 by borrowing against our portfolio of marketable securities.  We paid approximately $1.9 in distributions to our common shareholders and repaid sponsor advances in the amount of $3.

Hyde Park and MB REIT's cash flows provided by financing activities were approximately $118,558 for the three months ended March 31, 2006.  Hyde Park and MB REIT generated approximately $98,481 from borrowings secured by mortgages on seven properties and approximately $40,125 from the issuance of MB REIT common and preferred shares during the three months ended March 31, 2006.  Also, MB REIT and Hyde Park paid approximately $2,135 for loan fees. MB REIT paid approximately $14,590 in distributions to its preferred shareholders during the three months ended March 31, 2006.  MB repaid affiliates approximately $3,217 during the three months ended March 31, 2006.

MB REIT can require Inland Western to purchase up to $300,000 of series C preferred stock if we do not purchase the required MB REIT stock.  The Series C Preferred Shares is not subject to any sinking fund or mandatory redemption.  MB REIT may redeem the Series C Preferred Shares at any time and must redeem them no later than December 31, 2006 in an amount equal to $1,276 per share plus an amount equal to any accrued and unpaid dividends (whether or not earned or authorized) to the date of payment.  Inland Western currently owns 206,899 shares totaling $264,003.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our, Hyde Park and MB REIT's real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we and MB REIT borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, our principal amounts and weighted average interest rates by year and expected maturity on mortgage debt to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	323,753

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	5.02%

The table below presents MB REIT's obligations and commitments to make future payments under debt obligations, and lease agreements as of March 31, 2006.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$692,552	16,272	48,924	81,938	545,418

Ground Lease Payments	$12,700	113	307	311	11,969

MB REIT has closed on several properties which have earnout components, meaning that depending on the future performance of the property, MB REIT may be required to pay additional purchase price to the sellers. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, MB REIT will not have any further obligation. Based on pro forma leasing rates, MB REIT may pay as much as $28,941 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

MB REIT is currently considering acquiring five properties for an estimated aggregate purchase price of $117,000.  MB REIT’s decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

We are obligated to pay our property manager, an entity owned principally by individuals who are related parties of the business manager, a property management fee totaling 4.5% of gross operating income monthly, for management and leasing services.  We incurred and paid property management fees of $675 for three months ended March 31, 2006.

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

As of March 31, 2006, we are obligated to purchase the remaining shares of MB REIT worth approximately $757,000 by December 31, 2006.  MB REIT can repurchase the series C preferred shares by December 31, 2006 in the amount of $264,000.

General

The following discussion is based primarily on our consolidated financial statements for the three months ended March 31, 2006.  As of March 31, 2006, all of our property acquisitions, except for Hyde Park Shopping Center and related borrowings have been completed through MB REIT.

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
March 31, 2005	None	N/A	N/A
June 30, 2005	None	N/A	N/A
September 30, 2005	None	N/A	N/A
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060

Total	43	4,487,827	$897,050

Rental Income, Tenant Recovery Income, and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  Total property revenues were $17,721 for the three months ended March 31, 2006.  The table below presents property revenues by segment.

The majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to Hyde Park and MB REIT for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$15,035	$6,819	$7,732	$309	$174
Straight-line rents	686	386	283	17	-
Amortization of acquired above and below market leases, net	94	(10)	104	-	-
Total rental income	$15,815	$7,195	$8,120	$326	$174

Tenant recoveries	1,874	41	1,830	3	-
Other income	32	-	30	-	2
Total property revenues	$17,721	$7,236	$9,980	$329	$176

Office segment property rental revenues are lower than the retail segment primarily due to less rentable gross square feet and a lower average rent per square foot. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition and therefore, office segment rental income decreased for the three months ended March 31, 2006. Tenant recoveries for the office segment are lower than the retail segment because a majority of the square feet of office properties have net leases and they are directly responsible for operating costs, real estate taxes and insurance.

Retail segment property rental revenues are greater than the office segment primarily due to more gross leasable square feet and a higher average rent per square foot. Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment peroperties which had above market leases in palce at the time of acquisition and therefore, retail segement income increased for the three months ended March 31, 2006. Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be passed on to the tenants. Other income for the retail segment is higher than the other segments due to one property located in Florida that is required to collect a sales tax from their tenants which we record as an operating expense.

Industrial segment rental revenues are less than the other segments because there is only two tenants with less total gross leasable square feet than the other segments at a lower rent per square foot. The two tenants have net leases and they are directly responsible for operating costs but reimburse us for real estate taxes and insurance.

Multi-family segment property rental revenues  and income are lower than the other segments because there is only one property owned in this segment as of March 31, 2006.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees, paid to property managers, and property operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $2,826 for the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses consist of professional services, salaries and computerized information services costs reimbursed to affiliates of the business manager for maintaining our accounting and investor records, affiliates of the business manager common share purchase discounts, insurance, postage, board of directors fees and printer costs.  Our expenses were $1,254 for the three months ended March 31, 2006, and results from services required as we grow our portfolio of investment properties.

Depreciation and Amortization.  Depreciation and amortization expense was $7,821 and is a result of depreciation on the properties purchased during the year in the amount of $6,160 and amortization expense resulting from the amortization of intangible assets in the amount of $1,661 for the three months ended March 31, 2006.

The table below presents property operating expenses and real estate taxes, general and administrative expenses and depreciation and amortization by segment.

	Total	Office	Retail	Industrial	Multi-Family
Operating expenses and real estate taxes	2,826	392	2,379	19	36
Depreciation and amortization	7,821	3,455	4,029	179	158
General and administrative	1,254	627	564	38	25
Total expenses	$11,901	$4,474	$6,972	$236	$219

Office segment operating expenses are lower than other segments because a majority of office leases are net leases and are responsible for paying their own common area maintenance costs, real estate taxes and insurance.

Retail segment operating expenses are greater than the office segment because the retail tenant leases are not net leases and the owner is responsible for paying common area maintenance costs, real estate taxes and insurance. More capital was invested in retail segment properties than the other segments and therefore, depreciation and amortization expense were higher for the retail segment.

Industrial segment operating expenses are lower than the other segments because MB REIT only owns two properties as of March 31, 2006 and the tenants have net leases and they are directly responsible for operating costs.

Multi-family segment operating expenses are lower than the office and retail segments because MB REIT only owns one property as of March 31, 2006.

Office and industrial operating margins are better for these segments as compared to the other segments because of the amount of tenants in these portfolios that have net leases and pay all of their own expenses.

Interest and Dividend Income.  Interest income consists of interest earned on short term investments and distributions from investments in REIT shares.  Inland American's interest and dividend income was $1,308 for the three months ended March 31, 2006, and results primarily from interest earned on cash and dividends earned on marketable securities investments. Interest and dividend income for MB REIT was $778 for the three months ended March 31, 2006, resulting primarily from interest earned on cash investments.

Interest Expense.  Our mortgage interest expense was $3,584 for the three months ended March 31, 2006 and relates to the financing secured by ten properties.  Our interest expense on margin accounts for marketable securities investments was $183 and other interest expense including preferred returns to distribute to investors in Hyde Park was $61 for the three months ended March 31, 2006.

Minority Interest

The minority interest represents the interests in MB REIT owned by third parties:

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock (1)	264,132	(2,311)	2,311	264,132

Series B preferred stock (2)	125	(4)	4	125
Series C preferred stock (3)	264,003	(4,543)	4,543	264,003
Common Stock (4)	27,585	(673)	(685)	26,228

	555,845	(7,531)	6,173	544,488

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western

(4)

owned by Minto Delaware, Inc.

Allocations of profit are made first to series A, B and C preferred shareholders to equal their distributions and then profit and losses are allocated to the common shareholders in accordance with their ownership interest.  As of March 31, 2006, we owned 84% of the total common stock outstanding.

Other Income and Expense

Under the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") and the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), the put/call arrangements related to the MB REIT transaction as discussed previously are considered derivative instruments.  The asset and liabilities under these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statement of operations.  The value of the put/call arrangements was a liability of $(237) as of December 31, 2005.

The put/call arrangements were an asset and had a value of $181 as of March 31, 2006 and unrealized gain on derivative instruments of $418 was recognized for the three months ended March 31, 2006. The value of the put/call arrangements increased from December 31, 2005 to March 31, 2006 due the timing of the arrangements being three months less and due to an increase in interest rates in the economic environment causing an increase in the risk free rate used to value the arrangements. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

The following table shows selected financial data relating to the historical financial condition and results of operations of Inland American, Hyde Park and MB REIT, our controlled and consolidated subsidiaries as of March 31, 2006.

For the quarter ended
March 31, 2006
Total assets:
Inland American	$176,039
MB REIT and Hyde Park	$1,046,808
Total	$1,222,847

Mortgages and margins payable
Inland American	$26,905
MB REIT and Hyde Park	$323,753
Total	$350,658

Total income
Inland American	$-
MB REIT and Hyde Park	$17,721
Total	$17,721

Total interest and dividend income
Inland American	$1,308
MB REIT and Hyde Park	$778

Total	$2,086

Net loss applicable to common shareholders (a)	$(1,456)

Net loss per common share, basic and diluted (a)(b)	$(.07)

Distributions declared to common shareholders (a)	$2,914

Distributions per weighted average common share (a)(b)	$.14

Funds From Operations (a)(b)(c)	$4,439

Cash flows provided by operating activities
Inland American	$683
MB REIT and Hyde Park	$6,380
Total	$7,063

Cash flows used in investing activities
Inland American	$36,317
MB REIT and Hyde Park	$123,169
Total	$159,486

Cash flows provided by financing activities
Inland American	$206,842
MB REIT and Hyde Park	$118,558
Total	$325,400

Weighted average number of common shares outstanding, basic and diluted	19,485,272

(a)

Represents consolidated numbers

(b)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2006.  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred for the three months ended March 31, 2006, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.  The distributions per common share are based upon the weighted average number of common shares outstanding for the three month period ended March 31, 2006.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(c)

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

		For the three months ended
		March 31, 2006
	Net Loss applicable to common shares	$(1,456)
Add:	Depreciation and amortization related to investment properties	7,821
Less:	Minority interests' share of the above adjustment	1,952

	Funds from operations	$4,413

Subsequent Events

We paid distributions to our stockholders of $0.05 per share totaling $1,361 in April 2006.

We issued 10,382,247 shares of common stock from April 1, 2006 through May 5, 2006, resulting in a total of 42,397,681 shares of common stock outstanding. As of May 5, 2006, subscriptions for a total of 42,175,094 shares were received and accepted resulting in total gross offering proceeds of $421,751 and an additional 222,587 shares were issued pursuant to the DRP for $2,115 of additional gross proceeds.

MB REIT also paid distributions to Inland Western as the holder of the series C preferred stock of $1,519 in April 2006.

MB REIT has acquired the following properties during the period April 1 to May 5, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

04/05/06	Canfield Plaza Canfield, OH	1999	13,775	100,992	Giant Eagle

04/06/06	Shakopee Shakopee, MN	2000/2004	16,003	103,442	Gold's Gym Roundy's

MB REIT is obligated under earnout agreements to pay additional funds to certain sellers once space, vacant at the time MB REIT acquired the property becomes occupied and the tenants begin paying rent.  During the period from April 1 to May 5, 2006, MB REIT funded earnouts totaling $1,657 at one of its existing properties.

The mortgage debt financings obtained by MB REIT during the period from April 1 to May 5, 2006, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

04/21/06	Southgate Apartments Louisville, KY	5.4130%	05/2016	10,725

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of March 31, 2006 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

While this hedging strategy described above would have the effect of smoothing out interest rate fluctuations, the result may be to reduce the overall returns on your investment.

We monitor interest rate risk using a variety of techniques. The table below presents principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	323,753

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	5.03%

There is no variable rate debt as of March 31, 2006.

A put/call agreement was entered into by us and MB REIT as a part of the MB REIT transaction to document the various redemption options for Minto Delaware’s preferred and common stock.  This agreement is considered a derivative instrument and is accounted for pursuant to SFAS No. 133.  Derivatives, are required to be  recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of these derivative instruments is estimated using the Black-Scholes model.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Acts of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We are currently offering shares of our common stock at $10.00 per share. The effective date of our offering was August 31, 2005 and the SEC file number assigned to our registration statement is 333-122743.

As of March 31, 2006, we have sold the following securities in our offering for the following aggregate offering prices:

•	31,882,296	shares on a best efforts basis for $318,823; and
•	133,138	shares pursuant to the DRP for $1,265

As of March 31, 2006, we had sold 31,995,434 shares resulting in gross proceeds of $320,068, excluding the 20,000 shares purchased by our sponsor for $200 preceding the commencement of our offering.

Since October 4, 2004 (inception) through March 31, 2006, we have incurred the following expenses in connection with the offering and sale of our shares:

Type of Expense	Amount
Selling commission	$22,389
Marketing contribution	7,784
Other expenses to affiliates of the business manager	385
Other expenses	5,955

Total expenses	$36,513

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are $283,575.

We have used the net offering proceeds as follows as of March 31, 2006:

Use of Proceeds	Amount
Investment in MB REIT	$151,001
Working capital	28
Investment in marketable securities	35,281
Temporary investments	97,265
Total uses	$283,575

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matter to a Vote of Security Holders

None.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference

EXHIBIT NO.	DESCRIPTION

3.1	Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. *

3.2

Amended Bylaws of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743))

10.1

Purchase and Sale Agreement (Membership Interests) (Re: Cinemark 12 - Silverlake) dated December 28, 2005 (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006)

10.2

Assignment and Assumption of Purchase and Sale Agreement (Re: Cinemark 12 - Silverlake) dated September 23, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006)

10.3

Assignment (Re: Monadnock Marketplace) dated December 20, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.4

Agreement of Purchase and Sale (Re: Monadnock Marketplace) dated November 9, 2005, as amended (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.5

Agreement of Contribution (Re: Stop and Shop – Hyde Park) dated November 28, 2005, as amended (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.6

Limited Liability Company Agreement of Inland American Hyde Park, L.L.C. dated November 1, 2005 (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.7

Assignment (Re: Thermo Process Systems) dated January 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006)

10.8

Contract of Sale and Purchase (Re: Thermo Process Systems) dated August 12, 2005, as amended (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006)

10.9

Agreement to Purchase, dated June 16, 2005, by and between Lakewood Associates Ltd. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.10

Assignment and Assumption of Purchase and Sale Agreement, dated January 2006 (Lakewood Shopping Center) (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.11

Renewal Note by MB Margate Lakewood I, LLC, dated January 2006 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.12

Assumption and Ratification Agreement, dated January 2006, by and between Nationwide Life Insurance Company and MB Margate Lakewood I, LLC, including Mortgage and Security Agreement by Lakewood Associates, Ltd. in favor of Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.13

Promissory Note by MB Pittsburgh Bridgeside DST in favor of Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.14

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by MB Pittsburgh Bridgeside DST for the benefit of Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.15

Loan Agreement between MB Pittsburgh Bridgeside DST and Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.16

Mortgage, Security Agreement and Fixture Filing by MB Longview Triangle, L.L.C. for the benefit of LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.17

Loan Agreement between MB Longview Triangle, L.L.C. and LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.18

Promissory Note by MB Longview Triangle, L.L.C. in favor of LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.19

Purchase Agreement dated November 29, 2005 between Southgate Group, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.20

Assignment and Assumption of Purchase Agreement dated March 2, 2006 between Inland Real Estate Acquisitions, Inc. and MB Louisville Southgate, LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.21

Loan Agreement made as of February 27, 2006 by and between Principal Commercial Funding, LLC and MB Keene Monadnock, L.L.C. (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.22

Mortgage and Security Agreement made as of February 27, 2006 by and between MB Keene Monadnock, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.23

Promissory Note made as of February 27, 2006 by MB Keene Monadnock, L.L.C. in favor of Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.24

Promissory Note by MB Sugar Land Gillingham Limited Partnership in favor of Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.25

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by MB Sugar Land Gillingham Limited Partnership to William D. Cleveland as trustee for the benefit of Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.26

Loan Agreement between MB Sugar Land Gillingham Limited Partnership and Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2		Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

	*	Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Affiliated Director
Date:	May 12, 2006

/s/ Lori J. Foust
By:	Lori J. Foust
Treasurer (principal financial and accounting officer)
Date:	May 12, 2006