Form 10-Q
period 2006-06-30
Inland American Real Estate Trust, Inc.
filed 2006-08-09
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois          60523

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

Yes   ☐    No  X

As of August 4, 2006, there were 72,453,884 shares of common stock outstanding.

-i-

PART I - Financial Information

Item 1.  Financial Statements

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
Investment properties:
Land	$181,841	$101,144
Building and other improvements	931,968	609,362

	1,113,809	710,506
Less accumulated depreciation	(15,971)	(2,751)

Net investment properties	1,097,838	707,755

Cash and cash equivalents (including cash held by management company of $3,271 and $7,329 as of June 30, 2006 and December 31, 2005, respectively)	319,150	37,129
Restricted cash	14,720	8,626
Restricted escrows	23,775	30,708
Investments in marketable securities	128,283	28,614
Accounts and rents receivable	5,653	1,100
Due from related parties (Note 3)	-	451
Acquired in-place lease intangibles (net of accumulated amortization of $4,427 and $698 as of June 30, 2006 and December 31, 2005, respectively)	70,619	45,621
Acquired above market lease intangibles (net of accumulated amortization of $58 and $9 as of June 30, 2006 and December 31, 2005, respectively)	945	244
Loan fees and loan fee deposits (net of accumulated amortization of $179 and $9 as of June 30, 2006 and December 31, 2005, respectively)	8,123	3,535
Other assets	5,937	2,068

Total assets	$1,675,043	$865,851

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders’ Equity

	June 30, 2006	December 31, 2005
Liabilities:	(unaudited)	(audited)
Mortgages and margins payable (Note 7)	$506,942	$227,654
Accounts payable	898	1,381
Accrued offering costs to related parties	1,100	292
Accrued offering costs to non-related parties	250	321
Accrued interest payable	911	862
Tenant improvement payable	726	789
Accrued real estate taxes	3,426	1,601
Distributions payable	2,779	315
Security deposits	979	669
Prepaid rental and recovery income and other liabilities	1,977	5,639
Advances from sponsor	-	3,081
Acquired below market lease intangibles (net of accumulated amortization of $372 and $34 as of June 30, 2006 and December 31, 2005, respectively)	14,456	3,059
Restricted cash liability	14,720	8,626
Other financings (Note 1)	47,762	-
Due to related parties (Note 3)	854	10,756
Deferred income tax liability (Note 9)	1,662	-

Total liabilities	599,442	265,045

Minority interest	553,450	515,721

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 60,108,778 and 9,873,834 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	60	10
Additional paid in capital (net of offering costs of $65,868 and $13,147 as of June 30, 2006 and December 31, 2005, of which $38,039 and $7,663 was paid or accrued to affiliates as of June 30, 2006 and December 31, 2005, respectively)	535,934	86,410
Accumulated distributions in excess of net loss	(14,102)	(1,835)
Accumulated other comprehensive income	259	500

Total stockholders’ equity	522,151	85,085

Commitments and contingencies (Note 12)

Total liabilities and stockholders’ equity	$1,675,043	865,851

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$18,207	$-	$34,022	$-
Tenant recovery income	2,784	-	4,658	-
Other property income	115	-	147	-
				-
Total income	21,106	-	38,827	-
Expenses:
General and administrative expenses to related parties	656		1,166	-
General and administrative expenses to non-related parties	606	23	1,350	68
Property operating expenses to related parties	804	-	1,480	-
Property operating expenses to non-related parties	1,612	-	2,688	-
Real estate taxes	1,879	-	2,954	-
Depreciation and amortization	9,129	-	16,949	-

Total expenses	14,686	23	26,587	68

Operating income (loss)	$6,420	$(23)	$12,240	(68)

Interest and dividend income	5,332	-	7,419	-
Other income (Note 8)	197	-	615	-
Interest expense	(5,420)	-	(9,248)	-
Realized gain on securities	401	-	622	-

Income (loss) before income taxes and minority interest	$6,930	$(23)	$11,648	$(68)

Income tax expense (Note 9)	(1,662)	-	(1,662)	-
Minority interest (Note 8)	(6,259)	-	(12,432)	-

Net income (loss) applicable to common shares	$(991)	$(23)	$(2,446)	(68)

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized loss on investment securities	(3,473)	-	(241)	-

Comprehensive (loss)	$(4,464)	$(23)	$(2,687)	$(68)
Net income (loss) available to common shareholders per common share, basic and diluted	$(.02)	$(1.15)	$(.07)	$(3.40)
Weighted average number of common shares outstanding, basic and diluted	45,930,663	20,000	32,781,021	20,000

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders’ Equity

For the six month period ended June 30, 2006

(Dollar amounts in thousands)

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	9,873,834	10	86,410	(1,835)	500	85,085

Net loss	-	-	-	(2,446)	-	(2,446)
Unrealized gain (loss) on investment securities	-	-	-	-	(241)	(241)

Distributions declared	-	-	-	(9,821)	-	(9,821)
Proceeds from offering	49,743,508	50	497,469	-	-	497,519
Offering costs	-	-	(52,721)	-	-	(52,721)
Proceeds from distribution reinvestment program	491,436	-	4,669	-	-	4,669
Issuance of stock options and discounts on shares issued to affiliates	-	-	107	-	-	107

Balance at June 30, 2006	60,108,778	60	535,934	(14,102)	259	522,151

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Cash flows from operations:
Net loss available to common shareholders	$(2,446)	$(68)
Adjustments to reconcile net loss available to common shareholders to net cash provided by (used in) operating activities:
Depreciation	13,220	-
Amortization	3,729	-
Amortization of loan fees	170	-
Amortization on acquired above market leases	49	-
Amortization on acquired below market leases	(338)	-
Straight-line rental income	(1,490)	-
Straight-line lease expense	33	-
Other income	(615)	-
Minority interests	12,432	-
Discount on shares issued to related parties	104	-
Realized gain on sale of marketable securities	(622)	-
Changes in assets and liabilities:
Accounts and rents receivable	(3,063)	-
Accounts payable	(484)	9
Accrued real estate taxes	1,218	-
Accrued interest payable	49	-
Prepaid rental and recovery income	(3,602)	-
Other liabilities	144	-
Deferred income tax liability	1,662
Security deposits	(3)	-
Other assets	(1,380)	-

Net cash flows provided by (used in) operating activities	18,767	(59)

Cash flows from investing activities:
Purchase of investment securities	(106,602)	-
Sale of investment securities	7,314	-
Restricted escrows	6,933	-
Rental income under master leases	40	-
Acquired in-place lease intangibles	(28,727)	-
Tenant improvement payable	(63)	-
Purchase of investment properties	(329,539)	-
Acquired above market leases	(750)	-
Acquired below market leases	11,735	-
Other assets	(2,111)	-
Net cash flows used in investing activities	(441,770)	-

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

(continued)

(unaudited)

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
Cash flows from financing activities:
Proceeds from offering	497,519	-
Proceeds from the dividend reinvestment program	4,669	-
Payment of offering costs	(51,983)	(123)
Proceeds from mortgage debt	209,235	-
Proceeds from margin securities debt	44,933	-
Payment of loan fees and deposits	(4,758)	-
Distributions paid	(7,357)	-
Distributions paid - MB REIT preferred series A, B and C	(24,925)	-
Due from related parties	451	-
Due to related parties	196	-
Proceeds of issuance of preferred shares and common shares - MB REIT	40,125	-
Sponsor advances	(3,081)	200

Net cash flows provided by financing activities	705,024	77

Net increase in cash and cash equivalents	282,021	18
Cash and cash equivalents, at beginning of period	37,129	200

Cash and cash equivalents, at end of period	$319,150	$218

Supplemental disclosure of cash flow information:

Purchase of investment properties	403,342	-
Real estate tax liabilities assumed at acquisition	(608)	-
Security deposit liabilities assumed at acquisition	(313)	-
Assumption of mortgage debt	(25,120)	-
Other financings	(47,762)	-

	329,539	-

Cash paid for interest	$8,972	$-

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$2,779	$-

Accrued offering costs payable	$1,350	$224

The accompanying notes are an integral part of the consolidated financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

June 30, 2006

(unaudited)
(Dollar amounts in thousands, except per share amounts)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2005, which are included in the Company's 2005 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting or normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

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

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

The Company has ownership interests of 67 to 75% in LLC's which own nine shopping centers.  These entities are considered VIE's as defined in FIN 46(R) and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain a put/call provision which grants the right to the outside owners and the Company to require the LLC's to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in the LLC agreement and are accounted for in accordance with EITF  00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Since the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLC's are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on the liability in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

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

 (2)  Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

Certain reclassifications were made to the 2005 financial statements to conform to the 2006 presentations.

In accordance with SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of June 30, 2006.

The application of the SFAS Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the six months ended June 30, 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $49 was applied as a reduction to rental income for the six months ended June 30, 2006.  Amortization pertaining to the below market lease costs of $338 was applied as an increase to rental income for the six months ended June 30, 2006.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $3,729 for the six months ended June 30, 2006.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2006.

Amortization of:	2006 (1)	2007	2008	2009	2010	Thereafter

Acquired above
market lease costs	$(105)	(211)	(178)	(114)	(92)	(245)

Acquired below
market lease costs	862	1,681	1,596	1,493	1,454	7,370

Net rental income
Increase	$757	1,470	1,418	1,379	1,362	7,125

Acquired in-place lease
Intangibles	$4,583	7,791	7,169	6,722	6,641	37,713

(1)

For the six month period from July 1, 2006 through December 31, 2006, taking into account the date of acquisition of the properties acquired as of June 30, 2006.

.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, SBC, accounted for 28% of consolidated rental revenues for the six months ended June 30, 2006.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The estimated fair value of the Company's mortgage debt is $420,950 as of June 30, 2006. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

The Company applies the fair value method of accounting as prescribed by SFAS No. 123(R), Share-Based Payment for its stock options granted.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

Income taxes for certain state and local taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners' ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for all partnerships. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company has evaluated the effect of this consensus and has concluded it does not have an impact on its consolidated financial statements

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

(3)  Transactions with Related Parties

As of June 30, 2006 and December 31, 2005, the Company had incurred $65,868 and $13,147 of Offering costs, respectively, of which $38,039 and $7,663 was paid or accrued to related parties. In accordance with the terms of the Offering, the business manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of June 30, 2006 and December 31, 2005, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the business manager.

The business manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the business manager and its related parties relating to the Offering.  In addition, a related party of the business manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offering.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $26,785 and $47,537 for the three and six months ended June 30, 2006, of which $1,100 was unpaid as of June 30, 2006.

The business manager and its related parties are entitled to reimbursement for general and administrative expenses of the business manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the three and six months ended June 30, 2006, the Company incurred $866 and $1,585 of these costs, respectively, of which $604 remained unpaid as of June 30, 2006.

A related party of the business manager provides loan servicing to the Company for an annual fee.  Such costs are included in property operating expenses to related parties.  The agreement allows for annual fees totaling .03% of the first billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  For the three and six months ended June 30, 2006, these fees totaled $10 and $12, respectively.  None remained unpaid as of June 30, 2006.

The Company pays a related party of the business manager .2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  For the three and six months ended June 30, 2006, the Company paid loan fees totaling $297 and $599, respectively, to this related party.  None remained unpaid as of June 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

After the Company's stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” the Company will pay its business manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the business manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the business manager.  Separate and distinct from any business management fee, the Company also reimburses the business manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the business manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the business manager.  For any year in which the Company qualifies as a REIT, its business manager must reimburse the Company for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: two percent (2.0%) of the average invested assets for that fiscal year; or twenty-five percent (25.0%) of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the business manager and acquisition fees and expenses are excluded from the definition of total operating expenses.

The property manager, an entity owned principally by individuals who are related parties of the business manager, is entitled to receive property management fees totaling 4.5% of gross income, for management and leasing services.  The Company incurred and paid property management fees of $804 and $1,480 respectively and has been recorded in property operating expenses to related parties for the three and six months ended June 30, 2006.  None remained unpaid as of June 30, 2006.

The Company has entered into a fee arrangement with Inland Western Retail Real Estate Trust, Inc., ("Inland Western") whereby Inland Western is paid for guarantying customary non-recourse carve out provisions of the Company’s financings until such time as the Company reaches a net worth of $300,000 and the lender releases the guaranty.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company incurred fees totaling $47 and $99, respectively, for the three and six months ended June 30, 2006.  All fees had been paid to Inland Western as of June 30, 2006.  Inland Western has invested $264,003 and $224,003 in MB REIT in series C preferred shares as of June 30, 2006 and December 31, 2005, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

The Company established a discount stock purchase policy for related parties and related parties of the business manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 49,228 and 110,808 shares to related parties and recognized an expense related to these discounts of $40 and $104, respectively, for the three and six months ended June 30, 2006.

The Company retains a related party of the business manager to manage the Company's portfolio of marketable securities.  The Company incurred fees to this entity totaling $211 and $308, respectively, during the three and six months ended June 30, 2006 of which $78 was unpaid as of June 30, 2006.

As of June 30, 2006 the Company was repaid funds from related parties in the amount of $451 which was due from related parties for costs paid by the Company on their behalf.

As of June 30, 2006, the Company owed funds in the amount of $250 to Inland Retail Real Estate Trust, Inc. for costs paid on the Company's behalf relating to the acquisition of investment property.  The Company intends on paying this amount during the third quarter of 2006.

(4)  Investment Securities

Investment in securities of $128,283 and $28,614 at June 30, 2006 and December 31, 2005, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on June 30, 2006 and December 31, 2005, the Company has accumulated other comprehensive income of $259 and $500, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three and six months ended June 30, 2006 the Company realized a gain of $401 and $622, respectively, on the sale of shares. Dividend income is recognized when earned. During the three and six months ended June 30, 2006 dividend income of $1,795 and $2,540, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of June 30, 2006, and December 31, 2005, the Company has recorded a payable of $59,030 and $14,097, respectively, for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At June 30, 2006, these rates were equal to a range between 5.59% and 5.84%. Interest expense in the amount of $606 and $789 is recognized in interest expense on the Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the three and six months ended June 30, 2006 the Company issued the 2,500 and 17,500 options to its independent directors, respectively.  As of June 30, 2006 there were a total of 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $.44 on the date of the grant using the Black Scholes option-pricing model.   During the three and six months ended June 30, 2006 the Company recorded $2 and $3, respectively, of expense related to stock options.

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received for the three and six months ended June 30, 2006 was $33 and $40, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2006	$73,004	*
2007	81,314
2008	80,052
2009	77,995
2010	74,534
Thereafter	583,415
Total	$970,314

*  For the twelve month period from January 1, 2006 through December 31, 2006, taking into account the date of acquisition of the properties acquired as of June 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  For the three and six months ended June 30, 2006, ground lease rent was $53 and $107, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2006	$150	*
2007	153
2008	154
2009	155
2010	156
Thereafter	11,969
Total	$12,737

*  For the twelve month period from January 1, 2006 through December 31, 2006, taking into account the date of acquisition of the properties acquired as of June 30, 2006.

(7) Mortgages and Margins Payable

Mortgage loans outstanding as of June 30, 2006, and December 31, 2005, were $447,912 and $213,557, respectively, and had a weighted average interest rate of 5.08% and 4.99%, respectively.  All of the loans have fixed interest rates ranging from 4.88% to 6.01%.  Properties with a net carrying value of $737,687 and $342,821 at June 30, 2006, and December 31, 2005, respectively, and related tenant leases are pledged as collateral. As of June 30, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2006, the Company was in compliance with such covenants.

	2006	2007	2008	2009	2010	Thereafter

Maturing debt:
Fixed rate debt	-	-	-	-	-	$447,912

The company has purchased a portion of its investment securities through margin accounts.  As of June 30, 2006, and December 31, 2005, the Company has recorded a payable of $59,030 and $14,097, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At June 30, 2006, these rates were equal to a range between 5.59% and 5.84%

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

(8)  Minority Interest

As a holder of common stock of MB REIT, the Company is entitled to receive distributions, paid on a monthly basis (or otherwise as declared by the Board of Directors or a committee of the Board of Directors authorized to declare dividends) from available cash, after dividends have been paid on any outstanding preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A preferred stock.  As of June 30, 2006, the Company has purchased shares in MB REIT for a total investment of $200,002.

MB REIT's articles of incorporation do not permit, at any time, the ratio of the outstanding principal amounts of borrowings plus the outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by our board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the undepreciated real estate assets (excluding cash) of MB REIT and its subsidiaries and total borrowings include the series A preferred stock. The debt covenant ratio is performed at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred shareholders agreed to exclude the series A preferred shares from the total of MB REIT's outstanding borrowings and to include MB REIT's cash and the Company’s cash (including marketable securities) to the extent not committed and available for investment in common stock in MB REIT as part of its total assets for purposes of calculating compliance with the debt covenant ratio.  As of June 30 2006, the debt ratio was 26% based on the exclusion of the series A preferred shares from the total of MB REIT's outstanding borrowings and including MB REIT's cash as part of its total assets.  As of June 30, 2006, the debt ratio was 61% without this change in the calculation.

Pursuant to the terms of a put/call agreement entered into with MD, the Company may be required to redeem MD's interest in the MB REIT.  Under SFAS 150 and SFAS 133 the put/call arrangements are considered free standing derivative instruments.  The assets or liabilities under these puts and calls are marked to market every quarter with changes in the value recorded in other expense in the consolidated statements of operations.  The value of the put/call arrangements was an asset of $378 and a liability of ($237) as of June 30, 2006 and December 31, 2005, respectively, resulting in unrealized gains on derivative instruments of $197 and $615, respectively, included in other income for the three and six months ended June 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

The following tables present condensed financial information for MB REIT as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006.

	June 30, 2006	December 31, 2005
Assets
Real estate, net	$959,820	707,579
Cash and cash equivalents	67,413	10,805
Other assets	104,556	81,203

Total assets	$1,131,789	799,587

Liability and stockholders' equity:
Mortgage notes payable	362,859	213,557
Other liabilities	25,395	23,672
Stockholders' equity	743,535	562,358

Total liabilities and stockholders' equity	$1,131,789	799,587

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Total income	$21,529	39,755
Other expenses	6,324	9,259
Interest expense	4,221	7,654
Depreciation and amortization	8,706	16,411

Net income	$2,278	6,431

The minority interest represents outside interests in MB REIT and is comprised of:

For the three months ended June 30, 2006.

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock (1)	$264,132	$(2,311)	$2,311	$264,132
Series B preferred stock (2)	125	(4)	4	125
Series C preferred stock (3)	264,003	(4,608)	4,608	264,003
Common stock (4)	26,228	(374)	(664)	25,190

	$554,488	$(7,297)	$6,259	$553,450

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

For the six months ended June 30, 2006.

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock (1)	$264,132	$(4,622)	$4,622	$264,132
Series B preferred stock(2)	125	(8)	8	125
Series C preferred stock(3)	264,003	(9,151)	9,151	264,003
Common stock (4)	27,585	(1,046)	(1,349)	25,190

	$555,845	$(14,827)	$12,432	$553,450

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western Retail Real Estate Trust, Inc.

(4)

owned by Minto Delaware, Inc.

Allocations of profit and loss are made first to series A, B, and C preferred shareholders to equal their distributions and then to the common shareholders in accordance with their ownership interest.  The income allocation for the common shareholders for the three and six months ended June 30, 2006 was based on the average ownership percentages of the shareholders during the period of 85% and 80% for Inland American and 15% and 20% for MD, respectively.  As of June 30, 2006, Inland American and MD's effective ownership interest of the common stock was 87% and 13%, respectively.

(9) Income Taxes

In the second quarter of 2006, the state of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax.  As such, the Company has recorded a net deferred tax liability and deferred income tax expense related to temporary differences of $1,662 as of June 30, 2006.

The temporary differences that give rise to the net deferred tax liability at June 30, 2006 consist of the following:

Gain on sales of real estate
(1031 tax free exchange for tax)	$1,698
Depreciation	(41)
Straight-line rents	11
Others	(6)

Total cumulative temporary differences	$$1,662

The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

(10)  Segment Reporting

The Company has four business segments: Office, Retail, Industrial and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments does not include interest expense or depreciation and amortization, general and administrative expenses, interest and other investment income from corporate investments.  The following table summarizes net property operations income by segment for the three and six months ended June 30, 2006.

For the three months ended June 30, 2006

	Total	Office	Retail	Industrial	Multi-Family
Property rentals	$17,208	$6,842	$9,506	$405	$455
Straight-line rents	803	404	378	21	-
Amortization of acquired above and below market leases, net	196	(9)	205	-	-
Total rentals	$18,207	$7,237	$10,089	$426	$455

Tenant recoveries	2,784	113	2,600	71	-
Other income	115	8	45	-	62
Total revenues	$21,106	$7,358	$12,734	$497	$517

Operating expenses	4,295	464	3,545	93	193

Net property operations	16,811	6,894	9,189	404	324

Depreciation and amortization	(9,129)
General and administrative	(1,262)
Interest and other investment income	5,733
Interest expense	(5,420)
Income tax expense	(1,662)
Other income	197
Minority interest	(6,259)

Net loss	$(991)

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

For the six months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$32,243	$13,661	$17,239	$714	$629
Straight-line rents	1,490	791	661	38	-
Amortization of acquired above and below market leases, net	289	(19)	308	-	-
Total rentals	$34,022	$14,433	$18,208	$752	$629

Tenant recoveries	4,658	154	4,430	74	-
Other income	147	8	75	-	64
Total revenues	$38,827	$14,595	$22,713	$826	$693

Operating expenses	7,122	857	5,924	112	229

Net property operations	31,705	13,738	16,789	714	464

Depreciation and amortization	(16,949)
General and administrative	(2,516)
Interest and other investment income	8,041
Interest expense	(9,248)
Income tax expense	(1,662)
Other income	615
Minority interest	(12,432)

Net loss	$(2,446)

Balance Sheet Data:
Real estate, net	$1,097,838	$370,495	$687,370	$22,092	$17,881

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, SBC, which individually accounted for 28% of the Company's consolidated rental revenues for the six months ended June 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

(11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred for the three and six months ended June 30, 2006 and 2005, respectively, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.

The basic and diluted weighted average number of common shares outstanding was 45,930,663 and 32,781,021 for the three and six months ended June 30, 2006.

(12)  Commitments and Contingencies

The Company has closed several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $23,774 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.

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

As of June 30, 2006, Inland American is required to purchase the remaining shares of MB REIT worth approximately $972,000 by December 31, 2006.  In addition, MB REIT is obligated to repurchase the series C preferred in the amount of $264,000 by December 31, 2006.

(13)  Subsequent Events

The Company paid distributions of $2,779 to our stockholders in July 2006.

The Company issued 12,345,106 shares of common stock from July 1, 2006 through August 4, 2006, resulting in a total of 72,453,884 shares of common stock outstanding. As of August 4, 2006, subscriptions for a total of 71,769,094 shares were received resulting in total gross offering proceeds of $717,691 and an additional 684,790 shares were issued pursuant to the DRP for $6,506 of additional gross proceeds.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

The Company has acquired the following properties during the period July 1 to August 4, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

7/11/2006	The Market at Hilliard	2003	19,297	107,544	Michaels Bed Bath & Beyond Office Max Old Navy

7/21/2006	Eldridge Lakes Town Center	2004	16,634	54,980	Walgreens Dollar Hut Pizza Factory

7/21/2006	Spring Town Center	2004	16,969	40,571	Walgreens Bank of America

7/21/2006	CyFair Town Center	2003	15,986	51,592	LaMaria Mexican Restaurant

7/25/2006	Dulles Executive Office Plaza	2000	123,957	379,596	Lockheed Martin Cisco Systems

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the vacant space and begins paying rent.  During the period from July 1 to August 4, 2006, the Company funded earnouts totaling $421 at one (1) of the existing properties.

The mortgage debt financings obtained from the period July 1 to August 4, 2006, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

7/21/2006	CyFair Town Center	4.83%	12/2014	5,673

7/21/2006	Eldridge Lakes Town Center	4.88%	12/2014	7,504

7/21/2006	Spring Town Center	4.87%	01/2015	7,629

In July 2006, MB REIT paid distributions to series C preferred stockholders of $1,570 and paid distributions of $750 to common stockholders.

Inland American purchased 97,963 shares of the special voting stock of MB REIT in the amount of $125,000 in July 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

June 30, 2006

The Company entered into an interest rate lock agreement on July 31, 2006 with two lenders to secure an interest rate on mortgage debt on properties the Company currently owns or will purchase in the future. The Company has deposited $1,000 and $600 to lock these rates, respectively.  The deposits are applied as credits to the mortgage funding as they occur.  The agreements locked the interest rates with these lenders at 5.853% on $50 million and 5.765% on $30 million, respectively.

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

The following discussion and analysis relates to the three and six months ended June 30, 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.  A discussion of activity for the three and six months ended June 30, 2005 is not included because we were newly formed and did not have any significant operating or other activity during that period.

Overview

Inland American Real Estate Trust, Inc. was incorporated in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of whom are affiliates of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock or shares at $10 each, and up to 40,000,000 shares at $9.50 each, which may be purchased through our dividend reinvestment plan (“DRP”).

As of June 30, 2006, subscriptions for a total of 59,609,732 shares had been received from the public, which include 20,000 shares issued to our sponsor.  In addition, we sold 499,046 shares through our DRP as of June 30, 2006.  As a result of these sales, we have raised a total of $600,854 of gross offering proceeds as of June 30, 2006.

On June 8, 2006 we entered into joint ventures in which we have an ownership interest of 67% in each of the eight limited liability companies herein referred to as the LLCs’ which own eight single tenant retail shopping centers herein referred to as the LLC Properties. The LLC properties are located in Connecticut, Massachusetts, New Jersey, Rhode Island, and South Carolina, and are 100% occupied as of June 30, 2006.  These entities are considered variable interest entities or "VIE's" as defined in FIN 46(R) and we are considered the primary beneficiary.  Therefore, these entities are consolidated by us and the assets, liabilities, equity and results of operations of the LLC Properties are consolidated in our financial statements and discussions contained herein.  The LLC agreements contain a put/call provision which grants the right to the outside owners and us to require the LLCs' to redeem the ownership interest of the outside owners during future periods. These put/call agreements are embedded in the LLCs' agreements and is accounted for in accordance with EITF  00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Since the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs' are treated as 100% owned subsidiaries by us with the amount due the outside owners reflected as a financing. Interest expense is recorded on this liability in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.  The eight LLC Properties and Hyde Park Shopping Center purchased during the first quarter of 2006 are herein referred to as the JV Properties.

During 2005, we entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware which owned all of the outstanding equity securities of Minto Builders (Florida), Inc. referred to herein as MB REIT prior to our entering into the agreement.

As a holder of common stock in the MB REIT, we are entitled to receive distributions after dividends have been paid on the series A, B, and C preferred stock including any accrued and unpaid dividends.

As of June 30, 2006 and August 4, 2006, Inland Western had acquired approximately $264,000 of series C preferred stock and we have acquired approximately $200,000 and $325,000 of common stock, respectively.  There is no assurance that we will be able to make the full contribution that is due by December 31, 2006.

If we fail to make the required contributions by December 31, 2006, we will be in breach under the documents governing our investment in the MB REIT entitling Minto Delaware to, among other things, seek damages from us for breach.  Depending on the type of remedies obtained by Minto Delaware if we breach the various investment documents, we may not be able to account for our investment in the MB REIT by consolidating it into our financial statements which could have a material adverse effect on our results of operations and financial condition.  Further, we may no longer be able to control the timing and amount of distributions from the MB REIT which could have a material adverse effect on our ability to pay distributions.  If we fail to make the required contributions, we may, among other things, be required to pay monetary damages to Minto Delaware, which could have a material-adverse effect on our results of operations, financial condition and ability to pay distributions.

For financial statement reporting purposes we consolidate our investment in MB REIT and, therefore, the assets, liabilities, equity and results of operations of MB REIT are consolidated in our financial statements and discussions contained herein.  An adjustment is made for the interest of minority holders in MB REIT.

During the three months ended June 30, 2006, MB REIT invested approximately $147,000 to acquire five retail properties containing an aggregate of approximately 908,000 square feet.  In addition, MB REIT borrowed approximately $47,201 secured by four of its properties.

As of June 30, 2006, we own on a consolidated basis:

Office Properties:

five office properties aggregating approximately 1.7 million square feet in the Chicago metropolitan area and approximately 282,000 square feet in Pennsylvania, Texas and Virginia;

Retail Properties:

48 retail properties in the Chicago metropolitan area, Connecticut, Florida, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio, Rhode Island, South Carolina, Texas and Washington aggregating approximately 3.7 million square feet, including approximately 219,800 square feet built by tenants on land leased from us;

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

•

tax considerations.

We and MB REIT routinely borrow money to acquire real estate assets either at closing or at sometime thereafter.  These borrowings may take the form of temporary, interim or permanent financing from banks, institutional investors and other lenders including lenders affiliated with our sponsor, us or MB REIT. These borrowings generally are secured solely by a mortgage on one or more of our or MB REIT's properties but also may require us or MB REIT to be directly or indirectly (through a guarantee) liable for the borrowings.  We and MB REIT may borrow at either fixed or variable interest rates and on terms that require us or MB REIT to repay the principal on a typical, level schedule or at one-time in “balloon” payments.  We also may establish a revolving line of credit for short-term cash management and bridge financing purposes.

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

As of June 30, 2006, we owned, on a consolidated basis, 56 properties consisting of 48 Retail Properties, five Office Properties, one Multi-Family Property and two Industrial Properties.  The following disclosure describes by business segment, the location and character of these properties.  Title to each property is held by a wholly-owned subsidiary of MB REIT, except in the case of each of the JV Properties.

Retail Segment

Retail Properties	Location	GLA Occupied	% Occupied as of 06/30/06	No. of Tenants as of 06/30/06	Mortgage Payable as of 06/30/06
24 Hour Fitness	Houston, TX	78,000	92%	4
24 Hour Fitness	Woodlands, TX	45,906	100%	1
6101 Richmond Ave.	Houston, TX	19,230	100%	1
Pinehurst Shopping Center	Humble, TX	26,322	66%	18
Paradise Shops of Largo	Largo, FL	53,241	97%	5	7,325
Saratoga Town Center	Corpus Christie, TX	60,282	98%	22
Willis Town Center	Willis, TX	12,740	73%	8
Woodforest Square	Houston, TX	26,866	67%	14
Windermere Village	Houston, TX	23,200	92%	12
Eldridge Town Center	Houston, TX	78,471	100%	30
NTB Eldridge	Houston, TX	6,290	100%	1
Blackhawk Town Center	Houston, TX	34,128	100%	12
Carver Creek	Dallas, TX	23,732	71%	2
Chili's - Hunting Bayou	Jacinto City, TX	5,476	100%	1
Joe's Crab Shack	Jacinto City, TX	7,282	100%	1
Cinemark Theaters	Jacinto City, TX	68,000	100%	1
Antoine Town Center	Houston, TX	36,230	92%	18
Ashford Plaza	Houston, TX	31,402	87%	18

Highland Plaza	Houston, TX	72,730	99%	22
West End Square	Houston, TX	30,103	82%	11
Winchester Town Center	Houston, TX	16,500	92%	9
Atascocita Shopping Center	Humble, TX	46,146	98%	7
Cypress Town Center	Houston, TX	47,870	86%	22
Friendswood Shopping Center	Friendswood, TX	64,803	91%	13
Cinemark Theaters	Webster, TX	80,000	100%	1
Stables at Town Center (Phase I & II)	Spring, TX	83,296	89%	31
Walgreens	Springfield, MO	14,560	100%	1
Tomball Town Center	Tomball, TX	51,113	83%	20
Bay Colony Town Center	League City, TX	177,047	93%	24
Triangle Center	Longview, WA	247,814	98%	36	23,600
Cinemark 12	Pearland, TX	38,910	100%	1
Hunting Bayou	Jacinto City, TX	111,980	84%	19
Lakewood Shopping Center	Margate, FL	149,077	100%	32	11,715
Monadnock Marketplace	Keene, NH	200,633	100%	12	26,785
Stop ‘N Shop	Hyde Park, NY	52,500	100%	1	8,100
Canfield Plaza	Canfield, OH	88,744	88%	10
Shakopee Center	Shakopee, MN	103,442	100%	2	8,800
Lincoln Mall	Lincoln, RI	429,646	98%	46
Stop ‘N Shop	Malden, MA	79,229	100%	1	12,753
Stop ‘N Shop	Swampscott, MA	65,268	100%	1	11,066
Stop ‘N Shop	Southington, CT	64,948	100%	1	11,145
Stop ‘N Shop	Framingham, MA	64,917	100%	1	9,269
Stop ‘N Shop	Bristol, RI	63,128	100%	1	8,368
Stop ‘N Shop	Cumberland, RI	85,799	100%	1	11,531
Giant Food	Sicklerville, NJ	68,323	100%	1	8,535
Bi-Lo	Greenville, SC	55,718	100%	1	4,286
Brooks Corner	San Antonio, TX	147,427	85%	19	14,276
Fabyan Randall Plaza	Batavia, IL	83,285	91%	11	13,405

Total Retail Properties		3,521,754	94%	527	190,959

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Friendswood Shopping Center, Lakewood Shopping Center, Bay Colony Town Center, Brooks Corner, Antoine Town Center, Lincoln Mall and Stables at Town Center (Phase I and II) includes an aggregate of 219,800 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied	% Occupied as of 06/30/06	No. of Tenants as of 06/30/06	Mortgage Payable as of 06/30/06
6234 Richmond Ave	Houston, TX	15,701	61%	3
11500 Market Street	Houston, TX	2,719	100%	1
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
Lakeview Technology Center I	Suffolk, VA	110,007	100%	2	14,470

Total Office Properties		1,971,751	99%	8	232,267

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied	% Occupied as of 06/30/06	No. of Tenants as of 06/30/06	Mortgage Payable as of 06/30/06
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process	Sugarland, TX	150,000	100%	1	8,201

Total Industrial/Distribution Properties		312,613	100%	2	13,961

Multi-Family Segment

MB REIT’s multi-family property consists of one apartment building located in Louisville, KY containing approximately 256 units.  As of June 30, 2006, 238 units were occupied and the mortgage payable on this property was approximately $10,725.

The following table lists the top ten tenants in all segments of our consolidated portfolio as of June 30, 2006 based on the amount of square footage they each occupy.

Tenant Name	Type	Square Footage	% of Total Portfolio Square Footage	Annualized Income	% of Total Portfolio Annualized Income
SBC	Office	1,690,214	28.18%	22,688	27.53%
Stop ‘N Shop	Retail	531,829	8.87%	8,912	15.56%
24 Hour Fitness	Retail	238,621	3.98%	3,587	7.25%
Cinemark	Retail	186,910	3.12%	2,344	2.84%
McKesson Distribution	Indus/Dist	162,613	2.71%	661	0.80%
Cellomics/Fisher Scientific	Office	153,110	2.55%	2,182	2.65%
Thermo Process Facility	Indus/Dist	150,000	2.50%	960	1.16%
U.S. Joint Forces	Office	110,007	1.83%	2,247	2.73%
HEB Grocery Store	Retail	95,000	1.58%	530	2.93%
Walgreens	Retail	87,670	1.46%	1,923	9.70%

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

Critical Accounting Policies and Estimates

General

The following disclosure pertains to critical accounting policies and estimates we believe are the most "critical" to our consolidated financial condition and results of operations.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our, the JV Properties and MB REIT's judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies.

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

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5 which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and included in the investment properties classification as an addition to buildings and improvements.

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

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

Income Taxes

We and MB REIT operate in a manner intended to enable both entities to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its "REIT taxable income" to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  If we or MB REIT fail to distribute the required amount of income to our shareholders, or fail to meet other REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.

Liquidity and Capital Resources

General

Our principal demands for funds have been for our investment in the JV Properties and MB REIT and to pay operating and offering expenses and make distributions to our stockholders. Generally, cash needs for items other than our investment in MB REIT and the JV Properties have been funded from the proceeds of our public offering of our shares of common stock, by interest and investment income, by Inland American’s share of operating income from MB REIT and the JV Properties, or by advances or contributions by our sponsor.

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

Leases typically require the tenants to bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances the leases provide that the tenant is responsible for roof and structural repairs.  Certain of MB REIT's and the JV Properties are subject to leases under which MB REIT and the JV Properties retain responsibility for certain costs and expenses associated with their respective properties.  MB REIT and the JV Properties anticipate that capital demands to meet obligations related to capital improvements with respect to their respective properties will be minimal for the foreseeable future and can be met with funds from operations and working capital.

Our business manager anticipates that the cash to be generated from our public offering, interest and investment income, distributions from the JV Properties and MB REIT’s property operations and our property operations will be adequate to pay our operating expenses and provide distributions to stockholders, and fund our capital contribution requirements to MB REIT.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of six months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate that any financial institution will be unable to perform.

Liquidity

Offering

As of June 30, 2006, subscriptions for a total of 59,609,732 shares had been received and accepted; resulting in gross proceeds of $596,112, adding the 499,046 shares sold pursuant to the DRP increases the gross proceeds to $600,854 as of June 30, 2006.

As of June 30, 2006, we had incurred $65,868 of offering and organization costs. Our business manager has agreed to pay all organization and offering expenses, excluding such selling expenses, in excess of 4.5% of the gross offering proceeds. As of June 30, 2006, these organization and offering costs did not exceed the 4.5% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering.

MB REIT Capital Contribution Requirements

We are required to invest $1,200,000 in MB REIT by December 31, 2006.  We expect to fund this obligation with proceeds from our public offering of shares and cash flows from all sources.  If we do not purchase the MB REIT common stock by the required date, MB REIT can require Inland Western to purchase series C preferred shares to fulfill this obligation.  As of June 30, 2006, we have purchased $200,002 of MB REIT common stock.

Mortgage Debt

As of June 30, 2006, on a consolidated basis, we had mortgage debt secured by twenty-two properties totaling approximately $447,912.  These debt obligations require monthly payments of interest only and bear interest at a range of 4.88% to 6.01% per annum.

We have an interest rate lock agreement with a lender to secure an interest rate on mortgage debt on properties we own or will purchase in the future.  The agreement locks the interest rate at 5.321% on $100,000 in principal.

Margins Payable

We have purchased a portion of our marketable securities through margin accounts.  As of June 30, 2006, we have recorded a payable of $59,030 for securities purchased on margin against a total securities portfolio of $128,283.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At June 30, 2006, the rates we were paying were in a range of between 5.59% and 5.84%

MB REIT Put/Call Agreement

Pursuant to the terms of a put/call agreement entered into with Minto Delaware that is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities.", we may be required to redeem Minto Delaware's interest in the MB REIT in the following manner:

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

On or after October 11, 2012, Minto Holdings has an option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware investment for a price equal to (A) if the shares of our common stock are not listed, on the earlier of (x) the date we purchase the Minto Delaware investment or (y) 150 days after written notice of a subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock held by Minto Delaware on the date written notice of the subsequent purchase right is given, payable in cash, or (B) if the shares of our common stock are listed, on the earlier of (x) the date we purchase the Minto Delaware equity or (y) 150 days after written notice of the subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, one hundred percent of Minto Delaware investment for a price equal to (A) if the shares of our common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock of MB REIT held by Minto Delaware or (B) if the shares of our common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

Stockholder Liquidity.

We provide the following programs to facilitate investment in our shares and to provide limited liquidity for stockholders.

The DRP allows stockholders to automatically reinvest cash distributions by purchasing additional shares from us at $9.50 per share without paying selling commissions or the marketing contribution and due diligence expense allowance.

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

As of June 30, 2006, no shares have been repurchased.

Capital Resources

The number of assets we will acquire depends, in part, upon the amount of the net proceeds of the offering and the availability and interest rate on mortgage debt.  Our business manager recently noted an increase in interest rates which may impact the return that we are able to generate on future assets.

Cash Flows From Operating Activities

Consolidated cash flows from operating activities were $18,767 for the six months ended June 30, 2006.

Inland American cash flows provided by operating activities were approximately $1,813 for the six months ended June 30, 2006 and were generated primarily from interest and dividends and our investment in MB REIT and the JV Properties.

The JV Properties and MB REIT's cash flows provided by operating activities were approximately $16,954 for the six months ended June 30, 2006 and are due primarily to revenues from property operations and interest income for the six months ended June 30, 2006.

Cash Flows From Investing Activities

Consolidated cash flows used in investing activities were $441,770 for the six months ended June 30, 2006.

Inland American cash flows used in investing activities were approximately $111,330 for the six months ended June 30, 2006 and were primarily used for the purchase of marketable securities.

The JV Properties and MB REIT's cash flows used in investing activities were approximately $330,440 for the six months ended June 30, 2006 and were primarily used for the acquisition of nineteen (19) properties during the six months ended June 30, 2006.

Cash Flows From Financing Activities

Consolidated cash flows from financing activities were $705,024 for the six months ended June 30, 2006.

Inland American cash flows provided by financing activities were approximately $484,784 for the six months ended June 30, 2006.  We generated proceeds from the sale of shares, net of offering costs paid, of approximately $450,205.  We generated approximately $44,933 by borrowing against our portfolio of marketable securities.  We paid approximately $7,357 in distributions to our common shareholders and repaid sponsor advances in the amount of $3,081.

The JV Properties and MB REIT's cash flows provided by financing activities were approximately $220,240 for the six months ended June 30, 2006.  The JV Properties and MB REIT generated approximately $209,235 from borrowings secured by mortgages on nineteen (19) properties and approximately $40,125 from the issuance of MB REIT  preferred shares during the six months ended June 30, 2006.  Also, MB REIT and the JV Properties paid approximately $4,758 for loan fees. MB REIT paid approximately $14,827 in distributions to its common and preferred shareholders during the six months ended June 30, 2006.

MB REIT can require Inland Western to purchase up to $300,000 of series C preferred stock if we do not purchase the required MB REIT stock by December 31, 2006.  The Series C Preferred Shares is not subject to any sinking fund or mandatory redemption.  MB REIT may redeem the Series C Preferred Shares at any time and must redeem them no later than December 31, 2006 in an amount equal to $1,276 per share plus an amount equal to any accrued and unpaid dividends (whether or not earned or authorized) to the date of payment.  Inland Western currently owns 206,899 series C shares totaling $264,003.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our, the JV Properties and MB REIT's real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we and MB REIT borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, our principal amounts and weighted average interest rates by year and expected maturity on mortgage debt to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	447,912

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	5.08%

The table below presents the consolidated entities obligations and commitments to make future payments under debt obligations, and lease agreements as of June 30, 2006.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$901,303	18,911	68,320	135,848	678,224

Ground Lease Payments	$12,737	150	307	311	11,969

MB REIT has closed on several properties which have earnout components, meaning that depending on the future performance of the property, MB REIT may be required to pay additional purchase price to the sellers. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, MB REIT will not have any further obligation. Based on pro forma leasing rates, MB REIT may pay as much as $23,774 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

MB REIT is currently considering acquiring three properties for an estimated aggregate purchase price of $346,800.  MB REIT’s decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

The JV Properties and MB REIT are obligated to pay our property manager, an entity owned principally by individuals who are affiliates of the business manager, a property management fee totaling 4.5% of gross operating income monthly generated by each property, for management and leasing services.  The JV Properties and MB REIT incurred and paid property management fees of $1,480 for six months ended June 30, 2006.

After our stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” we will pay our business manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  No fees have been incurred for the six months ended June 30, 2006.

As of June 30, 2006, we are required to purchase the remaining shares of MB REIT worth approximately $972,000 by December 31, 2006.  MB REIT is obligated to repurchase the Series C preferred shares by December 31, 2006 in the amount of $264,000.

If we fail to make the required contributions by December 31, 2006, we will be in breach under the documents governing our investment in the MB REIT entitling Minto Delaware to, among other things, seek damages from us for breach.  Depending on the type of remedies obtained by Minto Delaware if we breach the various investment documents, we may not be able to account for our investment in the MB REIT by consolidating it into our financial statements which could have a material adverse effect on our results of operations and financial condition.  Further, we may no longer be able to control the timing and amount of distributions from the MB REIT which could have a material adverse effect on our ability to pay distributions.  If we fail to make the required contributions, we may, among other things, be required to pay monetary damages to Minto Delaware, which could have a material-adverse effect on our results of operations, financial condition and ability to pay distributions.

General

The following discussion is based primarily on our consolidated financial statements for the six months ended June 30, 2006.  As of June 30, 2006, all of our property acquisitions, except for the JV Properties and related borrowings have been completed through MB REIT.

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
March 31, 2005	None	N/A	N/A
June 30, 2005	None	N/A	N/A
September 30, 2005	None	N/A	N/A
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060
June 30, 2006	13	1,455,154	$277,067

Total	56	5,942,981	$1,174,117

Rental Income, Tenant Recovery Income, and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  Total property revenues were $21,106 and $38,827 for the three and six months ended June 30, 2006.  The tables below present property revenues by segment.

The majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the JV Properties and MB REIT for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

For the three months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$17,208	$6,842	$9,506	$405	$455
Straight-line rents	803	404	378	21	-
Amortization of acquired above and below market leases, net	196	(9)	205	-	-
Total rental income	$18,207	$7,237	$10,089	$426	$455

Tenant recoveries	2,784	113	2,600	71	-
Other income	115	8	45	-	62
Total property revenues	$21,106	$7,358	$12,734	$497	$517

For the six months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$32,243	$13,661	$17,239	$714	$629
Straight-line rents	1,490	791	661	38	-
Amortization of acquired above and below market leases, net	289	(19)	308	-	-
Total rental income	$34,022	$14,433	$18,208	$752	$629

Tenant recoveries	4,658	154	4,430	74	-
Other income	147	8	75	-	64
Total property revenues	$38,827	$14,595	$22,713	$826	$693

Office segment property rental revenues are lower than the retail segment primarily due to less rentable gross square feet and a lower average rent per square foot. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition.  Tenant recoveries for the office segment are lower than the retail segment because a majority of the square feet of office properties have net leases and they are directly responsible for operating costs, real estate taxes and insurance.

Retail segment property rental revenues are greater than the office segment primarily due to more gross leasable square feet and a higher average rent per square foot. Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties which had above market leases in place at the time of acquisition  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be passed on to the tenants. Other income for the retail segment is higher than the other segments due to one property located in Florida that is required to collect a sales tax from their tenants which we record as other income and operating expense.

Industrial segment rental revenues are less than the office and retail segments because there are only two tenants with less total gross leasable square feet than the office and retail segments at a lower rent per square foot. The two tenants have net leases and they are directly responsible for operating costs but reimburse us for real estate taxes and insurance.

Multi-family segment property rental revenues and income are lower than the other segments because there is only one property owned in this segment as of June 30, 2006.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and property operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $4,295 and $7,122 for the three and six months ended June 30, 2006, respectively.

General and Administrative Expenses. General and administrative expenses consist of professional services, salaries and computerized information services costs reimbursed to affiliates of the business manager for maintaining our accounting and investor records, affiliates of the business manager common share purchase discounts, insurance, postage, board of directors fees and printer costs.  Our expenses were $1,262 and $2,516 for the three and six months ended June 30, 2006

Depreciation and Amortization.  Depreciation and amortization expense was $9,129 and $16,949 and is a result of depreciation on the properties purchased during the year and amortization expense resulting from the amortization of intangible assets for the three and  six months ended June 30, 2006.

The tables below present property operating expenses and real estate taxes, general and administrative expenses and depreciation and amortization by segment.

For the three months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family
Operating expenses and real estate taxes	4,295	464	3,545	93	193
Depreciation and amortization	9,129	3,457	4,936	222	514
Total expenses	$13,424	$3,921	$8,481	$315	$707

For the six months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family
Operating expenses and real estate taxes	7,122	857	5,924	112	229
Depreciation and amortization	16,949	6,911	8,965	401	672
Total expenses	$24,071	$7,768	$14,889	$513	$901

Office segment operating expenses are lower than the retail segment because a majority of office leases are net leases and are responsible for paying their own common area maintenance costs, real estate taxes and insurance.

Retail segment operating expenses are greater than the other segments because the retail tenant leases are not net leases and the owner is responsible for paying common area maintenance costs, real estate taxes and insurance. More capital was invested in retail segment properties than the other segments and therefore, depreciation and amortization expense was higher for the retail segment.

Industrial segment operating expenses are lower than the other segments because MB REIT only owns two properties as of June 30, 2006 and the tenants have net leases and they are directly responsible for operating costs.

Multi-family segment operating expenses are lower than the office and retail segments because MB REIT only owns one property as of June 30, 2006.

Office and industrial operating margins are better for these segments as compared to the other segments because of the amount of tenants in these segments that have net leases and pay all of their own expenses.

Interest and Dividend Income.  Interest income consists of interest earned on short term investments and distributions from investments in REIT shares.  Inland American's interest and dividend income was 4,038 and $5,346 for the three and six months ended June 30, 2006, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments. Interest and dividend income for MB REIT was $1,294 and $2,073 for the three and six months ended June 30, 2006, resulting primarily from interest earned on cash investments.

Interest Expense.  Mortgage interest expense was $4,599 and $8,183 for the three and six months ended June 30, 2006 and relates to the financing secured by 22 properties owned by MB REIT and the JV Properties.  Interest expense on margin accounts for marketable securities investments was $606 and $789 and other interest expense including preferred returns to distribute to investors in the JV Properties was $215 and $276 for the three and six months ended June 30, 2006.

Minority Interest

The minority interest represents the interests in MB REIT owned by third parties:

For the three months ended June 30, 2006.

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock (1)	$264,132	$(2,311)	$2,311	$264,132
Series B preferred stock (2)	125	(4)	4	125
Series C preferred stock (3)	264,003	(4,608)	4,608	264,003
Common stock (4)	26,228	(374)	(664)	25,190

	$554,488	$(7,297)	$6,259	$553,450

For the six months ended June 30, 2006.

	Capital		Income
	Contributions	Distributions	Allocation	Total

Series A preferred stock (1)	$264,132	$(4,622)	$4,622	$264,132
Series B preferred stock (2)	125	(8)	8	125
Series C preferred stock (3)	264,003	(9,151)	9,151	264,003
Common stock (4)	27,585	(1,046)	(1,349)	25,190

	$555,845	$(14,827)	$12,432	$553,450

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western Retail Real Estate Trust, Inc.

(4)

owned by Minto Delaware, Inc.

Allocations of profit and loss are made first to series A, B, and C preferred shareholders to equal their distributions and then to the common shareholders in accordance with their ownership interest.  The income allocation for the common shareholders for the three and six months ended June 30, 2006 was based on the average ownership percentages of the shareholders during the period of 85% and 80% for Inland American and 15% and 20% for MD, respectively.  As of June 30, 2006, Inland American and MD's effective ownership interest of the common stock was 87% and 13%, respectively.

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

The value of the put/call arrangements was a liability of $237 as of December 31, 2005 and an asset with a value of $378 as of June 30, 2006.  Other income of $197 and $615 was recognized for the three and six months ended June 30, 2006. The value of the put/call arrangements increased from December 31, 2005 to June 30, 2006 due the timing of the arrangements being six months less and due to an increase in interest rates in the economic environment causing an increase in the risk free rate used to value the arrangements. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

The following table shows selected financial data relating to the historical financial condition and results of operations of Inland American, the JV Properties and MB REIT, our controlled and consolidated subsidiaries as of June 30, 2006.

		As of
		June 30, 2006
Total assets:
Inland American		$605,102
MB REIT and the JV Properties		$1,069,941
Total		$1,675,043

Mortgages and margins payable
Inland American		$59,030
MB REIT and the JV Properties		$447,462
Total		$506,942

	For the three months ended	For the six months ended
	June 30, 2006	June 30, 2006

Total income
Inland American	$-	$-
MB REIT and the JV Properties	$21,106	$38,827
Total	$21,106	$38,827

Total interest and dividend income
Inland American	$4,038	$5,346
MB REIT and the JV Properties	$1,294	$2,073
Total	$5,332	$7,419

Net loss applicable to common shareholders (a)	$(991)	$(2,446)

Net loss per common share, basic and diluted (a)(b)	$(.02)	$(.07)

Distributions declared to common shareholders (a)	$6,907	$9,821

Distributions per weighted average common share (a)(b)	$.15	$.30

Funds From Operations (a)(b)(c)	$6,680	$11,093

Cash flows provided by operating activities
Inland American	$1,130	$1,813
MB REIT and the JV Properties	$10,574	$16,954
Total	$11,704	$18,767

Cash flows used in investing activities
Inland American	$75,013	$111,330
MB REIT and the JV Properties	$207,271	$330,440
Total	$282,284	$441,770

Cash flows provided by financing activities
Inland American	$277,942	$484,784
MB REIT and the JV Properties	$101,682	$220,240
Total	$379,624	$705,024

Weighted average number of common shares outstanding, basic and diluted	45,930,663	32,781,021

(a)

Represents consolidated numbers

(b)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the three and six months ended June 30, 2006.  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred for the three and  six months ended June 30, 2006, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.  The distributions per common share are based upon the weighted average number of common shares outstanding for the three and six month period ended June 30, 2006.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our "REIT taxable income". REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

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

		For the three months ended	For the six months ended
		June 30, 2006	June 30, 2006
	Net (Loss) applicable to common shares	$(991)	(2,446)
Add:	Depreciation and amortization related to investment properties	9,129	16,949
Less:	Minority interests' share of the above adjustment	1,458	3,410

	Funds from operations	$6,680	11,093

Subsequent Events

We paid distributions to our stockholders of $0.05 per share totaling $2,779 in July 2006.

We issued 12,345,106 shares of common stock from July 1, 2006 through August 4, 2006, resulting in a total of 72,453,884 shares of common stock outstanding. As of August 4, 2006, subscriptions for a total of 71,769,094 shares were received and accepted resulting in total gross offering proceeds of $717,691 and an additional 684,790 shares were issued pursuant to the DRP for $6,506 of additional gross proceeds.

In July 2006, MB REIT paid distributions to Inland Western as the holder of the series C preferred stock of $1,570 and paid distributions of $750 to its common stockholders.

MB REIT has acquired the following properties during the period July 1, 2006 through August 4, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

7/11/2006	The Market at Hilliard	2003	19,297	107,544	Michaels Bed Bath & Beyond Office Max Old Navy

7/21/2006	Eldridge Lakes Town Center	2004	16,634	54,980	Walgreens Dollar Hut Pizza Factory

7/21/2006	Spring Town Center	2004	16,969	40,571	Walgreens Bank of America

7/21/2006	CyFair Town Center	2003	15,986	51,592	LaMaria Mexican Restaurant

7/25/2006	Dulles Executive Office Plaza	2000	123,957	379,596	Lockheed Martin Cisco Systems

MB REIT is obligated under earnout agreements to pay additional funds to certain sellers once space, vacant at the time MB REIT acquired the property becomes occupied and the tenants begin paying rent.  During the period from July 1, 2006 through August 4, 2006, MB REIT funded earnouts totaling $421 at one (1) of its existing properties.

The mortgage debt financings obtained by MB REIT during the period from July 1, 2006 through August 4, 2006, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

7/21/2006	CyFair Town Center (1)	4.83%	12/2014	5,673

7/21/2006	Eldridge Lakes Town Center (1)	4.88%	12/2014	7,504

7/21/2006	Spring Town Center (1)	4.87%	01/2015	7,629

(1)  Loan assumed at time of acquisition.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of June 30, 2006 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

While this hedging strategy described above would have the effect of smoothing out interest rate fluctuations, the results might reduce the overall returns on the investment.

We monitor interest rate risk using a variety of techniques. The table below presents mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	447,912

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	-	5.08%

There is no variable rate mortgage debt as of June 30, 2006.

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

Based on management's evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2006, we have sold the following securities in our offering for the following aggregate offering prices:

•	59,609,732	shares on a best efforts basis for $596,112; and
•	499,046	shares pursuant to the DRP for $4,742

As of June 30, 2006, we had sold 60,088,778 shares resulting in gross proceeds of $600,654, excluding the 20,000 shares purchased by our sponsor for $200 preceding the commencement of our offering.

Since October 4, 2004 (inception) through June 30, 2006, we have incurred the following expenses in connection with the offering and sale of our shares:

Type of Expense	Amount
Selling commissions	$41,977
Marketing contributions	14,982
Other expenses to affiliates of the business manager	573
Other expenses	8,336

Total expenses	$65,868

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are $535,994.

We have used the net offering proceeds as follows as of June 30, 2006:

Use of Proceeds	Amount
Investment in MB REIT	$200,001
Working capital	21,092
Investment in marketable securities	66,507
Temporary investments	248,394
Total uses	$535,994

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

On April 21, 2006, the Company granted to each of its independent directors options to purchase 500 shares of its common stock under the Company's Independent Director Stock Option Plan.  The options have an exercise price of $8.95 per share and will become fully exercisable on the second anniversary of the date on which the options were granted.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matter to a Vote of Security Holders

Our board of directors held the annual meeting of the stockholders on April 21, 2006.

(1)

Our stockholders elected to the board all seven director nominees with the following votes:

Nominee	For	Withheld

J. Michael Borden (Independent Director)	12,076,922	323,950
Brenda G. Gujral (Director)	12,095,680	305,192
David Mahon (Independent Director)	12,090,952	309,920
Thomas F. Meagher (Independent Director)	12,071,792	329,080
Robert D. Parks (Director)	12,090,252	310,620
Paula Saban (Independent Director)	12,087,248	313,624
William J. Wierzbicki (Independent Director)	12,087,729	313,143

(2)

Our stockholders ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2006  Stockholders holding 11,942,208 shares voted in favor of the proposal, stockholders holding 101,785 shares voted against the proposal and stockholders holding 356,879 shares abstained from voting on this proposal.

(3)

Our stockholders voted to amend Article XV of our Third Articles of Amendment and Restatement in order to include our business manager in the indemnification and standard of care provisions set forth therein.  Stockholders holding 11,681,642 shares voted in favor of the proposal, stockholders holding 138,338 shares voted against the proposal and stockholders holding 580,892 shares abstained from voting on this proposal.

(4)

Our stockholders voted to amend Article XIV of our Third Articles of Amendment and Restatement; under the amendment, our board will not have the ability to approve, without stockholder approval, a potential merger of consolidation in which we will issue common stock pursuant to a plan of merger.  Stockholders holding 11,668,250 shares voted in favor of the proposal, stockholders holding 151,832 shares voted against the proposal and stockholders holding 580,790 shares abstained from voting on this proposal.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference

EXHIBIT NO.		DESCRIPTION

3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Form 10-Q for the period ended March 31, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006 (file number 000-51609))

3.2.

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006 (file number 333-122743))

10.63

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.76

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.77

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.78

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.79

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.80

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.81

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.82

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.83

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.84

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.85

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.86

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.87

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.88

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.89

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.90

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.91

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.92

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.93

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.94

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.95

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.96

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.97

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.98

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.99

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.100

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.101

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.102

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.103

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.104

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.105

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.106

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.107

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.108

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.109

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.110

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.111

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.112

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.113

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.114

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.115

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Affiliated Director
Date:	August 9, 2006

/s/ Lori J. Foust
By:	Lori J. Foust
Treasurer (principal financial and accounting officer)
Date:	August 9, 2006

Exhibit Index

The following exhibits are filed as part of this document or incorporated herein by reference

EXHIBIT NO.		DESCRIPTION

3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Form 10-Q for the period ended March 31, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006 (file number 000-51609))

3.2.

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006 (file number 333-122743))

10.63

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.76

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.77

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.78

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.79

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.80

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.81

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.82

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.83

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.84

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.85

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.86

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.87

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.88

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.89

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.90

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.91

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.92

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.93

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.94

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.95

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.96

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.97

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.98

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.99

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.100

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.101

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.102

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.103

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.104

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.105

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.106

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.107

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.108

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.109

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.110

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.111

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.112

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.113

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.114

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.115

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

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