Form 10-Q
period 2006-09-30
Inland American Real Estate Trust, Inc.
filed 2006-11-07
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐    No  X

As of October 27, 2006, there were 108,151,319 shares of common stock outstanding.

-i-

PART I - Financial Information

Item 1.  Financial Statements

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Investment properties:
Land	$239,541	$101,144
Building and other improvements	1,345,458	609,362

	1,584,999	710,506
Less accumulated depreciation	(25,900)	(2,751)

Net investment properties	1,559,099	707,755

Cash and cash equivalents (including cash held by management company of $2,154 and $7,329 as of September 30, 2006 and December 31, 2005, respectively)	355,909	37,129
Restricted cash	29,195	8,626
Restricted escrows	28,945	30,708
Investments in marketable securities	148,933	28,614
Accounts and rents receivable	9,321	1,100
Note receivable (Note 4)	41,477	-
Due from related parties (Note 3)	-	451
Acquired in-place lease intangibles (net of accumulated amortization of $7,976 and $698 as of September 30, 2006 and December 31, 2005, respectively)	146,601	45,621
Acquired above market lease intangibles (net of accumulated amortization of $229 and $9 as of September 30, 2006 and December 31, 2005, respectively)	5,984	244
Loan fees and loan fee deposits (net of accumulated amortization of $341 and $9 as of September 30, 2006 and December 31, 2005, respectively)	15,713	3,535
Other assets	12,012	2,068

Total assets	$2,353,189	$865,851

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders’ Equity

	September 30, 2006	December 31, 2005
Liabilities:	(unaudited)	(audited)
Mortgages and margins payable (Note 8)	$835,411	$227,654
Accounts payable	1,802	1,381
Accrued offering costs to related parties	1,657	292
Accrued offering costs to non-related parties	451	321
Accrued interest payable	911	862
Tenant improvement payable	3,985	789
Accrued real estate taxes	8,226	1,601
Distributions payable	4,464	315
Security deposits	1,376	669
Prepaid rental and recovery income and other liabilities	13,377	5,639
Advances from sponsor	-	3,081
Acquired below market lease intangibles (net of accumulated amortization of $868 and $34 as of September 30, 2006 and December 31, 2005, respectively)	17,043	3,059
Restricted cash liability	29,195	8,626
Other financings (Note 1)	47,762	-
Due to related parties (Note 3)	1,939	10,756
Deferred income tax liability (Note 10)	1,558	-

Total liabilities	969,157	265,045

Minority interest	552,902	515,721

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 94,836,131 and 9,873,834 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	95	10
Additional paid in capital (net of offering costs of $101,681 and $13,147 as of September 30, 2006 and December 31, 2005, of which $90,294 and $7,663 was paid or accrued to affiliates as of September 30, 2006 and December 31, 2005, respectively)	847,033	86,410
Accumulated distributions in excess of net loss	(24,764)	(1,835)
Accumulated other comprehensive income	8,766	500

Total stockholders’ equity	831,130	85,085

Commitments and contingencies (Note 13)

Total liabilities and stockholders’ equity	$2,353,189	865,851

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$28,047	$-	$62,069	$-
Tenant recovery income	6,382	-	11,040	-
Other property income	698	-	845	-

Total income	35,127	-	73,954	-

Expenses:
General and administrative expenses to related parties	811	-	1,977	-
General and administrative expenses to non-related parties	485	48	1,835	115
Property operating expenses to related parties	1,466	-	2,946	-
Property operating expenses to non-related parties	4,833	-	7,521	-
Real estate taxes	3,319	-	6,273	-
Depreciation and amortization	13,546	-	30,495	-
Business manager management fee	1,200	-	1,200	-

Total expenses	25,660	(48)	52,247	115

Operating income (loss)	$9,467	$(48)	$21,707	$(115)

Interest and dividend income	6,635	-	14,054	-
Other income (expense) (Note 9)	(388)	-	227	-
Interest expense	(9,566)	-	(18,814)	-
Realized gain on securities	1,351	-	1,973	-

Income (loss) before income taxes and minority interest	$7,499	$(48)	$19,147	$(115)

Income tax benefit (expense ) (Note 10)	104	-	(1,558)	-
Minority interest (Note 9)	(6,687)	-	(19,119)	-

Net income (loss) applicable to common shares	$916	$(48)	$(1,530)	$(115)

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized gain on investment securities	8,507	-	8,266	-

Comprehensive income (loss)	$9,423	$(48)	$6,736	$(115)

Net income (loss) available to common stockholders per common share, basic and diluted	$.01	$(2.39)	$(.03)	$(5.78)
Weighted average number of common shares outstanding, basic and diluted	76,848,460	20,000	47,631,587	20,000

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders’ Equity

For the nine month period ended September 30, 2006

(Dollar amounts in thousands)

 (unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	9,873,834	10	86,410	(1,835)	500	85,085

Net loss	-	-	-	(1,530)	-	(1,530)
Unrealized gain on investment securities	-	-	-	-	8,266	8,266

Distributions declared	-	-	-	(21,399)	-	(21,399)
Proceeds from offering	83,809,663	84	838,062	-	-	838,146
Offering costs	-	-	(88,534)	-	-	(88,534)
Proceeds from distribution reinvestment program	1,152,634	1	10,950	-	-	10,951
Issuance of stock options and discounts on shares issued to affiliates	-	-	145	-	-	145

Balance at September 30, 2006	94,836,131	95	847,033	(24,764)	8,766	831,130

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Cash flows from operations:
Net loss available to common shareholders	$(1,530)	$(115)
Adjustments to reconcile net loss available to common shareholders to net cash provided by (used in) operating activities:
Depreciation	23,149	-
Amortization	7,282	-
Amortization of loan fees	332	-
Amortization on acquired above market leases	220	-
Amortization on acquired below market leases	(834)	-
Amortization of mortgage discount	50	-
Straight-line rental income	(2,770)	-
Straight-line lease expense	49	-
Other income	(38)	-
Other expense	71
Minority interests	19,119	-
Discount on shares issued to related parties	145	-
Realized gain on sale of marketable securities	(1,973)	-
Changes in assets and liabilities:
Accounts and rents receivable	(5,451)	-
Accounts payable	421	35
Accrued real estate taxes	6,025	-
Accrued interest payable	47	-
Prepaid rental and recovery income	(1,351)	-
Other liabilities	287	-
Deferred income tax liability	1,558	-
Security deposits	12	-
Other assets	26	-

Net cash flows provided by (used in) operating activities	44,846	(80)

Cash flows from investing activities:
Purchase of investment securities	(126,676)	-
Sale of investment securities	16,596	-
Restricted escrows	1,763	-
Rental income under master leases	157	-
Acquired in-place lease intangibles	(108,262)	-
Tenant improvement payable	(1,340)	-
Purchase of investment properties, net	(574,799)	-
Acquired above market leases	(5,961)	-
Acquired below market leases	14,818	-
Funding of note receivable	(41,477)
Other assets	(5,946)	(124)
Net cash flows used in investing activities	(831,127)	(124)

The accompanying notes are an integral part of the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

(continued)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
Cash flows from financing activities:
Proceeds from offering	838,146	-
Proceeds from the dividend reinvestment program	10,951	-
Payment of offering costs	(87,038)	-
Proceeds from mortgage debt and notes payable	319,395	-
Principal payments of mortgage debt	(371)	-
Proceeds from margin securities debt	47,122	-
Payment of loan fees and deposits	(12,510)	-
Distributions paid	(17,254)	-
Distributions paid - MB REIT preferred series A, B and C	(24,167)	-
Due from related parties	451	-
Due to related parties	(6,708)	-
Proceeds of issuance of preferred shares and common shares - MB REIT	40,125	-
Sponsor advances	(3,081)	-

Net cash flows provided by financing activities	1,105,061	-

Net increase in cash and cash equivalents	318,780	17
Cash and cash equivalents, at beginning of period	37,129	200

Cash and cash equivalents, at end of period	$355,909	$217

Supplemental disclosure of cash flow information:

Purchase of investment properties	(875,702)	-
Tenant improvement liabilities assumed at acquisition	4,536	-
Real estate tax liabilities assumed at acquisition	600	-
Security deposit liabilities assumed at acquisition	695	-
Assumption of mortgage debt at acquisition	245,375	-
Mortgage discount recorded at acquisition	(2,937)	-
Asset retirement obligation liability recorded at acquisition	8,919	-
Assumption of lender held escrows at acquisition	(4,047)	-
Other financings	47,762	-

	(574,799)	-

Cash paid for interest	$18,165	$-

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,464	$-

Accrued offering costs payable	$2,108	$224

Write-off of in-place lease intangibles	$62	$-
Write-off of building and other improvements	$180	$-

The accompanying notes are an integral part of the consolidated financial statements.

 Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

September 30, 2006

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

The Company has ownership interests of 67% to 75% in LLC's which own nine shopping centers.  These entities are considered VIE's as defined in FIN 46(R) and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain a put/call provision which grants the right to the outside owners and the Company to require the LLC's to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in the LLC agreement and are accounted for in accordance with EITF  00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Since the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLC's are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on the liability in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  The Company has the direct ability to make major decisions for MB REIT and therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.  (See Note 9)

A put/call agreement that was entered into by us and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain redemption rights.  The agreement is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150") and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (“Statement 133”).  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge.

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

In accordance with SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of September 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

The application of the SFAS Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the nine months ended September 30, 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $220 was applied as a reduction to rental income for the nine months ended September 30, 2006.  Amortization pertaining to the below market lease costs of $834 was applied as an increase to rental income for the nine months ended September 30, 2006.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $7,278 for the nine months ended September 30, 2006.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2006.

Amortization of:	2006 (1)	2007	2008	2009	2010	Thereafter

Acquired above
market lease costs	$(315)	(1,261)	(977)	(769)	(740)	(1,922)

Acquired below
market lease costs	574	2,273	2,188	2,020	1,774	8,214

Net rental income
Increase	$259	1,012	1,211	1,251	1,034	6,292

Acquired in-place lease
Intangibles	$5,213	19,543	18,921	18,474	18,284	66,166

(1)

For the three month period from October 1, 2006 through December 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, SBC, accounted for 28% of consolidated rental revenues for the nine months ended September 30, 2006.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The estimated fair value of the Company's mortgage debt is $754,845 as of September 30, 2006. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

The application of Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143” resulted in the recognition upon acquisition of additional real estate assets and liabilities of $8,919, which is recorded in building and other improvements and prepaid rental and recovery income and other liabilities on the balance sheet.  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  For the three and nine months ended September 30, 2006, the Company recognized $71 of expense related to the accretion of the asset retirement obligation which is recorded in property operating expenses to non-related parties.

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

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

In September 2006, the SEC's staff issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  We do not believe that implementing the guidance in this Bulletin will have a material effect on our 2006 annual financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We do not believe that implementing the guidance in this Interpretation will have a material effect on our 2006 annual financial statements.

(3)  Transactions with Related Parties

As of September 30, 2006 and December 31, 2005, the Company had incurred $101,681 and $13,147 of Offering costs, respectively, of which $90,294 and $7,663 was paid or accrued to related parties. In accordance with the terms of the Offering, the Business Manager has guaranteed payment of all offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of September 30, 2006 and December 31, 2005, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Business Manager.

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the Offering.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offering.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $32,764 and $80,736 for the three and nine months ended September 30, 2006, respectively, of which $1,657 was unpaid as of September 30, 2006.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the three and nine months ended September 30, 2006, the Company incurred $1,355 and $2,940 of these costs, respectively, of which $418 remained unpaid as of September 30, 2006.

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in property operating expenses to related parties.  The agreement allows for annual fees totaling .03% of the first billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  For the three and nine months ended September 30, 2006, these fees totaled $18 and $30, respectively.  None remained unpaid as of September 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

The Company pays a related party of the Business Manager a fee equal to .2% of the principal amount of each loan placed for the Company.  Such amounts are capitalized as loan fees and amortized over the respective loan term.  For the three and nine months ended September 30, 2006, the Company paid loan fees totaling $685 and $1,186, respectively, to this related party.  None remained unpaid as of September 30, 2006.

After the Company's stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” the Company will pay its Business Manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also reimburses the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse the Company for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: two percent (2.0%) of the average invested assets for that fiscal year; or twenty-five percent (25.0%) of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  The Company incurred fees of $1,200 for the three months ended September 30, 2006, all of which remained unpaid as of September 30, 2006.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $1,200, for the nine months ended September 30, 2006.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees totaling 4.5% of gross income, for management and leasing services.  The Company incurred and paid property management fees of $1,466 and $2,946, respectively, and has been recorded in property operating expenses to related parties for the three and nine months ended September 30, 2006.  None remained unpaid as of September 30, 2006.

The Company has entered into a fee arrangement with Inland Western Retail Real Estate Trust, Inc., ("Inland Western") whereby Inland Western is paid for guarantying customary non-recourse carve out provisions of the Company’s financings until such time as the Company reaches a net worth of $300,000 and the lender releases the guaranty.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company incurred fees totaling $44 and $134, respectively, for the three and nine months ended September 30, 2006.  All fees had been paid to Inland Western as of September 30, 2006.  On September 30, 2006, five of the six remaining guarantees were released by the lenders.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

Inland Western has invested $264,003 and $224,003 in MB REIT in series C preferred shares as of September 30, 2006 and December 31, 2005, respectively.

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 49,608 and 160,416 shares to related parties and recognized an expense related to these discounts of $37 and $141, respectively, for the three and nine months ended September 30, 2006.

The Company retains a related party of the Business Manager to manage the Company's portfolio of marketable securities.  The Company incurred fees to this entity totaling $257 and $565, respectively, during the three and nine months ended September 30, 2006, of which $87 was unpaid as of September 30, 2006.

As of September 30, 2006 the Company was repaid funds from related parties in the amount of $451 which was due from related parties for costs paid by the Company on their behalf.

The Company entered into an agreement with a limited liability company formed as an insurance association captive, which is wholly owned by three other related parties, Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. and serviced by a related party, Inland Risk and Insurance Management Services Inc.  The Company became a member of the limited liability company (L.L.C.) on October 1, 2006.  The L.L.C. was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the L.L.C. to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  The L.L.C. will be capitalized with $750 in cash, of which the Company's initial contribution will be $188.

(4)  Note receivable

The note receivable balance of $41,477 as of September 30, 2006 consisted of one installment note from Fourth Quarter Properties 124, LLC that matures on December 31, 2006 with an optional extension term of three months.  The note is secured by a first mortgage on the 9.68 acres located in Orange County, Florida.    Interest only is due in advance on the first of each month at a rate of 9.25% per annum.  Upon closing, an interest reserve escrow totaling three months of interest payments was established for the note.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

(5)  Investment Securities

Investment in securities of $148,933 and $28,614 at September 30, 2006 and December 31, 2005, respectively, consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on September 30, 2006 and December 31, 2005, the Company has accumulated other comprehensive income of $8,766 and $500, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three and nine months ended September 30, 2006 the Company realized a gain of $1,351 and $1,973, respectively, on the sale of shares. Dividend income is recognized when earned. During the three and nine months ended September 30, 2006, dividend income of $2,392 and $4,933, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of September 30, 2006, and December 31, 2005, the Company has recorded a payable of $61,219 and $14,097, respectively, for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At September 30, 2006, these rates were equal to a range between 5.58% and 5.83%. Interest expense in the amount of $877 and $1,666 is recognized in interest expense on the Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the three and nine months ended September 30, 2006, the Company issued 0 and 17,500 options to its independent directors, respectively.  As of September 30, 2006 there were a total of 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $.44 on the date of the grant using the Black Scholes option-pricing model.   During the three and nine months ended September 30, 2006, the Company recorded $1 and $4, respectively, of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received for the three and nine months ended September 30, 2006 was $118 and $157, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2006	$88,168	*
2007	120,344
2008	116,922
2009	113,422
2010	107,233
Thereafter	696,108
Total	$1,242,197

*  For the twelve month period from January 1, 2006 through December 31, 2006, taking into account the date of acquisition of the properties acquired as of September 30, 2006.

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  For the three and nine months ended September 30, 2006, ground lease rent was $54 and $161, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2006	$150	*
2007	153
2008	154
2009	155
2010	156
Thereafter	11,969
Total	$12,737

*  For the twelve month period from January 1, 2006 through December 31, 2006, taking into account the date of acquisition of the properties acquired as of September 30, 2006.

(8) Mortgages and Margins Payable

Mortgage loans outstanding as of September 30, 2006, and December 31, 2005, were $777,956 and $213,557, respectively, and had a weighted average interest rate of 5.13% and 4.99%, respectively.  All of the loans have fixed interest rates ranging from 4.83% to 6.01%.  Properties with a net carrying value of $1,231,723 and $342,821 at September 30, 2006, and December 31, 2005, respectively, and related tenant leases are pledged as collateral. As of September 30, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of September 30, 2006, the Company was in compliance with such covenants.

	2006	2007	2008	2009	2010	Thereafter

Maturing debt:
Fixed rate debt	-	-	-	-	161,000	616,956

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $3,764, net of accumulated amortization, is outstanding as of September 30, 2006.

The Company has purchased a portion of its investment securities through margin accounts.  As of September 30, 2006, and December 31, 2005, the Company has recorded a payable of $61,219 and $14,097, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At September 30, 2006, these rates were equal to a range between 5.58% and 5.83%.

(9)  Minority Interest

As a holder of common stock of MB REIT, the Company is entitled to receive distributions, paid on a monthly basis (or otherwise as declared by the Board of Directors or a committee of the Board of Directors authorized to declare dividends) from available cash, after dividends have been paid on any outstanding preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A preferred stock.  The series B preferred stock entitles the holder to an annual dividend of 12.5% on the face amount of the series B stock, payable semi-annually.  The series C preferred stock entitles the holder to receive dividends, payable monthly, equal to 7% of the face amount of the series C preferred stock.  As of September 30, 2006 and October 27, 2006, the Company has purchased common shares in MB REIT for a total investment of $450,000 and $550,000, respectively.

MB REIT's articles of incorporation do not permit, at any time, the ratio of the outstanding principal amounts of borrowings plus the outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by our board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the undepreciated real estate assets (excluding cash) of MB REIT and its subsidiaries and total borrowings include the series A preferred stock. The debt covenant ratio is performed at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred shareholders agreed to exclude the series A preferred shares from the total of MB REIT's outstanding borrowings and to include MB REIT's cash and the Company’s cash (including marketable securities) to the extent not committed and available for investment in common stock in MB REIT as part of its total assets for purposes of calculating compliance with the debt covenant ratio.  As of September 30, 2006, the debt ratio was 34% based on the exclusion of the series A preferred shares from the total of MB REIT's outstanding borrowings and including MB REIT's cash as part of its total assets.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

Pursuant to the terms of a put/call agreement entered into with MD, the Company may be required to redeem MD's interest in the MB REIT.  Under SFAS 150 and SFAS 133 the put/call arrangements are considered free standing derivative instruments.  The assets or liabilities under these puts and calls are marked to market every quarter with changes in the value recorded in other expense in the consolidated statements of operations.  The value of the put/call arrangements was a liability of ($23) and ($237) as of September 30, 2006 and December 31, 2005, respectively, included in prepaid rental and recovery income and other liabilities, resulting in unrealized gains (losses) on derivative instruments of ($401) and $214, respectively, included in other income for the three and nine months ended September 30, 2006.

The following tables present condensed financial information for MB REIT as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006.

	September 30, 2006	December 31, 2005
Assets
Real estate, net	$1,421,982	707,579
Cash and cash equivalents	100,899	10,805
Other assets	218,566	81,203

Total assets	$1,741,447	799,587

Liability and stockholders' equity:
Mortgage notes payable	689,139	213,557
Other liabilities	65,102	23,672
Stockholders' equity	987,206	562,358

Total liabilities and stockholders' equity	$1,741,447	799,587

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Total income	$33,525	73,280
Other expenses	(10,752)	(20,011)
Interest expense	(6,864)	(14,518)
Depreciation and amortization	(12,515)	(28,926)

Net income	$3,394	9,825

The minority interest represents outside interests in MB REIT and is comprised of:

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

For the three months ended September 30, 2006.

	Beginning
	Capital		Income
	Balance	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$(2,311)	$2,311	$264,132
Series B preferred stock (2)	125	(4)	4	125
Series C preferred stock (3)	264,003	(4,658)	4,658	264,003
Common stock (1)	25,190	(262)	(286)	24,642

	$553,450	$(7,235)	$6,687	$552,902

For the nine months ended September 30, 2006.

	Beginning
	Capital		Income
	Balance	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$(6,933)	$6,933	$264,132
Series B preferred stock(2)	125	(12)	12	125
Series C preferred stock(3)	264,003	(13,809)	13,809	264,003
Common stock (1)	27,585	(1,308)	(1,635)	24,642

	$555,845	$(22,062)	$19,119	$552,902

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western Retail Real Estate Trust, Inc.

(4)

income allocation not indicative of income tax allocation.

Allocations of profit and loss are made first to series A, B, and C preferred shareholders to equal their distributions and then to the common shareholders in accordance with their ownership interest.  The income allocation for the common shareholders for the three and nine months ended September 30, 2006 was based on the monthly average ownership percentages of the shareholders during the period.  As of September 30, 2006, Inland American and MD's effective ownership interest of the common stock was 94% and 6%, respectively.

(10) Income Taxes

In the second quarter of 2006, the state of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax.  As such, the Company has recorded a net deferred tax liability and deferred income tax (benefit) expense related to temporary differences of ($104) and $1,558 for the three and nine months ended September 30, 2006, respectively

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

The temporary differences that give rise to the net deferred tax liability at September 30, 2006 consist of the following:

Gain on sales of real estate
(1031 tax free exchange for tax)	$1,588
Depreciation	(38)
Straight-line rents	17
Others	(9)

Total cumulative temporary differences	$$1,558

The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

 (11)  Segment Reporting

The Company has four business segments: Office, Retail, Industrial and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense, or interest and other investment income from corporate investments.  The following table summarizes net property operations income by segment for the three and nine months ended September 30, 2006.

For the three months ended September 30, 2006

	Total	Office	Retail	Industrial	Multi-Family
Property rentals	$26,442	$10,956	$14,610	$406	$470
Straight-line rents	1,280	680	579	21	-
Amortization of acquired above and below market leases, net	325	(84)	409	-	-
Total rentals	$28,047	$11,552	$15,598	$427	$470

Tenant recoveries	6,382	2,232	4,113	37	-
Other income	698	300	347	-	51
Total revenues	$35,127	$14,084	$20,058	$464	$521

Operating expenses	$9,618	$3,768	$5,511	$61	278

Total expenses	$9,618	$3,768	$5,511	$61	278

Net property operations	$25,509	$10,316	$14,547	$403	243

Depreciation and amortization	$(13,546)
Business manager management fee	$(1,200)
General and administrative	$(1,296)
Interest and other investment income	$7,986
Interest expense	$(9,566)
Income tax expense	$104
Other income	$(388)
Minority interest	$(6,687)

Net income	$916

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

For the nine months ended September 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$58,686	$24,618	$31,848	$1,119	$1,101
Straight-line rents	2,770	1,470	1,240	60	-
Amortization of acquired above and below market leases, net	613	(104)	717	-	-
Total rentals	$62,069	$25,984	$33,805	$1,179	$1,101

Tenant recoveries	11,040	2,386	8,543	111	-
Other income	845	308	423	-	114
Total revenues	$73,954	$28,678	$42,771	$1,290	$1,215

Operating expenses	$16,740	$4,625	$11,436	$172	$507

Total expenses	$16,740	$4,625	$11,436	$172	$507

Net property operations	$57,214	$24,053	$31,335	$1,118	$708

Depreciation and amortization	$(30,495)
Business manager management fee	$(1,200)
General and administrative	$(3,812)
Interest and other investment income	$16,027
Interest expense	$(18,814)
Income tax expense	$(1,558)
Other income	$227
Minority interest	$(19,119)

Net loss	$(1,530)

Balance Sheet Data:
Real estate assets, net	$1,711,684	$794,095	$876,187	$23,057	$18,345
Non-segmented assets	641,505

Total assets	$2,353,189

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, SBC, which individually accounted for 28% of the Company's consolidated rental revenues for the nine months ended September 30, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

(12)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the three months ended September 30, 2006 and the net loss incurred for the nine months ended September 30, 2006 and the three and nine months ended 2005, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive or immaterial.

The basic and diluted weighted average number of common shares outstanding was 76,848,460 and 47,631,587 for the three and nine months ended September 30, 2006.

(13)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $30,872 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of September 30, 2006, the Company has approximately $8,500 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.321% to 5.948% on approximately $565,000 in principal.

Inland American was required to purchase the remaining shares of MB REIT worth approximately $722,000 by December 31, 2006, however on October 27, 2006, the series A preferred shareholders agreed to extend the obligation to March 31, 2007. In addition, MB REIT was obligated to repurchase the series C preferred in the amount of $264,000 by December 31, 2006, however, the series A preferred shareholders have agreed to extend the obligation to January 31, 2007.

(14)  Subsequent Events

The Company paid distributions of $4,460 to our stockholders in October 2006.

The Company issued 13,315,188 shares of common stock from October 1, 2006 through October 27, 2006, resulting in a total of 108,151,319 shares of common stock outstanding. As of October 27, 2006, subscriptions for a total of 106,704,608 shares were received resulting in total gross offering proceeds of $1,067,046 and an additional 1,446,711 shares were issued pursuant to the DRP for $13,816 of additional gross proceeds.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(continued)

(unaudited)
(Dollar amounts in thousands, except per share amounts)

September 30, 2006

The Company has acquired the following properties during the period October 1 to October 27, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
10/13	Lincoln Village	2002	40,068	128,962	Borders, Famous Footwear, Panera Bread
10/13	Parkway Centre North	2005	14,880	101,282	Dick's Sporting Goods, Best Buy, Michaels
10/18	Doral-Waukesha	1990/1991	2,400	43,940	Lang Companies
10/19	500 Hartland	2000	10,801	134,210	AMK Holding, Ltd.
10/20	55th Street	1997/1999	13,500	175,062	Pura-flo MPC, Inc.
10/20	Washington Mutual-Arlington	1983	38,000	239,905	Providian Bancorp Services
10/23	Industrial Drive	1995	7,379	139,000	Metals USA

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the vacant space and begins paying rent.  During the period from October 1 to October 27, 2006, the Company funded earnouts totaling $672 at one of the existing properties.

There were no mortgage debt financings obtained from the period October 1 to October 27, 2006.

In October 2006, MB REIT paid distributions to series C preferred stockholders of $1,570 and paid distributions of $6,000 to common stockholders.

Inland American purchased 78,370 shares of the special voting stock of MB REIT in the amount of $100,000 in October 2006.

On October 26, 2006, Inland American participated out 25% or $10,369 of the note receivable (See Note 4) to Inland Real Estate Corporation (IRC), a related party.  IRC will receive their prorata share of interest and loan fees.

On October 27, 2006 the Series A shareholders of MB REIT signed a letter to extend the date that the Company is required to invest $1,200,000 into MB REIT to March 31, 2007 and to extend the date that the Series C shareholders are to be redeemed to January 31, 2007.  In addition the series A shareholders also signed a letter to modify the definition of “Adjusted Total Assets” as defined in the MB REIT’s Second Amended and Restated Articles of Incorporation to be equal to the sum of :(A) the Adjusted Total Assets (as calculated under the articles) plus (B) the Company’s cash and cash equivalents (including marketable securities).  For purposes of the prior sentence:  (1) “cash and cash equivalents” shall mean all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, and (2) “marketable securities” shall mean financial instruments and foreign currencies (such as notes, stock, preferred shares, bonds, debentures, options, futures, swaps, rights, warrants and other similar financial assets) which are actively traded on an established securities market, a secondary market or the substantial equivalent thereof.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC").  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-3628.  The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 15, 2006.

The following discussion and analysis relates to the three and nine months ended September 30, 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.  A discussion of activity for the three and nine months ended September 30, 2005 is not included because we were newly formed and did not have any significant operating or other activity during that period.

Executive Summary

Inland American Real Estate Trust, Inc., herein referred to as Inland American, was incorporated in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of whom are affiliates of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock or shares at $10 each, and up to 40,000,000 shares at $9.50 each, which may be purchased through our dividend reinvestment plan, herein referred to as DRP.

As of September 30, 2006, subscriptions for a total of 93,683,497 shares had been received including 20,000 shares issued to our sponsor.  In addition, we sold 1,152,634 shares through our DRP.  As a result of these sales, we have raised a total of $947,857 of gross offering proceeds as of September 30, 2006.

Our goal is to deliver returns to our stockholders through the acquisition of investment properties, creation of strategic joint ventures, and management of the related properties consisting of retail, office, industrial and multi-tenant properties.  We actively manage our assets by leasing and releasing space at favorable rates, controlling expenses, and maintaining strong tenant relationships.  We intend on potentially creating additional value through redeveloping and repositioning some of our properties in the future.  We have distributed funds generated from cash flow from operating and investing activities including interest earned on cash investments and investment income earned and sale from marketable securities to our stockholders.

During the three months ended September 30, 2006, Minto Builders (Florida), Inc., herein referred to as MB REIT, invested approximately $544,340 to acquire six retail and two office properties containing an aggregate of approximately 2,386,757 square feet.  In addition, MB REIT borrowed approximately $330,415 secured by eight of its properties.  In addition,  for the three months ended September 30, 2006, Inland American invested $20,650 in marketable securities, recorded $8,507 of accumulated other comprehensive income and realized a gain of $1,351 on the sale of shares and earned dividend income of $2,393.

On a consolidated basis, essentially all of our revenues and operating cash flows this year were generated by collecting rental payments from our tenants, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our goal is to continue increasing our revenues by acquiring additional investment properties or operating companies and re-leasing those spaces that are vacant, or may become vacant, at more favorable rental rates.  Our and MB REIT's largest expenses relate to the operation of our properties as well as the interest expense on the mortgages payable.  Our and MB REIT's property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, some tenants of various properties are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.

Strategies and Objectives

We and MB REIT have not, and do not generally expect to focus property acquisitions in any one particular geographic location within the United States or Canada.  However, we and MB REIT generally endeavor to acquire multiple properties within the same major metropolitan market so that property management is done more efficiently.  We and MB REIT also seek properties with existing “net” leases.  “Net” leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent payments.  We and MB REIT also may enter into purchase and leaseback transactions in which we or MB REIT will purchase a property and lease the property back to the seller.

To provide us and MB REIT with a competitive advantage over other potential purchasers, we and MB REIT generally do not condition any acquisition on our or MB REIT's ability to secure financing.  We and MB REIT also may agree to acquire a property once construction is completed.  In this case, we or MB REIT will be obligated to purchase the property if the completed property conforms to definitive plans, specifications and costs approved by us or MB REIT.  We and MB REIT also may condition the acquisition of a property on  the developer having signed leases for a certain percentage of the property.  We also may construct or develop properties and render services in connection with developing or constructing the property so long as providing these services do not cause us to lose our qualification to be taxed as a real estate investment trust or REIT.

We also may seek to acquire publicly traded or privately owned entities that own commercial real estate assets.  These entities may include REITs and other “real estate operating companies,” such as real estate management companies and real estate development companies.  We do not have, and do not expect to adopt, any policies limiting our acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset.  In most cases, we evaluate the feasibility of acquiring these entities using the same criteria we use in evaluating a particular property.  We expect that each acquired entity will be operated as either a wholly-owned or controlled subsidiary.  We may acquire these entities in negotiated transactions or through tender offers.  Any acquisition must, however, be consistent with maintaining our qualification to be taxed as a REIT.  MB REIT does not intend to buy entities.  MB REIT has a right of first refusal on all fee simple interests proposed to be acquired by  Inland American until MB REIT is fully invested.

We and MB REIT consider a number of factors in evaluating whether to acquire any particular asset, including:

•

geographic location and property type;

•

condition and use of the asset;

•

historical performance;

•

current and projected cash flow;

•

potential for capital appreciation;

•

potential for economic growth in the area where the asset is located;

•

presence of existing and potential competition;

•

prospects for liquidity through sale, financing or refinancing of the asset; and

•

tax considerations.

We and MB REIT routinely borrow money to acquire real estate assets either at closing or at sometime thereafter.  These borrowings may take the form of temporary, interim or permanent financing provided by banks, institutional investors and other lenders including lenders affiliated with our sponsor, us or MB REIT. These borrowings generally are secured solely by a mortgage on one or more of our or MB REIT's properties but also may require us or MB REIT to be directly or indirectly (through a guarantee) liable for the borrowings.  We and MB REIT may borrow at either fixed or variable interest rates and on terms that require us or MB REIT to repay the principal on a typical, level schedule or at one-time in “balloon” payments.  We also may establish a revolving line of credit for short-term cash management and bridge financing purposes.

We and MB REIT are subject to significant competition in seeking real estate investments and tenants.  We and MB REIT compete for properties and tenants with many third parties engaged in real estate investment activities including other REITs, including those sponsored by our sponsor, specialty finance companies, insurance companies, mutual funds, institutional investors, hedge funds, and other entities.  Some of these entities have substantially greater financial resources and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Properties and Investments

Joint Ventures

During the second quarter of 2006, we entered into joint ventures in which we have an ownership interest of 67% in each of the eight limited liability companies, herein referred to as the LLCs which own eight single tenant retail shopping centers. The LLC Properties are located in Connecticut, Massachusetts, New Jersey, Rhode Island, and South Carolina, and are 100% occupied as of September 30, 2006.  In the first quarter of 2006, we entered into a joint venture in which we have an ownership interest of 75% in a limited liability company which owns Hyde Park Shopping Center. These entities are considered variable interest entities or "VIE's" as defined in FIN 46(R) and we are considered the primary beneficiary.  Therefore, these entities are consolidated by us and the assets, liabilities, equity and results of operations are consolidated in our financial statements and discussions contained herein.  The eight LLC Properties and Hyde Park Shopping Center are herein referred to as the JV Properties.

Inland American entered into a joint venture during the fourth quarter 2005 with Minto Delaware, a privately held Florida corporation, pursuant to which we agreed to invest up to approximately $1,172,000 in a privately head REIT known as MB REIT.  Minto Delaware owns approximately $264,000 of Series A Preferred Stock in MB REIT as well as 23,000 shares of common stock.  As of September 30, 2006, we had invested approximately $450,000 in MB REIT resulting in us owning 352,667 shares of common stock or approximately 94% of MB REIT's outstanding common stock.

As part of our agreement with Minto Delaware, we were given the right to designate, and have designated, three persons (consisting of two of our directors and our principal financial officer) out of a five person board which oversees MB REIT.  Minto Delaware designates the other two board members.  We also agree that until we have made our entire $1,172,000 capital contribution, we would provide MB REIT with a right of first refusal on all fee interests in real property.  Thus, to date, all fee interests in real estate have been purchased by MB REIT although MB REIT's assets, liabilities and results of operations are consolidated into our financial statements.  We do not expect to directly purchase any fee interests in property until we have made all of our required capital contributions.

An entity similarly sponsored by Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Investment Trust, Inc., (Inland Western) has also invested approximately $264,000 in Series C Preferred Stock of MB REIT.

Inland American was required to purchase the remaining shares of MB REIT worth approximately $722,000 by December 31, 2006, however on October 27, 2006, the series A preferred shareholders have agreed to extend the obligation to March 31, 2007. In addition, MB REIT was obligated to repurchase the series C preferred in the amount of $264,000 by December 31, 2006, however the series A preferred shareholders have agreed to extend the obligation to January 31, 2007.

If we fail to make the required contributions to MB REIT by March 31, 2007, we will be in breach under the documents governing our investment in the MB REIT entitling Minto Delaware to, among other things, seek damages from us for breach.  Depending on the type of remedies obtained by Minto Delaware if we breach the various investment documents, we may not be able to account for our investment in the MB REIT by consolidating it into our financial statements, which could have a material adverse effect on our results of operations and financial condition.  Further, we may no longer be able to control the timing and amount of distributions from the MB REIT, which could have a material adverse effect on our ability to pay distributions.  If we fail to make the required contributions, we may, among other things, be required to pay monetary damages to Minto Delaware, which could have a material-adverse effect on our results of operations, financial condition and ability to pay distributions.

For financial statement reporting purposes, we consolidate the assets, liabilities, equity and results of operations of MB REIT in our financial statements and discussions contained herein.  An adjustment is made for the interest of minority holders in MB REIT.

Marketable Securities

Inland American had investments in marketable securities of $148,933 at September 30, 2006 consisting of preferred and common stock investments in other REITs.  For the nine months ended September 30, 2006, Inland American realized a gain of $1,973 on the sale of shares, earned dividend income of $4,933 and recorded $8,766 of accumulated other comprehensive income.

We have invested a portion of our net proceeds from the offering of our common stock in marketable securities of other REITS.  Although these investments have generated both current income and gain on sale, during the three months and nine months ended September 30, 2006, there is no assurance that existing or future investments will generate the same level of income or gains in the future.

Investment Properties

As of September 30, 2006, we owned, on a consolidated basis, sixty-four properties consisting of fifty-four Retail Properties, seven Office Properties, one Multi-Family Property and two Industrial Properties.  The following disclosure describes by business segment, the location and character of these properties.  Title to each property is held by a wholly-owned subsidiary of MB REIT, except where indicated.

Retail Segment

Retail Properties	Location	GLA Occupied	% Occupied	No. of Tenants as of 09/30/06	Mortgage Payable
24 Hour Fitness	Houston, TX	78,000	92%	4	-
24 Hour Fitness	Woodlands, TX	45,906	100%	1	-
6101 Richmond Ave	Houston, TX	19,230	100%	2	-
Pinehurst Shopping Center	Humble, TX	26,322	66%	18	-
Paradise Shops of Largo	Largo, FL	53,241	97%	5	7,325
Saratoga Town Center	Corpus Christi, TX	60,282	98%	22	-
Willis Town Center	Willis, TX	14,240	81%	9	-
Woodforest Square	Houston, TX	26,866	67%	14	-
Windermere Village	Houston, TX	23,200	92%	12	-
Eldridge Town Center	Houston, TX	78,471	100%	28	-

NTB Eldridge	Houston, TX	6,290	100%	1	-
Blackhawk Town Center	Houston, TX	34,128	100%	12	-
Carver Creek	Dallas, TX	23,732	71%	2	-
Chili's- Hunting Bayou	Jacinto City, TX	5,476	100%	1	-
Joe's Crab Shack	Jacinto City, TX	7,282	100%	1	-
Cinemark Theaters	Jacinto City, TX	68,000	100%	1	-
Antoine Town Center	Houston, TX	32,730	91%	18	-
Ashford Plaza	Houston, TX	30,402	85%	17	-
Highland Plaza	Houston, TX	72,730	99%	22	-
West End Square	Houston, TX	30,103	82%	11	-
Winchester Town Center	Houston, TX	16,500	92%	9	-
Atascocita Shopping Center	Humble, TX	46,146	98%	7	-
Cypress Town Center	Houston, TX	47,870	86%	23	-
Friendswood Shopping Center	Friendswood, TX	64,458	90%	13	-
Cinemark Theaters	Webster, TX	80,000	100%	1	-
Stables at Town Center (Phase I & II)	Spring, TX	80,496	84%	28	-
Walgreens	Springfield, MO	14,560	100%	1	-
Tomball Town Center	Tomball, TX	50,498	83%	20	-
Bay Colony Town Center	League City, TX	177,047	93%	24	-
Triangle Center	Longview, WA	247,814	98%	36	23,600
Cinemark 12	Pearland, TX	38,910	100%	1	-
Hunting Bayou	Jacinto City, TX	123,785	92%	20	-
Lakewood Shopping Center	Margate, FL	145,877	98%	30	11,715
Monadnock Marketplace	Keene, NH	200,633	100%	12	26,785
Stop & Shop (2)	Hyde Park, NY	52,500	100%	1	8,100
Canfield Plaza	Canfield, OH	88,744	88%	10	7,575
Shakopee Center	Shakopee, MN	103,442	100%	2	8,800
Lincoln Mall	Lincoln, RI	429,646	98%	45	33,835
Stop & Shop (2)	Cumberland, RI	85,799	100%	1	11,531
Stop & Shop (2)	Malden, MA	79,229	100%	1	12,753
Stop & Shop (2)	Swampscott, MA	65,268	100%	1	11,066
Stop & Shop (2)	Southington, CT	64,948	100%	1	11,145
Stop & Shop (2)	Framingham, MA	64,917	100%	1	9,269
Stop & Shop (2)	Bristol, RI	63,128	100%	1	8,368
Stop & Shop (2)	Sicklerville, NJ	68,323	100%	1	8,535
Bi-Lo (2)	Greenville, SC	55,718	100%	1	4,286
Brooks Corner	San Antonio, TX	147,427	85%	19	14,276
Fabyan Randall	Batavia, IL	83,285	91%	11	13,406
The Market at Hilliard	Hilliard, OH	104,656	97%	16	-
Eldridge Lakes Town Center	Houston, TX	54,980	100%	19	7,406
Spring Town Center	Spring, TX	38,911	96%	15	7,530
CyFair Town Center	Cypress, TX	55,520	100%	28	5,599
Sherman Town Center	Sherman, TX	285,498	100%	32	38,348
Buckhorn Plaza	Bloomsburg, PA	74,065	93%	14	-

Total Retail Properties		4,137,229	95% (1)	646	291,253

(1)

weighted average occupancy

(2)

owned by joint venture other than MB REIT

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Friendswood Shopping Center, Lakewood Shopping Center, Bay Colony Town Center, Brooks Corner, Antoine Town Center, Lincoln Mall, Stables at Town Center (Phase I and II) CyFair Town Center and Buckhorn Plaza includes an aggregate of 226,733 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied	% Occupied	No. of Tenants as of 09/30/06	Mortgage Payable
6234 Richmond Ave	Houston, TX	15,701	61%	3	-
11500 Market Street	Houston, TX	2,719	100%	1	-
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
Lakeview Technology Center I	Suffolk, VA	110,007	100%	1	14,470
Dulles Executive Offices I & II	Herndon, VA	346,559	91%	8	68,750
IDS	Minneapolis, MN	1,253,417	90%	244	161,000

Total Office Properties		3,571,727	95% (1)	259	462,017

(1)

weighted average occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied	% Occupied	No. of Tenants as of 09/30/06	Mortgage Payable as of 09/30/06
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process	Sugarland, TX	150,000	100%	1	8,201

Total Industrial/Distribution Properties		312,613	100% (1)	2	13,961

(1)

weighted average occupancy

Multi-Family Segment

MB REIT’s multi-family property consists of one apartment building located in Louisville, KY containing approximately 256 units.  As of September 30, 2006, 239 units were occupied and the mortgage payable on this property was approximately $10,725.

The following table lists the top ten tenants in all segments of our consolidated portfolio as of September 30, 2006 based on the amount of square footage they each occupy.

Tenant Name	Type	Square Footage	% of Total Portfolio Square Footage	Annualized Rental Income	% of Total Portfolio Annualized Income
SBC	Office	1,690,214	19.53%	22,688	19.17%
Stop ‘N Shop	Retail	601,652	6.95%	9,845	8.32%
Lockheed Martin	Office	288,632	3.34%	7,498	6.34%
24 Hour Fitness	Retail	238,621	2.76%	3,587	3.03%
Cinemark	Retail	225,507	2.61%	2,903	2.45%
McKesson Distribution	Indus/Dist	162,613	1.88%	661	0.56%

Cellomics/Fisher Scientific	Office	153,110	1.77%	2,450	2.07%
Thermo Process Systems	Indus/Dist	150,000	1.73%	960	0.81%
Walgreens	Retail	131,870	1.52%	2,572	2.17%
U.S. Joint Forces	Office	110,007	1.37%	2,247	1.90%

The majority of the income from these properties consists of rent received under long-term leases.  Most of the leases require the tenant to pay a fixed minimum amount of rent, paid monthly in advance, and a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the property.  Certain of the tenant leases require the landlord to pay expenses above or below specific levels which could affect our operating results.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

Critical Accounting Policies and Estimates

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  This section discusses those critical accounting policies and estimates.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies.

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

Revenue Recognition

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally is greater than the cash collected in the early years and decreases in the later years of a lease.  We anticipate collecting all cash rent due over the terms of the leases as scheduled rent payments are made.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We don't expect the actual results to differ from the estimated reimbursement.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of September 30, 2006, there were no material adjustments for master lease agreements.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

Partially-Owned Entities:

We consider APB 18: The Equity Method of Accounting for Investments in Common Stock, SOP 78-9: Accounting for Investments in Real Estate Ventures, Emerging Issues Task Force ("EITF") 96-16: Investors Accounting for an Investee When the Investor has the Majority of the Voting Interest but the Minority Partners have Certain Approval or Veto Rights, FASB Interpretation No. 46R (Revised 2003): Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R") and EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,.” to determine the method of accounting for each of our partially-owned entities.  In determining whether we have a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual return, if they occur, or both.

Income Taxes

We and MB REIT operate in a manner intended to enable both entities to qualify as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its "REIT taxable income" to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  If we or MB REIT fail to distribute the required amount of income to our shareholders, or fail to meet the various REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.

Liquidity and Capital Resources

General

Our principal demand for funds has been to invest in joint ventures including MB REIT, to pay operating and expenses associated with the offering and to make distributions to our stockholders. Generally, cash needs for items other than our investment in MB REIT and the other joint ventures have been funded from:

•

the net proceeds from the public offering of our shares of common stock;

•

from interest and investment income earned on our investment in marketable securities;

•

distributions from MB REIT and our other joint venture investments; or

•

advances or contributions from our sponsor.

Our current offering of shares of common stock expires on August 31, 2007 unless extended.  As noted herein, through September 30, 2006, we had sold a total of 93,683,497 shares in the primary offering and 1,152,634 shares pursuant to the offering of shares through the dividend reinvestment plan leaving us with approximately 406,316,503 shares available for sale in the primary offering and 38,847,366 shares through the dividend reinvestment plan.  We may also generate additional capital through borrowings secured by existing or future properties.  As noted above, presently, all of our fee simple interests in properties are owned through our joint venture investments.  As a matter of policy, we limit our total indebtedness to approximately 55% of the combined fair market value of our assets on a consolidated basis.  For these purposes "fair market value" of each asset will be equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later.  As of September 30, 2006, we had borrowed approximately $777,956 equivalent to 45% of the combined fair market value of these assets on a consolidated basis.  We may also generate additional capital through borrowings on an unsecured basis and from income generated from our existing real estate investments and investments in marketable securities.  We believe these various sources of cash will provide us with sufficient monies to pay our operating expenses, fund our capital contributions to MB REIT and to pay distributions to our stockholders at the existing rate for the foreseeable future.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of six months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate that any financial institution will be unable to perform.

Liquidity

Offering

As of September 30, 2006, subscriptions for a total of 93,683,497 shares in the primary offering had been received and accepted, resulting in gross proceeds of $936,835.  We have also sold an additional 1,152,634 shares pursuant to the DRP increasing the gross offering proceeds to $947,857.

As of September 30, 2006, we had incurred $101,681 of offering and organization costs. Our business manager has agreed to pay all organization and offering expenses, excluding such commissions and fees, which were $12,280 as of September 30, 2006, in excess of 4.5% of the gross offering proceeds. As of September 30, 2006, organization and offering costs, excluding commissions and fees, did not exceed the 4.5% limitation. We anticipate that these costs will not exceed this limitation upon completion of the offering.

MB REIT Capital Contribution Requirements

We are required to invest $1,200,000 in MB REIT by March 31, 2007.  As of September 30, 2006, we have invested a total of $450,000 into MB REIT for 352,667 shares of MB REIT common stock equivalent to 94% of its outstanding common stock.  MB REIT will use additional capital contributed by us plus borrowings secured by new or existing properties to fund additional investments in real estate.  MB REIT is obligated to repurchase the series C preferred shares owned by Inland Western by January 31, 2007 in the amount of $264,000.

Mortgage Debt

As of September 30, 2006, on a consolidated basis, we had mortgage debt secured by thirty properties totaling approximately $777,956, which excludes mortgage discounts net of accumulated amortization of $3,764 as of September 30, 2006.  These debt obligations require monthly payments and bear interest at a range of 4.83% to 6.01% per annum.  As of September 30, 2006, the weighted average interest rate on the mortgage debt was 5.13%.

We have entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties we own or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of September 30, 2006, we have approximately $8,500 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.321% to 5.948% on approximately $565,000 in principal.

Margins Payable

We have purchased a portion of our marketable securities through margin accounts.  As of September 30, 2006, we have recorded a payable of $61,219 for securities purchased on margin against a total securities portfolio of $148,933.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At September 30, 2006, the rates we were paying were in a range of between 5.58% and 5.83%, with a weighted average interest rate of 5.64%.

MB REIT Put/Call Agreement

The put/call agreement entered into with Minto Delaware  is considered a free standing financial instrument and is thus accounted for pursuant to Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities."  We may be required to redeem Minto Delaware's interest in the MB REIT in the following circumstances:

•

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware,  has the option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware's investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if our shares of common stock are not listed, on the earlier of (x) the date we purchase Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,348 or (B) if the shares of our stock are listed, on the earlier of (x) the date we purchase Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.  The series A liquidation preference is equal to $1,276 per share for 207,000 shares of series A preferred stock plus accrued and unpaid dividends.

•

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

•

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, 100% of Minto Delaware's investment for a price equal to (A) if the shares of our common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock of MB REIT held by Minto Delaware or (B) if the shares of our common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

Stockholder Liquidity.

We provide the following programs to facilitate investment in our shares and to provide limited liquidity for stockholders.

A DRP which allows stockholders to automatically reinvest cash distributions by purchasing additional shares from us at a price equal to $9.50 per share with no reduction in the gross proceeds for selling commissions or the marketing contribution and due diligence expense allowance.

The share repurchase program enables existing stockholders with limited, interim liquidity to sell shares back to us.  The prices at which shares may be sold back to us are as follows:

•

One year from the purchase date, $9.25 per share;

•

Two years from the purchase date, $9.50 per share;

•

Three years from the purchase date, $9.75 per share; and

•

Four years from the purchase date, a price determined by our board of directors but in no event less than $10.00 per share.

As of September 30, 2006, no shares have been repurchased.

Capital Resources

The number of assets we will acquire depends, in part, upon the amount of the net proceeds of the existing and any future offering of common stock and the availability of, and interest rate on, mortgage debt.  Recent increases in interest rates may impact the return that we are able to generate on future assets.

Cash Flows From Operating Activities

Consolidated cash flows from operating activities were $44,846 for the nine months ended September 30, 2006.

Inland American cash flows provided by operating activities were approximately $14,772 for the nine months ended September 30, 2006 and were generated primarily from interest and dividends and our investment in MB REIT and the JV Properties.

The JV Properties and MB REIT's cash flows provided by operating activities were approximately $30,074 for the nine months ended September 30, 2006 and are due primarily to operating income from property operations and interest income for the nine months ended September 30, 2006.

Cash Flows From Investing Activities

Consolidated cash flows used in investing activities were $831,127 for the nine months ended September 30, 2006.

Inland American cash flows used in investing activities were approximately $154,399 for the nine months ended September 30, 2006 and were primarily used for the purchase of marketable securities and the funding of a note receivable.

The JV Properties and MB REIT's cash flows used in investing activities were approximately $676,728 for the nine months ended September 30, 2006 and were primarily used for the acquisition of eight properties during the nine months ended September 30, 2006.

Cash Flows From Financing Activities

Consolidated cash flows from financing activities were $1,105,061 for the nine months ended September 30, 2006.

Inland American cash flows provided by financing activities were approximately $784,476 for the nine months ended September 30, 2006.  We generated proceeds from the sale of shares, net of offering costs paid, of approximately $762,059.  We generated approximately $47,122 by borrowing against our portfolio of marketable securities.  We paid approximately $17,254 in distributions to our common shareholders, paid approximately $4,597 in loan fee deposits and repaid sponsor advances in the amount of $3,081.

The JV Properties and MB REIT's cash flows provided by financing activities were approximately $320,585 for the nine months ended September 30, 2006.  The JV Properties and MB REIT generated approximately $319,395 from borrowings secured by mortgages on twenty-seven properties and approximately $40,125 from the issuance of MB REIT preferred and common shares during the nine months ended September 30, 2006.  Also, MB REIT and the JV Properties paid approximately $7,913 for loan fees. MB REIT paid approximately $24,167 in distributions to its common and preferred shareholders during the nine months ended September 30, 2006.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our, the JV Properties and MB REIT's real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we and MB REIT borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  As of September 30, 2006, the only variable rate debt we had was on the marketable securities.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates  and maturity date (by year) on our mortgage debt as of September 30, 2006 to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	-	161,000	616,956

Weighted average interest rate on debt:

Fixed rate debt (mortgage loans)	-	-	-	-	5.00%	5.17%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $3,764, net of accumulated amortization, is outstanding as of September 30, 2006.

Results of Operations

General

The following discussion is based on our consolidated financial statements for the nine months ended September 30, 2006.  As of September 30, 2006, all of our property acquisitions, except for the JV Properties and related borrowings have been completed through MB REIT.

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060
June 30, 2006	13	1,455,154	$277,067
September 30, 2006	8	2,386,757	$544,340

Total	64	8,329,738	$1,718,457

Rental Income, Tenant Recovery Income, and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  Total property revenues were $35,127 and $73,954 for the three and nine months ended September 30, 2006.  The tables below present property revenues by segment.

The majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the JV Properties and MB REIT for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

For the three months ended September 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$26,422	$10,956	$14,610	$406	$470
Straight-line rents	1,280	680	579	21	-
Amortization of acquired above and below market leases, net	325	(84)	409	-	-
Total rental income	$28,047	$11,552	$15,598	$427	$470

Tenant recoveries	6,382	2,232	4,113	37	-
Other income	698	300	347	-	51
Total property revenues	$35,127	$14,084	$20,058	$464	$521

For the nine months ended September 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$58,686	$24,618	$31,848	$1,119	$1,101
Straight-line rents	2,770	1,470	1,240	60	-
Amortization of acquired above and below market leases, net	613	(104)	717	-	-
Total rental income	$62,069	$25,984	$33,805	$1,179	$1,101

Tenant recoveries	11,040	2,386	8,543	111	-
Other income	845	308	423	-	114
Total property revenues	$73,954	$28,678	$42,771	$1,290	$1,215

Office segment property rental revenues are lower than the retail segment primarily due to less rentable gross square feet and a lower average rent per square foot. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.

Retail segment property rental revenues are greater than the office segment primarily due to a higher average rent per square foot and more gross leasable square feet.  Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be passed on to the tenants. Other income for the retail segment is higher than the other segments due to one property located in Florida that is required to collect a sales tax from their tenants which we record as other income and operating expense.

Industrial segment rental revenues are less than the office and retail segments because there are only two tenants with less total gross leasable square feet than the office and retail segments at a lower rent per square foot. The two tenants have net leases and they are directly responsible for operating costs but reimburse us for real estate taxes and insurance.

Multi-family segment property rental revenues and income are lower than the other segments because MB REIT owned only one property owned in this segment as of September 30, 2006.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $9,618 and $16,740 for the three and nine months ended September 30, 2006, respectively.

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive (Captive), which is wholly owned by us and three other entities previously sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc.   Inland Risk & Insurance Management Services, Inc., an affiliate of The Inland Group, provides services to the Captive.  The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer on properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided among each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur, and a proportional allocation of associated operating costs.  Each member initially contributed approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by the third party insurer.  Future contributions to capital will be made in the form of premium payments determined for each member based on its individualized loss experiences as well as the level of deductible each member desires.  We are required to remain as a member of the Captive for a period of five years.

General and Administrative Expenses. General and administrative expenses consist of professional services, salaries and computerized information services costs reimbursed to affiliates of the business manager for maintaining our accounting and investor records, affiliates of the business manager common share purchase discounts, directors and officers insurance, postage, board of directors fees and printer costs.  Our expenses were $1,296 and $3,812 for the three and nine months ended September 30, 2006

Depreciation and Amortization.  Depreciation and amortization expense was $13,546 and $30,495 and reflects depreciation on the properties purchased during the year and during 2005 and amortization expense resulting from the amortization of intangible assets for the three and nine months ended September 30, 2006.

The tables below present property operating expenses and real estate taxes, by segment.

For the three months ended September 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family
Operating expenses and real estate taxes	9,618	3,768	5,511	61	278

For the nine months ended September 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family
Operating expenses and real estate taxes	16,740	4,625	11,436	172	507

Office segment operating expenses per square foot are lower than the retail segments because several of the office leases are net leases and tenants are responsible for paying their own common area maintenance costs, real estate taxes and insurance.  There are also fewer office properties than retail properties.

Retail segment operating expenses are greater than the other segments because the retail tenant leases require the owner to pay for common area maintenance costs, real estate taxes and insurance and then receive reimbursement from the tenant for the tenant's share of recoverable expenses.

Industrial segment operating expenses are lower than the other segments because MB REIT only owns two properties as of September 30, 2006 and the tenants have net leases and they are directly responsible for operating costs.

Multi-family segment operating expenses are lower than the office and retail segments because MB REIT only owns one property as of September 30, 2006.

Office and industrial operating margins are better for these segments as compared to the other segments because of the amount of tenants in these segments that have net leases and pay all of their own expenses.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and distributions from investments in REIT shares.  Inland American's interest and dividend income was $5,534 and $10,880 for the three and nine months ended September 30, 2006, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments.  Inland American's realized gain on securities was $1,351 and $1,973 for the three and nine months ended September 30, 2006. Interest income for MB REIT was $1,101 and $3,174 for the three and nine months ended September 30, 2006, resulting primarily from interest earned on cash investments.  There is no assurance that we will be able to generate the same level of gains in the future.

Interest Expense.  Mortgage interest expense was $8,087 and $16,204 for the three and nine months ended September 30, 2006 and reflects the interest paid and accrued on mortgage debt secured by 30 properties owned by MB REIT and the JV Properties.  Interest expense on margin accounts for marketable securities investments was $877 and $1,666 and other interest expense including preferred returns to distribute to investors in the JV Properties was $602 and $944 for the three and nine months ended September 30, 2006.

Minority Interest

The minority interest represents the interests in MB REIT owned by third parties:

For the three months ended September 30, 2006.

	Beginning
	Capital		Income
	Balance	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$(2,311)	$2,311	$264,132
Series B preferred stock (2)	125	(4)	4	125
Series C preferred stock (3)	264,003	(4,658)	4,658	264,003
Common stock (1)	25,190	(262)	(286)	24,642

	$553,450	$(7,235)	$6,687	$552,902

For the nine months ended September 30, 2006.

	Beginning
	Capital		Income
	Balance	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$(6,933)	$6,933	$264,132
Series B preferred stock (2)	125	(12)	12	125
Series C preferred stock (3)	264,003	(13,809)	13,809	264,003
Common stock (1)	27,585	(1,308)	(1,635)	24,642

	$555,845	$(22,062)	$19,119	$552,902

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western Retail Real Estate Trust, Inc.

(4)

income allocation not indicative of income tax allocation.

Allocations of profit and loss are made first to series A, B, and C preferred shareholders to equal their distributions and then to the common shareholders in accordance with their ownership interest.  The income allocation for the common shareholders for the three and nine months ended September 30, 2006 was based on the average monthly ownership percentages of the shareholders during the period.  As of September 30, 2006, Inland American and MD's effective ownership interest of the common stock was 94% and 6%, respectively.

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

The value of the put/call arrangements was a liability of $237 as of December 31, 2005 and a liability with a value of $23 as of September 30, 2006.  Other income (expense) of ($401) and $214 was recognized for the three and nine months ended September 30, 2006. The value of the put/call arrangements increased from December 31, 2005 to September 30, 2006 due the timing of the arrangements being nine months less and due to an increase in interest rates in the economic environment causing an increase in the risk free rate used to value the arrangements. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

The following table shows selected financial data relating to the historical financial condition and results of operations of Inland American, the JV Properties and MB REIT, our controlled and consolidated subsidiaries as of September 30, 2006.

		As of
		September 30, 2006
Total assets:
Inland American		$921,548
MB REIT and the JV Properties		$1,431,641
Total		$2,353,189

Mortgages and margins payable
Inland American		$61,219
MB REIT and the JV Properties		$774,192
Total		$835,411

	For the three months ended	For the nine months ended
	September 30, 2006	September 30, 2006

Total income
Inland American	$-	$-
MB REIT and the JV Properties	$35,127	$73,954
Total	$35,127	$73,954

Total interest and dividend income
Inland American	$5,534	$10,880
MB REIT and the JV Properties	$1,101	$3,174
Total	$6,635	$14,054

Funds From Operations (a)(b)	$13,067	$24,160

Cash flows provided by operating activities
Inland American	$12,959	$14,772
MB REIT and the JV Properties	$13,120	$30,074
Total	$26,079	$44,846

Cash flows used in investing activities
Inland American	$43,069	$154,399
MB REIT and the JV Properties	$346,288	$676,728
Total	$389,357	$831,127

Cash flows provided by financing activities
Inland American	$299,692	$784,476
MB REIT and the JV Properties	$100,345	$320,585

Total	$400,037	$1,105,061

Weighted average number of common shares outstanding, basic and diluted	76,848,460	47,631,587

(a)

Represents consolidated numbers

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our relative property performance to determine our return on capital.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		For the three months ended	For the nine months ended
		September 30, 2006	September 30, 2006

	Net income (loss) applicable to common shares	$916	(1,530)
Add:	Depreciation and amortization related to investment properties	13,546	30,495
Less:	Minority interests' share of the above adjustment	1,395	4,805

	Funds from operations	$13,067	24,160

Contractual Obligations

The table below presents the consolidated entities obligations and commitments to make future payments under debt obligations, and lease agreements as of September 30, 2006.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$1,294,353	26,058	125,025	330,074	813,196

Ground Lease Payments	$12,737	150	307	311	11,969

MB REIT has acquired several properties subject to the obligation to pay the seller additional monies depending on the future performance of the property. MB REIT may be required to pay additional purchase price to the sellers. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, MB REIT will not have any further obligation. Based on pro forma leasing rates, as of September 30, 2006 MB REIT may be obligated to pay as much as $30,872 in the future as vacant space covered by these so-called earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

The JV Properties and MB REIT are obligated to pay our property manager, an entity owned principally by individuals who are affiliates of the business manager, a property management fee totaling 4.5% of gross operating income monthly generated by each property, for management and leasing services.  The JV Properties and MB REIT incurred and paid property management fees of $2,946 for nine months ended September 30, 2006.

After our stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” we will pay our business manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. The JV Properties and MB REIT incurred advisor asset management fees of $1,200 for the three months ended September 30, 2006, all of which remained unpaid as of September 30, 2006.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $1,200, for the nine months ended September 30, 2006.

Inland American was required to purchase the remaining shares of MB REIT worth approximately $722,000 by December 31, 2006, however on October 27, 2006, the series A preferred shareholders have agreed to extend the obligation to March 31, 2007. In addition, MB REIT was obligated to repurchase the series C preferred in the amount of $264,000 by December 31, 2006, however the series A preferred shareholders have agreed to extend the obligation to January 31, 2007.

If we fail to make the required contributions by March 31, 2007, we will be in breach under the documents governing our investment in the MB REIT entitling Minto Delaware to, among other things, seek damages from us for breach.  Depending on the type of remedies obtained by Minto Delaware if we breach the various investment documents, we may not be able to account for our investment in the MB REIT by consolidating it into our financial statements which could have a material adverse effect on our results of operations and financial condition.  Further, we may no longer be able to control the timing and amount of distributions from the MB REIT which could have a material adverse effect on our ability to pay distributions.  If we fail to make the required contributions, we may, among other things, be required to pay monetary damages to Minto Delaware, which could have a material-adverse effect on our results of operations, financial condition and ability to pay distributions.

Subsequent Events

We paid distributions to our stockholders of $0.05 per share totaling $4,460 in October 2006.

We issued 13,315,188 shares of common stock from October 1, 2006 through October 27, 2006, resulting in a total of 108,151,319 shares of common stock outstanding. As of October 27, 2006, subscriptions for a total of 106,704,608 shares were received and accepted resulting in total gross offering proceeds of $1,067,046 and an additional 1,446,711 shares were issued pursuant to the DRP for $13,816 of additional gross proceeds.

On October 26, 2006, we sold 25% or $10,369 participation interest in a  note receivable to Inland Real Estate Corporation (IRC), a related party.  We maintain the risk of non-payment by the borrower.  IRC will receive their prorata share of interest and loan fees.  After we sold the 25% interest, our note receivable balance is approximately $31,108.

In October 2006, MB REIT paid distributions to Inland Western as the holder of the series C preferred stock of $1,570 and paid distributions of $6,000 to the common stockholders.

We and MB REIT have acquired the following properties during the period October 1, 2006 through October 27, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
10/13	Lincoln Village	2002	40,068	128,962	Borders, Famous Footwear, Panera Bread
10/13	Parkway Centre North	2005	14,880	101,282	Dick's Sporting Goods, Best Buy, Michaels
10/18	Doral-Waukesha	1990/1991	2,400	43,940	Lang Companies
10/19	500 Hartland	2000	10,801	134,210	AMK Holding, Ltd.
10/20	55th Street	1997/1999	13,500	175,062	Pura-flo MPC, Inc.
10/20	Washington Mutual-Arlington	1983	38,000	239,905	Providian Bancorp Services
10/23	Industrial Drive	1995	7,379	139,000	Metals USA

MB REIT is obligated under earnout agreements to pay additional funds to certain sellers once space that was vacant at the time MB REIT acquired the property becomes occupied and the tenants begin paying rent.  During the period from October 1, 2006 through October 27, 2006, MB REIT funded earnouts totaling $672 at one of its existing properties.

No mortgage debt financings were obtained during the period from October 1, 2006 through October 27, 2006.

On October 27, 2006 the Series A shareholders of MB REIT signed a letter to extend the date that we are required to invest $1,200,000 into MB REIT to March 31, 2007 and to extend the date that the Series C shareholders are to be redeemed to January 31, 2007.  In addition the series A shareholders also signed a letter to modify the definition of “Adjusted Total Assets” as defined in the MB REIT’s Second Amended and Restated Articles of Incorporation to be equal to the sum of :(A) the Adjusted Total Assets (as calculated under the articles) plus (B) the Company’s cash and cash equivalents (including marketable securities).  For purposes of the prior sentence:  (1) “cash and cash equivalents” shall mean all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, and (2) “marketable securities” shall mean financial instruments and foreign currencies (such as notes, stock, preferred shares, bonds, debentures, options, futures, swaps, rights, warrants and other similar financial assets) which are actively traded on an established securities market, a secondary market or the substantial equivalent thereof.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2006 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

	2006	2007	2008	2009	2010	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	-	161,000	616,956

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	5.00%	5.17%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $3,764, net of accumulated amortization, is outstanding as of September 30, 2006.

We did not have any variable rate mortgage debt as of September 30, 2006.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction to document the various redemption options for Minto Delaware’s preferred and common stock.  This agreement is considered a derivative instrument and is accounted for pursuant to SFAS No. 133.  Derivatives are required to be  recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of these derivative instruments is estimated using the Black-Scholes model.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of September 30, 2006, our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2006, we have sold the following securities in our offering for the following aggregate offering prices:

•	93,683,497	shares on a best efforts basis for $936,835; and
•	1,152,634	shares pursuant to the DRP for $11,022

As of September 30, 2006, we had sold 94,816,131 shares resulting in gross proceeds of $947,657, excluding the 20,000 shares purchased by our sponsor for $200 preceding the commencement of our offering.

Since October 4, 2004 (inception) through September 30, 2006, we have incurred the following expenses in connection with the offering and sale of our shares:

Type of Expense	Amount
Selling commissions	$65,942
Marketing contributions	23,460
Other expenses to affiliates of the business manager	893
Other expenses	11,386

Total expenses	$101,681

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are $846,176.

As of September 30, 2006, we have used the net offering proceeds as follows:

Use of Proceeds	Amount
Investment in MB REIT	$450,000
Working capital	95,532
Investment in marketable securities	73,594
Temporary investments	227,050
Total uses	$846,176

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities, which were yielding 5.10% at September 30, 2006.  These temporary investments represent cash received from investors that has not been deployed to purchase properties or other investments.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matter to a Vote of Security Holders

None

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference

EXHIBIT NO.	DESCRIPTION

3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Form 10-Q for the period ended March 31, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006 (file number 000-51609))

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006 (file number 333-122743))

10.63

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.76

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.77

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.78

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.79

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.80

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.81

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.82

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.83

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.84

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.85

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.86

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.87

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.88

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.89

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.90

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.91

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.92

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.93

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.94

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.95

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.96

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.97

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.98

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.99

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.100

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.101

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.102

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.103

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.104

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.105

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.106

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.107

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.108

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.109

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.110

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.111

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.112

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.113

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.114

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.115

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.116

Agreement of Purchase and Sale by and between 80 South Eighth, L.L.C. and Inland Real Estate Acquisitions, Inc., dated June 29, 2006 (Re: IDS Center) (incorporated by reference to Exhibit 10.116 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.117

Assignment and Assumption of Purchase and Sale Agreement, dated June 29, 2006, by and between Inland Real Estate Acquisitions, Inc. and MB Minneapolis 8th Street, L.L.C. (Re: IDS Center) (incorporated by reference to Exhibit 10.117 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.118

Assumption Agreement by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C., Minto Builders (Florida), Inc., JBC Opportunity Fund II, L.P., and Teachers Insurance and Annuity Association of America (Re: IDS Center) (incorporated by reference to Exhibit 10.118 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.119

Assumption and Amendment of Mortgage by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C. and Teachers Insurance And Annuity Association of America (Re: IDS Center) (incorporated by reference to Exhibit 10.119 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.120

Mortgage, Assignments of Leases and Rents, Security Agreement and Fixture Filing Statement by and between 80 South Eighth, L.L.C. and Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 (Re: IDS Center) (incorporated by reference to Exhibit 10.120 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.121

Promissory Note made by 80 South Eighth, L.L.C. payable to Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 and Assumption of Note by and among MB Minneapolis 8th Street, L.L.C. and Teachers Insurance and Annuity Association of America (Re: IDS Center) (incorporated by reference to Exhibit 10.121 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.122

Closing Agreement by and between A-S 60 HWY 75-Loy Lake, L.P. and MB Sherman Town Center Limited Partnership (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.122 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.123

Assumption and Release Agreement by and between A-S 60 HWY 75-Loy Lake, L.P., Steven D. Alvis, Jay K. Sears, H. Dean Lane, Jr. and Kyle D. Lippman, MB Sherman Town Center Limited Partnership, Minto Builders (Florida), Inc. and Wells Fargo Bank, N.A., as Trustee (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.123 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.124

Deed of Trust and Security Agreement by A-S 60 HWY 70-Loy Lake, L.P. to Reno Hartfeil as trustee for the benefit of JP Morgan Chase Bank, dated June 15, 2004 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.124 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.125

Fixed Rate Note by A-S 60 HWY 70-Loy Lake, L.P. payable to JP Morgan Chase Bank, dated June 30, 2004 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.125 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.126

Guaranty by Minto Builders (Florida), Inc. for the benefit of Wells Fargo Bank, N.A., as Trustee under that certain Pooling and Servicing Agreement dated as of November 23, 2004 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.126 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.127

Guaranty of Borrower’s Recourse Liabilities by Minto Builders (Florida), Inc. for the benefit of Teachers Insurance and Annuity Association of America, Inc. (Re: IDS Center) (incorporated by reference to Exhibit 10.127 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.128

Assignment, dated July 14, 2006, from Minto Builders (Florida), Inc. to MB Sherman Town Center Limited Partnership of Real Estate Purchase Agreement, dated May 18, 2005 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.128 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.129	Loan Participation Agreement, by and between IA Orlando Sand, L.L.C. and Inland Real Estate Corporation, dated October 26, 2006 (*)

10.130	Promissory Note, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.131	First Mortgage and Security Agreement, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.132	First Mortgage and Security Agreement (7.86 acre parcel), by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.133	Loan Guaranty Agreement, by and between Stanley E. Thomas and Thomas Enterprises, Inc., to IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.134	Collateral Assignment of Agreements Affecting Real Estate, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand L.L.C., dated September 29, 2006 (*)

10.135

Environmental Indemnity Agreement, by and among Fourth Quarter Properties 124, L.L.C., Stanley E. Thomas and Thomas Enterprises, Inc., for the benefit of IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.136	NUMBER INTENTIONALLY LEFT BLANK

10.137

Fourth Side Letter Agreement to the Securities Purchase and Subscription Agreement and Second Amended and Restated Articles of Incorporation, by and between Minto Delaware, L.L.C. and Minto Builders (Florida), Inc., dated October 27, 2006 (*)

10.138

Third Side Letter Agreement to the Securities Purchase and Subscription Agreement, by and among Minto (Delaware), L.L.C. and Minto Holdings, Inc. and Minto Builders (Florida), Inc. and Inland American Real Estate Trust, Inc., dated October 27, 2006 (*)

10.139

Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (*)

10.140

Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (*)

10.141

Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (*)

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Affiliated Director
Date:	November 6, 2006

/s/ Lori J. Foust
By:	Lori J. Foust
Treasurer (principal financial and accounting officer)
Date:	November 6, 2006

Exhibit Index

The following exhibits are filed as part of this document or incorporated herein by reference

EXHIBIT NO.	DESCRIPTION

3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Form 10-Q for the period ended March 31, 2006, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006 (file number 000-51609))

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006 (file number 333-122743))

10.63

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.76

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.77

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.78

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.79

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.80

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.81

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.82

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.83

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.84

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.85

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.86

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.87

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.88

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.89

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.90

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.91

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.92

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.93

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.94

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.95

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.96

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.97

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.98

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.99

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.100

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.101

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.102

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.103

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.104

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.105

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.106

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.107

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.108

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.109

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.110

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.111

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.112

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.113

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.114

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.115

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.116

Agreement of Purchase and Sale by and between 80 South Eighth, L.L.C. and Inland Real Estate Acquisitions, Inc., dated June 29, 2006 (Re: IDS Center) (incorporated by reference to Exhibit 10.116 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.117

Assignment and Assumption of Purchase and Sale Agreement, dated June 29, 2006, by and between Inland Real Estate Acquisitions, Inc. and MB Minneapolis 8th Street, L.L.C. (Re: IDS Center) (incorporated by reference to Exhibit 10.117 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.118

Assumption Agreement by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C., Minto Builders (Florida), Inc., JBC Opportunity Fund II, L.P., and Teachers Insurance and Annuity Association of America (Re: IDS Center) (incorporated by reference to Exhibit 10.118 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.119

Assumption and Amendment of Mortgage by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C. and Teachers Insurance And Annuity Association of America (Re: IDS Center) (incorporated by reference to Exhibit 10.119 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.120

Mortgage, Assignments of Leases and Rents, Security Agreement and Fixture Filing Statement by and between 80 South Eighth, L.L.C. and Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 (Re: IDS Center) (incorporated by reference to Exhibit 10.120 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.121

Promissory Note made by 80 South Eighth, L.L.C. payable to Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 and Assumption of Note by and among MB Minneapolis 8th Street, L.L.C. and Teachers Insurance and Annuity Association of America (Re: IDS Center) (incorporated by reference to Exhibit 10.121 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.122

Closing Agreement by and between A-S 60 HWY 75-Loy Lake, L.P. and MB Sherman Town Center Limited Partnership (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.122 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.123

Assumption and Release Agreement by and between A-S 60 HWY 75-Loy Lake, L.P., Steven D. Alvis, Jay K. Sears, H. Dean Lane, Jr. and Kyle D. Lippman, MB Sherman Town Center Limited Partnership, Minto Builders (Florida), Inc. and Wells Fargo Bank, N.A., as Trustee (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.123 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.124

Deed of Trust and Security Agreement by A-S 60 HWY 70-Loy Lake, L.P. to Reno Hartfeil as trustee for the benefit of JP Morgan Chase Bank, dated June 15, 2004 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.124 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.125

Fixed Rate Note by A-S 60 HWY 70-Loy Lake, L.P. payable to JP Morgan Chase Bank, dated June 30, 2004 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.125 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.126

Guaranty by Minto Builders (Florida), Inc. for the benefit of Wells Fargo Bank, N.A., as Trustee under that certain Pooling and Servicing Agreement dated as of November 23, 2004 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.126 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.127

Guaranty of Borrower’s Recourse Liabilities by Minto Builders (Florida), Inc. for the benefit of Teachers Insurance and Annuity Association of America, Inc. (Re: IDS Center) (incorporated by reference to Exhibit 10.127 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.128

Assignment, dated July 14, 2006, from Minto Builders (Florida), Inc. to MB Sherman Town Center Limited Partnership of Real Estate Purchase Agreement, dated May 18, 2005 (Re: Sherman Town Center) (incorporated by reference to Exhibit 10.128 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.129		Loan Participation Agreement, by and between IA Orlando Sand, L.L.C. and Inland Real Estate Corporation, dated October 26, 2006 (*)

10.130		Promissory Note, by and between Fourth Quarter properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.131		First Mortgage and Security Agreement, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.132		First Mortgage and Security Agreement (7.86 acre parcel), by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.133		Loan Guaranty Agreement, by and between Stanley E. Thomas and Thomas Enterprises, Inc., to IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.134		Collateral Assignment of Agreements Affecting Real Estate, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand L.L.C., dated September 29, 2006 (*)

10.135

Environmental Indemnity Agreement, by and among Fourth Quarter Properties 124, L.L.C., Stanley E. Thomas and Thomas Enterprises, Inc., for the benefit of IA Orlando Sand, L.L.C., dated September 29, 2006 (*)

10.136		NUMBER INTENTIONALLY LEFT BLANK

10.137

Fourth Side Letter Agreement to the Securities Purchase and Subscription Agreement and Second Amended and Restated Articles of Incorporation, by and between Minto Delaware, L.L.C. and Minto Builders (Florida), Inc., dated October 27, 2006 (*)

10.138

Third Side Letter Agreement to the Securities Purchase and Subscription Agreement, by and among Minto (Delaware), L.L.C. and Minto Holdings, Inc. and Minto Builders (Florida), Inc. and Inland American Real Estate Trust, Inc., dated October 27, 2006 (*)

10.139

Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (*)

10.140

Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (*)

10.141

Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (*)

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