Form 10-K
period 2006-12-31
Inland American Real Estate Trust, Inc.
filed 2007-03-02
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) was $601,860,999.

As of February 21, 2007 there were 204,142,117 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the annual stockholders meeting are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

-i-

PART I

Item 1.  Business

General

We were incorporated in October 2004, as a Maryland corporation, to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations.  We have entered into property management agreements with Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC, affiliates of The Inland Group, Inc., which we refer to collectively as our property managers.  We have entered into a business management agreement with Inland American Business Manager and Advisor, Inc., an affiliate of our sponsor, to be our business manager.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock or shares at $10.00 each and up to 40,000,000 shares at $9.50 each, which may be purchased through our distribution reinvestment plan, or DRP.  We have also registered with the Securities and Exchange Commission our follow-on offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan.  The follow-on offering is not yet effective as of February 21, 2007.

As of December 31, 2006, subscriptions for a total of 166, 435,589 shares had been received, which includes 20,000 shares issued to our sponsor.  In addition, we sold 2,209,967 shares through our DRP as of December 31, 2006.  As a result of these sales, we have raised a total of approximately $1,681,765,000 of gross offering proceeds as of December 31, 2006.

As of December 31, 2006 on a consolidated basis we owned interests in 63 retail properties (the “retail properties”) containing a total of approximately 5.3 million square feet of retail space, 13 office properties (the “office properties”) containing a total of approximately 5.8 million square feet of office space, 16 industrial properties (the “industrial properties”) containing a total of approximately 3.5 million square feet of industrial space, and one multi-family property (the “multi-family property”) containing a total of 256 apartment units.  The retail properties, office properties, industrial properties and multi-family property are herein referred to collectively as the “properties”.  All of our properties are located within the United States.  As of December 31, 2006, the retail properties, the office properties, the industrial properties and the multi-family property were 95%, 97%, 100% and 91% leased, respectively.

Our business is not seasonal.

Tax Status

We and our joint venture partner, Minto Builders (Florida), Inc., herein referred to as MB REIT, have elected to be taxed as real estate investment trusts, or REITs, under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code for the tax year ending December 31, 2005.  Since we and MB REIT qualify for taxation as REITs, we and MB REIT generally will not be subject to Federal income tax to the extent we and MB REIT distribute at least 90% of our and MB REIT's REIT taxable income to stockholders (determined without regard to the deduction for dividends paid and by excluding any net capital gain), respectively.  If we or MB REIT fail to qualify as a REIT in any taxable year, we or MB REIT will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on its income and property, respectively, and to Federal income and excise taxes on our or MB REIT's undistributed income.  If MB REIT fails to qualify for REIT status, this will also affect our REIT status.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from real estate investment programs, including three REITs, sponsored by our sponsor and its affiliates for retail shopping centers and single tenant net-leased properties that may be suitable for our investment.  Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We have no employees and our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.'s affiliated entities, including our business manager and are compensated by these entities, in part, for their services rendered to us.

Segment Data

We operate on a consolidated basis in four business segments: office properties, retail properties, multi-family properties and industrial properties.  Information related to our business segments for the year 2006 is set forth in Note 11 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be independent.  Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.

Beginning on page 3, is a discussion of the risks that we believe are material to investors who purchase or own our common securities.  You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Environmental Matters

We believe that our portfolio of investment properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property.  These audits do not include soil sampling or ground water analysis.  Further, the environmental condition of our investment properties may be adversely affected by our tenants, by conditions of nearby properties or by unrelated third parties.  These audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.  These audits may not, however, reveal all potential environmental liabilities.

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2007:

Robert D. Parks, 63, has been our chairman of the board and director since our formation.

Brenda G. Gujral, 64, has been our president and director since our formation.

Roberta S. Matlin, 62, has been our vice president - administration since our formation.

Lori J. Foust, 42, has been our treasurer and principal accounting officer since October 2005.

Scott W. Wilton, 46, has been our secretary since our formation.

Customers

For the year ended December 31, 2006, one tenant represented more than 10% of our rental revenue.  AT&T, Inc. leases 100% of the SBC Center in Hoffman Estates, Illinois and One AT&T Center in St. Louis, Missouri, which generated approximately 25% of our rental revenue for the year ended December 31, 2006.  We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations.

Access to Company Information

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

Certifications

We have filed with the Securities and Exchange Commission the principal executive officer and principal financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

Item 1A.  Risk Factors

We may not be able to raise or access sufficient capital to fully diversify our assets.

Our ability to diversify our portfolio both as to the type of property or other investments we own and the geographic location of these investments is influenced by, among other things, the availability of capital, both debt and equity.  Although we have raised approximately $1,681,765,000 through December 31, 2006 in our existing offering of shares, this offering is being conducted on a “best-efforts” basis.  Thus, there is no assurance that we will be able to raise any set dollar amount in this or any future offering.  Further, policies adopted by our board, and provisions contained in our articles, limit the amount of money that we may borrow.  There is no assurance that we will be able to raise, or access, sufficient capital to fully diversify our assets.  Additionally, we are generally not limited in the number or size of our investments or the amount of capital we may invest in a single investment.

We compete with numerous other parties or entities for real estate assets and tenants.

We compete with numerous other persons or entities seeking to buy real estate assets, or to attract tenants to properties we already own, including REITs or other real estate operating companies.  These persons or entities may have greater experience and financial strength.  There is no assurance that we will be able to acquire additional real estate assets or attract tenants on favorable terms, if at all.  For example, our competitors may be willing to purchase properties at prices that result in yields below what we believe is our minimum required yield or may offer space at properties that compete with ours at rental rates below our existing rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties.  All of these factors could adversely affect our results of operations, financial condition and ability to pay distributions.

Stockholders’ investments are directly affected by general economic and regulatory factors that impact real estate investments.

Because we invest primarily in commercial real estate, our financial condition, results of operations and our ability to pay distributions is directly affected by general economic and regulatory factors impacting real estate investments.  These factors are generally outside of our control.  Among the factors that could impact our real estate assets and the value of a stockholder’s investment are:

•

local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we own or seek to acquire;

•

inability to collect rent from tenants;

•

vacancies or inability to rent space on favorable terms;

•

inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•

adverse changes in the laws and regulations applicable to us;

•

the relative illiquidity of real estate investments;

•

changing market demographics;

•

an inability to acquire and finance properties on favorable terms;

•

acts of God, such as earthquakes, floods or other uninsured losses; and

•

changes or increases in interest rates and availability of permanent mortgage funds.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases, which could adversely affect our financial condition, results of operations and ability to pay distributions.

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

•

increases in borrower defaults;

•

decreases in the value of property underlying mortgage-backed securities; and

•

conflicts between the debt structure used to acquire a mortgage and the debt structure of the mortgages.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

In some instances, we acquire real estate assets by using either existing financing or borrowing new monies.  Our articles generally limit the total amount we may borrow to 300% of our net assets.  In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” to our stockholders, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes.  Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.

Defaults on loans secured by a property we own may result in us losing the property or properties securing the loan that is in default as a result of foreclosure actions initiated by a lender.  For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property.

If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds.  We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate real estate assets.  In these cases, we will be responsible to the lender for repaying the loans if the subsidiary is unable to do so.  If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions will be adversely affected.

We compete with real estate investment programs sponsored by our sponsor for the time and services of personnel.

Our sponsor has sponsored other REITs, private real estate equity programs, exchange programs and private placement mortgage and note programs, and may in the future sponsor other real estate investment programs.  These programs compete with us for the time and attention of persons employed by our business manager, Inland Real Estate Acquisitions or our property managers and any of these other programs.  In addition, two of our directors, Ms. Gujral and Mr. Parks, who serve as our president and chairman of the board, respectively, are employed by our sponsor or its affiliates.  These persons may have conflicts in allocating their time and attention between us and these other programs or in acquiring properties or negotiating with tenants.  For example, a real estate asset or tenant may be directed to a competing program sponsored by our sponsor even though we may desire to acquire the property or to enter into, or retain, a lease with the tenant in question.

We do not have our own acquisition group.

We do not employ directly any person(s) responsible for identifying and acquiring properties or other real estate assets.  Instead, we rely on entities affiliated with our sponsor such as Inland Real Estate Acquisitions, Inc., referred to herein as IREA, and Inland Capital Markets to identify and acquire other real estate assets.  Other entities formed and organized by our sponsor likewise utilize these entities to identify and acquire real estate assets, including the type of assets that we seek to acquire.  IREA is a wholly owned indirect subsidiary of The Inland Group, Inc.  Mr. Parks is a director of The Inland Group and two of the other REITs formed and organized by our sponsor.  Ms. Gujral is a director of our sponsor and one of the other REITs.  Under the property acquisition agreement we have entered into with IREA, we have been granted certain rights to acquire all properties, REITs or real estate operating companies IREA identifies, acquires or obtains the right to acquire.  This right is subject to prior rights granted by IREA to other REITs formed and organized by our sponsor, which grant these entities rights superior to ours to acquire neighborhood retail facilities, community centers or single-user properties located throughout the United States.  The agreement with IREA may result in a property being offered to another entity, even though we may also be interested in, and have the ability to acquire, the subject property.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties, REITs or other real estate operating companies, which could reduce our income and the amount of distributions that we can make.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity.  Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates.  Increases in interest rates increase our interest costs.  If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.

Lenders may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions.

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from a lender to complete transactions or make investments that are ordinarily approved only by our board of directors.  In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.  Any restrictions on us or our operations also could limit our ability to pay distributions.

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

Even if we are able to access sufficient capital, we may suffer from delays in deploying the capital into properties or other real estate assets.  Delays may occur, for example, as a result of our relying on our business manager and its affiliates, including IREA, to identify these opportunities given that these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor.  Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns.  In addition, when we acquire a property prior to the start of construction or during the early stages of construction, it typically takes several months to complete construction and rent available space.  Therefore, cash flow attributable to those particular properties could be delayed.  If we are unable to deploy capital not otherwise invested in income-producing real estate assets in a timely manner, our ability to pay distributions will be adversely affected.  Pending investing in real estate assets, we may invest capital in short-term, highly-liquid investments.  These short-term investments typically yield less than investments in commercial real estate.  Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees in connection with our current offering and the expenses of our business manager, property managers and other affiliates of our sponsor in connection with acquiring real estate assets for us.

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

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with the use of derivative financial instruments.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based.  Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions will be adversely affected.

The use of derivative financial instruments may reduce the overall returns on your investments.  We have limited experience with derivative financial instruments and may recognize losses in our use of derivative financial instruments.  Any loss will adversely affect our results of operations, financial condition and ability to pay distributions.

The total amount we may borrow is limited by our articles of incorporation.

Our articles generally limit the total amount we may borrow to 300% of our net assets.  This limit could adversely affect our business, including:

•

limiting our ability to purchase real estate assets;

•

causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;

•

causing operational problems if there are cash flow shortfalls for working capital purposes; and

•

causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

We may make a mortgage loan to affiliates of, or entities sponsored by, our sponsor.

If we have excess working capital, we may, from time to time, and subject to the conditions in our articles, make a mortgage loan to affiliates of, or entities sponsored by, our sponsor.  These loan arrangements may not be negotiated at arm’s length and may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arrangements with a third-party borrower not affiliated with these entities.  Further, defaults on any of these loans could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk.  For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions.  Investments in real estate assets also are subject to adverse changes in general economic conditions which reduce the demand for rental space.  Other factors also affect the value of real estate assets, including:

•

federal, state or local regulations and controls affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•

the attractiveness of a property to tenants; and

•

labor and material costs.

Further, if our investments do not generate revenues sufficient to meet operating expenses, we may have to borrow amounts to cover fixed costs, and our cash available for distributions will be adversely affected.

We depend on tenants for the majority of our revenue, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action.  If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  Termination of significant leases also would have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Further, we may enter into leases containing co-tenancy provisions.  Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant.  A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease.  The exercise of any co-tenancy rights by tenants could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

We may incur additional costs in acquiring or re-leasing properties.

We may invest in properties designed or built primarily for a particular tenant or a specific type of use known as a “single-user facility.”  If the tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.  We also may incur significant costs to enforce our rights as a landlord against the defaulting tenant, all of which could adversely affect our revenues and expenses and reduce the cash available for distribution.

We may be restricted from re-leasing space.

In the case of leases with retail tenants, the majority of the leases contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center.  These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

We currently rely on one tenant for a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

For the year ended December 31, 2006, approximately 25% of our rental revenue was generated by the SBC Center in Hoffman Estates, Illinois and One AT&T Center in St. Louis, Missouri.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these two properties.  As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the two properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  A stockholder's investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, as of December 31, 2006, approximately 18% and 13% of our portfolio consists of properties located in the Chicago metropolitan area and the Houston area, respectively, and consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

We may be unable to sell assets if or when we decide to do so.

Our ability to sell real estate assets is affected by many factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type.  These factors are beyond our control.  We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

We may, from time to time, sell a property or other asset by providing financing to the purchaser.  There are no limits or restrictions on our ability to accept purchase money obligations secured by a mortgage as payment for the purchase price.  The terms of payment to us will be affected by custom in the area where the property being sold is located and then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  We will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser.  Defaults by any purchaser under any financing arrangement with us could, therefore, adversely affect our financial condition, results of operations and our ability to pay distributions.

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

We typically finance a portion of the purchase price for each property that we acquire.  However, to ensure that our offers are as competitive as possible, we generally do not enter into contracts to purchase property that include financing contingencies.  Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition.  In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations and distributions to stockholders.  Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract.  If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.  These consequences would adversely affect our revenues, diminish our portfolio and reduce the cash available for distribution.

There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.

We intend to continue paying regular monthly cash distributions to our stockholders.  However, there are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  There is no assurance that we will be able to continue paying distributions or that the amount of distributions will increase over time.

Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations.  As a result, our distribution rate and payment frequency may vary from time to time.  Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital to the extent of your tax basis and thereafter will result in the recognition of capital gain (long-term or short-term, depending on whether you have held your stock for more than a year).

Although our sponsor or its affiliates previously have agreed to forgo or defer advisor fees in an effort to maximize cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management and advisory fee due them from the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties.  In each case, our sponsor or its affiliates determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  In the case of Inland Western, our sponsor also advanced monies to Inland Western to pay distributions.  There is no assurance that our business manager will agree to forgo, defer or advance monies to enable us to pay distributions while we are raising capital and acquiring real estate assets.

Our share repurchase program may be amended, suspended or terminated by our board of directors at any time without stockholder approval, reducing the potential liquidity of your investment.

Our share repurchase program is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell their shares back to us.  Our board of directors, however, may amend, suspend or terminate the share repurchase program at any time in its sole discretion without stockholder approval.  Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate a stockholder’s ability to resell shares to us.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and the value of our stock.  We may acquire real estate assets located in areas that are susceptible to attack.  These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs.  Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur.  Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims.  Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

An increase in real estate taxes may decrease our income from properties.

From time to time the amount we pay for property taxes will increase as either property values increase or assessment rates are adjusted.  Increases in a property’s value or in the assessment rate will result in an increase in the real estate taxes due on that property.  If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease, which could have a material adverse effect on our financial condition, results of operation and ability to pay distributions.

Uninsured losses or premiums for insurance coverage may adversely affect your returns.

We attempt to adequately insure all of our properties against casualty losses.  There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims.  Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans.  These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties.  In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  If we incur any casualty losses not fully covered by insurance, the value of our assets will be reduced by the amount of the uninsured loss.  In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any of these sources of funding will be available to us in the future.

Our operating results may be negatively affected by potential development and construction delays and the resulting increase in costs and risks.

Investing in properties under development subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables.  Delays in completing construction also could give tenants the right to terminate preconstruction leases for space at a newly-developed project.  We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction.  These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a price to be paid for the property at the time we acquire the property.  If our projections are inaccurate, we may pay too much for a property, and our return on investment could suffer, thus impacting our ability to pay distributions.

The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigating or remediating contaminated properties, regardless of fault or whether the original disposal was legal.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

Some of these laws and regulations have been amended to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to spend material amounts of money.  Future laws, ordinances or regulations may impose material environmental liability.  Further, the condition of our properties may be affected by tenants, the condition of the land, operations in the vicinity of the properties, such as the presence of underground or above-ground storage tanks, or the activities of unrelated third parties. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations.  The cost of complying or failing to comply with all of the environmental laws and other governmental laws and regulations may have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in a property.  The costs of removing or remediating could be substantial.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses that may be operated.  These restrictions may require us to spend substantial amounts of money.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to hazardous substances.  The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our financial condition, results of operations and ability to pay distributions.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

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

To maintain the exemption, we must engage primarily in the business of buying or investing in real estate.  In addition, to comply with the exemptions, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise want to retain.  In addition, we may have to acquire assets that generate additional income or loss that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire consistent with our strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We may incur significant costs to comply with the Americans With Disabilities Act.

Investment in real estate assets also may be subject to the Americans With Disabilities Act of 1990, as amended.  Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We attempt to acquire properties that comply with the act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the act.  We may, however, be required to spend significant monies to comply with this act.

Sale leaseback transactions may be recharacterized in a manner unfavorable to us.

We may, from time to time, enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller.  The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy.  In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself.  The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions.  The transaction also may be recharacterized as a joint venture.  In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property.  Thus, recharacterization of a sale leaseback transaction could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

We may have increased exposure to liabilities as a result of any participation by us in Section 1031 Exchange Transactions.

We have entered into, and may continue to enter into, transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “1031 Exchange Transaction”).  Real estate acquired through a 1031 Exchange Transaction is commonly structured as the acquisition of real estate owned in co-tenancy arrangements with persons (1031 Participants) in tax pass-through entities, including single-member limited liability companies or similar entities.  Changes in tax laws may adversely affect 1031 Exchange Transactions.  Owning co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as:

•

the risk that a co-tenant may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•

the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•

the possibility that a co-tenant might become insolvent or bankrupt, which may be an event of default under mortgage loan financing documents or allow a bankruptcy court to reject the tenants in common agreement or management agreement entered into by the co-tenants owning interests in the property.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

If our interests become adverse to those of the other co-tenants in a 1031 Exchange Transaction, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants.  Even if we are given the opportunity to purchase the co-tenancy interests, we cannot guarantee that we will have sufficient funds available to complete a purchase.

In addition, we may desire to sell our co-tenancy interests in a given property at a time when the other co-tenants do not desire to sell their interests.  Therefore, we may not be able to sell our interest in a property at the time we would like to sell.  We also expect it to be more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright.  Further, agreements that contain obligations to acquire unsold co-tenancy interests in properties may be viewed by institutional lenders as a contingent liability against our cash or other assets, limiting our ability to borrow funds in the future.

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Subject to the limitations set forth in our articles, a director will not have any liability for monetary damages under Maryland law so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinary prudent person in a like position would use under similar circumstances.  In addition, our articles, in the case of our directors, officers, employees and agents, and the business management agreement and the property management agreements, with our business manager and property managers, respectively, require us to indemnify these persons for actions taken by them in good faith and without negligence or misconduct, or, in the case of our independent directors, actions taken in good faith without gross negligence or willful misconduct.  Moreover, we may enter into separate indemnification agreements with each of our directors and some of our executive officers.  As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that you would receive a “control premium” for your shares.

Corporations organized under Maryland law are permitted to protect themselves from unsolicited proposals or offers to acquire the company.  Although we are not subject to these provisions, our stockholders could approve an amendment to our articles eliminating this restriction.  If we do become subject to these provisions, our board of directors would have the power under Maryland law to, among other things, amend our articles without stockholder approval to:

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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for your shares.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” or any affiliate of that interested stockholder for a period of five years after the most recent purchase of stock by the interested stockholder.  After the five-year period ends, any merger or other business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•

80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

•

two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its common stock.

Our articles exempt any business combination involving us and The Inland Group or any affiliate of The Inland Group, including our business manager and property managers, from the provisions of this law.

Our articles place limits on the amount of common stock that any person may own without the prior approval of our board of directors.

To continue to qualify as a REIT, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year.  Our articles prohibit any persons or groups from owning more than 9.8% of our common stock without the prior approval of our board of directors.  These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.  Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our articles permit our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our articles, to issue up to forty million shares of preferred stock without stockholder approval.  Further, subject to certain restrictions set forth in our articles, our board may classify or reclassify any unissued preferred stock and establish the preferences, conversions or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any preferred stock.  Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

Under the Maryland Control Share Acquisition Act, persons or entities owning “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the corporation’s disinterested stockholders.  Shares of stock owned by the acquirer or by officers or directors who are employees of the corporation, are not considered disinterested for these purposes.  “Control shares” are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

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

We do not have arm’s-length agreements with our business manager, property managers or any other affiliates of our sponsor.

None of the agreements and arrangements with our business manager, property managers and other affiliates of our sponsor were negotiated at arm’s length.  These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm’s-length agreements with third parties.

Our business manager receives fees based upon our invested assets and, in certain cases, the purchase price for these assets, and may recommend that we make investments in an attempt to increase its fees.

Our business manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and on the purchase price paid to acquire interests in REITs or other real estate operating companies.  The book value of our assets includes amounts borrowed to acquire these assets.  Also, we will pay our business manager a fee each time we acquire a REIT or other real estate operating company.  Our business manager may, therefore: (1) borrow more money than prudent to increase the amount we can invest; (2) retain instead of sell assets; or (3) avoid reducing the carrying value of assets that may otherwise be viewed as impaired.  Further, because we will pay our business manager a fee when we acquire a controlling interest in a REIT or other real estate operating company but not a fee interest in real estate, our business manager may focus on, and recommend, acquiring REITs or other real estate operating companies even if fee interests in real estate assets generate better returns.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor and cannot predict the amount of fees to be paid.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us.  Because these fees generally are based on the amount of our invested assets, the purchase price for these assets or the revenues generated by our properties, we cannot predict the amounts that we will ultimately pay to these entities.  In addition, because employees of our business manager are given broad discretion to determine when to consummate a particular real estate transaction, we rely on these persons to dictate the level of our business activity.  Fees paid to our business manager, property managers and other affiliates of our sponsor reduce funds available for distribution to our stockholders.

Our sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our business manager and property managers.

We rely on persons employed by our business manager and property managers to manage our day-to-day operations.  Some of these individuals, including two of our directors, Ms. Gujral and Mr. Parks, who serve as our president and chairman of the board, respectively, also are employed by our sponsor or its affiliates, and may provide services to one or more investment programs previously sponsored by our sponsor.  These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and the business of our sponsor, its affiliates and the other entities formed and organized by our sponsor.  These individuals may not be able to devote all of their time and resources to our business even if needed, which could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

We acquire real estate assets from affiliates of our sponsor in transactions in which the price is not the result of arm’s length negotiations.

We have acquired real estate assets from affiliates of our sponsor, and may do so in the future.  Although the purchase price we paid for the assets was equal to the price paid for the assets by the affiliate plus any costs incurred by the affiliate in acquiring or financing the property or asset, it is possible that we could have negotiated a better price if we had negotiated directly with the seller.

From time to time, we purchase real estate assets from persons who have prior business relationships with affiliates of our sponsor.  Our interests in these transactions may be different from the interests of affiliates in these transactions.

From time to time, we purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with our sponsor.  The officers, directors or employees of our business manager, Inland Real Estate Acquisitions or our property managers who also perform services for our sponsor or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of our sponsor and its affiliates in preserving or furthering their respective relationships on the other hand.  We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

If we fail to qualify as a REIT in any taxable year, our operations and distributions to stockholders will be adversely affected.

We intend to operate so as to continue qualifying as a REIT under the Internal Revenue Code.  A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders.  Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations.  The determination of various factual matters and circumstances is not entirely within our control and may affect our ability to qualify, or continue to qualify, as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we were to fail to qualify as a REIT in any taxable year:

•

we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•

we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•

we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•

we would have less cash to pay distributions to stockholders; and

•

we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

If our assets are deemed to be ERISA plan assets, we may be exposed to liability under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies.  This is known as the “look-through rule.”  Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code.  If we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the income from the prohibited transaction.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income.  In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of the tax liability.  We also may be subject to state and local taxes on our income or property, either directly or at the level of the other companies through which we indirectly own our assets.  Any federal or state taxes paid by us will reduce our cash available to pay distributions.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations.  Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk generally will constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and also will be treated as nonqualifying income for purposes of the 95% income test also applicable to REITs unless specified requirements are met.  In addition, any income from foreign currency or other hedging transactions would generally constitute nonqualifying income for purposes of both the 75% and 95% income tests.  As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2006, on a consolidated basis, we owned 93 properties located in 23 states, consisting of 63 retail properties, 13 office properties, one multi-family property and 16 industrial properties.  The following tables set forth certain summary information about the properties as of December 31, 2006 and the location and character of the properties that we own.

The following table provides a summary of the property types that comprised our portfolio as of December 31, 2006 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Area (Sq. Ft.)	% of Total Gross Leasable Area	Annualized Base Rental Income	% of Annualized Base Rental Income

Retail Shopping Center and Malls	63	5,260,081	35.54%	$72,443	41.67%
Office Building	13	5,831,426	39.40%	$79,192	45.55%
Industrial/Distribution Center	16	3,474,279	23.48%	$20,335	11.70%
Apartment Complex	1	233,514	1.58%	$1,881	1.08%

Total	93	14,799,300	100.00%	$173,851	100.00%

The following table provides a summary of the market concentration of our portfolio as of December 31, 2006 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Square Feet	% of Total Gross Leasable Square Feet	Annualized Base Rental Income	% of Annualized Base Rental Income
California	1	76,977	0.52%	$1,679	0.97%
Connecticut	1	64,948	0.44%	$1,230	0.71%
Florida	2	208,918	1.41%	$2,524	1.45%
Georgia	2	79,265	0.54%	$1,345	0.77%
Illinois	9	2,867,343	19.37%	$35,905	20.65%
Iowa	1	126,900	0.86%	$430	0.25%
Kentucky	1	233,514	1.58%	$1,881	1.08%
Maryland	2	520,000	3.51%	$4,683	2.69%
Massachusetts	6	1,529,414	10.33%	$11,188	6.44%
Minnesota	2	1,502,412	10.15%	$20,497	11.79%
Missouri	2	1,475,834	9.97%	$15,031	8.65%
North Carolina	1	113,526	0.77%	$1,212	0.70%
New Hampshire	1	200,633	1.36%	$3,412	1.96%
New Jersey	1	68,323	0.46%	$933	0.54%
New York	1	52,500	0.35%	$930	0.53%
Ohio	3	351,229	2.37%	$3,792	2.18%
Pennsylvania	3	411,137	2.78%	$3,987	2.29%
Rhode Island	3	588,059	3.97%	$7,045	4.05%
South Carolina	1	55,718	0.38%	$458	0.26%
Texas	42	3,169,723	21.42%	$38,918	22.39%
Virginia	3	497,091	3.36%	$11,859	6.82%
Washington	1	253,064	1.71%	$2,877	1.65%
Wisconsin	4	352,772	2.39%	$2,035	1.18%

Total	93	14,799,300	100.00%	$173,851	100.00%

The following table sets forth information regarding the ten individual tenants comprising the greatest gross leasable area and greatest 2006 annualized base rent based on the properties owned as of December 31, 2006 (dollar amounts are stated in thousands).

Tenant Name	Type	Square Footage	% of Total Portfolio Square Footage	Annualized Base Rental Income	% of Total Portfolio Annualized Income
AT&T/SBC	Office	3,151,488	21.29%	$37,630	21.64%
C&S Wholesale Grocers	Indus./Dist.	1,720,000	11.62%	$10,340	5.95%
Stop & Shop	Retail	601,652	4.07%	$9,845	5.66%
Dopaco, Inc.	Indus./Dist.	299,176	2.02%	$1,098	0.63%
Lockheed Martin Corporation	Office	288,632	1.95%	$7,498	4.31%
Washington Mutual	Office	239,905	1.62%	$3,047	1.75%
24-Hour Fitness	Retail	238,621	1.61%	$3,587	2.06%
Cinemark USA, Inc.	Retail	225,507	1.52%	$2,903	1.67%
Oce-USA	Indus./Dist.	202,000	1.36%	$1,377	0.79%
FMC Corporation	Indus./Dist	178,600	1.21%	$563	0.32%

Retail Segment

The following tables set forth information regarding our properties by segment (dollar amounts are stated in thousands).

Retail Properties	Location	GLA Occupied as of 12/31/06	% Occupied as of 12/31/06	No. of Tenants as of 12/31/06	Mortgage Payable as of 12/31/06
24 Hour Fitness	Houston, TX	78,000	92%	4
24 Hour Fitness	Woodlands, TX	45,906	100%	1
6101 Richmond Ave	Houston, TX	19,230	100%	2
Pinehurst Shopping Center	Humble, TX	26,322	66%	18
Paradise Shops of Largo	Largo, FL	54,641	100%	6	$7,325
Saratoga Town Center	Corpus Christie, TX	60,282	98%	22
Willis Town Center	Willis, TX	15,240	87%	8
Woodforest Square	Houston, TX	26,866	67%	15
Windermere Village	Houston, TX	18,320	73%	12
Eldridge Town Center	Houston, TX	78,471	100%	30
NTB Eldridge	Houston, TX	6,290	100%	1
Blackhawk Town Center	Houston, TX	127,128	100%	12
Carver Creek	Dallas, TX	23,732	71%	2
Chili's- Hunting Bayou	Jacinto City, TX	5,476	100%	1
Joe's Crab Shack-Hunting Bayou	Jacinto City, TX	7,282	100%	1
Cinemark Theaters	Jacinto City, TX	68,000	100%	1
Antoine Town Center	Houston, TX	36,230	92%	19
Ashford Plaza	Houston, TX	25,467	71%	13
Highland Plaza	Houston, TX	73,780	99%	22
West End Square	Houston, TX	33,556	78%	13
Winchester Town Center	Houston, TX	16,500	92%	9
Atascocita Shopping Center	Humble, TX	47,326	100%	8
Cypress Town Center	Houston, TX	51,720	94%	26
Friendswood Shopping Center	Friendswood, TX	64,458	90%	14
Cinemark Theaters	Webster, TX	80,000	100%	1
Stables at Town Center (Phase I & II)	Spring, TX	86,581	88%	31
Walgreens	Springfield, MO	14,560	100%	1
Tomball Town Center	Tomball, TX	50,498	73%	20

Bay Colony Town Center	League City, TX	177,047	93%	25
Triangle Center	Longview, WA	249,384	99%	38	$23,600
Cinemark 12	Pearland, TX	38,910	100%	1
Hunting Bayou	Jacinto City, TX	125,185	93%	20
Lakewood Shopping Center	Margate, FL	144,677	94%	31	$11,715
Monadnock Marketplace	Keene, NH	200,633	100%	12	$26,785
Stop & Shop	Hyde Park, NY	52,500	100%	1	$8,100
Canfield Plaza	Canfield, OH	88,744	88%	10	$7,575
Shakopee Center	Shakopee, MN	103,442	100%	2	$8,800
Lincoln Mall	Lincoln, RI	427,856	97%	48	$33,835
Stop & Shop	Cumberland, RI	85,799	100%	1	$11,531
Stop & Shop	Malden, MA	79,229	100%	1	$12,753
Stop & Shop	Swampscott, MA	65,268	100%	1	$11,066
Stop & Shop	Southington, CT	64,948	100%	1	$11,145
Stop & Shop	Framingham, MA	64,917	100%	1	$9,269
Stop & Shop	Bristol, RI	63,128	100%	1	$8,368
Stop & Shop	Sicklerville, NJ	68,323	100%	1	$8,535
Bi-Lo	Greenville, SC	55,718	100%	1	$4,286
Brooks Corner	San Antonio, TX	140,705	95%	20	$14,276
Fabyan Randall	Batavia, IL	83,285	87%	11	$13,405
The Market at Hilliard	Hilliard, OH	104,656	97%	17	$11,220
Eldridge Lakes Town Center	Houston, TX	54,980	100%	21	$7,431
Spring Town Center	Spring, TX	78,998	98%	15	$7,307
CyFair Town Center	Cypress, TX	55,520	100%	28	$5,524
Sherman Town Center	Sherman, TX	283,318	99%	33	$38,197
Buckhorn Plaza	Bloomsburg, PA	74,065	93%	15	$9,025
Lincoln Village	Chicago, IL	130,601	95%	28	$22,035
Parkway Centre North	Grove City, OH	108,646	76%	3
Plaza at Eagles Landing	Stockbridge, GA	33,265	100%	11	$5,310
Glendale Heights I, II, III	Glendale Heights, IL	60,820	100%	3	$4,705
Lexington Road	Athens, GA	46,000	100%	1	$5,454
Newtown	Virginia Beach, VA	7,488	100%	1	$968
State Street Market	Rockford, IL	193,657	100%	6
New Forest Crossing II	Houston, TX	25,080	94%	7
Shoppes at Sherman Plaza	Evanston, IL	127,100	100%	12

Total Retail Properties		5,005,754	93%(1)	741	$349,545

(1)

weighted average occupancy

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Blackhawk Town Center, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Antoine Town Center, Ashford Plaza, Friendswood Shopping Center, Stables at Town Center (Phase I and II), Tomball Town Center, Bay Colony Town Center, Hunting Bayou, Lakewood Shopping Center, Lincoln Mall, Brooks Corner, Spring Town Center, CyFair Town Center, and Buckhorn Plaza includes an aggregate of 362,397 square feet leased to tenants under ground lease agreements (dollar amounts are stated in thousands).

Office Segment

Office Properties	Location	GLA Occupied as of 12/31/06	% Occupied as of 12/31/06	No. of Tenants as of 12/31/06	Mortgage Payable as of 12/31/06
6234 Richmond Ave	Houston, TX	15,701	61%	3
11500 Market Street	Houston, TX	2,719	100%	1
AT&T/SBC Center - Hoffman Estates	Hoffman Estates, IL	1,690,214	100%	1	$200,472
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	$17,325
Lakeview Technology Center I	Suffolk, VA	110,007	100%	1	$14,470
Dulles Executive Offices I & II	Herndon, VA	346,559	91%	8	$68,750
IDS	Minneapolis, MN	1,277,663	91%	218	$161,000
Washington Mutual	Arlington, TX	239,905	100%	1	$20,115
Commons Drive	Aurora, IL	60,000	100%	2	$3,663
Regional Road	Greensboro, NC	113,526	100%	1	$8,679
Santee	Santee, CA	76,977	100%	1	$12,023
Houston Lakes	Houston, TX	119,527	100%	1	$8,988
AT&T St. Louis	St. Louis, MO	1,461,274	100%	1	$112,695

Total Office Properties		5,667,182	97%(1)	240	$628,180

(1)

weighted average occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied as of 12/31/06	% Occupied as of 12/31/06	No. of Tenants as of 12/31/06	Mortgage Payable as of 12/31/06
McKesson Distribution Center	Conroe, TX	162,613	100%	1	$5,760
Thermo Process	Sugarland, TX	150,000	100%	1	$8,201
Doral	Waukesha, WI	43,500	100%	1	$1,364
500 Hartland	Hartland, WI	134,210	100%	1	$5,860
55th Street	Kenosha, WI	175,052	100%	1	$7,351
Industrial Drive	Horicon, WI	139,000	100%	1	$3,709
Deerpark	Deer Park, TX	23,218	100%	1	$2,965
Kirk Road	St. Charles, IL	299,176	100%	1	$7,863
Westport	Mechanicsburg, PA	178,600	100%	1	$4,029
1800 Bruning Drive	Itasca, IL	202,000	100%	1	$10,156
Baymeadow	Glen Burnie, MD	120,000	100%	1	$13,824
Clarion	Clarion, IL	126,900	100%	1	$3,171
C&S Wholesale Grocers- Westfield	Westfield, MA	520,000	100%	1
C&S Wholesale Grocers- Hatfield North	North Hatfield, MA	467,000	100%	1
C&S Wholesale Grocers- Hatfield South	South Hatfield, MA	333,000	100%	1
C&S Wholesale Grocers- Aberdeen	Aberdeen, MD	400,000	100%	1

Total Industrial/Distribution Properties		3,474,269	100%(1)	16	$74,253

(1)

weighted average occupancy

Multi-family Segment

Our multi-family property consists of one apartment building located in Louisville, Kentucky containing approximately 256 units.  As of December 31, 2006, 234 units were occupied and the mortgage payable on this property was approximately $10,725.

The majority of the income from our non multi-family property consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the property.  Certain of the major tenant leases require the landlord to pay certain of these expenses above or below specific levels which could affect our operating results.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

Item 3. Legal Proceedings

There are no material pending legal proceedings against us or any of our properties.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share. There is no established public trading market for our shares of common stock.

Share Repurchase Program

We provide a share repurchase program to provide limited liquidity for stockholders.  We may repurchase whole shares only, from time to time at the following prices:

•

from stockholders who have owned their shares for at least one year: $9.25 per share;

•

from stockholders who have owned their shares for at least two years: $9.50 per share;

•

from stockholders who have owned their shares for at least three years: $9.75 per share; and

•

from stockholders who have owned their shares for at least four years: a price determined by our board of directors but in no event less than $10.00 per share.

Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase.  We may use offering proceeds as well as proceeds from our distribution reinvestment plan and other operating funds, if any, reserved by our board, in its sole discretion, to fund the share repurchase program.  In the event that our funds exceed the amount necessary to repurchase shares, we may carry over the excess amount to the subsequent calendar month to repurchase shares during that month.  In the event that our funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular month, shares will be repurchased on a pro rata basis and the portion of any unfulfilled repurchase request will be held until next month unless withdrawn.  Subject to funds being available, we will limit the number of shares repurchased during any consecutive twelve (12) month period to five percent (5.0%) of the number of outstanding shares of common stock at the beginning of that twelve (12) month period. As of December 31, 2006, we repurchased 25,406 shares under the share repurchase program.

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

Any stockholder that has beneficially owned the shares for at least one year may participate in the share repurchase program with respect to his or her whole shares only.  However, if a stockholder dies prior to owning the shares for one year, we may waive the one-year holding period for the beneficiaries or heirs, as appropriate.

During the quarter ended December 31, 2006, we repurchased shares of our common stock as follows:

	Total Number of	Average Price	Total Number of Shares Repurchased as Part of Publicly	Maximum Number of Shares That May Yet Be Purchased Under
	Shares Repurchased	Paid per Share	Announced Plans or Programs	the Plans or Programs
October 2006	-		$-	(1)
November 2006	973	$9.25	973	(1)
December 2006	24,433	$9.25	24,433	(1)

Total	25,406		25,406

(1) A description of the maximum number of shares that may be repurchased under our share repurchase program is included in the narrative preceding this table.

Stockholders

As of February 21, 2007, we had 54,133 stockholders of record.

Distributions

We have been paying monthly cash distributions since October 2005. The table below sets forth the amount of distributions paid since our inception.  The rate shown is the monthly per share amount.

Rate (per share per month)	Date Declared	Date Distributed
$ .04167	October 1, 2005 - December 1, 2005	November 12, 2005 - January 12, 2006
$ .05000	January 1, 2006 - October 1, 2006	February 12, 2006 - November 12, 2006
$ .05083	November 1, 2006 - January 1, 2007	December 12, 2006 - February 12, 2007

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2006 to December 31, 2006 totaling $41,177,705 or $.601 per share.  We increased our dividend to $.05083 from $.05000 for dividends declared in November of 2006.  We expect to continue paying monthly cash distributions at a per share rate of $.05083 through the remainder of 2007. For federal income tax purposes for the year ended December 31, 2006, 49.45% of the distributions paid constitutes a return of capital.

Use of Proceeds from Registered Securities

We are currently offering shares of our common stock at $10.00 per share. The effective date of our offering was August 31, 2005 and our registration number is 333-122743.

As of December 31, 2006, we have sold the following securities in our offering for the following aggregate prices:

•	166,435,589	shares on a best efforts basis for approximately $1,660,771,000; and
•	2,209,967	shares pursuant to the DRP for approximately $20,994,000.

The total of shares and gross offering proceeds, net of shares repurchased, from our offering as of December 31, 2006 was $168,600,150 shares for approximately $1,681,565,000, excluding the 20,000 shares purchased by our sponsor for $200,000 preceding the commencement of our offering.

Since October 4, 2004 (inception) through December 31, 2006, we have incurred the following expenses in connection with the offering and sale of our shares:

Type of Expense	Amount
Selling commissions	$117,465,000
Marketing contribution	40,795,000
Other expenses to affiliates of the business manager	1,139,000
Other expenses	18,613,000
Total expenses	$178,012,000

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are $1,503,753,000 as of December 31, 2006.

We have used the net offering proceeds as follows as of December 31, 2006:

Use of Proceeds	Amount
Investment in joint ventures	$1,046,623,000
Investment in investment property	207,788,000
Investment in notes receivable	50,434,000
Working capital	12,314,000
Investment in marketable securities	80,594,000
Temporary investments	106,000,000
Total uses	$1,503,753,000

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column)

Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Independent Director Stock Option Plan	17,500	$8.95	57,500

Total:	17,500	$8.95	57,500

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to purchase 3,000 shares following their becoming a director and for the grant of additional options to purchase 500 shares on the date of each annual stockholder's meeting.  The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant.  All other options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share.  The subsequent options are exercisable at $8.95 per share prior to the time that there is a public market for our shares.  On February 21, 2006, we granted each of our five independent directors his or her initial option to acquire 3,000 shares.  On April 21, 2006, we granted each of our five independent directors 500 shares on the date of the annual stockholders meeting.

Recent Sales of Unregistered Securities

On October 20, 2004, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to our sponsor, Inland Real Estate Investment Corporation, in connection with our formation.  No sales commission or other consideration was paid in connection with the sale.  The sale was consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

Item 6. Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations.  Such selected data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands.)

	2006	2005	2004

Total assets	$3,040,544	865,851	731

Mortgages and margins payable	$1,107,113	227,654	-

Total income	$123,202	6,668	-

Total interest and dividend income	$23,289	1,740	-

Net income (loss) applicable to common shares	$1,131	(1,373)	(24)

Net income (loss) per common share, basic and diluted (a)	$.02	(1.55)	(1.20)

Distributions declared to common stockholders	$41,178	438	-

Distributions per weighted average common share (a)	$.60	.11	-

Funds From Operations (a)(b)	$45,626	(775)	-

Cash flows provided by (used in) operating activities	$65,883	11,498	(14)

Cash flows used in investing activities	$(1,552,014)	(810,725)	-

Cash flows provided by financing activities	$1,751,494	836,156	214

Weighted average number of common shares outstanding, basic and diluted	68,374,630	884,058	20,000

(a)

The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the year ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended December 31, 2006 and for the period from August 31, 2005

(commencement of the offering) to December 31, 2005.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in a 100% return of capital for tax purposes.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  For the year ended December 31, 2006, $16,697 (or approximately 50% of the $33,393 distribution paid in 2006) represented a return of capital.  For the year ended December 31, 2005, $123 (or 100% of the distributions paid for 2005) represented a return of capital due to the tax loss in 2005.  No distributions were made in 2004.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our relative property performance to determine our return on capital.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		Year Ended December 31,
		2006	2005
	Net income (loss) applicable to common shares	$1,131	(1,373)
Add:	Depreciation and amortization related to investment properties	49,681	3,459
Less:	Minority interests' share of the above adjustment	5,186	2,861

	Funds from operations	$45,626	(775)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.

The following discussion and analysis relates to the years ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.

A discussion of activity for 2004 is not included because we were newly formed and did not have any significant operating or other activity during that period.

Overview

Inland American Real Estate Trust, Inc., herein referred to as Inland American, was incorporated in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of whom are affiliates of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock or shares at $10.00 each, and up to 40,000,000 shares at $9.50 each, which may be purchased through our dividend reinvestment plan, herein referred to as DRP.

As of December 31, 2006, subscriptions for a total of 166,410,183 shares, net of shares repurchased, had been received including 20,000 shares issued to our sponsor.  In addition, we sold 2,209,967 shares through our DRP.  As a result of these sales, we have raised a total of $1,681,765 of gross offering proceeds as of December 31, 2006.

Our investment objectives are to invest in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.  To achieve these objectives, we selectively acquire and actively manager investments in commercial real estate.  We actively manage our assets by leasing and releasing space at favorable rates, controlling expenses, and maintaining strong tenant relationships.  We intend on potentially creating additional value through redeveloping and repositioning some of our properties in the future.  We have distributed funds generated from cash flow from operating and investing activities including interest earned on cash investments and investment income earned and sale from marketable securities to our stockholders.

On a consolidated basis, essentially all of our revenues and operating cash flows this year were generated by collecting rental payments from our tenants, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on the mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, some tenants of various properties are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.

When evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•

Economic occupancy (or "occupancy" - defined as actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period), lease percentage (the percentage of available net rentable area leased for our commercial segments and percentage of apartment units leased for our residential segment) and rental rates.

•

Leasing activity - new leases, renewals and expirations.

•

Funds from Operations ("FFO"), a supplemental measure to net income determined in accordance with GAAP.

Acquisition Strategy

We seek to acquire and manage a diversified (by geographical location and by property type) portfolio of real estate primarily improved for use as shopping or retail centers, malls, multi-family residential buildings, office and industrial buildings.

We do not generally focus property acquisitions in any one particular geographic location within the United States.  However, we generally endeavor to acquire multiple properties within the same major metropolitan market so that property management is done more efficiently.  We also seek properties (excluding multi-family properties) with existing “net” leases.  “Net” leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent payments.  We also may enter into purchase and leaseback transactions in which we will purchase a property and lease the property back to the seller.

To provide us with a competitive advantage over other potential purchasers, we generally do not condition any acquisition on our ability to secure financing.  We also may agree to acquire a property once construction is completed.  In this case, we will be obligated to purchase the property if the completed property conforms to definitive plans, specifications and costs approved by us.  In addition, we may require the developer to have entered into leases for a certain percentage of the property.  We also may construct or develop properties and render services in connection with developing or constructing the property so long as providing these services do not cause us to lose our qualification to be taxed as a real estate investment trust or REIT.

We also may seek to acquire publicly traded or privately owned entities that own commercial real estate assets.  These entities may include REITs and other “real estate operating companies,” such as real estate management companies and real estate development companies.  We do not have, and do not expect to adopt, any policies limiting our acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset.  In most cases, we evaluate the feasibility of acquiring these entities using the same criteria we will use in evaluating a particular property.  Any entity we acquire is operated as either a wholly-owned or controlled subsidiary.  As part of any such acquisition or shortly thereafter, we may sell certain properties, including sales to affiliates of our sponsor that in our view, would not be consistent with the remaining properties in our portfolio.  We may acquire these entities in negotiated transactions or through tender offers.  Any acquisition must, however, be consistent with maintaining our qualification to be taxed as a REIT.

We consider a number of factors in evaluating whether to acquire any particular asset, including:

•

geographic location and property type;

•

condition and use of the asset;

•

historical performance;

•

current and projected cash flow;

•

potential for capital appreciation;

•

potential for economic growth in the area where the asset is located;

•

presence of existing and potential competition;

•

prospects for liquidity through sale, financing or refinancing of the asset; and

•

tax considerations.

Financing Strategy

We routinely borrow money to acquire real estate assets either at closing or at sometime thereafter.  These borrowings may take the form of temporary, interim or permanent financing from banks, institutional investors and other lenders including lenders affiliated with our sponsor. These borrowings generally are secured solely by a mortgage on one or more of our properties but also may require us to be directly or indirectly (through a guarantee) liable for the borrowings.  We may borrow at either fixed or variable interest rates and on terms that require us to repay the principal on a typical, level schedule or at one-time in “balloon” payments.  We also may establish a revolving line of credit for short-term cash management and bridge financing purposes.

As a matter of policy, adopted by our board, the aggregate borrowings secured by all of our assets may not exceed 55.0% of the combined fair market value of our assets.  For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, if later dated.  In the case of assets acquired through a merger, we will use the value accorded to the assets on the acquisition balance sheet.  Our articles limit the amount we may borrow, in the aggregate, to 300.0% of our net assets which are defined as total assets, other than intangibles at cost before deducting depreciation or other non-cash reserves less total liabilities, calculated at least quarterly on a basis consistently applied.  Any borrowings over this limit must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with the reason for exceeding the limit.  In addition, a majority of the holders of common stock present at a meeting of the stockholders must approve any issuance of preferred stock that would cause our aggregate borrowings, including amounts payable by us in respect of the preferred stock, to exceed 300.0% of our net assets.

MB REIT's articles of incorporation do not permit, at any time, the ratio of its outstanding debt plus the aggregate liquidation preference of its outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by Inland American's board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the book value of the real estate assets of MB REIT (without reduction for depreciation or amortization) and its subsidiaries.  Total borrowings include the aggregate liquidation preference of its series A preferred stock. The debt covenant ratio is tested at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred stockholders agreed to exclude the preferred share amounts as borrowings through December 31, 2006 and to include MB REIT's cash as part of its total assets for purposes of calculating compliances with the debt covenant ratio.  As of December 31, 2006, the debt ratio, based on this adjusted definition, was 42% and 58% without this change in the calculation.

Properties and Investments

Joint Ventures

During the second quarter of 2006, we entered into joint ventures in which we have an ownership interest of 67% in each of the eight limited liability companies, herein referred to as the LLCs which own eight single tenant retail shopping centers. The LLC Properties are located in Connecticut, Massachusetts, New Jersey, Rhode Island, and South Carolina, and are 100% occupied as of December 31, 2006.  In the first quarter of 2006, we entered into a joint venture in which we have an ownership interest of 75% in a limited liability company which owns Hyde Park Shopping Center. These entities are considered variable interest entities or "VIE's" as defined in FIN 46(R) and we are considered the primary beneficiary.  Therefore, these entities are consolidated by us and the assets, liabilities, equity and results of operations are consolidated in our financial statements and discussions contained herein.  The eight LLC Properties and Hyde Park Shopping Center are herein referred to as the JV Properties.

We entered into a joint venture during the fourth quarter of 2005 with Minto Delaware, a privately held Florida corporation, pursuant to which we agreed to invest up to approximately $1,172,000 in a privately held entity known as MB REIT.  Minto Delaware owns approximately $264,000 of Series A Preferred Stock in MB REIT as well as 23,000 shares of common stock.  As of December 31, 2006, we had invested approximately $1,050,000 in MB REIT resulting in us owning 822,887 shares of common stock or approximately 97% of MB REIT's outstanding common stock.

As part of our agreement with Minto Delaware, we were given the right to designate, and have designated, three persons (consisting of two of our directors and our principal financial officer) to serve on the five person board of MB REIT.  Minto Delaware designates the other two board members.  We also agreed that until we have made our entire $1,172,000 capital contribution, which obligation was satisfied on January 23, 2007, we would provide MB REIT with a right of first refusal on all fee interests in real property.

For financial statement reporting purposes, we also consolidate the assets, liabilities, equity and results of operations of MB REIT and the JV Properties in our financial statements and discussions contained herein.  Adjustments are made for the interests of minority holders in MB REIT and the JV Properties.

Marketable Securities

We had investments in marketable securities of $159,433 at December 31, 2006 consisting of preferred and common stock investments in other REITs.  For the year ended December 31, 2006, we realized a gain of $4,096 on the sale of shares, earned dividend income of $7,434 and recorded $21,658 of accumulated other comprehensive income.  We have invested a portion of our net proceeds from our offering of common stock in marketable securities of other REITS.  Although these investments have generated both current income and gain on sale, during the year ended December 31, 2006, there is no assurance that existing or future investments will generate any income or gains in the future.

Investment Properties

As of December 31, 2006, we owned, on a consolidated basis, 93 properties consisting of 63 retail properties, 13 office properties, one multi-family property and 16 industrial properties.

The following table summarizes certain key operating performance measures for our properties as of and for the years ended December 31, 2006 and 2005.

	Total Properties
	As of December 31,
	2006	2005
Multi-family Property

Physical occupancy	91%	-
End of month scheduled base rent per unit per month	$764.00	$-

Office Properties

Physical occupancy	97%	99%
Base rent per square foot	$13.58	$13.87

Retail Properties

Physical occupancy	95%	88%
Base rent per square foot	$13.77	$13.19

Industrial Properties

Physical occupancy	100%	100%
Base rent per square foot	$5.85	$4.07

As shown in the table above, physical occupancy of our office properties was 99% in 2005 and 97% in 2006.  The decrease is primarily due to acquiring multi-tenant properties that had lower occupancy levels than our existing portfolio.  Average rental rates have also decreased in 2006 for the same reason by 2% to $13.58 per square foot from $13.87 per square foot in 2005.  The decrease is due to lower rental and occupancy rates on the 2006 acquisition properties.  Lease transactions of 33,108 square feet were completed in 2006 including 21,857 square feet of new leases.  We remain cautiously optimistic about the office business as we continue to see positive trends in our portfolio including increasing leasing and rental rates.

During 2006, we acquired 32 retail properties.  These acquisitions triggered the shifts in our property performance indicators above.  At the end of 2006, we owned 63 retail properties.  The 2005 year-end occupancy and base rent per square foot for the retail properties which we owned was 88% and $13.19 per square foot.  In 2006, the year-end occupancy for our retail properties increased 7% and base rent per square foot increased 4%.  The increase in occupancy is due to higher rental and occupancy rates on the 2006 acquisition properties.

Each of the retail property indicators in the above table continued to improve during 2006.  We expect these upward trends to continue during 2007.  In 2006, we entered into 161,495 square feet of new lease transactions which were comparable or above current rental rates.

Physical occupancy of our industrial properties was 100% throughout 2005 and 2006.  Average rental rates have increased in 2006 by 30% to $5.85 per square foot from $4.07 per square foot in 2005.  The increase is due to higher rental rates on the 2006 acquisition properties as compared to the 2005 acquisition properties.  Lease transactions of 255,815 square feet were completed in 2006 which were comparable or above current rental rates.  We are optimistic about the industrial business as we continue see positive trends in occupancy and rental rates in our portfolio.

The national multi-family market is in strong condition due to the healthy job market and low unemployment combined with decreasing supply due to condo conversions.  Our multi-family property is operating as expected based on market conditions.

With our diversified strategy of investing in multi-family, industrial, office and retail property types, we expect to be able to alter our asset mix to leverage market timing and maximize our investment returns.  Our diversified strategy allows us to balance risk and reward and to leverage changing market conditions in four distinct segments, which we believe lowers our risk profile, adds stability and sets us apart from our industry peers that are invested in a single property type.

The following table lists the top ten tenants in all segments of our consolidated portfolio as of December 31, 2006 based on the amount of square footage they each occupy (dollar amounts are stated in thousands.).

Tenant Name	Type	Square Footage	% of Total Portfolio Square Footage	Annualized Income	% of Total Portfolio Annualized Income
AT&T/SBC	Office	3,151,488	21.29%	$37,630	21.64%
C&S Wholesale Grocers	Indus./Dist.	1,720,000	11.62%	$10,340	5.95%
Stop & Shop	Retail	601,652	4.07%	$9,845	5.66%
Dopaco, Inc	Indus./Dist.	299,176	2.02%	$1,098	0.63%
Lockheed Martin Corporation	Office	288,632	1.95%	$7,498	4.31%
Washington Mutual	Office	239,905	1.62%	$3,047	1.75%
24-Hour Fitness	Retail	238,621	1.61%	$3,587	2.06%
Cinemark USA, Inc.	Retail	225,507	1.52%	$2,903	1.67%
Oce-USA	Indus./Dist.	202,000	1.36%	$1,377	0.79%
FMC Corporation	Indus./Dist	178,600	1.21%	$563	0.32%

The majority of the income from our properties (excluding the multi-family property) consists of rent received under long-term leases.  Most of the leases require the tenant to pay a fixed minimum amount of rent, paid monthly in advance, and a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the property.  Certain of the tenant leases require the landlord to pay expenses above or below specific levels which could affect our operating results.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

Insurance Captive

During October 2006, we entered into an agreement with a limited liability company formed as an insurance association captive (the "Insurance Captive"), which is wholly owned by three other related REITs sponsored by our sponsor, Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. and serviced by a related party, Inland Risk and Insurance Management Services Inc.  We became a member of the Insurance Captive on October 1, 2006.  The Insurance Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  We entered into the Insurance Captive to stabilize our insurance costs, manage our exposures and recoup expenses through the functions of the captive program.  The Insurance Captive is capitalized with $750 in cash, of which our initial contribution was $188.  We are required to remain as a member of the Insurance Captive for a period of five years.  Accordingly, we are required to continue making contributions to the Insurance Captive during this period even if we otherwise would be able to obtain lower insurance rates from a third party provider.  This entity is considered to be a VIE as defined in FIN 46(R) and we are not considered the primary beneficiary.  This investment is accounted for utilizing the equity method of accounting.  Under the equity method of accounting, our net equity investment is reflected on the consolidated balance sheets and the consolidated statements of operations included our share of net income or loss from the unconsolidated entity.

Results of Operations

General

The following discussion is based on our consolidated financial statements for the years ended December 31, 2006 and 2005.  As of December 31, 2006, all of our property acquisitions, except for Lincoln Village Shopping Center and related borrowings and our four C&S Wholesale industrial/distribution properties have been completed through our consolidated joint ventures.

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060
June 30, 2006	13	1,455,154	$277,067
September 30, 2006	8	2,386,757	$544,340
December 31, 2006	29	6,161,185	$712,320

Total	93	14,490,923	$2,430,777

Consolidated Results of Operations

Other public REITs typically provide their results of operations in relation to same store results.  We cannot provide our results in this format because we have not owned any properties for two consecutive years.  We intend on presenting our results of operations in the same store format when our property portfolio is more seasoned.

Rental Income, Tenant Recovery Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  Total property revenues were $123,202 and $6,668 for the years ended December 31, 2006 and 2005, respectively.

The majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the property owners for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

	2006	2005	2006 increase from 2005
Property rentals	$93,428	$5,877	$87,551
Straight-line rents	4,588	250	4,338
Amortization of acquired above and below market leases, net	403	25	378

Total rental income	$98,419	$6,152	$92,267

Tenant recoveries	21,547	509	21,038
Other income	3,236	7	3,229

Total property revenues	$123,202	$6,668	$116,534

Total property revenues increased $116,534 in 2006 as compared to 2005.  The increase in property revenues in 2006 was due primarily to acquisitions of properties made in 2006 and the increase in revenues from properties acquired in 2005 and 2006.

A summary of economic occupancy by segment follows:

Consolidated Economic Occupancy

Segment	2006	2005	2006 increase (decrease) from 2005

Office	97%	99%	(2%)
Retail	96%	88%	8%
Multi-family	91%	N/A %	N/A
Industrial	100%	100%	0%

Total (1)	97%	94%	3%

(1)  weighted average occupied

Our overall economic occupancy increased 3% in 2006 as compared to 2005.  Property acquisitions in the industrial and retail sectors partially offset by higher vacancies in the office sector, accounted for the increase in overall economic occupancy in 2006.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $32,826 and $987 for the years ended December 31, 2006 and 2005, respectively.

	2006	2005	2006 increase from 2005

Property operating expenses	$20,951	$626	$20,325
Real estate taxes	11,840	361	11,479

Total property expenses	$32,791	$987	$31,804

Real estate operating expenses as a percentage of total property revenues were 26.5% for 2006 and 14.8% for 2005.

Total property operating expenses and real estate taxes increased $31, 804 in 2006 compared to 2005 due primarily to the properties acquired in 2005 and 2006.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	2006	2005	2006 increase from 2005

Depreciation and amortization	$49,681	$3,459	$46,222
Interest expense	31,553	1,412	30,141
General and administrative	7,613	1,266	6,347

	$88,847	$6,137	$82,710

Depreciation and amortization

The $46,222 increase in depreciation and amortization expense in 2006 relative to 2005 was due substantially to the impact of the properties acquired in 2006.

Interest expense

The $30,141 increase in interest expense in 2006 as compared to 2005 was primarily due to (1) 2006 mortgage debt financings, (2) the increase in margin borrowing on our stock and (3) the assumption of mortgage debt on four newly purchased properties.

A summary of interest expense for the years ended December 31, 2006 and 2005 appears below:

	2006	2005	2006 increase from 2005
Debt Type
Margin and notes payable	$47,930	$14,097	$33,833
Mortgages	1,062,703	213,557	849,146

Total	$1,110,633	$227,654	$882,979

General and Administrative Expenses. General and administrative expenses consist of professional services, salaries and computerized information services costs reimbursed to affiliates of the business manager for maintaining our accounting and investor records, affiliates of the business manager common share purchase discounts, directors and officers insurance, postage, board of directors fees and printer costs.  Our expenses were $7,613 and $1,266 for the years ended December 31, 2006 and 2005, respectively.  The increase in 2006 as compared to 2005 is due primarily to a full year property ownership in 2006.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and distributions from investments in REIT shares.  Our interest and dividend income was $23,289 and $1,740 for the years ended December 31, 2006 and 2005, respectively, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments.  We also realized a gain on securities in 2006 of $4,096. Interest income was $15,720 and $1,610 for the years ended December 31, 2006 and 2005, respectively, resulting primarily from interest earned on cash investments.  There is no assurance that we will be able to generate the same level of investment income or gains in the future.

Minority Interest

The minority interest represents the interests in MB REIT owned by third parties:

For the year ended December 31, 2006.

	Capital			Income
	Balance	Redemption	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$-	$(9,245)	$9,245	$264,132
Series B preferred stock (2)	125	-	(15)	15	125
Series C preferred stock (3)	264,003	(264,003)	(16,489)	16,489	-
Common stock (1)	27,585	-	(1,804)	(1,739)	24,042

	$555,845	$(264,003)	$(27,553)	$24,010	$288,299

For the year ended December 31, 2005.

	Capital			Income
	Balance	Redemption	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$-	$(2,076)	$2,076	$264,132
Series B preferred stock (2)	-	-	-	-	-
Series C preferred stock (3)	224,003	-	(2,108)	2,108	224,003
Common stock (1)	29,348	-	-	(1,762)	27,586

	$517,483	$-	$(4,184)	$2,422	$515,721

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western Retail Real Estate Trust, Inc.

(4)

income allocation for GAAP purposes is not the same as allocation of income for tax purposes

Allocations of profit and loss are made first to series A, B, and C preferred stockholders to equal their distributions and then to the common stockholders in accordance with their ownership interest.  The income allocation for the common stockholders for the years ended December 31, 2006 and 2005 was based on the average monthly ownership percentages of the stockholders during the period.  As of December 31, 2006, Inland American and MD's effective ownership interest of the common stock was 97% and 3%, respectively.

Other Income and Expense

Under the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") and the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), the put/call arrangements related to the MB REIT transaction as discussed under "Liquidity" are considered derivative instruments.  The asset and liabilities associated with these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statement of operations.

The value of the put/call arrangements was a liability of $304 and $237 as of December 31, 2006 and 2005, respectively.  Other expense of $46 and $237 was recognized for the year ended December 31, 2006 and 2005, respectively. The value of the put/call arrangements increased from December 31, 2005 to December 31, 2006 due in part to the life of the put/call being reduced by one year and due to an increase in interest rates in the economic environment causing an increase in the risk free rate used to value the arrangements. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

An analysis of results of operations by segment follows:

Office Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Property rentals	$40,261	$3,260	$37,001
Tenant recoveries	7,359	26	7,333
Straight-line rents	2,347	140	2,207
Amortization of acquired above and below market leases, net	(245)	(6)	(239)
Other income	1,870	1	1,869

Total real estate rental revenue	$51,592	$3,421	$48,171

Real Estate Expenses
Operating expenses and real estate taxes	$12,271	$277	$11,994

Total operating and real estate expenses	$12,271	$277	$11,994

Comparison of Year Ended December 31, 2006 to 2005.  Office properties real estate rental revenues increased from $3,421 in 2005 to $51,592 in 2006 mainly due to the acquisition of nine properties in 2006 and an entire year of operations for properties purchased in 2005.  Office properties real estate expenses also increased from $277 in 2005 to $12,271 in 2006 mainly due to the acquisition of nine properties in 2006 and an entire year of operation for properties purchased in 2005.

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

Office segment operating expenses per square foot are lower than the retail segments because several of the office leases are net leases and tenants are responsible for paying their own common area maintenance costs, real estate taxes and insurance.  We own fewer office properties than retail properties.

Retail Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Property rentals	$48,670	$2,455	$46,215
Tenant recoveries	13,894	481	13,413
Straight-line rents	1,936	104	1,832
Amortization of acquired above and below market lease, net	664	31	633
Other income	1,248	6	1,242

Total real estate rental revenue	$66,412	$3,077	$63,335

Real Estate Expenses

Operating expenses and real estate taxes	$19,381	$699	$18,682

Total operating and real estate expenses	$19,381	$699	$18,682

Retail properties real estate rental revenues increased from $3,077 in 2005 to $66,412 in 2006 mainly due to the acquisition of 32 retail properties in 2006 and an entire year of operation for properties purchased in 2005.  Retail properties real estate expenses also increased from $699 in 2005 to $19,381 in 2006 mainly due to the acquisition of 32 retail properties in 2006 and an entire year of operations for properties purchased in 2005.

Retail segment property rental revenues are greater than the office segment primarily due to a higher average rent per square foot and more gross leasable square feet.  Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is higher than the other segments due to one property located in Florida that is required to collect sales taxes from their tenants, which we record as other income and operating expense.

Retail segment operating expenses are greater than the other segments because the retail tenant leases require the owner to pay for common area maintenance costs, real estate taxes and insurance and then receive reimbursement from the tenant for the tenant's share of recoverable expenses.

Industrial Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Property rentals	$2,822	$162	$2,660
Tenant recoveries	294	2	292
Straight-line rents	305	6	299
Amortization of acquired above and below market leases, net	(16)	-	(16)
Other income	2	-	2

Total real estate rental revenue	$3,407	$170	$3,237

Real Estate Expenses
Operating expenses and real estate taxes	$396	$11	$385

Total operating and real estate expenses	$396	$11	$385

Industrial properties real estate rental revenues increased from $170 in 2005 to $3,407 in 2006 mainly due to the acquisition of 14 properties in 2006 and an entire year of operations for properties purchased in 2005.  Industrial properties real estate expenses also increased from $11 in 2005 to $396 in 2006 mainly due to the acquisition of 14 properties in 2006 and an entire year of operations for properties purchased in 2005.

Industrial segment rental revenues are less than the office and retail segments because there are fewer tenants with less total gross leasable square feet than the office and retail segments at a lower rent per square foot. A majority of the tenants have net leases and they are directly responsible for operating costs but reimburse us for real estate taxes and insurance.

Industrial segment operating expenses are lower than the other segments because the tenants have net leases and they are directly responsible for operating costs. We own fewer industrial properties than office and retail properties.

Multi-family Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Property rentals	$1,675	$-	$1,675
Other income	116	-	116

Total real estate rental revenue	$1,791	$-	$1,791

Real Estate Expenses
Operating expenses and real estate taxes	$743	$-	$743

Total operating and real estate expenses	$743	$-	$743

Multi–family real estate rental revenues and expenses increased from $0 in 2005 to $1,791 in 2006 and $0 in 2005 to $743 in 2006, respectively, because no multi-family properties were owned in 2005.

Critical Accounting Policies and Estimates

General

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  This section discusses those critical accounting policies and estimates.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies.

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

Revenue Recognition

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally is greater than the cash collected in the early years and decreases in the later years of a lease.  We periodically review the collectability of outstanding receivables.  Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of December 31, 2006, there were no material adjustments for master lease agreements.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

Partially-Owned Entities:

We consider FASB Interpretation No. 46R (Revised 2003): Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R"), EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,"APB 18: The Equity Method of Accounting for Investments in Common Stock, and SOP 78-9: Accounting for Investments in Real Estate Ventures,  to determine the method of accounting for each of our partially-owned entities.  In determining whether we have a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual return, if they occur, or both.

Income Taxes

We and MB REIT operate in a manner intended to enable each entity to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT that distributes at least 90% of its "REIT taxable income" to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.  If we or MB REIT fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.

Liquidity and Capital Resources

General

Our principal demand for funds has been to invest in joint ventures and properties, to pay our operating expenses and the operating expenses of our properties, to pay expenses associated with our initial public offering and to make distributions to our stockholders. Generally, our cash needs have been funded from:

•

the net proceeds from the public offering of our shares of common stock;

•

from interest and investment income earned on our investment in marketable securities;

•

from income earned on our investment properties;

•

distributions from our joint venture investments; or

•

advances or contributions from our sponsor.

We expect that our current offering of shares of common stock will terminate on or before August 31, 2007.  As noted herein, through December 31, 2006, we had sold a total of 166,435,589 shares in the primary offering and 2,209,967 shares pursuant to the offering of shares through the dividend reinvestment plan leaving us with approximately 333,564,411 shares available for sale in the primary offering and 37,790,033 shares through the dividend reinvestment plan. We have also registered with the SEC for another public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan.  The new offering was not effective with the SEC as of February 21, 2007.

We may also generate additional capital through borrowings secured by existing or future properties.  As a matter of policy, we limit our total indebtedness to approximately 55% of the combined fair market value of our assets on a consolidated basis.  For these purposes "fair market value" of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later.  As of December 31, 2006, we had borrowed approximately $1,062,703 equivalent to 43% of the combined fair market value of these assets on a consolidated basis.  We may also generate additional capital through borrowings on an unsecured basis and from income generated from our existing real estate investments and investments in marketable securities.  We believe these various sources of cash will provide us with sufficient monies to pay our operating expenses and to pay distributions to our stockholders at the existing rate for the foreseeable future.

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

Liquidity

Offering

As of December 31, 2006, subscriptions for a total of 166,435,589 shares in the primary offering had been received and accepted, resulting in gross proceeds of $1,660,771.  We have also sold an additional 2,209,967 shares pursuant to the DRP increasing the gross offering proceeds to $20,994.

As of December 31, 2006, we had incurred $178,012 of offering and organization costs. Our business manager has agreed to pay all organization and offering expenses, excluding such commissions and fees, which were $19,752 as of December 31, 2006, in excess of 4.5% of the gross offering proceeds. As of December 31, 2006, organization and offering costs, excluding commissions and fees, did not exceed the 4.5% limitation. We anticipate that these costs will not exceed this limitation upon completion of the offering.

Mortgage Debt

As of December 31, 2006, on a consolidated basis, we had mortgage debt secured by 53 properties totaling approximately $1,062,703, which excludes mortgage discounts net of accumulated amortization of $3,520 as of December 31, 2006.  These debt obligations require monthly payments and bear interest at a range of 4.83% to 6.01% per annum.  As of December 31, 2006, the weighted average interest rate on the mortgage debt was 5.27%.

We have entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties we own or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of December 31, 2006, we have approximately $6,512 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.321% to 5.948% on approximately $443,046 in principal.

Margins Payable

We have purchased a portion of our marketable securities through margin accounts.  As of December 31, 2006, we have recorded a payable of $47,930 for securities purchased on margin against a total securities portfolio of $159,433.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At December 31, 2006, the rates we were paying on this margin debt were in a range of between 5.59% and 5.84%, with a weighted average interest rate of 5.67%.  The margin funds provide a positive spread on this capital.

MB REIT Put/Call Agreement

The put/call agreement explained below and entered into with Minto Delaware is considered a free standing financial instrument and is thus accounted for pursuant to Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities."  We may be required to redeem Minto Delaware's interest in the MB REIT in the following circumstances:

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

•

Three years from the purchase date, $9.75 per share; and

As of December 31, 2006, 25,406 shares have been repurchased for a total of $235.

Capital Resources

The number of assets we will acquire depends, in part, upon the amount of the net proceeds of the existing and future offering of common stock and the availability of, and interest rate on, mortgage debt.  Recent increases in interest rates may impact the return that we are able to generate on future assets.

Cash Flows From Operating Activities

Cash provided by operating activities were approximately $65,883 and $11,498 for the years ended December 31, 2006 and 2005, respectively, and were generated primarily from operating income from property operations and interest and dividends.  The increase in cash from 2005 to 2006 was due to the acquisition of 56 properties in 2006 and an entire year of cash flow for properties acquired in 2005.

Cash Flows From Investing Activities

Cash used in investing activities was approximately $(1,552,014) and $(810,725) for the years ended December 31, 2006 and 2005, respectively.  The 2006 cash was used primarily for the acquisition of 56 properties, the purchase of marketable securities and the funding of three notes receivables.  The 2005 cash was used to acquire 37 properties and purchase marketable securities.

Cash Flows From Financing Activities

Cash flows provided by financing activities were approximately $1,751, 494 for the year ended December 31, 2006.  During 2006, we generated proceeds from the sale of shares, net of offering costs paid, of approximately $1,422,828.  We generated approximately $33,833 by borrowing against our portfolio of marketable securities.  We generated approximately $604,566 from borrowings secured by mortgages on 55 properties and paid approximately $13,033 for loan fees to procure these mortgages. We generated approximately $40,125 from the issuance of MB REIT preferred and common shares and paid approximately $264,003 to redeem MB REIT preferred series C shares. MB REIT paid approximately $29,658 in distributions to its common and preferred stockholders.  We paid approximately $33,394 in distributions to our common stockholders and repaid related parties in the amount of $9,339.

Cash provided by financing activities was approximately $836,156 for the year ended December 31, 2005.  We generated proceeds from the sale of shares, net of offering costs paid, of approximately $85,706.  We generated $14,097 by borrowing against our portfolio of marketable securities.  We generated $213,557 from the issuance of new mortgages secured by three properties and paid $3,543 in loan fees to procure these mortgages.   We paid approximately $123 in distributions to our common stockholders.   MB REIT paid $2,077 in distributions to MB REIT preferred stockholders and generated $517,483 from the issuance of MB REIT preferred and common shares.  Our sponsor has contributed amounts to pay the common stockholder distributions until funds from our operations are adequate to cover distributions.  The sponsor contributed $800 and advanced approximately $2,709 for the payment of common share distributions and certain of our expenses.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we borrow primarily at fixed rates or variable rates with the competitive pricing available and, in some cases, with the ability to convert variable rates to fixed rates.  As of December 31, 2006, the only variable rate debt we had was on the marketable securities.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2006 to evaluate the expected cash flows and sensitivity to interest rate changes.

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	822,162

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.35%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $3,520, net of accumulated amortization, is outstanding as of December 31, 2006.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations, and lease agreements as of December 31, 2006.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$1,836,691	57,808	327,160	340,531	1,111,192

Ground Lease Payments	$29,093	465	1,404	1,420	25,804

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2006 we would be obligated to pay as much as $26,234 in the future as vacant space covered by these so-called earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

We are obligated to pay our property manager, an entity owned principally by individuals who are affiliates of the business manager, a property management fee totaling 4.5% of gross operating income monthly generated by each property, for management and leasing services.  We incurred and paid property management fees of $4,885 and $359 for the years ended December 31, 2006 and 2005, respectively.

After our stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” we will pay our business manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. We incurred advisor asset management fees of $2,400 for the year ended December 31, 2006.  None of these fees remained unpaid as of December 31, 2006.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $2,400, for the year ended December 31, 2006.

Subsequent Events

We paid distributions to our stockholders of $0.05083 per share totaling $8,099 and $9,132 in January and February 2007, respectively.

We issued 35,682,777 shares of common stock and repurchased 160,810 shares of common stock through the SRP from January 1, 2007 through February 21, 2007, resulting in a total of 204,142,117 shares of common stock outstanding. As of February 21, 2007, subscriptions for a total of 201,037,805 shares were received and accepted resulting in total gross offering proceeds of $2,010,378 and an additional 3,290,528 shares were issued pursuant to the DRP for $31,259 of additional gross proceeds.

We have acquired the following properties during the period January 1, 2007 through February 21, 2007.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
1/10/07	Kinross Lakes Richfield, OH	1998	17,500	86,000	ProQuest Business Solutions
1/12/07	Stevenson Road Ottawa, IL	1992	3,300	38,286	i-Serve Direct Commerce

1/12/07	Faulkner Road North Little Rock, AR	1995	45,674	712,000	Deluxe Video Service
1/12/07	Market at Hamilton Gahanna, OH	2006	13,427	42,340	Lifestyle Fitness, Sleep Outfitters, Casa Fiesta
1/12/07	Parkway Building B Grove City, OH	2006	2,694	7,364	Cardboard Heroes Sports Stuff
1/23/07	Tri State Holdings I Wood Dale, IL	1987	9,272	137,607	Trimas Fasteners
1/23/07	Tri State Holdings II Houston, TX	1999	13,560	223,599	Lamous Metal Gasket Co.
1/23/07	Tri State Holdings III Mosinee, WI	1992	9,382	193,200	Cequent Trailer Products
1/23/07	Ridgeline Road Highlands Ranch, CO	1986	14,600	85,680	Software AG
1/24/07	Mt Zion Road Lebannon, IN	2001	47,200	1,091,435	Pearson Education and Addison Wesley Longman, Inc.
1/30/07	US Highway 45 Libertyville, IL	1965	26,500	197,100	USG Corporation

During the period from January 1, 2007 through February 21, 2007, we funded earnouts totaling $2,218 at three properties.

The mortgage debt financings obtained during the period from January 1, 2007 through February 21, 2007 are detailed in the table below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
1/23/07	Denver Highlands	5.4800%	10/01/25	10,500
1/26/07	Bradley – Pool B	5.9048%	01/01/17	80,035
02/12/07	State Street Market	5.6230%	03/11/12	10,450
02/12/07	Shops at Sherman Plaza	5.5690%	03/01/17	30,275

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2006 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

We monitor interest rate risk using a variety of techniques. The table below presents mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollar amounts stated in thousands).

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	$161,000	$79,541	$822,162

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.35%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $3,520, net of accumulated amortization, is outstanding as of December 31, 2006.

We did not have any variable rate mortgage debt as of December 31, 2006.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Index

Item 8.  Consolidated Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	48

Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	49

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004	51

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004	53

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004	55

Notes to Consolidated Financial Statements	58

Real Estate and Accumulated Depreciation (Schedule III)	81

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

February 28, 2007

Inland American Real Estate Trust, Inc.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	December 31,	December 31,
	2006	2005

Investment properties:
Land	$332,113	$101,144
Building and other improvements	1,913,794	609,362

	2,245,907	710,506
Less accumulated depreciation	(38,983)	(2,751)

Net investment properties	2,206,924	707,755

Cash and cash equivalents (including cash held by management company of $4,118 and $7,329 as of December 31, 2006 and 2005, respectively)	302,492	37,129
Restricted cash (Note 2)	41,387	8,626
Restricted escrows (Note 2)	22,415	30,708
Investment in marketable securities	159,433	28,614
Investment in unconsolidated joint venture (Note 1)	201	-
Accounts and rents receivable (net of allowance of $605 and $0 as of December 31, 2006 and 2005, respectively)	14,294	1,100
Notes receivable (Note 4)	53,152	-
Due from related parties (Note 3)	88	451
Acquired in-place lease intangibles (net of accumulated amortization of $13,727 and $698 as of December 31, 2006 and 2005, respectively)	205,853	45,621
Acquired above market lease intangibles (net of accumulated amortization of $583 and $9 as of December 31, 2006 and 2005, respectively)	8,333	244
Loan fees and loan fee deposits (net of accumulated amortization of $555 and $9 as of December 31, 2006 and 2005, respectively)	16,022	3,535
Other assets	9,950	2,068

Total assets	$3,040,544	$865,851

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	December 31,	December 31,
	2006	2005
Liabilities:
Mortgages and margins payable (Note 8)	$1,107,113	$227,654
Accounts payable	3,109	1,447
Accrued offering costs to related parties	3,557	292
Accrued offering costs to non-related parties	1,832	321
Accrued interest payable	941	862
Tenant improvement payable	2,667	789
Accrued real estate taxes	9,035	1,601
Distributions payable	8,099	315
Security deposits	1,587	669
Prepaid rental and recovery income and other liabilities	15,925	5,573
Advances from sponsor	-	3,081
Acquired below market lease intangibles (net of accumulated amortization of $1,011 and $34 as of December 31, 2006 and 2005, respectively)	21,000	3,059
Restricted cash liability (Note 2)	41,387	8,626
Other financings (Note 1)	47,762	-
Due to related parties (Note 3)	2,390	10,756
Deferred income tax liability (Note 10)	1,393	-

Total liabilities	1,267,797	265,045

Minority interest	288,299	515,721

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 168,620,150 and 9,873,834 shares issued and outstanding as of December 31, 2006 and 2005, respectively	96	10
Additional paid in capital (net of offering costs of $178,012 and $13,147 as of December 31, 2006 and 2005, of which $159,357 and $7,663 was paid or accrued to affiliates as of December 31, 2006 and 2005, respectively)	1,504,576	86,410
Accumulated distributions in excess of net income (loss)	(41,882)	(1,835)
Accumulated other comprehensive income	21,658	500

Total stockholders' equity	1,484,448	85,085

Commitments and contingencies (Note 13)

Total liabilities and stockholders' equity	$3,040,544	865,851

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Period from October 4, 2004 (inception) through
	December 31, 2006	December 31, 2005	December 31, 2004
Income:
Rental income	$98,419	$6,152	$-
Tenant recovery income	21,547	509	-
Other property income	3,236	7	-

Total income	123,202	6,668	-

Expenses:
General and administrative expenses to related parties	4,318	339	-
General and administrative expenses to non-related parties	3,295	927	24
Property operating expenses to related parties	4,850	359	-
Property operating expenses to non- related parties	16,101	267	-
Real estate taxes	11,840	361	-
Depreciation and amortization	49,681	3,459	-
Business manager management fee	2,400	-	-

Total expenses	92,485	5,712	24

Operating income (loss)	$30,717	$956	$(24)

Interest and dividend income	23,289	1,740	-
Other expense	(28)	(235)	-
Interest expense	(31,553)	(1,412)	-
Equity in earnings of unconsolidated entities	13	-	-
Realized gain on securities	4,096	-	-

Income (loss) before income taxes and minority interest	$26,534	$1,049	$(24)

Income tax expense (Note 10)	$(1,393)	$-	$-
Minority interest (Note 9)	(24,010)	(2,422)	-

Net income (loss) applicable to common shares	$1,131	$(1,373)	$(24)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(continued)
(Dollar amounts in thousands, except per share amounts)

	Year Ended	Year Ended	Period from October 4, 2004 (inception) through
	December 31, 2006	December 31, 2005	December 31, 2004

Other comprehensive income:
Unrealized gain on investment securities	21,158	500	-

Comprehensive income (loss)	$22,289	$(873)	$(24)

Net income (loss) available to common stockholders per common share, basic and diluted	$.02	$(1.55)	$(1.20)

Weighted average number of common shares outstanding, basic and diluted	68,374,630	884,058	20,000

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(Dollar amounts in thousands)

For the years ended December 31, 2006 and 2005 and for the period from October 4, 2004 (inception) to December 31, 2004

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total

Balance at October 4, 2004 (inception)	-	-	-	-	-	-

Net loss applicable to common shares	-	-	-	(24)	-	(24)

Contributions by sponsor	20,000	-	200	-	-	200

Balance at December 31, 2004	20,000	-	200	(24)	-	176

Net loss applicable to common shares	-	-	-	(1,373)	-	(1,373)
Unrealized gain on investment securities	-	-	-		500	500

Distributions declared				(438)	-	(438)
Proceeds from offering	9,846,224	10	98,331	-	-	98,341
Offering costs	-	-	(13,147)	-	-	(13,147)
Proceeds from distribution reinvestment program	7,610	-	72	-	-	72
Contribution from sponsor advances	-	-	800	-	-	800
Issuance of stock options and discounts on shares issued to affiliates	-	-	153	-	-	153

Balance at December 31, 2005	9,873,834	10	86,410	(1,835)	500	85,085

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2006 and 2005 and for the period from October 4, 2004 (inception) to December 31, 2004

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2005	9,873,834	10	86,410	(1,835)	500	85,085

Net income applicable to common shares	-	-	-	1,131	-	1,131
Unrealized gain on investment securities	-	-	-		21,158	21,158

Distributions declared	-	-	-	(41,178)		(41,178)
Proceeds from offering	156,569,365	84	1,562,146	-	-	1,562,230
Offering costs	-		(164,865)	-	-	(164,865)
Proceeds from distribution reinvestment program	2,202,357	2	20,920	-	-	20,922
Shares repurchased	(25,406)	-	(235)	-	-	(235)
Issuance of stock options and discounts on shares issued to affiliates	-	-	200	-	-	200

Balance at December 31, 2006	168,620,150	96	1,504,576	(41,882)	21,658	1,484,448

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended	Year ended	For the period from October 4, 2004 (inception) to
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operations:
Net income (loss) applicable to common shares	$1,131	$(1,373)	$(24)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Depreciation	36,231	2,752	-
Amortization	13,029	707	-
Amortization of loan fees	546	-	-
Amortization on acquired above market leases	574	9	-
Amortization on acquired below market leases	(977)	(34)	-
Amortization of mortgage discount	294	-	-
Straight-line rental income	(4,588)	(250)	-
Straight-line rental expense	66	3	-
Other expense	435	237	-
Minority interests	24,010	2,422	-
Equity in earnings	(13)	-	-
Discount on shares issued to related parties	200	153	-
Realized gain on investments in securities	(4,096)	-	-
Changes in assets and liabilities:
Accounts and rents receivable	(8,606)	(762)	-
Accounts payable	1,663	1,371	10
Other assets	(3,518)	(310)	-
Accrued real estate taxes	6,905	(341)	-
Accrued interest payable	79	862	-
Prepaid rental and recovery income	(2,652)	4,649	-
Due to related parties	-	649	-
Other liabilities	3,759	751	-
Deferred income tax liability	1,393	-	-
Security deposits	18	3	-

Net cash flows provided by (used in) operating activities	65,883	11,498	(14)

Cash flows from investing activities:
Purchase of investment securities	(142,506)	(28,114)	-
Sale of investment securities	36,941	-	-
Restricted escrows	12,341	(30,708)	-
Rental income under master leases	245	6	-
Acquired in-place lease intangibles	(173,261)	(46,319)	-
Tenant improvement payable	(2,754)	789	-
Purchase of investment properties	(1,235,594)	(707,993)	-
Acquired above market leases	(8,663)	(252)	-
Acquired below market leases	18,918	3,093	-
Investment in unconsolidated joint venture	(188)	-	-
Payment of leasing fees	(91)	-	-
Funding of note receivable	(53,152)	-	-
Other assets	(4,250)	(1,226)	-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	For the period from October 4, 2004 (inception) to
	December 31, 2006	December 31, 2005	December 31, 2004
Net cash flows used in investing activities	(1,552,014)	(810,725)	-

Cash flows from financing activities:
Proceeds from offering	1,562,233	98,341	200
Proceeds from the dividend reinvestment program	20,919	72	-
Shares repurchased	(235)	-	-
Payment of offering costs	(160,089)	(12,707)	(358)
Proceeds from mortgage debt and notes payable	604,566	213,557	-
Principal payments of mortgage debt	(794)	-	-
Proceeds from margin securities debt	33,833	14,097	-
Payment of loan fees and deposits	(13,033)	(3,543)	-
Distributions paid	(33,394)	(123)	-
Distributions paid – MB REIT preferred series A and C	(29,658)	(2,077)	-
Due from related parties	363	2,592	-
Due to related parties	(6,258)	4,955	-
Proceeds of issuance of preferred shares and common shares – MB REIT	40,125	517,483	-
Redemption of preferred shares – MB REIT	(264,003)	-	-
Sponsor advances	(3,081)	2,709	372
Contributions from sponsor	-	800	-

Net cash flows provided by financing activities	1,751,494	836,156	214

Net increase in cash and cash equivalents	265,363	36,929	200
Cash and cash equivalents, at beginning of period	37,129	200	-

Cash and cash equivalents, at end of period	$302,492	$37,129	$200

Supplemental disclosure of cash flow information:

Purchase of investment properties	(1,535,826)	(710,512)	-
Tenant improvement liabilities assumed at acquisition	4,632	(88)	-
Real estate tax liabilities assumed at acquisition	529	1,942	-
Security deposit liabilities assumed at acquisition	900	666	-
Assumption of mortgage debt at acquisition	245,375	-	-
Mortgage discount recorded at acquisition	(3,814)	-	-
Non-cash asset retirement obligation liability	8,919	-	-
Assumption of lender held escrows at acquisition	(4,048)	-	-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended	Year ended		For the period from October 4, 2004 (inception) to
	December 31, 2006	December 31, 2005		December 31, 2004
Other assets recorded at acquisition	(24)	-		-
Other financings	47,762	-		-

	(1,235,594)	(707,993)		-

Cash paid for interest	$30,462	$460		$-

Supplemental schedule of non-cash investing and financing activities:			,

Distributions payable	$8,099	$315		$-

Accrued offering costs payable	$5,389	$614		$173

Write off of in-place lease intangibles	$411	-		-

Write off of building and other improvements	$180	-		-

Discount on shares	$196	$153		$-

See accompanying notes to the consolidated financial statements.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the “Offering”) of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  The Company has also registered with the Securities and Exchange Commission for another public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan which is not effective as of February 21, 2007.

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

The Company will repurchase whole shares under the share repurchase program ("SRP"), if requested, from time to time, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve month period to 5.0% of the number of shares outstanding at the beginning of that twelve month period. Funding for the SRP will come from the offering proceeds of the Company's public offering, as well as from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's Board of Directors, at its sole discretion, may reserve for this purpose.  As of December 31, 2006, the Company has repurchased 25,406 shares for a total of $235.

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

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

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

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  The Company has the direct ability to make major decisions for MB REIT and therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.  See Note 9 of these consolidated financial statements for a discussion of MB REIT.

A put/call agreement that was entered into by the Company and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain rights to sell its shares of MB REIT stock back to MB REIT.  The agreement is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150") and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (“Statement 133”).  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge.

The fair value of derivative instruments is estimated using the Black-Scholes model.  The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security an appropriate discount rate.  The Company obtains volatility rates from independent sources based on expected volatility of the underlying security over the term of the derivative instrument.  The volatility assumption is evaluated annually to determine if it should be adjusted, or more often if there are indications that it should be adjusted.  A discount rate is obtained at the inception of the derivative instrument and updated each reporting period based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument.  Considerable management judgment   is required in estimating the Black-Scholes variables.  Actual results upon settlement upon settlement or unwinding of derivative instruments may differ materially from these estimates.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

During October 2006, the Company entered into an agreement with a limited liability company formed as an insurance association captive (the "Insurance Captive"), which is wholly owned by three other related REITs sponsored by the Company's sponsor, Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Trust, Inc. and serviced by a related party, Inland Risk and Insurance Management Services Inc.  The Company became a member of the Insurance Captive on October 1, 2006.  The Insurance Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  The Insurance Captive is capitalized with $750 in cash, of which the Company's initial contribution was $188.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.  This investment is accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and the consolidated statements of operations included the Company's share of net income or loss from the unconsolidated entity.

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

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentations.

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

Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental revenue in accordance with SAB 101.

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

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2006 and 2005 consists of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on December 31, 2006 and 2005, the Company has accumulated other comprehensive income of $21,658 and $500, respectively.

Real estate acquisitions are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of December 31, 2006 and 2005, respectively.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization.

Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loans as a component of interest expense.

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

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

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

The application of the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the years ended December 31, 2006 and 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $574 and $9 was applied as a reduction to rental income for the years ended December 31, 2006 and 2005, respectively.  Amortization pertaining to the below market lease costs of $977 and $34 was applied as an increase to rental income for the years ended December 31, 2006 and 2005, respectively.  The weighted average amortization period was 10 and 11 years for 2006 and 2005, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $13,029 and $698 for the years ended December 31, 2006 and 2005, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of December 31, 2006, no amount has been allocated to customer relationship value.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

Amortization of:	2007	2008	2009	2010	2011	Thereafter

Acquired above
market lease costs	$(1,478)	(1,194)	(958)	(922)	(675)	(3,106)

Acquired below
market lease costs	1,670	1,618	1,484	1,419	1,374	13,435

Net rental income
Increase	$192	424	526	497	699	10,329

Acquired in-place lease
Intangibles	$27,154	26,402	25,277	24,799	22,225	79,996

Restricted escrows primarily consist of lenders' restricted escrows and earnout escrows.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, SBC/AT&T, accounted for 25% of consolidated rental revenues in 2006.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The estimated fair value of the Company's mortgage debt is $1,047,064 and $213,557 as of December 31, 2006 and 2005, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

The application of FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143” resulted in the recognition upon acquisition of additional real estate assets and liabilities in 2006, which is recorded in building and other improvements and prepaid rental and recovery income and other liabilities on the balance sheet.  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  The value of the asset retirement obligation was a liability of $9,132 and $0 as of December 31, 2006 and 2005, respectively.  For the years ended December 31, 2006 and 2005, the Company recognized $213 and $0, respectively, of expense related to the accretion of the asset retirement obligation which is recorded in property operating expenses to non-related parties.

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

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of December 31, 2006.

Restricted cash consists of funds received from investors that have not been executed to purchase shares.

In September 2006, the SEC's staff issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  Implementation of this guidance in this Bulletin did not have a material effect on our 2006 annual financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."  This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  Implementing the guidance in this Interpretation is not expected to have a material effect on our financial statements.

 (3)  Transactions with Related Parties

The Company's sponsor, Inland Real Estate Investments Corporation (the “sponsor”) contributed $200 to the capital of the Company for which it received 20,000 shares of common stock.  The sponsor agreed to advance to the Company funds sufficient to pay distributions to stockholders until funds from our operations were adequate to cover the distributions.  For the year ended December 31, 2005, the sponsor advanced a total of $2,709 for the payment of costs and contributed $800 to pay distributions of $123 and the Company's expenses of $677.  No funds were advanced in 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

As of December 31, 2006 and 2005, the Company had incurred $178,012 and $13,147 of offering costs, respectively, of which $159,357 and $7,663 was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of December 31, 2006 and 2005, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the business manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $149,937 and $9,420 for the years ended December 31, 2006 and 2005, of which $3,557 and $292 was unpaid as of December 31, 2006 and 2005.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the years ended December 31, 2006 and 2005, the Company incurred $5,957 and $419 of these costs, respectively, of which $2,390 and $63 remained unpaid as of December 31, 2006 and 2005, respectively.

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  The agreement allows for annual fees totaling .03% of the first billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  For the year ended December 31, 2006, fees totaled $55.  There were no fees paid for the year ended December 31, 2005.

The Company pays a related party of the Business Manager .2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the years ended December 31, 2006 and 2005, the Company paid loan fees totaling $2,191 and $427, respectively, to this related party.  None remained unpaid as of December 31, 2006.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

After the Company's stockholders have received a non-cumulative, non-compounded return of five percent (5.0%) per annum on their “invested capital,” the Company will pay its Business Manager an annual business management fee of up to one percent (1.0%) of the “average invested assets,” payable quarterly in an amount equal to one-quarter of one percent (0.25%) of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “invested capital” means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: two percent (2.0%) of the average invested assets for that fiscal year; or twenty-five percent (25.0%) of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  The Company incurred fees of $2,400 for the year ended December 31, 2006, none of which remained unpaid as of December 31, 2006.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $2,400, for the year ended December 31, 2006.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred and paid property management fees of $4, 850 and $359. The fees have been recorded in property operating expenses to related parties on the Consolidated Statement of Operations for the year ended December 31, 2006 and 2005, respectively.  None remained unpaid as of December 31, 2006.  The Company is due funds from this related party in the amount of $35 as of December 31, 2006.

The Company had entered into a fee arrangement with Inland Western Retail Real Estate Trust, Inc., ("Inland Western") whereby Inland Western is paid for guarantying customary non-recourse carve out provisions of the Company’s financings until such time as the Company reaches a net worth of $300,000 and the lender releases the guaranty.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company incurred fees of $141 for the year ended December 31, 2006.  All fees had been paid to Inland Western as of December 31, 2006.  As of December 31, 2006, all of the guarantees were released by the lenders.

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 310,075 and 130,737 shares to related parties and recognized an expense related to these discounts of $200 and $153 for the years ended December 31, 2006 and 2005, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

The Company used a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $2,086 and $24 during the years ended December 31, 2006 and 2005, respectively, of which $1,521 remained unpaid as of December 31, 2006.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

As of December 31, 2006 and 2005 the Company was due funds from related parties in the amount of $53 and $451, respectively, which is due from related parties for costs paid by the Company on their behalf.  As of December 31, 2006 and 2005, the Company owed funds to related parties in the amount of $2,390 and $10,756, respectively.

(4)  Notes receivable

The notes receivable balance of $53,152 as of December 31, 2006 consisted of three installment notes from three separate unrelated parties that mature on various dates through June 30, 2007.  The notes are secured by first mortgages on vacant land and guaranteed by the owners.  Interest only is due in advance on the first of each month at rates ranging from 9.00% to 9.50% per annum.  Upon closing, an interest reserve escrow was established for the notes.

(5)  Investment Securities

Investment in securities of $159,433 and $28,614 at December 31, 2006 and 2005, respectively, consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on December 31, 2006 and 2005, the Company has accumulated other comprehensive income of $21,658 and $500, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the years ended December 31, 2006 and 2005, the Company realized a gain of $4,096 and $0, respectively, on the sale of shares. Dividend income is recognized when earned. During the years ended December 31, 2006 and 2005, dividend income of $7,434 and $133, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

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

The Company has purchased a portion of its investment securities through a margin account. As of December 31, 2006 and 2005, the Company has recorded a payable of $47,930 and $14,097, respectively, for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At December 31, 2006, these rates were equal to a range between 5.59% and 5.84%. Interest expense in the amount of $2,395 and $21 is recognized in interest expense on the Consolidated Statement of Operations for the years ended December 31, 2006 and 2005, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the years ended December 31, 2006 and 2005, the Company issued 17,500 and 0 options to its independent directors, respectively.  As of December 31, 2006 there were a total of 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $.44 on the date of the grant using the Black Scholes option-pricing model.   During the years ended December 31, 2006 and 2005, the Company recorded $4 and $0, respectively, of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $245 and $6 during the year ended December 31, 2006 and 2005, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2007	$169,714
2008	164,883
2009	158,110
2010	149,519
2011	134,515
Thereafter	853,325
Total	$1,630,066

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

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

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the years ended December 31, 2006 and 2005, ground lease rent was $256 and $16, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2007	$465
2008	467
2009	468
2010	469
2011	471
Thereafter	26,753
Total	$29,093

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

(8) Mortgages and Margins Payable

Mortgage loans outstanding as of December 31, 2006 and 2005 were $1,062,703 and $213,557, respectively, and had a weighted average interest rate of 5.32% and 4.99%, respectively.  All of the loans have fixed interest rates ranging from 4.88% to 6.01%.  Properties with a net carrying value of $1,692,500 at December 31, 2006 and related tenant leases are pledged as collateral. As of December 31, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	822,162

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.35%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of December 31, 2006, the Company was in compliance with such covenants.

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $3,520, net of accumulated amortization, is outstanding at December 31, 2006.

The Company has purchased a portion of its securities through margin accounts.  As of December 31, 2006 and 2005, the Company has recorded a payable of $47,930 and $14,097, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At December 31, 2006, these rates were equal to a range between 5.59% and 5.84%

(9)  Minority Interest

On October 11, 2005, the Company entered into a joint venture with MD, which owned all of the outstanding equity of Minto Builders (Florida), Inc. referred to herein as MB REIT.  Pursuant to the terms of a purchase agreement, the Company agreed to purchase up to 920,000 shares of common stock at a price of $1 per share for a total investment of approximately $1,172,000 in MB REIT.  MD presently has $293,000 of contributed capital in MB REIT.  A total of $264,000 of this contributed capital is held in the form of MB REIT series A preferred stock.  MD owns approximately 23,000 shares of common stock which are valued at approximately $30,000.  As of December 31, 2006, the Company owned approximately $1,050,000 of common stock.  The Company is required to purchase the remaining shares worth approximately $122,000 by March 31, 2007.  Once the Company has purchased all 920,000 shares of common stock, the Company will own equity worth approximately 80% of MB REIT's total equity, based on a value of $1 per share of common stock and assuming the series A preferred stock and series B preferred stock described below are equal to the par or face value of each series of preferred. Further, the Company will own approximately 97.5% of the total outstanding common stock. MB REIT elected to be taxed as a real estate investment trust or "REIT" for the year ending December 31, 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

MB REIT anticipates acquiring up to $2.7 billion in real estate assets, assuming the Company fully funds its purchase requirements and MB REIT borrows up to 55.0% of the total investment in the assets. Management of MB REIT is the same as the Company. MB REIT has five directors, three of whom are also directors of the Company. In addition, all of the executive officers of MB REIT are also executive officers of the Company. Day to day decision making is completed the same for MB REIT and the Company. The Company's Business Manager and Property Managers have entered into agreements to perform services for MB REIT on terms and conditions substantially similar to the agreements that these entities perform for the Company.  The Company's independent directors retain the same rights of approval and termination under these agreements on behalf of MB REIT as they have under the agreements that the Company has with the Company's Business Manager and Property Managers.  Similarly, MB REIT is obligated to pay fees under its agreements with the Business Manager and Property Managers in amounts no greater than the Company would pay for the same services.

MB REIT also has entered into a subscription agreement with Inland Western Retail Real Estate Trust, Inc. referred to as Inland Western.  Under this agreement, if the Company does not purchase the MB REIT common stock by the required dates, MB REIT can require Inland Western to purchase MB REIT series C preferred stock in an amount equal to up to approximately $300.0 million. Inland Western has a future right to invest up to approximately $1.172 billion in series C preferred stock.  The series C preferred stock entitled the holder to an annual dividend equal to 7.0% on the face amount of the series C stock payable monthly.  During 2006, MB REIT repurchased all outstanding series C preferred stock from Inland Western.  As of December 31, 2006, there are no series C preferred shares outstanding.  To ensure that MB REIT complies with the ownership requirements imposed by the Internal Revenue Code of 1986, as amended on entities desiring to be taxed as REITs, MB REIT also has issued $125,000 of series B preferred stock in a private placement to 125 accredited investors.  The series B preferred stock entitles the holder to an annual dividend equal to 12.5% on the face amount of the series B stock payable quarterly.

As a holder of common stock, the Company is entitled to receive distributions, paid on a monthly basis from available cash, after dividends have been paid on any outstanding preferred stock including any accrued and unpaid dividends. The series A preferred stock entitles the holder to receive dividends, payable on a quarterly basis, equal to 3.5% of the face amount of the series A preferred stock.  As of December 31, 2006 and 2005, respectively, the Company has purchased shares in MB REIT for a total investment of $1,050,000 and $47,000.

MB REIT's articles of incorporation do not permit, at any time, the ratio of the outstanding principal amounts of borrowings plus the outstanding series A preferred shares value to the fair market value of the total assets of MB REIT to be greater than 55%.  This limit is more restrictive than the policy promulgated by our board of directors to limit total debt to 55% of total capital.  In particular, total assets are defined in MB REIT's articles of incorporation to mean as of any date, the undepreciated real estate assets (excluding cash) of MB REIT and its subsidiaries and total borrowings include the series A preferred stock. The debt covenant ratio is performed at the end of the most recent calendar quarter.  In calculating compliance with this covenant, the series A preferred stockholders agreed to exclude the series A preferred shares from the total of MB REIT's outstanding borrowings and to include MB REIT's cash and the Company’s cash (including marketable securities) to the extent not committed and available for investment in common stock in MB REIT as part of its total assets for purposes of calculating compliance with the debt covenant ratio.  As of December 31, 2006, the debt ratio was 42% based on the exclusion of the series A preferred shares from the total of MB REIT's outstanding borrowings and including MB REIT's cash as part of its total assets.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

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

The value of the put/call arrangement was a liability $(304) and $(237) as of December 31, 2006 and 2005, respectively, resulting in other expense of $67 and $237 for the years ended December 31, 2006 and 2005, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

The minority interest represents outside interests in MB REIT and is comprised of:

For the year ended December 31, 2006

	Capital			Income
	Balance	Redemption	Distributions	Allocation (4)	Total

Series A preferred stock (1)	$264,132	$-	$(9,245)	$9,245	$264,132
Series B preferred stock (2)	125	-	(15)	15	125
Series C preferred stock (3)	264,003	(264,003)	(16,489)	16,489	-
Common stock (1)	27,585	-	(1,804)	(1,739)	24,042

	$555,845	$(264,003)	$(27,553)	$24,010	$288,299

For the period from October 11, 2005 though December 31, 2005

	Capital		Income
	Contributions	Distributions	Allocation (4)	Total

Series A preferred stock (1)	264,132	(2,076)	2,076	264,132
Series C preferred stock (3)	224,003	(2,108)	2,108	224,003
Common stock (1)	29,348	-	(1,762)	27,586

	517,483	(4,184)	2,422	515,721

(1)

owned by Minto Delaware, Inc.

(2)

owned by third party investors.

(3)

owned by Inland Western Retail Real Estate Trust, Inc.

(4)

income allocation not indicative of income tax allocation

Allocations of profit and loss are made first to series A, B and C preferred stockholders to equal their distributions and then to the common stockholders in accordance with their ownership interest.  The income allocation for the year ended December 31, 2006 and 2005 was based on the average ownership percentages of 87% and 21% for Inland American and 13% and 79% for MD, respectively. As of December 31, 2006, Inland American and Minto's effective ownership interest was 97% and 3%, respectively.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

(10) Income Taxes

In the second quarter of 2006, the state of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax.  As such, the Company has recorded a net deferred tax liability and deferred income tax expense related to temporary differences of $1,393 for the year ended December 31, 2006.

The temporary differences that give rise to the net deferred tax liability at December 31, 2006 consist of the following:

Gain on sales of real estate
(1031 tax free exchange for tax)	$1,432
Depreciation	(58)
Straight-line rents	24
Others	(5)

Total cumulative temporary differences	$1,393

The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

 (11)  Segment Reporting

The Company has four business segments: Office, Retail, Industrial and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses. Minority interest expense or interest and other investment income from corporate investments.

For the year ended December 31, 2006:

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$93,428	$40,261	$48,670	$2,822	$1,675
Straight-line rents	4,588	2,347	1,936	305	-
Amortization of acquired above and below market leases, net	403	(245)	664	(16)	-
Total rentals	$98,419	$42,363	$51,270	$3,111	$1,675

Tenant recoveries	21,547	7,359	13,894	294	-
Other income	3,236	1,870	1,248	2	116
Total revenues	$123,202	$51,592	$66,412	$3,407	$1,791

Operating expenses	$32,791	$12,271	$19,381	$396	$743

Net property operations	$90,411	$39,321	$47,031	$3,011	$1,048

Depreciation and amortization	$(49,681)
Business manager management fee	$(2,400)
General and administrative	$(7,613)
Interest and other investment income	$23,289
Interest expense	$(31,553)
Income tax expense	$(1,393)
Other income	$4,081
Minority interest	$(24,010)

Net income applicable to common shares	$1,131

Balance Sheet Data:
Real estate assets, net	$2,420,640	$1,086,020	$1,031,416	$285,397	$17,807
Capital expenditures	470	332	138	-	-
Non-segmented assets	619,434

Total assets	$3,040,544

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

December 31, 2006 and 2005

The following table summarizes net property operations income by segment for the year ended December 31, 2005.

	Total	Office	Retail	Industrial

Property rentals	$5,877	$3,260	$2,455	$162
Straight-line rents	250	140	104	6
Amortization of acquired above and below market leases, net	25	(6)	31	-
Total rentals	$6,152	$3,394	$2,590	$168

Tenant recoveries	509	26	481	2
Other income	7	1	6	-
Total revenues	$6,668	$3,421	$3,077	$170

Operating expenses	987	277	699	11

Net property operations	$5,681	3,144	2,378	159

Depreciation and amortization	(3,459)
General and administrative	(1,266)
Interest and other investment income	1,740
Interest expense	(1,412)
Other expense	(235)
Minority interest	(2,422)

Net loss applicable to common shares	$(1,373)

Balance Sheet Data:
Real estate assets, net	$753,620	$396,112	$347,775	$9,733
Non-segmented assets	112,231

Total assets	$865,851

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, SBC/AT&T, which individually accounted for 25% and 44% of the Company's consolidated rental revenues for the year ended December 31, 2006 and December 31, 2005, respectively.

There were no capital expenditures during 2005.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

December 31, 2006 and 2005

 (12)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss)by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the year ended December 31, 2006 and the net loss incurred in 2005, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive or immaterial.

The basic and diluted weighted average number of common shares outstanding was 68,374,630, 884,058 and 20,000 for the years ended December 31, 2006 and 2005 and for the period from October 4, 2004 (inception) through December 31, 2004, respectively.

(13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $26,234 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of December 31, 2006, the Company has approximately $6,512 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.321% to 5.948% on approximately $443,046 in principal.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

December 31, 2006 and 2005

(14)  Subsequent Events

The Company paid distributions of $8,099 and $9,132 to our stockholders in January and February 2007, respectively.

The Company issued 35,682,777 shares of common stock and repurchased 160,810 shares of common stock through the SRP from January 1, 2007 through February 21, 2007, resulting in a total of 204,142,117 shares of common stock outstanding. As of February 21, 2007, subscriptions for a total of 201,037,805 shares were received resulting in total gross offering proceeds of $2,010,378 and an additional 3,290,528 shares were issued pursuant to the DRP for $31,259 of additional gross proceeds.

The Company has acquired the following properties during the period January 1 to February 21, 2007.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
1/10/07	Kinross Lakes	1998	17,500	86,000	ProQuest Business Solutions
1/12/07	Stevenson Road	1992	3,300	38,286	i-Serve Direct Commerce
1/12/07	Faulkner Road	1995	45,674	712,000	Deluxe Video Service
1/12/07	Market at Hamilton	2006	13,427	42,340	Lifestyle Fitness, Sleep Outfitters, Casa Fiesta
1/12/07	Parkway Building B	2006	2,694	7,364	Cardboard Heroes Sports Stuff
1/23/07	Tri State Holdings I	1987	9,272	137,607	Trimas Fasteners
1/23/07	Tri State Holdings II	1999	13,560	223,599	Lamous Metal Gasket Co.
1/23/07	Tri State Holdings III	1992	9,382	193,200	Cequent Trailer Products
1/23/07	Ridgeline Road	1986	14,600	85,680	Software AG
1/24/07	Mt Zion Road	2001	47,200	1,091,435	Pearson Education and Addison Wesley Longman, Inc.
1/30/07	US Highway 45	1965	26,500	197,100	USG Corporation

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the vacant space and begins paying rent.  During the period from January 1 to February 21, 2007, the Company funded earnouts totaling $2,218 at three of the existing properties.

On January 23, 2007, the Company purchased 97,113 shares in MB REIT meeting its funding obligation to MB REIT.

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

December 31, 2006 and 2005

The mortgage debt financings obtained subsequent to December 31, 2006, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
1/23/07	Denver Highlands	5.4800%	10/01/25	10,500
1/26/07	Bradley – Pool B	5.9048%	01/01/17	80,035
02/12/07	State Street Market	5.6230%	03/11/12	10,450
02/12/07	Shops at Sherman Plaza	5.5690%	03/01/17	30,275

Inland American Real Estate Trust, Inc.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

December 31, 2006 and 2005

(15) Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2006, 2005 and for the period from October 4, 2004 (inception) through December 31, 2004.

	2006
	Dec. 31	Sept. 30	June 30	March 31

Total income	$49,248	35,127	21,106	17,721

Net income (loss)	2,662	916	(991)	(1,456)

Net income (loss), per common share, basic and diluted	.02	.01	(.02)	(.07)

Weighted average number of common shares outstanding, basic and diluted	129,927,358	76,848,460	45,930,663	19,485,272

	2005
	Dec. 31	Sept. 30	June 30	March 31

Total income	$6,668	-	-	-

Net loss	(1,257)	(48)	(23)	(45)

Net loss, per common share, basic and diluted:	(.36)	(2.39)	(1.15)	(2.25)

Weighted average number of common shares outstanding, basic and diluted	3,483,065	20,000	20,000	20,000

2004
Dec. 31

Total income	$-

Net loss	(24)

Net loss, per common share, basic and diluted:	(1.20)

Weighted average number of common shares outstanding, basic and diluted	20,000

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2006

		Initial Cost (A)		Gross amount at which carried at end of period
Retail				Cost Capitalized				Accumulated			Depreciable
			Buildings and	Subsequent to	Land and	Buildings and	Total	Depreciation	Date	Date	Life
	Encumbrance	Land	Improvements	Acquisition (C)	Improvements	Improvements	(B) (D)	(E)	Constructed	Acquired	(F)
24 HOUR FITNESS - 249 & JONES	-	2,650,000	7,076,068	3,352	2,650,000	7,079,420	9,729,420	324,382	2000	10/13/05	(F)
Houston, TX

24 HOUR FITNESS -THE WOODLANDS	-	1,540,000	11,277,163	9,343	1,540,000	11,286,506	12,826,506	493,715	2002	10/13/05	(F)
Woodlands, TX

6101 RICHMOND AVENUE	-	1,700,000	1,263,207	998	1,700,000	1,264,205	2,964,205	57,908	1980	10/13/05	(F)
Houston, TX

ANTOINE TOWN CENTER	-	1,645,000	7,366,354	(23,395)	1,645,000	7,342,959	8,987,959	278,499	2003	11/16/05	(F)
Houston, TX

ASHFORD PLAZA	-	900,000	2,438,299	2,182	900,000	2,440,481	3,340,481	96,838	1980	11/16/05	(F)
Houston, TX

ATASCOCITA SHOPPING CENTER	-	1,550,000	8,058,784	(64,373)	1,550,000	7,994,411	9,544,411	319,196	2000	11/22/05	(F)
Humble, TX

BAY COLONY	-	3,190,000	29,329,854	1,298,686	3,190,000	30,628,540	33,818,540	1,057,633	2004	12/22/05	(F)
League City, TX

BI-LO - GREENVILLE	4,286,000	1,400,000	5,502,771	-	1,400,000	5,502,771	6,902,771	112,315	1994	06/08/06	(F)
Greenville, SC

BLACKHAWK TOWN CENTER	-	1,645,000	19,940,271	41,885	1,645,000	19,982,156	21,627,156	814,236	2004/2005	11/08/05	(F)
Houston, TX

BROOKS CORNER	14,275,800	10,600,000	13,648,401	-	10,600,000	13,648,401	24,248,401	249,616	2005	06/26/06	(F)
San Antonio, TX

BUCKHORN PLAZA	9,025,000	1,650,500	11,769,687	-	1,650,500	11,769,687	13,420,187	143,376	2006	08/30/06	(F)
Bloomsburg, PA

CANFIELD PLAZA	7,575,000	2,250,000	10,338,633	28,065	2,250,000	10,366,698	12,616,698	274.582	1999	04/05/06	(F)
Canfield, OH

CARVER CREEK	-	650,000	413,926	145,618	650,000	559,544	1,209,544	22,528	1980	11/08/05	(F)
Dallas, TX

CHILI'S - HUNTING BAYOU	-	400,000	-	-	400,000	-	400,000	-	2000	11/08/05	(F)
Jacinto City, TX

CINEMARK - JACINTO CITY	-	1,160,000	10,521,518	18,756	1,160,000	10,540,274	11,700,274	448,395	2003	11/10/05	(F)
Jacinto City, TX

CINEMARK - WEBSTER	-	1,830,000	12,034,600	59,287	1,830,000	12,093,887	13,923,887	478,984	2001	12/09/05	(F)
Webster, TX

CINEMARK 12 - SILVERLAKE	-	1,310,000	7,516,532	(21,030)	1,310,000	7,495,502	8,805,502	275,413	2004	12/28/05	(F)
Pearland, TX

CYFAIR TOWN CENTER	5,523,969	1,800,000	13,292,077		1,800,000	13,292,077	15,092,077	197,598	2005	07/21/06	(F)
Cypress, TX

CYPRESS TOWN CENTER	-	1,850,000	10,455,795	1,173,725	1,850,000	11,629,520	13,479,520	420,370	2003	11/22/05	(F)
Houston, TX

ELDRIDGE LAKES TOWN CENTER	7,308,242	1,400,000	14,047,967	-	1,400,000	14,047,967	15,447,967	205,648	2006	07/21/06	(F)
Houston, TX

ELDRIDGE TOWN CENTER	-	3,200,000	16,717,139	(54,355)	3,200,000	16,662,784	19,862,784	712,845	2000	11/02/05	(F)
Houston, TX

FABYAN RANDALL PLAZA	13,405,383	2,400,000	22,198,002	(88,991)	2,400,000	22,109,011	24,509,011	387,319	2004	06/29/06	(F)
Batavia, IL

FRIENDSWOOD SHOPPING CENTER	-	1,550,000	10,605,614	281,226	1,550,000	10,886,840	12,436,840	425,592	2000	12/08/05	(F)
Friendswood, TX

GLENDALE HEIGHTS I	4,704,680	2,220,000	6,399,483		2,220,000	6,399,483	8,619,483	39,103	1987	11/03/06	(F)
Glendale Heights, IL

HIGHLAND PLAZA	-	2,450,000	15,663,784	(21,958)	2,450,000	15,641,826	18,091,826	592,693	2001	11/16/05	(F)
Katy, TX

HUNTING BAYOU	-	2,400,000	16,265,341	-	2,400,000	16,265,341	18,665,341	471,271	1985	02/09/06	(F)
Jacinto City, TX

JOE'S CRAB SHACK-HUNTING BAYOU	-	540,000	-	-	540,000	-	540,000	-	2000	11/08/05	(F)
Jacinto City, TX

LAKEWOOD SHOPPING CENTER	11,714,963	4,115,000	20,646,383	(22,766)	4,115,000	20,623,617	24,738,617	693,064	2002	01/27/06	(F)
Margate, FL

LEXINGTON ROAD	5,453,805	1,980,000	7,104,648	-	1,980,000	7,104,648	9,084,648	43,412	1999	11/08/06	(F)
Athens, GA

LINCOLN MALL	33,835,000	11,000,000	50,394,902	-	11,000,000	50,394,902	61,394,902	1,026,276	2005	05/31/06	(F)
Lincoln, RI

LINCOLN VILLAGE	22,035,000	13,600,000	25,052,916	(23,798)	13,600,000	25,029,118	38,629,118	218,308	2002	10/13/06	(F)
Chicago, IL

MONADNOCK MARKETPLACE	26,785,000	7,000,000	39,007,614	-	7,000,000	39,007,614	46,007,614	1,364,824	2003	01/04/06	(F)
Keene

NEW FOREST CROSSING II	-	1,490,000	3,921,769	-	1,490,000	3,921,769	5,411,769	-	2006	12/19/06	(F)
HOUSTON, TX

NEWTOWN ROAD	967,799	904,959	877,378	-	904,959	877,378	1,782,337	2,680	1997	12/01/06	(F)
Virginia Beach

NTB ELDRIDGE	-	960,000	-	-	960,000	-	960,000	-	2003	11/02/05	(F)
Houston, TX

PARADISE SHOPS OF LARGO	7,325,000	4,640,000	7,483,243	(27,380)	4,640,000	7,455,863	12,095,863	317,989	2005	10/17/05	(F)
Largo, FL

PARKWAY CENTRE NORTH	-	4,680,000	8,720,368	-	4,680,000	8,720,368	13,400,368	79,885	2006	10/13/06	(F)
Grove City, OH

PINEHURST SHOPPING CENTER	-	625,000	2,155,792	1,205	625,000	2,156,997	2,781,997	98,784	1980	10/14/05	(F)
Humble, TX

PLAZA AT EAGLE'S LANDING	5,310,000	1,580,000	7,001,732	-	1,580,000	7,001,732	8,581,732	40,826	2005/2006	11/02/06	(F)
Stockbridge, GA

SARATOGA TOWN CENTER	-	1,500,000	12,025,395	945,153	1,500,000	12,970,548	14,470,548	510,939	2004	10/27/05	(F)
Corpus Christi, TX

SHAKOPEE SHOPPING CENTER	8,800,000	6,900,000	8,583,128	-	6,900,000	8,583,128	15,483,128	235,913	2004	04/06/06	(F)
Shakopee, MN

SHERMAN PLAZA	-	9,655,000	30,981,619	-	9,655,000	30,981,619	40,636,619	-	2006	12/21/06	(F)
Evanston, IL

SHERMAN TOWN CENTER	38,197,503	4,850,000	49,273,080	-	4,850,000	49,273,080	54,123,080	576,283	2002	08/17/06	(F)
Sherman, TX

SPRING TOWN CENTER	7,430,846	3,150,000	12,445,143	-	3,150,000	12,445,143	15,595,143	188,500	2005	07/21/06	(F)
Spring, TX

STABLES TOWN CENTER PHASE I & II	-	4,650,000	18,029,260	976,993	4,650,000	19,006,253	23,656,253	645,342	2004	12/16/05	(F)
Spring, TX

STATE STREET MARKET	-	3,950,000	14,184,146		3,950,000	14,184,146	18,134,146	43,009	2000	12/14/06	(F)
Rockford, IL

STOP & SHOP - SICKLERVILLE	8,535,000	2,200,000	11,559,288	-	2,200,000	11,559,288	13,759,288	235,962	1994	06/08/06	(F)
Sicklerville. NJ

STOP N SHOP - BRISTOL	8,368,067	1,700,000	11,830,353	-	1,700,000	11,830,353	13,530,353	241,491	1994	06/08/06	(F)
Bristol, RI

STOP N SHOP - CUMBERLAND	11,531,000	2,400,000	16,195,814	-	2,400,000	16,195,814	18,595,814	330,618	1994	06/08/06	(F)
Cumberland, RI

STOP N SHOP - FRAMINGHAM	9,268,514	6,500,000	8,516,720	-	6,500,000	8,516,720	15,016,720	173,748	1994	06/08/06	(F)

Framingham, RI

STOP N SHOP - HYDE PARK	8,100,000	2,000,000	12,273,916	-	2,000,000	12,273,916	14,273,916	394,907	1998	01/05/06	(F)
Hyde Park, NY

STOP N SHOP - MALDEN	12,752,742	6,700,000	13,828,407	-	6,700,000	13,828,407	20,528,407	282,269	1994	06/08/06	(F)
Malden, MA

STOP N SHOP - SOUTHINGTON	11,145,000	4,000,000	13,937,929	-	4,000,000	13,937,929	17,937,929	284,522	1994	06/08/06	(F)
Southington, CT

STOP N SHOP - SWAMPSCOTT	11,066,477	4,200,000	13,613,240	-	4,200,000	13,613,240	17,813,240	277,879	1994	06/08/06	(F)
Swampscott, MA

THE MARKET AT HILLIARD	11,220,000	4,450,000	13,308,202	-	4,450,000	13,308,202	17,758,202	232,693	2006	07/11/06	(F)
Hilliard, OH

TOMBALL TOWN CENTER	-	1,950,000	14,223,562	9,048	1,950,000	14,232,610	16,182,610	498,024	2004	12/22/05	(F)
Tomball, TX

TRIANGLE CENTER	23,600,000	12,770,000	20,386,659	4,138,549	12,770,000	24,525,208	37,295,208	812,858	2004/2005	12/22/05	(F)
Longview, WA

WALGREENS - SPRINGFIELD	-	855,000	2,528,912	1,135	855,000	2,530,047	3,385,047	92,725	2003	12/19/05	(F)
Springfield, IL

WEST END SQUARE	-	675,000	2,036,657	747,275	675,000	2,783,932	3,458,932	83,145	1980	11/16/05	(F)
Houston, TX

WILLIS TOWN CENTER	-	1,550,000	1,117,646	702,691	1,550,000	1,820,337	3,370,337	56,215	2001	10/27/05	(F)
Willis, TX

WINCHESTER TOWN CENTER	-	495,000	2,644,735	1,321,318	495,000	3,966,053	4,461,053	143,272	2004	11/22/05	(F)
Houston, TX

WINDERMERE VILLAGE	-	1,220,000	5,702,749	448,742	1,220,000	6,151,491	7,371,491	249,717	2004	11/11/05	(F)
Houston, TX

WOODFOREST SQUARE	-	300,000	2,135,295	1,068	300,000	2,136,363	2,436,363	91,307	1980	10/27/05	(F)
Houston, TX

Office
11500 MARKET STREET	-	140,000	345,662	166	140,000	345,828	485,828	14,790	2000	11/08/05	(F)
Jacinto City, TX

6234 RICHMOND AVENUE	-	500,000	968,889	962	500,000	969,851	1,469,851	41,598	1980	10/27/05	(F)
Houston, TX

AT&T - ST LOUIS	112,695,000	8,000,000	170,169,372	-	8,000,000	170,169,372	178,169,372	-	1986	12/21/06	(F)
St Louis, MO

BRIDGESIDE POINT OFFICE BLDG	17,325,000	1,525,000	28,598,049	10,586	1,525,000	28,608,635	30,133,635	1,084,625	2001	11/22/05	(F)
Pittsburg, PA

COMMONS DRIVE	3,662,584	1,600,000	5,746,144	-	1,600,000	5,746,144	7,346,144	35,111	1995	11/13/06	(F)
Aurora, IL

DULLES EXECUTIVE PLAZA	68,750,000	15,500,000	96,083,330	-	15,500,000	96,083,330	111,583,330	1,401,139	2002	07/25/06	(F)
Herndon, VA

HOUSTON LAKES	8,987,523	3,000,000	12,949,941	-	3,000,000	12,949,941	15,949,941	-	1993	12/18/06	(F)
Houston, TX

IDS CENTER	161,000,000	24,900,000	202,017,816	-	24,900,000	202,017,816	226,917,816	2,353,665	1972	08/17/06	(F)
Minneapolis, MN

LAKE VIEW TECHNOLOGY CENTER	14,470,000	884,000	21,971,915	99,641	884,000	22,071,556	22,955,556	836,474	2004	12/02/05	(F)
Suffolk, VA

REGIONAL ROAD	8,678,875	950,000	10,501,395	-	950,000	10,501,395	11,451,395	64,168	1988	11/07/06	(F)
Greensboro, NC

SANTEE - CIVIC CENTER	12,022,693	-	17,837,941	-	-	17,837,941	17,837,941	52,025	2003	11/30/06	(F)
Santee, CA

SBC CENTER	200,472,000	35,800,000	287,419,320	4,375	35,800,000	287,423,695	323,223,695	11,735,044	1990/1991	11/15/05	(F)
Hoffman Estates, IL

WASHINGTON MUTUAL - ARLINGTON	20,115,000	4,870,000	30,915,029	-	4,870,000	30,915,029	35,785,029	188,906	1983	10/20/06	(F)
Arlington, TX

Apartment
SOUTHGATE APARTMENTS	10,725,000	1,730,000	16,356,097		1,730,000	16,356,097	18,086,097	512,235	2002	03/02/06	(F)
Louisville, KY

Industrial
1800 BRUNING	10,156,344	10,000,000	7,970,531	-	10,000,000	7,970,531	17,970,531	24,349	2001	11/17/06	(F)
Itasca, IL

500 HARTLAND	5,860,131	1,200,000	7,458,988	-	1,200,000	7,458,988	8,658,988	45,577	2000	10/19/06	(F)
Hartland, WI

55th STREET	7,350,732	1,600,000	11,114,725	-	1,600,000	11,114,725	12,714,725	67,916	2001	10/20/06	(F)
Kenosha, WI

BAYMEADOW - GLEN BURNIE	13,824,427	1,225,000	23,407,116	-	1,225,000	23,407,116	24,632,116	68,267	1998	11/29/06	(F)
Glen Burnie, MD

C&S - ABERDEEN	-	4,650,000	33,276,177	-	4,650,000	33,276,177	37,926,177	-	1998	12/27/06	(F)
Aberdeen, MD

C&S - NORTH HATFIELD	-	4,800,000	30,103,241	-	4,800,000	30,103,241	34,903,241	-	1998	12/27/06	(F)
Hatfield, MA

C&S - SOUTH HATFIELD	-	2,500,000	15,250,628	-	2,500,000	15,250,628	17,750,628	-	1994	12/27/06	(F)
Hatfield, MA

C&S - WESTFIELD	-	3,850,000	45,906,015	-	3,850,000	45,906,015	49,756,015	-	2004	12/27/06	(F)
Westfield, MA

CLARION	3,171,555	87,000	4,789,965	-	87,000	4,789,965	4,876,965	13,977	1997	12/13/06	(F)
Clarion, IA

DEER PARK SEACO	2,964,819	240,000	5,271,499	-	240,000	5,271,499	5,511,499	32,212	1999	11/09/06	(F)
Deer Park, TX

DORAL - WAUKESHA	1,364,493	240,000	2,013,217	-	240,000	2,013,217	2,253,217	12,302	1991	11/09/06	(F)
Waukesha, WI

INDUSTRIAL DRIVE	3,708,608	200,000	6,812,295	-	200,000	6,812,295	7,012,295	39,736	1996	10/23/06	(F)
Horicon, WI

KIRK ROAD	7,862,815	2,200,000	11,412,892	-	2,200,000	11,412,892	13,612,892	69,738	1995	11/09/06	(F)
St. Charles, IL

McKESSON DISTRIBUTION CENTER	5,760,000	345,000	8,950,076	1,629	345,000	8,951,705	9,296,705	382,826	2005	11/02/05	(F)
Conroe, TX

THERMO PROCESS SYSTEMS	8,201,000	1,202,000	11,994,905	-	1,202,000	11,994,905	13,196,905	402,970	2005	01/17/06	(F)
Sugar Land, TX

WESTPORT - MECHANICSBURG	4,028,814	1,300,000	6,185,337	-	1,300,000	6,185,337	7,485,337	36,079	1996	11/09/06	(F)
Mechanicsburg, PA

Total	1,062,703,203	332,113,459	1,901,668,377	12,125,613	332,113,459	1,913,793,990	2,245,907,449	38,983,170

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2006

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2006 for Federal income tax purposes was approximately $2,205,000,000 (unaudited).

(C)

Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)

Reconciliation of real estate owned:

2006

Balance at December 31, 2005	$710,506,360
Purchases of investment properties	1,698,653,432
Payments received under master leases	(245,160)
Acquired in-place lease intangibles	(173,261,172)
Acquired above market lease intangibles	(8,664,011)
Acquired below market lease intangibles	18,918,000

Balance at December 31, 2006	$2,245,907,449

(E)

Reconciliation of accumulated depreciation:

Balance at January 1, 2006	$2,751,586
Depreciation expense	36,231,584

Balance at December 31, 2006	$38,983,170

(F)

Depreciation is computed based upon the following estimated lives:

Buildings and improvements	15-30 years
Tenant improvements and equipment	5-10 years

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting principles or practices or financial statement disclosure or auditing scope of procedure during 2005 or 2006.

Item 9A.  Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” ("Disclosure Controls") as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of the end of the period covered by this Annual Report.  The controls evaluation was done under the supervision and with the participation of management, including our chief executive officer (CEO) and principal financial and accounting officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.  To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report.  In the course of the controls evaluation, our management sought to identify data errors, control problems or acts of fraud and confirms that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.  Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, our management also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting.  This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our board's audit committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements.  Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is made known to our management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item will be presented in our definitive proxy statement for our 2007 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2007 and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website http://www.inlandamerican.com.  We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2007 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2007 and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2007 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2007 and is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item will be presented in our definitive proxy statement for our 2007 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2007 and is incorporated by reference into this Item 13.

Item 14.   Principal Accountant Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2007 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2007 and is incorporated by reference into this Item 14.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you.  Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

(a)

List of documents filed:

(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2006 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)

Exhibits:

The list of exhibits filed as part of this Annual Report is set forth in (b) below and on the Exhibit Index attached hereto.

(b)  Exhibits:

EXHIBIT NO.	DESCRIPTION
3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006)

3.2

Amended Bylaws of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743))

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.3

Independent Director Stop Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

10.1

Business Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.1

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.2

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.3

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.4

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.3

Property Acquisition Agreement, dated as of August 31, 2005, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.4

Escrow Agreement, dated as of August 31, 2005, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 18, 2005 (file number 333-122743))

10.6

Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc., and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.7

Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.8

Stockholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.9

Supplemental Stockholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.10

Assignment  (Re: Newquest Portfolio) dated October 11, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.11

Purchase Agreement (Re: Newquest Portfolio) dated May 18, 2005 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.12

Assignment and Assumption of Purchase and Sale Agreement (Re: Bridgeside Point) dated November, 2005 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.13

Purchase Agreement (Re: Bridgeside Point) dated September 14, 2005 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.14

Real Estate Sales Contract (Re: SBC) dated November 3, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.15

Assignment  (Re: McKesson Distribution) dated November 1, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.16

Amended Earnest Money Contract (Re: McKesson Distribution) dated October 19, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.17

Assignment of Agreement (Re: Paradise Shoppes of Largo) dated October 17, 2005 (incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.18

Amended Agreement of Purchase and Sale of Shopping Center (Re: Paradise Shoppes of Largo) dated September 28, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.19

Assignment (Re: Lakeview Technology Center) dated October 7, 2005 (incorporated by reference to Exhibit 10.18 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.20

Amended Agreement (Re: Lakeview Technology Center) dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.21

Assignment (Re: Triangle Center) dated December 23, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K/A dated December 22, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2005)

10.22

Amended and Reinstated Agreement of Sale (Re: Triangle Center) dated June 23, 2005 (incorporated by reference to Exhibit 10.21 to the Registrant's Form 8-K/A dated December 22, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2005)

10.23

Purchase and Sale Agreement (Membership Interests) (Re: Cinemark 12 - Silverlake) dated December 28, 2005 (incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K/A dated December 28, 2005, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006)

10.24

Assignment and Assumption of Purchase and Sale Agreement (Re: Cinemark 12 - Silverlake) dated September 23, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K/A dated December 28, 2005, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006)

10.25

Assignment (Re: Monadnock Marketplace) dated December 20, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.26

Agreement of Purchase and Sale (Re: Monadnock Marketplace) dated November 9, 2005, as amended (incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.27

Agreement of Contribution (Re: Stop and Shop - Hyde Park) dated November 28, 2005, as amended (incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.28

Limited Liability Agreement of Inland American Hyde Park, L.L.C. dated November 1, 2005 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.29

Assignment (Re: Thermo Process Systems) dated January 2006 (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K dated January 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006)

10.30

Contract of Sale and Purchase (Re: Thermo Process Systems) dated August 12, 2005, as amended (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K dated January 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006)

10.31

Agreement to Purchase, dated June 16, 2005, by and between Lakewood Associates Ltd. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.31 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.32

Assignment and Assumption of Purchase and Sale Agreement, dated January 2006 (Lakewood Shopping Center) (incorporated by reference to Exhibit 10.32 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.33

Renewal Note by MB Margate Lakewood I, LLC, dated January 2006 (incorporated by reference to Exhibit 10.33 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.34

Assumption and Ratification Agreement, dated January 2006, by and between Nationwide Life Insurance Company and MB Margate Lakewood I, LLC, including Mortgage and Security Agreement by Lakewood Associates, Ltd. in favor of Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.34 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.35

Promissory Note by MB Pittsburgh Bridgeside DST in favor of Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.37 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.36

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by MB Pittsburgh Bridgeside DST for the benefit of Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.38 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.37

Loan Agreement between MB Pittsburgh Bridgeside DST and Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.39 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.38

Mortgage, Security Agreement and Fixture Filing by MB Longview Triangle, L.L.C. for the benefit of LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.40 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.39

Loan Agreement between MB Longview Triangle, L.L.C. and LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.40

Promissory Note by MB Longview Triangle, L.L.C. in favor of LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.41

Purchase Agreement dated November 29, 2005 between Southgate Group, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.42

Assignment and Assumption of Purchase Agreement, dated March 2, 2006, between Inland Real Estate Acquisitions, Inc. and MB Louisville Southgate, LLC (incorporated by reference to Exhibit 10.44 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.43

Loan Agreement made as of February 27, 2006 by and between Principal Commercial Funding, LLC and MB Keene Monadnock, L.L.C. (incorporated by reference to Exhibit 10.45 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.44

Mortgage and Security Agreement made as of February 27, 2006 by and between MB Keene Monadnock, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.46 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.45

Promissory Note made as of February 27, 2006 by MB Keene Monadnock, L.L.C. in favor of Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.47 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.46

Promissory Note by MB Sugar Land Gillingham Limited Partnership in favor of Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.48 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.47

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by MB Sugar Land Gillingham Limited Partnership to William D. Cleveland as trustee for the benefit of Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.49 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.48

Loan Agreement between MB Sugar Land Gillingham Limited Partnership and Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.50 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.49

Purchase and Sale Agreement dated February 3, 2006 between Continental 95 Fund, LLC and Inland Real Estate Acquisitions, Inc., as amended, re Shakopee Center (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.50

Assignment and Assumption of Purchase and Sale Agreement made and entered into the 4th day of April, 2004 by Inland Real Estate Acquisitions, Inc. and MB Shakopee Vierling, L.L.C. re Shakopee Center (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.51

Real Estate Purchase and Sale Agreement by and between Maple Leaf Expansion, Inc. and Inland Real Estate Acquisitions, Inc. re Canfield Plaza (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.52

Assignment and Assumption of Purchase and Sale Agreement made and entered into the 5th day of April, 2006 by Inland Real Estate Acquisitions, Inc. and MB Canfield Main, L.L.C. re Canfield Plaza (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.53

Loan Agreement dated April 21, 2006 between Merrill Lynch Mortgage Lending, Inc. and MB Louisville Southgate, L.L.C. (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.54

Mortgage, Assignment of Leases and Rents and Security Agreement made as of April 21, 2006 by MB Louisville Southgate, L.L.C. to Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.55

Promissory Note made April 21, 2006 by MB Louisville Southgate, L.L.C. to Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.56

Letter Agreement dated May 12, 2006 between MB Shakopee Vierling, L.L.C. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.57

Mortgage Note dated May 12, 2006 made by MB Shakopee Vierling, L.L.C. in favor of Allstate Life Insurance Company (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.58

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing made May 12, 2006 from MB Shakopee Vierling, L.L.C. in favor of Allstate Life Insurance Company (incorporated by reference to Exhibit 10.60 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.59

Agreement of Sale and Purchase between LB Lincoln Mall Holdings LLC and Inland Real Estate Acquisitions, Inc. dated February 6, 2006 re Lincoln Mall, as amended (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.60

Assignment made as of the 31st day of May, 2006 by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Lincoln Mall, L.L.C. re Lincoln Mall (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.61

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.62

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.63

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.76

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.77

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.78

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.79

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.80

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.81

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.82

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.83

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.84

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.85

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.86

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.87

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.88

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.89

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.90

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.91

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.92

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.93

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.94

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.95

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.96

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.97

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.98

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.99

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.100

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.101

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.102

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.103

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.104

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.105

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.106

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.107

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.108

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.109

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.110

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.111

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.112

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.113

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.114

Agreement of Purchase and Sale by and between 80 South Eighth, L.L.C. and Inland Real Estate Acquisitions, Inc., dated June 29, 2006 (Re:  IDS Center) (incorporated by reference to Exhibit 10.116 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.115

Assignment and Assumption of Purchase and Sale Agreement, dated June 29, 2006, by and between Inland Real Estate Acquisitions, Inc. and MB Minneapolis 8th Street, L.L.C. (Re:  IDS Center) (incorporated by reference to Exhibit 10.117 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.116

Assumption Agreement by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C., Minto Builders (Florida), Inc., JBC Opportunity Fund II, L.P., and Teachers Insurance and Annuity Association of America (Re:  IDS Center) (incorporated by reference to Exhibit 10.118 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.117

Assumption and Amendment of Mortgage by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C. and Teachers Insurance And Annuity Association of America (Re:  IDS Center) (incorporated by reference to Exhibit 10.119 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.118

Mortgage, Assignments of Leases and Rents, Security Agreement and Fixture Filing Statement by and between 80 South Eighth, L.L.C. and Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 (Re:  IDS Center) (incorporated by reference to Exhibit 10.120 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.119

Promissory Note made by 80 South Eighth, L.L.C. payable to Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 and Assumption of Note by and among  MB Minneapolis 8th Street, L.L.C. and Teachers Insurance and Annuity Association of America  (Re:  IDS Center) (incorporated by reference to Exhibit 10.121 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.120

Closing Agreement by and between A-S 60 HWY 75-Loy Lake, L.P. and MB Sherman Town Center Limited Partnership (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.122 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.121

Assumption and Release Agreement by and between A-S 60 HWY 75-Loy Lake, L.P., Steven D. Alvis, Jay K. Sears, H. Dean Lane, Jr. and Kyle D. Lippman, MB Sherman Town Center Limited Partnership, Minto Builders (Florida), Inc. and Wells Fargo Bank, N.A., as Trustee (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.123 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.122

Deed of Trust and Security Agreement by A-S 60 HWY 70-Loy Lake, L.P. to Reno Hartfeil as trustee for the benefit of JP Morgan Chase Bank, dated June 15, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.124) to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.123

Fixed Rate Note by A-S 60 HWY 70-Loy Lake, L.P. payable to  JP Morgan Chase Bank, dated June 30, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.125 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.124

Guaranty by Minto Builders (Florida), Inc. for the benefit of Wells Fargo Bank, N.A., as Trustee under that certain Pooling and Servicing Agreement dated as of November 23, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.126 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.125

Guaranty of Borrower’s Recourse Liabilities by Minto Builders (Florida), Inc. for the benefit of Teachers Insurance and Annuity Association of America, Inc. (Re:  IDS Center) (incorporated by reference to Exhibit 10.127 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.126

Assignment, dated July 14, 2006, from Minto Builders (Florida), Inc. to MB Sherman Town Center Limited Partnership of Real Estate Purchase Agreement, dated May 18, 2005 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.128 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.127

Loan Participation Agreement, by and between IA Orlando Sand, L.L.C. and Inland Real Estate Corporation, dated October 26, 2006 (incorporated by reference to Exhibit 10.129 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.128

Promissory Note, by and between Fourth Quarter properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.130 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.129

First Mortgage and Security Agreement, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.131 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.130

First Mortgage and Security Agreement (7.86 acre parcel), by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.132 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.131

Loan Guaranty Agreement, by and between Stanley E. Thomas and Thomas Enterprises, Inc., to IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.133 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.132

Collateral Assignment of Agreements Affecting Real Estate, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.134 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.133

Environmental Indemnity Agreement, by and among Fourth Quarter Properties 124, L.L.C., Stanley E. Thomas and Thomas Enterprises, Inc., for the benefit of IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.135 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.134

Fourth Side Letter Agreement to the Securities Purchase and Subscription Agreement and Second Amended and Restated Articles of Incorporation, by and between Minto Delaware, L.L.C. and Minto Builders (Florida), Inc., dated October 27, 2006 (incorporated by reference to Exhibit 10.137 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.135

Third Side Letter Agreement to the Securities Purchase and Subscription Agreement, by and among Minto (Delaware), L.L.C. and Minto Holdings, Inc. and Minto Builders (Florida), Inc. and Inland American Real Estate Trust, Inc., dated October 27, 2006 (incorporated by reference to Exhibit 10.138 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.136

Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.137

Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.138

Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.139

909 Chestnut Real Estate Sale Contract (Re: AT&T Center), dated as of November 3, 2006, by and between Southwestern Bell Telephone, L.P. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.142 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.140

Assignment of Purchase and Sale by and between MB St. Louis Chestnut, L.L.C. and Inland Real Estate Acquisitions, Inc., dated December 21, 2006 (Re: AT&T Center) (incorporated by reference to Exhibit 10.143 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.141

Loan Agreement, dated as of December 21, 2006, between MB St. Louis Chestnut, L.L.C. and Bear Stearns Commercial Mortgage, Inc. (Re: AT&T Center) (incorporated by reference to Exhibit 10.144 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.142

Promissory Note, dated as of December 21, 2006, made by MB St. Louis Chestnut, L.L.C. in favor of Bear Stearns Commercial Mortgage, Inc. (Re: AT&T Center) (incorporated by reference to Exhibit 10.145 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.143

Deed of Trust, Security Agreement and Fixture Filing, dated as of December 21, 2006, executed and delivered by MB St. Louis Chestnut, L.L.C. to Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.146 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.144

Purchase and Sale Agreement by Bradley Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., dated May 2, 2006, as amended (incorporated by reference to Exhibit 10.147 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

10.145

Assignments of Purchase and Sale Agreement by Inland Real Estate Acquisitions, Inc. to Subsidiaries of MB REIT with respect to the Twenty-Two Closed Bradley Portfolio Properties (incorporated by reference to Exhibit 10.148 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

14.1

Inland American Real Estate Trust, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

21.1	Subsidiaries of the Registrant *

23.2	Consent of KPMG LLP *

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1

Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.2

Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant's Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.3

First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.4

Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.5

Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.7

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

*	Filed as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 2, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert D. Parks Name: Robert D. Parks	Director and chairman of the board	March 2, 2007
By: /s/ Brenda G. Gujral Name: Brenda G. Gujral	Director and president (principal executive officer)	March 2, 2007
By: /s/ Lori J. Foust Name: Lori J. Foust	Treasurer (principal financial and accounting officer)	March 2, 2007
By: /s/ J. Michael Borden Name: J. Michael Borden	Director	March 2, 2007
By: /s/ David Mahon Name: David Mahon	Director	March 2, 2007
By: /s/ Thomas F. Meagher Name: Thomas F. Meagher	Director	March 2, 2007
By: /s/ Paula Saban Name: Paula Saban	Director	March 2, 2007
By: /s/ William J. Wierzbicki Name: William J. Wierzbicki	Director	March 2, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006)

3.2

Amended Bylaws of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743))

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.3

Independent Director Stop Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

10.1

Business Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.1

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.2

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.3

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.4

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.3

Property Acquisition Agreement, dated as of August 31, 2005, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.4

Escrow Agreement, dated as of August 31, 2005, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated August 31, 2005, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 18, 2005 (file number 333-122743))

10.6

Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc., and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.7

Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.8

Stockholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.9

Supplemental Stockholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc., and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.10

Assignment  (Re: Newquest Portfolio) dated October 11, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.11

Purchase Agreement (Re: Newquest Portfolio) dated May 18, 2005 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.12

Assignment and Assumption of Purchase and Sale Agreement (Re: Bridgeside Point) dated November, 2005 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.13

Purchase Agreement (Re: Bridgeside Point) dated September 14, 2005 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.14

Real Estate Sales Contract (Re: SBC) dated November 3, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.15

Assignment  (Re: McKesson Distribution) dated November 1, 2005 (incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.16

Amended Earnest Money Contract (Re: McKesson Distribution) dated October 19, 2005 (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.17

Assignment of Agreement (Re: Paradise Shoppes of Largo) dated October 17, 2005 (incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.18

Amended Agreement of Purchase and Sale of Shopping Center (Re: Paradise Shoppes of Largo) dated September 28, 2005 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.19

Assignment (Re: Lakeview Technology Center) dated October 7, 2005 (incorporated by reference to Exhibit 10.18 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.20

Amended Agreement (Re: Lakeview Technology Center) dated September 9, 2005 (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K dated October 13, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 27, 2005)

10.21

Assignment (Re: Triangle Center) dated December 23, 2005 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K/A dated December 22, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2005)

10.22

Amended and Reinstated Agreement of Sale (Re: Triangle Center) dated June 23, 2005 (incorporated by reference to Exhibit 10.21 to the Registrant's Form 8-K/A dated December 22, 2005, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2005)

10.23

Purchase and Sale Agreement (Membership Interests) (Re: Cinemark 12 - Silverlake) dated December 28, 2005 (incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K/A dated December 28, 2005, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006)

10.24

Assignment and Assumption of Purchase and Sale Agreement (Re: Cinemark 12 - Silverlake) dated September 23, 2005 (incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K/A dated December 28, 2005, as filed by the Registrant with the Securities and Exchange Commission on January 5, 2006)

10.25

Assignment (Re: Monadnock Marketplace) dated December 20, 2005 (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.26

Agreement of Purchase and Sale (Re: Monadnock Marketplace) dated November 9, 2005, as amended (incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.27

Agreement of Contribution (Re: Stop and Shop - Hyde Park) dated November 28, 2005, as amended (incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.28

Limited Liability Agreement of Inland American Hyde Park, L.L.C. dated November 1, 2005 (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K dated January 4, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2006)

10.29

Assignment (Re: Thermo Process Systems) dated January 2006 (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K dated January 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006)

10.30

Contract of Sale and Purchase (Re: Thermo Process Systems) dated August 12, 2005, as amended (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K dated January 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2006)

10.31

Agreement to Purchase, dated June 16, 2005, by and between Lakewood Associates Ltd. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.31 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.32

Assignment and Assumption of Purchase and Sale Agreement, dated January 2006 (Lakewood Shopping Center) (incorporated by reference to Exhibit 10.32 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.33

Renewal Note by MB Margate Lakewood I, LLC, dated January 2006 (incorporated by reference to Exhibit 10.33 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.34

Assumption and Ratification Agreement, dated January 2006, by and between Nationwide Life Insurance Company and MB Margate Lakewood I, LLC, including Mortgage and Security Agreement by Lakewood Associates, Ltd. in favor of Nationwide Life Insurance Company (incorporated by reference to Exhibit 10.34 to the Registrant's Form 8-K dated January 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 2, 2006)

10.35

Promissory Note by MB Pittsburgh Bridgeside DST in favor of Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.37 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.36

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by MB Pittsburgh Bridgeside DST for the benefit of Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.38 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.37

Loan Agreement between MB Pittsburgh Bridgeside DST and Nomura Credit & Capital, Inc. dated February 10, 2006 (incorporated by reference to Exhibit 10.39 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.38

Mortgage, Security Agreement and Fixture Filing by MB Longview Triangle, L.L.C. for the benefit of LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.40 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.39

Loan Agreement between MB Longview Triangle, L.L.C. and LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.40

Promissory Note by MB Longview Triangle, L.L.C. in favor of LaSalle Bank National Association dated February 9, 2006 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 8-K dated February 9, 2006, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2006)

10.41

Purchase Agreement dated November 29, 2005 between Southgate Group, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.42

Assignment and Assumption of Purchase Agreement, dated March 2, 2006, between Inland Real Estate Acquisitions, Inc. and MB Louisville Southgate, LLC (incorporated by reference to Exhibit 10.44 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.43

Loan Agreement made as of February 27, 2006 by and between Principal Commercial Funding, LLC and MB Keene Monadnock, L.L.C. (incorporated by reference to Exhibit 10.45 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.44

Mortgage and Security Agreement made as of February 27, 2006 by and between MB Keene Monadnock, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.46 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.45

Promissory Note made as of February 27, 2006 by MB Keene Monadnock, L.L.C. in favor of Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.47 to the Registrant's Form 8-K dated February 27, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 3, 2006)

10.46

Promissory Note by MB Sugar Land Gillingham Limited Partnership in favor of Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.48 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.47

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by MB Sugar Land Gillingham Limited Partnership to William D. Cleveland as trustee for the benefit of Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.49 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.48

Loan Agreement between MB Sugar Land Gillingham Limited Partnership and Nomura Credit & Capital, Inc. dated March 3, 2006 (incorporated by reference to Exhibit 10.50 to the Registrant's Form 8-K dated March 3, 2006, as filed by the Registrant with the Securities and Exchange Commission on March 8, 2006)

10.49

Purchase and Sale Agreement dated February 3, 2006 between Continental 95 Fund, LLC and Inland Real Estate Acquisitions, Inc., as amended, re Shakopee Center (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.50

Assignment and Assumption of Purchase and Sale Agreement made and entered into the 4th day of April, 2004 by Inland Real Estate Acquisitions, Inc. and MB Shakopee Vierling, L.L.C. re Shakopee Center (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.51

Real Estate Purchase and Sale Agreement by and between Maple Leaf Expansion, Inc. and Inland Real Estate Acquisitions, Inc. re Canfield Plaza (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.52

Assignment and Assumption of Purchase and Sale Agreement made and entered into the 5th day of April, 2006 by Inland Real Estate Acquisitions, Inc. and MB Canfield Main, L.L.C. re Canfield Plaza (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.53

Loan Agreement dated April 21, 2006 between Merrill Lynch Mortgage Lending, Inc. and MB Louisville Southgate, L.L.C. (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.54

Mortgage, Assignment of Leases and Rents and Security Agreement made as of April 21, 2006 by MB Louisville Southgate, L.L.C. to Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.55

Promissory Note made April 21, 2006 by MB Louisville Southgate, L.L.C. to Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.56

Letter Agreement dated May 12, 2006 between MB Shakopee Vierling, L.L.C. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.57

Mortgage Note dated May 12, 2006 made by MB Shakopee Vierling, L.L.C. in favor of Allstate Life Insurance Company (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.58

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing made May 12, 2006 from MB Shakopee Vierling, L.L.C. in favor of Allstate Life Insurance Company (incorporated by reference to Exhibit 10.60 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.59

Agreement of Sale and Purchase between LB Lincoln Mall Holdings LLC and Inland Real Estate Acquisitions, Inc. dated February 6, 2006 re Lincoln Mall, as amended (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.60

Assignment made as of the 31st day of May, 2006 by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Lincoln Mall, L.L.C. re Lincoln Mall (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 14, 2006 (file number 333-122743))

10.61

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.62

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.63

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.76

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.77

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.78

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.79

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.80

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.81

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.82

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.83

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.84

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.85

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.86

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.87

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.88

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.89

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.90

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.91

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.92

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.93

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.94

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.95

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.96

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.97

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.98

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.99

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.100

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.101

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.102

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.103

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.104

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.105

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.106

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.107

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.108

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.109

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.110

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.111

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.112

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.113

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A dated June 8, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.114

Agreement of Purchase and Sale by and between 80 South Eighth, L.L.C. and Inland Real Estate Acquisitions, Inc., dated June 29, 2006 (Re:  IDS Center) (incorporated by reference to Exhibit 10.116 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.115

Assignment and Assumption of Purchase and Sale Agreement, dated June 29, 2006, by and between Inland Real Estate Acquisitions, Inc. and MB Minneapolis 8th Street, L.L.C. (Re:  IDS Center) (incorporated by reference to Exhibit 10.117 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.116

Assumption Agreement by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C., Minto Builders (Florida), Inc., JBC Opportunity Fund II, L.P., and Teachers Insurance and Annuity Association of America (Re:  IDS Center) (incorporated by reference to Exhibit 10.118 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.117

Assumption and Amendment of Mortgage by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C. and Teachers Insurance And Annuity Association of America (Re:  IDS Center) (incorporated by reference to Exhibit 10.119 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.118

Mortgage, Assignments of Leases and Rents, Security Agreement and Fixture Filing Statement by and between 80 South Eighth, L.L.C. and Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 (Re:  IDS Center) (incorporated by reference to Exhibit 10.120 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.119

Promissory Note made by 80 South Eighth, L.L.C. payable to Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 and Assumption of Note by and among  MB Minneapolis 8th Street, L.L.C. and Teachers Insurance and Annuity Association of America  (Re:  IDS Center) (incorporated by reference to Exhibit 10.121 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.120

Closing Agreement by and between A-S 60 HWY 75-Loy Lake, L.P. and MB Sherman Town Center Limited Partnership (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.122 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.121

Assumption and Release Agreement by and between A-S 60 HWY 75-Loy Lake, L.P., Steven D. Alvis, Jay K. Sears, H. Dean Lane, Jr. and Kyle D. Lippman, MB Sherman Town Center Limited Partnership, Minto Builders (Florida), Inc. and Wells Fargo Bank, N.A., as Trustee (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.123 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.122

Deed of Trust and Security Agreement by A-S 60 HWY 70-Loy Lake, L.P. to Reno Hartfeil as trustee for the benefit of JP Morgan Chase Bank, dated June 15, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.124) to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.123

Fixed Rate Note by A-S 60 HWY 70-Loy Lake, L.P. payable to  JP Morgan Chase Bank, dated June 30, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.125 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.124

Guaranty by Minto Builders (Florida), Inc. for the benefit of Wells Fargo Bank, N.A., as Trustee under that certain Pooling and Servicing Agreement dated as of November 23, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.126 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.125

Guaranty of Borrower’s Recourse Liabilities by Minto Builders (Florida), Inc. for the benefit of Teachers Insurance and Annuity Association of America, Inc. (Re:  IDS Center) (incorporated by reference to Exhibit 10.127 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.126

Assignment, dated July 14, 2006, from Minto Builders (Florida), Inc. to MB Sherman Town Center Limited Partnership of Real Estate Purchase Agreement, dated May 18, 2005 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.128 to the Registrant’s Form 8-K dated August 17, 2006, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.127

Loan Participation Agreement, by and between IA Orlando Sand, L.L.C. and Inland Real Estate Corporation, dated October 26, 2006 (incorporated by reference to Exhibit 10.129 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.128

Promissory Note, by and between Fourth Quarter properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.130 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.129

First Mortgage and Security Agreement, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.131 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.130

First Mortgage and Security Agreement (7.86 acre parcel), by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.132 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.131

Loan Guaranty Agreement, by and between Stanley E. Thomas and Thomas Enterprises, Inc., to IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.133 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.132

Collateral Assignment of Agreements Affecting Real Estate, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.134 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.133

Environmental Indemnity Agreement, by and among Fourth Quarter Properties 124, L.L.C., Stanley E. Thomas and Thomas Enterprises, Inc., for the benefit of IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.135 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.134

Fourth Side Letter Agreement to the Securities Purchase and Subscription Agreement and Second Amended and Restated Articles of Incorporation, by and between Minto Delaware, L.L.C. and Minto Builders (Florida), Inc., dated October 27, 2006 (incorporated by reference to Exhibit 10.137 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.135

Third Side Letter Agreement to the Securities Purchase and Subscription Agreement, by and among Minto (Delaware), L.L.C. and Minto Holdings, Inc. and Minto Builders (Florida), Inc. and Inland American Real Estate Trust, Inc., dated October 27, 2006 (incorporated by reference to Exhibit 10.138 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.136

Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.137

Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.138

Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.139

909 Chestnut Real Estate Sale Contract (Re: AT&T Center), dated as of November 3, 2006, by and between Southwestern Bell Telephone, L.P. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.142 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.140

Assignment of Purchase and Sale by and between MB St. Louis Chestnut, L.L.C. and Inland Real Estate Acquisitions, Inc., dated December 21, 2006 (Re: AT&T Center) (incorporated by reference to Exhibit 10.143 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.141

Loan Agreement, dated as of December 21, 2006, between MB St. Louis Chestnut, L.L.C. and Bear Stearns Commercial Mortgage, Inc. (Re: AT&T Center) (incorporated by reference to Exhibit 10.144 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.142

Promissory Note, dated as of December 21, 2006, made by MB St. Louis Chestnut, L.L.C. in favor of Bear Stearns Commercial Mortgage, Inc. (Re: AT&T Center) (incorporated by reference to Exhibit 10.145 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.143

Deed of Trust, Security Agreement and Fixture Filing, dated as of December 21, 2006, executed and delivered by MB St. Louis Chestnut, L.L.C. to Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.146 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.144

Purchase and Sale Agreement by Bradley Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., dated May 2, 2006, as amended (incorporated by reference to Exhibit 10.147 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

10.145

Assignments of Purchase and Sale Agreement by Inland Real Estate Acquisitions, Inc. to Subsidiaries of MB REIT with respect to the Twenty-Two Closed Bradley Portfolio Properties (incorporated by reference to Exhibit 10.148 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

14.1

Inland American Real Estate Trust, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

21.1	Subsidiaries of the Registrant *

23.2	Consent of KPMG LLP *

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1

Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.2

Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant's Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.3

First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.4

Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.5

Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.7

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

*	Filed as part of this Annual Report on Form 10-K