Form 10-Q
period 2007-03-31
Inland American Real Estate Trust, Inc.
filed 2007-05-15
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of May 8, 2007 there were 369,192,458 shares of the registrant's common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Investment properties:
Land	$368,817	$332,113
Building and other improvements	2,218,597	1,913,794
Construction in progress	44	-

	2,587,458	2,245,907
Less accumulated depreciation	(57,343)	(38,983)

Net investment properties	2,530,115	2,206,924

Cash and cash equivalents (including cash held by management company of $19,855 and $4,118 as of March 31, 2007 and December 31, 2006, respectively)	1,080,740	302,492
Restricted cash (Note 2)	69,221	41,387
Restricted escrows (Note 2)	18,470	22,415
Investment in marketable securities	222,108	159,433
Investment in unconsolidated joint venture (Note 1)	2,866	201
Accounts and rents receivable (net of allowance of $672 and $605 as of March 31 2007 and December 31, 2006, respectively)	20,769	14,294
Notes receivable (Note 4)	69,931	53,152
Due from related parties (Note 3)	54	88
Acquired in-place lease intangibles (net of accumulated amortization of $21,755 and $13,727 as of March 31, 2007 and December 31, 2006, respectively)	233,670	205,853
Acquired above market lease intangibles (net of accumulated amortization of $1,036 and $583 as of March 31, 2007 and December 31, 2006, respectively)	10,367	8,333
Loan fees and loan fee deposits (net of accumulated amortization of $836 and $555 as of March 31, 2007 and December 31, 2006, respectively)	19,604	16,022
Other assets	15,176	9,950

Total assets	$4,293,091	$3,040,544

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Liabilities:
Mortgages and margins payable (Note 8)	$1,323,953	$1,107,113
Accounts payable	2,217	3,109
Accrued offering costs to related parties	13,968	3,557
Accrued offering costs to non-related parties	793	1,832
Accrued interest payable	944	941
Tenant improvement payable	2,899	2,667
Accrued real estate taxes	11,961	9,035
Distributions payable	12,139	8,099
Security deposits	1,917	1,587
Prepaid rental and recovery income and other liabilities	17,815	15,925
Acquired below market lease intangibles (net of accumulated amortization of $1,411 and $1,011 as of March 31, 2007 and December 31, 2006, respectively)	20,802	21,000
Restricted cash liability (Note 2)	69,221	41,387
Other financings (Note 1)	50,522	47,762
Due to related parties (Note 3)	1,310	2,390
Deferred income tax liability (Note 9)	1,506	1,393

Total liabilities	1,531,967	1,267,797

Minority interest	288,224	288,299

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 281,176,200 and 168,620,150 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	281	169
Additional paid in capital (net of offering costs of $291,970 and $178,012 as of March 31, 2007 and December 31, 2006, of which $274,716 and $159,357 was paid or accrued to affiliates as of March 31 ,2007 and December 31, 2006, respectively)	2,511,522	1,504,503
Accumulated distributions in excess of net income (loss)	(61,167)	(41,882)
Accumulated other comprehensive income	22,264	21,658

Total stockholders' equity	2,472,900	1,484,448

Commitments and contingencies (Note 12)

Total liabilities and stockholders' equity	$4,293,091	3,040,544

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Income:
Rental income	$50,561	$15,815
Tenant recovery income	11,550	1,874
Other property income	1,620	32

Total income	63,731	17,721

Expenses:
General and administrative expenses to related parties	1,245	510
General and administrative expenses to non-related parties	1,864	744
Property operating expenses to related parties	2,697	675
Property operating expenses to non-related parties	7,587	1,076
Real estate taxes	6,637	1,075
Depreciation and amortization	26,570	7,821
Business manager management fee	1,500	-

Total expenses	48,100	11,901

Operating income	$15,631	$5,820

Interest and dividend income	10,722	2,086
Other income	46	419
Interest expense	(17,610)	(3,828)
Equity in earnings of unconsolidated entities	169	-
Realized gain on securities, net	5,688	220

Income before income taxes and minority interest	$14,646	$4,717

Income tax expense (Note 9)	$(219)	$-
Minority interest	(2,338)	(6,173)

Net income (loss) applicable to common shares	$12,089	$(1,456)

Other comprehensive income:
Unrealized gain on investment securities	606	3,232

Comprehensive income	$12,695	1,776

Net income (loss) available to common stockholders per common share, basic and diluted	$.06	(.07)

Weighted average number of common shares outstanding, basic and diluted	205,589,116	19,485,272

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(Dollar amounts in thousands)

For the three month period ended March 31, 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2006	168,620,150	169	1,504,503	(41,882)	21,658	1,484,448

Net income applicable to common shares	-	-	-	12,089	-	12,089
Unrealized gain on investment securities	-	-	-	-	606	606

Distributions declared	-	-	-	(31,374)	-	(31,374)
Proceeds from offering	111,057,306	110	1,106,222	-	-	1,106,332
Offering costs	-	-	(113,958)	-	-	(113,958)
Proceeds from distribution reinvestment program	1,714,490	2	16,289	-	-	16,291
Shares repurchased	(215,746)	-	(1,995)	-	-	(1,995)
Issuance of stock options and discounts on shares issued to affiliates	-	-	461	-	-	461

Balance at March 31, 2007	281,176,200	281	2,511,522	(61,167)	22,264	2,472,900

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss) applicable to common shares	$12,089	$(1,456)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by operating activities:
Depreciation	18,360	6,161
Amortization	8,083	1,660
Amortization of loan fees	283	62
Amortization on acquired above market leases	453	19
Amortization on acquired below market leases	(414)	(114)
Amortization of mortgage discount	237	-
Straight-line rental income	(2,541)	(686)
Straight-line rental expense	17	16
Other expense (income)	96	(418)
Minority interests	2,338	6,173
Equity in earnings of unconsolidated entities	(169)	-
Discount on shares issued to affiliates	461	65
Realized gain on investments in securities, net	(5,688)	-
Changes in assets and liabilities:
Accounts and rents receivable	(3,934)	(870)
Accounts payable	(892)	78
Other assets	(1,541)	265
Accrued real estate taxes	867	(406)
Accrued interest payable	3	316
Prepaid rental and recovery income	1,973	(4,009)
Other liabilities	(196)	203
Deferred income tax liability	113	-
Security deposits	45	4

Net cash flows provided by operating activities	30,043	7,063

Cash flows from investing activities:
Purchase of investment securities	(81,101)	(37,210)
Sale of investment securities	24,720	2,241
Restricted escrows	3,945	3,550
Rental income under master leases	127	7
Acquired in-place lease intangibles	(35,890)	(9,517)
Tenant improvement payable	(408)	163
Purchase of investment properties	(335,890)	(119,660)
Acquired above market leases	(2,487)	(38)
Acquired below market leases	216	2,377
Investment in development projects	(44)	-
Investment in unconsolidated joint ventures	(2,496)	-
Payment of leasing fees	(151)	-
Funding of note receivable	(16,779)	-
Other assets	(3,544)	(1,399)

Net cash flows used in investing activities	(449,782)	(159,486)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2007	March 31 ,2006
	(unaudited)	(unaudited)

Cash flows from financing activities:
Proceeds from offering	1,106,332	219,843
Proceeds from the dividend reinvestment program	16,291	1,193
Shares repurchased	(1,995)	-
Payment of offering costs	(104,586)	(22,593)
Proceeds from mortgage debt and notes payable	217,570	98,481
Payoffs of mortgage debt	(20,194)	-
Principal payments of mortgage debt	(232)	-
Proceeds from margin securities debt	19,459	12,808
Payment of loan fees and deposits	(3,865)	(2,152)
Distributions paid	(27,334)	(1,868)
Distributions paid – MB REIT	(2,413)	(14,590)
Due from related parties	34	451
Due to related parties	(1,080)	(3,217)
Proceeds of issuance of preferred shares and common shares – MB REIT	-	40,125
Sponsor advances	-	(3,081)

Net cash flows provided by financing activities	1,197,987	325,400

Net increase in cash and cash equivalents	778,248	172,977
Cash and cash equivalents, at beginning of period	302,492	37,129

Cash and cash equivalents, at end of period	$1,080,740	$210,106

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(341,634)	$(135,993)
Tenant improvement liabilities assumed at acquisition	640	-
Real estate tax liabilities assumed at acquisition	2,059	70
Security deposit liabilities assumed at acquisition	285	216
Assumption of mortgage debt at acquisition	-	11,715
Other financings	2,760	4,332

	(335,890)	(119,660)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2007	March 31 ,2006
	(unaudited)	(unaudited)

Cash paid for interest	$16,561	$3,451

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$12,139	$1,365

Accrued offering costs payable	$14,761	$1,386

Write off of in-place lease intangibles	$127	$-

Write off of below market lease intangibles	$30	$-

Write off of loan fees	$2	$-

Discount on shares	$461	$65

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2006, which are included in the Company's 2006 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting or normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and hospitality properties, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  The Company has also registered with the Securities and Exchange Commission for another public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.  This offering was not effective as of May 8, 2007.

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

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments.  Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).  The effects of all significant intercompany transactions have been eliminated.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

The Company has an ownership interest of 90% in an LLC which holds the ground lease rights on land that is being developed as student housing for the University of Pennsylvania ("Inland American Penn").  This entity is not considered a VIE as defined in FIN 46(R).  However, the Company does have substantial influence over, but does not control, this entity; therefore, this entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.

The Company has an ownership interest of 79% in an LLC which owns one shopping center.  This entity is considered a VIE as defined in FIN 46(R) and the Company is considered the primary beneficiary of the LLC.  Therefore, this entity is consolidated by the Company.  The LLC agreements contain a put/call provision which grants the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in the LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Since the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on the liability in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

The Company has ownership interests of 67% to 75% in LLCs which own nine shopping centers.  These entities are considered VIEs as defined in FIN 46(R), and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain a put/call provision which grants the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in the LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on the liability in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  The Company has the direct ability to make major decisions for MB REIT and therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

A put/call agreement that was entered into by the Company and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain rights to sell its shares of MB REIT stock back to MB REIT.  The agreement is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150") and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("Statement 133").  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge.  The assets or liabilities under these puts and calls are marked to market every quarter with changes in the value recorded in other expense in the consolidated statements of operations.  The value of the put/call arrangements was a liability of $237 and $283 as of March 31, 2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

and December 31, 2006, respectively, and the Company recorded an unrealized gain on derivative instruments of $46 and $418, which is included in other income for the three months ended March 31, 2007 and March 31, 2006.

During October 2006, the Company entered into an agreement with a limited liability company formed as an insurance association captive (the "Insurance Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by the Company's sponsor, Inland Real Estate Corporation and Inland Western Retail Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc.  The Company became a member of the Insurance Captive on October 1, 2006.  The Insurance Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  The Insurance Captive is capitalized with $750 in cash, of which the Company's initial contribution was $188.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.  This investment is accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity is reflected on the consolidated balance sheets and the consolidated statements of operations.

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

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentations.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at March 31, 2007 and December 31, 2006 consist of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on March 31, 2007 and December 31, 2006, the Company recognized an impairment loss of $214 and $0 and has an unrealized gain on investment securities of $22,264 and $21,658, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of March 31, 2007.

The application of the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the three months ended March 31, 2007 and March 31, 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $453 and $19 was applied as a reduction to rental income for the three months ended March 31, 2007 and March 31, 2006, respectively.  Amortization pertaining to the below market lease costs of $414 and $114 was applied as an increase to rental income for the three months ended March 31, 2007 and March 31, 2006, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $8,073 and $1,660 for the three months ended March 31, 2007 and March 31, 2006, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of March 31, 2007, no amount has been allocated to customer relationship value.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at March 31, 2007.

Amortization of:	2007	2008	2009	2010	2011	Thereafter

Acquired above
market lease costs	$(1,568)	(1,790)	(1,395)	(1,257)	(1,010)	(3,347)

Acquired below
market lease costs	1,046	1,645	1,531	1,483	1,440	13,657

Net rental income
Increase	$(522)	(145)	136	226	430	10,310

Acquired in-place lease
Intangibles	$26,969	31,286	28,514	28,026	25,456	93,419

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
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, AT&T, Inc., accounted for 20% of consolidated rental revenues for the three months ended March 31, 2007.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The estimated fair value of the Company's mortgage debt was $1,207,505 and $1,047,064 as of March 31, 2007 and 2006, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

The Company applies the fair value method of accounting as prescribed by SFAS No. 123(R), Share-Based Payment for its stock options granted.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of March 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."  This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  Adoption of this Interpretation did not have a material effect on the Company's financial statements.

(3)  Transactions with Related Parties

As of March 31, 2007 and December 31, 2006, the Company had incurred $291,970 and $178,012 of offering costs, respectively, of which $274,716 and $159,357, respectively, was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of March 31, 2007 and December 31, 2006, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $115,359 and $20,753 for the three months ended March 31, 2007 and 2006, of which $13,968 was unpaid as of March 31, 2007.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the three months ended March 31, 2007 and 2006, the Company incurred $2,043 and $719 of these costs, respectively, of which $1,242 remained unpaid as of March 31, 2007.

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  The agreement allows for annual fees totaling 0.03% of the first billion dollars in mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  For the three months ended March 31, 2007 and 2006, fees totaled $35 and $2, respectively.

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the three months ended March 31, 2007 and 2006, the Company paid loan fees totaling $435 and $302, respectively, to this related party.  None remained unpaid as of March 31, 2007.

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  The Company incurred fees of $1,500 for the three months ended March 31, 2007, none of which remained unpaid as of March 31, 2007.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $1,500 taken for the three months ended March 31, 2007.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred and paid property management fees of $2,697 and $675 for the three months ended March 31, 2007 and 2006. The fees have been recorded in property operating expenses to related parties on the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006, respectively.  None remained unpaid as of March 31, 2007.

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 787,676 and 61,580 shares to related parties and recognized an expense related to these discounts of $461 and $65 for the three months ended March 31, 2007 and 2006, respectively.

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $354 and $98 during the three months ended March 31, 2007 and 2006, respectively, of which $354 remained unpaid as of March 31, 2007.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

As of March 31, 2007, the Company was due funds from related parties of the Business Manager in the amount of $54 for costs paid by the Company on their behalf.  As of March 31, 2007, the Company owed funds to related parties of the Business Manager in the amount of $1,310 for reimbursement of general and administrative costs and monies paid on the Company's behalf.

(4)  Notes Receivable

The Company's notes receivable balance of $69,931 as of March 31, 2007 consisted of four installment notes from separate unrelated parties that mature on various dates through June 20, 2008.  The notes are secured by first mortgages on vacant land and shopping center properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 9.50% per annum.

(5)  Investment Securities

Investment in securities of $222,108 at March 31, 2007 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on March 31, 2007, the Company has accumulated other comprehensive income of $22,264, which includes gross unrealized losses of $1,582. All such unrealized losses have been in an unrealized loss position for less than twelve months and have a related fair value of $33,176 as of March 31, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three months ended March 31, 2007 and 2006, the Company realized a gain of $5,902 and $202, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and judges that decline to be other-than-temporary. During the three months ended March 31, 2007 and 2006, the Company recorded write-downs of $214 and $0, respectively, on certain available-for-sale securities, which is included as a component of realized gain on securities, net on the Consolidated Statement of Operations. Dividend income is recognized when earned. During the three months ended March 31, 2007 and 2006, dividend income of $2,550 and $745, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of March 31, 2007, the Company has recorded a payable of $67,390 for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At March 31, 2007, these rates were equal to a range between 5.58% and 5.83%. Interest expense in the amount of $630 and $183 was recognized in interest expense on the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006, respectively.

 (6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the three months ended March 31, 2007 and 2006, the Company issued 0 and 3,000 options to its independent directors, respectively.  As of March 31, 2007, there were a total of 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.44 on the date of the grant using the Black Scholes option-pricing model.   During the three months ended March 31, 2007 and 2006, the Company recorded $1 and $2, respectively, of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $127 and $7 during the three months ended March 31, 2007 and 2006, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2007	$200,401	*
2008	198,550
2009	191,275
2010	183,118
2011	172,276
Thereafter	1,047,880
Total	$1,993,500

* For the twelve month period from January 1, 2007 through December 31, 2007.

The remaining lease terms range from one year to 38 years.  Pursuant to the lease agreements, certain tenants are required to reimburse the Company for some or their entire pro rata share of the real estate taxes, operating expenses and management fees of the properties.  Such amounts are included in tenant recovery income.  "Net" leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent or percentage rent payments.  The majority of the revenue from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the Consolidated Statements of Operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the Consolidated Statements of Operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the three months ended March 31, 2007 and 2006, ground lease rent was $132 and $53, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2007	$462	*
2008	463
2009	464
2010	471
2011	471
Thereafter	26,322
Total	$28,653

* For the twelve month period from January 1, 2007 through December 31, 2007.

(8) Mortgages and Margins Payable

Mortgage loans outstanding as of March 31, 2007 were $1,259,475 and had a weighted average interest rate of 5.35%.  All of the loans have fixed interest rates ranging from 4.83% to 6.01%.  Properties with a net carrying value of $1,986,957 at March 31, 2007 and related tenant leases are pledged as collateral. As of March 31, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,018,934

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.42%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2007, the Company was in compliance with such covenants.

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2,912, net of accumulated amortization, is outstanding at March 31, 2007.

The Company has purchased a portion of its securities through margin accounts.  As of March 31, 2007, the Company has recorded a payable of $67,390 for securities purchased on margin.  This debt bears variable interest rates ranging between the LIBOR plus 25 basis points and LIBOR plus 50 basis points.  At March 31, 2007, these rates were equal to a range between 5.58% and 5.83% and the Company had a weighted average interest rate of 5.75%.

 (9) Income Taxes

In the second quarter of 2006, the State of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new "margin tax," which for financial reporting purposes is considered an income tax.  This new "margin tax" relates only to properties located in Texas.  The Company has recorded a net deferred tax liability of $1,506 and deferred income tax expense related to temporary differences of $113 and a current tax liability and income tax expense of $106 for the three months ended March 31, 2007.

The temporary differences that give rise to the net deferred tax liability at March 31, 2007 consist of the following:

Gain on sales of real estate
(1031 tax free exchange for tax)	$1,553
Depreciation	(63)
Straight-line rents	38
Others	(22)

Total cumulative temporary differences	$1,506

The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

 (10)  Segment Reporting

The Company has four business segments: Office, Retail, Industrial and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense or interest and other investment income from corporate investments.

The following table summarizes net property operations income by segment for the three months ended March 31 ,2007.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$48,030	$20,871	$18,570	$7,679	$910
Straight-line rents	2,540	1,166	639	735	-
Amortization of acquired above and below market leases, net	(9)	(202)	239	(46)	-
Total rentals	$50,561	$21,835	$19,448	$8,368	$910

Tenant recoveries	11,550	5,003	6,190	357	-
Other income	1,620	1,170	398	7	45
Total revenues	$63,731	$28,008	$26,036	$8,732	$955

Operating expenses	$16,921	$7,580	$8,309	$743	$289

Net property operations	$46,810	$20,428	$17,727	$7,989	$666

Depreciation and amortization	$(26,570)
Business manager management fee	$(1,500)
General and administrative	$(3,109)
Interest and other investment income	$10,722
Interest expense	$(17,610)
Income tax expense	$(219)
Other income	$5,903
Minority interest	$(2,338)

Net income applicable to common shares	$12,089

Balance Sheet Data:
Real estate assets, net	$2,772,888	$1,159,874	$1,075,056	$457,136	$80,822
Capital expenditures	1,298	1,020	278	-	-
Non-segmented assets	1,518,905

Total assets	$4,293,091

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

March 31, 2007

The following table summarizes net property operations income by segment for the three months ended March 31, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$15,035	$6,819	$7,733	$309	$174
Straight-line rents	686	386	283	17	-
Amortization of acquired above and below market leases, net	94	(10)	104	-	-
Total rentals	$15,815	$7,195	$8,120	$326	$174

Tenant recoveries	1,874	39	1,832	3	-
Other income	32	-	30	-	2
Total revenues	$17,721	$7,234	$9,982	$329	$176

Operating expenses	$2,826	$392	$2,379	$19	$36

Net property operations	$14,895	$6,842	$7,603	$310	$140

Depreciation and amortization	$(7,821)
Business manager management fee	$-
General and administrative	$(1,254)
Interest and other investment income	$2,306
Interest expense	$(3,828)
Income tax expense	$-
Other income	$419
Minority interest	$(6,173)

Net income applicable to common shares	$(1,456)

Balance Sheet Data:
Real estate assets, net	$898,962	$396,132	$459,687	$23,673	$19,470
Capital expenditures	3		3
Non-segmented assets	323,882

Total assets	$1,222,847

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, AT&T, Inc., which individually accounted for 20% and 36% of the Company's consolidated rental revenues for the three months ended March 31, 2007 and March 31, 2006, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

March 31, 2007

 (11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the three months ended March 31, 2007 and the net loss incurred for the three months ended March 31, 2006, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive or immaterial.

The basic and diluted weighted average number of common shares outstanding was 205,589,116 and 19,485,272 for the three months ended March 31, 2007 and 2006.

(12)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $36,558 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of March 31, 2007, the Company has approximately $8,087 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.321% to 5.948% on approximately $510,820 in principal.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

March 31, 2007

(13)  Subsequent Events

The Company paid distributions of $12,139 to its stockholders in April 2007.

The Company issued 88,048,839 shares of common stock and repurchased 32,581 shares of common stock through the Company's share repurchase program from April 1, 2007 through May 8, 2007, resulting in a total of 369,192,458 shares of common stock outstanding. As of May 8, 2007, subscriptions for a total of 364,837,595 shares were received, resulting in total gross offering proceeds of approximately $3,650,000 and an additional 4,686,469 shares were issued pursuant to the DRP for $44,522 of additional gross proceeds.

The Company has acquired the following properties during the period April 1 to May 8, 2007.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
4/05/07	The Landings at Clear Lake	2006	34,000	245,992	364 Apartment Units

4/09/07	ProLogis Tennessee Portfolio
	Airport Distribution Center #15	1968	2,018	81,639	VML Company LLC
	Airport Distribution Center #16	1972	4,713	251,685	Wells Lamont
	Airport Distribution Center #11	1967	2,727	121,345	Detail Distribution, Inc.
	Airport Distribution Center #18	1972	1,716	75,000	C.C. Dickson Co. GDC Screen Printing, LLC Jackson Supply Co.
	Airport Distribution Center #19	1973	4,801	175,275	Vital Records Control, Inc.
	Airport Distribution Center #9	1981	1,277	42,000	Exide Technologies Thyssen Krupp Materials NA, Inc.
	Delp Distribution Center #2	1973	2,871	97,716	Vet-Serve, Inc.
	Airport Distribution Center #2	1969	2,910	102,400	Jacobsen Warehouse Company, Inc.
	Delp Distribution Center #5	1978	2,681	144,000	The Bryce Company
	Airport Distribution Center #10	1970	3,453	161,350	None
	Delp Distribution Center #8	1978	2,459	94,500	Printer Essentials, Inc. Kroger Limited Partnership I
	Airport Distribution Center #7	1979	1,123	42,000	C & I Supply, Inc.
	Airport Distribution Center #8	1979	797	32,400	Supply Network, Inc.
	Airport Distribution Center #4	1985	2,176	80,000	Galler Wholesale American Standard, Inc.
	Southwide Industrial Center #5	1976	639	28,380	Building Plastics, Inc. Memphis AG, LLC Sharp Electronic K&W Forklift

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

March 31, 2007

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
	Southwide Industrial Center #6	1976	1,789	58,560	AAR Cargo Systems Entertainment Transportations, Inc. Rose Company LLC Keystone Automotive Industries TN, Inc. Shelby Railroad Industries, Inc.
	Southwide Industrial Center #7	1976	3,547	118,320	Capitoline Metro Memphis, Inc. Interline Brands, Inc. Alenie, L.P. Capitoline Tops, Inc. Chick Packaging Mid-South, Inc. Building Plastics, Inc.
	Southwide Industrial Center #8	1976	327	10,185	Rose Company LLC
	Stone Fort Distribution Center #1	1968	12,085	500,000	Electrolux Home Products, Inc.
	Stone Fort Distribution Center #4	1968	2,487	86,072	Ferguson Enterprises, Inc.

4/10/07	Six Pines Portfolio
	14th Street Market	1995	12,925	79,418	Tom Thumb
	Cross Timbers Court	1995	13,731	77,366	Tom Thumb
	Custer Creek Village	1999	17,009	87,219	Tom Thumb
	Flower Mound Crossing	1996	13,981	81,581	Tom Thumb
	Heritage Heights	1999	17,965	89,611	Tom Thumb
	The Highlands	1999	16,333	90,716	Tom Thumb
	Hunters Glen Crossing	1994	16,407	93,690	Tom Thumb
	Josey Oaks Crossing	1996	15,664	82,228	Tom Thumb
	Park West Plaza	1994	12,623	83,157	Tom Thumb
	Pioneer Plaza	2000	3,771	14,200	Washington Mutual Bank Toudanine's Fine Dry Cleaning
	Riverview Village	1998	16,963	85,730	Tom Thumb
	Shiloh Square	2000	5,427	17,038	Perry's Find Dry Cleaning David Anderson, DDS
	Suncreek Village	2000	4,497	15,009	Stephen's Cleaners Dali Dental, PA The Nail Club
	Market at Westlake	1972	8,050	29,625	Walgreens
	Scofield Crossing	2001/2004	14,136	97,561	Randall's Food Market
	Brandon Centre South	1987	27,039	132,896	Home Goods The Athletic Club Health & Wellness Center
	Fury's Ferry	1995	10,694	70,458	Publix Super Markets
	The Center at Hugh Howell	1996	12,941	82,819	Publix Super Markets
	Bellerive Plaza	1999	10,211	75,235	Kroger
	East Gate	1995	11,397	75,716	Publix Super Markets
	Donelson Plaza	1978/1993 & 2000	3,872	12,165	CVS Pharmacy

4/30/07	Gravois Dillon Plaza - Phase I	1996/2004	22,818	136,694	Schnuck Markets Sears Roebuck & Company

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

March 31, 2007

Date		Approximate Purchase
Acquired	Vacant Land	Price ($)	Acres
4/25/07	University House at Gainesville	6,500	7.57

5/01/07	University House at Huntsville	1,350	24.50

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from April 1 to May 8, 2007, the Company funded earnouts totaling $3,247 at two of the existing properties.

The mortgage debt financings obtained subsequent to March 31, 2007, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
5/04/07	Crossroads at Chesapeake	5.405%	05/2012	11,200

5/04/07	Chesapeake Commons	5.381%	05/2012	8,900

5/08/07	Fields Apartment Homes	5.329%	06/2017	18,700

Winston Hotels, Inc.

On April 2, 2007, the Company and its wholly-owned subsidiary, Inland American Acquisition (Winston), LLC ("MergerCo"), entered into a definitive merger agreement with Winston Hotels, Inc. ("Winston") and WINN Limited Partnership, Winston’s operating partnership ("WINN"), pursuant to which the Company has agreed to purchase 100% of the outstanding shares of common stock and Series B preferred stock of Winston for $15.00 per share.  In addition, each share of company Series B preferred stock will be converted into the right to receive $25.44 per share (or $25.38 per share if the effective time of the merger occurs after June 30, 2007 and on or prior to September 30, 2007) in cash, plus any accrued and unpaid dividends as of the effective time of the merger.

Winston has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. ("Barclay Hospitality") and Barclay Holding, Inc. ("Barclay Holding") (collectively, "Barclay").  As a REIT, Winston generally cannot operate hotels.  Winston’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. Winston’s third-party managers under management agreements have direct control of the daily operations of its hotels. As of December 31, 2006, Alliance Hospitality Management, LLC managed forty-one of Winston’s fifty-three hotels, Marriott International managed six hotels, Concord Hospitality Enterprises Company managed three hotels and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, and GHG-Stanley Management, LLC each managed one hotel.

Of the fifty-three hotels in which Winston holds an ownership interest, fifty-two are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. Winston anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses.  The hotel franchise licenses typically specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which Winston must comply. The franchise licenses obligate Winston to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

 (continued)

March 31, 2007

Feldman Mall Properties, Inc.

On April 10, 2007, the Company entered into an agreement to purchase up to 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. (NYSE: FMP) ("Feldman"), a self-administered and self-managed real estate investment trust that focuses on acquiring and renovating underperforming or distressed shopping malls.  Pursuant to the agreement with Feldman, the Company has agreed to purchase series A preferred stock at a price of $25.00 per share, for a total investment of $50,000.  The Company was required to purchase and did purchase 600,000 shares of the series A preferred stock by April 30, 2007.  The Company must purchase the remaining shares of the series A preferred stock by April 10, 2008.  As of May 8, 2007, the Company had purchased 600,000 shares of the Feldman series A preferred stock.  The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  If approved by a vote of the majority of Feldman’s common stockholders, the Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after June 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Feldman has agreed to seek approval to convert the series A preferred stock into common stock.

Stephens Venture III, LLC

On April 27, 2007, the Company entered into a joint venture agreement with Stephens Venture III, LLC referred to herein as "Stephens."  The venture is known as the D. R. Stephens Institutional Fund, LLC (the "Fund").  The Fund has been formed to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas with a goal of expanding throughout Southern California.

Under the joint venture agreement the Company will invest, approximately $90 million and Stephens will invest approximately $10 million.  Stephens will also serve as the manager of the Fund.  In that capacity, Stephens will be responsible for managing the Fund’s day-to-day affairs including supervising each subsidiary established to hold each property acquired by the Fund.

The Company will be entitled to a preferred return on its "unreturned capital contribution" equal to 8.5% per annum, on a cumulative basis, compounding quarterly prior to any distributions being paid to Stephens.  Once Stephens has received a similar 8.5% return on its "unreturned capital contribution," distributions will generally be made first to each member in an amount that would provide, at a minimum an 8.5% internal rate of return on each member’s capital contribution.

The Fund will terminate no later than April 27, 2014 unless extended by the members for not more than two successive one year periods.  All decisions regarding the Fund’s operations will be made by an executive committee comprised of three members designated by Stephens and two members designated by us.  Certain "major decisions" will, however, require the approval of all members of the executive committee.

Note Receivable

On April 26, 2007, the Company funded a note receivable of $125,000 to an unrelated third party.  The note is secured by a first mortgage on vacant land and guaranteed by the owner.  Interest is due in advance at a rate of 7.9% per annum.  The loan matures on December 31, 2007.

Part I.  Financial Information

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 2, 2007, under the heading "Rick Factors."

The following discussion and analysis relates to the three months ended March 31, 2007 and 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.

Overview

Inland American Real Estate Trust, Inc., herein referred to as Inland American, was incorporated in October 2004 to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family, office and industrial buildings located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of whom are affiliates of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock at $10.00 each, and up to 40,000,000 shares at $9.50 each, which may be purchased through our dividend reinvestment plan, herein referred to as DRP.

As of March 31, 2007, subscriptions for a total of 277,251,743 shares, net of shares repurchased, had been received and accepted including 20,000 shares issued to our sponsor.  In addition, we sold 3,924,383 shares through our DRP.  As a result of these sales, we have raised a total of approximately $2,802,000 of gross offering proceeds as of March 31, 2007.

We seek to invest in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.  To achieve these objectives, we selectively acquire and actively manage investments in commercial real estate.  We actively manage our assets by leasing and releasing space at favorable rates, controlling expenses, and maintaining strong tenant relationships.  We intend to potentially create additional value through redeveloping and repositioning some of our properties in the future.

On a consolidated basis, essentially all of our revenues and operating cash flows this quarter were generated by collecting rental payments from our tenants, interest income on cash investments, and gains from the sale of marketable securities investments and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs.  Pursuant to the lease agreements, some tenants of various properties are required to reimburse us for some or all of the particular tenant's pro rata share of the real estate taxes and operating expenses of the property.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

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

•

Funds from Operations ("FFO"), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles ("GAAP").

Acquisition Strategy

We seek to acquire and own a diversified (by geographical location and by property type) portfolio of real estate primarily improved for use as shopping or retail centers, malls, multi-family residential buildings, office and industrial buildings.

The current environment in which we are trying to acquire properties has been very tight on pricing and yields which has led us to look at other real estate segments for opportunities.  For example, during March of 2007, we entered into a joint venture agreement with a third party to develop a student housing facility for the University of Pennsylvania.  On April 2, 2007, we entered into a definitive agreement with a third party to expand our investments into the lodging segment and on April 27, 2007 we entered into a joint venture agreement with a third party to acquire and redevelop or reposition industrial and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas with a goal of expanding throughout Southern California.  We believe that our entering into this multi-platform strategy creates avenues for growth.  In addition, our joint ventures with third party real estate operators and developers align added real estate expertise with risk reduction and enhanced returns.  Our pending acquisition of the third party lodging company creates a value-added opportunity by partnering with an existing company to expand our exposure to additional market segments.

We do not generally focus property acquisitions in any one particular geographic location within the United States.  However, we generally endeavor to acquire multiple properties within the same major metropolitan market so that property management is more efficient.  We also seek properties (excluding multi-family properties) with existing "net" leases.  "Net" leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent payments.  We also may enter into purchase and leaseback transactions in which we will purchase a property and lease the property back to the seller.

To provide us with a competitive advantage over other potential purchasers, we generally do not condition any acquisition on our ability to secure financing.  We also may agree to acquire a property once construction is completed.  In this case, we will be obligated to purchase the property if the completed property conforms to definitive plans, specifications and costs approved by us.  In addition, we may require the developer to have entered into leases for a certain percentage of the property.  We also may construct or develop properties and render services in connection with developing or constructing the property so long as providing these services do not cause us to lose our qualification to be taxed as a real estate investment trust, ("REIT").

We also are actively seeking to acquire publicly traded or privately owned entities that own or are developing commercial real estate assets.  These entities may include REITs and other "real estate operating companies," such as real estate management companies and real estate development companies.  We do not have, and do not expect to adopt, any policies limiting our acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset.  In most cases, we evaluate the feasibility of acquiring these entities using the same criteria we will use in evaluating a particular property.  Any entity we acquire is operated as either a wholly-owned or controlled subsidiary.  As part of any such acquisition or shortly thereafter, we may sell certain properties, including sales to affiliates of our sponsor that in our view would not be consistent with the remaining properties in our portfolio.  We may acquire these entities in negotiated transactions or through tender offers.  Any acquisition must, however, be consistent with maintaining our qualification to be taxed as a REIT.

We consider a number of factors in evaluating whether to acquire any particular asset or real estate operating company, including:

•

geographic location and property type;

•

condition and use of the asset;

•

historical performance;

•

current and projected cash flow;

•

potential for capital appreciation;

•

potential for economic growth in the area where the asset is located;

•

presence of existing and potential competition;

•

prospects for liquidity through sale, financing or refinancing of the asset; and

•

tax considerations.

Financing Strategy

We routinely borrow money to acquire real estate assets either at closing or at sometime thereafter.  These borrowings may take the form of temporary, interim or permanent financing provided by banks, institutional investors and other lenders including lenders affiliated with our sponsor. These borrowings generally are secured solely by a mortgage on one or more of our properties but also may require us to be directly or indirectly (through a guarantee) liable for the borrowings.  We may borrow at either fixed or variable interest rates and on terms that require us to repay the principal on a typical, level schedule or at one-time in "balloon" payments.  We also may establish a revolving line of credit for short-term cash management and bridge financing purposes.

As a matter of policy, adopted by our board, the aggregate borrowings secured by all of our assets may not exceed 55.0% of the combined fair market value of our assets.  For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, if later dated.  In the case of assets acquired through a merger, we will use the value accorded to the assets on the acquisition balance sheet.  Our articles limit the amount we may borrow, in the aggregate, to 300% of our net assets which are defined as total assets, other than intangibles at cost before deducting depreciation or other non-cash reserves less total liabilities, calculated at least quarterly on a basis consistently applied.  Any borrowings over this limit must be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with the reason for exceeding the limit.  In addition, a majority of the holders of common stock present at a meeting of the stockholders must approve any issuance of preferred stock that would cause our aggregate borrowings, including amounts payable by us in respect of the preferred stock, to exceed 300% of our net assets.

Properties and Investments

Investment Properties

As of March 31, 2007, we owned, on a consolidated basis, 110 properties consisting of 67 retail properties, 16 office properties, three multi-family properties and 24 industrial properties.

General

The following tables set forth certain summary information about the properties as of March 31, 2007 and the location and character of the properties that we own.

The following table provides a summary of the property types that comprised our portfolio as of March 31, 2007 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Area (Sq. Ft.)	% of Total Gross Leasable Area	Annualized Base Rental Income ($)	% of Annualized Base Rental Income

Retail Shopping Center and Malls	67	5,581,257	28.56%	$77,254	37.16%
Office Building	16	6,471,240	33.12%	86,631	41.66%
Industrial/Distribution Center	24	6,612,495	33.84%	34,838	16.76%
Apartment Complexes	3	875,117	4.48%	9,187	4.42%

Total	110	19,540,109	100.00%	$207,910	100.00%

The following table provides a summary of the geographic market concentration of our portfolio as of March 31, 2007 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Square Feet	% of Total Gross Leasable Square Feet	Annualized Base Rental Income ($)	% of Annualized Base Rental Income
Arkansas	1	712,000	3.64%	$3,580	1.72%
California	1	76,977	0.39%	1,679	0.81%
Connecticut	1	64,948	0.33%	1,263	0.61%
Colorado	1	85,680	0.44%	1,106	0.53%
Florida	2	203,718	1.04%	2,793	1.34%
Georgia	2	79,265	0.41%	1,467	0.71%
Illinois	13	3,805,268	19.47%	41,798	20.10%
Indiana	2	1,411,304	7.22%	6,846	3.29%
Iowa	1	126,900	0.65%	443	0.21%
Kentucky	1	225,309	1.15%	2,159	1.04%
Maryland	2	520,000	2.66%	4,730	2.28%
Massachusetts	6	1,529,414	7.83%	11,290	5.43%
Minnesota	2	1,503,834	7.70%	20,496	9.86%
Missouri	2	1,475,834	7.55%	15,031	7.23%
North Carolina	1	113,526	0.58%	1,212	0.58%
New Hampshire	1	200,633	1.03%	3,413	1.64%
New Jersey	1	68,323	0.35%	967	0.47%
New York	1	52,500	0.27%	930	0.45%
Ohio	7	947,547	4.85%	11,227	5.40%
Pennsylvania	3	411,137	2.10%	3,961	1.91%
Rhode Island	3	588,059	3.01%	7,120	3.42%
South Carolina	1	55,718	0.29%	486	0.23%
Texas	45	3,740,537	19.14%	43,818	21.08%
Virginia	5	742,652	3.80%	14,526	6.99%
Washington	1	253,064	1.30%	2,872	1.38%
Wisconsin	4	545,962	2.80%	2,697	1.29%
Total	110	19,540,109	100.00%	$207,910	100.00%

Retail Segment

The following tables set forth information regarding our properties by segment (dollar amounts are stated in thousands).

Retail Properties	Location	GLA Occupied	% Physically Occupied as of 03/31/07	No. of Tenants as of 03/31/07	Total GLA	Mortgage Payable as of 03/31/07($)
24 Hour Fitness	Houston, TX	85,000	100%	4	85,000
24 Hour Fitness	Woodlands, TX	45,906	100%	1	45,906
6101 Richmond Ave	Houston, TX	19,230	100%	2	19,230
Pinehurst Shopping Center	Humble, TX	27,822	70%	18	39,934
Paradise Shops of Largo	Largo, FL	54,641	100%	6	54,641	$7,325
Saratoga Town Center	Corpus Christi, TX	60,282	98%	22	61,682
Willis Town Center	Willis, TX	15,240	87%	8	17,540
Woodforest Square	Houston, TX	28,666	62%	11	45,916
Windermere Village	Houston, TX	18,320	73%	12	25,200
Eldridge Town Center	Houston, TX	78,471	100%	30	78,471
NTB Eldridge	Houston, TX	6,290	100%	1	6,290
Blackhawk Town Center	Houston, TX	127,128	100%	12	127,128
Carver Creek	Dallas, TX	23,732	71%	2	33,321
Chili's- Hunting Bayou	Jacinto City, TX	5,476	100%	1	5,476
Joe's Crab Shack	Jacinto City, TX	7,282	100%	1	7,282
Cinemark Theaters	Jacinto City, TX	68,000	100%	1	68,000
Antoine Town Center	Houston, TX	36,230	92%	19	39,507
Ashford Plaza	Houston, TX	27,739	84%	14	33,094
Highland Plaza	Houston, TX	72,350	98%	22	73,780
West End Square	Houston, TX	32,556	75%	13	43,171
Winchester Town Center	Houston, TX	16,500	92%	9	18,000
Atascocita Shopping Center	Humble, TX	46,226	98%	7	47,326
Cypress Town Center	Houston, TX	51,720	94%	26	55,000
Friendswood Shopping Center	Friendswood, TX	69,900	90%	14	71,326
Cinemark Theaters	Webster, TX	80,000	100%	1	80,000
Stables at Town Center (Phase I & II)	Spring, TX	82,938	85%	31	98,148
Walgreens	Springfield, MO	14,560	100%	1	14,560
Tomball Town Center	Tomball, TX	46,998	68%	19	68,732
Bay Colony Town Center	League City, TX	179,687	94%	25	191,150
Triangle Center	Longview, WA	247,014	98%	38	253,064	23,600
Cinemark 12	Pearland, TX	38,910	100%	1	38,910
Hunting Bayou	Jacinto City, TX	125,185	93%	20	133,165
Lakewood Shopping Center	Margate, FL	144,677	97%	31	149,077	11,715
Monadnock Marketplace	Keene, NH	200,633	100%	12	200,633	26,785
Stop & Shop	Hyde Park, NY	52,500	100%	1	52,500	8,100
Canfield Plaza	Canfield, OH	88,744	88%	10	100,958	7,575
Shakopee Center	Shakopee, MN	35,972	35%	1	103,442	8,801
Lincoln Mall	Lincoln, RI	433,406	99%	48	439,132	33,835
Stop & Shop	Cumberland, RI	85,799	100%	1	85,799	11,531
Stop & Shop	Malden, MA	79,229	100%	1	79,229	12,753
Stop & Shop	Swampscott, MA	65,268	100%	1	65,268	11,066
Stop & Shop	Southington, CT	64,948	100%	1	64,948	11,145
Stop & Shop	Framingham, MA	64,917	100%	1	64,917	9,268
Stop & Shop	Bristol, RI	63,128	100%	1	63,128	8,368
Stop & Shop	Sicklerville, NJ	68,323	100%	1	68,323	8,535
Bi-Lo	Greenville, SC	55,718	100%	1	55,718	4,286
Brooks Corner	San Antonio, TX	140,705	85%	20	166,205	14,276

Fabyan Randall	Batavia, IL	85,385	88%	11	96,253	13,405
The Market at Hilliard	Hilliard, OH	104,656	97%	17	107,544	11,220
Eldridge Lakes Town Center	Houston, TX	54,980	100%	21	54,980
Spring Town Center	Spring, TX	78,998	98%	15	80,658
CyFair Town Center	Cypress, TX	51,520	100%	28	51,520
Sherman Town Center	Sherman, TX	285,498	100%	34	285,498	38,034
Buckhorn Plaza	Bloomsburg, PA	72,865	92%	14	79,427	9,025
Lincoln Village	Chicago, IL	130,601	97%	28	134,362	22,035
Parkway Centre North	Grove City, OH	101,282	76%	3	134,136
Plaza at Eagles Landing	Stockbridge, GA	33,265	100%	11	33,265	5,310
Glendale Heights I, II, III	Glendale Heights, IL	60,820	100%	3	60,820	4,705
Lexington Road	Athens, GA	46,000	100%	1	46,000	5,454
Newtown	Virginia Beach, VA	7,488	100%	1	7,488	968
State Street Market	Rockford, IL	193,657	100%	6	193,657	10,450
New Forest Crossing	Houston, TX	25,080	100%	7	25,080	3,437
Shoppes at Sherman Plaza	Evanston, IL	125,630	83%	11	150,794	30,275
The Market at Hamilton	Gahanna, OH	42,340	95%	11	44,742
Parkway Centre North Outlot Building B	Grove City, OH	8,635	84%	4	10,245
Crossroads at Chesapeake Square	Chesapeake, VA	166,085	100%	21	166,085
Chesapeake Commons	Chesapeake, VA	79,476	100%	3	79,476

Total Retail Properties		5,238,227	93% (1)	773	5,581,257	$373,282

(1)

weighted average occupancy

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Blackhawk Town Center, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Antoine Town Center, Ashford Plaza, Friendswood Shopping Center, Stables at Town Center (Phase I and II), Tomball Town Center, Bay Colony Town Center, Hunting Bayou, Lakewood Shopping Center, Lincoln Mall, Brooks Corner, Spring Town Center, CyFair Town Center, and Buckhorn Plaza includes an aggregate of 362,397 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied	% Physically Occupied as of 03/31/07	No. of Tenants as of 3/31/07	Total GLA	Mortgage Payable as of 03/31/07 ($)
6234 Richmond Ave	Houston, TX	16,392	58%	2	28,391
11500 Market Street	Houston, TX	2,719	100%	1	2,719
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	1,690,214	$200,472
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	153,110	17,325
Lakeview Technology Center I	Suffolk, VA	110,007	100%	1	110,007	14,470
Dulles Executive Offices I & II	Herndon, VA	346,559	91%	8	379,596	68,750
IDS	Minneapolis, MN	1,303,713	93%	222	1,400,392	161,000
Washington Mutual	Arlington, TX	239,905	100%	1	239,905	20,115
Commons Drive	Aurora, IL	60,000	100%	2	60,000	3,663
Regional Road	Greensboro, NC	113,526	100%	1	113,526	8,679

Santee	Santee, CA	76,977	100%	1	76,977	12,023
Houston Lakes	Houston, TX	119,527	100%	1	119,527	8,987
AT&T St. Louis	St. Louis, MO	1,461,274	100%	1	1,461,274	112,695
Kinross Lakes	Richfield, OH	86,000	100%	1	86,000	10,563
Denver Highlands	Highlands Ranch, CO	85,680	100%	1	85,680	10,500
AT&T Cleveland	Cleveland, OH	463,922	100%	1	463,922

Total Office Properties		6,329,525	98% (1)	246	6,471,240	$649,242

(1)

weighted average occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied	% Physically Occupied as of 03/31/07	No. of Tenants as of 03/31/07	Total GLA	Mortgage Payable as of 03/31/07 ($)
McKesson Distribution Center	Conroe, TX	162,613	100%	1	162,613	$5,760
Thermo Process	Sugarland, TX	150,000	100%	1	150,000	8,201
Doral	Waukesha, WI	43,500	100%	1	43,500	1,364
500 Hartland	Hartland, WI	134,210	100%	1	134,210	5,860
55th Street	Kenosha, WI	175,052	100%	1	175,052	7,351
Industrial Drive	Horicon, WI	139,000	100%	1	139,000	3,709
Deerpark	Deer Park, TX	23,218	100%	1	23,218	2,965
Kirk Road	St. Charles, IL	299,176	100%	1	299,176	7,863
Westport	Mechanicsburg, PA	178,600	100%	1	178,600	4,029
1800 Bruning Drive	Itasca, IL	202,000	100%	1	202,000	10,156
Baymeadow	Glen Burnie, MD	120,000	100%	1	120,000	13,824
Clarion	Clarion, IL	126,900	100%	1	126,900	3,171
C&S Wholesale - Westfield	Westfield, Ma	520,000	100%	1	520,000	29,500
C&S Wholesale - Hatfield North	North Hatfield, MA	467,000	100%	1	467,000	20,280
C&S Wholesale - Hatfield South	South Hatfield, MA	333,000	100%	1	333,000	10,000
C&S Wholesale - Aberdeen	Aberdeen, MD	400,000	100%	1	400,000	22,720
Stevenson Road	Ottawa, IL	38,285	100%	1	38,285	1,856
Faulkner Road	North Little Rock, AR	712,000	100%	1	712,000	25,636
Foster Road (Tri State Holdings I)	Wood Dale, IL	137,607	100%	1	137,607	4,895
Airport Road (Tri State Holdings II)	Houston, TX	223,599	100%	1	223,599	6,687
Airport Road (Tri State Holdings III)	Mosinee, WI	193,200	100%	1	193,200	4,549
Mt. Zion Road	Lebanon, IN	1,091,435	100%	1	1,091,435	25,850
US Highway 45	Libertyville, IL	197,100	100%	1	197,100
Schneider Electric	Loves Park, IL	545,000	100%	1	545,000

Total Industrial/Distribution Properties		6,612,495	100% (1)	24	6,612,495	$226,226

(1)

weighted average occupancy

Multi-family Segment

Multi-Family Properties	Location	GLA Occupied	% Physically Occupied as of 03/31/07	No. of Tenants as of 03/31/07	Total GLA	Mortgage Payable as of 03/31/07 ($)
Southgate Apartments	Louisville, KY	201,159	90%	233	225,309	$10,725
Fields Apartment Homes	Bloomington, IN	311,969	98%	277	319,869
Waterford Place at Shadow Creek	Pearland, TX	316,110	96%	283	329,939

Total Multi-Family Properties		829,238	95% (1)	793	875,117	$10,725

(1)

weighted average occupancy

The majority of the income from our non multi-family properties consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the property.  Certain of the major tenant leases require the landlord to pay certain of these expenses above or below specific levels which could affect our operating results.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

The following table summarizes certain key operating performance measures for our properties for the three months ended March 31, 2007 and 2006.

	Total Properties
	As of March 31,
	2007	2006
Retail Properties
Physical occupancy	93%	84%
Economic occupancy	96%	91%
Base rent per square foot	$13.84	$13.71

Office Properties
Physical occupancy	98%	99%
Economic occupancy	98%	100%
Base rent per square foot	$13.39	$13.87

Industrial Properties
Physical occupancy	100%	100%
Economic occupancy	100%	100%
Base rent per square foot	$5.27	$5.25

Multi-family Property
Physical occupancy	95%	95%
Economic occupancy	95%	95%
End of month scheduled base rent per unit per month	$916.00	$730.00

As shown in the table above, physical occupancy of our office properties was 98% and 99% as of March 31, 2007 and 2006, respectively.  The decrease is primarily due to acquiring multi-tenant properties in the last three quarters of 2006 and the first quarter of 2007 that had lower occupancy levels than our existing portfolio.  Average rental rates have also decreased in the first quarter of 2007 for the same reason by 3% to $13.39 per square foot from $13.87 per square foot in the first quarter of 2006.  Lease transactions of 77,333 square feet were completed in the first quarter of 2007 including 3,403 square feet of new leases.  We remain cautiously optimistic about the office business as we continue to see positive trends in our portfolio including increasing leasing and rental rates for newly acquired properties.

During the first quarter of 2007 and the last three quarters of 2006, we acquired thirty-two retail properties.  These acquisitions triggered the shifts in our property performance indicators above.  The occupancy and base rent per square foot for the retail properties which we owned at March 31, 2007 was 93% and $13.84 per square foot and at March 31, 2006 was 84% and $13.71 per square foot, respectively.  The March 31, 2007 occupancy for our retail properties increased 8% and base rent per square foot increased 1% from March 31, 2006 due to higher rental and occupancy rates in the first quarter of 2007.

Each of the retail property indicators in the above table improved during the first quarter of 2007.  We expect these upward trends to continue during 2007.  In the first quarter of 2007, we entered into 43,773 square feet of new lease transactions which were at comparable or above current rental rates.

Physical occupancy of our industrial properties was 100% as of March 31, 2007 and 2006.  Average rental rates have increased in the first quarter of 2007 to $5.27 per square foot from $5.25 per square foot for the same period in 2006.  The increase is due to higher rental rates on 22 properties acquired during the first quarter 2007 and last three quarters of 2006.  We are optimistic about the industrial business as we continue see positive trends in occupancy and rental rates in our portfolio.

Physical occupancy of our multi-family properties remained the same at 95% for the first quarter of 2007 and 2006.  The base rent per unit increased by 25% from $730 to $916 for the three months ended March 31, 2007 as compared to March 31, 2006 due to acquisitions made in the first quarter of 2007 having higher base rents per square foot.

The national multi-family market is in strong condition due to the healthy job market and low unemployment combined with decreasing supply due to condo conversions.  Our multi-family property is operating as expected based on market conditions.

Because of diversified strategy of investing in multi-family, industrial, office and retail property types, we believe we will be able to alter our asset mix to leverage market timing and maximize our investment returns.  Our diversified strategy allows us to balance risk and reward and to leverage changing market conditions in four distinct segments, which we believe lowers our risk profile, adds stability and sets us apart from our industry peers that are invested in a single property type.

The following table lists the top ten tenants in all segments of our consolidated portfolio as of March 31, 2007 based on the amount of square footage they each occupy (dollar amounts are stated in thousands).

Tenant Name	Type	Square Footage	% of Total Portfolio Square Footage	Annualized Income	% of Total Portfolio Annualized Income
AT&T, Inc.	Office	3,647,354	18.67%	$42,506	20.44%
C&S Wholesalers	Indus/Dist.	1,720,000	8.80%	$10,340	4.97%
Pearson Education, Inc	Indus/Dist.	1,091,435	5.59%	$3,492	1.68%
Deluxe Video Services, Inc	Indus/Dist.	712,000	3.64%	$3,580	1.72%
Stop & Shop	Retail	601,652	3.08%	$10,116	4.87%
Invensys Business	Indus/Dist.	545,000	2.79%	$2,632	1.27%
Dopaco, Inc	Indus/Dist.	299,176	1.53%	$1,098	0.53%
Lockheed Martin Corporation	Office	288,632	1.48%	$7,628	3.67%
Washington Mutual	Office	239,905	1.23%	$3,047	1.47%
Cinemark USA	Retail	225,507	1.15%	$2,903	1.40%

Marketable Securities

As part of our overall strategy we may acquire REITs and other real estate operating companies.  Thus, from time to time, we invest in the marketable securities of other entities. We had investments in marketable securities of $222,108 at March 31, 2007 consisting of preferred and common stock investments in other REITs that are generally potential target companies for acquisitions.  Of the investment securities held on March 31, 2007, we have accumulated other comprehensive income of $22,246, which includes gross unrealized losses of $1,582. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three months ended March 31, 2007, we realized a gain of $5,902 on the sale of shares in the entities we previously discussed acquiring.  Our policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when we determine that a decline in the fair value of a security drops below the cost basis and judges that decline to be other than temporary.  During the three months ended March 31, 2007, we recorded a write-down of $214. Dividend income is recognized when earned. During the three months ended March 31, 2007, dividend income of $2,550 was recognized.  We have purchased a portion of our investment securities through a margin account. As of March 31, 2007, we have recorded a payable of $67,390 for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At March 31, 2007, these rates were equal to a range between 5.58% and 5.83%.  We recognized interest expense in the amount of $630 for the three months ended March 31, 2007.  Although these investments have generated both current income and gain on sale, during the three months ended March 31, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future.

Joint Ventures

During the first quarter of 2007, we entered into two joint ventures in which we have ownership interests of two limited liability companies.  In the first joint venture, we have a 90% ownership interest in the LLC which was formed to develop a student housing facility for the University of Pennsylvania.  We own 79% interest in the second joint venture which was formed to own a shopping center located in Gahanna, Ohio, a suburb of Columbus.

Results of Operations

General

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2007 and 2006.

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060
June 30, 2006	13	1,455,154	$277,067
September 30, 2006	8	2,386,757	$544,340
December 31, 2006	29	6,161,185	$712,320
March 31, 2007	17	4,410,686	$374,058

Total	110	18,901,609	$2,804,835

Consolidated Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2007 and 2006.   We do not present a comparison to three months ended March 31, 2005 because there were no property or other significant operations during that time period.    We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the same three month period during each year.  A total of 36 of our investment properties satisfied these criteria during the period presented and are referred to herein as "same store" properties.  These properties comprise approximately 3.5 million square feet.   The "same store" investment properties represent approximately 18% of the square footage of our portfolio at March 31, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  A majority of our acquisitions that satisfied the criteria for "same store" analysis are in the office and retail segments.  Therefore, "same store" analysis is only presented in the office and retail segment results.

Rental Income, Tenant Recovery Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  Total property revenues were $63,731 and $17,721 for the three months ended March 31, 2007 and 2006, respectively.

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

	March 31, 2007	March 31, 2006	2007 increase from 2006
Property rentals	$48,030	$15,035	$32,995
Straight-line rents	2,540	686	1,854
Amortization of acquired above and below market leases, net	(9)	94	(103)

Total rental income	$50,561	$15,815	$34,746

Tenant recoveries	11,550	1,874	9,676
Other income	1,620	32	1,588

Total property revenues	$63,731	$17,721	$46,010

Total property revenues increased $46,010 in the first quarter of 2007 as compared to the first quarter of 2006.  The increase in property revenues in the first quarter of 2007 was due primarily to acquisitions of properties made in the first quarter of 2007 and the last three quarters of 2006.

A summary of economic occupancy by segment follows:

Consolidated Economic Occupancy

Segment	March 31, 2007	March 31, 2006	2007 increase (decrease) from 2006
Retail	96%	91%	5%
Office	98%	100%	(2)%
Industrial	100%	100%	-
Multi-family	95%	95%	-

Total (1)	98%	96%

(1)  weighted average occupied

Weighted average overall economic occupancy increased 2% in the first quarter of 2007 as compared to the first quarter of 2006.  Property acquisitions in the first quarter of 2007 and the last three quarters of 2006 in the industrial and retail sectors partially offset by higher vacancies in properties acquired in the office sector, accounted for the increase in overall economic occupancy in 2007.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $16,921 and $2,826 for the three months ended March 31, 2007 and 2006, respectively.

	March 31, 2007	March 31, 2006	2007 increase from 2006
Property operating expenses	$10,284	$1,751	$8,533
Real estate taxes	6,637	1,075	5,562

Total property expenses	$16,921	$2,826	$14,095

Total property expenses increased $14,095 in the first quarter of 2007 compared to the first quarter of 2006 due primarily to the properties acquired in the last three quarters of 2006 and the first quarter of 2007.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	March 31, 2007	March 31, 2006	2007 increase from 2006

Depreciation and amortization	$26,570	$7,821	$18,749
Interest expense	17,610	3,828	13,782
General and administrative	3,109	1,254	1,855
Business manager management fee	1,500	-	1,500

	$48,789	$12,903	$35,886

Depreciation and amortization

The $18,749 increase in depreciation and amortization expense in the first quarter of 2007 relative to the first quarter of 2006 was due substantially to the impact of the properties acquired in the last three quarters of 2006 and the first quarter of 2007.

Interest expense

The $13,782 increase in interest expense in the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to (1) mortgage debt financings in the first quarter 2007 and the last three quarters of 2006 which increased to $1,259,475 from $323,753 and (2) the increase in margin borrowing due to the increase in ownership of marketable securities.

A summary of interest expense for the three months ended March 31, 2007 and 2006 appears below:

	March 31, 2007	March 31, 2006	2007 increase from 2006
Debt Type
Margin and other interest expense	$2,252	$365	$1,887
Mortgages	15,358	3,463	11,895

Total	$17,610	$3,828	$13,782

General and Administrative Expenses. General and administrative expenses consist of professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, common share purchase discounts related to shares sold to persons employed by our business manager or its related parties and affiliates, directors' and officers' insurance, postage, board of directors fees and printer costs.  Our expenses were $3,109 and $1,254 for the three months ended March 31, 2007 and 2006, respectively.  The increase in the first quarter of 2007 as compared to the first quarter of 2006 is due primarily to our growth during 2006 and 2007.

Business Manager Management Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we will pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter as defined in our prospectus.  We paid our business manager an asset management fee of $1,500, or approximately 0.22% on an annual basis for the three months ended March 31, 2007.  No fee was paid for the three months ended March 31, 2006.  The business manager has waived any further fees that may have been permitted under the agreement for the first quarter ended March 31, 2007 and 2006, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and distributions from investments in our portfolio of marketable securities.  Our interest and dividend income was $10,722 and $2,086 for the three months ended March 31, 2007 and 2006, respectively, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments.  We also realized a gain on the sale of securities in the first quarter of 2007 and 2006 of $5,902 and $220 and realized a loss on securities of $214 and $0, respectively. Interest income was $8,172 and $1,341 for the three months ended March 31, 2007 and 2006, respectively, resulting primarily from interest earned on cash investments which were significantly greater during the first quarter of 2007 compared to the first quarter of 2006.  There is no assurance that we will be able to generate the same level of investment income or gains in the future.

Minority Interest

The minority interest represents the interests in Minto Builders (Florida), Inc. ("MB REIT") owned by third parties.

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

The value of the put/call arrangements was a liability of $237 and $283 as of March 31, 2007 and December 31, 2006, respectively.  Other income of $46 and $418 was recognized for the three months ended March 31, 2007 and 2006, respectively. The value of the put/call arrangements increased from December 31, 2006 to March 31, 2007 due to the life of the put/call being reduced. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

An analysis of results of operations by segment follows:

Office Segment

	Three months ended March 31,		2007 increase
	2007	2006	from 2006
Real Estate Rental Revenue
Property rentals	$20,871	$6,819	$14,052
Tenant recoveries	5,003	39	4,964
Straight-line rents	1,166	386	780

Amortization of acquired above and below market leases, net	(202)	(10)	(192)
Other income	1,170	-	1,170

Total real estate rental revenue	$28,008	$7,234	$20,774

Real Estate Expenses
Operating expenses and real estate taxes	$7,580	$392	$7,188

Total operating and real estate expenses	$7,580	$392	$7,188

Comparison of Three Months Ended March 31, 2007 to 2006.  Office properties real estate rental revenues increased from $7,234 in the first quarter of 2006 to $28,008 in the first quarter of 2007 mainly due to the acquisition of eleven properties since March 31, 2006.  Office properties real estate and operating expenses also increased from $392 in 2006 to $7,580 in 2007 as a result of these acquisitions.

Office segment property rental revenues are greater than the retail segment primarily due to more rentable gross square feet. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.

Office segment operating expenses per square foot are lower than the retail segments because several of the office leases are net leases and tenants are responsible for paying their own common area maintenance costs, real estate taxes and insurance.

Comparison of the three months ended March 31, 2006 to March 31, 2007 - Same Store Office Portfolio

The table below presents operating information for our same store office portfolio consisting of five properties acquired or placed in service prior to January 1, 2006.  The properties in the same store office portfolio as described were owned for the entire three months ended March 31, 2007 and 2006.

	Three months ended March 31,	Three months ended March 31,
	2007	2006
Revenues:
Same store office investment properties (5 properties):
Rental income	$7,301	$7,187
Tenant recovery income	92	39
Other property income	29	-
Total same store rental and additional rental income	7,422	7,226

Other investment properties:
Rental income	14,534	8
Tenant recovery income	4,911	-
Other property income	1,141	-
Total other investments rental and additional rental income	20,586	8

Total rental and additional rental income	$28,008	$7,234

Expenses:
Same store office investment properties (5 properties):

Property operating expenses	473	338
Real estate tax expense	87	54
	560	392
Other office investment properties:
Property operating expenses	4,627	-
Real estate tax expense	2,393	-
Total other investments property operating expenses	7,020	-

Total property operating expenses	$7,580	$392

Property net operating income:
Same store office investment properties	6,862	6,834
Other investment properties	13,566	8
Total net operating income	$20,428	$6,842

On a same store office basis, property net operating income increased from $6,834 to $6,862 for a total increase of $28 or less than one percent.  Total same store office property operating revenues increased by $196 and total same store office property operating expenses increased by $168 for the three months ended March 31, 2007 compared to 2006.

Same store office property operating revenues for the three months ended March 31, 2007 and 2006 were $7,422 and $7,226, respectively, resulting in an increase of $196 or 3%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.

Same store office property operating expenses for the three months ended March 31, 2007 and 2006 were $560 and $392, respectively, resulting in an increase of $168 or 43%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2007.

Retail Segment

	Three months ended March 31,		2007 increase
	2007	2006	from 2006
Real Estate Rental Revenue
Property rentals	$18,570	$7,733	$10,837
Tenant recoveries	6,190	1,832	4,358
Straight-line rents	639	283	356
Amortization of acquired above and below market lease, net	239	104	135
Other income	398	30	368

Total real estate rental revenue	$26,036	$9,982	$16,054

Real Estate Expenses
Operating expenses and real estate taxes	$8,309	$2,379	$5,930

Total operating and real estate expenses	$8,309	$2,379	$5,930

Retail properties real estate rental revenues increased from $9,982 in the first quarter of 2006 to $26,036 in the first quarter of 2007 mainly due to the acquisition of 32 retail properties since March 31, 2006.  Retail properties real estate and operating expenses also increased from $2,379 in 2006 to $8,309 in 2007 as a result of these acquisitions.

Retail segment property rental revenues are less than the office segment primarily due to a higher average rent per square foot and more gross leasable square feet for the office properties.  Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is higher than the other segments due to one property located in Florida that is required to collect sales taxes from its tenants, which we record as other income and operating expense.

Retail segment operating expenses are greater than the other segments because the retail tenant leases require the owner to pay for common area maintenance costs, real estate taxes and insurance and receive reimbursement from the tenant for the tenant's share of recoverable expenses.

Comparison of the three months ended March 31, 2006 to March 31, 2007 - Same Store Retail Portfolio

The table below presents operating information for our same store retail portfolio consisting of 31 properties acquired or placed in service prior to January 1, 2006.  The properties in the same store retail portfolio as described were owned for the entire three months ended March 31, 2007 and 2006.

	Three months ended March 31,	Three months ended March 31,
Revenues:	2007	2006
Same store retail investment properties (31 properties):
Rental income	$6,494	$6,314
Tenant recovery income	2,361	1,501
Other property income	69	10
Total same store rental and additional rental income	8,924	7,825
Other investment properties:
Rental income	12,954	1,806
Tenant recovery income	3,829	331
Other property income	329	20
Total other investments rental and additional rental income	17,112	2,157

Total rental and additional rental income	$26,036	$9,982

Expenses:
Same store retail investment properties (31 properties):
Property operating expenses	1,614	1,067
Real estate tax expense	1,468	873
Total same store property operating expenses	3,082	1,940
Other retail investment properties:
Property operating expenses	2,873	309
Real estate tax expense	2,354	130
Total other investments property operating expenses	5,227	439

Total property operating expenses	$8,309	$2,379

Property net operating income:
Same store retail investment properties	5,842	5,885
Other investment properties	11,885	1,718
Total net operating income	$17,727	$7,603

On a same store retail basis, property net operating income decreased from $5,885 to $5,842 for a total decrease of $43 or 1%.  Total retail property operating revenues increased by $1,099 and total retail property operating expenses increased by $1,142 for the three months ended March 31, 2007 compared to 2006.

Same store retail property operating revenues for the three months ended March 31, 2007 and 2006 were $8,924 and $7,825, respectively, resulting in an increase of $1,099 or 14%.   The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.

Same store retail property operating expenses for the three months ended March 31, 2007 and 2006 were $3,082 and $1,940, respectively, resulting in an increase of $1,142 or 60%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense, common area maintenance costs, including utility costs (gas and electric) and snow removal costs in 2007.

Industrial Segment

	Three months ended March 31,		2007 increase
	2007	2006	from 2006
Real Estate Rental Revenue
Property rentals	$7,679	$309	$7,370
Tenant recoveries	357	3	354
Straight-line rents	735	17	718
Amortization of acquired above and below market leases, net	(46)	-	(46)
Other income	7	-	7

Total real estate rental revenue	$8,732	$329	$8,403

Real Estate Expenses
Operating expenses and real estate taxes	$743	$19	$724

Total operating and real estate expenses	$743	$19	$724

Industrial properties real estate rental revenues increased from $329 in the first quarter of 2006 to $8,732 in the first quarter of 2007 mainly due to the acquisition of 20 properties since March 31, 2006.  Industrial properties real estate and operating expenses also increased from $19 in 2006 to $743 as a result of these acquisitions.

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

Multi-family Segment

	Three months ended March 31,		2007 increase
	2007	2006	from 2006
Real Estate Rental Revenue
Property rentals	$910	$174	$736
Other income	45	2	43

Total real estate rental revenue	$955	$176	$779

Real Estate Expenses
Operating expenses and real estate taxes	$289	$36	$253

Total operating and real estate expenses	$289	$36	$253

Multi–family real estate rental revenues and expenses increased from $176 in the first quarter of 2006 to $955 in the first quarter of 2007 and $36 in the first quarter of 2006 to $289 in the first quarter of 2007, respectively.  The increases are mainly due to the acquisition of two properties since March 31, 2006.

Critical Accounting Policies and Estimates

General

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.  This section discusses those critical accounting policies and estimates.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies.

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of March 31, 2007, there were no material adjustments for master lease agreements.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

Partially-Owned Entities:

We consider FASB Interpretation No. 46R (Revised 2003): Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R"), EITF 04-05: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, APB 18: The Equity Method of Accounting for Investments in Common Stock, and SOP 78-9: Accounting for Investments in Real Estate Ventures,  to determine the method of accounting for each of our partially-owned entities.  In determining whether we have a controlling interest in a partially-owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity's expected losses, if they occur, or receive the majority of the expected residual return, if they occur, or both.

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

•

distributions from our joint venture investments.

We expect that our current offering of shares of common stock will terminate on or before August 31, 2007.  As noted herein, through March 31, 2007, we had sold a total of 277,492,895 shares in the primary offering and 3,924,457 shares pursuant to the offering of shares through the dividend reinvestment plan leaving us with approximately 222,507,105 shares available for sale in the primary offering and 36,075,543 shares through the dividend reinvestment plan. We have also filed a registration statement with the SEC and the various state security commissions to register a follow-on offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan.  The registration statement for the follow-on offering was not effective with the SEC as of May 8, 2007.

We may also generate additional capital through borrowings secured by existing or future properties.  As a matter of policy, we limit our total indebtedness to approximately 55% of the combined fair market value of our assets on a consolidated basis.  For these purposes "fair market value" of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later.  As of March 31, 2007, we had borrowed approximately $1,259,475 equivalent to 45% of the combined fair market value of these assets on a consolidated basis.  We may also generate additional capital through borrowings on an unsecured basis and from income generated from our existing real estate investments and investments in marketable securities.  We believe these various sources of cash will provide us with sufficient monies to pay our operating expenses and to pay distributions to our stockholders at the existing rate for the foreseeable future.

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

Liquidity

Offering

As of March 31, 2007, subscriptions for a total of 277,492,895 shares in the primary offering had been received and accepted, resulting in gross proceeds of approximately $2,767,000.  We have also sold an additional 3,924,457 shares pursuant to the DRP increasing the gross offering proceeds by approximately $37,300.

As of March 31, 2007, we had incurred $291,970 of offering and organization costs. Our business manager has agreed to pay all organization and offering expenses, excluding selling commissions and fees.  These expenses totaled $27,093 as of March 31, 2007, in excess of 4.5% of the gross offering proceeds. As of March 31, 2007, organization and offering costs, excluding commissions and fees, did not exceed the 4.5% limitation. We anticipate that these costs will not exceed this limitation upon completion of the offering.

Mortgage Debt

As of March 31, 2007, on a consolidated basis, we had mortgage debt secured by 65 properties totaling approximately $1,259,475, which excludes mortgage discounts net of accumulated amortization of $2,912 as of March 31, 2007.  These debt obligations require monthly payments and bear interest at a range of 4.83% to 6.01% per annum.  As of March 31, 2007, the weighted average interest rate on the mortgage debt was 5.35%.

We have entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties we own or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of March 31, 2007, we have approximately $8,087 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.321% to 5.948% on approximately $510,820 in principal.

Margins Payable

We have purchased a portion of our marketable securities through margin accounts.  As of March 31, 2007, we have recorded a payable of $67,390 for securities purchased on margin against a total securities portfolio of $222,108.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At March 31, 2007, the rates we were paying on this margin debt were in a range of between 5.58% and 5.83%, with a weighted average interest rate of 5.75%.  The margin funds provide a positive spread on this capital.

Stockholder Liquidity

We provide the following programs to facilitate investment in our shares and to provide limited liquidity for stockholders.

A DRP allows stockholders to automatically reinvest cash distributions by purchasing additional shares from us at a price equal to $9.50 per share with no reduction in the gross proceeds for selling commissions or the marketing contribution and due diligence expense allowance.

A share repurchase program enables existing stockholders with limited, interim liquidity to sell shares back to us.  The prices at which shares may be sold back to us are as follows:

•

One year from the purchase date, $9.25 per share;

•

Two years from the purchase date, $9.50 per share;

•

Three years from the purchase date, $9.75 per share; and

•

Four years from the purchase date, a price determined by our board of directors but in no event less than $10.00 per share.

As of March 31, 2007, 241,152 shares have been repurchased for a total of $2,231.

Capital Resources

The number of assets we will acquire depends, in part, upon the amount of the net proceeds of the existing and future offering of common stock and the availability of, and interest rate on, mortgage debt.  Recent increases in interest rates may impact the return that we are able to generate on future assets.

Cash Flows From Operating Activities

Cash provided by operating activities were $30,043 and $7,063 for the three months ended March 31, 2007 and 2006, respectively, and were generated primarily from operating income from property operations and interest and dividends.  The increase in cash from the first quarter of 2006 to the first quarter of 2007 was due to the acquisition of 67 properties since March 31, 2006.

Cash Flows From Investing Activities

Cash used in investing activities was $449,782 and $159,486 for the three months ended March 31, 2007 and 2006, respectively.  During the first quarter of 2007, cash was used primarily for the acquisition of 17 properties, the purchase of marketable securities and the funding of one note receivable.  During the first quarter of 2006, cash was used to acquire six properties and purchase marketable securities.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $1,197,987 for the three months ended March 31, 2007.  During the first quarter of 2007, we generated proceeds from the sale of shares, net of offering costs paid, of approximately $1,016,042.  We generated approximately $19,459 by borrowing against our portfolio of marketable securities.  We generated approximately $217,570 from borrowings secured by mortgages on 11 properties and paid approximately $3,865 for loan fees to procure these mortgages.  MB REIT paid approximately $2,413 in distributions to its stockholders.  We paid approximately $27,334 in distributions to our common stockholders and paid off mortgage debt in the amount of $20,194.

Cash provided by financing activities was $325,400 for the three months ended March 31, 2006.  We generated proceeds from the sale of shares, net of offering costs paid, of approximately $198,443.  We generated $12,808 by borrowing against our portfolio of marketable securities.  We generated $98,481 from the issuance of new mortgages secured by three properties and paid $2,152 in loan fees to procure these mortgages.   We paid approximately $1,868 in distributions to our common stockholders.   MB REIT paid $14,590 in distributions to its stockholders and generated $40,125 from the issuance of MB REIT preferred and common shares.  Our sponsor also contributed $3,081 to us which we used to pay distributions and certain expenses.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we borrow primarily at fixed rates or variable rates with the competitive pricing available and, in some cases, with the ability to convert variable rates to fixed rates.  We enter into, rate lock mortgage debt agreements prior to purchasing a property.  We have rate locked approximately $500,000 at favorable rates.  As of March 31, 2007, the only variable rate debt we had was on the marketable securities.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2007 to evaluate the expected cash flows and sensitivity to interest rate changes.

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,018,934

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.42%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2,912, net of accumulated amortization, is outstanding as of March 31, 2007.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations, and lease agreements as of March 31, 2007.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$2,285,475	66,307	355,730	381,596	1,481,842

Ground Lease Payments	$28,653	462	1,398	1,418	25,375

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of March 31, 2007, we would be obligated to pay as much as $36,558 in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

We are obligated to pay our property manager, an entity owned principally by individuals who are affiliates of the business manager, a property management fee totaling 4.5% of gross operating income monthly generated by each property, for management and leasing services.  We incurred and paid property management fees of $2,697 and $675 for the three months ended March 31, 2007 and 2006, respectively.

After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we will pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. We paid our business manager an asset management fee of $1,500 for the three months ended March 31, 2007.  None of these fees remained unpaid as of March 31, 2007.  The Business Manager has agreed to waive all fees for the first quarter of 2007 allowed but not taken, except for the $1,500, for the three months ended March 31, 2007.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the three months ended March 31, 2007 and 2006.  Such selected data should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands.)

	As of	As of,
	March 31, 2007	December 31, 2006

Total assets	$4,293,091	3,040,544

Mortgages and margins payable	$1,323,953	1,107,113

	For the three months ended	For the three months ended
	March 31, 2007	March 31, 2006

Total income	$63,731	17,721

Total interest and dividend income	$10,722	2,086

Net income (loss) applicable to common shares	$12,089	(1,456)

Net income (loss) per common share, basic and diluted (a)	$.06	(.07)

Distributions declared to common stockholders	$31,374	2,913

Distributions per weighted average common share (a)	$.15	.15

Funds From Operations (a)(b)	$38,080	4,413

Cash flows provided by operating activities	$30,043	7,063

Cash flows used in investing activities	$(449,782)	(159,486)

Cash flows provided by financing activities	$1,197,987	325,400

Weighted average number of common shares outstanding, basic and diluted	205,589,116	19,485,272

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the period ended March 31, 2007 and 2006, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period March 31, 2007 and 2006.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our relative property performance to determine our return on capital.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		Three Months Ended March 31,
		2007	2006
	Net income (loss) applicable to common shares	$12,089	(1,456)
Add:	Depreciation and amortization related to investment properties	26,570	7,821
Less:	Minority interests' share of the above adjustment	579	1,952

	Funds from operations	$38,080	4,413

Subsequent Events

We paid distributions to our stockholders of $.05083 per share totaling $12,139 in April 2007.

We issued 88,048,839 shares of common stock and repurchased 32,581 shares of common stock through the share repurchase program from April 1, 2007 through May 8, 2007, resulting in a total of 369,192,458 shares of common stock outstanding. As of May 8, 2007, subscriptions for a total of 364,837,595 shares were received and accepted resulting in total gross offering proceeds of approximately $3,650,000 and an additional 4,686,469 shares were issued pursuant to the DRP for $44,522 of additional gross proceeds.

We have acquired the following properties during the period April 1, 2007 through May 8, 2007.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
4/05/07	The Landings at Clear Lake	2006	34,000	245,992	364 Apartment Units

4/09/07	ProLogis Tennessee Portfolio
	Airport Distribution Center #15	1968	2,018	81,639	VML Company LLC
	Airport Distribution Center #16	1972	4,713	251,685	Wells Lamont
	Airport Distribution Center #11	1967	2,727	121,345	Detail Distribution, Inc.
	Airport Distribution Center #18	1972	1,716	75,000	C.C. Dickson Co. GDC Screen Printing, LLC Jackson Supply Co.

	Airport Distribution Center #19	1973	4,801	175,275	Vital Records Control, Inc.
	Airport Distribution Center #9	1981	1,277	42,000	Exide Technologies Thyssen Krupp Materials NA, Inc.
	Delp Distribution Center #2	1973	2,871	97,716	Vet-Serve, Inc.
	Airport Distribution Center #2	1969	2,910	102,400	Jacobsen Warehouse Company, Inc.
	Delp Distribution Center #5	1978	2,681	144,000	The Bryce Company
	Airport Distribution Center #10	1970	3,453	161,350	None
	Delp Distribution Center #8	1978	2,459	94,500	Printer Essentials, Inc. Kroger Limited Partnership I
	Airport Distribution Center #7	1979	1,123	42,000	C & I Supply, Inc.
	Airport Distribution Center #8	1979	797	32,400	Supply Network, Inc.
	Airport Distribution Center #4	1985	2,176	80,000	Galler Wholesale American Standard, Inc.
	Southwide Industrial Center #5	1976	639	28,380	Building Plastics, Inc. Memphis AG, LLC Sharp Electronic K&W Forklift
	Southwide Industrial Center #6	1976	1,789	58,560	AAR Cargo Systems Entertainment Transportations, Inc. Rose Company LLC Keystone Automotive Industries TN, Inc. Shelby Railroad Industries, Inc.
	Southwide Industrial Center #7	1976	3,547	118,320	Capitoline Metro Memphis, Inc. Interline Brands, Inc. Alenie, L.P. Capitoline Tops, Inc. Chick Packaging Mid-South, Inc. Building Plastics, Inc.
	Southwide Industrial Center #8	1976	327	10,185	Rose Company LLC
	Stone Fort Distribution Center #1	1968	12,085	500,000	Electrolux Home Products, Inc.
	Stone Fort Distribution Center #4	1968	2,487	86,072	Ferguson Enterprises, Inc.

4/10/07	Six Pines Portfolio
	14th Street Market	1995	12,925	79,418	Tom Thumb
	Cross Timbers Court	1995	13,731	77,366	Tom Thumb
	Custer Creek Village	1999	17,009	87,219	Tom Thumb
	Flower Mound Crossing	1996	13,981	81,581	Tom Thumb
	Heritage Heights	1999	17,965	89,611	Tom Thumb
	The Highlands	1999	16,333	90,716	Tom Thumb
	Hunters Glen Crossing	1994	16,407	93,690	Tom Thumb
	Josey Oaks Crossing	1996	15,664	82,228	Tom Thumb
	Park West Plaza	1994	12,623	83,157	Tom Thumb
	Pioneer Plaza	2000	3,771	14,200	Washington Mutual Bank Toudanine's Fine Dry Cleaning
	Riverview Village	1998	16,963	85,730	Tom Thumb
	Shiloh Square	2000	5,427	17,038	Perry's Find Dry Cleaning David Anderson, DDS
	Suncreek Village	2000	4,497	15,009	Stephen's Cleaners Dali Dental, PA The Nail Club
	Market at Westlake	1972	8,050	29,625	Walgreens
	Scofield Crossing	2001/2004	14,136	97,561	Randall's Food Market
	Brandon Centre South	1987	27,039	132,896	Home Goods The Athletic Club Health & Wellness Center
	Fury's Ferry	1995	10,694	70,458	Publix Super Markets
	The Center at Hugh Howell	1996	12,941	82,819	Publix Super Markets

	Bellerive Plaza	1999	10,211	75,235	Kroger
	East Gate	1995	11,397	75,716	Publix Super Markets
	Donelson Plaza	1978/1993 & 2000	3,872	12,165	CVS Pharmacy

4/30/07	Gravois Dillon Plaza - Phase I	1996/2004	22,800	136,694	Schnuck Markets Sears Roebuck & Company

5/04/07	Pavilions at Hartman Heritage	2003	42,600	223,881	Stein Mart Linens N' Things

Date		Approximate Purchase
Acquired	Vacant Land	Price ($)	Acres
4/25/07	University House at Gainesville	6,500	7.57

5/01/07	University House at Huntsville	1,300	24.50

During the period from April 1, 2007 through May 8, 2007, we funded earnouts totaling $3,247 at two properties.

The mortgage debt financings obtained during the period from April 1, 2007 through May 8, 2007 are detailed in the table below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
5/04/07	Crossroads at Chesapeake	5.405%	05/2012	11,200

5/04/07	Chesapeake Commons	5.381%	05/2012	8,900

5/08/07	Fields Apartment Homes	5.329%	06/2017	18,700

Winston Hotels, Inc.

On April 2, 2007, we and our wholly-owned subsidiary, Inland American Acquisition (Winston), LLC ("MergerCo"), entered into a definitive merger agreement with Winston Hotels, Inc. ("Winston") and WINN Limited Partnership, Winston’s operating partnership ("WINN"), pursuant to which we have agreed to purchase 100% of the outstanding shares of common stock and Series B preferred stock of Winston for $15.00 per share.  In addition, each share of company Series B preferred stock will be converted into the right to receive $25.44 per share (or $25.38 per share if the effective time of the merger occurs after June 30, 2007 ad on or prior to September 30 2007) in cash, plus any accrued and unpaid dividends as of the effective time of the merger.

Winston has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. ("Barclay Hospitality") and Barclay Holding, Inc. ("Barclay Holding") (collectively, "Barclay").  As a REIT, Winston generally cannot operate hotels.  Winston’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. Winston’s third-party managers under management agreements have direct control of the daily operations of its hotels. As of December 31, 2006, Alliance Hospitality Management, LLC managed forty-one of Winston’s fifty-three hotels, Marriott International managed six hotels, Concord Hospitality Enterprises Company managed three hotels and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, and GHG-Stanley Management, LLC each managed one hotel.

Of the fifty-three hotels in which Winston holds an ownership interest, fifty-two are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. Winston anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses.  The hotel franchise licenses typically specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which Winston must comply. The franchise licenses obligate Winston to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Feldman Mall Properties, Inc.

On April 10, 2007, we entered into an agreement to purchase up to 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. (NYSE: FMP) ("Feldman"), a self-administered and self-managed real estate investment trust that focuses on acquiring and renovating underperforming or distressed shopping malls.  Pursuant to the agreement with Feldman, we have agreed to purchase series A preferred stock at a price of $25.00 per share, for a total investment of $50 million.  We were required to purchase and did purchase 600,000 shares of the series A preferred stock by April 30, 2007.  We must purchase the remaining shares of the series A preferred stock by April 10, 2008.  As of May 8, 2007, we had purchased 600,000 shares of the Feldman series A preferred stock.  The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  If approved by a vote of the majority of Feldman’s common stockholders, the Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after June 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Feldman has agreed to seek approval to convert the series A preferred stock into common stock.

Stephens Venture III, LLC

On April 27, 2007, we entered into a joint venture agreement with Stephens Venture III, LLC referred to herein as "Stephens."  The venture is known as the D. R. Stephens Institutional Fund, LLC ("the Fund").  The Fund has been formed to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas with a goal of expanding throughout Southern California.

Under the joint venture agreement we will invest, approximately $90 million and Stephens will invest approximately $10 million.  Stephens will also serve as the manager of the Fund.  In that capacity, Stephens will be responsible for managing the Fund’s day-to-day affairs including supervising each subsidiary established to hold each property acquired by the Fund.

We will be entitled to a preferred return on our "unreturned capital contribution" equal to 8.5% per annum, on a cumulative basis, compounding quarterly prior to any distributions being paid to Stephens.  Once Stephens has received a similar 8.5% return on its "unreturned capital contribution," distributions will generally be made first to each member in an amount that would provide, at a minimum an 8.5% internal rate of return on each member’s capital contribution.

The Fund will terminate no later than April 27, 2014 unless extended by the members for not more than two successive one year periods.  All decisions regarding the Fund’s operations will be made by an executive committee comprised of three members designated by Stephens and two members designated by us.  Certain "major decisions" will, however, require the approval of all members of the executive committee.

Note Receivable

On April 26, 2007, we funded $125,000 to an unrelated third party.  The note is secured by a first mortgage on vacant land and guaranteed by the owner.  Interest is due in advance at a rate of 7.9% per annum.  The loan matures on December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  We also rate lock money prior to purchasing or identifying a property to minimize interest rate variability.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of March 31, 2007 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	$161,000	$79,541	$1,018,934

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.42%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2,912, net of accumulated amortization, is outstanding as of March 31, 2007.

We did not have any variable rate mortgage debt as of March 31, 2007.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of March 31, 2007, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We are currently offering shares of our common stock at $10.00 per share and pursuant to our DRP at $9.50 per share.

As of March 31, 2007, we have sold the following securities in our offering for the following aggregate prices:

•	277,492,895	shares on a best efforts basis for approximately $2,767,000,000; and
•	3,924,457	shares pursuant to the DRP for approximately $37,300,000.

The total of shares and gross offering proceeds, net of shares repurchased, from our offering as of March 31, 2007 was 281,156,200 shares for approximately $2,802,030,000, excluding the 20,000 shares purchased by our sponsor for $200,000 preceding the commencement of our offering.

Since October 4, 2004 (inception) through March 31, 2007, we have incurred the following expenses in connection with the offering and sale of our shares:

Type of Expense	Amount
Selling commissions	$197,848,000
Marketing contribution	67,029,000
Other expenses to affiliates of the business manager	9,839,000
Other expenses	17,254,000
Total expenses	$291,970,000

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are $2,510,260,000 as of March 31, 2007.

We have used the net offering proceeds as follows as of March 31, 2007:

Use of Proceeds	Amount
Investment in joint ventures	$1,173,920,000
Investment in investment property	433,692,000
Investment in notes receivable	67,213,000
Working capital	237,341,000
Investment in marketable securities	115,594,000
Temporary investments	482,500,000
Total uses	$2,510,260,000

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

Share Repurchase Program

The table below outlines the shares we repurchased pursuant to our share repurchase program during the quarter ended March 31, 2007.

	Total Number of	Average Price	Total Number of Shares Repurchased as Part of Publicly	Maximum Number of Shares That May Yet Be Purchased Under
	Shares Repurchased	Paid per Share	Announced Plans or Programs	the Plans or Programs
January 2007	-	$-	-	(1)
February 2007	207,794	$9.25	207,794	(1)
March 2007	7,952	$9.25	7,952	(1)

Total	215,746		215,746

(1) Subject to funds being available, we will limit the number of shares repurchased pursuant to our share repurchase program during any consecutive twelve month period to 5% of the number of outstanding shares of common stock at the beginning of that twelve month period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

None.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you.  Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

EXHIBIT NO.	DESCRIPTION
2.1

Agreement and Plan of Merger, dated April 2, 2007, by and among Inland American Real Estate Trust, Inc., Inland American Acquisition (Winston), LLC, Winston Hotels, Inc. and WINN Limited Partnership (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated April 5, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006)

3.2

Amended Bylaws of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743))

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.3

Independent Director Stop Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

10.144

Purchase and Sale Agreement by Bradley Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., dated May 2, 2006, as amended (incorporated by reference to Exhibit 10.147 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

10.145

Assignments of Purchase and Sale Agreement by Inland Real Estate Acquisitions, Inc. to Subsidiaries of MB REIT with respect to the Twenty-Two Closed Bradley Portfolio Properties (incorporated by reference to Exhibit 10.148 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

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

*	Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Affiliated Director
Date:	May 15, 2007

/s/ Lori J. Foust
By:	Lori J. Foust
Treasurer (principal financial and accounting officer)
Date:	May 15, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1

Agreement and Plan of Merger, dated April 2, 2007, by and among Inland American Real Estate Trust, Inc., Inland American Acquisition (Winston), LLC, Winston Hotels, Inc. and WINN Limited Partnership (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated April 5, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

3.1

Fourth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 12, 2006)

3.2

Amended Bylaws of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Amendment No. 5 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 30, 2005 (file number 333-122743))

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

4.3

Independent Director Stop Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 21, 2005 (file number 333-122743))

10.144

Purchase and Sale Agreement by Bradley Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., dated May 2, 2006, as amended (incorporated by reference to Exhibit 10.147 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

10.145

Assignments of Purchase and Sale Agreement by Inland Real Estate Acquisitions, Inc. to Subsidiaries of MB REIT with respect to the Twenty-Two Closed Bradley Portfolio Properties (incorporated by reference to Exhibit 10.148 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

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

*	Filed as part of this Quarterly Report on Form 10-Q