Form 10-K/A
period 2006-12-31
Inland American Real Estate Trust, Inc.
filed 2007-07-25
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $601,860,999.

As of February 21, 2007 there were 204,142,117 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (this “Amendment”) to amend in its entirety Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 2, 2007 (the “Original Filing”). In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part II

Item 9A.  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial and accounting officer, evaluated as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)          List of documents filed:

(3)   Exhibits:

The list of exhibits filed as part of this Amendment No. 1 to the Annual Report is set forth in (b) below and on the Exhibit Index attached hereto.

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

*Filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

By:	/s/ BRENDA G. GUJRAL
Brenda G. Gujral
President and Director
Date:	July 25, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ ROBERT D. PARKS	Director and chairman of the board	July 25, 2007
Name:	Robert D. Parks

By:	/s/ BRENDA G. GUJRAL	Director and president	July 25, 2007
Name:	Brenda G. Gujral	(principal executive officer)

By:	/s/ LORI J. FOUST	Treasurer (principal financial and	July 25, 2007
Name:	Lori J. Foust	accounting officer)

By:	/s/ J. MICHAEL BORDEN	Director	July 25, 2007
Name:	J. Michael Borden

By:	/s/ DAVID MAHON	Director	July 25, 2007
Name:	David Mahon

By:	/s/ PAULA SABAN	Director	July 25, 2007
Name:	Paula Saban

By:	/s/ WILLIAM J. WIERZBICKI	Director	July 25, 2007
Name:	William J. Wierzbicki

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*    Filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.