Form 10-Q
period 2007-06-30
Inland American Real Estate Trust, Inc.
filed 2007-08-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of August 3, 2007, there were 473,263,033 shares of the registrant's common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)

Investment properties:
Land	$605,180	$332,113
Building and other improvements	2,949,651	1,913,794
Construction in progress	29,311	-

	3,584,142	2,245,907
Less accumulated depreciation	(80,845)	(38,983)

Net investment properties	3,503,297	2,206,924

Cash and cash equivalents (including cash held by management company of $8,593 and $4,118 as of June 30, 2007 and December 31, 2006, respectively)	914,231	302,492
Restricted cash (Note 2)	12,992	41,387
Restricted escrow (Note 2)	593,949	22,415
Investment in marketable securities	323,885	143,444
Investment in unconsolidated entities (Note 1)	149,620	15,683
Accounts and rents receivable (net of allowance of $669 and $605 as of June 30, 2007 and December 31, 2006, respectively)	28,030	14,294
Notes receivable (Note 4)	239,915	53,152
Due from related parties (Note 3)	-	88
Acquired in-place lease intangibles (net of accumulated amortization of $33,518 and $13,727 as of June 30, 2007 and December 31, 2006, respectively)	301,024	205,853
Acquired above market lease intangibles (net of accumulated amortization of $1,606 and $583 as of June 30, 2007 and December 31, 2006, respectively)	11,807	8,333
Loan fees and leasing commissions (net of accumulated amortization of $1,227 and $559 as of June 30, 2007 and December 31, 2006, respectively)	20,702	16,109
Other assets	11,647	9,863

Total assets	$6,111,099	$3,040,037

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Liabilities:
Mortgages and margins payable (Note 8)	$1,759,325	$1,107,113
Accounts payable	4,208	3,109
Accrued offering costs to related parties	3,163	3,557
Accrued offering costs to non-related parties	626	1,832
Accrued interest payable	945	941
Tenant improvement payable	2,481	2,667
Accrued real estate taxes	17,019	9,035
Distributions payable	21,881	8,099
Security deposits	2,905	1,587
Prepaid rental and recovery income and other liabilities	21,015	15,925
Acquired below market lease intangibles (net of accumulated amortization of $2,073 and $1,011 as of June 30, 2007 and December 31, 2006, respectively)	39,161	21,000
Restricted cash liability (Note 2)	12,992	41,387
Other financings (Note 1)	55,081	47,762
Due to related parties (Note 3)	2,789	2,390
Deferred income tax liability (Note 9)	1,506	1,393

Total liabilities	1,945,097	1,267,797

Minority interest (Note 1)	287,338	288,299

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 443,906,100 and 168,620,150 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	444	169
Additional paid in capital (net of offering costs of $454,114 and $178,012 as of June 30, 2007 and December 31, 2006, of which $433,880 and $159,357 was paid or accrued to affiliates as of June 30, 2007 and December 31, 2006, respectively)	3,970,440	1,504,503
Accumulated distributions in excess of net income (loss)	(95,331)	(41,201)
Accumulated other comprehensive income	3,111	20,470

Total stockholders' equity	3,878,664	1,483,941

Commitments and contingencies (Note 12)

Total liabilities and stockholders' equity	$6,111,099	3,040,037

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$64,556	$18,207	$115,117	$34,022
Tenant recovery income	14,154	2,784	25,704	4,658
Other property income	7,320	120	8,940	152

Total income	86,030	21,111	149,761	38,832
Expenses:
General and administrative expenses to related parties	1,708	656	2,917	1,166
General and administrative expenses to non-related parties	2,771	606	4,671	1,350
Property operating expenses to related parties	3,743	804	6,440	1,480
Property operating expenses to non-related parties	10,396	1,612	17,983	2,688
Real estate taxes	8,580	1,879	15,217	2,954
Depreciation and amortization	36,344	9,129	62,914	16,949
Business manager management fee	3,000	-	4,500	-

Total expenses	66,542	14,686	114,642	26,587

Operating income	$19,488	$6,425	$35,119	12,245

Interest and dividend income	27,251	5,065	37,973	6,873
Other income	413	197	459	615
Interest expense	(21,291)	(5,420)	(38,901)	(9,248)
Equity in earnings of unconsolidated entities	582	2,192	751	2,160
Realized gain (loss) on securities, net	(535)	401	5,153	622

Income before income taxes and minority interest	$25,908	$8,860	$40,554	$13,267

Income tax expense (Note 9)	(399)	(1,662)	(618)	(1,662)
Minority interest	(2,456)	(6,259)	(4,794)	(12,432)

Net income (loss) applicable to common shares	$23,053	$939	$35,142	(827)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized gain (loss) on investment securities	(17,965)	(2,129)	(17,359)	661

Comprehensive income (loss)	$5,088	$(1,190)	$17,783	$(166)
Net income (loss) available to common shareholders per common share, basic and diluted	$.06	$.02	$.12	$(.03)
Weighted average number of common shares outstanding, basic and diluted	379,010,064	45,930,663	292,778,653	32,781,021

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(Dollar amounts in thousands)

For the six month period ended June 30, 2007

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2006	168,620,150	169	1,504,503	(41,201)	20,470	1,483,941

Net income applicable to common shares	-	-	-	35,142	-	35,142
Unrealized gain on investment securities	-	-	-	-	(17,359)	(17,359)

Distributions declared	-	-	-	(89,272)	-	(89,272)
Proceeds from offering	270,933,359	271	2,699,382	-	-	2,699,653
Offering costs	-	-	(276,102)	-	-	(276,102)
Proceeds from distribution reinvestment program	4,726,451	4	44,899	-	-	44,903
Shares repurchased	(373,860)	-	(3,458)	-	-	(3,458)
Issuance of stock options and discounts on shares issued to affiliates	-	-	1,216	-	-	1,216

Balance at June 30, 2007	443,906,100	444	3,970,440	(95,331)	3,111	3,878,664

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss) applicable to common shares	$35,142	$(827)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by operating activities:
Depreciation	41,862	13,220
Amortization	19,961	3,729
Amortization of loan fees	634	170
Amortization on acquired above market leases	1,034	49
Amortization on acquired below market leases	(1,077)	(338)
Amortization of mortgage discount	841	-
Straight-line rental income	(5,532)	(1,490)
Straight-line rental expense	33	33
Other expense (income)	(152)	(615)
Minority interests	4,794	12,432
Equity in earnings of unconsolidated entities	(751)	(2,160)
Discount on shares issued to affiliates	1,216	104
Realized gain on investments in securities, net	(5,153)	(622)
Changes in assets and liabilities:
Accounts and rents receivable	(8,204)	(3,063)
Accounts payable	1,099	(484)
Other assets	(2,497)	(1,380)
Accrued real estate taxes	2,691	1,218
Accrued interest payable	4	49
Prepaid rental and recovery income	3,849	(3,602)
Other liabilities	1,360	144
Deferred income tax liability	113	1,662
Security deposits	115	(3)

Net cash flows provided by operating activities	91,382	18,226

Cash flows from investing activities:
Purchase of investment securities	(203,107)	(106,602)
Sale of investment securities	25,922	7,314
Restricted escrows	(571,534)	6,933
Rental income under master leases	218	40
Acquired in-place lease intangibles	(115,095)	(28,727)
Tenant improvement payable	(1,193)	(63)
Purchase of investment properties	(1,283,820)	(329,539)
Acquired above market leases	(4,508)	(750)
Acquired below market leases	19,238	11,735
Investment in development projects	(29,311)	-
Investment in unconsolidated joint ventures	(148,668)	541
Payment of leasing fees	326	-
Funding of notes receivable	(206,089)	-
Payoff of notes receivable	19,326	-
Other assets	733	(2,111)

Net cash flows used in investing activities	(2,497,562)	(441,229)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2007	June 30,2006
	(unaudited)	(unaudited)

Cash flows from financing activities:
Proceeds from offering	2,699,653	497,519
Proceeds from the dividend reinvestment program	44,903	4,669
Shares repurchased	(3,458)	-
Payment of offering costs	(277,702)	(51,983)
Proceeds from mortgage debt and notes payable	570,525	209,235
Payoffs of mortgage debt	(20,194)	-
Principal payments of mortgage debt	(392)	-
Proceeds from margin securities debt	90,932	44,933
Payment of loan fees and deposits	(5,590)	(4,758)
Distributions paid	(75,490)	(7,357)
Distributions paid – MB REIT	(5,755)	(24,925)
Due from related parties	88	451
Due to related parties	399	196
Proceeds of issuance of preferred shares and common shares – MB REIT	-	40,125
Sponsor advances	-	(3,081)

Net cash flows provided by financing activities	3,017,919	705,024

Net increase in cash and cash equivalents	611,739	282,021
Cash and cash equivalents, at beginning of period	302,492	37,129

Cash and cash equivalents, at end of period	$914,231	$319,150

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(1,309,142)	$(403,342)
Tenant improvement liabilities assumed at acquisition	1,007	-
Real estate tax liabilities assumed at acquisition	5,293	608
Security deposit liabilities assumed at acquisition	1,203	313
Assumption of mortgage debt at acquisition	10,500	25,120
Other financings	7,319	47,762

	(1,283,820)	(329,539)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2007	June 30, ,2006
	(unaudited)	(unaudited)

Cash paid for interest	$37,380	$8,972

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$21,881	$2,779

Accrued offering costs payable	$3,789	$1,350

Write off of in-place lease intangibles, net	$1,091	$-

Write off of above market lease intangibles, net	$11	$-

Write off of below market lease intangibles, net	$15	$-

Write off of loan fees	$3	$-

Discount on shares	$1,214	$104

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

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

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and hospitality properties, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering  (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

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

Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected on the consolidated balance sheets and the consolidated statements of operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

Consolidated entities

Minto Builders (Florida), Inc.

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  MB REIT is not considered a VIE as defined in FIN 46(R), however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT.  Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

A put/call agreement that was entered into by the Company and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain rights to sell its shares of MB REIT stock back to MB REIT.  The agreement is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150") and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("Statement 133").  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge.  The assets or liabilities under these puts and calls are marked to market every quarter with changes in the value recorded in other expense in the consolidated statements of operations.  The value of the put/call arrangements was an asset of $175 and a liability of $283 as of June 30, 2007 and December 31, 2006, respectively, and the Company recorded an unrealized gain on derivative instruments of $458 and $615, which is included in other income for the six months ended June 30, 2007 and June 30, 2006.  The value of the put/call arrangements increased from December 31, 2006 to June 30, 2007 due to the life of the put/call being reduced and rising interest rates.

Utley Residential Company L.P.

Prior to May 18, 2007 the Company had an ownership interest of 90% in an LLC which holds the ground lease rights on land that is being developed as student housing for the University of Pennsylvania ("Inland American Penn").  This entity was not consolidated by the Company prior to May 18, 2007 and the equity method of accounting was used to account for this investment.  On May 18, 2007, the Company's wholly-owned subsidiary, Inland American Communities Group, Inc. (“Communities”), entered into a purchase agreement with Utley Residential Company, L.P. (“Utley”).  Pursuant to the purchase agreement, Communities purchased the assets of Utley related to the development of conventional and student housing for approximately $23,100.  Pursuant to the purchase agreement, Communities acquired certain assets of Utley, including its existing pipeline of student and conventional multi-family housing development projects and workforce in place related to Utley’s development business. Additionally, as part of the transaction, a wholly-owned subsidiary of Communities acquired the remaining interests in Inland American Penn.

Communities will pay the purchase price to Utley in three separate cash payments, the first $13,100 of which was paid upon closing.  Communities will pay the next $5,000 payment to Utley on the latter of the first day after the first anniversary of the closing date or the date on which Utley has presented development projects with aggregate development costs of $360,000 to Communities’ investment committee that either (1) have been approved by the committee or (2) have been rejected by the committee, but that satisfy certain investment criteria, subject to certain

 INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

limitations.  Communities will pay the final $5,000 payment to Utley on the latter of the first day after the second anniversary of the closing date or the date on which Utley has presented development projects with aggregate development costs of $480 million to Communities’ investment committee that either (y) have been approved by the committee or (z) have been rejected by the committee, but that satisfy certain investment criteria, subject to certain limitations.  These payments will be forfeited if not paid by the third anniversary of the closing date.  We have guaranteed the payment of the first and second $5,000 payments by Communities to Utley and the limited partners, subject to the performance standards being satisfied.

Other

The Company has ownership interests of 67% to 80% in LLCs which own eleven shopping centers.  These entities are considered VIEs as defined in FIN 46(R), and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain a put/call provision which grants the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in the LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on the liability in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

Unconsolidated entities

Lauth Investment Properties, LLC

On June 8, 2007, the Company entered into a joint venture agreement with Lauth Investment Properties, LLC, referred to herein as “LIP,” an affiliate of the Lauth Group, Inc., a privately held developer and contractor, to form LIP Holdings, LLC, or “LIP Holdings,” for the purpose of funding the development and ownership of up to $1,000,000 of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under the joint venture agreement, the Company will invest up to $253,000 in exchange for the Class A Participating Preferred Interests of LIP Holdings. An initial investment of $80,400 was made at closing to recapitalize eight stabilized properties to fund certain ongoing development projects.

The remainder of the initial proceeds will be used to fund several development projects that are in various stages of completion.  In addition, the Company anticipates making investments of up to $25,000 per quarter between now and December 31, 2008. The Company's investment will entitle it to a preferred dividend, to be paid on a quarterly basis, equal to 9.5% per annum, as well as a preference in the event of any liquidation, dissolution or winding up of LIP Holdings.

LIP is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, LIP; therefore LIP is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of June 30, 2007, the Company invested $98,000 into LIP.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

Cobalt Industrial REIT II

On June 29, 2007, the Company entered into a shareholders agreement with Cobalt Industrial REIT II, referred to herein as “Cobalt”, a private REIT, and an affiliate of Cobalt Capital Partners, L.P., referred to herein as “Cobalt Partners”. Cobalt acquires, develops and redevelops industrial properties located in major metropolitan markets in the United States. Under the shareholders agreement the Company has committed to invest, over a thirty-month period through a wholly-owned subsidiary, Inland American Cobalt Investors, L.L.C., up to $125,000 in shares of common beneficial interest. Cobalt Partners will manage Cobalt’s day-to-day affairs subject to the oversight of a “board of trust managers” comprised of seven members, including one member that the Company has the right to designate for election by Cobalt’s stockholders.

Cobalt was initially formed on December 22, 2006 by its advisor and other investors not including Inland American Cobalt Investors, L.L.C.  Cobalt intends to acquire its properties over a three-year period with the total duration not to exceed eight years plus two one-year extensions, referred to herein as the “Holding Period.”  The Company's investment will entitle it to a preferred dividend equal to 9% per annum, as well as a preference in the event of any liquidation, dissolution or winding up of Cobalt.  Upon the expiration or earlier termination of the Holding Period, Cobalt and the Advisor will cause Cobalt to commence the orderly liquidation of the assets in accordance with the shareholders agreement.  Throughout the Holding Period, the Company will also have the right to dispose of its shares in accordance with the provision of the shareholders agreement.

Cobalt is not considered a VIE as defined in FIN 46(R), however, the Company does have significant influence over, but does not control, Cobalt.  The Company's partner manages the day-to-day operations of the properties and holds key management positions.  Therefore, this entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of June 30, 2007, no funding has been made by the Company.

D.R. Stephens Institutional Fund, LLC

On April 27, 2007, the Company entered into a joint venture agreement with a venture known as the D. R. Stephens Institutional Fund, LLC (the "Fund").  The Fund has been formed to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas with a goal of expanding throughout Southern California.  Under the joint venture agreement the Company will invest, approximately $90,000 representing approximately 90% ownership.  The Company is entitled to a preferred return on its "unreturned capital contribution" equal to 8.5% per annum, on a cumulative basis, compounding quarterly prior to any distributions being paid to the joint venture partner.  The Fund will terminate no later than April 27, 2014 unless extended by the members for not more than two successive one year periods.

The Fund is not considered a VIE as defined in FIN 46(R), however, the Company does have significant influence over, but does not control, the Fund.  The Company's partner manages the day-to-day operations of the properties and holds key management positions.  Therefore, the Fund is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of June 30, 2007, the Company had invested $21,139 into the Fund.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

Feldman Mall Properties, Inc.

On April 10, 2007, the Company entered into an agreement to purchase up to 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. (NYSE: FMP) ("Feldman"), a self-administered and self-managed real estate investment trust that focuses on acquiring and renovating underperforming or distressed shopping malls.  Pursuant to the agreement with Feldman, the Company has agreed to purchase series A preferred stock at a price of $25.00 per share, for a total investment of $50,000.  The Company was required to purchase and did purchase 600,000 shares of the series A preferred stock by April 30, 2007.  The Company must purchase the remaining shares of the series A preferred stock by April 10, 2008.  As of June 30, 2007, the Company had purchased 600,000 shares of the Feldman series A preferred stock.

The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  If approved by a vote of the majority of Feldman’s common stockholders, the Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after June 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Feldman has agreed to seek approval to convert the series A preferred stock into common stock. Furthermore, the series A preferred stock grants the Company one seat on the Board of Directors of Feldman. This investment is recorded in investment in unconsolidated entities on the Consolidated Balance Sheet and the preferred return is recorded in equity in earnings of unconsolidated entities on the Consolidated Statement of Operations.

Because the Company has the ability to significantly influence Feldman through a seat on the Board of Directors of Feldman, the Company’s investment in common stock of Feldman is retrospectively accounted for under the equity method of accounting. Such investment in common stock was previously accounted for as an investment in marketable securities. As a result of the retrospective application of the equity method to the investment in Feldman common shares, certain amounts as of December 31, 2006 were adjusted as follows: investment in marketable securities was decreased by $15,989, investment in unconsolidated entities was increased by $15,482, total assets decreased by $507, accumulated distributions in excess of net income (loss) was increased by $681, accumulated other comprehensive income was decreased by $1,188 and total stockholders’ equity decreased by $507. The 2006 amounts for the statement of operations and other comprehensive income were adjusted as follows: for the three and six months ended June 30, 2006, interest and dividend income were decreased by $267 and $546, respectively, and the equity in earnings of unconsolidated entities was increased $2,192 and $2,160, respectively, unrealized gain (loss) on investment securities was increased by $1,344 and $902, respectively, and net income (loss) applicable to common shares increased by $1,925 and $1,614, respectively.

Insurance Captive

The Company is a member of a limited liability company formed as an insurance association captive (the "Insurance Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by the Company's sponsor, Inland Real Estate Corporation and Inland Western Retail Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc.  The Insurance Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.  This investment is accounted for utilizing the equity method of accounting.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

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

The Company considers FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and SOP 78-9: “Accounting for Investments in Real Estate Ventures,” to determine the method of accounting for each of our partially-owned entities.  In instances where the Company determines that a joint venture is not a VIE, the Company first considers EITF 04-05.  The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partner is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership and as such overcome the presumption of control by the general partner and consolidation by the general partner.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentations.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made.

In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of June 30, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at June 30, 2007 and December 31, 2006 consists of common stock investments that are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," or SFAS No. 115, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Notes are considered for impairment in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of June 30, 2007.

The application of the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the six months ended June 30, 2007 and June 30, 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,034 and $49 was applied as a reduction to rental income for the six months ended June 30, 2007 and June 30, 2006, respectively.  Amortization pertaining to the below market lease costs of $1,077 and $338 was applied as an increase to rental income for the six months ended June 30, 2007 and June 30, 2006, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $19,924 and $3,729 for the six months ended June 30, 2007 and June 30, 2006, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of June 30, 2007, no amount has been allocated to customer relationship value.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2007.

Amortization of:	2007	2008	2009	2010	2011	Thereafter
Acquired above
market lease costs	$(1,252)	(2,203)	(1,775)	(1,629)	(1,294)	(3,654)

Acquired below
market lease costs	1,523	2,583	2,439	2,371	2,313	27,932

Net rental income
Increase	$271	380	664	742	1,019	24,278

Acquired in-place lease
Intangibles	$27,512	46,884	41,893	37,414	32,103	115,218

Restricted escrows primarily consist of cash held in escrow, of which $575,995 was held for the purchase of Winston Hotels, Inc., lenders' restricted escrows of $2,801 and earnout escrows of $15,153.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, AT&T, Inc., accounted for 19% of consolidated rental revenues for the six months ended June 30, 2007.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The estimated fair value of the Company's mortgage debt was $1,562,992 and $1,047,064 as of June 30, 2007 and December 31, 2006, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

June 30, 2007

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

 (3)  Transactions with Related Parties

As of June 30, 2007 and December 31, 2006, the Company had incurred $454,114 and $178,012 of offering costs, respectively, of which $433,880 and $159,357, respectively, was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of June 30, 2007 and December 31, 2006, offering costs did not exceed the 4.5% and 15% limitations.  The Company anticipates that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $274,523 and $47,537 for the six months ended June 30, 2007 and 2006, of which $3,163 was unpaid as of June 30, 2007.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the six months ended June 30, 2007 and 2006, the Company incurred $4,161 and $1,585 of these costs, respectively, of which $2,789 remained unpaid as of June 30, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for the Company and 200 dollars per month, per loan for MB REIT.  For the six months ended June 30, 2007 and 2006, fees totaled $55 and $12, respectively.

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the six months ended June 30, 2007 and 2006, the Company paid loan fees totaling $1,164 and $599, respectively, to this related party.  None remained unpaid as of June 30, 2007 and December 31, 2006.

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  The Company incurred fees of $4,500 and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively, of which $750 remained unpaid as of June 30, 2007.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $4,500 taken for the six months ended June 30, 2007.

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is considered part of the purchase price of the company.  The Company incurred fees of $250 and $0 for the six months ended June 30, 2007 and June 30, 2006, of which all remained unpaid as of June 30, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees totaling 4.5% of gross operating income (as defined), for management and leasing services.  The Company incurred and paid property management fees of $6,440 and $1,480 for the six months ended June 30, 2007 and 2006. The fees have been recorded in property operating expenses to related parties on the Consolidated Statement of Operations for the six months ended June 30, 2007 and 2006, respectively.  None remained unpaid as of June 30, 2007 and December 31, 2006.

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 1,959,841 and 110,808 shares to related parties and recognized an expense related to these discounts of $1,214 and $104 for the six months ended June 30, 2007 and 2006, respectively.

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $978 and $308 during the six months ended June 30, 2007 and 2006, respectively, of which $433 remained unpaid as of June 30, 2007.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

As of June 30, 2007, the Company owed funds to related parties of the Business Manager in the amount of $2,789 for reimbursement of general and administrative costs and monies paid on the Company's behalf.

 (4)  Notes Receivable

The Company's notes receivable balance of $239,915 as of June 30, 2007 consisted of six installment notes from unrelated parties that mature on various dates through May 2012.  The notes are secured by first mortgages on vacant land and shopping center properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 9.5000% per annum.  For the six months ended June 30, 2007 and June 30, 2006, the Company recorded interest income from notes receivable of $6,108 and $0, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

 (5)  Investment Securities

Investment in securities of $323,885 at June 30, 2007 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on June 30, 2007, the Company has accumulated other comprehensive income of $3,111, which includes gross unrealized losses of $11,745. All such unrealized losses have been in an unrealized loss position for less than twelve months and have a related fair value of $158,519 as of June 30, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the six months ended June 30, 2007 and 2006, the Company realized a gain of $5,153 and $622, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and judges that decline to be other-than-temporary. During the six months ended June 30, 2007 and 2006, the Company recorded write-downs of $868 and $0, respectively, on certain available-for-sale securities, which is included as a component of realized gain on securities, net on the Consolidated Statement of Operations. Dividend income is recognized when earned. During the six months ended June 30, 2007 and 2006, dividend income of $8,031 and $1,999, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of June 30, 2007, the Company has recorded a payable of $138,862 for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At June 30, 2007, these rates were equal to a range between 5.57% and 5.82%. Interest expense in the amount of $2,088 and $789 was recognized in interest expense on the Consolidated Statement of Operations for the six months ended June 30, 2007 and 2006, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the six months ended June 30, 2007 and 2006, the Company issued 2,500 and 17,500 options to its independent directors, respectively.  As of June 30, 2007 and December 31, 2006, there were a total of 20,000 and 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.44 on the date of the grant using the Black Scholes option-pricing model.   During the six months ended June 30, 2007 and 2006, the Company recorded $2 and $3, respectively, of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $218 and $40 during the six months ended June 30, 2007 and 2006, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2007	$240,463	*
2008	251,087
2009	232,837
2010	216,184
2011	200,504
Thereafter	1,265,681
Total	$2,406,756

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
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the six months ended June 30, 2007 and 2006, ground lease rent was $264 and $107, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2007	$463	*
2008	463
2009	464
2010	471
2011	471
Thereafter	26,323
Total	$28,655

* For the twelve month period from January 1, 2007 through December 31, 2007.

(8) Mortgages and Margins Payable

Mortgage loans outstanding as of June 30, 2007 were $1,623,141 and had a weighted average interest rate of 5.37%.  All of the loans have fixed interest rates ranging from 4.83% to 6.01%.  Properties with a net carrying value of $2,562,393 at June 30, 2007 and related tenant leases are pledged as collateral. As of June 30, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,382,600

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.44%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2007, the Company was in compliance with such covenants.

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2,678 and $3,520, net of accumulated amortization, was outstanding at June 30, 2007 and December 31, 2006, respectively.

The Company has purchased a portion of its securities through margin accounts.  As of June 30, 2007, the Company has recorded a payable of $138,862 for securities purchased on margin.  This debt bears variable interest rates ranging between the LIBOR plus 25 basis points and LIBOR plus 50 basis points.  At June 30, 2007, these rates were equal to a range between 5.57% and 5.82% and the Company had a weighted average interest rate of 5.77%.

 (9) Income Taxes

In the second quarter of 2006, the State of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new "margin tax," which for financial reporting purposes is considered an income tax.  This new "margin tax" relates only to properties located in Texas.  The Company has recorded a net deferred tax liability of $1,506 and $1,662 and deferred income tax expense related to temporary differences of $113 and $1,662 and a current tax liability and income tax expense of $505 and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively.

The temporary differences that give rise to the net deferred tax liability at June 30, 2007 consist of the following:

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

June 30, 2007

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

The following table summarizes net property operations income by segment for the three months ended June 30, 2007.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$61,627	$23,079	$25,701	$9,675	$3,172
Straight-line rents	2,991	1,405	840	746	-
Amortization of acquired above and below market leases, net	(62)	(189)	222	(95)	-
Total rentals	$64,556	$24,295	$26,763	$10,326	$3,172

Tenant recoveries	14,154	6,184	7,415	555	-
Other income	7,320	1,966	343	4,759	252
Total revenues	$86,030	$32,445	$34,521	$15,640	$3,424

Operating expenses	$22,719	$9,857	$9,799	$1,376	$1,687

Net property operations	$63,311	$22,588	$24,722	$14,264	$1,737

Depreciation and amortization	$(36,344)
Business manager management fee	$(3,000)
General and administrative	$(4,479)
Interest and other investment income	$27,251
Interest expense	$(21,291)
Income tax expense	$(399)
Other income	$460
Minority interest	$(2,456)

Net income applicable to common shares	$23,053

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

The following table summarizes net property operations income by segment for the three months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family
Property rentals	$17,208	$6,842	$9,506	$405	$455
Straight-line rents	803	404	378	21	-
Amortization of acquired above and below market leases, net	196	(9)	205	-	-
Total rentals	$18,207	$7,237	$10,089	$426	$455

Tenant recoveries	2,784	113	2,600	71	-
Other income	120	8	48	-	64
Total revenues	$21,111	$7,358	$12,737	$497	$519

Operating expenses	4,295	464	3,545	93	193

Net property operations	16,816	6,894	9,192	404	326

Depreciation and amortization	(9,129)
General and administrative	(1,262)
Interest and other investment income	5,065
Interest expense	(5,420)
Income tax expense	(1,662)
Other income	2,790
Minority interest	(6,259)

Net income	$939

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

The following table summarizes net property operations income by segment for the six months ended June 30, 2007.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$109,655	$43,950	$44,270	$17,354	$4,081
Straight-line rents	5,532	2,572	1,479	1,481	-
Amortization of acquired above and below market leases, net	(70)	(391)	463	(142)	-
Total rentals	$115,117	$46,131	$46,212	$18,693	$4,081

Tenant recoveries	25,704	11,187	13,605	912	-
Other income	8,940	3,136	740	4,767	297
Total revenues	$149,761	$60,454	$60,557	$24,372	$4,378

Operating expenses	$39,640	$17,436	$18,109	$2,119	$1,976

Net property operations	$110,121	$43,018	$42,448	$22,253	$2,402

Depreciation and amortization	$(62,914)
Business manager management fee	$(4,500)
General and administrative	$(7,588)
Interest and other investment income	$37,973
Interest expense	$(38,901)
Income tax expense	$(618)
Other income	$6,363
Minority interest	$(4,794)

Net income applicable to common shares	$35,142

Balance Sheet Data:
Real estate assets, net	$3,819,685	$1,273,182	$1,882,314	$526,851	$137,338
Capital expenditures	2,067	1,517	550	-	-
Non-segmented assets	2,289,347	-	-	-	-

Total assets	$6,111,099

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

June 30, 2007

The following table summarizes net property operations income by segment for the six months ended June 30, 2006.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$32,243	$13,661	$17,239	$714	$629
Straight-line rents	1,490	791	661	38	-
Amortization of acquired above and below market leases, net	289	(19)	308	-	-
Total rentals	$34,022	$14,433	$18,208	$752	$629

Tenant recoveries	4,658	154	4,430	74	-
Other income	152	8	78	-	66
Total revenues	$38,832	$14,595	$22,716	$826	$695

Operating expenses	7,122	857	5,924	112	229

Net property operations	31,710	13,738	16,792	714	466

Depreciation and amortization	(16,949)
General and administrative	(2,516)
Interest and other investment income	6,873
Interest expense	(9,248)
Income tax expense	(1,662)
Other income	3,397
Minority interest	(12,432)

Net loss	$(827)

Balance Sheet Data:
Real estate assets, net	$1,186,908	$396,440	$747,293	$23,689	$19,486
Capital expenditures	-	-	-	-	-
Non-segmented assets	1,166,281	-	-	-	-

Total assets	$2,353,189

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, AT&T, Inc., which individually accounted for 19% and 28% of the Company's consolidated rental revenues for the six months ended June 30, 2007 and June 30, 2006, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

June 30, 2007

 (11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the six months ended June 30, 2007 and the net loss incurred for the six months ended June 30, 2006, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive or immaterial.

The basic and diluted weighted average number of common shares outstanding was 292,778,653 and 32,781,021 for the six months ended June 30, 2007 and 2006.

(12)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $36,841 in the future, as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of June 30, 2007, the Company has approximately $5,353 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.326% to 5.765% on approximately $380,603 in principal.

Over the next seven years, the Company is required to fund up to $375,000 into its joint ventures.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

June 30, 2007

(13)  Subsequent Events

The Company paid distributions of $21,881 to its stockholders in July 2007.

The Company issued 29,493,840 shares of common stock and repurchased 136,907 shares of common stock through the Company's share repurchase program from July 1, 2007 through August 3, 2007, resulting in a total of 473,263,033 shares of common stock outstanding. As of August 3, 2007, subscriptions for a total of 465,512,930 shares were received, resulting in total gross offering proceeds of approximately $4,655,000 and an additional 8,286,276 shares were issued pursuant to the DRP for $78,720 of additional gross proceeds.  On August 1, 2007, the Company commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

The Company has acquired the following properties, excluding our lodging facilities, during the period July 1 to August 3, 2007.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
7/12/07	Gravois Dillon II	2004-2007	2,286	11,446	Auto Zone & Jack-in-the-Box
7/24/07	Washington Park Plaza	1974/Redev	43,500	237,980	Best Buy, Joann Fabrics, T.J. Maxx, Bed, Bath & Beyond
7/26/07	11500 Melrose Avenue	2005-2007	8,093	97,766	AIKCo Manufacturing Co.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

June 30, 2007

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from July 1, 2007 to August 3, 2007, the Company funded earnouts totaling $1,964 at two of the existing properties and the Company's joint venture partner contributed an earnout of $2,316 into the joint venture..

The mortgage debt financings obtained subsequent to June 30, 2007, are detailed in the list below.

Date Funded	Property	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
7/2/07	Legacy Crossing	5.543%	08/01/17	10,890
7/19/07	Pavilions at Hartman Heritage	5.595%	08/01/17	23,450
7/24/07	Washington Park Plaza *	5.920%	05/01/16	30,600
7/31/07	AT&T – Cleveland	5.813%	08/11/37	29,242

	* Assumed at Acquisition

On July 27, 2007, the Company funded $2,785 into the Cobalt joint venture.

On July 30, 2007, the Company funded $19,511 into the LIP joint venture.

On August 2, 2007, the Company purchased a property known as Cityville Oak Park for $34,100.

Winston Hotels, Inc.

On July 1, 2007, the Company and its wholly-owned subsidiary, Inland American Acquisition (Winston), LLC ("MergerCo"), purchased Winston Hotels, Inc. ("Winston") and WINN Limited Partnership, Winston’s operating partnership ("WINN"), 100% of the outstanding shares of common stock of Winston for $15.00 per share.  In addition, the company purchased the Series B preferred stock of Winston $25.38 per share in cash, plus the accrued and unpaid dividends as of July 1, 2007.

Winston has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. ("Barclay Hospitality") and Barclay Holding, Inc. ("Barclay Holding") (collectively, "Barclay").  As a REIT, Winston generally cannot operate hotels.  Winston’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. Winston’s third-party managers under management agreements have direct control of the daily operations of its hotels. As of June 30, 2007, Alliance Hospitality Management, LLC managed thirty-nine of Winston’s forty-nine hotels, Marriott International managed six hotels, Concord Hospitality Enterprises Company managed three hotels and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, and GHG-Stanley Management, LLC each managed one hotel.

Of the fifty hotels in which Winston holds a direct or an indirect ownership interest, forty-nine are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. The hotel franchise licenses typically specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which Winston must comply. The franchise licenses obligate Winston to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

June 30, 2007

Apple Hospitality Five, Inc.

American Orchard Hotels, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apple Hospitality Five, Inc., a Virginia corporation (“Apple”).  Pursuant to the Merger Agreement, at the effective time of the merger, Apple will merge with and into Acquisition Sub, with Acquisition Sub continuing as the surviving entity of the merger, and each share of common stock of Acquisition Sub will be converted into one share of common stock of the surviving entity of the merger. Additionally, each issued and outstanding unit of Apple, equal to a share of Apple’s common stock and a share of Series A preferred stock (together, a “Unit”), and share of Apple Series B convertible preferred stock, on an as-converted basis, other than any dissenting shares, will be converted into, and cancelled in exchange for, the right to receive $14.05 in cash to be paid by the Company, without interest.  Each option to purchase the Units will be converted into, and cancelled in exchange for, the right to receive a cash payment equal to the product of: (1) number of Units subject to the option and (2) the difference between $14.05 and the exercise price set forth in the option.  The total merger consideration is expected to be approximately $709,000.  The Company intends to fund the merger consideration with cash on hand, and the completion of the merger is not subject to any financing or refinancing contingency.

The Merger Agreement includes customary representations, warranties, covenants and agreements, including with regard to the conduct of Apple’s business prior to closing.  The Merger Agreement provides that Apple may sell its Marriott Suites property in Las Vegas, Nevada prior to the effective time of the merger, provided that the net proceeds and related credits from the sale must equal at least $87,500.

The Merger Agreement may be terminated by the Company or by Apple under certain circumstances, including but not limited to those described herein.  Upon termination by Apple in connection with a superior proposal, or by the Company due to Apple’s breach of the representations, warranties, covenants and agreements contained in the agreement, such that certain closing conditions would be incapable of being satisfied by October 31, 2007, which date may be extended (the “Outside Date”), Apple will be required to pay the Company a termination fee of $15,000, plus any fees and expenses that the Company incurred in connection with the transactions contemplated by the agreement, in an amount not to exceed $500,000. Similarly, upon termination by Apple due to the Company’s breach of the representations, warranties, covenants and agreements contained in the agreement, such that certain closing conditions would be incapable of being satisfied by the Outside Date, the Company will be required to pay Apple a termination fee of $15,000, plus any fees and expenses that Apple incurred in connection with the transactions contemplated by the agreement, in an amount not to exceed $500,000.  In addition, if Apple’s stockholders do not approve the merger and a competing transaction (as defined in the Merger Agreement) has been made to Apple or publicly announced before termination of the agreement, and Apple consummates a competing transaction (as defined in the Merger Agreement) within twelve months thereafter, Apple will be required to pay the Company a termination fee of $15,000, plus any fees and expenses that the Company incurred in connection with the transactions contemplated by the agreement, in an amount not to exceed $500,000.

The Merger Agreement requires the Company to indemnify any former directors, officers, employees and agents of Apple and its subsidiaries who had been entitled to indemnification under Apple’s charter or bylaws, to the same extent that these persons previously were entitled to indemnification, for actions or omissions occurring at or prior to the effective time of the merger.  Additionally, the surviving entity of the merger must obtain and maintain, for a period of six years after the effective time of the merger, “run-off” or “tail” director and officer liability coverage for the directors and officers of Apple and its subsidiaries. The terms of the coverage must be not less favorable to the insured persons than the insurance coverage previously maintained by Apple.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
(continued)

June 30, 2007

Both the Company’s board of directors and the board of directors of Apple have unanimously approved the Merger Agreement and related transactions.  The merger is subject to various closing conditions, including, among other things, (the requisite approval of the merger by the affirmative vote of: (1) a majority of the outstanding shares of Apple’s common stock; (2) more than two-thirds of the outstanding shares of Apple’s Series A preferred stock; (3) more than two-thirds of the outstanding shares of Apple’s Series B convertible preferred stock; and (4) a majority of the total of the outstanding common stock plus the shares of common stock represented by the shares of Series B convertible preferred stock voting on an as-converted basis.  Apple will ask the holders of its stock to vote on the proposed transaction at a special meeting that will be held on a date to be announced.  Glade M. Knight, Apple’s chairman and chief executive officer, and the other holders of all of the shares of the Series B convertible preferred stock of Apple, have agreed to vote the shares of Series B convertible preferred stock to approve the Merger Agreement and related transactions.  The Merger Agreement provides that holders of not more than 5% of Apple’s outstanding shares of common stock may demand appraisal under any “dissenters’ rights” statute.

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

The following discussion and analysis relates to the three and six months ended June 30, 2007 and 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

Inland American Real Estate Trust, Inc., herein referred to as Inland American, was incorporated in October 2004 to acquire and manage commercial real estate, primarily multi-family (both conventional and student housing), office, industrial/distribution buildings, lodging facilities and retail properties, as well as triple-net, single -use properties of a similar type, located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of whom are affiliates of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock at $10.00 each, and up to 40,000,000 shares at $9.50 each, which may be purchased through our dividend reinvestment plan, herein referred to as DRP.  On August 1, 2007, we commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

As of June 30, 2007, subscriptions for a total of 436,969,682 shares, net of shares repurchased, had been received and accepted including 20,000 shares issued to our sponsor under the first offering.  In addition, we sold 6,936,418 shares through our DRP in the first offering.  As a result of these sales, we have raised a total of approximately $4.4 billion of gross offering proceeds as of June 30, 2007.

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

On a consolidated basis, essentially all of our revenues and operating cash flows this quarter are generated by collecting rental payments from our tenants, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.

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

Acquisition Strategy

We seek to acquire and own a diversified (by geographical location and by property type) portfolio of real estate primarily improved for use as retail properties, multi-family residential buildings (both student housing and conventional), office, industrial and lodging properties.

The current environment in which we are trying to acquire properties and companies has been very competitive on pricing and yields which has led us to look at other real estate segments and investments for opportunities.  We believe our joint ventures with third party real estate operators and developers align added real estate expertise with risk reduction and enhanced returns by utilizing the existing expertise of these partners and through investing in, in some cases, in new property types as well as development properties.  For example, during the second quarter of 2007 we entered into joint ventures with a third party to acquire and redevelop or reposition industrial and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas with a goal of expanding throughout Southern California, with another third party to own and develop office, industrial, medical office, and retail properties throughout the United States, and an additional third party to acquire and redevelop or redesign industrial properties in 20 primary markets in the United States.  We believe that our entering into these joint ventures creates avenues for us to invest in properties being developed or redeveloped and market segments that generally yield higher returns than stabilized multi-family, office, industrial/distribution buildings, retail properties and triple-net single-use properties.  On May 18, 2007 , we purchased a student housing development company, on July 1, 2007 we purchased Winston Hotels, and on July 25, 2007 we entered into an agreement to purchase Apple Hospitality Five, Inc. an owner of lodging projects.  Our acquisition of third party lodging and student housing companies creates an opportunity by merging with existing companies to expand our business to additional market segments.

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

We also are actively seeking to acquire publicly traded or privately owned entities that own or are developing commercial real estate assets.  These entities may include REITs and other "real estate operating companies," such as real estate development companies.  We do not have, and do not expect to adopt, any policies limiting our acquisitions of REITs or other real estate operating companies to those conducting a certain type of real estate business or owning a specific property type or real estate asset.  In most cases, we evaluate the feasibility of acquiring these entities using the same criteria we will use in evaluating a particular property.  Any entity we acquire is operated as either a wholly-owned or controlled subsidiary.  As part of any such acquisition or shortly thereafter, we may sell certain properties, including sales to affiliates of our sponsor that in our view would not be consistent with the remaining properties in our portfolio.  We may acquire these entities in negotiated transactions or through tender offers.  Any acquisition must, however, be consistent with maintaining our qualification to be taxed as a REIT.

We consider a number of factors in evaluating whether to acquire any particular asset or real estate operating company, including:

•

geographic location and property type;

•

historical performance;

•

current and projected cash flows;

•

potential for capital appreciation;

•

potential for economic growth in the area where the assets are located;

•

presence of existing and potential competition;

•

prospects for liquidity through sale, financing or refinancing of the assets; and

•

tax considerations.

•

condition and use of the assets;

Financing Strategy

We routinely borrow money to acquire real estate assets either at closing or at sometime thereafter if the interest rates on the borrowings are advantageous to the yield on the real estate assets.  These borrowings may take the form of temporary, interim or permanent financing provided by banks, institutional investors and other lenders including lenders affiliated with our sponsor. These borrowings generally are secured solely by a mortgage on one or more of our properties but also may require us to be directly or indirectly (through a guarantee) liable for the borrowings.  We may borrow at either fixed or variable interest rates and on terms that require us to repay the principal on a typical, level schedule or at one-time in "balloon" payments.  We also may establish a revolving line of credit for short-term cash management and bridge financing purposes.

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

Properties and Investments

Investment Properties

As of June 30, 2007, we owned, on a consolidated basis, 323 properties consisting of 256 retail properties, 17 office properties, five multi-family properties (both student housing and conventional) and 45 industrial/distribution properties.

General

The following tables set forth certain summary information about the properties as of June 30, 2007 and the location and character of the properties that we own.

The following table provides a summary of the property types that comprised our portfolio as of June 30, 2007 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Area (Sq. Ft.)	% of Total Gross Leasable Area	Annualized Base Rental Income ($)	% of Annualized Base Rental Income

Retail Properties	256	9,340,201	34.67%	130,821	45.87%

Office Properties	17	6,788,289	25.24%	98,360	34.49%

Industrial/Distribution Properties	45	9,315,322	34.63%	40,423	14.17%

Multi-Family Properties (including conventional and student housing)	5	1,468,214	5.46%	15,602	5.47%

Total	323	26,912,026	100.00%	$285,206	100.00%

The following table provides a summary of the geographic market concentration of our portfolio as of June 30, 2007 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Square Feet	% of Total Gross Leasable Square Feet	Annualized Base Rental Income ($)	% of Annualized Base Rental Income
Arkansas	1	712,000	2.65%	3,580	1.26%
California	1	76,977	0.29%	1,679	0.59%
Colorado	1	85,680	0.32%	1,106	0.39%
Connecticut	9	99,428	0.37%	2,218	0.78%
Delaware	4	22,326	0.08%	493	0.17%
Florida	5	488,448	1.81%	5,873	2.06%
Georgia	4	232,542	0.86%	3,026	1.06%
Iowa	1	126,900	0.47%	443	0.16%
Illinois	20	3,850,219	14.31%	42,680	14.97%
Indiana	2	1,411,304	5.24%	6,967	2.44%
Kentucky	2	308,610	1.15%	2,808	0.98%
Massachusetts	25	1,609,452	5.99%	13,367	4.69%
Maryland	3	633,821	2.36%	6,021	2.11%
Michigan	2	6,420	0.02%	169	0.06%
Minnesota	2	1,503,834	5.59%	21,146	7.42%
Missouri	4	1,836,409	6.82%	19,384	6.80%
North Carolina	3	599,423	2.23%	3,311	1.16%
New Hampshire	9	378,742	1.41%	6,149	2.16%
New Jersey	3	76,580	0.28%	1,160	0.41%
New York	2	60,450	0.22%	1,017	0.36%
Ohio	15	1,107,643	4.12%	15,054	5.28%

Pennsylvania	89	791,324	2.94%	12,446	4.37%
Rhode Island	16	788,325	2.93%	10,117	3.55%
South Carolina	2	131,434	0.49%	1,244	0.44%
Tennessee	21	2,314,992	8.60%	5,169	1.81%
Texas	65	5,838,200	21.69%	69,577	24.35%
Virginia	6	1,018,577	3.78%	23,903	8.38%
Vermont	1	2,940	0.01%	88	0.03%
Washington	1	253,064	0.94%	2,900	1.02%
Wisconsin	4	545,962	2.03%	2,111	0.74%

Total	323	26,912,026	100.00%	$285,206	100.00%

Retail Segment

The following tables set forth information regarding our properties by segment (dollar amounts are stated in thousands).

Retail Properties	Gross Leasable Area including Ground Lease Space	GLA Occupied as of June 30, 2007	% Occupied as of June 30, 2007	Number of Occupied Tenants as of June 30, 2007	Mortgage Payable ($)
Ahold Portfolio (8 properties)	547,330	547,330	100%	8	76,953
Bradley Portfolio (3 properties)	114,308	114,308	100%	5	11,126
CFG Portfolio (157 properties)	993,926	993,926	100%	158	-
New Quest Portfolio (35 properties)	2,118,408	2,013,809	95%	435	37,874
Six Pines Portfolio (22 properties)	1,634,624	1,560,297	95%	265	158,500
Brooks Corner	166,205	158,666	95%	20	14,276
Buckhorn Plaza	79,427	72,865	92%	13	9,025
Canfield Plaza	100,958	88,744	88%	10	7,575
Chesapeake Commons	79,476	79,476	100%	3	8,950
Crossroads at Chesapeake Square	119,685	119,685	100%	20	11,210
Fabyan Randall	96,253	85,385	89%	12	13,405
Gravois Dillon	136,694	136,694	100%	23	12,630
Lakewood Shopping Center, Phase I	149,077	144,677	97%	29	11,715
Lakewood Shopping Center, Phase II	87,602	85,546	98%	5	-
Lincoln Mall	439,132	429,356	98%	41	33,835
Lincoln Village	138,962	138,962	100%	29	22,035
Lord Salisbury Center	113,821	106,721	94%	8	-
Middleburg Crossing	64,232	62,655	98%	12	-
Monadnock Marketplace	200,633	200,633	100%	12	26,785
New Forest Crossing Phase II	25,080	25,080	100%	7	3,438
Northwest Marketplace	182,872	167,781	92%	26	19,965
Paradise Shops of Largo	54,641	54,641	100%	6	7,325
Parkway Centre North	132,522	101,282	76%	3	-
Parkway Centre North Outlot Building B	10,260	7,364	72%	4	-
Pavilions at Hartman Heritage	223,881	205,079	92%	26	-
Plaza at Eagles Landing	33,265	30,765	92%	10	5,310
Riverstone Shopping Center	305,287	266,165	87%	16	-
Shakopee Shopping Center	103,442	103,442	100%	2	8,800
Shallotte Commons	85,897	85,897	100%	11	6,078
Shoppes at Sherman Plaza	150,794	125,630	83%	12	30,275
State Street Market	193,657	193,657	100%	6	10,450
Stop and Shop - Hyde Park	52,500	52,500	100%	1	8,100
The Market at Hilliard	107,544	104,656	97%	10	11,220
The Market at Hamilton	44,742	44,742	100%	12	7,893
Triangle Center	253,064	247,014	98%	37	23,600

Total Retail properties	9,340,201	8,955,430	96% (1)	1,297	$598,348

(1)

weighted average occupancy

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Blackhawk Town Center, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Antoine Town Center, Ashford Plaza, Friendswood Shopping Center, Stables at Town Center (Phase I and II), Tomball Town Center,  Lakewood Shopping Center, Lincoln Mall, Spring Town Center, CyFair Town Center, Canfield Plaza, Lincoln Village, Market at Morse, Fury’s Ferry, The Highlands, Gravois Dillon Plaza, and Buckhorn Plaza includes an aggregate of 221,238 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Gross Leasable Area including Ground Lease Space	GLA Occupied as of June 30, 2007	% Occupied as of June 30, 2007	Number of Occupied Tenants as of June 30, 2007	Mortgage Payable ($)
Bradley Portfolio (6 properties)	541,710	541,710	100%	6	54,415
6234 Richmond Avenue	28,391	25,551	90%	3	-
11500 Market Street	2,719	2,719	100%	1	-
AT&T Cleveland	458,646	458,646	100%	1	-
AT&T St. Louis	1,461,274	1,461,274	100%	1	112,695
Bridgeside Point Office	153,110	153,110	100%	1	17,325
Dulles Executive Plaza Phase I & II	379,596	346,559	91%	8	68,750
IDS	1,400,392	1,310,649	94%	226	161,000
Lakeview Technology Center	110,007	110,007	100%	2	14,470
SBC Center	1,690,214	1,690,214	100%	1	200,472
Washington Mutual	239,905	239,905	100%	1	20,115
Worldgate Plaza	322,325	322,325	100%	6	59,950
					-
Total Office properties	6,788,289	6,662,669	98% (1)	257	$709,192

(1)

weighted average occupancy

Industrial/Distribution Segment

Industrial/Distributions Properties	Gross Leasable Area including Ground Lease Space	GLA Occupied as of June 30, 2007	% Occupied as of June 30, 2007	Number of Occupied Tenants as of June 30, 2007	Mortgage Payable ($)
Bradley Portfolio (18 Properties)	4,434,882	4,434,882	100%	18	129,765
C&S Wholesale (4 Properties)	1,720,000	1,720,000	100%	4	82,500
Prologis Portfolio (20 properties)	2,302,827	2,111,387	92%	34	32,450
McKesson Distribution Center	162,613	162,613	100%	1	5,760
Schneider Electric	545,000	545,000	100%	1	11,000
Thermo Process Facility	150,000	150,000	100%	1	8,201

Total Industrial/Distribution properties	9,315,322	9,123,882	98% (1)	59	$269,676

(1)

weighted average occupancy

Multi-Family Segment

Multi-Family Properties	Gross Leasable Area including Ground Lease Space	GLA Occupied as of June 30, 2007	% Occupied as of June 30, 2007	Number of Occupied Tenants as of June 30, 2007	Mortgage Payable ($)
Fields Apartment Homes	319,869	301,241	94%	272	18,700
Southgate Apartments	233,375	219,099	94%	241	10,725
The Landings at Clear Lakes	339,208	314,738	93%	342	-
The Villages at Kitty Hawk	245,843	233,340	95%	293	-
Waterford Place at Shadow Creek	329,919	307,965	93%	277	16,500

Total Multi-Family properties	1,468,214	1,376,383	94% (1)	1,425	$45,925

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

The following table summarizes certain key operating performance measures for our properties as of June 30, 2007 and 2006.

	Total Properties
	As of June 30,
	2007	2006
Retail Properties
Physical occupancy	96%	94%
Economic occupancy	96%	95%
Base rent per square foot	$14.01	$14.18

Office Properties
Physical occupancy	98%	99%
Economic occupancy	98%	99%
Base rent per square foot	$14.49	$13.87

Industrial Properties
Physical occupancy	98%	100%
Economic occupancy	98%	100%
Base rent per square foot	$4.34	$5.19

Multi-Family Properties
Physical occupancy	94%	95%
Economic occupancy	94%	95%
End of month scheduled base rent per unit per month	$912.00	$650.00

During the first and second quarters of 2007 and the last two quarters of 2006, we acquired 223 retail properties.  These acquisitions triggered the shifts in our retail property performance indicators above.  The occupancy and base rent per square foot for the retail properties which we owned at June 30, 2007 was 96% and $14.01 per square foot and at June 30, 2006 was 94% and $14.18 per square foot, respectively.  The June 30, 2007 occupancy for our retail properties increased 1% and base rent per square foot decreased 1% from June 30, 2006 due to lower rental rates for properties purchased in the first and second quarters of 2007.

As shown in the table above, physical occupancy of our office properties was 98% and 99% as of June 30, 2007 and 2006, respectively.  The decrease is primarily due to acquiring multi-tenant properties in the last two quarters of 2006 and the first and second quarters of 2007 that had lower occupancy levels.  Average rental rates have increased in the second quarter of 2007 by 4% to $14.49 per square foot from $13.87 per square foot in the second quarter of 2006.  Lease transactions of 1,008 square feet were completed in the second quarter of 2007.  We remain cautiously optimistic about the office business as we continue to see positive trends in our portfolio including increasing occupancy and rental rates for newly acquired properties.

We expect these upward trends to continue during 2007.  In the second quarter of 2007, we entered into 48,851 square feet of new lease transactions which were at comparable or above current rental rates.

Physical occupancy of our industrial properties was 98% and 100% as of June 30, 2007 and 2006, respectfully.  Average rental rates have decreased in the second quarter of 2007 to $4.34 per square foot from $5.19 per square foot for the same period in 2006.  The decrease is due to lower rental rates on 43 properties acquired during the first and second quarter 2007 and last two quarters of 2006.  We are cautiously optimistic about the industrial business.

Physical occupancy of our multi-family properties decreased from 95% as of June 30, 2006 to 94% as of June 30, 2007.  The base rent per unit increased by 40% from $650 to $912 for the six months ended June 30, 2007 as compared to June 30, 2006 due to acquisitions made in the first and second quarters of 2007 having higher base rents per square foot.

The national multi-family market is in strong condition due to the healthy job market and low unemployment combined with rising interest rates for home mortgages.  Our multi-family properties are operating as expected based on market conditions.

Because of our diversified strategy of investing in multi-family, industrial, office, lodging and single-use and multi-use retail property types, we believe we will be able to alter our asset mix to leverage market timing and maximize our investment returns.  We believe our diversified strategy allows us to balance risk and reward and to leverage changing market conditions in five distinct segments and sets us apart from our industry peers that are invested in a single property type.

The following table lists the top ten tenants in all segments of our consolidated portfolio as of June 30, 2007 based on annualized income (dollar amounts are stated in thousands).

Tenant Name	Type	Annualized Income	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
AT&T Centers	Office	44,119	15.47%	3,610,424	13.42%
Citizens Bank	Retail	19,656	6.89%	986,378	3.67%
C&S Wholesalers	Industrial/Distribution	10,341	3.63%	1,720,000	6.39%
Stop & Shop	Retail	10,116	3.55%	601,652	2.24%
Lockhead Martin Corporation	Industrial/Distribution	7,628	2.67%	288,632	1.07%
Barber-Colman Company	Industrial/Distribution	6,401	2.24%	545,000	2.03%
Randall's Food & Drugs, Inc	Retail	5,542	1.94%	650,137	2.42%
24 Hour Fitness	Retail	3,633	1.27%	239,275	0.89%
Deluxe Video Services, Inc	Industrial/Distribution	3,580	1.26%	712,000	2.65%
Pearson Education, Inc	Industrial/Distribution	3,492	1.22%	1,091,435	4.06%

Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities. We had investments in marketable securities of $324 million at June 30, 2007 consisting of preferred and common stock investments in other REITs.  Of the investment securities held on June 30, 2007, we have accumulated other comprehensive income of $3.1 million, which includes gross unrealized losses of $11.7 million. Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined. During the three and six months ended June 30, 2007, we realized a loss of $535 thousand and a gain of $5.2 million on the sale of shares, respectively.  Our policy for assessing recoverability of available-for-sale securities is to record a charge against net earnings when we determine that a decline in the fair value of a security drops below the cost basis and we judge that decline to be other than temporary.  During the three and six months ended June 30, 2007, we recorded a write-down of $214 thousand and $868 thousand, respectively. Dividend income is recognized when earned. During the three and six months ended June 30, 2007, dividend income of $5.5 million and $8 million was recognized, respectively.  We have purchased a portion of our investment securities through a margin account. As of June 30, 2007, we have recorded a payable of $138.9 million for securities purchased on margin. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At June 30, 2007, these rates were equal to a range between 5.57% and 5.82%.  We recognized interest expense in the amount of $1.5 million and $2.1 million for the three and six months ended June 30, 2007, respectively.  The overall stock market and REIT stocks have declined over the last few months including investments we have in REIT stocks and although these investments have generated both current income and gain on sale, during the three and six months ended June 30, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss..

Joint Ventures

During the second quarter of 2007, we entered into three joint ventures with unaffiliated third parties.

On June 29, 2007, we entered into a shareholders agreement with Cobalt Industrial REIT II, referred to herein as “Cobalt”, a private REIT, and an affiliate of Cobalt Capital Partners, L.P., referred to herein as “Cobalt Partners”. Cobalt acquires, develops and redevelops industrial properties located in major metropolitan markets in the United States. Under the shareholders agreement we have committed to invest, over a thirty-month period up to $125 million in shares of common beneficial interest. Cobalt Partners will manage Cobalt’s day-to-day affairs subject to the oversight of a “board of trust managers” comprised of seven members, including one member that we have the right to designate for election by Cobalt’s stockholders.  Our investment will entitle us to a preferred dividend equal to 9% per annum, as well as a preference in the event of any liquidation, dissolution or winding up of Cobalt.  As of June 30, 2007, no funding has been made by us.

On June 8, 2007, we entered into a joint venture agreement with Lauth Investment Properties, LLC, referred to herein as “LIP,” an affiliate of the Lauth Group, Inc., a privately held developer and contractor, to form “LIP Holdings,” for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under the joint venture agreement, we will invest up to $253 million in exchange for the Class A Participating Preferred Interests of LIP Holdings. An initial investment of $80.4 million was made at closing  and was used by the venture to recapitalize eight stabilized properties and to fund certain ongoing development projects.  Our investment will entitle us to a preferred dividend, to be paid on a quarterly basis, equal to 9.5% per annum, as well as a preference in the event of any liquidation, dissolution or winding up of LIP Holdings.

On April 27, 2007, we entered into a joint venture agreement with D. R. Stephens Institutional Fund, LLC which was formed to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas with a goal of expanding throughout Southern California.  Under the joint venture agreement, we will invest approximately $90 million.  We are entitled to a preferred return on our "unreturned capital contribution" equal to 8.5% per annum, on a cumulative basis, compounding quarterly prior to any distributions being paid to our joint venture partner.

On April 10, 2007, we entered into an agreement to purchase up to 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. (NYSE: FMP) (“Feldman”), a self-administered and self-managed real estate investment trust focused on acquiring and renovating underperforming or distressed shopping malls.  We have agreed to purchase the Feldman series A preferred stock at a price of $25.00 per share, for a total investment of $50 million.  As of June 30, 2007, we had purchased 600,000 shares of the Feldman series A preferred stock.  The Feldman series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the “Liquidation Preference”).  Distributions will accumulate at 6.85% of the Liquidation Preference, payable on Feldman’s regular distribution payment dates.  If approved by a vote of the majority of Feldman’s common stockholders, we may convert our shares of series A preferred stock, in whole or in part, into Feldman’s common stock after June 30, 2009, at an initial conversion price of $14.10 per share of Feldman’s common stock.

Notes Receivable

During the second quarter of 2007, we entered into three notes receivable.

On May 9, 2007 we advanced approximately $21.2 million of a $38.8 million loan to an unaffiliated third party.  Monthly interest-only payments are to be paid at an annual interest rate of 9.5% until the loan is repaid in full.  Payments of principal are to be made each time that the borrower sells a portion of the property securing this loan.  A final balloon payment of all outstanding principal, all accrued and unpaid interest, and all other sums due under the loan documents will be paid at maturity on May 8, 2012.  Subject to certain conditions, the loan term may be extended for not more than two consecutive terms of two years.  A security interest has been pledged in the interest reserve account and a first mortgage security interest in approximately 230.5 acres of land located in a master planned community located at Interstate 75 and Hwy 674 in Tampa, Hillsborough county, Florida, and any buildings or improvements on that land.  The borrower has also assigned its interests in contracts relating to the land, and the construction of improvements thereon, as additional collateral securing the loan.  The borrower has also agreed to guarantee the performance of the obligations under the loan documents.

On May 8, 2007, we funded a loan of approximately $45.0 million to an unaffiliated third party.  In connection with the loan we were paid a 0.125% loan origination fee and are due monthly interest-only payments at the lesser of (1) the LIBOR rate plus 3.75% (9.07% at June 30, 2007), or (2) 18% until the loan is repaid in full.  The borrower has deposited approximately $4.1 million into an interest reserve account to be paid to us as such payments become due.  A final balloon payment of all outstanding principal, all accrued and unpaid interest and all other sums due under the loan documents are to be paid at maturity on May 8, 2008.

Subject to certain conditions, the borrower may extend the term of the loan to May 8, 2009.  The borrower has granted us a security interest in the interest reserve account and a first mortgage security interest in approximately 207 acres of land located at the west side of International Drive just north of world Center Drive in Orlando, Florida and any buildings or improvements on that land.  The borrower also has assigned its interests in licenses and other contracts relating to the property and the construction of improvements thereon, as additional collateral securing the loan.  These two individual owners of the borrower also agreed to guarantee the performance of the obligations under the loan documents.

On April 26, 2007, we funded a loan of $125 million to an unaffiliated third party.  Under the promissory note, the borrower is required to make monthly interest-only payments at an annual interest rate of 7.9% until the loan is repaid in full.  At closing, the borrower deposited approximately $19.4 million into an interest reserve account to be paid to us as these payments become due.  The borrower has granted a first-priority perfected security interest in this reserve and any monies therein.  The loan matures on December 31, 2007.  Subject to certain conditions, the borrower may extend the term of the loan to December 31, 2008.  As collateral for this loan, the borrower has granted us a deed in trust against 228.36 acres of the former Union Pacific Rail Yard property in Sacramento, California, together with any equipment and any buildings or improvements now existing or later constructed on the property.  The borrower has assigned its interests in the contracts relating to the development and zoning of the property and the environmental remediation insurance policy in connection with the loan.

Results of Operations

General

The following table summarizes our properties purchased by quarter from inception (dollar amounts are stated in thousands).

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060
June 30, 2006	13	1,455,154	$277,067
September 30, 2006	8	2,386,757	$544,340

December 31, 2006	29	6,161,185	$712,320
March 31, 2007	17	4,410,686	$374,058
June 30, 2007	213	7,352,500	$1,014,439

Total	323	26,254,109	$3,819,274

Consolidated Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2007 and 2006. We do not present a comparison to three and six months ended June 30, 2005 because there was no property or other significant operations during that time period.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the three and six month periods during each year.  A total of 40 and 36 of our investment properties satisfied these criteria during the period presented and are referred to herein as "same store" properties for the three and six months ended June 30, 2007 and 2006.  These properties comprise approximately 4.1 million square feet. The "same store" properties represent approximately 15% of the square footage of our portfolio at June 30, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  A majority of our acquisitions that satisfied the criteria for "same store" analysis are in the office and retail segments.  Therefore, "same store" analysis is only presented in the office and retail segment results. All dollar amounts are stated in thousands (except per share amounts).

Rental Income, Tenant Recovery Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of other miscellaneous property income.  Total property revenues were $86,030 and $149,761 for the three and six months ended June 30, 2007 and $21,111 and $38,832 for the three and six months ended June 30, 2006, respectively.

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

	Three months ended June 30, 2007	Three months ended June 30, 2006	2007 increase (decrease) from 2006
Property rentals	$61,627	$17,208	$44,419
Straight-line rents	2,991	803	2,188
Amortization of acquired above and below market leases, net	(62)	196	(258)

Total rental income	$64,556	$18,207	$46,349

Tenant recoveries	14,154	2,784	11,370
Other income	7,320	120	7,200

Total property revenues	$86,030	$21,111	$64,919

	Six months ended June 30, 2007	Six months ended June 30, 2007	2007 increase (decrease) from 2006
Property rentals	$109,655	$32,243	$77,412
Straight-line rents	5,532	1,490	4,042
Amortization of acquired above and below market leases, net	(70)	289	(359)

Total rental income	$115,117	$34,022	$81,095

Tenant recoveries	25,704	4,658	21,046
Other income	8,940	152	8,788

Total property revenues	$149,761	$38,832	$110,929

Total property revenues increased $64,919 and $110,929 for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, respectively.  The increase in property revenues in the second quarter of 2007 was due primarily to acquisitions of properties made in the first and second quarter of 2007 and the last two quarters of 2006.

A summary of economic occupancy by segment follows:

Consolidated Economic Occupancy

Segment	As of June 30, 2007	As of June 30, 2006	2007 increase (decrease) from 2006
Retail	96%	95%	1%
Office	98%	99%	(1%)
Industrial	98%	100%	(2%)
Multi-family	94%	95%	(1%)

Total (1)	97%	96%	1%

(1)  weighted average occupied

Weighted average overall economic occupancy increased 1% in the second quarter of 2007 as compared to the second quarter of 2006.  Property acquisitions in the first and second quarter of 2007 and the last two quarters of 2006 in the industrial and retail sectors partially offset by higher vacancies in properties acquired in the office segment, accounted for the increase in overall economic occupancy in 2007.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $22,719 and $39,640 for the three and six months ended June 30, 2007 and $4,295 and $7,122 for the three and six months ended June 30, 2006, respectively.

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	2007 increase from 2006
Property operating expenses	$14,139	$2,416	$11,723
Real estate taxes	8,580	1,879	6,701

Total property expenses	$22,719	$4,295	$18,424

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	2007 increase from 2006
Property operating expenses	$24,423	$4,168	$20,255
Real estate taxes	15,217	2,954	12,263

Total property expenses	$39,640	$7,122	$32,518

Total property expenses increased $18,424 and $32,518 for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively, due primarily to the properties acquired in the last two quarters of 2006 and the first and second quarter of 2007.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	2007 increase from 2006

Depreciation and amortization	$36,344	$9,129	$27,215
Interest expense	21,291	5,420	15,871
General and administrative	4,479	1,262	3,217
Business manager management fee	3,000	-	3,000

	$65,114	$15,811	$49,303

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	2007 increase from 2006

Depreciation and amortization	$62,914	$16,949	$45,965
Interest expense	38,901	9,248	29,653
General and administrative	7,588	2,516	5,072
Business manager management fee	4,500	-	4,500

	$113,903	$28,713	$85,190

Depreciation and amortization

The $27,215 and $45,965 increase in depreciation and amortization expense for the three and six months ended June 30, 2007 relative to the three and six months ended June 30, 2006 was due substantially to the impact of the properties acquired in the last two quarters of 2006 and the first and second quarter of 2007.

Interest expense

The $15,871 and $29,653 increase in interest expense for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 was primarily due to (1) mortgage debt financings in the first and second quarters of 2007 and the last two quarters of 2006 which increased to $1,623,141 from $447,912 and (2) the increase in margin borrowing due to the increase in ownership of marketable securities.

A summary of interest expense for the three months ended June 30, 2007 and 2006 appears below:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	2007 increase from 2006
Debt Type
Margin and other interest expense	$2,567	$931	$1,636
Mortgages	18,724	4,489	14,235

Total	$21,291	$5,420	$15,871

A summary of interest expense for the six months ended June 30, 2007 and 2006 appears below:

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	2007 increase from 2006
Debt Type
Margin and other interest expense	$4,818	$1,296	$3,522
Mortgages	34,083	7,952	26,131

Total	$38,901	$9,248	$29,653

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, common share purchase discounts related to shares sold to persons employed by our business manager or its related parties and affiliates, directors' and officers' insurance, postage, board of directors fees and printer costs.  Our expenses were $4,479 and $7,588 for the three and six months ended June 30, 2007 and $1,262 and $2,516 for the three and six months ended June 30, 2006 and 2007, respectively.  The increase in the first and second quarter of 2007 as compared to the first and second quarter of 2006 is due primarily to our growth during 2006 and 2007.

Business Manager Management Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we will pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter as defined in our prospectus.  We paid our business manager a business management fee of $3,000 and $4,500, or approximately 0.27% and 0.20% on an annual basis for the three and six months ended June 30, 2007.  No fee was paid for the three and six months ended June 30, 2006.  The business manager has waived any further fees that may have been permitted under the agreement for the first and second quarters ended June 30, 2007 and 2006, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and dividends from investments in our portfolio of marketable securities.  Our interest and dividend income was $27,251 and $37,973 for the three and six  months ended June 30, 2007 and $5,065 and $6,873 for the three and six months ended June 30, 2006, respectively, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments.  We also realized a gain on the sale of securities in the second quarter of 2007 and 2006 of $229 and $401, respectively, and realized a loss on securities during the second quarter of 2007 of $764. Interest income was $21,771 and $29,942 for the three and six months ended June 30, 2007 and $3,533 and $4,874 for the three and six months ended June 30, 2006, respectively, resulting primarily from interest earned on cash investments which were significantly greater during the second quarter of 2007 due to our capital raise compared to the second quarter of 2006.  There is no assurance that we will be able to generate the same level of investment income or gains in the future.

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

The value of the put/call arrangements was an asset of $175 and a liability of $283 as of June 30, 2007 and December 31, 2006, respectively.  Other income of $46 and $458 was recognized for the three and six months ended June 30, 2007, respectively, and $418 and $615 for the three and six months ended June 30, 2006, respectively. The value of the put/call arrangements increased from December 31, 2006 to June 30, 2007 due to the life of the put/call being reduced and rising interest rates. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

An analysis of results of operations by segment follows:

Office Segment

We are cautiously optimistic about the office segment as we continue to see positive trends in our portfolio including increasing occupancy and rental rates for newly acquired properties.  For example, we believe the Minneapolis, MN and Dulles, VA office markets, where a majority of our multi-tenant office properties are located, continue to remain strong with increasing occupancies and rental rates in these markets.  Office property yields on new acquisitions remain competitive at rates slightly above our other segments.

Comparison of Three Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the office segment of 17 properties and for the same store portfolio consisting of five properties acquired prior to April 1, 2006.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2007 and June 30, 2006.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$24,295	$7,237	$17,058	$7,236	$7,237	$(1)
Tenant recovery incomes	6,184	113	6,071	46	113	(67)
Other property income	1,966	8	1,958	206	8	198

Total revenues	$32,445	$7,358	$25,087	$7,488	$7,358	$130

Expenses:
Property operating expenses	$6,815	$410	$6,405	$581	$410	$171
Real estate taxes	3,042	54	2,988	84	54	30

Total operating expenses	$9,857	$464	$9,393	$665	$464	$201

Net property operations	22,588	6,894	15,694	6,823	6,894	(71)

Comparison of Three Months Ended June 30, 2007 to 2006.  Office properties real estate rental revenues increased from $7,358 in the second quarter of 2006 to $32,445 in the second quarter of 2007 mainly due to the acquisition of 12 properties since June 30, 2006.  Office properties real estate and operating expenses also increased from $464 in 2006 to $9,857 in 2007 as a result of these acquisitions.

Office segment property rental revenues are less than the retail segment primarily due to less rentable gross square feet. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.  Office segment operating expenses are slightly greater than the retail segments due to higher common area maintenance costs and insurance.

On a same store office basis, property net operating income decreased from $6,894 to $6,823 for a total decrease of $71 or about one percent.   Same store office property operating revenues for the three months ended June 30, 2007 and 2006 were $7,488 and $7,358, respectively, resulting in an increase of $130 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the three months ended June 30, 2007 and 2006 were $665 and $464, respectively, resulting in an increase of $201 or 43%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2007.

Comparison of Six Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the office segment of 17 properties and for the same store office segment consisting of five properties acquired prior to January 1, 2006.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2007 and June 30, 2006.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$46,131	$14,433	$31,698	$14,537	$14,433	$104
Tenant recovery incomes	11,187	154	11,033	138	154	(16)
Other property income	3,136	8	3,128	235	8	227

Total revenues	$60,454	$14,595	$45,859	$14,910	$14,595	$315

Expenses:
Property operating expenses	$12,774	$750	$12,024	$1,055	$750	$305
Real estate taxes	4,662	107	4,555	171	107	64

Total operating expenses	$17,436	$857	$16,579	$1,226	$857	$369

Net property operations	43,018	13,738	29,280	13,684	13,738	(54)

Comparison of Six Months Ended June 30, 2007 to 2006.  Office properties real estate rental revenues increased from $14,595 in the second quarter of 2006 to $60,454 in the second quarter of 2007 mainly due to the acquisition of 12 properties since June 30, 2006.  Office properties real estate and operating expenses also increased from $857 in 2006 to $17,436 in 2007 as a result of these acquisitions.

Office segment property rental revenues are less than the retail segment primarily due to less rentable gross square feet. Straight-line rents are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. Office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.  Office segment operating expenses per square foot are higher than the retail segments because common area maintenance costs and insurance costs are higher.

On a same store office basis, property net operating income decreased from $13,738 to $13,684 for a total decrease of $54 or less than one percent.  Same store office property operating revenues for the six months ended June 30, 2007 and 2006 were $14,910 and $14,595, respectively, resulting in an increase of $305 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the six months ended June 30, 2007 and 2006 were $1,226 and $857, respectively, resulting in an increase of $369 or 43%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2007.

Retail Segment

We have seen neutral to slight upward trends of occupancy and rental rates in our retail segment and expect this to continue through 2007.  In the second quarter of 2007, we entered into 48,851 square feet of new lease transactions which were at comparable or above current rental rates.

Comparison of Three Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the retail segment of 276 properties and for the same store retail segment consisting of 35 properties acquired prior to April 1, 2006.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2007 and June 30, 2006.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$26,763	10,089	$16,674	$8,585	$8,302	$283
Tenant recovery incomes	7,415	2,600	4,815	2,698	2,163	535
Other property income	343	48	295	56	46	10

Total revenues	$34,521	12,737	$21,784	$11,339	$10,511	$828

Expenses:
Property operating expenses	$4,737	1,836	$2,901	$1,706	$1,667	$39
Real estate taxes	5,062	1,709	3,353	1,521	1,528	(7)

Total operating expenses	$9,799	3,545	$6,254	$3,227	$3,195	$32

Net property operations	24,722	9,192	15,530	8,112	7,316	796

Retail properties real estate rental revenues increased from $12,737 in the second quarter of 2006 to $34,521 in the second quarter of 2007 mainly due to the acquisition of 223 retail properties since June 30, 2006.  Retail properties real estate and operating expenses also increased from $3,545 in 2006 to $9,799 in 2007 as a result of these acquisitions.

Retail segment property rental revenues are greater than the office segment primarily due to more gross leasable square feet for the office properties.  Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is lower than the other segments due to lease termination fee income and miscellaneous income collected from tenants for the other segments.  Retail segment operating expenses are less than the office segment because the office segment had higher common area maintenance costs and insurance costs.

On a same store retail basis, property net operating income increased from $7,316 to $8,112 for a total increase of $796 or 11%.  Same store retail property operating revenues for the three months ended June 30, 2007 and 2006 were $11,339 and $10,511, respectively, resulting in an increase of $828 or 8%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store retail property operating expenses for the three months ended June 30, 2007 and 2006 were $3,227 and $3,195, respectively, resulting in an increase of $32 or 1%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense, common area maintenance costs, including utility costs (gas and electric) and snow removal costs in 2007.

Comparison of Six Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the office segment of 276 properties and for the same store portfolio consisting of 31 properties acquired prior to January 1, 2006.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2007 and June 30, 2006.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$46,212	$18,208	$28,004	$13,085	$12,703	$382
Tenant recovery incomes	13,605	4,430	9,175	4,399	3,049	1,350
Other property income	740	78	662	91	18	73

Total revenues	$60,557	$22,716	$37,841	$17,575	$15,770	$1,805

Expenses:
Property operating expenses	$9,630	$3,212	$6,418	$2,836	$2,261	$575
Real estate taxes	8,479	2,712	5,767	2,616	1,882	734

Total operating expenses	$18,109	$5,924	$12,185	$5,452	$4,143	$1,309

Net property operations	42,448	16,792	25,656	12,123	11,627	496

Retail properties real estate rental revenues increased from $22,716 in the second quarter of 2006 to $60,557 in the second quarter of 2007 mainly due to the acquisition of 223 retail properties since June 30, 2006.  Retail properties real estate and operating expenses also increased from $5,924 in 2006 to $18,109 in 2007 as a result of these acquisitions.

Retail segment property rental revenues are greater than the office segment primarily due to less gross leasable square feet for the office properties.  Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is lower than the other segments due to lease termination fee income and miscellaneous income collected from tenants for the other segments.  Retail segment operating expenses are greater than the other segments because the retail tenant leases require the owner to pay for common area maintenance costs, real estate taxes and insurance and receive reimbursement from the tenant for the tenant's share of recoverable expenses.

On a same store retail basis, property net operating income increased from $11,627 to $12,123 for a total increase of $496 or 4%.  Same store retail property operating revenues for the six months ended June 30, 2007 and 2006 were $17,575 and $15,770, respectively, resulting in an increase of $1,805 or 11%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase and an increase in tenant recovery income.  Same store retail property operating expenses for the six months ended June 30, 2007 and

2006 were $5,452 and $4,143, respectively, resulting in an increase of $1,309 or 32%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense, common area maintenance costs, including utility costs (gas and electric) and snow removal costs in 2007.

Industrial Segment

We are cautiously optimistic about the industrial segment as we enter into new geographic markets with higher occupancies and rental rates than our existing portfolio including Memphis, TN and Chicago, IL, where a majority of our industrial properties are located.

Comparison of Three Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the industrial segment of 45 properties.   A same store analysis is not presented for the industrial segment because only two properties were owned for the entire three months ended June 30, 2007 and June 30, 2006.

	Total Industrial Segment
			Increase/
	2007	2006	(Decrease)
Revenues:
Rental income	$10,326	$426	$9,900
Tenant recovery incomes	555	71	484
Other property income	4,759	-	4,759

Total revenues	$15,640	$497	$15,143

Expenses:
Property operating expenses	$948	$22	$926
Real estate taxes	428	71	357

Total operating expenses	$1,376	$93	$1,283

Net property operations	14,264	404	13,860

Industrial properties real estate rental revenues increased from $497 in the second quarter of 2006 to $15,640 in the second quarter of 2007 mainly due to the acquisition of 42 properties since June 30, 2006.  Industrial properties real estate and operating expenses also increased from $93 in 2006 to $1,376 as a result of these acquisitions.

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

Comparison of Six Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the industrial segment of 45 properties.   A same store analysis is not presented for the industrial segment because only one property was owned for the entire six months ended June 30, 2007 and June 30, 2006.

	Total Industrial Segment
			Increase/
	2007	2006	(Decrease)
Revenues:
Rental income	$18,693	$752	$17,941
Tenant recovery incomes	912	74	838
Other property income	4,767	-	4,767

Total revenues	$24,372	$826	$23,546

Expenses:
Property operating expenses	$1,546	$51	$1,495
Real estate taxes	573	61	512

Total operating expenses	$2,119	$112	$2,007

Net property operations	22,253	714	21,539

Industrial properties real estate rental revenues increased from $826 for the six months ended June 30, 2006 to $24,372 for the six months ended June 30, 2007 mainly due to the acquisition of 42 properties since June 30, 2006.  Industrial properties real estate and operating expenses also increased from $112 in 2006 to $2,119 in 2007 as a result of these acquisitions.

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

Multi-family Segment

The national multi-family segment remains strong with increasing rental rates due to the healthy job market and low unemployment combined with rising interest rates for home mortgages.  Multi-family property yields on new acquisitions remain the lowest of all segments.

Comparison of Three Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the multi-family segment of five properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire three months ended June 30, 2007 and June 30, 2006.

	Total Multi-Family Segment
			Increase/
	2007	2006	(Decrease)
Revenues:
Rental income	$3,172	$455	$2,717
Tenant recovery incomes	-	-	-
Other property income	252	64	188

Total revenues	$3,424	$519	$2,905

	Total Multi-Family Segment
			Increase/
	2007	2006	(Decrease)

Expenses:
Property operating expenses	$1,220	$148	$1,072
Real estate taxes	467	45	422

Total operating expenses	$1,687	$193	$1,494

Net property operations	1,737	326	1,411

Multi–family real estate rental revenues and expenses increased from $519 in the second quarter of 2006 to $3,424 in the second quarter of 2007 and $193 in the second quarter of 2006 to $1,687 in the second quarter of 2007, respectively.  The increases are mainly due to the acquisition of four properties since June 30, 2006.

Comparison of Six Months Ended June 30, 2006 to June 30, 2007

The table below represents operating information for the multi-family segment of five properties.   A same store analysis is not presented for the multi-family segment because only no properties were owned for the entire six months ended June 30, 2007 and June 30, 2006.

	Total Multi-Family Segment
			Increase/
	2007	2006	(Decrease)
Revenues:
Rental income	$4,081	$629	$3,452
Tenant recovery incomes	-	-	-
Other property income	297	66	231

Total revenues	$4,378	$695	$3,683

Expenses:
Property operating expenses	$1,403	$168	$1,235
Real estate taxes	573	61	512

Total operating expenses	$1,976	$229	$1,747

Net property operations	2,402	466	1,936

Multi–family real estate rental revenues and expenses increased from $695 for the six months ended June 30, 2006 to $4,378 for the six months ended June 30, 2007 and $229 for the six months ended June 30, 2006 to $1,976 for the six months ended June 30, 2007, respectively.  The increases are mainly due to the acquisition of four properties since June 30, 2006.

Related Party Transactions

A related party of the Business Manager provides loan servicing to us for an annual fee.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for us and 200 dollars per month, per loan for MB REIT.  For the six months ended June 30, 2007 and 2006, fees totaled $55 and $12, respectively.

We pay a related party of the Business Manager 0.2% of the principal amount of each loan placed.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the six months ended June 30, 2007 and 2006, we paid loan fees totaling $1,164 and $302, respectively, to this related party.  None of these fees remained unpaid as of June 30, 2007 and December 31, 2006.

After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we will pay our Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  We will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if we acquire the Business Manager.  Separate and distinct from any business management fee, we also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on our behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for us except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager.  For any year in which we qualify as a REIT, our Business Manager must reimburse us for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  We incurred fees of $4,500 and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively, of which $750 remained unpaid as of June 30, 2007.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $4,500 incurred for the six months ended June 30, 2007.

We also pay the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is considered part of the purchase price of the company.  We incurred fees of $250 and $0 for the six months ended June 30, 2007 and June 30, 2006, of which all remained unpaid as of June 30, 2007.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred and paid property management fees of $6,440 and $1,480 for the six months ended June 30, 2007 and 2006.  None of these fees remained unpaid as of June 30, 2007 and December 31, 2006.

We established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 1,959,841 and 110,808 shares to related parties and recognized an expense related to these discounts of $1,214 and $104 for the six months ended June 30, 2007 and 2006, respectively.

We pay a related party of the Business Manager to purchase and monitor our investment in marketable securities.  We incurred expenses totaling $978 and $308 during the six months ended June 30, 2007 and 2006, respectively, of which $433 remained unpaid as of June 30, 2007.  The total annual fees paid to this entity plus the annual business management fee paid to our Business Manager may not exceed the amounts we may pay as the annual business management fee.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of June 30, 2007, there were no material adjustments for master lease agreements.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

Partially-Owned Entities:

We consider FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and SOP 78-9: “Accounting for Investments in Real Estate Ventures,” to determine the method of accounting for each of its partially-owned entities.  In instances where we determine that a joint venture is not a VIE, we first consider EITF 04-05.  The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partner is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership and as such overcome the presumption of control by the general partner and consolidation by the general partner.

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

Liquidity and Capital Resources

General

Our principal demand for funds has been to invest in joint ventures and properties, to fund notes receivables, and to invest in REIT marketable securities to pay our operating expenses and the operating expenses of our properties, to pay expenses associated with our initial public offering and to make distributions to our stockholders. Generally, our cash needs have been funded from:

•

the net proceeds from the public offering of our shares of common stock;

•

from interest and investment income earned on our investment in marketable securities;

•

from income earned on our investment properties;

•

distributions from our joint venture investments.

Liquidity

Offering.  Our current offering of shares of common stock terminated on August 1, 2007.  As noted herein, through June 30, 2007, we had sold a total of 437,768,214 shares in the primary offering and 6,936,418 shares pursuant to the offering of shares through the dividend reinvestment plan leaving us with approximately 62,231,786 shares available for sale in the primary offering and 33,063,582 shares through the dividend reinvestment plan. A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.

We may also generate additional capital through borrowings secured by existing or future properties.  As a matter of policy, we limit our total indebtedness to approximately 55% of the combined fair market value of our assets on a consolidated basis.  For these purposes "fair market value" of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later.  As of June 30, 2007, we had borrowed approximately $1.6 billion equivalent to 45% of the combined fair market value of our assets on a consolidated basis.  We may also generate additional capital through borrowings on an unsecured basis and from income generated from our existing real estate investments and investments in marketable securities.  We believe these various sources of cash will provide us with sufficient monies to pay our operating expenses and to pay distributions to our stockholders at the existing rate for the foreseeable future.

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

As of June 30, 2007, we had incurred $454 million of offering and organization costs. Our business manager has agreed to pay all organization and offering expenses, excluding selling commissions and fees in excess of 4.5% of the gross offering proceeds.  These expenses totaled $38.8 million as of June 30, 2007. As of June 30, 2007, organization and offering costs, excluding commissions and fees, did not exceed the 4.5% limitation. We anticipate that these costs will not exceed this limitation upon completion of the offering.

Mortgage Debt.  As of June 30, 2007, on a consolidated basis, we had mortgage debt secured by 116 properties totaling approximately $1.6 billion, which excludes mortgage discounts net of accumulated amortization of $2.7 million as of June 30, 2007.  These debt obligations require monthly payments and bear interest at a range of 4.83% to 6.01% per annum.  As of June 30, 2007, the weighted average interest rate on the mortgage debt was 5.37%.

We have entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on properties we own or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of June

30, 2007, we have approximately $5.4 million of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.399% to 5.765% on approximately $380 million in principal.

Margins Payable.  We have purchased a portion of our marketable securities through margin accounts.  As of June 30, 2007, we have recorded a payable of $139 million for securities purchased on margin against a total securities portfolio of $324 million.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At June 30, 2007, the rates we were paying on this margin debt were in a range of between 5.57% and 5.82%, with a weighted average interest rate of 5.77%.  The margin funds provide a positive spread on these investments.

Marketable Securities.  As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities. We had investments in marketable securities of $324 million at June 30, 2007 consisting of preferred and common stock investments in other REITs.  Of the investment securities held on June 30, 2007, we have accumulated other comprehensive income of $3.1 million, which includes gross unrealized losses of $11.7 million. Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined. During the three and six months ended June 30, 2007, we realized a loss of $535 thousand and a gain of $5.2 million on the sale of shares, respectively.  Our policy for assessing recoverability of available-for-sale securities is to record a charge against net earnings when we determine that a decline in the fair value of a security drops below the cost basis and we judge that decline to be other than temporary.  During the three and six months ended June 30, 2007, we recorded a write-down of $214 thousand and $868 thousand, respectively. Dividend income is recognized when earned. During the three and six months ended June 30, 2007, dividend income of $5.5 million and $8 million was recognized, respectively.  The overall stock market and REIT stocks have declined over the last few months including investments we have in REIT stocks and although these investments have generated both current income and gain on sale, during the three and six months ended June 30, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.

Capital Resources

Cash Flows From Operating Activities

Cash provided by operating activities were $91.4 million for the six months ended June 30, 2007 and $18.2 million for the six months ended June 30, 2006, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the six months ended June 30, 2006 to the six months ended June 30, 2007 was due primarily to the acquisition of 267 properties since June 30, 2006.

Cash Flows From Investing Activities

Cash used in investing activities was $2.5 billion for the six months ended June 30, 2007 and $441.2 million for the six months ended June 30, 2006, respectively.  During the six months ended June 30, 2007, cash was used primarily for the acquisition of 213 properties, the purchase of marketable securities, the funding of four notes receivable, and funding into our JVs.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $3 billion for the six months ended June 30, 2007.  During the six months ended June 30, 2007, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $2.5 million.  We generated approximately $90.9 million by borrowing against our portfolio of marketable securities.  We generated approximately $570.5 million from borrowings secured by mortgages on 66 properties and paid approximately $5.6 million for loan fees to procure these mortgages.  MB REIT paid approximately $5.8 million in distributions to its stockholders.  We paid approximately $75.5 million in distributions to our common stockholders and paid off mortgage debt in the amount of $20.2 million.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we borrow primarily at fixed rates that we rate lock in advance.  We generally enter into rate lock mortgage debt agreements prior to purchasing a property, however due to the current vitality in the debt market our opportunity to rate lock and borrow funds in the future could be constrained.  We have outstanding rate lock deposits of approximately $5.4 million at rates ranging from 5.399% to 5.765% on $380.6 million of principal.  As of June 30, 2007, the only variable rate debt we had was on our marketable securities.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2007 (dollar amounts are stated in thousands).

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,382,600

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.44%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2.7 million, net of accumulated amortization, is outstanding as of June 30, 2007.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of June 30, 2007 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$2,834,798	76,446	415,471	482,437	1,860,444

Ground Lease Payments	$28,653	462	1,398	1,418	25,375

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of June 30, 2007, we would be obligated to pay as much as $46.6 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

Over the next seven years, we are required to fund up to $375 million into our joint ventures.

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

We pay the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest.

For each property managed directly by any of our Property Managers, their affiliates or agents, we pay the applicable Property Manager a monthly fee equal to a total of 4.5% of the gross income (as defined) from each property.

For each property managed directly by entities other than our Property Managers, their affiliates or agents, we pay the applicable Property Manager, based on the type of property managed, a monthly oversight fee of up to 1% of the gross income from each such property. In no event do our Property Managers receive both a property management fee and an oversight fee with respect to a particular property.

We pay Inland Mortgage Servicing Corporation 225 dollars per month, per loan per month for servicing our loans and our consolidated joint venture, MB REIT, pays 200 dollars per month, per loan per month for servicing its loans. In addition, we pay Inland Mortgage Brokerage Corporation 0.2% of the principal amount of each loan placed for us by Inland Mortgage Brokerage Corporation.

We pay Inland Investment Advisors, Inc. a monthly fee for providing investment advisory services in connection with our investments in marketable securities. We pay annual fees, on a monthly basis, totaling 1% of the first $10 million of marketable securities under management, 0.90% of marketable securities from $10 million to $25 million, 0.80% of marketable securities from $25 million to $50 million and 0.75% of the remaining balance. In addition, we pay an annual performance fee of 0.5% of marketable securities under management if the annualized net profit is between 15% and 20%, or 1% if the annualized net profit is greater than 20%.  Notwithstanding the above, the total annual fees paid to Inland Investment Advisors plus the annual business management fee paid to our Business Manager will not exceed the amounts we may pay as the annual business management fee.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the six months ended June 30, 2007 and 2006.  Such selected data should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands.)

	For the six months ended	For the six months ended
	June 30, 2007	June 30, 2006
Total income	$149,761	38,832

Total interest and dividend income	$37,973	6,873

Net income (loss) applicable to common shares	$35,142	(827)

Net income (loss) per common share, basic and diluted (a)	$.12	(.03)

Distributions declared to common stockholders	$89,272	9,821

Distributions per weighted average common share (a)	$.30	.30

Funds From Operations (a)(b)	$96,875	12,712

Cash flows provided by operating activities	$91,382	18,226

Cash flows used in investing activities	$(2,497,562)	(441,229)

Cash flows provided by financing activities	$3,017,919	705,024

Weighted average number of common shares outstanding, basic and diluted	292,778,653	32,781,021

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the period ended June 30, 2007 and 2006, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period June 30, 2007 and 2006.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		Six Months Ended June 30,
		2007	2006
	Net income (loss) applicable to common shares	$35,142	(827)
Add:	Depreciation and amortization related to investment properties	62,914	16,949
Less:	Minority interests' share of the above adjustment	1,181	3,410

	Funds from operations	$96,875	12,712

Subsequent Events

We paid distributions to our stockholders of $.05083 per share totaling $21.9 million in July 2007.

We issued 29,493,840 shares of common stock and repurchased 136,907 shares of common stock through the share repurchase program from July 1, 2007 through August 3, 2007, resulting in a total of 473,263,033 shares of common stock outstanding. As of August 3, 2007, subscriptions for a total of 465,512,930 shares were received and accepted resulting in total gross offering proceeds of approximately $4.6 billion and an additional 8,286,276 shares were issued pursuant to the DRP for $78.7 million of additional gross proceeds.

On August 1, 2007, we commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

We have acquired the following properties during the period July 1, 2007 through August 3, 2007.  The respective acquisitions are summarized in the table below (dollar amounts are stated in thousands).

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
7/12/07	Gravois Dillon II	2004-2007	2,286	11,446	Auto Zone & Jack-in-the-Box
7/24/07	Washington Park Plaza	1974/Redev	43,500	237,980	Best Buy, Joann Fabrics, T.J. Maxx, Bed, Bath & Beyond
7/26/07	11500 Melrose Avenue	2005-2007	8,093	97,766	AIKCo Manufacturing Co.

During the period from July 1, 2007 through August 3, 2007, we funded earnouts totaling $1,964 at two properties.

The mortgage debt financings obtained during the period from July 1, 2007 through August 3, 2007 are detailed in the table below (dollar amounts are stated in thousands).

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
7/2/07	Legacy Crossing	5.543%	08/01/17	10,890
7/19/07	Pavilions at Hartman Heritage	5.595%	08/01/17	23,450
7/24/07	Washington Park Plaza *	5.920%	05/01/16	30,600
7/31/07	AT&T – Cleveland	5.813%	08/11/37	29,242

	* Assumed at Acquisition

On July 27, 2007, we funded $2.7 million into the Cobalt joint venture.

On July 30, 2007, we funded $19.5 million into the LIP joint venture.

On August 2, 2007, we purchased a property known as Cityville Oak Park for $34.1 million.

Winston Hotels, Inc.

On July 1, 2007, we and our wholly-owned subsidiary, Inland American Acquisition (Winston), LLC ("MergerCo"), purchased Winston Hotels, Inc. ("Winston") and WINN Limited Partnership, Winston’s operating partnership ("WINN") 100% of the outstanding shares of common stock and Series B preferred stock of Winston for $15.00 per share.  In addition, we purchased each share of company Series B preferred stock for $25.38 per share in cash, plus any accrued and unpaid dividends as of July 1, 2007.

Of the fifty hotels in which we now hold an ownership interest, forty-nine are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, and Choice Hotels International. The hotel franchise licenses typically require a franchise to comply with certain management, operational, record keeping, accounting, reporting and marketing standards and procedures. The franchise licenses obligate the franchiser to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Apple Hospitality Five, Inc.

American Orchard Hotels, Inc., a Delaware corporation and one of our wholly-owned subsidiaries (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apple Hospitality Five, Inc., a Virginia corporation (“Apple”).  Pursuant to the Merger Agreement, at the effective time of the merger, Apple will merge with and into Acquisition Sub, with Acquisition Sub continuing as the surviving entity of the merger.  Each issued and outstanding unit of Apple, equal to a share of Apple’s common stock and a share of Series A preferred stock (together, a “Unit”), and share of Apple Series B convertible preferred stock, on an as-converted basis, other than any dissenting shares, will be converted into, and cancelled in exchange for, the right to receive $14.05 in cash to be paid by us, without interest.  Each option to purchase the Units will be converted into, and cancelled in exchange for, the right to receive a cash payment equal to the product of: (1) number of Units subject to the option and (2) the difference between $14.05 and the exercise price set forth in the option.  The total merger consideration is expected to be approximately $709 million plus we are assuming $4 million of debt.  We intend to fund the merger consideration with cash on hand, and the completion of the merger is not subject to any financing or refinancing contingency.

The Merger Agreement includes customary representations, warranties, covenants and agreements, including with regard to the conduct of Apple’s business prior to closing.  The Merger Agreement provides that Apple will sell its Marriott Suites property in Las Vegas, Nevada prior to the effective time of the merger, provided that the net proceeds and related credits from the sale must equal at least $87.5 million.

The Merger Agreement may be terminated by us or by Apple under certain circumstances, including but not limited to those described herein.  Upon termination by Apple in connection with a superior proposal, or by us due to Apple’s breach of the representations, warranties, covenants and agreements contained in the agreement, such that certain closing conditions would be incapable of being satisfied by October 31, 2007, which date may be extended (the “Outside Date”), Apple will be required to pay us a termination fee of $15 million, plus any fees and expenses that we incurred in connection with the transactions contemplated by the agreement, in an amount not to exceed $500,000. Similarly, upon termination by Apple due to our breach of the representations, warranties, covenants and agreements contained in the agreement, such that certain closing conditions would be incapable of being satisfied by the Outside Date, we will be required to pay Apple a termination fee of $15 million, plus any fees and expenses that Apple incurred in connection with the transactions contemplated by the agreement, in an amount not to exceed $500,000.  In addition, if Apple’s stockholders do not approve the merger and a competing transaction (as defined in the Merger Agreement) has been made to Apple or publicly announced before termination of the agreement, and Apple consummates a competing transaction (as defined in the Merger Agreement) within twelve months thereafter, Apple will be required to pay the Company a termination fee of $15 million, plus any fees and expenses that we incurred in connection with the transactions as contemplated by the agreement, in an amount not to exceed $500,000.

Both our board of directors and the board of directors of Apple have unanimously approved the Merger Agreement and related transactions.  The merger is subject to various closing conditions, including, among other things, the requisite approval of the merger by the affirmative vote of: (1) a majority of the outstanding shares of Apple’s common stock; (2) more than two-thirds of the outstanding shares of Apple’s Series A preferred stock; (3) more than two-thirds of the outstanding shares of Apple’s Series B convertible preferred stock; and (4) a majority of the total of the outstanding common stock plus the shares of common stock represented by the shares of Series B convertible preferred stock voting on an as-converted basis.  Apple will ask the holders of its stock to vote on the proposed transaction at a special meeting that will be held on a date to be announced. Glade M. Knight, Apple’s chairman and chief executive officer, and the other holders of all of the shares of the Series B convertible preferred stock of Apple, have agreed to vote the shares of Series B convertible preferred stock to approve the Merger Agreement and related transactions.  The Merger Agreement provides that holders of not more than 5% of Apple’s outstanding shares of common stock may demand appraisal under any “dissenters’ rights” statute.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of June 30, 2007 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

We monitor interest rate risk using a variety of techniques. The table below presents mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollar amounts are stated in thousands).

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	$161,000	$79,541	$1,382,600

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.44%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2.7 million, net of accumulated amortization, is outstanding as of June 30, 2007.

We did not have any variable rate mortgage debt as of June 30, 2007.

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

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial and accounting officer, evaluated as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

On May 2, 2007, the plaintiffs in the case captioned Whitney v. Winston Hotels, Inc., et al. (Case No. 07-CVS-3449), as filed in Superior Court in Wake County, North Carolina, amended the complaint by, among other things, adding us and our wholly-owned subsidiary, Inland American Acquisition (Winston), LLC, which we refer to as “MergerCo,” as defendants.  The lawsuit sought class action status and generally alleged that members of the board of directors of Winston Hotels Inc. (“Winston”) breached fiduciary duties to its stockholders by entering into a merger agreement with us and by allegedly failing to disclose certain information, and that we and MergerCo, among others, aided and abetted these alleged breaches. The lawsuit sought a variety of equitable and injunctive relief, including enjoining our merger with Winston, declaring the termination fee for not completing the merger to be unfair and enjoining the payment of the fee, and awarding pre-and post judgment interest, attorney’s fees, expert fees and other costs incurred by the plaintiffs.  On June 11, 2007, the plaintiffs filed a motion seeking a temporary restraining order prohibiting the Winston stockholder meeting set for June 21, 2007 from occurring.  A hearing on the motion was held on June 19, 2007.  On June 20, 2007, the court denied the plaintiffs’ motion.

Item 1A.  Risk Factors

We may not be able to raise or access sufficient capital to fully diversify our assets.

Our ability to diversify our portfolio both as to the type of property or other investments we own and the geographic location of these investments is influenced by, among other things, the availability of capital, both debt and equity.  Although we raised approximately $4,710,659,000 in our initial offering of shares, and on August 1, 2007 we commenced a follow-on offering of up to $5,380,000,000 in shares of our common stock, our current follow-on offering is being conducted on a “best-efforts” basis.  Thus, there is no assurance that we will be able to raise any set dollar amount in our follow-on offering or any future offering.  As a result, we cannot assure you that we will sell the maximum offering amount.  Thus, the potential that our profitability will be affected by the performance of any one of our investments will increase. Additionally, we are generally not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. A stockholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, will be higher, and our financial condition, results of operations and ability to pay distributions could be adversely affected.

We compete with numerous other parties or entities for real estate assets and tenants.

We compete with numerous other persons or entities seeking to buy real estate assets, or to attract tenants to properties we already own, including REITs or other real estate operating companies.  These persons or entities may have greater experience and financial strength.  There is no assurance that we will be able to acquire additional real estate assets or attract tenants on favorable terms, if at all.  For example, our competitors may be willing to offer space at properties that compete with ours at rental rates below our existing rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties.  All of these factors could adversely affect our results of operations, financial condition and ability to pay distributions.

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

Because we invest primarily in commercial real estate, our financial condition, results of operations and our ability to pay distributions is directly affected by general economic and regulatory factors impacting real estate investments.  These factors are generally outside of our control.  Among the factors that could impact our real estate assets and the value of a stockholder’s investment are:

•

local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we own or seek to acquire , including, with respect to our lodging facilities, quick changes in supply of and demand for rooms that are rented or leased on a day-to-day basis ;

•

inability to collect rent from tenants;

•

vacancies or inability to rent space on favorable terms;

•

inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•

increases in energy costs or airline fares or terrorist incidents which impact the propensity of people to travel and therefore impact revenues from our lodging facilities, although operating costs cannot be adjusted as quickly;

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

We do not employ directly any person(s) responsible for identifying and acquiring properties or other real estate assets.  Instead, we rely on entities affiliated with our sponsor such as Inland Real Estate Acquisitions, Inc., referred to herein as IREA, Inland Capital Markets Group and Inland Institutional Capital Partners Corporation to identify and acquire other real estate assets.  Other entities formed and organized by our sponsor likewise utilize these entities to identify and acquire real estate assets, including the type of assets that we seek to acquire.  IREA is a wholly owned indirect subsidiary of The

Inland Group, Inc.  Mr. Parks is a director of The Inland Group and two of the other REITs formed and organized by our sponsor. Ms. Gujral is a director of our sponsor and one of the other REITs.  Under the property acquisition agreement we have entered into with IREA, we have been granted certain rights to acquire all properties, REITs or real estate operating companies IREA identifies, acquires or obtains the right to acquire.  This right is subject to prior rights granted by IREA to other REITs formed and organized by our sponsor, which grant these entities rights superior to ours to acquire neighborhood retail facilities, community centers or single-user properties located throughout the United States.  The agreement with IREA may result in a property being offered to another entity, even though we may also be interested in, and have the ability to acquire, the subject property.

There are conflicts of interest between us and affiliates of our sponsor that may affect our acquisition of properties and financial performance.

Our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with entities sponsored by our sponsor. The business plans of these entities focus on purchasing shopping centers located throughout the United States. Each of these entities also may purchase single tenant net-leased properties located anywhere in the United States. We compete with these entities to the extent we seek to acquire shopping centers and single tenant net-leased properties. The resolution of conflicts in favor of other entities would result in our losing investment opportunities.

Neither we nor our Business Manager or its affiliates have experience in the lodging industry.

On July 1, 2007, we acquired Winston Hotels, Inc., referred to herein as “Winston,” a REIT that owns hotels. Lodging properties present challenges that are different from the challenges presented by owning other property types. There is no assurance we will be able to oversee management of these properties in an efficient manner or that we will be able to integrate and adapt the existing systems and procedures of any entity that we have acquired or may acquire to our existing systems and procedures. Failure to do so could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Delays in locating suitable investments could adversely affect the return on a stockholder’s investment.

Even if we are able to access sufficient capital, we may suffer from delays in deploying the capital into properties or other real estate assets.  Delays may occur, for example, as a result of our relying on our business manager and its affiliates, including IREA, to identify these opportunities given that these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor. Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns.  In addition, when we acquire a property prior to the start of construction or during the early stages of construction, it typically takes several months to complete construction and rent available space.  Therefore, cash flow attributable to those particular properties could be delayed.  If we are unable to deploy capital not otherwise invested in income-producing real estate assets in a timely manner, our ability to pay distributions will be adversely affected.  As of the date of this report, we have not identified all of the real estate assets that we will purchase with the proceeds of this offering. Because we are conducting our current offering on a “best efforts” basis over several months, our ability to purchase specific real estate assets will depend partially on the amount of net proceeds realized from this offering. We also may experience delays as a result of selling shares or negotiating or obtaining the necessary purchase documentation to close an acquisition. We also may invest all proceeds we receive from our offering in short-term, highly-liquid investments.  These short-term investments typically yield less than investments in commercial real estate.  Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees in connection with our current offering and the expenses of our business manager, property managers and other affiliates of our sponsor in connection with acquiring real estate assets for us.   Because cash generated by our short-term investments may not be reinvested in additional short-term investments, our percentage return on short-term investments may, therefore, be less than the return an investor may otherwise realize by directly investing in similar types of short-term investments.

Investments in real estate related securities subjects us to specific risks relating to the particular issuer of the securities.

Consistent with our business plan, we invest in securities issued by publicly traded real estate companies.  Investing in securities involves risks that are somewhat different from those impacting other real estate assets.  The market may be more volatile than the market for property assets and thus trading prices may change more quickly and dramatically than the changes in property asset values ..  We also are exposed not only to general market risk relating to securities or property assets in general but also to the risks associated with a particular entity, including its financial condition and the business outlook of the issuer.  There is no assurance that we will be able to quickly vary our portfolio in response to volatile or changing market conditions which could have material adverse effect on our results of operations and financial condition.

Any mortgage loans that we originate or purchase are subject to the risks of delinquency and foreclosure.

We may originate and purchase mortgage loans, including indirectly through our lodging subsidiaries. These loans are subject to risks of delinquency and foreclosure, and risks of loss. Typically we do not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a loan secured by an income-producing property depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. A property’s net operating income can be affected by, among other things:

•

increased costs, including, with respect to our lodging facilities, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•

property management decisions;

•

property location and condition;

•

competition from comparable types of properties;

•

changes in specific industry segments;

•

declines in regional or local real estate values, or occupancy rates; and

•

increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

The hotel market is highly competitive and generally subject to greater volatility than our other market segments.

The hotel business is highly competitive and influenced by factors such as location, room rates and quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in the lodging market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hotel industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hotels. The demand for our hotel rooms will change much more rapidly than the demand for space at our other properties such as office buildings and shopping centers. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Because we are a REIT, we must rely on third parties to operate our hotels.

To continue qualifying as a REIT, we may not, among other things, operate any hotel, or directly participate in the decisions affecting the daily operations of any hotel. Thus, we have retained third party managers to operate our hotel properties. We do not have the authority to directly control any particular aspect of the daily operations of any hotel, such as setting room rates. Thus, even if we believe our hotels are being operated in an inefficient or sub-optimal manner, we may not be able to require an immediate change to the method of operation. Our only alternative for changing the operation of our hotels may be to replace the third party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager. Certain of these agreements may not be terminated without cause, which generally includes fraud, misrepresentation and other illegal acts.  Even if we terminate or replace any manager, there is no assurance that we will be able to find another manager or that we will be able to enter into new management agreements favorable to us. Any change of hotel management would cause a disruption in operations that could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of July 15, 2007, a total of fifty of our wholly owned or partially owned properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

These agreements also permit the franchisor to terminate the agreement in certain cases such as a failure to pay royalties and fees or perform our other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment. These payments vary. Also, these franchise agreements do not renew automatically. We received notice from a franchisor that the franchise license agreements for three hotels, aggregating 455 rooms, which expire in January 2008, March 2009 and November 2010, will not be renewed. There can be no assurance that other licenses will be renewed upon the expiration thereof. The loss of a number of franchise licenses and the related termination payments could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

We currently rely on one tenant for a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of June 30 , 2007, approximately 19 % of our rental revenue was generated by the SBC Center in Hoffman Estates, Illinois , One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio ..  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these three properties.  As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the three properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  A stockholder ’ s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.  For example, as of July 15, 2007, approximately 5%, 12%, 13% and 14% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Minneapolis, Chicago and Houston metropolitan areas , respectively ..  Consequently , our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Additionally, at July 15, 2007, thirty-one of our lodging facilities, or approximately 61% of our lodging portfolio, were located in the seven eastern seaboard states ranging from Connecticut to Florida, including fourteen hotels located in North Carolina. Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Although our sponsor or its affiliates previously have agreed to forgo or defer advisor fees in an effort to maximize cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management and advisory fee due them from the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the three months ended June 30, 2007, we paid our business manager a business management fee of $3 million, or approximately .27% of our average invested assets on an annual basis, which is less than the full 1% fee that the business manager is entitled to receive. In each case, our sponsor or its affiliates , including our business manager, determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods.  In the case of Inland Western, our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager   will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

Our share repurchase program may be amended, suspended or terminated by our board of directors at any time without stockholder approval, reducing the potential liquidity of a stockholder’s investment.

Our share repurchase program is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell their shares back to us.  Our board of directors, however, may amend, suspend or terminate the share repurchase program at any time in its sole discretion without stockholder approval.  Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate a stockholder’s ability to have us repurchase his or her shares and otherwise prevent the stockholder from liquidating his or her investment.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to attack.  These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs.  Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur.  Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims.  Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy .. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of our hotels to generate operating income and therefore our ability to pay distributions. Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and the resulting increase in costs and risks.

Investing in properties under development , and in lodging facilities, which typically must be renovated or otherwise improved on a regular basis, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables.  Delays in completing construction also could give tenants the right to terminate preconstruction leases for space at a newly-developed project.  We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction.  These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a price to be paid for the property at the time we acquire the property.  If our projections are inaccurate, we may pay too much for a property, and our return on investment could suffer, thus impacting our ability to pay distributions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in a property.  The costs of removing or remediating could be substantial.  These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. For instance, portions of the soil and groundwater under our Durham, North Carolina Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. While we believe that liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not our subsidiary, we could be responsible for cleaning up this site if the owner of the leaking tanks refused or were financially unable to conduct a cleanup.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses that may be operated.  These restrictions may require us to spend substantial amounts of money.   In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, our ability to borrow funds using the property as collateral or to sell the property.

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

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

The presence of mold at any of our properties could require us to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

From time to time, we purchase real estate assets from persons who have prior business relationships with affiliates of our sponsor .. Our interests in these transactions may be different from the interests of affiliates in these transactions.

From time to time, we purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with our sponsor .. The officers, directors or employees of our business manager, Inland Real Estate Acquisitions , our property managers, Inland Capital Markets Group or Inland Institutional Capital Partners who also perform services for our sponsor or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of  our sponsor and its affiliates in preserving or furthering their respective relationships on the other hand.  We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

If our assets are deemed to be ERISA plan assets, our Business Manager and we may be exposed to liability under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies.  This is known as the “look-through rule.”  Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code.  If we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected.    Prior to making an investment in us, an investor should consult with his or her legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on his or her  investment and our performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

During our initial public offering, we offered shares of our common stock at $10.00 per share and pursuant to our DRP at $9.50 per share.

As of June 30, 2007, we have sold the following securities in our first offering for the following aggregate prices:

•	437,768,214	shares on a best efforts basis for approximately $4,360,000,000; and
•	6,936,418	shares pursuant to the DRP for approximately $65,897,000.

The total of shares and gross offering proceeds, net of shares repurchased, from our initial offering as of June 30, 2007 was 443,886,100 shares for approximately $4,422,000,000, excluding the 20,000 shares purchased by our sponsor for $200,000 preceding the commencement of our offering.

Since October 4, 2004 (inception) through June 30, 2007, we have incurred the following expenses in connection with our initial offering and sale of our shares:

Type of Expense	Approximate Amount
Selling commissions	$306,868,000
Marketing contribution	108,438,000
Other expenses to affiliates of the business manager	18,574,000
Other expenses	20,234,000
Total expenses	$454,114,000

The net offering proceeds to us from sale of the share described above, after deducting the total expenses paid and accrued are approximately $3,970,000,000 as of June 30, 2007.

We have used the net offering proceeds from our initial offering as follows as of June 30, 2007:

Use of Proceeds	Approximate Amount
Investment in joint ventures	$1,316,434,000
Investment in investment property	1,451,429,000
Investment in notes receivable	237,197,000
Working capital	105,346,000
Investment in marketable securities	175,594,000
Temporary investments	684,000,000
Total uses	$3,970,000,000

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

Our initial public offering was terminated on August 1, 2007.

On August 1, 2007, we commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

Share Repurchase Program

The table below outlines the shares we repurchased pursuant to our share repurchase program during the quarter ended June 30, 2007.

	Total Number of	Average Price	Total Number of Shares Repurchased as Part of Publicly	Maximum Number of Shares That May Yet Be Purchased Under
	Shares Repurchased	Paid per Share	Announced Plans or Programs	the Plans or Programs
April 2007	76,470	$9.25	76,470	(1)
May 2007	40,456	$9.25	40,456	(1)
June 2007	41,189	$9.25	41,189	(1)

Total	158,115		158,115

(1) Subject to funds being available, we will limit the number of shares repurchased pursuant to our share repurchase program during any consecutive twelve month period to 5% of the number of outstanding shares of common stock at the beginning of that twelve month period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

Our board of directors held its annual meeting of stockholders on June 4, 2007.

(1)

Our stockholders elected to the board all seven director nominees with the following votes:

Nominee	For	Withheld

J. Michael Borden (Independent Director)	160,709,682	2,338,805
Brenda G. Gujral (Director)	160,833,618	2,214,870
David Mahon (Independent Director)	160,756,046	2,292,442
Thomas F. Meagher (Independent Director)	160,699,271	2,349,217
Robert D. Parks (Director)	160,763,121	2,285,366
Paula Saban (Independent Director)	160,765,486	2,283,002
William J. Wierzbicki (Independent Director)	160,781,024	2,267,463

(2)

Our stockholders ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2007.  Stockholders holding 158,462,082 shares voted in favor of the proposal, stockholders holding 1,029,818 shares voted against the proposal and stockholders holding 3,550,937 shares abstained from voting on this proposal.

(3)

Our stockholders voted to amend Article XVI of our Fourth Articles of Amendment and Restatement to provide that, if in the opinion of our board of directors the provisions of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association, Inc. on September 29, 1993 (the “NASAA REIT Guidelines”) conflict with the provisions of the Maryland General Corporation Law, as amended (the “MGCL”), the NASAA REIT Guidelines will control, except where the MGCL provisions are mandatory.  Stockholders holding

153,905,430 shares voted in favor of the proposal, stockholders holding 1,986,012 shares voted against the proposal and stockholders holding 7,157,046 shares abstained from voting on this proposal.

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

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 2, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated July 25, 2007, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc.  (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.3

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. Agreement (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Escrow Agreement, dated as of July 30, 2007, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.150

Investment Advisory Agreement for Discretionary Accounts, dated as of November 15, 2005, by and between Inland American Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.150 to the Registrant’s Form 8-K dated August 3, 2007, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2007)

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

99.1

Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.2

Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.3

First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.4

Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.5

Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.7

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

__________________________________________
*	Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Affiliated Director
Date:	August 14, 2007

/s/ Lori J. Foust
By:	Lori J. Foust
Treasurer (principal financial and accounting officer)
Date:	August 14, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 2, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated July 25, 2007, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc.  (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.3

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. Agreement (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Escrow Agreement, dated as of July 30, 2007, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.150

Investment Advisory Agreement for Discretionary Accounts, dated as of November 15, 2005, by and between Inland American Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.150 to the Registrant’s Form 8-K dated August 3, 2007, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2007)

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

99.1

Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.2

Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.3

First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.4

Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.5

Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.7

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K dated October 11, 2005, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

__________________________________________
*	Filed as part of this Quarterly Report on Form 10-Q.