Form 10-Q
period 2007-09-30
Inland American Real Estate Trust, Inc.
filed 2007-11-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of November 7, 2007, there were 519,123,206 shares of the registrant's common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates.  Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates.  Hyatt Place® trademark is the property of Hyatt Corporation (“Hyatt”).  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets:
Investment properties:
Land	$766,584	$332,113
Building and other improvements	3,968,148	1,913,794
Construction in progress	131,481	-

	4,866,213	2,245,907
Less accumulated depreciation	(116,660)	(38,983)

Net investment properties	4,749,553	2,206,924

Cash and cash equivalents (including cash held by management company of $25,573 and $4,118 as of September 30, 2007 and December 31, 2006, respectively)	879,476	302,492
Restricted cash (Note 2)	16,101	41,387
Restricted escrow (Note 2)	20,128	22,415
Investment in marketable securities (Note 5)	299,232	143,444
Investment in unconsolidated entities (Note 1)	263,037	15,683
Accounts and rents receivable (net of allowance of $1,246 and $605 as of September 30, 2007 and December 31, 2006, respectively)	34,075	14,294
Notes receivable (Note 4)	258,027	53,152
Due from related parties (Note 3)	257	88
Acquired in-place lease intangibles (net of accumulated amortization of $47,580 and $13,727 as of September 30, 2007 and December 31, 2006, respectively)	318,731	205,853
Acquired above market lease intangibles (net of accumulated amortization of $2,243 and $583 as of September 30, 2007 and December 31, 2006, respectively)	13,360	8,333
Loan fees and leasing commissions (net of accumulated amortization of $2,369 and $559 as of September 30, 2007 and December 31, 2006, respectively)	23,142	16,109
Other assets (Note 9)	47,688	9,863

Total assets	$6,922,807	$3,040,037

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Liabilities:
Mortgages, notes and margins payable (Note 8)	$2,108,961	$1,107,113
Accounts payable	19,498	3,109
Accrued offering costs to related parties	3,184	3,557
Accrued offering costs to non-related parties	1,878	1,832
Accrued interest payable	1,982	941
Tenant improvement payable	2,092	2,667
Accrued real estate taxes	30,504	9,035
Distributions payable	24,887	8,099
Security deposits	3,004	1,587
Prepaid rental and recovery income and other liabilities	31,528	15,925
Acquired below market lease intangibles (net of accumulated amortization of $2,869 and $1,011 as of September 30, 2007 and December 31, 2006, respectively)	41,372	21,000
Restricted cash liability (Note 2)	16,101	41,387
Other financings (Note 1)	59,773	47,762
Due to related parties (Note 3)	7,666	2,390
Deferred income tax liability (Note 9)	1,506	1,393

Total liabilities	2,353,936	1,267,797

Minority interest (Note 1)	288,113	288,299

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 496,849,473 and 168,620,150 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	497	169
Additional paid in capital (net of offering costs of $508,337 and $178,012 as of September 30, 2007 and December 31, 2006, of which $483,739 and $159,357 was paid or accrued to affiliates as of September 30, 2007 and December 31, 2006, respectively)	4,446,907	1,504,503
Accumulated distributions in excess of net income (loss)	(150,743)	(41,201)
Accumulated other comprehensive income (loss)	(15,903)	20,470

Total stockholders' equity	4,280,758	1,483,941

Commitments and contingencies (Note 12)

Total liabilities and stockholders' equity	$6,922,807	3,040,037

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$76,694	$28,047	$191,811	$62,069
Tenant recovery income	15,440	6,382	41,144	11,040
Other property income	2,587	698	11,527	845
Lodging income	46,883	-	46,883	-

Total income	141,604	35,127	291,365	73,954
Expenses:
General and administrative expenses to related parties	1,707	811	4,624	1,977
General and administrative expenses to non-related parties	4,417	485	9,088	1,835
Property and lodging operating expenses to related parties	4,606	1,466	11,046	2,946
Property operating expenses to non-related parties	12,646	4,833	30,629	7,521
Lodging operating expenses	27,224	-	27,224	-
Real estate taxes	12,176	3,319	27,393	6,273
Depreciation and amortization	50,857	13,546	113,771	30,495
Business manager management fee	4,500	1,200	9,000	1,200

Total expenses	118,133	25,660	232,775	52,247

Operating income	$23,471	$9,467	$58,590	21,707

Interest and dividend income	26,949	6,343	64,922	13,221
Other income (loss)	(205)	(388)	254	227
Interest expense	(34,264)	(9,566)	(73,165)	(18,814)
Equity in earnings (loss) of unconsolidated entities	2,647	(170)	3,398	1,990
Impairment of investment in unconsolidated entities	(5,109)	-	(5,109)	-
Realized gain on investment securities, net	7,451	1,351	12,604	1,973

Income before income taxes and minority interest	$20,940	$7,037	$61,494	$20,304

Income tax benefit (expense) (Note 9)	(1,685)	104	(2,303)	(1,558)
Minority interest	(2,284)	(6,687)	(7,078)	(19,119)

Net income (loss) applicable to common shares	$16,971	$454	$52,113	$(373)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized gain (loss) on investment securities	(6,378)	9,688	(27,243)	9,377
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	(12,636)	32	(9,130)	(137)

Comprehensive income (loss)	$(2,043)	$10,174	$15,740	$8,867
Net income (loss) available to common shareholders per common share, basic and diluted	$.04	$.01	$.15	$(.01)
Weighted average number of common shares outstanding, basic and diluted	473,803,752	76,848,460	353,783,448	47,631,587

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

(Dollar amounts in thousands)

For the nine month period ended September 30, 2007

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2006	168,620,150	169	1,504,503	(41,201)	20,470	1,483,941

Net income applicable to common shares	-	-	-	52,113	-	52,113
Unrealized loss on investment securities	-	-	-	-	(27,243)	(27,243)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	(9,130)	(9,130)

Distributions declared	-	-	-	(161,655)	-	(161,655)
Proceeds from offering	319,975,645	320	3,192,862	-	-	3,193,182
Offering costs	-	-	(330,325)	-	-	(330,325)
Proceeds from distribution reinvestment program	9,021,332	9	85,697	-	-	85,706
Shares repurchased	(767,654)	(1)	(7,100)	-	-	(7,101)
Issuance of stock options and discounts on shares issued to affiliates	-	-	1,270	-	-	1,270

Balance at September 30, 2007	496,849,473	497	4,446,907	(150,743)	(15,903)	4,280,758

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss) applicable to common shares	$52,113	$(373)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by operating activities:
Depreciation	77,677	23,149
Amortization	34,432	7,282
Amortization of loan fees	5,251	332
Amortization on acquired above market leases	1,686	220
Amortization on acquired below market leases	(1,858)	(834)
Amortization of mortgage discount	1,074	50
Straight-line rental income	(8,636)	(2,770)
Straight-line rental expense	54	49
Other expense (income)	(111)	33
Minority interests	7,078	19,119
Equity in loss (earnings) of unconsolidated entities	(3,398)	(1,990)
Distributions from unconsolidated entities	4,198	833
Impairment of investment in unconsolidated entities	5,109	-
Discount on shares issued to affiliates	1,270	145
Realized gain on investments in securities, net	(12,604)	(1,973)
Changes in assets and liabilities:
Accounts and rents receivable	(8,317)	(5,451)
Accounts payable	3,104	421
Other assets	(4,828)	26
Accrued real estate taxes	5,804	6,025
Accrued interest payable	(26)	47
Prepaid rental and recovery income	6,501	(1,351)
Other liabilities	(6,995)	287
Deferred income tax liability	113	1,558
Security deposits	137	12

Net cash flows provided by operating activities	158,828	44,846

Cash flows from investing activities:
Purchase of Winston Hotels	(532,022)	-
Purchase of investment securities	(254,672)	(126,676)
Sale of investment securities	75,115	16,596
Restricted escrows	1,692	1,763
Rental income under master leases	341	157
Acquired in-place lease intangibles	(147,189)	(108,262)
Tenant improvement payable	(1,666)	(1,340)
Purchase of investment properties	(1,723,171)	(574,799)
Acquired above market leases	(6,713)	(5,961)
Acquired below market leases	22,230	14,818
Investment in development projects	(123,891)	-
Investment in unconsolidated joint ventures	(221,661)	-
Payment of leasing fees	(1,348)	-
Funding of notes receivable	(207,049)	(41,477)
Payoff of notes receivable	19,326	-
Other assets	(10,839)	(5,946)

Net cash flows used in investing activities	(3,111,517)	(831,127)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2007	September 30,2006
	(unaudited)	(unaudited)

Cash flows from financing activities:
Proceeds from offering	3,193,181	838,146
Shares repurchased	(7,101)	-
Payment of offering costs	(330,651)	(87,038)
Proceeds from mortgage debt and notes payable	694,347	319,395
Payoffs of mortgage debt	(20,194)	-
Principal payments of mortgage debt	(552)	(371)
Proceeds from margin securities debt	73,857	47,122
Payment of loan fees and deposits	(10,577)	(12,510)
Distributions paid, net of distributions reinvested	(59,161)	(6,303)
Distributions paid – MB REIT	(8,583)	(24,167)
Due from related parties	(169)	451
Due to related parties	5,276	(6,708)
Proceeds of issuance of preferred shares and common shares – MB REIT	-	40,125
Sponsor advances	-	(3,081)

Net cash flows provided by financing activities	3,529,673	1,105,061

Net increase in cash and cash equivalents	576,984	318,780
Cash and cash equivalents, at beginning of period	302,492	37,129

Cash and cash equivalents, at end of period	$879,476	$355,909

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(1,793,991)	$(875,702)
Tenant improvement liabilities assumed at acquisition	1,091	4,536
Real estate tax liabilities assumed at acquisition	12,479	600
Security deposit liabilities assumed at acquisition	1,280	695
Assumption of mortgage debt at acquisition	43,364	245,375
Mortgage discount recorded at acquisition	-	(2,937)
Asset retirement obligation liability recorded at acquisition	-	8,919
Assumption of lender held escrows at acquisition	595	(4,047)
Other financings	12,011	47,762

	(1,723,171)	(574,799)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2007	September 30, ,2006
	(unaudited)	(unaudited)

Purchase of Winston Hotels	(842,963)	-
Assumption of mortgage debt at acquisition	209,952	-
Assumption of minority interest at acquisition	1,319	-
Cash assumed at acquisition	65,978	-
Net liabilities assumed at acquisition	33,692	-

	(532,022)	-

Cash paid for interest	$66,441	$18,165

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$24,887	$4,464

Accrued offering costs payable	$5,062	$2,108

Write off of in-place lease intangibles, net	$1,747	$62

Write off of building and other improvements	$-	$180

Write off of above market lease intangibles, net	$185	$-

Write off of below market lease intangibles, net	$40	$-

Write off of loan fees	$3	$-

Discount on shares	$1,268	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2006, which are included in the Company's 2006 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in this Quarterly Report.

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering  (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

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

The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. The Company’s hotels are leased to certain of the Company’s taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation.

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
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

Consolidated entities

Minto Builders (Florida), Inc.

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  MB REIT is not considered a VIE as defined in FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT.  Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

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

Communities will pay the purchase price to Utley in three separate cash payments, the first $13,100 of which was paid upon closing.  Communities will pay the next $5,000 payment to Utley on the latter of the first day after the first anniversary of the closing date or the date on which Utley has presented development projects with aggregate development costs of $360,000 to Communities’ investment committee that either (1) have been approved by the committee or (2) have been rejected by the committee, but that satisfy certain investment criteria, subject to certain limitations.  Communities will pay the final $5,000 payment to Utley on the latter of the first day after the second anniversary of the closing date or the date on which Utley has presented development projects with aggregate development costs of $480,000 to Communities’ investment committee that either (y) have been approved by the committee or (z) have been rejected by the committee, but that satisfy certain investment criteria, subject to certain limitations.  These payments will be forfeited if not paid by the third anniversary of the closing date. The Company has guaranteed the payment of the first and second $5,000 payments by Communities to Utley and the limited partners, subject to the performance standards being satisfied.

Winston Acquisition

On July 1, 2007, the Company completed a merger with Winston Hotels, Inc., referred to herein as “Winston,” in which the Company purchased 100% of the outstanding shares of common stock and Series B preferred stock of Winston.  The transaction values Winston at approximately $841,644, which includes (i) the purchase of 100% of the outstanding shares of common stock of Winston  for $15.00 per share or $441,200, (ii) the purchase of the Series B preferred stock of Winston at $25.38 per share in cash, plus the accrued and unpaid dividends for $95,200, (iii) the purchase of 100 units of partnership interest in WINN Limited Partnership, the operating partnership of Winston for $19,500, (iv) an acquisition fee to the Business Manager of $19,793, (v) an $20,000 merger termination fee and reimbursement of expenses to Och-Ziff (vi) professional fees and other transactional costs of $2,307, (vii) the assumption of $209,952 of Winston’s outstanding debt and (viii) the assumption of $33,692 of accounts payable and accrued liabilities.  Certain amounts stated

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

above and the allocation of the purchase price to assets and liabilities related to the Winston acquisition are based on management’s best estimate, which are subject to adjustment within one year of the closing date of July 1, 2007.

The following unaudited condensed pro forma financial information is presented as if the acquisition of Winston had been consummated and leased as of January 1, 2006. The following unaudited condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of January 1, 2006 for the respective periods presented, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma	Proforma	Proforma
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Total income	$141,604	$83,027	$386,914	$208,484

Net income (loss)	$16,971	$3,617	$40,990 (1)	$(306)

Net income (loss) available to common shareholders per common share	$.04	$.05	$.12	$(.01)

(1)

this proforma net income includes certain historical Winston expenses related to non-recurring expenses of $3,882 for an extinguishment of debt, $5,322 for a loss on sale of note receivable and $10,793 of merger-related general and administrative expenses, which result in an effect of approximately $(.06) per share.

The Company's wholly owned indirect subsidiary, Inland American Winston Hotels, Inc., is the surviving entity of this merger.  A holding company, Inland American Lodging Group, Inc., owns 100% of the stock of the lodging subsidiary, including the 100 partnership units of WINN.

The Company has two taxable REIT subsidiaries, Barclay Hospitality Services Inc. ("Barclay Hospitality") and Barclay Holding, Inc. ("Barclay Holding") (collectively, "Barclay").  As a REIT, the Company generally cannot operate hotels.  The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts.  The Company’s third-party managers under management agreements have direct control of the daily operations of its hotels. As of September 30, 2007, Alliance Hospitality Management, LLC managed thirty-seven of the Company’s forty-four hotels, Marriott International managed six hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, managed one hotel.

Winston Consolidated entities

Through the acquisition of Winston, the Company acquired an interest in a joint venture, Gateway Hotel Associates, LLC (“Gateway”), with DeHoff Development Company that owns a 121-room Hilton Garden Inn.  The Company currently owns a 41.7% interest in both Gateway, which owns the hotel, and Gateway Hotel Associates Lessee, LLC, which leases the hotel from Gateway.  In addition, the Company has made a preferred equity investment of $2,200 in Gateway.  The Company’s preferred investment bears interest at 30-day LIBOR plus 11% per annum. Gateway is not considered a VIE as defined in FIN 46(R), however the Company has a controlling financial interest and the ability to control Gateway as managing member. Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

Through the acquisition of Winston, the Company acquired an interest in a joint venture, 131 East Redwood LLC (“Redwood”), with Redwood Center, LLC and Chevron TCI, Inc.  The Company currently owns a 0.1% interest in the joint venture.  Redwood leases the Hampton Inn & Suites Baltimore Inner Harbor hotel in Maryland from the Company.   Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating results from the operations of the hotel.  Redwood is considered a VIE as defined in FIN 46(R), and the Company is considered the primary beneficiary of Redwood. Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

Through the acquisition of Winston, the Company acquired an interest in a joint venture, Winston Kansas City, LP (“Kansas City”), with U.S. Bancorp Community Development Corporation (“US Banc”)  a 123-room Courtyard by Marriott hotel.   The Company currently owns a 0.21% interest in Kansas City, which owns the hotel, and a 100% interest in Barclay Holding, which leases the hotel from Kansas City.  Excluding a 2% priority payment return on US Banc’s investment, substantially all of the profit or loss generated by the joint venture is allocated to the Company.   Kansas City is not considered a VIE as defined in FIN 46(R), however the Company has a controlling financial interest and the ability to control Kansas City as managing member. Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

Village at Stonebriar LLC

On July 9, 2007, the Company, through a wholly owned subsidiary, entered into an agreement with third parties (together referred to herein as the “Class A Members”) to form a joint venture to be known as the Village at Stonebriar LLC (“Stonebriar”).  Stonebriar acquired two tracts of land located in Plano, Texas, and intends to develop and construct a commercial retail shopping center on that land in three phases.  The total cost of acquiring and developing the land is expected to be approximately $55,000 for the first two phases of the project, and approximately $66,000 for the third phase of the project. Stonebriar has entered into an approximately $59,800 loan with an unaffiliated thirty party to fund the costs of acquiring and developing the first two phases of the project.  This loan bears interest based on a floating rate of thirty-day LIBOR plus 200 basis points per annum and matures on September 10, 2010.

As of September 30, 2007, the Company had contributed $20,000 to Stonebriar.  The Company may be required to contribute an additional $11,300 to the Stonebriar if the Class A Members determine that an additional contribution is necessary to complete the project.  The Class A Members have contributed their rights, title and interest related to this development project.

The Company's capital contribution will entitle it to a preferred distribution equal to 12% per annum.  After the Company has received its preferred distribution and each member has been repaid in connection with any loans that it made to the venture, each of the Class A Members will receive 50% of the remaining net cash from the venture’s operations.  Stonebriar is considered a VIE as defined in FIN 46R, and the Company is considered the primary beneficiary of Stonebriar.  Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

Stone Creek Crossing, L.P.

On September 24, 2007, the Company, through a wholly owned subsidiary, entered into an agreement with Direct Retail, L.L.C. (referred to herein as “Direct Retail”) to form “Stone Creek Crossing GP, L.L.C.,” referred to herein as the “general partner.”  Also on September 24, 2007, the general partner, the Company’s subsidiary and S&D Investments 06-4, J.V., an unaffiliated third party (referred to herein as “S&D”), entered into an agreement to form a joint venture to be known as “Stone Creek Crossing, L.P.”  The purpose of the venture is to acquire certain land located in San Marcos,

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

Texas and then to develop and construct a commercial real estate shopping center on that land in two phases.  The venture has a term of ten years.

The total cost of acquiring and developing the land is expected to be approximately $76,100 for both phases of the project. On October 1, 2007, the Company contributed $25,762, or 100% of the capital, to the venture.  Also on October 1, 2007, the venture entered into an approximately $38,600 loan with an unaffiliated third party to fund another portion of the development costs.  This loan bears interest based on a floating rate of thirty-day LIBOR plus 225 basis points per annum, equal to an effective interest rate of 7.37% as of October 1, 2007, and matures on October 1, 2010.  The venture anticipates funding the remaining costs to develop the property by selling certain parcels of the land as well as certain site work reimbursements from Target Corporation and J.C. Penny Properties, Inc.

The venture is required to pay the Company a 11% cumulative return on our capital contribution until the aggregate capital contribution has been reduced to zero; and thereafter, to S&D. The general partner will manage the business of the venture, and all of the individual management duties have been specifically delegated to Direct Retail, except for major decisions.

Other

The Company has ownership interests of 67% to 80% in LLCs which own eleven shopping centers.  These entities are considered VIEs as defined in FIN 46(R), and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain a put/call provision which grants the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in the LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

Unconsolidated entities

Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected on the consolidated balance sheets and the consolidated statements of operations.

Net Lease Strategic Assets Fund L.P.

On August 10, 2007, the Company entered into a newly-formed joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC, each an affiliate of Lexington Realty Trust (NYSE: “LXP”), referred to herein as “Lexington,” to form Net Lease Strategic Assets Fund L.P. (“Net Lease”).  The purpose of the joint venture is to acquire a diverse portfolio of properties, including office and industrial buildings, call centers and manufacturing properties. The venture will have a term of seven years, subject to a two-year extension.  As of September 30, 2007, the Company had not made any contribution to the venture.

On November 5, 2007, the Company and Lexington, agreed to amend certain terms of Net Lease.  Under the amended terms of the venture, the Company initially will contribute approximately $250,000 to the venture and LMLP will contribute approximately $3,000 for capital expenditures.  Net Lease intends to acquire fifty-three primarily single-tenant net leased assets from Lexington and its subsidiaries, referred to herein as the “Initial Properties,” for an aggregate

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

purchase price of $940,000 (including the assumption of non-recourse first mortgage financing totaling $450,100 secured by certain of the assets). The Initial Properties contain an aggregate of more than eight million net rentable square feet, and are located in twenty-eight states. The Company and LMLP intend to invest an additional $127,500 and $22,500, respectively, in the venture to acquire additional specialty single-tenant “triple-net” leases generally with ten year average remaining terms.  A “triple-net” lease is a lease requiring the tenant to pay, in addition to rent, all taxes, insurance and maintenance expenses that arise from use of the property. Assuming mortgage financing of 70% of acquisition cost, the venture anticipates acquiring up to $1,400,000 of assets during the investment period.  The purchase of each of the Initial Properties is subject to satisfaction of conditions precedent to closing, including obtaining certain consents and waivers, the continuing financial solvency of the tenants and certain other customary conditions. Accordingly, there is no assurance that these acquisitions will be completed by the venture.  If the venture does not complete the acquisitions of the Initial Properties, the Company will not make its initial contribution. In lieu of the venture negotiating with third party lenders to borrow or assume additional monies to purchase the Initial Properties, LMLP also will contribute an amount not to exceed $216,200 toward the acquisition of the Initial Properties in exchange for a preferred equity interest in the venture.  As the Initial Properties are refinanced or sold, the venture will pay LMLP an amount equal to 125% of its preferred equity contribution allocated to that asset until the entire amount allocated to that asset has been repaid, provided that any unpaid portion of our 9% preferred return first is paid to us.  Any portion of LMLP’s preferred equity contribution that remains outstanding after the sale or refinancing of the Initial Properties is required to be repaid on November 5, 2017.

The Company’s investment of $250,000 will entitle us to a preferred dividend equal to 9% per annum, paid quarterly.  After the Company has received its preferred dividend, LMLP will be entitled to receive (1) a 6.5% return on its preferred equity contribution, (2) a 9% return on all other contributions, which for these purposes are equal to its $22,500 investment plus 15% of the equity value of any asset contributed to the venture and (3) preferred distributions until the point at which the entire amount of its preferred equity is redeemed.  Next, the Company and LMLP, respectively, will be entitled to receive distributions until the point at which the Company has received distributions equal to the amount of capital the Company has invested (excluding, with respect to LMLP, its preferred equity contribution), which will include any acquisition fees that the Company has paid.  After the capital has been returned, the Company and LMLP will be entitled to certain incentive distributions.

The general partner of the venture, LMLP GP LLC, will manage the day-to-day operations of the venture.  However, certain “major decisions,” such as: acquiring any assets other than the Initial Properties; selling or disposing of any asset in which the venture holds a direct or indirect interest, except in accordance with the right of first offer and buy/sell provisions discussed below; financing or refinancing any asset in which the venture holds a direct or indirect interest, or incurring debt secured by these assets; or winding up or dissolving the venture, will require the approval of four members of the venture’s executive committee, which is comprised of three members designated by LMLP and two members designated by the Company.

The venture will pay Inland Mortgage Brokerage Corporation, an affiliate of our Business Manager (“IMBC”), a debt placement fee in connection with obtaining first mortgage financing secured by certain of the venture’s assets.   The debt placement fee paid to IMBC will be equal to 0.20% of the original principal amount of each first mortgage financing secured by an asset less any other fees the venture is required to pay to a mortgage broker for obtaining the financing.

If the venture does not complete the acquisition of at least thirty-five of the Initial Properties by March 1, 2008, the venture will be dissolved and any properties owned by the venture at that time will be sold, and the proceeds distributed as described above.

If, during the term of the venture, the Company or LMLP desire to sell its interest in the venture or cause the venture to sell a certain asset, the Company or LMLP, as the case may be, must first offer the interest or asset to the other partner, and, if the other partner does not accept the terms and price offered, the Company or LMLP may sell the interest or asset to a third party for on terms equal to or greater than those offered to the other partner.  Similarly, the Company or LMLP

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

may offer to purchase from the other partner certain or all of the venture’s assets in accordance with specific provisions forth in the venture agreement.

Cobalt Industrial REIT II

On June 29, 2007, the Company entered into a shareholders agreement with Cobalt Industrial REIT II, referred to herein as “Cobalt”, a private REIT, and an affiliate of Cobalt Capital Partners, L.P., referred to herein as “Cobalt Partners”. Cobalt acquires, develops and redevelops industrial properties located in major metropolitan markets in the United States. Under the shareholders agreement the Company has committed to invest, over a thirty-month period through a wholly-owned subsidiary, Inland American Cobalt Investors, L.L.C., up to $149,000 in shares of common beneficial interest. Cobalt Partners will manage Cobalt’s day-to-day affairs subject to the oversight of a “board of trust managers” comprised of seven members, including one member that the Company has the right to designate for election by Cobalt’s stockholders.

Cobalt was initially formed on December 22, 2006 by its advisor and other investors not including Inland American Cobalt Investors, L.L.C.  Cobalt intends to acquire its properties over a three-year period with the total duration not to exceed eight years plus two one-year extensions, referred to herein as the “Holding Period.”  The Company's investment gives it the right to a preferred dividend equal to 9% per annum, as well as a preference in the event of any liquidation, dissolution or winding up of Cobalt.  Upon the expiration or earlier termination of the Holding Period, Cobalt and the Advisor will cause Cobalt to commence the orderly liquidation of the assets in accordance with the shareholders agreement.  Throughout the Holding Period, the Company will also have the right to dispose of its shares in accordance with the provision of the shareholders agreement.

Cobalt is not considered a VIE as defined in FIN 46(R), however, the Company does have significant influence over, but does not control, Cobalt.  The Company's partner manages the day-to-day operations of the properties and holds key management positions.  Therefore, this entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company invested $35,283 into Cobalt.

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

LIP is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, LIP; therefore LIP is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company invested $132,184 into LIP.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

D.R. Stephens Institutional Fund, LLC

On April 27, 2007, the Company entered into a joint venture agreement with a venture known as the D. R. Stephens Institutional Fund, LLC (the "Fund").  The Fund has been formed to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement the Company will invest approximately $90,000 representing approximately 90% ownership.  The Company is entitled to a preferred return on its "unreturned capital contribution" equal to 8.5% per annum, on a cumulative basis, compounding quarterly prior to any distributions being paid to the joint venture partner.  The Fund will terminate no later than April 27, 2014 unless extended by the members, for not more than two successive one year periods.

The Fund is not considered a VIE as defined in FIN 46(R), however, the Company does have significant influence over, but does not control, the Fund.  The Company's partner manages the day-to-day operations of the properties and holds key management positions.  Therefore, the Fund is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company had invested $40,956 into the Fund.

Winston Unconsolidated Entities

Through the acquisition of Winston, the Company acquired an interest in a joint venture, New Stanley Associates, LLP (“Stanley”), with Stanley Holdings, LLC that owns the Stanley Hotel in Estes Park, CO.  The Company currently owns a 60% interest in both Stanley, which owns the hotel, and New Stanley Associates Lessee, LLC, which leases the hotel from Stanley.   Stanley is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, Stanley; therefore Stanley is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company had invested $9,256 into Stanley.

Through the acquisition of Winston, the Company acquired an interest in a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill”), with Chapel Hill Investments, LLC.  The Company currently owns a 48.78% interest in both Chapel Hill, which owns the Chapel Hill, NC Courtyard by Marriott, and Chapel Hill Lessee Company, LLC, which leases the hotel.    The Company has also invested $1,150 in exchange for a preferred equity interest in Chapel Hill.  The Company’s preferred investment bears interest at 30-day LIBOR plus 5.885%.  Chapel Hill is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, Chapel Hill; therefore Chapel Hill is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company had invested $9,529 into Chapel Hill.

Through the acquisition of Winston, the Company acquired an interest in a joint venture,  Marsh Landing Hotel Associates, LLC (“Marsh Landing”), with Marsh Landing Investments, LLC.   The Company currently owns a 49% interest in both Marsh Landing, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC, which leases the hotel from Marsh Landing. Marsh Landing is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, Marsh Landing; therefore Marsh Landing is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company had invested $4,762 into Marsh Landing.

Through the acquisition of Winston, the Company acquired an interest in a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville”), with Skyline Hotel Investors, LLC (“Skyline”).  Jacksonville is building a 120-room Courtyard by Marriott in Jacksonville, FL for approximately $15,100.  Jacksonville plans to open the hotel in the fourth quarter of 2007.  The Company owns a 48% interest in both Jacksonville, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC, which will lease the hotel from Jacksonville.  Jacksonville is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, Jacksonville;

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

therefore Jacksonville is not consolidated by the Company and the equity method of accounting is used to account for this investment.  As of September 30, 2007, the Company had invested $2,688 into Jacksonville.

On September 20, 2007, the Company entered into a joint venture agreement with CCC Homewood Hotel Investors to form Inland CCC Homewood Hotel LLC (“Homewood”).  The Company will have a 95% interest in Homewood.  Homewood has entered into a separate joint venture agreement, with B&B Hotel, LLC, to form Homewood Hotel Associates LLC (“Homewood Hotel”) for the purpose of developing a 111 room hotel in Homewood, Alabama.  Homewood will have an 83% interest in Homewood Hotel.  As of September, 30, 2007 Homewood Hotel has acquired a land parcel for future development of the hotel and the Company had invested $1,402 into Homewood. Homewood is not considered a VIE as defined in FIN 46(R), however the Company does have significant influence over, but does not control, Homewood; therefore Homewood is not consolidated by the Company and the equity method of accounting is used to account for this investment.

Feldman Mall Properties, Inc.

On April 10, 2007, the Company entered into an agreement to purchase up to 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. (NYSE: FMP) ("Feldman"), a self-administered and self-managed real estate investment trust that focuses on acquiring and renovating underperforming or distressed shopping malls.  Pursuant to the agreement with Feldman, the Company has agreed to purchase series A preferred stock at a price of $25.00 per share, for a total investment of $50,000.  The Company was required to purchase and did purchase 600,000 shares of the series A preferred stock by April 30, 2007.  The Company must purchase the remaining shares of the series A preferred stock by April 10, 2008.  As of September 30, 2007, the Company had purchased 600,000 shares of the Feldman series A preferred stock.

The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  If approved by a vote of the majority of Feldman’s common stockholders, the Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after September 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Feldman has agreed to seek approval to convert the series A preferred stock into common stock. Furthermore, the series A preferred stock grants the Company one seat on the Board of Directors of Feldman. This investment is recorded in investment in unconsolidated entities on the Consolidated Balance Sheet and the preferred return is recorded in equity in earnings of unconsolidated entities on the Consolidated Statement of Operations.

Because the Company has the ability to significantly influence Feldman through a seat on the Board of Directors of Feldman, the Company’s investment in common stock of Feldman is retrospectively accounted for under the equity method of accounting. Such investment in common stock was previously accounted for as an investment in marketable securities. As a result of the retrospective application of the equity method to the investment in Feldman common shares, certain amounts as of December 31, 2006 were adjusted as follows: investment in marketable securities was decreased by $15,989, investment in unconsolidated entities was increased by $15,482, total assets decreased by $507, accumulated distributions in excess of net income (loss) was increased by $681, accumulated other comprehensive income was decreased by $1,188 and total stockholders’ equity decreased by $507. The 2006 amounts for the statement of operations and other comprehensive income were adjusted as follows: for the three and nine months ended September 30, 2006, interest and dividend income were decreased by $292 and $833 and the equity in earnings of unconsolidated entities was increased (decreased) by $(170) and $1,990, respectively, unrealized gain (loss) on investment securities was increased by $1,213 and $974, respectively, and net income (loss) applicable to common shares increased by $0.00 and $0.02, respectively.

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

analysis considers the investment positions in relation to the underlying business and activities of the Company's investment.  Based on recent net losses and declines in the common stock price of Feldman, the Company has recognized a $5,109 impairment loss on its investment in unconsolidated entities.

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

The Company considers FASB Interpretation No. 46(R) (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and SOP 78-9: “Accounting for Investments in Real Estate Ventures,” to determine the method of accounting for each of its partially-owned entities.  In instances where the Company determines that a joint venture is not a VIE, the Company first considers EITF 04-05.  The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partner is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership and as such overcome the presumption of control by the general partner and consolidation by the general partner.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentations.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary for a fair presentation of the financial statements for the interim periods have been made.

In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of September 30, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at September 30, 2007 and December 31, 2006 consists of common stock investments that are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," or SFAS No. 115 and EITF 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, for an impaired security the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Notes receivable are considered for impairment in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of September 30, 2007.

The application of the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the nine months ended September 30, 2007 and September 30, 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,686 and $220 was applied as a reduction to rental income for the nine months ended September 30, 2007 and September 30, 2006, respectively.  Amortization pertaining to the below market lease costs of $1,858 and $384 was applied as an increase to rental income for the nine months ended September 30, 2007 and September 30, 2006, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $34,311 and $7,278 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of September 30, 2007, no amount has been allocated to customer relationship value.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

Amortization of:	2007	2008	2009	2010	2011	Thereafter
Acquired above
market lease costs	$(687)	(2,449)	(2,020)	(1,877)	(1,550)	(4,777)

Acquired below
market lease costs	817	2,807	2,663	2,595	2,511	29,979

Net rental income
Increase	$130	358	643	718	961	25,202

Acquired in-place lease
Intangibles	$15,605	52,875	44,655	39,894	34,296	131,406

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. The assets and liabilities of the acquired entities are recorded by the Company using the fair value at the date of the transaction. Any additional amounts are allocated to intangible assets and goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible assets acquired and liabilities assumed. The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value. As of September 30, 2007 and December 31, 2006, the carrying amounts of identified intangible assets resulting from the acquisition of a business were $2,868 and $0, respectively. Such amounts are included in “other assets” on the consolidated balance sheets. No amounts have been allocated to goodwill as of September 30, 2007 and December 31, 2006, respectively.

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $5,651 and earnout escrows of $14,477.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Restricted cash and offsetting liability consist of funds received from investors that have not been executed to purchase shares and funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, AT&T, Inc., accounted for 17% of consolidated rental revenues for the nine months ended September 30, 2007.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.  No amounts remain unpaid as of September 30, 2007.

The estimated fair value of the Company's mortgage debt was $1,872,268 and $1,047,064 as of September 30, 2007 and December 31, 2006, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

September 30, 2007

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

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement."  A consensus was reached that entities may adopt a polity of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales net of sales taxes.  Adoption on January 1, 2007 did not have an effect on the Company's policy related to sales taxes and therefore, did not have an effect on the Company's consolidated financial statements.

(3)  Transactions with Related Parties

As of September 30, 2007 and December 31, 2006, the Company had incurred $508,337 and $178,012 of offering costs, respectively, of which $483,739 and $159,357, respectively, was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of September 30, 2007 and December 31, 2006, the offering costs for the initial offering did not exceed the 4.5% and 15% limitations.  The Company anticipates that second offering costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $324,382 and $80,736 for the nine months ended September 30, 2007 and 2006, of which $3,184 and $3,557 was unpaid as of September 30, 2007 and December 31, 2006, respectively, and are included in the offering costs described above.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the nine months ended September 30, 2007 and 2006, the Company reimbursed $6,750 and $2,940 of these costs, respectively, of which $2,565 and $2,390 remained unpaid as of September 30, 2007 and December 31, 2006, respectively.

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for the Company and 200 dollars per month, per loan for MB REIT.  For the nine months ended September 30, 2007 and 2006, fees totaled $114 and $30, respectively, none of which remained unpaid as of September 30, 2007 and December 31, 2006.

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the nine months

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

ended September 30, 2007 and 2006, the Company paid loan fees totaling $1,445 and $1,186 respectively, to this related party.  None remained unpaid as of September 30, 2007 and December 31, 2006.

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the nine months ended September 30, 2007, our average invested assets were $5,387,420 and our operating expenses, as defined, were $20,930 or 0.39% of average invested assets.  The Company incurred fees of $9,000 and $1,200 for the nine months ended September 30, 2007 and September 30, 2006, respectively, of which none remained unpaid as of September 30, 2007 and December 31, 2006.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $9,000 and $1,200 paid for the nine months ended September 30, 2007 and 2006.

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  The Company incurred fees of $20,120 for the nine months ended September 30, 2007, of which $4,500 remained unpaid as of September 30, 2007.  No fees were incurred for the nine months ended September 30, 2006 and no fees remained unpaid as of December 31, 2006.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.  The Company incurred and paid property management fees of $11,046 and $2,946 for the nine months ended September 30, 2007 and 2006. The fees have been recorded in property operating expenses to related parties on the Consolidated Statement of Operations for the nine months ended September 30, 2007 and 2006, respectively.  None remained unpaid as of September 30, 2007 and December 31, 2006.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 2,014,147 and 160,416 shares to related parties and recognized an expense related to these discounts of $1,268 and $141 for the nine months ended September 30, 2007 and 2006, respectively.

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $1,588 and $565 during the nine months ended September 30, 2007 and 2006, respectively, of which $413 and $1,521 remained unpaid as of September 30, 2007 and December 31, 2006, respectively.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

As of September 30, 2007, the Company owed funds to related parties of the Business Manager in the amount of $7,666 for reimbursement of general and administrative costs, monies paid on the Company's behalf and acquisition fees.

(4)  Notes Receivable

The Company's notes receivable balance of $258,027 as of September 30, 2007 consisted of six installment notes from unrelated parties that mature on various dates through May 2012 and seven installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land and shopping center and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 13.27% per annum.  For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded interest income from notes receivable of $12,195 and $35, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

(5)  Investment Securities

Investment in securities of $299,232 at September 30, 2007 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on September 30, 2007, the Company has accumulated other comprehensive income (loss) of $(15,903), which includes gross unrealized losses of $20,936.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $195,886 as of September 30, 2007.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three and nine months ended September 30, 2007 and 2006, the Company realized gains of $12,767 and $18,788 and $1,351 and $1,973, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the three and nine months ended September 30, 2007, the Company recorded a write-down of $5,316 and $6,184 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain on securities, net on the Consolidated Statement of Operations.  No write-downs were recorded for the three and nine months ended September 30, 2006.  Dividend income is recognized when earned. During the three and nine months ended September 30, 2007 and 2006, dividend income of $6,228 and $14,259 and $2,100 and $4,099, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of September 30, 2007, the Company has recorded a payable of $121,788 for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At September 30, 2007, this rate was 6.133%.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

Interest expense in the amount of $1,939 and $4,027 and $877 and $1,666 was recognized in interest expense on the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the nine months ended September 30, 2007 and 2006, the Company issued 2,500 and 17,500 options to its independent directors, respectively.  As of September 30, 2007 and December 31, 2006, there were a total of 20,000 and 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.44 on the date of the grant using the Black Scholes option-pricing model.   During the nine months ended September 30, 2007 and 2006, the Company recorded $2 and $4, respectively, of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $341 and $157 during the nine months ended September 30, 2007 and 2006, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2007	$261,469	*
2008	301,073
2009	288,346
2010	272,028
2011	251,243
Thereafter	1,652,799
Total	$3,026,958

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

September 30, 2007

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

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the nine months ended September 30, 2007 and 2006, ground lease rent was $516 and $161, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2007	$576	*
2008	577
2009	578
2010	584
2011	585
Thereafter	32,394
Total	$35,294

* For the twelve month period from January 1, 2007 through December 31, 2007.

(8) Mortgages and Margins Payable

Mortgage loans outstanding as of September 30, 2007 were $1,989,618 and had a weighted average interest rate of 5.51%.  Properties with a net carrying value of $3,083,373 at September 30, 2007 and related tenant leases are pledged as collateral. As of September 30, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,684,803
Variable rate debt (mortgage loans)	-	-	-	28,027	14,423	21,824

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.51%
Variable rate debt (mortgage loans)	-	-	-	7.22%	7.33%	7.27%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of September 30, 2007, the Company was in compliance with such covenants.

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2,446 and $3,520, net of accumulated amortization, was outstanding at September 30, 2007 and December 31, 2006.

During the third quarter of 2007 based on language related to material adverse change in the market contained in certain of our blind rate lock agreements lenders did not honor outstanding rate lock agreements we had with them on future unidentified property acquisitions.  Due to these circumstances, the Company expensed approximately $5.0 million dollars in rate lock deposits and breakage fees.  These costs are included in interest expense in the consolidated statement of operations for the three and nine months ended September 30, 2007.

The Company has purchased a portion of its securities through margin accounts.  As of September 30, 2007, the Company has recorded a payable of $121,789 for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 50 basis points.  At September 30, 2007, this rate was equal to 6.133%.

 (9) Income Taxes

Deferred Tax Liability

For the state of Texas "margin tax", which is considered an income-based tax, the Company has recorded a net deferred tax liability of $1,506 and $1,393 as of September 30, 2007 and December 31, 2006, respectively, and deferred income tax expense (benefit) related to temporary differences of $113 and $(104) for the nine  months ended September 30, 2007 and 2006, respectively.  The Company recorded a current tax liability and income tax expense of $374 as of and for the nine months ended September 30, 2007.  The remaining $1,011 of expense relates to other state and local taxes for the nine months ended September 30, 2007.  The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

Deferred Tax Asset

The Company’s Taxable REIT Subsidiaries (TRS) are subject to federal and state income taxes.  As of September 30, 2007, the TRS' have cumulative future income tax deductions of approximately $22,176 consisting of accumulated net operating losses and lease acquisition costs expensed for GAAP purposes, but amortizable for tax purposes.  The gross deferred tax asset associated with these future tax deductions is approximately $8,272.  The TRS' have recorded a

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

valuation allowance equal to $4,275 of the gross deferred tax asset due to the uncertainty of realizing the benefit of the net operating loss and lease acquisition costs asset which is recorded in other assets on the consolidated balance sheet. For the three and nine months ended September 30, 2007, the Company recorded federal, state and local tax expense of $805 related to the TRS federal taxable income of $2,356 before income tax expense. The Company has estimated its income tax expense using a combined federal and state rate of 38%.

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at September 30, 2007 are as follows:

2007
Deferred tax assets:
Net operating loss	$4,820
Lease acquisition costs	3,452

8,272
Valuation allowance	(4,275)

Net realizable deferred tax asset	$3,997

Net operating loss carryforwards for federal and state income tax purposes amounting to $3,843, $7,725, and $1,355 expire in 2023, 2024 and 2025, respectively.

 (10)  Segment Reporting

The Company has five business segments: Office, Retail, Industrial, Lodging and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense or interest and other investment income from corporate investments.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The following table summarizes net property operations income by segment for the three months ended September 30, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$73,493	$24,750	$33,799	$10,865	$-	$4,079
Straight-line rents	3,104	1,519	818	767	-	-
Amortization of acquired above and below market leases, net	97	(161)	353	(95)	-	-
Total rentals	$76,694	$26,108	$34,970	$11,537	$-	$4,079

Tenant recoveries	15,440	6,901	7,756	783	-	-
Other income	2,587	1,330	746	9	-	502
Lodging operating income	46,883	-	-	-	46,883	-
Total revenues	$141,604	$34,339	$43,472	$12,329	$46,883	$4,581

Operating expenses	$56,652	$10,122	$13,235	$1,377	$29,687	$2,231
Total operating expenses	56,652	10,122	13,235	1,377	29,687	2,231

Net property operations	$84,952	$24,217	$30,237	$10,952	$17,196	$2,350

Depreciation and amortization	$(50,857)
Business manager management fee	$(4,500)
General and administrative	$(6,124)
Interest and other investment income	$26,949
Interest expense	$(34,264)
Income tax expense	$(1,685)
Other income	$7,246
Equity in earnings of unconsolidated entities	$2,647
Impairment on investment in unconsolidated entities	$(5,109)
Minority interest	$(2,284)

Net income applicable to common shares	$16,971

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The following table summarizes net property operations income by segment for the three months ended September 30, 2006.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$26,442	$10,956	$14,610	$406	$-	$470
Straight-line rents	1,280	680	579	21	-	-
Amortization of acquired above and below market leases, net	325	(84)	409	-	-	-
Total rentals	$28,047	$11,552	$15,598	$427	$-	$470

Tenant recoveries	6,382	2,232	4,113	37	-	-
Other income	698	300	347	-	-	51
Lodging operating income	-	-	-	-	-	-
Total revenues	$35,127	$14,084	$20,058	$464	$-	$521

Operating expenses	$9,618	$3,768	$5,511	$61	$-	$278
Total operating expenses	9,618	3,768	5,511	61	-	278

Net property operations	$25,509	$10,316	$14,547	$403	$-	$243

Depreciation and amortization	$(13,546)
Business manager management fee	$(1,200)
General and administrative	$(1,296)
Interest and other investment income	$6,343
Interest expense	$(9,566)
Income tax benefit	$104
Other income	$963
Equity in earnings (loss) of unconsolidated entities	$(170)
Minority interest	$(6,687)

Net income applicable to common shares	$454

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The following table summarizes net property operations income by segment for the nine months ended September 30, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$183,150	$68,699	$78,069	$28,220	$-	$8,162
Straight-line rents	8,636	4,090	2,297	2,249	-	-
Amortization of acquired above and below market leases, net	25	(553)	815	(237)	-	-
Total rentals	$191,811	$72,236	$81,181	$30,232	$-	$8,162

Tenant recoveries	41,144	18,088	21,360	1,696	-	-
Other income	11,527	4,466	1,487	4,776	-	798
Lodging operating income	46,883	-	-	-	46,883	-
Total revenues	$291,365	$94,790	$104,028	$36,704	$46,883	$8,960

Operating expenses	$96,292	$27,557	$31,343	$3,495	$29,687	$4,210
Total operating expenses	96,292	27,557	31,343	3,495	29,687	4,210

Net property operations	$195,073	$67,233	$72,685	$33,209	$17,196	$4,750

Depreciation and amortization	$(113,771)
Business manager management fee	$(9,000)
General and administrative	$(13,712)
Interest and other investment income	$64,922
Interest expense	$(73,165)
Income tax expense	$(2,303)
Other income	$12,858
Equity in earnings of unconsolidated entities	$3,398
Impairment on investment in unconsolidated entities	$(5,109)
Minority interest	$(7,078)

Net income applicable to common shares	$52,113

Balance Sheet Data:
Real estate assets, net	$4,940,623	$1,240,853	$1,999,060	$754,330	$734,528	$211,852
Capital expenditures	9,540	1,625	1,561	-	6,317	37
Non-segmented assets	1,972,644
Total assets	$6,922,807

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The following table summarizes net property operations income by segment for the nine months ended September 30, 2006.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$58,686	$24,618	$31,848	$1,119	$-	$1,101
Straight-line rents	2,770	1,470	1,240	60	-	-
Amortization of acquired above and below market leases, net	613	(104)	717	-	-	-
Total rentals	$62,069	$25,984	$33,805	$1,179	$-	$1,101

Tenant recoveries	11,040	2,386	8,543	111	-	-
Other income	845	308	423	-	-	114
Lodging operating income	-	-	-	-	-	-
Total revenues	$73,954	$28,678	$42,771	$1,290	$-	$1,215

Operating expenses	$16,740	$4,625	$11,436	$172	$-	$507
Total operating expenses	16,740	4,625	11,436	172	-	507

Net property operations	$57,214	$24,053	$31,335	$1,118	$-	$708

Depreciation and amortization	$(30,495)
Business manager management fee	$(1,200)
General and administrative	$(3,812)
Interest and other investment income	$13,221
Interest expense	$(18,814)
Income tax expense	$(1,558)
Other income	$2,200
Equity in earnings of unconsolidated entities	$1,990
Minority interest	$(19,119)

Net loss	$(373)

Balance Sheet Data:
Real estate assets, net	$1,711,678	$794,095	$876,181	$23,057	$-	$18,345
Capital expenditures	6	-	6	-	-	-
Non-segmented assets	641,505
Total assets	$2,353,189

The Company does not derive any of its consolidated revenue from foreign countries and has one major tenant, AT&T, Inc., which individually accounted for 17% and 28% of the Company's consolidated rental revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

(11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the nine months ended September 30, 2007 and the net loss incurred for the nine months ended September 30, 2006, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive because of a net loss or immaterial because of the immaterial number of common stock equivalents.

The basic and diluted weighted average number of common shares outstanding was 353,783,448 and 47,631,587 for the nine months ended September 30, 2007 and 2006.

(12)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $24,237 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of September 30, 2007, the Company has approximately $3,647 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.620% to 6.340% on approximately $350,233 in principal and locked the 5 year treasury rate of 4.676% on $50,000 of principal.

As of September 30, 2007, the Company had outstanding commitments to purchase approximately $2,500,000 of real estate properties (including the Apple assets as described in Note 13) through March 31, 2008 and fund approximately $500,000 into joint ventures or mortgage notes.  The Company intends on funding these acquisitions with cash on hand of approximately $879,000, anticipated capital raised through our second offering of approximately $1,015,000 (net of offering costs) through March 31, 2008 and financing proceeds from assuming debt related to some of the acquisitions or financings that have been rate locked for specific identified properties that the Company has purchased or are included in the amount above of $1,520,000.  There can be no assurance that the Company will raise the capital from its second offering or that lenders will honor their lending commitments.

Over the next seven years, the Company is required to fund up to approximately $619,000 into its joint ventures.

(13)  Subsequent Events

The Company paid distributions of $24,887 to its stockholders in October 2007.

The Company issued 22,373,373 shares of common stock and repurchased 99,640 shares of common stock through the Company's share repurchase program from October 1, 2007 through November 7, 2007, resulting in a total of 519,123,206 shares of common stock outstanding. As of November 7, 2007, subscriptions for a total of 506,345,182 shares were received, resulting in total gross offering proceeds of approximately $4,977,000 and an additional 12,778,024 shares were issued pursuant to the DRP for $121,391 of additional gross proceeds.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

On October 16, 2007, the Company granted 3,000 shares to Thomas Glavin, an Independent Director appointed to the Board of Directors on October 16, 2007.

The Company has acquired the following properties during the period October 1, 2007 through November 7, 2007.  The respective acquisitions are summarized in the table below.

Date		Year	Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
10/10/07	Penn Park Oklahoma City, OK	2004-2005	40,000	231,140	Marshalls, Circuit City Ross, Mardels, Michaels

10/15/07	Hilton Garden Inn-Chelsea New York, NY	2007	55,000	N/A	N/A

10/19/07	Streets of Cranberry Cranberry Township, PA	2006	38,731	107,500	Old Navy

10/26/07	Bradley-Union Venture Westchester, OH	1999	64,800	970,168	Cornerstone Brands, Inc.

10/29/07	Cityville Carlisle (land) Dallas, TX	N/A	3,968	2.276 acres	N/A

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from October 1, 2007 through November 7, 2007, the Company funded earnouts totaling $3,530 at three of the existing properties and the Company's joint venture partner contributed an earnout of $433 into the joint venture.

The mortgage debt financings obtained subsequent to September 30, 2007, are detailed in the list below.

Date Funded	Property	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
10/10/07	Penn Park *	5.880%	11/01/17	31,000
10/10/07	Encino Canyon Apartments	5.870%	11/01/17	12,000
10/12/07	Bradley Portfolio - Pool C	6.343%	11/01/17	38,315
10/17/07	Seven Palms Apartments	5.620%	11/01/17	18,750
10/19/07	Streets of Cranberry *	LIBOR + 1.50%	04/01/11	24,425
10/26/07	Bradley - Union Venture *	5.540%	01/01/13	38,421
	* Assumed at Acquisition

During the month of October, the Company funded $12,589 to the D.R. Stephens Institutional Fund, LLC.

On October 1, 2007, the Company funded $26,362 into the Stone Creek Crossing joint venture.

On October 1, 2007, the Company paid off its note receivable participation of $10,369 to Inland Real Estate Corporation.

On October 22, 2007, the Company purchased an additional 800,000 shares of preferred Series A stock in Feldman Mall Properties for an investment of $20,000.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

On October 30, 2007, the Company funded $12,408 into the LIP joint venture.

In connection with the Company's acquisition of Winston, on July 1, 2007, the Company incurred an acquisition fee, payable to the Business Manager, equal to approximately $19,793, or 2.5% of the aggregate purchase price paid to acquire Winston.  The Company paid its Business Manager approximately $15,293 in cash on September 24, 2007 and issued 450,000 shares of common stock, valued at $10.00 per share, on October 19, 2007 in full payment of this fee.

Acquisition of Apple Hospitality Five, Inc.  On October 5, 2007, the Company consummated the merger among its wholly-owned subsidiary, Inland American Orchard Hotels, Inc. ("Acquisition Sub"), and Apple Hospitality Five, Inc., referred to herein as "Apple." Apple, was a public, non-listed real estate investment trust headquartered in Richmond, Virginia, who owned upscale, extended-stay and select-service lodging properties and other limited-service lodging properties.  At the time of the merger Apple owned twenty-seven hotels, including eleven Residence Inn by Marriott hotels, nine Courtyard by Marriott hotels, one SpringHill Suites by Marriott hotel, four Homewood Suites by Hilton hotels and two Hilton Garden Inn hotels. The hotels are located in fourteen states and, in aggregate, consist of 3,439 rooms.

Apple’s daily lodging operations are managed under various management agreements with third party property managers Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”) and Western International, Inc. (“Western”).

Except for nine Marriott brand hotels managed by Western, Apple’s Marriott brand hotels are managed by Marriott or its affiliates pursuant to management agreements that provide Apple access to Marriott’s intellectual property and proprietary sales and reservation system.  These management agreements typically have an initial term of thirty years, and permit either party to renew the agreement for an additional thirty years. The agreements generally provide for payment of base management fees, calculated annually based on a percentage of revenue, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements permit Apple to terminate the agreements if Marriot does not achieve certain operating results.

Western manages five of Apple’s Residence Inn hotels and four of Apple’s Courtyard by Marriott hotels. The agreements governing the management of these hotels provide that Apple will pay Western management fees, calculated as a percent of revenue, as well as incentive management fees if Western achieves certain operating results.  The management agreements have a term of five years and permit Apple to terminate the agreements if Western does not achieve certain operating results.  Separate franchise agreements with Marriott provide access to Marriott’s intellectual property and proprietary sales and reservation system for these hotels.

Hilton, or one of its affiliates, manages the day-to-day operations of Apple’s Homewood Suites and Hilton Garden Inn hotels. The management agreements for these hotels provide that Apple will pay Hilton management fees, calculated as a percentage of revenue.  Apple also pays Hilton a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Pursuant to the merger agreement,  Apple merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving entity of the merger, and each share of common stock of Acquisition Sub was converted into one share of common stock of the surviving entity of the merger.  Additionally, each issued and outstanding unit of Apple, equal to a share of Apple’s common stock and a share of Series A preferred stock (together, a “Unit”), and share of Apple Series B convertible preferred stock, on an as-converted basis, other than any dissenting shares, was converted into, and cancelled in exchange for $14.05 in cash.  Each option to purchase the Units was converted into, and cancelled in exchange for, a cash payment equal to the product of: (1) number of Units subject to the option and (2) the difference between $14.05 and the exercise price set forth in the option.  The total merger consideration was approximately $678,000, less cash owned by Apple of approximately $79,000.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

The merger agreement required the Company to indemnify any former directors, officers, employees and agents of Apple and its subsidiaries who had been entitled to indemnification under Apple’s charter or bylaws, to the same extent that these persons previously were entitled to indemnification, for actions or omissions occurring at or prior to the effective time of the merger.  Additionally, the surviving entity of the merger obtained for a period of six years after the effective time of the merger, “run-off” or “tail” director and officer liability coverage for the directors and officers of Apple and its subsidiaries.

L Street Marketplace, LLC.  On October 16, 2007, the Company, through a wholly owned subsidiary, entered into a joint venture with 120-L, L.L.C. (“120-L”), an unaffiliated third party, to form a joint venture to be known as “L Street Marketplace, LLC.”  The purpose of the joint venture is to develop a 275,000 square foot retail center located at 120 Street and L Street, in Omaha, Nebraska, known as the L Street Marketplace.  120-L contributed the land on which the project will be developed to the venture.  The land was appraised as having a market value of approximately $6.1 million.  The total cost of developing the land is expected to be approximately $55,800.  The Company has contributed $7 million to the venture.  The venture has entered into an approximately $49,300 loan with an unaffiliated third party to fund the remaining portion of the development costs.  This loan bears interest at a rate of 6.90% per annum, and matures on October 31, 2010.  In the event that the Company and 120-L determine that additional funds are needed for the pre-development activities related to the property, the Company and 120-L may jointly agree to contribute additional funds.

RLJ Urban Lodging Master, LLC.  The Company has entered into a merger agreement with RLJ Urban Lodging Master, LLC (referred to herein as “Lodging Master”) and RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, which together own all of the membership interests of Lodging Master, referred to herein as the “sellers,” to acquire Lodging Master.  On October 16, 2007, the Company notified Lodging Master and the sellers that the Company intends to proceed with the merger.  If the merger is completed, Lodging Master will merge with and into the Company's wholly-owned subsidiary (referred to herein as “Acquisition Sub”), with Acquisition Sub continuing as the surviving entity of the merger.  All of the membership interests of Lodging Master, representing all of its equity securities, will be converted into, and cancelled in exchange for, the right to receive the purchase price, which will be equal to $900,000 in the aggregate, consisting of $474,000 in cash, including amounts in the Escrow Deposit described below, plus Lodging Master’s existing indebtedness totaling $385,000 and $41,000 in new indebtedness ultimately secured by Lodging Master’s assets, each as described in more detail below.  The purchase price will be subject to further adjustment as described in the merger agreement.  If the closing conditions set forth in the merger agreement are satisfied or waived prior to January 31, 2008, the Company expects to close no later than January 31, 2008, but not earlier than January 1, 2008.

The merger agreement was originally entered into as of August 12, 2007 but provided the Company with the right to terminate for any reason within twenty-three days in its sole discretion without any obligation on its part.  The agreement was subsequently amended as of September 5, 2007 to extend this termination right through 5:00 p.m. eastern time on September 10, 2007, as of September 13, 2007 to extend this termination right through 5:00 p.m. eastern time on October 15, 2007 and again as of October 15, 2007 to extend this termination right through 5:00 p.m. eastern time on October 16, 2007.  The Company further amended the agreement on October 16, 2007 to amend certain terms and conditions, as described herein.  Upon signing the original agreement, the Company deposited $10,000 into escrow.  Following the execution of the September 13, 2007 amendment, on September 14, 2007, the Company directed the escrow agent to disburse $500 of this escrow deposit to the sellers as a non-refundable down payment of the purchase price.  Except as described herein, the remaining $9,000 of this deposit would have been fully refunded if the Company had terminated the agreement prior to October 16, 2007.  However, on October 16, 2007, the Company notified the sellers of its intention to proceed with the merger and on October 17, 2007, the Company deposited an additional $35,000 into the escrow for a total deposit of $44,000, referred to herein as the “Escrow Deposit.”  Except in certain circumstances described below, the Escrow Deposit is non-refundable; however, if the Company completes the transaction, the Escrow Deposit as well as the $500 previously disbursed to the sellers will be credited against the final purchase price.  The purchase price is subject to further adjustment based on the proration of certain items described in the merger agreement.  Items incurred at each hotel

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(continued)

(Dollar amounts in thousands, except per share amounts)

September 30, 2007

property, such as taxes, payables, revenue from operations as well as wages and salaries will be prorated as of the closing date in a manner similar to the way these items would be prorated in an asset purchase or sale and the purchase price will be adjusted by an amount equal to such prorations.  The Company also will be responsible for all of the costs associated with improvements that may be required by certain franchisors of brands under which certain of the properties owned by Lodging Master operate; however, the purchase price will be reduced by $5,000 at closing to cover a portion of these costs.  The Company also will be responsible for certain closing costs.  The Company anticipates that the adjustments will increase the purchase price by approximately $18,000.

The merger agreement, as amended on October 16, 2007, describes the existing indebtedness that the Company expects to retain at the closing of the merger as well as the new indebtedness that the Company intends to incur in connection with the merger.  The existing indebtedness consists of three groups of existing loans secured by Lodging Master’s hotels.  First, the Company intends to seek the consent of various lenders to retain five secured loans, with an aggregate original loan amount of $125,300, on their original terms.  These loans mature from July 2010 to October 2015 and bear interest at fixed rates ranging from 5.41% to 6.93%.  Second, the Company intends to seek the consent of Capmark Finance, Inc., referred to herein as “Capmark,” to retain approximately $162,900 in loans and related interest rate swap agreements.  Each of the ten loans in this group has an initial term of twelve months, with one option to renew for an additional twelve months.  The Capmark loans bear interest at rates ranging from 30-day LIBOR plus 1.40% to 30-day LIBOR plus 1.75%.  As of June 30, 2007, the Capmark loans bore interest at rates ranging from 5.54% to 7.07%.  In connection with the retention of this group of loans, the Company would pay Capmark a fee equal to 1% of the retained loan amount.  Finally, the Company intends to seek the consent of Wells Fargo Real Estate Group, referred to herein as “Wells Fargo,” to retain six loans and their related interest rate swap agreements, with an aggregate loan amount of $96,600.  The Company would retain the Wells Fargo loans on their original terms.  These loans mature from November 2007 to June 2010, with two one-year renewal options, and bear interest at rates ranging from LIBOR plus 1.60% to LIBOR plus 2.5%.  As of June 30, 2007, the Wells Fargo loans bore interest at rates ranging from 5.75% to 6.94%.  In connection with retaining the Wells Fargo loans, the Company would pay Wells Fargo a fee equal to 0.25% of the aggregate balance of these loans.  The retention of the three groups of loans on the terms summarized above is a condition of our obligations to complete the merger and is contingent upon certain conditions, and the Company has not entered into a binding agreement or commitment with any of these lenders.

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 2, 2007, under the heading "Risk Factors."

The following discussion and analysis relates to the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

Inland American Real Estate Trust, Inc., herein referred to as Inland American, was incorporated in October 2004 to acquire and manage commercial real estate, primarily multi-family (both conventional and student housing), office, industrial/distribution buildings, lodging facilities and retail properties, as well as triple-net, single -use properties of a similar type, located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations, including our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC and our business manager, Inland American Business Manager and Advisor, Inc., all of whom are affiliates of The Inland Group, Inc.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock at $10.00 each, and up to 40,000,000 shares at $9.50 each, which were available for purchase through our dividend reinvestment plan, herein referred to as DRP.  On August 1, 2007, we commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each through our distribution reinvestment plan.

As of September 30, 2007, subscriptions for a total of 485,618,174 shares, net of shares repurchased, had been received and accepted including 20,000 shares issued to our sponsor, under the initial and second offering.  In addition, we sold 11,231,299 shares through our DRP in the initial and second offering.  As a result of these sales, we have raised a total of approximately $4.9 billion of gross offering proceeds as of September 30, 2007.

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.  To achieve these objectives, we selectively acquire and actively manage investments in commercial real estate.  We actively manage our assets by seeking to lease and release space at favorable rates, controlling expenses, and maintaining strong tenant relationships.  We intend to potentially create additional value through redeveloping and repositioning some of our properties in the future.

On a consolidated basis, essentially all of our revenues and operating cash flows this quarter are generated by collecting rental payments from our tenants, room revenue from hotels, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.

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

•

Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

Acquisition Strategy

We seek to acquire and own a diversified (by geographical location and by property type) portfolio of real estate primarily improved for use as retail properties, multi-family residential buildings (both student housing and conventional), office, industrial and lodging properties.

The current environment in which we are trying to acquire properties and companies has been very competitive on pricing and yields which has led us to look at other real estate segments and investments for opportunities.  We believe our joint ventures with third party real estate operators and developers align added real estate expertise with risk reduction and enhanced returns by utilizing the existing expertise of these partners.  We believe that our entering into these joint ventures creates avenues for us to invest in properties being developed or redeveloped and market segments that generally yield higher returns than stabilized multi-family, office, industrial/distribution buildings, retail properties and triple-net single-use properties.  On July 1, 2007, we purchased Winston Hotels and on October 5, 2007 we purchased Apple Hospitality Five, Inc., owners of lodging properties.  Our acquisition of third party lodging companies creates an opportunity by merging with existing companies to expand our business to additional market segments.

We do not generally focus property acquisitions in any one particular geographic location within the United States.  However, we generally endeavor to acquire multiple properties within the same major metropolitan market so that property management is more efficient.  We also seek properties (excluding multi-family and lodging properties) with existing "net" leases.  "Net" leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent payments.  We also may enter into purchase and leaseback transactions in which we will purchase a property and lease the property back to the seller.

To provide us with a competitive advantage over other potential purchasers, we may not condition any acquisition on our ability to secure financing.  We also may agree to acquire a property once construction is completed.  In this case, we will be obligated to purchase the property if the completed property conforms to definitive plans, specifications and costs approved by us.  In addition, we may require the developer to have entered into leases for a certain percentage of the property.  We also may construct or develop properties and render services in connection with developing or constructing the property so long as providing these services do not cause us to lose our qualification to be taxed as a real estate investment trust, ("REIT").

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

Recent unusual volatility in the capital markets has caused certain challenges for us in securing financing at competitive rates.  Historically we have rate locked blocks of money for future unidentified properties to be acquired.  Based on the current volatile market conditions this option is no longer available to us.  We are however able to rate lock funds for 60 to 90 days at rates that provide an accretive yield to us on properties we have recently purchased (i.e., the properties we acquired in connection with our acquisition of Apple Hospitality) or on properties we will acquire before year end.  This has not changed our overall financing strategy.

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

Properties and Investments

Investment Properties

As of September 30, 2007, we owned, on a consolidated basis, 347 non-lodging properties consisting of 263 retail properties, 17 office properties, seven multi-family properties (both student housing and conventional) and 60 industrial/distribution properties.

General

The following tables set forth certain summary information about the properties as of September 30, 2007 and the location and character of the properties that we own.

The following table provides a summary of the property types that comprised our portfolio, excluding our 45 lodging properties, as of September 30, 2007 (dollar amounts are stated in thousands).

	Total Number	Gross Leasable Area (Sq. Ft.)	% of Total Gross Leasable Area	Annualized Base Rental Income ($)	% of Annualized Base Rental Income

Retail Shopping Center and Malls	263	10,050,250	32.24%	139,849	44.01%

Office Building	17	6,751,815	21.66%	98,638	31.05%

Industrial/Distribution Center	60	12,317,033	39.51%	58,074	18.28%

Apartment Complex	7	2,055,383	6.59%	21,159	6.66%

Total	347	31,174,481	100.00%	$317,720	100.00%

The following table provides a summary of the geographic market concentration of our portfolio, excluding our 45 lodging properties, as of September 30, 2007 (dollar amounts are stated in thousands).

	Total Number	Gross Leaseable Area including Ground Lease Space	% of Total Gross Leasable Square Feet	Annualized Income ($)	% of Annualized Base Rental Income
Arkansas	1	712,000	2.28%	3,580	1.13%
California	1	76,977	0.25%	1,679	0.53%
Colorado	1	85,680	0.27%	1,106	0.35%
Connecticut	9	99,428	0.32%	2,218	0.70%
Delaware	6	22,326	0.07%	565	0.18%
Florida	5	490,506	1.57%	6,001	1.89%
Georgia	10	1,116,591	3.58%	9,231	2.91%
Iowa	2	409,545	1.31%	4,016	1.26%
Illinois	23	4,247,911	13.63%	47,016	14.80%
Indiana	2	1,411,304	4.53%	6,987	2.20%
Kentucky	3	708,610	2.27%	4,373	1.38%
Massachusetts	27	1,793,352	5.75%	14,648	4.61%
Maryland	3	633,821	2.03%	6,021	1.89%
Michigan	3	429,650	1.38%	1,824	0.57%
Minnesota	6	2,293,004	7.36%	25,223	7.94%
Missouri	4	1,844,295	5.92%	19,803	6.23%
North Carolina	3	599,423	1.92%	3,312	1.04%
New Hampshire	9	378,742	1.21%	6,149	1.94%

New Jersey	3	76,580	0.25%	1,160	0.37%
New York	2	60,450	0.19%	1,017	0.32%
Ohio	14	1,113,922	3.57%	15,686	4.94%
Pennsylvania	89	791,324	2.54%	12,453	3.92%
Rhode Island	16	788,325	2.53%	9,170	2.89%
South Carolina	3	355,754	1.14%	3,039	0.96%
Tennessee	21	2,314,992	7.43%	5,440	1.71%
Texas	68	6,409,634	20.57%	75,259	23.68%
Virginia	6	985,540	3.16%	24,295	7.64%
Vermont	1	2,940	0.01%	88	0.03%
Washington	1	253,064	0.81%	2,900	0.91%
Wisconsin	5	668,791	2.15%	3,461	1.08%

Total	347	31,174,481	100.00%	$317,720	100.00%

The following tables set forth information regarding our properties by segment (dollar amounts are stated in thousands).

Retail Segment

Retail Properties	Gross Leaseable Area including Ground Lease Space	GLA Occupied as of September 30, 2007	% Occupied as of September 30, 2007	Number of Occupied Tenants as of September 30, 2007	Mortgage Payable ($)
Ahold Portfolio (8 properties)	547,330	547,330	100%	8	76,953
Bradley Portfolio (3 properties)	114,308	114,308	100%	5	11,126
CFG Portfolio (160 properties)	993,926	993,926	100%	160	-
NewQuest Portfolio (35 Properties)	2,113,921	1,951,180	92%	433	37,718
Six Pines Portfolio (22 properties)	1,608,627	1,535,360	95%	272	169,390
Brooks Corner	166,205	158,666	95%	19	14,276
Buckhorn Plaza	79,427	72,865	92%	13	9,025
Canfield Plaza	100,958	88,744	88%	10	7,575
Chesapeake Commons	79,476	79,476	100%	3	8,950
Crossroads at Chesapeake Square	119,685	115,407	96%	19	11,210
Fabyan Randall	91,415	85,385	93%	12	13,405
Forest Plaza	122,829	119,859	98%	7	2,260
Gravois Dillon Plaza Phase I and II	143,480	143,480	100%	24	12,630
Lakeport Commons	282,645	258,754	92%	27	-
Lakewood Shopping Center, Phase 1	149,077	145,877	98%	30	11,715
Lakewood Shopping Center, Phase II	89,660	87,602	98%	6	-
Lincoln Mall	439,132	426,879	97%	39	33,835
Lincoln Village	163,168	163,168	100%	29	22,035
Lord Salisbury Center	113,821	106,721	94%	8	12,600
McKinney Towne Center Outlots	17,600	17,600	100%	5	-
Middleburg Crossing	64,232	62,655	98%	12	-
Monadnock Marketplace	200,633	200,791	100%	12	26,785
New Forest Crossing II	26,700	25,080	94%	7	3,438
Northwest Marketplace	182,872	167,781	92%	26	19,965
Paradise Shops of Largo	54,641	54,641	100%	6	7,325
Parkway Centre North Outlot Building B	10,245	7,364	72%	4	-
Parkway Center North (Stringtown)	130,827	120,827	92%	9	-
Pavilions at Hartman Heritage	224,981	203,979	91%	25	23,450
Plaza at Eagles Landing	33,265	27,585	83%	8	5,310

Riverstone Shopping Center	305,287	266,165	87%	16	-
Shakopee Shopping Center	103,442	35,972	35%	1	8,800
Shallotte Commons	85,897	85,897	100%	11	6,078
Sherman Plaza	150,794	125,630	83%	12	30,275
State Street Market	193,657	193,657	100%	6	10,450
Stop N Shop - Hyde Park	52,500	52,500	100%	1	8,100
Market at Morse/Hamilton	44,742	44,742	100%	12	7,893
The Market at Hilliard	115,223	107,544	93%	11	11,220
Triangle Center	253,064	247,014	98%	37	23,600
Washington Park Plaza	237,766	228,324	96%	26	30,600
Wickes - Lake Zurich	42,792	42,792	100%	1	5,767

Total Retail Properties	10,050,250	9,513,527	95% (1)	1,372	$683,759

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

Office Segment

Office Properties	Gross Leaseable Area including Ground Lease Space	GLA Occupied	% Occupied	Number of Occupied Tenants	Mortgage Payable ($)
Bradley Portfolio (6 properties)	541,710	541,710	100%	7	54,415
New Quest Portfolio (2 properties)	26,659	20,659	77%	3	-
AT&T Cleveland	458,936	458,936	100%	1	29,242
AT&T St.Louis	1,461,274	1,461,274	100%	1	112,695
Bridgeside Point	153,110	153,110	100%	1	17,325
Dulles Executive Plaza I and II	346,559	346,559	100%	8	68,750
IDS	1,401,116	1,312,767	94%	231	161,000
Lakeview Technology Center	110,007	110,007	100%	2	14,470
SBC Center	1,690,214	1,690,214	100%	1	200,472
Washington Mutual	239,905	239,905	100%	1	20,115
Worldgate Plaza	322,325	322,325	100%	6	59,950

Total Office Properties	6,751,815	6,657,466	99% (1)	262	$738,434

(1)

weighted average occupancy

Industrial/Distribution Segment

Industrial Properties	Gross Leaseable Area including Ground Lease Space	GLA Occupied	% Occupied	Number of Occupied Tenants	Mortgage Payable ($)
Atlas Portfolio (11 properties)	1,896,815	1,896,815	100%	11	-
Bradley Portfolio (20 properties)	4,955,878	4,955,878	100%	20	129,765
C&S Portfolio (4 Properties)	1,720,000	1,720,000	100%	4	82,500
Persis Portfolio (2 properties)	583,900	583,900	100%	2	-
Prologis Portfolio ( 20 properties)	2,302,827	2,211,387	96%	38	32,450
McKesson Distribution Center	162,613	162,613	100%	1	5,760
Schneider Electric	545,000	545,000	100%	1	11,000
Thermo Process Facility	150,000	150,000	100%	1	8,201

Total Industrial Properties	12,317,033	12,225,593	99% (1)	78	$269,676

(1)

weighted average occupancy

Multi-Family Segment

Multi-Family Properties	Gross Leaseable Area	GLA Occupied	% Occupied	Number of Occupied Tenants	Mortgage Payable ($)
Fields Apartment Homes	319,869	284,317	89%	260	18,700
Southgate Apartments	233,375	228,748	98%	251	10,725
The Landings at Clear Lakes	339,208	320,404	94%	343	-
The Villages at Kitty Hawk	245,843	220,790	90%	278	11,550
Waterford Place at Shadow Creek	329,919	313,707	95%	281	16,500
Encino Canyon Apartments	252,573	225,533	89%	201	-
Seven Palms	334,596	313,911	94%	339	-

Total Multi-Family Properties	2,055,383	1,907,410	93% (1)	1,953	$57,475

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

The following table summarizes certain key operating performance measures for our properties as of September 30, 2007 and 2006.

	Total Properties
	As of September 30,
	2007	2006
Retail Properties
Physical occupancy	95%	94%
Economic occupancy	96%	95%
Base rent per square foot	$14.70	$14.18

Office Properties
Physical occupancy	99%	99%
Economic occupancy	99%	99%
Base rent per square foot	$14.82	$13.87

Industrial Properties
Physical occupancy	99%	100%
Economic occupancy	99%	100%
Base rent per square foot	$4.75	$5.19

Multi-Family Properties
Physical occupancy	93%	95%
Economic occupancy	93%	95%
End of month scheduled base rent per unit per month	$903.00	$650.00

During the first, second and third quarters of 2007 and the last quarter of 2006, we acquired 283 retail properties.  These acquisitions triggered the shifts in our retail property performance indicators above.  The occupancy and base rent per square foot for the retail properties which we owned at September 30, 2007 was 95% and $14.70 per square foot and at September 30, 2006 was 94% and $14.18 per square foot, respectively.  The September 30, 2007 occupancy for our retail properties increased 1% and base rent per square foot increased 4% from September 30, 2006 due to higher rental rates for properties purchased in the first, second and third quarters of 2007.

We expect these upward trends to continue during the fourth quarter of 2007.  In the third quarter of 2007, we entered into 61,541 square feet of new retail lease transactions  which filled vacant spaces and were at comparable or above current rental rates.

As shown in the table above, physical occupancy of our office properties was 99% as of September 30, 2007 and 2006.  Average rental rates have increased in the third quarter of 2007 by 7% to $14.82 per square foot from $13.87 per square foot in the third quarter of 2006.  We remain optimistic about the office business as we continue to see positive trends in our portfolio including increasing rental rates.

Physical occupancy of our industrial properties was 99% and 100% as of September 30, 2007 and 2006, respectfully.  Average rental rates have decreased in the third quarter of 2007 to $4.75 per square foot from $5.19 per square foot for the same period in 2006.  The decrease is due to lower rental rates on the properties acquired during the first, second and third quarter 2007 and last quarter of 2006.  We are cautiously optimistic about the industrial business.

Physical occupancy of our multi-family properties decreased from 95% as of September 30, 2006 to 93% as of September 30, 2007.  The base rent per unit increased by 39% from $650 to $903 for the nine months ended September 30, 2007 as compared to September 30, 2006 due to acquisitions of six properties in the first, second and third quarters of 2007 having higher base rents per unit.

We believe the national multi-family market is in strong condition due to the healthy job market and low unemployment combined with tighter credit requirements for home mortgages.

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

The following table lists the top ten tenants in all segments of our consolidated portfolio as of September 30, 2007 based on annualized income (dollar amounts are stated in thousands).

Tenant Name	Type	Annualized Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
AT&T	Office	44,119	13.89%	3,610,424	11.58%
Citizens Bank	Retail	19,656	6.19%	986,378	3.16%
Atlas Cold Storage	Industrial/Distribution	12,316	3.88%	1,896,815	6.08%
C&S Wholesalers	Industrial/Distribution	10,340	3.25%	1,720,000	5.52%
Stop & Shop	Retail	10,116	3.18%	601,652	1.93%
Lockhead Martin Corporation	Industrial/Distribution	7,628	2.40%	321,669	1.03%
Barber-Coleman Company	Industrial/Distribution	6,401	2.01%	545,000	1.75%
Randall's Food and Drug	Retail	5,542	1.74%	650,137	2.09%
Deluxe Media Services, LLC	Industrial/Distribution	3,580	1.13%	712,000	2.28%
24-Hour Fitness	Retail	3,563	1.12%	232,621	0.75%

Lodging Properties

The following tables set forth our information regarding our lodging properties.

Lodging Facilities	Manager	Franchisor	Year Constructed or Renovated	Number of Rooms	Revenue Per Available Room for the three months ended 09/30/07	Average Daily Rate for the three months ended 09/30/07	Average occupancy for the three months ended 09/30/07

Comfort Inn –Charleston, South Carolina	Alliance	Choice	2000	129	$ 59	$ 86	69%
Comfort Inn –Durham, North Carolina	Alliance	Choice	2002	136	50	73	68%
Comfort Inn –Fayetteville, North Carolina	Alliance	Choice	2005-2006	123	63	77	82%
Comfort Suites –Orlando, Florida	Alliance	Choice	2007	214	30	54	56%
Courtyard by Marriott –Ann Arbor, Michigan	Alliance	Marriott	2005-2006	160	107	127	84%
Courtyard by Marriott –Houston, Texas	Alliance	Marriott	2005-2006	197	59	113	52%
Courtyard by Marriott –Houston, Texas (Northwest)	Marriott	Marriott	2007	126	73	116	63%
Courtyard by Marriott –Roanoke, Virginia	Alliance	Marriott	2007	135	100	129	78%
Courtyard by Marriott –St. Charles, Illinois	Alliance	Marriott	2006-2007	121	80	107	74%
Courtyard by Marriott –Wilmington, North Carolina	Alliance	Marriott	2004-2005	128	97	118	82%
Fairfield Inn –Ann Arbor, Michigan	Alliance	Marriott	2004-2005	110	79	103	77%
Hampton Inn – Gwinnett –Duluth, Georgia	Alliance	Hilton	2004	136	66	101	66%

Hampton Inn – Inner Harbor –Baltimore, Maryland	Alliance	Hilton	N/A	116	143	189	76%
Hampton Inn –Cary, North Carolina	Alliance	Hilton	2004	129	70	93	75%
Hampton Inn –Charlotte, North Carolina	Alliance	Hilton	2004	126	74	104	72%
Hampton Inn –Durham, North Carolina	Alliance	Hilton	2004	136	69	92	75%
Hampton Inn –Jacksonville, North Carolina	Alliance	Hilton	2004	122	82	88	94%
Hampton Inn – Perimeter –Atlanta, Georgia	Alliance	Hilton	2004	131	75	111	67%
Hampton Inn –Raleigh, North Carolina	Alliance	Hilton	2004	141	62	101	62%
Hampton Inn – White Plains –Elmsford, New York	Alliance	Hilton	2004	156	123	159	77%
Hilton Garden Inn –Albany, New York	Alliance	Hilton	2004	155	105	126	83%
Hilton Garden Inn - Windward –Alpharetta, Georgia	Alliance	Hilton	2006-2007	164	73	122	60%
Hilton Garden Inn –Evanston, Illinois	Alliance	Hilton	N/A	178	125	149	84%
Hilton Garden Inn – Raleigh-Durham –Morrisville, North Carolina	Alliance	Hilton	2004	155	98	133	73%
Hilton Garden Inn –Windsor, Connecticut	Alliance	Hilton	2004	157	77	117	66%
Holiday Inn Express –Clearwater, Florida	Alliance	IHG	2007	126	39	88	44%
Holiday Inn –Secaucus, New Jersey	Alliance	IHG	2007	161	113	146	78%
Homewood Suites –Cary, North Carolina	Alliance	Hilton	2004	150	82	110	75%
Homewood Suites –Durham, North Carolina	Alliance	Hilton	2004	96	74	102	72%
Homewood Suites –Houston, Texas	Hilton	Hilton	2004	92	92	117	79%
Homewood Suites –Lake Mary, Florida	Alliance	Hilton	2004	112	60	102	59%
Homewood Suites –Phoenix, Arizona	Alliance	Hilton	2004	126	48	88	54%
Homewood Suites –Princeton, New Jersey	Alliance	Hilton	N/A	142	92	130	71%
Homewood Suites –Raleigh, North Carolina	Alliance	Hilton	2004	137	86	121	71%
Quality Suites –Charleston, South Carolina	Alliance	Choice	2004-2007	168	65	90	72%
Residence Inn –Phoenix, Arizona	Alliance	Marriott	2005-2007	168	44	85	51%
Towneplace Suites –Austin, Texas	Marriott	Marriott	2007	127	67	88	77%
Towneplace Suites –Birmingham, Alabama	Marriott	Marriott	2007	128	47	81	58%
Towneplace Suites –College Station, Texas	Marriott	Marriott	2007	94	61	77	79%

Towneplace Suites –Houston, Texas (Northwest)	Marriott	Marriott	2007	128	57	100	57%
Towneplace Suites –Houston, Texas	Marriott	Marriott	2007	94	74	96	77%
Courtyard by Marriott –Kansas City, Missouri	Alliance	Marriott	N/A	123	107	137	78%
Hilton Garden Inn –Akron, Ohio	Alliance	Hilton	N/A	121	104	132	79%
Hilton Garden Inn –Wilmington, North Carolina	Alliance	Hilton	N/A	119	98	140	71%
Hilton University of Florida Hotel & Convention Center –Gainesville, Florida	Davidson	Hilton	1999	248	88	205	43%

Total Lodging Facilities:				6,241	77 (1)	113 (1)	69% (1)

(1)  weighted average

On July 1, 2007, we completed a merger with Winston Hotels, Inc., referred to herein as “Winston,” in which we purchased 100% of the outstanding shares of common stock and Series B preferred stock of Winston.  The transaction values Winston at approximately $841.6 million, which includes (i) the purchase of 100% of the outstanding shares of common stock of Winston for $15.00 per share or $441.2 million, (ii) the purchase of the Series B preferred stock of Winston at $25.38 per share in cash, plus the accrued and unpaid dividends for $95.2 million, (iii) the purchase of 100 units of partnership interest in WINN Limited Partnership, the operating partnership of Winston for $19.5 million, (iv) an Acquisition Fee to our Business Manager of $19.7 million, (iv) an $20 million merger termination fee and reimbursement of expenses to Och-Ziff (v) professional fees and other transactional costs of $2.3 million, (vi) the assumption of $210.0 million of Winston’s outstanding debt and (vii) the assumption of $33.7 million of accounts payable and accrued liabilities.  Certain amounts stated above related to the Winston acquisition are based on management’s best estimate, which are subject to adjustment within one year of the closing date of July 1, 2007.

On September 17, 2007, we acquired one lodging property located in Gainesville, Florida, with 248 rooms and over 21,000 square feet of meeting space for $50 million.

Room revenue is the primary source of revenue generated by these hotels, although we also generate revenue through food and beverage, telephone, parking and other incidental sales.  The Company’s lodging operating results are dependent on maintaining and improving the occupancy and average daily rate (“ADR”) of our hotels. Occupancy and ADR results are presented in the table above for the three months ended September 30, 2007.  ADR is calculated by dividing room revenue by rooms sold.

Forty-five of our lodging properties are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. We expect that any new lodging properties that we purchase likewise will be operated under franchise licenses.  The hotel franchise licenses typically specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which we must comply. Additionally, these licenses require us to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.  We have received written notification that the franchise license agreements for three of our lodging properties, which expire in January 2008, March 2009 and November 2010, will not be renewed.  Although we do not anticipate that these expirations will have a material impact on our results of operations, there can be no assurance that other licenses will be renewed upon the expiration thereof, and any future non-renewals could have a material adverse effect on us.

The lodging segment is different from our other segments in that our ownership of the hotels has elements that are closer to the operation of a business than the rental of real estate. We have separated the business aspects of the lodging segment into taxable REIT subsidiaries (“TRS”) that lease the hotels.  Through our TRS, the hotels are managed through an independent hotel manager for management and franchise fees.  The management and franchise fees paid to the third party mangers are based on a percentage of revenue and also include incentive fees after generating certain profit margins.  These contracts, in some cases, combine management and franchise charges into one fee.  Unlike our other segments, due to the nature of the lodging business, we negotiate fees based on several factors to maximize our profits in the TRS.

Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities. We had investments in marketable securities of approximately $299 million at September 30, 2007 consisting of preferred and common stock investments in other REITs.  Of the investment securities held on September 30, 2007, we have accumulated other comprehensive income (loss) of approximately $(15.9)million, which includes gross unrealized losses of $20.9 million. Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined. During the three and nine months ended September 30, 2007, we realized a gain of $12.8 million and $18.8 million on the sale of shares, respectively.  Our policy for assessing recoverability of available-for-sale securities is to record a charge against net earnings when we determine that a decline in the fair value of a security drops below the cost basis and we judge that decline to be other than temporary.  During the three and nine months ended September 30, 2007, we recorded a write-down of $5.3 million and $6.2 million, respectively, related to the other-than-temporary impairment of securities.  Dividend income is recognized when earned. During the three and nine months ended September 30, 2007, dividend income of $5.9 million and $14.3 million was recognized, respectively.  We have purchased a portion of our investment securities through a margin account. As of September 30, 2007, we have recorded a payable of $121.8 million for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At September 30, 2007, this rate was equal to 6.133%.  We recognized interest expense in the amount of $1.9 million and $4 million for the three and nine months ended September 30, 2007, respectively.  The overall stock market and REIT stocks have declined over the last few months including investments we have in REIT stocks and although these investments have generated both current income and gain on sale, during the three and nine months ended September 30, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.

Joint Ventures

During the third quarter of 2007, we entered into eleven joint ventures with unaffiliated third parties, of which eight were assumed in our acquisition of Winston.

Stone Creek Crossing, L.P.  On September 24, 2007, we, through a wholly owned subsidiary, entered into an agreement with Direct Retail, L.L.C. (referred to herein as “Direct Retail”) to form “Stone Creek Crossing GP, L.L.C.,” referred to herein as the “general partner.”  Also on September 24, 2007, the general partner, the Company’s subsidiary and S&D Investments 06-4, J.V., an unaffiliated third party (referred to herein as “S&D”), entered into an agreement to form a joint venture to be known as “Stone Creek Crossing, L.P.”  The purpose of the venture is to acquire certain land located in San Marcos, Texas and then to develop and construct a commercial real estate shopping center on that land in two phases.  The venture has a term of ten years.

The total cost of acquiring and developing the land is expected to be approximately $76,100 for both phases of the project.  On October 1, 2007, we contributed $25,700, or 100% of the capital, to the venture.  Also on October 1, 2007, the venture entered into an approximately $38,600 loan with an unaffiliated third party to fund another portion of the development costs.  This loan bears interest based on a floating rate of thirty-day LIBOR plus 225 basis points per annum, equal to an effective interest rate of 7.37% as of October 1, 2007, and mature on October 1, 2010.  The venture will fund the remaining costs to develop the property by selling certain parcels of the land as well as certain site work reimbursements from Target Corporation and J.C. Penny Properties, Inc.

The venture will pay us a 11% cumulative return on our capital contribution next, to us until the aggregate capital contribution has been reduced to zero; and thereafter, to S&D. The general partner will manage the business of the venture, and all of the individual management duties have been specifically delegated to Direct Retail, except for major decisions.

Net Lease Strategic Assets Fund L.P.  On August 10, 2007, we entered into a newly-formed joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC, each an affiliate of Lexington Realty Trust (NYSE: “LXP”), referred to herein as “Lexington,” to form Net Lease Strategic Assets Fund L.P. (“Net Lease”).  The purpose of the joint venture is to acquire a diverse portfolio of properties, including office and industrial buildings, call centers and manufacturing properties.  The venture will have a term of seven years, subject to a two-year extension.  As of September 30, 2007, we have not made any contribution to the venture.

On November 5, 2007, we and Lexington, agreed to amend certain terms of Net Lease.  Under the amended terms of the venture, we initially will contribute approximately $250 million to the venture and LMLP will contribute approximately $3 million for capital expenditures.  Net Lease intends to acquire fifty-three primarily single-tenant net leased assets from Lexington and its subsidiaries, referred to herein as the “Initial Properties,” for an aggregate purchase price of $940 million (including the assumption of non-recourse first mortgage financing totaling $450.1 million secured by certain of the assets). The Initial Properties contain an aggregate of more than eight million net rentable square feet, and are located in twenty-eight states.  We and LMLP intend to invest an additional $127.5 million and $22.5 million, respectively, in the venture to acquire additional specialty single-tenant “triple-net” leases generally with ten year average remaining terms.  A “triple-net” lease is a lease requiring the tenant to pay, in addition to rent, all taxes, insurance and maintenance expenses that arise from use of the property.  Assuming mortgage financing of 70% of acquisition cost, the venture anticipates acquiring up to $1.4 billion of assets during the investment period.  The purchase of each of the Initial Properties is subject to satisfaction of conditions precedent to closing, including obtaining certain consents and waivers, the continuing financial solvency of the tenants and certain other customary conditions. Accordingly, there is no assurance that these acquisitions will be completed by the venture.  If the venture does not complete the acquisitions of the Initial Properties, we will not make our initial contribution. In lieu of the venture negotiating with third party lenders to borrow or assume additional monies to purchase the Initial Properties, LMLP also will contribute an amount not to exceed $216.2 million toward the acquisition of the Initial Properties in exchange for a preferred equity interest in the venture.  As the Initial Properties are refinanced or sold, the venture will pay LMLP an amount equal to 125% of its preferred equity contribution allocated to that asset until the entire amount allocated to that asset has been repaid, provided that any unpaid portion of our 9% preferred return first is paid to us.  Any portion of LMLP’s preferred equity contribution that remains outstanding after the sale or refinancing of the Initial Properties is required to be repaid on November 5, 2017.

Our investment of $250 million will entitle us to a preferred dividend equal to 9% per annum, paid quarterly.  After we have received our preferred dividend, LMLP will be entitled to receive (1) a 6.5% return on its preferred equity contribution, (2) a 9% return on all other contributions, which for these purposes are equal to its $22,500 investment plus 15% of the equity value of any asset contributed to the venture and (3) preferred distributions until the point at which the entire amount of its preferred equity is redeemed.  Next, we and LMLP, respectively, will be entitled to receive distributions until the point at which we have received distributions equal to the amount of capital we have invested (excluding, with respect to LMLP, its preferred equity contribution), which will include any acquisition fees that we have paid.  After the capital has been returned, we and LMLP will be entitled to certain incentive distributions.

The general partner of the venture, LMLP GP LLC, will manage the day-to-day operations of the venture.  However, certain “major decisions,” such as: acquiring any assets other than the Initial Properties; selling or disposing of any asset in which the venture holds a direct or indirect interest, except in accordance with the right of first offer and buy/sell provisions discussed below; financing or refinancing any asset in which the venture holds a direct or indirect interest, or incurring debt secured by these assets; or winding up or dissolving the venture, will require the approval of four members of the venture’s executive committee, which is comprised of three members designated by LMLP and two members designated by us.

The venture will pay Inland Mortgage Brokerage Corporation, an affiliate of our Business Manager (“IMBC”), a debt placement fee in connection with obtaining first mortgage financing secured by certain of the venture’s assets.  The debt placement fee paid to IMBC will be equal to 0.20% of the original principal amount of each first mortgage financing secured by an asset less any other fees the venture is required to pay to a mortgage broker for obtaining the financing.

If the venture does not complete the acquisition of at least thirty-five of the Initial Properties by March 1, 2008, the venture will be dissolved and any properties owned by the venture at that time will be sold, and the proceeds distributed as described above.

If, during the term of the venture, we or LMLP desire to sell our interest in the venture or cause the venture to sell a certain asset, we or LMLP, as the case may be, must first offer the interest or asset to the other partner, and, if the other partner does not accept the terms and price offered, we or LMLP may sell the interest or asset to a third party for on terms equal to or greater than those offered to the other partner.  Similarly, we or LMLP may offer to purchase from the other partner certain or all of the venture’s assets in accordance with specific provisions forth in the venture agreement.

Village at Stonebriar LLC. On July 9, 2007, we, through a wholly owned subsidiary, entered into an agreement with third parties (together referred to herein as the “Class A Members”) to form a joint venture to be known as the Village at Stonebriar LLC (“Stonebriar”).  Stonebriar acquired two tracts of land located in Plano, Texas, and intends to develop and construct a commercial retail shopping center on that land in three phases.  The total cost of acquiring and developing the land is expected to be approximately $55,000 for the first two phases of the project, and approximately $66,000 for the third phase of the project. Stonebriar has entered into an approximately $59,800 loan with an unaffiliated thirty party to fund the costs of acquiring and developing the first two phases of the project.  This loan bears interest based on a floating rate of thirty-day LIBOR plus 200 basis points per annum and matures on September 10, 2010.

As of September 30, 2007, we had contributed $20,000 to Stonebriar.  We may be required to contribute an additional $11,300 to the Stonebriar if the Class A Members determine that an additional contribution is necessary to complete the project.  The Class A Members have contributed their rights, title and interest related to this development project.

Our capital contribution will entitle us to a preferred distribution equal to 12% per annum.  After we have received our preferred distribution and each member has been repaid in connection with any loans that it made to the venture, each of the Class A Members will receive 50% of the remaining net cash from the venture’s operations.  Stonebriar is considered a VIE as defined in FIN 46R, and we are considered the primary beneficiary of Stonebriar.  Therefore, this entity is consolidated by us and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

Winston Hotel Joint Ventures

Through our acquisition of Winston, the Company acquired an interest in a joint venture, Gateway Hotel Associates, LLC (“Gateway”), with DeHoff Development Company that owns a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Ohio.  The hotel opened on November 2, 2006.  The Company currently owns a 41.7% interest in both Gateway, which owns the hotel, and Gateway Hotel Associates Lessee, LLC, which leases the hotel from Gateway.  In addition, the Company has made a preferred equity investment of $2.2 million in Gateway.  The Company’s preferred investment bears interest at 30-day LIBOR plus 11% per annum, which was 16.765% as of September 30, 2007.

Through our acquisition of Winston, the Company acquired an interest in a joint venture, 131 East Redwood (Tenant) LLC (“Redwood”), with Redwood Center, LLC and Chevron TCI, Inc.  The Company currently owns a 0.1% interest in the joint venture.  Redwood leases the Hampton Inn & Suites Baltimore Inner Harbor hotel in Maryland from the Company.   Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating results from the operations of the hotel.

Through our acquisition of Winston, the Company acquired an interest in a joint venture, Winston Kansas City, LP (“Kansas City”), with U.S. Bancorp Community Development Corporation (“US Banc”)  a 123-room Courtyard by Marriott hotel, which opened on April 20, 2006.   The Company currently owns a 0.21% interest in Kansas City, which owns the hotel, and a 100% interest in Barclay Holding, which leases the hotel from Kansas City.  Excluding a 2% priority payment return on US Banc’s investment, substantially all of the profit or loss generated by the joint venture is allocated to the Company.

Through our acquisition of Winston, the Company acquired an interest in a joint venture, New Stanley Associates, LLP (“Stanley”), with Stanley Holdings, LLC that owns the Stanley Hotel in Estes Park, CO.  The Company currently owns a 60% interest in both Stanley, which owns the hotel, and New Stanley Associates Lessee, LLC, which leases the hotel from Stanley.

Through our acquisition of Winston, the Company acquired an interest in a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill”), with Chapel Hill Investments, LLC.  The Company currently owns a 48.78% interest in both Chapel

Hill, which owns the Chapel Hill, NC Courtyard by Marriott, and Chapel Hill Lessee Company, LLC, which leases the hotel.  The Company has also invested $1.2 million in exchange for a preferred equity interest in Chapel Hill.  The Company’s preferred investment bears interest at 30-day LIBOR plus 5.885%, which was 11.650% as of September 30, 2007.

Through our acquisition of Winston, the Company acquired an interest in a joint venture,  Marsh Landing Hotel Associates, LLC (“Marsh Landing”), with Marsh Landing Investments, LLC.   The Company currently owns a 49% interest in both Marsh Landing, which owns the Ponte Vedra, FL Hampton Inn, and Marsh Landing Lessee Company, LLC, which leases the hotel from Marsh Landing.

Through our acquisition of Winston, the Company acquired an interest in a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville”), with Skyline Hotel Investors, LLC (“Skyline”).  Jacksonville is building a 120-room Courtyard by Marriott in Jacksonville, FL for approximately $15.1 million.  Jacksonville plans to open the hotel in the fourth quarter of 2007.  The Company owns a 48% interest in both Jacksonville, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC, which will lease the lodging from Jacksonville.

On September 20, 2007, the Company entered into a joint venture agreement with CCC Homewood Hotel Investors to form Inland CCC Homewood Hotel LLC (“Homewood”).  The Company will have a 95% interest in Homewood.  Homewood has entered into a separate joint venture agreement, with B&B Hotel, LLC, to form Homewood Hotel Associates LLC (“Homewood Hotel”)for the purpose of developing a 111 room hotel in Homewood, Alabama.  Homewood will have an 83% interest in Homewood Hotel.  As of September, 30, 2007 Homewood Hotel has acquired a land parcel for future development of the hotel.

Cobalt Industrial REIT II.  Under the shareholders agreement, as amended, we have committed to invest, over a thirty-month period through a wholly owned subsidiary, Inland American Cobalt Investors, L.L.C., up to $149 million in shares of common beneficial interest of Cobalt.  As of September 30, we have invested approximately $35.3 million in Cobalt.  As of September 17, 2007, Cobalt had acquired forty industrial projects consisting of 3.5 million total gross leasable square feet and located within the greater metropolitan areas of Atlanta, Georgia, Chicago, Illinois, Orlando, Florida and Phoenix, Arizona.

Lauth Group, Inc.  As of September 30, 2007, LIP Holdings had invested in thirty-three properties in various stages of construction in twelve states.  As of September 30, 2007, we had invested approximately $132.2 million in exchange for the Class A Participating Preferred Interests of LIP Holdings.  We will invest up to $253 million.

D.R. Stephens Institutional Fund.  As of September 30, 2007, the Fund had acquired six industrial properties consisting of approximately 1.3 million total gross leasable square feet located in Antioch, Fremont and Milpitas, California for a total purchase price of approximately $113.3 million, of which we have funded approximately $41 million in cash.

Notes Receivable

Our notes receivable balance of $258,027 as of September 30, 2007 consisted of six installment notes from unrelated parties that mature on various dates through May 2012 and seven installment notes assumed in the Winston acquisition.  The notes are secured by first mortgages on vacant land and shopping center and lodging properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 13.27% per annum.  For the nine months ended September 30, 2007 and September 30, 2006, we recorded interest income from notes receivable of $12,195 and $35, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

Results of Operations

General

The following table summarizes our properties purchased by quarter from inception (dollar amounts are stated in thousands).

Quarter Ended	Properties Purchased Per Quarter	Square Feet Acquired	Purchase Price
December 31, 2005	37	3,829,615	$753,990
March 31, 2006	6	658,212	$143,060
June 30, 2006	13	1,455,154	$277,067
September 30, 2006	8	2,386,757	$544,340
December 31, 2006	29	6,161,185	$712,320
March 31, 2007	17	4,410,686	$374,058
June 30, 2007	213	7,352,500	$1,014,439
September 30, 2007	69	4,304,480(1)	$1,170,581

Total	392	30,558,589	$4,989,855

(1)  Square feet acquired does not include the 45 properties acquired in the lodging segment.

Consolidated Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2007 and 2006. We do not present a comparison to three and nine months ended September 30, 2005 because there was no property or other significant operations during that time period.  We generate almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of properties that we have owned and operated for the three and nine month periods during each year.  A total of 57 and 39 of our investment properties satisfied these criteria during the period presented and are referred to herein as "same store" properties for the three and nine months ended September 30, 2007 and 2006 which comprise approximately 5.9 million and 3.5 million square feet, respectively.  The "same store" properties represent approximately 20% and 12% of the square footage of our portfolio at September 30, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  A majority of our acquisitions that satisfied the criteria for "same store" analysis are in the office and retail segments.  Therefore, "same store" analysis is only presented in the office and retail segment results. All dollar amounts are stated in thousands (except per share amounts).

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Other property income consists of other miscellaneous property income.  Total property revenues were $141,604 and $291,365 for the three and nine months ended September 30, 2007 and $35,127 and $73,954 for the three and nine months ended September 30, 2006, respectively.

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

	Three months ended September 30, 2007	Three months ended September 30, 2006	2007 increase (decrease) from 2006
Property rentals	$73,493	$26,442	$47,051
Straight-line rents	3,104	1,280	1,824
Amortization of acquired above and below market leases, net	97	325	(228)

Total rental income	$76,694	$28,047	$48,647

Tenant recoveries	15,440	6,382	9,058
Other income	2,587	698	1,889
Lodging operating income	46,883	-	46,883

Total property revenues	$141,604	$35,127	$106,477

	Nine months ended September 30, 2007	Nine months ended September 30, 2007	2007 increase (decrease) from 2006
Property rentals	$183,150	$58,686	$124,464
Straight-line rents	8,636	2,770	5,866
Amortization of acquired above and below market leases, net	25	613	(588)

Total rental income	$191,811	$62,069	$129,742

Tenant recoveries	41,144	11,040	30,104
Other income	11,527	845	10,682
Lodging operating income	46,883	-	46,883

Total property revenues	$291,365	$73,954	$217,411

Total property revenues increased $106,477 and $217,411 for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, respectively.  The increase in property revenues in the third quarter of 2007 was due primarily to acquisitions of properties made in the first, second and third quarters of 2007 and the last quarter of 2006.

A summary of economic occupancy by segment follows:

Consolidated Economic Occupancy

Segment	As of September 30, 2007	As of September 30, 2006	2007 increase (decrease) from 2006
Retail	96%	95%	1%
Office	99%	99%	-
Industrial	99%	100%	(1%)
Multi-family	93%	95%	(2%)

Total (1)	97%	96%	1%

(1)  weighted average occupied

Weighted average overall economic occupancy increased 1% in the third quarter of 2007 as compared to the third quarter of 2006.  Property acquisitions in the first, second and third quarter of 2007 and the last quarter of 2006 in the retail sectors partially offset by higher vacancies in properties acquired in the office, industrial and multi-family segments, accounted for the increase in overall economic occupancy in 2007.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $56,652 and $96,292 for the three and nine months ended September 30, 2007 and $9,618 and $16,740 for the three and nine months ended September 30, 2006, respectively.

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	2007 increase from 2006
Operating expenses	$44,476	$6,299	$38,177
Real estate taxes	12,176	3,319	8,857

Total property expenses	$56,652	$9,618	$47,034

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	2007 increase from 2006
Operating expenses	$68,899	$10,467	$58,432
Real estate taxes	27,393	6,273	21,120

Total property expenses	$96,292	$16,740	$79,552

Total operating expenses increased $47,034 and $79,552 for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively, due primarily to the properties acquired in the last quarter of 2006 and the first, second and third quarter of 2007.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	2007 increase from 2006
Depreciation and amortization	$50,857	$13,546	$37,311
Interest expense	34,264	9,566	24,698
General and administrative	6,124	1,296	4,828
Business manager management fee	4,500	1,200	3,300

	$95,745	$25,608	$70,137

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	2007 increase from 2006
Depreciation and amortization	$113,771	$30,495	$83,276
Interest expense	73,165	18,814	54,351
General and administrative	13,712	3,812	9,900
Business manager management fee	9,000	1,200	7,800

	$209,648	$54,321	$155,327

Depreciation and amortization

The $37,311 and $83,276 increase in depreciation and amortization expense for the three and nine months ended September 30, 2007 relative to the three and nine months ended September 30, 2006 was due substantially to the impact of the properties acquired in the last quarter of 2006 and the first, second and third quarter of 2007.

Interest expense

The $24,698 and $54,351 increase in interest expense for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 was primarily due to (1) mortgage debt financings in the first, second and third quarters of 2007 and the last quarter of 2006 which increased to $1,989,618 from $777,956 and (2) the increase in margin borrowing due to the increase in ownership of marketable securities.

A summary of interest expense for the three months ended September 30, 2007 and 2006 appears below:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	2007 increase from 2006
Debt Type
Margin and other interest expense	$8,151	$1,758	$6,393
Mortgages	26,113	7,808	18,305

Total	$34,264	$9,566	$24,698

A summary of interest expense for the nine months ended September 30, 2007 and 2006 appears below:

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	2007 increase from 2006
Debt Type
Margin and other interest expense	$12,969	$3,054	$9,915
Mortgages	60,196	15,760	44,436

Total	$73,165	$18,814	$54,351

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, common share purchase discounts related to shares sold to persons employed by our business manager or its related parties and affiliates, directors' and officers' insurance, postage, board of directors fees and printer costs.  Our expenses were $6,124 and $13,712 for the three and nine months ended September 30, 2007 and $1,296 and $3,812 for the three and nine months ended September 30, 2006, respectively.  The increase is due primarily to the growth of our asset base during late 2006 and 2007.

Business Manager Management Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter as defined in our prospectus.  We paid our business manager a business management fee of $4,500 and $9,000, or approximately 0.35% and 0.17% on an annual basis for the three and nine months ended September 30, 2007.  We paid our business manager $1,200 for the three and nine months ended September 30, 2006.  The business manager has waived any further fees that may have been permitted under the agreement for the first, second and third quarters ended September 30, 2007 and 2006, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and dividends from investments in our portfolio of marketable securities.  Our interest and dividend income was $26,949 and $64,922 for the three and nine  months ended September 30, 2007 and $6,343 and $13,221 for the three and nine months ended September 30, 2006, respectively, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments.  We also realized a gain on sale of securities, net of $7,502 and $12,655 for the three and nine months ended September 30, 2007 and $1,352 and $1,973 for the three and nine months ended September 30, 2006.  Interest income was $20,720 and $50,662 for the three and nine months ended September 30, 2007 and $4,248 and $9,122 for the three and nine months ended September 30, 2006, respectively, resulting primarily from interest earned on cash investments which were significantly greater during the nine months ended September 30, 2007 due to our capital raise compared to the nine months ended September 30, 2006.  There is no assurance that we will be able to generate the same level of investment income or gains in the future.

Minority Interest

The minority interest represents the interests in Minto Builders (Florida), Inc. ("MB REIT") and other consolidated joint ventures owned by third parties.

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

The value of the put/call arrangements was a liability of $140 and $304 as of September 30, 2007 and December 31, 2006, respectively.  Other income of $(315) and $164 was recognized for the three and nine months ended September 30, 2007, respectively, and $(401) and $214 for the three and nine months ended September 30, 2006, respectively. The value of the put/call arrangements increased from December 31, 2006 to September 30, 2007 due to the life of the put/call being reduced and rising interest rates. The value of the put/call arrangement could increase or decrease in the future as the timing of the put and call options become closer.

An analysis of results of operations by segment follows:

Office Segment

We continue to see positive trends in our portfolio including high occupancy and increasing rental rates for newly acquired properties.  For example, we believe the Minneapolis, MN and Dulles, VA office markets, where a majority of our multi-tenant office properties are located, continue to remain strong with increasing occupancies and rental rates in these markets.  Office property yields on new acquisitions remain competitive at rates slightly above our other segments.

Comparison of Three Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the office segment of 17 properties and for the same store portfolio consisting of five properties acquired prior to July 1, 2006.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2007 and September 30, 2006.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$26,108	$11,552	$14,556	$7,299	$7,234	$65
Tenant recovery incomes	6,901	2,232	4,669	95	77	18
Other property income	1,330	300	1,030	37	11	26

Total revenues	$34,339	$14,084	$20,255	$7,431	$7,322	$109

Expenses:
Property operating expenses	$6,885	$2,752	$4,133	$516	$479	$37
Real estate taxes	3,237	1,016	2,221	84	53	31

Total operating expenses	$10,122	$3,768	$6,354	$600	$532	$68

Net property operations	24,217	10,316	13,901	6,831	6,790	41

Comparison of Three Months Ended September 30, 2007 to 2006.  Office properties real estate rental revenues increased from $14,084 in the third quarter of 2006 to $34,339 in the third quarter of 2007 mainly due to the acquisition of 10 properties since September 30, 2006.  Office properties real estate and operating expenses also increased from $3,768 in 2006 to $10,122 in 2007 as a result of these acquisitions.

Office segment property rental revenues are less than the retail segment primarily due to less rentable gross square feet. Straight-line rents which adjustments are included in rental income are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. In addition, office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition which also are adjusted through rental income.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.  Office segment operating expenses are slightly greater than the retail segments due to higher common area maintenance costs and insurance.

On a same store office basis, property net operating income increased from $6,790 to $6,831 for a total increase of $41 or about one percent.  Same store office property operating revenues for the three months ended September 30, 2007 and 2006 were $7,431 and $7,322, respectively, resulting in an increase of $109 or 1%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the three months ended September 30, 2007 and 2006 were $600 and $532, respectively, resulting in an increase of $68 or 13%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2007.

Comparison of Nine Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the office segment of 17 properties and for the same store office segment consisting of five properties acquired prior to January 1, 2006.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2007 and September 30, 2006.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$72,236	$25,984	$46,252	$21,836	$21,667	$169
Tenant recovery incomes	18,088	2,386	15,702	234	229	5
Other property income	4,466	308	4,158	272	19	253

Total revenues	$94,790	$28,678	$66,112	$22,342	$21,915	$427

Expenses:
Property operating expenses	$18,774	$3,502	$15,272	$1,571	$1,228	$343
Real estate taxes	8,783	1,123	7,660	255	160	95

Total operating expenses	$27,557	$4,625	$22,932	$1,826	$1,388	$438

Net property operations	67,233	24,053	43,180	20,516	20,527	(11)

Comparison of Nine Months Ended September 30, 2007 to 2006.  Office properties real estate rental revenues increased from $28,678 in the third quarter of 2006 to $94,790 in the third quarter of 2007 mainly due to the acquisition of 10 properties since September 30, 2006.  Office properties real estate and operating expenses also increased from $4,625 in 2006 to $27,557 in 2007 as a result of these acquisitions.

Office segment property rental revenues are less than the retail segment primarily due to less rentable gross square feet. Straight-line rents, which adjustments are included in rental income, are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments.  In addition, office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition which are also adjusted through rental income.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.  Office segment operating expenses per square foot are higher than the retail segments because common area maintenance costs and insurance costs are higher.

On a same store office basis, property net operating income decreased from $20,527 to $20,516 for a total decrease of $11 or less than 1%.  Same store office property operating revenues for the nine months ended September 30, 2007 and 2006 were $22,342 and $21,915, respectively, resulting in an increase of $427 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the nine months ended September 30, 2007 and 2006 were $1,826 and $1,388 respectively, resulting in an increase of $438 or 32%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2007.

Retail Segment

We have seen neutral to slight upward trends of occupancy and rental rates in our retail segment and expect this to continue through the fourth quarter of 2007.  In the third quarter of 2007, we entered into 61,541 square feet of new lease transactions which were at comparable or above current rental rates.

Comparison of Three Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the retail segment of 263 properties and for the same store retail segment consisting of 49 properties acquired prior to July 1, 2006.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2007 and September 30, 2006.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$34,970	15,598	$19,372	$13,668	$13,553	$115
Tenant recovery incomes	7,756	4,113	3,643	2,469	3,628	(1,159)
Other property income	746	347	399	214	350	(136)

Total revenues	$43,472	20,058	$23,414	$16,351	$17,531	$(1,180)

Expenses:
Property operating expenses	$7,488	3,290	$4,198	$3,570	$2,917	$653
Real estate taxes	5,747	2,221	3,526	2,261	1,899	362

Total operating expenses	$13,235	5,511	$7,724	$5,831	$4,816	$1,015

Net property operations	30,237	14,547	15,690	10,520	12,715	(2,195)

Retail properties real estate rental revenues increased from $20,058 in the third quarter of 2006 to $43,472 in the third quarter of 2007 mainly due to the acquisition of 209 retail properties since September 30, 2006.  Retail properties real estate and operating expenses also increased from $5,511 in 2006 to $13,235 in 2007 as a result of these acquisitions.

Retail segment property rental revenues are greater than the office segment primarily due to more gross leasable square feet for the office properties.  Straight-line rents, which are adjusted through rental income, for our retail segment are less than the office segment because the increases are less frequent and in lower increments. In addition, the retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition which are also adjusted through rental income.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is lower than the other segments due to lease termination fee income and miscellaneous income collected from tenants for the other segments.  Retail segment operating expenses are less than the office segment because the office segment had higher common area maintenance costs and insurance costs.

On a same store retail basis, property net operating income decreased from $12,715 to $10,520 for a total decrease of $2,195 or 17%.  Same store retail property operating revenues for the three months ended September 30, 2007 and 2006 were $16,351 and $17,531, respectively, resulting in a decrease of $1,180 or 7%.  The primary reason for the decrease was a decrease in tenant recovery income due to common area maintenance abatement.  Same store retail property operating expenses for the three months ended September 30, 2007 and 2006 were $5,831 and $4,816, respectively, resulting in an increase of $1,015 or 21%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense, common area maintenance costs, and insurance costs in 2007.

Comparison of Nine Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the retail segment of 276 properties and for the same store portfolio consisting of 31 properties acquired prior to January 1, 2006.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2007 and September 30, 2006.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$81,181	$33,805	$47,376	$19,650	$19,140	$510
Tenant recovery incomes	21,360	8,543	12,817	5,146	4,655	491
Other property income	1,487	423	1,064	112	213	(101)

Total revenues	$104,028	$42,771	$61,257	$24,908	$24,008	$900

Expenses:
Property operating expenses	$17,117	$6,503	$10,614	$4,635	$3,559	$1,076
Real estate taxes	14,226	4,933	9,293	3,861	2,822	1,039

Total operating expenses	$31,343	$11,436	$19,907	$8,496	$6,381	$2,115

Net property operations	72,685	31,335	41,350	16,412	17,627	(1,215)

Retail properties real estate rental revenues increased from $42,771 in the third quarter of 2006 to $104,028 in the third quarter of 2007 mainly due to the acquisition of 209 retail properties since September 30, 2006.  Retail properties real estate and operating expenses also increased from $11,436 in 2006 to $31,343 in 2007 as a result of these acquisitions.

Retail segment property rental revenues are greater than the office segment primarily due to less gross leasable square feet for the office properties.  Straight-line rents, which are adjusted through rental income, for our retail segment are less than the office segment because the increases are less frequent and in lower increments.  In addition, the retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition which are also adjusted through rental income.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is lower than the other segments due to lease termination fee income and miscellaneous income collected from tenants for the other segments.  Retail segment operating expenses are greater than the other segments because the retail tenant leases require the owner to pay for common area maintenance costs, real estate taxes and insurance and receive reimbursement from the tenant for the tenant's share of recoverable expenses.

On a same store retail basis, property net operating income decreased from $17,627 to $16,412 for a total decrease of $1,215 or 7%.  The primary reason for the decrease is a reduction in tenant recovery percentages related to common area maintenance and insurance.  Same store retail property operating revenues for the nine months ended September 30, 2007 and 2006 were $24,908 and $24,008, respectively, resulting in an increase of $900 or 4%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase and an increase in tenant recovery income.  Same store retail property operating expenses for the nine months ended September 30, 2007 and 2006 were $8,496 and $6,381, respectively, resulting in an increase of $2,115 or 33%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense, common area maintenance costs, and insurance costs in 2007.

Industrial Segment

We are optimistic about the industrial segment as we enter into new geographic markets with higher occupancies and rental rates than our existing portfolio including Memphis, TN and Chicago, IL, where a majority of our industrial properties are located.

Comparison of Three Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the industrial segment of 60 properties.  A same store analysis is not presented for the industrial segment because only two properties were owned for the entire three months ended September 30, 2007 and September 30, 2006.

	Total Industrial Segment

	2007	2006	Increase
Revenues:
Rental income	$11,537	$427	$11,110
Tenant recovery incomes	783	37	746
Other property income	9	-	9

Total revenues	$12,329	$464	$11,865

Expenses:
Property operating expenses	$771	$24	$747
Real estate taxes	606	37	569

Total operating expenses	$1,377	$61	$1,316

Net property operations	10,952	403	10,549

Industrial properties real estate rental revenues increased from $464 in the third quarter of 2006 to $12,329 in the third quarter of 2007 mainly due to the acquisition of 54 properties since September 30, 2006.  Industrial properties real estate and operating expenses also increased from $61 in 2006 to $1,377 as a result of these acquisitions.

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

Comparison of Nine Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the industrial segment of 60 properties.  A same store analysis is not presented for the industrial segment because only two properties were owned for the entire nine months ended September 30, 2007 and September 30, 2006.

	Total Industrial Segment

	2007	2006	Increase
Revenues:
Rental income	$30,232	$1,179	$29,053
Tenant recovery incomes	1,696	111	1,585
Other property income	4,776	-	4,776

Total revenues	$36,704	$1,290	$35,414

Expenses:
Property operating expenses	$2,270	$61	$2,209
Real estate taxes	1,225	111	1,114

Total operating expenses	$3,495	$172	$3,323

Net property operations	33,209	1,118	32,091

Industrial properties real estate rental revenues increased from $1,290 for the nine months ended September 30, 2006 to $36,704 for the nine months ended September 30, 2007 mainly due to the acquisition of 54 properties since September 30, 2006.  Industrial properties real estate and operating expenses also increased from $172 in 2006 to $3,495 in 2007 as a result of these acquisitions.

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

Comparison of Three Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the multi-family segment of seven properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire three months ended September 30, 2007 and September 30, 2006.

	Total Multi-Family Segment

	2007	2006	Increase
Revenues:
Rental income	$4,079	$470	$3,609
Tenant recovery incomes	-	-	-
Other property income	502	51	451

Total revenues	$4,581	$521	$4,060

	Total Multi-Family Segment

	2007	2006	Increase
Expenses:
Property operating expenses	$1,658	$233	$1,425
Real estate taxes	573	45	528

Total operating expenses	$2,231	$278	$1,953

Net property operations	2,350	243	2,107

Multi–family real estate rental revenues and expenses increased from $521 in the third quarter of 2006 to $4,581 in the third quarter of 2007 and $278 in the third quarter of 2006 to $2,231 in the third quarter of 2007, respectively.  The increases are mainly due to the acquisition of seven properties since September 30, 2006.

Comparison of Nine Months Ended September 30, 2007 to September 30, 2006

The table below represents operating information for the multi-family segment of seven properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire nine months ended September 30, 2007 and September 30, 2006.

	Total Multi-Family Segment

	2007	2006	Increase
Revenues:
Rental income	$8,162	$1,101	$7,061
Tenant recovery incomes	-	-	-
Other property income	798	114	684

Total revenues	$8,960	$1,215	$7,745

Expenses:
Property operating expenses	$3,063	$401	$2,662
Real estate taxes	1,147	106	1,041

Total operating expenses	$4,210	$507	$3,703

Net property operations	4,750	708	4,042

Multi–family real estate rental revenues and expenses increased from $1,215 for the nine months ended September 30, 2006 to $8,960 for the nine months ended September 30, 2007 and $507 for the nine months ended September 30, 2006 to $4,210 for the nine months ended September 30, 2007, respectively.  The increases are mainly due to the acquisition of six properties since September 30, 2006.

Lodging Segment

For the third quarter 2007, the lodging segment is new for us.  No comparison for the three months and nine months ended September 30, 2007 and 2006 is presented.  The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.

Operations of the three and nine months ended September 30, 2007

Total Lodging Segment
2007
Revenues:
Lodging operating income	$46,883

Total revenues	$46,883

Expenses:
Lodging operating expenses to non- related parties	$27,224
Lodging operating expenses to related parties	450
Real estate taxes	2,013

Total operating expenses	$29,687

Net lodging operations	17,196

Related Party Transactions

A related party of the Business Manager provides loan servicing to us for an annual fee.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for us and 200 dollars per month, per loan for MB REIT.  For the nine months ended September 30, 2007 and 2006, fees totaled $114 and $30, respectively.

We pay a related party of the Business Manager 0.2% of the principal amount of each loan placed.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the nine months ended September 30, 2007 and 2006, we paid loan fees totaling $1,445 and $1,186, respectively, to this related party.  None of these fees remained unpaid as of September 30, 2007 and December 31, 2006.

After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  We pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if we acquire the Business Manager.  Separate and distinct from any business management fee, we also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on our behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for us except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager.  For any year in which we qualify as a REIT, our Business Manager must reimburse us for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the nine months ended September 30, 2007, our average invested assets were $5,387,420 and our operating expenses, as defined, were $20,930 or .39% of average invested assets.  We incurred fees of $9,000 and $1,200 for the nine months ended September 30, 2007 and September 30, 2006, respectively, of which none remained unpaid as of September 30, 2007.  The Business Manager has agreed to waive all fees allowed but not paid, except for the $9,000 incurred for the nine months ended September 30, 2007.

We also pay the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  We incurred fees of $20,120 for the nine months ended September 30, 2007, of which $4,500 remained unpaid as of September 30, 2007.  No fees were incurred for the nine months ended September 30, 2006.

The property managers, an entity owned principally by individuals who are related parties of the Business Manager, are paid property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred and paid property management fees of $11,046 and $2,946 for the nine months ended September 30, 2007 and 2006.  None of these fees remained unpaid as of September 30, 2007 and December 31, 2006.

We established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 2,014,147 and 160,416 shares to related parties and recognized an expense related to these discounts of $1,268 and $141 for the nine months ended September 30, 2007 and 2006, respectively.

We pay a related party of the Business Manager to purchase and monitor our investment in marketable securities.  We incurred expenses totaling $1,588 and $565 during the nine months ended September 30, 2007 and 2006, respectively, of which $413 remained unpaid as of September 30, 2007.  The total annual fees paid to this entity plus the annual business management fee paid to our Business Manager may not exceed the amounts we may pay as the annual business management fee.

As of September 30, 2007 and December 31, 2006, we had incurred $508,337 and $178,012 of offering costs, respectively, of which $483,739 and $159,357, respectively, was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of September 30, 2007 and December 31, 2006, the offering costs for the initial offering did not exceed the 4.5% and 15% limitations.  We anticipate that second offering costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $324,382 and $80,736 for the nine months ended September 30, 2007 and 2006, of which $3,184 was unpaid as of September 30, 2007 and are included in the offering costs described above.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to our administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the nine months ended September 30, 2007 and 2006, we reimbursed $6,750 and $2,940 of these costs, respectively, of which $2,565 remained unpaid as of September 30, 2007.

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

Acquisition of Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. The assets and liabilities of the acquired entities are recorded using the fair value at the date of the transaction.  Any additional amounts are allocated to intangible assets and goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible assets acquired and liabilities assumed.  We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.

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

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and five to 15 years for site improvements.  Furniture, fixtures and equipment are depreciated on a straight-line basis over five to nine years.  Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Revenue Recognition

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.  Due to the impact of the straight-line basis, rental income generally is greater than the cash collected in the early years and decreases in the later years of a lease.  We periodically review the collectibility of outstanding receivables.

Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of September 30, 2007, there were no material adjustments for master lease agreements.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

We recognize lodging operating revenue on an accrual basis consistent with operations.

Partially-Owned Entities:

We consider FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and SOP 78-9: “Accounting for Investments in Real Estate Ventures,” to determine the method of accounting for each of its partially-owned entities.  In instances where we determine that a joint venture is not a VIE, we first consider EITF 04-05.  The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partner is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, the general partner does not control the limited partnership and as such overcome the presumption of control by the general partner and consolidation by the general partner.

Income Taxes

We and MB REIT operate in a manner intended to enable each entity to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT that distributes at least 90% of its "REIT taxable income" to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.  If we or MB REIT fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.  Our wholly-owned taxable-REIT subsidiaries are required to pay income taxes at the applicable rates.

Liquidity and Capital Resources

General

Our principal demand for funds has been to invest in joint ventures and properties, to fund notes receivables, to invest in REIT marketable securities, to pay our operating expenses and the operating expenses of our properties, to pay expenses associated with our public offerings and to make distributions to our stockholders. Generally, our cash needs have been funded from:

•

the net proceeds from the public offerings of our shares of common stock;

•

from interest. investment and gain on sale income earned on our investment in marketable securities;

•

from income earned on our investment properties;

•

distributions from our joint venture investments.

Liquidity

Offering.  Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  As noted herein, through September 30, 2007, we had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007. Through September 30, 2007, we had sold a total of 16,787,066 shares in the follow-on offering and 1,510,309 shares pursuant to the offering of shares through the dividend reinvestment plan.

We may also generate additional capital through borrowings secured by existing or future properties.  As a matter of policy, we limit our total indebtedness to approximately 55% of the combined fair market value of our assets on a consolidated basis.  For these purposes "fair market value" of each asset is equal to the purchase price paid for the asset or the value reported in the most recent appraisal of the asset, whichever is later.  As of September 30, 2007, we had borrowed approximately $2.0 billion equivalent to 40% of the combined fair market value of our assets on a consolidated basis.  We may also generate additional capital through borrowings on an unsecured basis and from income generated from our existing real estate investments and investments in marketable securities.

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

Mortgage Debt.  As of September 30, 2007, on a consolidated basis, we had mortgage debt secured by 146 properties totaling approximately $2.0 billion, which excludes mortgage discounts net of accumulated amortization of $2.7 million as of September 30, 2007.  These debt obligations require monthly payments and bear interest at a range of 4.83% to 6.01% per annum.  As of September 30, 2007, the weighted average interest rate on the mortgage debt was 5.51%.

We have entered into interest rate lock agreements with lenders to secure interest rates on mortgage debt on identified properties we own or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of September 30, 2007, we have approximately $3.6 million of rate lock deposits outstanding.  The agreements locked interest rates ranging from 5.620% to 6.240% on approximately $350 million in principal.

Recent unusual volatility in the capital markets could expose the company to liquidity risk.  We currently do not know the full extent to which the US credit markets disruption will affect us.  However, we currently do not expect the market developments of which we are aware to have a materially negative impact on our business or our results of operations.  Based upon our available cash balances and outstanding borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements.  Moreover, these market developments may produce a number of attractive investment opportunities for us in the future.  Although we take advantage of rate locks, there exists a risk in the current environment that lenders will not honor their commitments or we are unable to borrow amounts under acceptable terms and conditions.

Margins Payable.  We have purchased a portion of our marketable securities through margin accounts.  As of September 30, 2007, we have recorded a payable of $121 million for securities purchased on margin against a total securities portfolio of $299 million.  This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points.  At September 30, 2007, the rate we were paying on this margin debt was 6.133%.

Marketable Securities.  As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities. We had investments in marketable securities of $299 million at September 30, 2007 consisting of preferred and common stock investments in other REITs.  Of the investment securities held on September 30, 2007, we have accumulated other comprehensive income (loss) of $(16) million, which includes gross unrealized losses of $21 million. Realized gains and losses from the sale of available-for-sale securities are specifically identified and determined. During the three and nine months ended September 30, 2007, we realized a gain of approximately $13 million and a gain of approximately $18 million on the sale of shares, respectively.  Our policy for assessing recoverability of available-for-sale securities is to record a charge against net earnings when we determine that a decline in the fair value of a security drops below the cost basis and we judge that decline to be other than temporary.  During the three and nine months ended September 30, 2007, we recorded a write-down of $5 million and $6 million, respectively. Dividend income is recognized when earned.  During the three and nine months ended September 30, 2007, dividend income of $4 million and $14 million was recognized, respectively.  The overall stock market and REIT stocks have declined over the last few months including investments we have in REIT stocks and although these investments have generated both current income and gain on sale, during the three and nine months ended September 30, 2007, there is no assurance that existing or future investments will generate any income or gains due to economic uncertainties that may occur in the future and they may generate a loss.

Capital Resources

Cash Flows From Operating Activities

Cash provided by operating activities was $158.8 million for the nine months ended September 30, 2007 and $44.8 million for the nine months ended September 30, 2006, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was due primarily to the acquisition of 331 properties since September 30, 2006.

Cash Flows From Investing Activities

Cash used in investing activities was $3.1 billion for the nine months ended September 30, 2007 and $831.1 million for the nine months ended September 30, 2006, respectively.  During the nine months ended September 30, 2007, cash was used primarily for the acquisition of Winston Hotels, the acquisition of 255 properties, the purchase of marketable securities, the funding of six notes receivable, and funding into our JVs.

Cash Flows From Financing Activities

Cash provided by financing activities was $3.5 billion for the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $2.9 billion.  We generated approximately $73.9 million by borrowing against our portfolio of marketable securities.  We generated approximately $694.3 million from borrowings secured by mortgages on our properties and paid approximately $10.6 million for loan fees to procure these mortgages.  MB REIT paid approximately $8.6 million in distributions to its stockholders.  We paid approximately $144.9 million in distributions to our common stockholders and paid off mortgage debt in the amount of $20.2 million.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives we borrow primarily at fixed rates that we rate lock in advance.  We generally enter into rate lock mortgage debt agreements prior to purchasing a property, however due to the current vitality in the debt market our opportunity to rate lock and borrow funds in the future could be constrained.  We have outstanding rate lock deposits of approximately $3.6 million at rates ranging from 5.620% to 6.340% on $350.2 million of principal for properties we currently own or will be purchasing by the year end.  As of September 30, 2007, the only variable rate debt we had was on our marketable securities.  During the third quarter of 2007 based on language related to material adverse change in the market contained in certain of our blind rate lock agreements lenders did not honor outstanding rate lock agreements we had with them on future unidentified property acquisitions.  Due to these circumstances, we expensed approximately $5.0 million dollars in rate lock deposits and breakage fees.  These costs are included in interest expense in the consolidated statement of operations.

Our interest rate risk is monitored using a variety of techniques. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2007 (dollar amounts are stated in thousands).

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,684,803
Variable rate debt (mortgage loans)	-	-	-	28,027	14,423	21,824

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.51%
Variable rate debt (mortgage loans)	-	-	-	7.22%	7.33%	7.27%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2.7 million, net of accumulated amortization, is outstanding as of September 30, 2007.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of September 30, 2007 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$3,374,902	85,508	506,263	595,732	2,187,399

Ground Lease Payments	$34,862	144	1,739	1,761	31,218

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of September 30, 2007, we would be obligated to pay as much as $24.2 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

As of September 30, 2007 we had outstanding commitments to purchase approximately $2.5 billion of real estate properties (including the Apple assets) through March 31, 2008 and fund approximately $500 million into joint ventures or mortgage notes.  We intend on funding these acquisitions with cash on hand of approximately $879 million, anticipated capital raised through our second offering of approximately $1.015 billion (net of offering costs) through March 31, 2008 and financing proceeds from assuming debt related to some of the acquisitions or financings that have been rate locked for specific identified properties that we have purchased or are included in the amount above of $1.52 billion.  There can be no assurance that we will raise the capital from our second offering or that lenders will honor their lending commitments.

Over the next seven years, we are required to fund up to $619 million into our joint ventures.

We are obligated to pay our property manager, an entity owned principally by individuals who are affiliates of the business manager, a property management fee totaling up to 4.5% of gross operating income monthly generated by each property, for management and leasing services.

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

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the nine months ended September 30, 2007 and 2006.  Such selected data should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts.)

For the nine months ended	For the nine months ended

	September 30, 2007	September 30, 2006
Total income	$291,365	73,954

Total interest and dividend income	$64,922	13,221

Net income (loss) applicable to common shares	$52,113	(373)

Net income (loss) per common share, basic and diluted (a)	$.15	(.01)

Distributions declared to common stockholders	$161,655	21,398

Distributions per weighted average common share (a)	$.45	.45

Funds From Operations (a)(b)	$165,842	25,317

Cash flows provided by operating activities	$158,828	44,846

Cash flows used in investing activities	$(3,111,517)	(831,127)

Cash flows provided by financing activities	$3,529,673	1,105,061

Weighted average number of common shares outstanding, basic and diluted	353,783,448	47,631,587

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the period ended September 30, 2007 and 2006, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period September 30, 2007 and 2006.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		Nine Months Ended September 30,
		2007	2006
	Net income (loss) applicable to common shares	$52,113	(373)
Add:	Depreciation and amortization:
	Related to investment properties	113,771	30,495
	Related to income (loss)) from investment in unconsolidated entities	1,744	-

Less:	Minority interests' share
	Depreciation and amortization related to investment properties	1,786	4,805

	Funds from operations	$165,842	25,317

Subsequent Events

We paid distributions to our stockholders of $.05083 per share totaling $24.9 million in October 2007.

We issued 22,373,373 shares of common stock and repurchased 99,640 shares of common stock through the share repurchase program from October 1, 2007 through November 7, 2007, resulting in a total of 519,123,206 shares of common stock outstanding. As of November 7, 2007, subscriptions for a total of 506,345,182 shares were received and accepted resulting in total gross offering proceeds of approximately $4.98 billion and an additional 12,778,024 shares were issued pursuant to the DRP for $121.4 million of additional gross proceeds.

On October 16, 2007, we granted 3,000 shares to Tom Glavin, an Independent Director appointed to the Board of Directors on October 16, 2007.

We have acquired the following properties during the period October 1, 2007 through November 7, 2007.  The respective acquisitions are summarized in the table below (dollar amounts are stated in thousands).

Date		Year	Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
10/10/07	Penn Park Oklahoma City, OK	2004-2005	40,000	231,140	Marshalls, Circuit City Ross, Mardels, Michaels

10/15/07	Hilton Garden Inn-Chelsea New York, NY	2007	55,000	N/A	N/A

10/19/07	Streets of Cranberry Cranberry Township, PA	2006	38,731	107,500	Old Navy

10/26/07	Bradley-Union Venture Westchester, OH	1999	64,800	970,168	Cornerstone Brands, Inc.

10/29/07	Cityville Carlisle (land) Dallas, TX	N/A	3,968	2.276 acres	N/A

During the period from October 1, 2007 through November 7, 2007, we funded earnouts totaling $3.5 million at three properties and our joint venture partner contributed an earnout of $433 thousand into the joint venture..

The mortgage debt financings obtained during the period from October 1, 2007 through November 7, 2007 are detailed in the table below (dollar amounts are stated in thousands).

Date Funded	Property	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
10/10/07	Penn Park *	5.880%	11/01/17	31,000
10/10/07	Encino Canyon Apartments	5.870%	11/01/17	12,000
10/12/07	Bradley Portfolio - Pool C	6.343%	11/01/17	38,315
10/17/07	Seven Palms Apartments	5.620%	11/01/17	18,750
10/19/07	Streets of Cranberry *	LIBOR + 1.50%	04/01/11	24,425
10/26/07	Bradley - Union Venture *	5.540%	01/01/13	38,421
	* Assumed at Acquisition

During the month of October, we funded $12.6 million to the D.R. Stephens Institutional Fund, LLC.

On October 1, 2007, we funded $26.4 million into the Stone Creek Crossing joint venture.

On October 1, 2007, we paid off our note receivable participation of $10.4 million to Inland Real Estate Corporation.

On October 22, 2007, we purchased an additional 800,000 shares of preferred Series A stock in Feldman Mall Properties for an investment of $20 million.

On October 30, 2007, we funded $12.4 million into the LIP joint venture.

In connection with our acquisition of Winston Hotels, Inc., or “Winston,” on July 1, 2007, we incurred an acquisition fee, payable to the Business Manager, equal to approximately $19.8 million, or 2.5% of the aggregate purchase price paid to acquire Winston.  We paid our Business Manager approximately $15.3 million in cash on September 24, 2007 and issued 450,000 shares of our common stock, valued at $10.00 per share, on October 19, 2007 in full payment of this fee.

Apple Hospitality Five, Inc.

American Orchard Hotels, Inc., a Delaware corporation and one of our wholly owned subsidiaries (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apple Hospitality Five, Inc., a Virginia corporation (“Apple”).  Pursuant to the Merger Agreement, at the effective time of the merger, Apple will merge with and into Acquisition Sub, with Acquisition Sub continuing as the surviving entity of the merger.  Each issued and outstanding unit of Apple, equal to a share of Apple’s common stock and a share of Series A preferred stock (together, a “Unit”), and share of Apple Series B convertible preferred stock, on an as-converted basis, other than any dissenting shares, will be converted into, and cancelled in exchange for, the right to receive $14.05 in cash to be paid by us, without interest.  Each option to purchase the Units will be converted into, and cancelled in exchange for, the right to receive a cash payment equal to the product of: (1) number of Units subject to the option and (2) the difference between $14.05 and the exercise price set forth in the option.  The total merger consideration is expected to be approximately $709 million plus we are assuming $4 million of debt.  We intend to fund the merger consideration with cash on hand, and the completion of the merger is not subject to any financing or refinancing contingency.

L Street Marketplace, LLC.

On October 16, 2007, we, through a wholly owned subsidiary, entered into a joint venture with 120-L, L.L.C. (“120-L”), an unaffiliated third party, to form a joint venture to be known as “L Street Marketplace, LLC.”  The purpose of the joint venture is to develop a 275,000 square foot retail center located at 120 Street and L Street, in Omaha, Nebraska, known as the L Street Marketplace.  120-L contributed the land on which the project will be developed to the venture.  The land was appraised as having a market value of approximately $6.1 million.  The total cost of developing the land is expected to be approximately $55.8 million.  We have contributed $7 million to the venture.  The venture has entered into an approximately $49.3 million loan with an unaffiliated third party to fund the remaining portion of the development costs.  This loan bears interest at a rate of 6.90% per annum, and matures on October 31, 2010.  In the event that we and 120-L determine that additional funds are needed for the pre-development activities related to the property, we and 120-L may jointly agree to contribute additional funds.

RLJ Urban Lodging Master, LLC.

We have entered into a merger agreement with RLJ Urban Lodging Master, LLC (referred to herein as "Lodging Master") and RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, which together own all of the membership interests of Lodging Master, referred to herein as the "sellers," to acquire Lodging Master.  On October 16, 2007, we notified Lodging Master and the sellers that we intend to proceed with the merger.  If the merger is completed, Lodging Master will merge with and into our wholly-owned subsidiary (referred to herein as "Acquisition Sub"), with Acquisition Sub continuing as the surviving entity of the merger.  All of the membership interests of Lodging Master, representing all of its equity securities, will be converted into, and cancelled in exchange for, the right to receive the purchase price, which will be equal to $900 million in the aggregate, consisting of $474 million in cash, including amounts in the Escrow Deposit described below, plus Lodging Master's existing indebtedness totaling $385 million and $41 million in new indebtedness ultimately secured by Lodging Master's assets, each as described in more detail below.  The purchase price will be subject to further adjustment as described in the merger agreement.  If the closing conditions set forth in the merger agreement are satisfied or waived prior to January 31, 2008, we expect to close no later than January 31, 2008, but not earlier than January 1, 2008.

The Merger Agreement.  The merger agreement was originally entered into as of August 12, 2007 but provided us with the right to terminate for any reason within twenty-three days in our sole discretion without any obligation on our part.  The agreement was subsequently amended as of September 5, 2007 to extend this termination right through 5:00 p.m. eastern time on September 10, 2007, as of September 13, 2007 to extend this termination right through 5:00 p.m. eastern time on October 15, 2007 and again as of October 15, 2007 to extend this termination right through 5:00 p.m. eastern time on October 16, 2007.  We further amended the agreement on October 16, 2007 to amend certain terms and conditions, as described herein.  Upon signing the original agreement, we deposited $10 million into escrow.  Following the execution of the September 13, 2007 amendment, on September 14, 2007, we directed the escrow agent to disburse $500,000 of this escrow deposit to the sellers as a non-refundable down payment of the purchase price.  Except as described herein, the remaining $9.5 million of this deposit would have been fully refunded if we had terminated the agreement prior to October 16, 2007.  However, on October 16, 2007, we notified the sellers of our intention to proceed with the merger and on October 17, 2007, we deposited an additional $35 million into the escrow for a total deposit of $44.5 million, referred to herein as the "Escrow Deposit."  Except in certain circumstances described below, the Escrow Deposit is non-refundable; however, if we complete the transaction, the Escrow Deposit as well as the $500,000 previously disbursed to the sellers will be credited against the final purchase price.  The purchase price is subject to further adjustment based on the proration of certain items described in the merger agreement.  Items incurred at each hotel property, such as taxes, payables, revenue from operations as well as wages and salaries will be prorated as of the closing date in a manner similar to the way these items would be prorated in an asset purchase or sale and the purchase price will be adjusted by an amount equal to such prorations.  We also will be responsible for all of the costs associated with improvements that may be required by certain franchisors of brands under which certain of the properties owned by Lodging Master operate; however, the purchase price will be reduced by $5 million at closing to cover a portion of these costs.  We also will be responsible for certain closing costs.  We anticipate that the adjustments will increase the purchase price by approximately $18 million.

The merger agreement, as amended on October 16, 2007, describes the existing indebtedness that we expect to retain at the closing of the merger as well as the new indebtedness that we intend to incur in connection with the merger.  The existing indebtedness consists of three groups of existing loans secured by Lodging Master's hotels.  First, we intend to seek the consent of various lenders to retain five secured loans, with an aggregate original loan amount of $125.3 million, on their original terms.  These loans mature from July 2010 to October 2015 and bear interest at fixed rates ranging from 5.41% to 6.93%.  Second, we intend to seek the consent of Capmark Finance, Inc., referred to herein as "Capmark," to retain approximately $162.9 million in loans and related interest rate swap agreements.  Each of the ten loans in this group has an initial term of twelve months, with one option to renew for an additional twelve months.  The Capmark loans bear interest at rates ranging from 30-day LIBOR plus 1.40% to 30-day LIBOR plus 1.75%.  As of June 30, 2007, the Capmark loans bore interest at rates ranging from 5.54% to 7.07%.  In connection with the retention of this group of loans, we would pay Capmark a fee equal to 1% of the retained loan amount.  Finally, we intend to seek the consent of Wells Fargo Real Estate Group, referred to herein as "Wells Fargo," to retain six loans and their related interest rate swap agreements, with an aggregate loan amount of $96.6 million. We would retain the Wells Fargo loans on their original terms.  These loans mature from November 2007 to June 2010, with two one-year renewal options, and bear interest at rates ranging from LIBOR plus 1.60% to LIBOR plus 2.5%.  As of June 30, 2007, the Wells Fargo loans bore interest at rates ranging from 5.75% to 6.94%.  In connection with retaining the Wells Fargo loans, we would pay Wells Fargo a fee equal to 0.25% of the aggregate balance of these loans.  The retention of the three groups of loans on the terms summarized above is a condition of our obligations to complete the merger and is contingent upon certain conditions, and we have not entered into a binding agreement or commitment with any of these lenders.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2007 we did not have any derivative financial instruments that were used to hedge exposures to changes in interest rates on loans secured by our properties.

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

	2007	2008	2009	2010	2011	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	-	161,000	79,541	1,684,803
Variable rate debt (mortgage loans)	-	-	-	28,027	14,423	21,824

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	5.00%	5.06%	5.51%
Variable rate debt (mortgage loans)	-	-	-	7.22%	7.33%	7.27%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $2.4 million, net of accumulated amortization, is outstanding as of September 30, 2007.

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

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

As previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2007, we and our wholly-owned subsidiary, Inland American Acquisition (Winston), LLC, which we refer to as “MergerCo,” were named as defendants to the case captioned Whitney v. Winston Hotels, Inc., et al. (Case No. 07-CVS-3449), as filed in Superior Court in Wake County, North Carolina.  On September 24, 2007, the plaintiffs in the Whitney case voluntarily dismissed their pending action in its entirety.

Item 1A.  Risk Factors

We need to raise sufficient monies to complete our proposed acquisition of RLJ Urban Lodging Master, LLC and the SunTrust Bank Portfolios I and II.

If we were required to immediately complete the proposed merger with RLJ Urban Lodging Master, LLC, or “Lodging Master,” or to complete the proposed acquisition of SunTrust Bank Portfolio I or SunTrust Bank Portfolio II, we may not have sufficient cash on hand to fund the purchase prices.  The Lodging Master transaction is not scheduled to close until mid-January 2008, the acquisition of the SunTrust Bank Portfolio I is not scheduled to begin closing until mid-December 2007 and the acquisition of the first one-third of the SunTrust Portfolio II is not scheduled to close until mid-December 2007, with the remainder of the properties expected to close in March 2008.  We expect to be able to fund the cash portion of each purchase price from proceeds that we will raise in our current public offering between now and each closing, with borrowings secured by approximately $1.7 billion of unencumbered assets that we currently own or by entering into a line of credit, or some combination of the above.  We have not, however, entered into binding agreements or commitments for any of these borrowings, including the line of credit.  Further, there is no assurance that we will be able to enter into agreements on terms and conditions acceptable to us, if at all.  Also, there is no assurance that we will be able to raise sufficient offering proceeds in our current offering.  If we are unable to raise or borrow sufficient monies to pay the purchase price for these proposed acquisitions, we will lose our $44.5 million escrow deposit on the Lodging Master acquisition as well as our $18.6 million deposit on the SunTrust Bank Portfolios.

Conditions of franchise agreements could adversely affect us.

As of October 5, 2007, a total of seventy-five of our wholly owned or partially owned properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International.  These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

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

As of September 30, 2007, approximately 17% of our rental revenue was generated by the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio. One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these three properties. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the three properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of October 1, 2007, approximately 5%, 7%, 12%, 14% and 15% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.  Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Additionally, at October 5, 2007, thirty-nine of our lodging facilities, or approximately 52% of our lodging portfolio, were located in the seven eastern seaboard states ranging from Connecticut to Florida, including fourteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Although our sponsor or its affiliates previously have agreed to forgo or defer advisor fees in an effort to maximize cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the nine months ended September 30, 2007, we incurred business management fees of $9 million, or approximately 0.17% of our average invested assets on an annual basis, as well as investment advisory fees of approximately $1.588 million, together which are less than the full 1% fee that the business manager is entitled to receive. In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On October 19, 2007, we issued 450,000 shares of our common stock, valued at $10.00 per share, to Inland American Business Manager & Advisor, Inc., our Business Manager, in partial payment of the acquisition fee payable to the Business Manager in connection with the merger among the company, our wholly-owned subsidiary, Inland American Acquisition (Winston), LLC, Winston Hotels, Inc. (“Winston”) and WINN Limited Partnership, the operating partnership of Winston.  No sales commission or other consideration was paid in connection with this issuance.  The issuance was consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

Use of Proceeds from Registered Securities

We terminated our initial public offering as of the close of business on July 31, 2007, prior to the sale of all securities registered under that offering.  As of the close of business on July 31, 2007, we had sold a total of 469,598,762 shares in the “best efforts” public offering and a total of 9,720,991 shares pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of approximately $4,788,337,083.

Since October 4, 2004 (inception) through September 30, 2007, we have incurred the following expenses in connection with our initial offering and sale of our shares:

Type of Expense	Approximate Amount
Selling commissions	$331,394,000
Marketing contribution	117,245,000
Other expenses to affiliates of the business manager	9,840,000
Other expenses	31,531,000
Total expenses	$490,009,000

The net offering proceeds to us from the sale of shares in our initial public offering described above, after deducting the total expenses paid and accrued are approximately $4,298,328,000 as of September 30, 2007.

We have used the net offering proceeds from our initial public offering as follows as of September 30, 2007:

Use of Proceeds	Approximate Amount
Investment in joint ventures	$1,562,655,000
Investment in investment property	1,652,478,000
Investment in notes receivable	255,309,000
Working capital	42,983,000
Investment in marketable securities	175,051,000
Temporary investments	609,852,000
Total uses	$4,298,328,000

We temporarily invested a portion of net offering proceeds in short-term, interest bearing securities.

Share Repurchase Program

The table below outlines the shares we repurchased pursuant to our share repurchase program during the quarter ended September 30, 2007.

	Total Number of	Average Price	Total Number of Shares Repurchased as Part of Publicly	Maximum Number of Shares That May Yet Be Purchased Under
	Shares Repurchased	Paid per Share	Announced Plans or Programs	the Plans or Programs
July 2007	136,907	$9.25	136,907	(1)
August 2007	88,757	$9.25	88,757	(1)
September 2007	129,114	$9.25	129,114	(1)

Total	354,778		354,778

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

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 2, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated July 25, 2007, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

2.3

Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2007)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc.  (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.3

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. Agreement (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Escrow Agreement, dated as of July 30, 2007, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.150

Investment Advisory Agreement for Discretionary Accounts, dated as of November 15, 2005, by and between Inland American Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.150 to the Registrant’s Form 8-K dated August 3, 2007, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2007)

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	November 14, 2007

/s/ Lori J. Foust
By:	Lori J. Foust
Treasurer (principal financial officer)
Date:	November 14, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated April 2, 2007, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated July 25, 2007, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

2.3

Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 22, 2007)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of July 1, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated June 20, 2006, as filed by the Registrant with the Securities and Exchange Commission on June 21, 2006)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc.  (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.3

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. Agreement (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Escrow Agreement, dated as of July 30, 2007, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.150

Investment Advisory Agreement for Discretionary Accounts, dated as of November 15, 2005, by and between Inland American Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.150 to the Registrant’s Form 8-K dated August 3, 2007, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2007)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

__________________________________________
*	Filed as part of this Quarterly Report on Form 10-Q.