Form 10-K
period 2007-12-31
Inland American Real Estate Trust, Inc.
filed 2008-03-31
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  X

While there is no established market for the registrant's shares of common stock, the registrant currently is conducting a follow-on offering of its shares of common stock pursuant to a registration statement on Form S-11.  In each of its offerings, the registrant has sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers.  The number of shares held by non-affiliates as of June 30, 2007 (the last business day of the registrant's most recently completed fiscal quarter) was approximately 443,886,100.

As of March 24, 2008 there were 599,603,203 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the 2008 annual stockholders meeting which is expected to be filed no later than April 29, 2008 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

This Annual Report on Form 10-K includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place® trademark is the property of Hyatt Corporation (“Hyatt”).  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

-i-

PART I

Item 1.  Business

General

We were incorporated in October 2004, as a Maryland corporation, to acquire and develop a diversified portfolio of commercial real estate, primarily multi-family, office and industrial distribution buildings, lodging facilities and retail properties, as well as triple-net, single use properties of a similar type, located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations.  We have entered into property management agreements with Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC, affiliates of The Inland Group, Inc., which we refer to collectively as our property managers.  We have entered into a business management agreement with Inland American Business Manager & Advisor, Inc., an affiliate of our sponsor, to be our business manager.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock at $10.00 each, and up to 40,000,000 shares at $9.50 each, which were available for purchase through our dividend reinvestment plan, herein referred to as DRP.  On August 1, 2007, we commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each through our distribution reinvestment plan.

As of December 31, 2007, we have issued a total of 533,404,201 shares, which includes 670,000 shares issued to our sponsor and business manager primarily in respect of acquisition fees.  In addition, we sold 16,079,225 shares through our DRP as of December 31, 2007.  As a result of these sales, we have raised a total of approximately $5.5 billion of gross offering proceeds as of December 31, 2007.

As of December 31, 2007 on a consolidated basis we owned interests in 546 retail properties (the “retail properties”) containing a total of approximately 11.8 million square feet of retail space, 26 office properties (the “office properties”) containing a total of approximately 7.0 million square feet of office space, 61 industrial properties (the “industrial properties”) containing a total of approximately 14.1 million square feet of industrial space, 76 hotel properties (the "lodging properties") containing a total of 10,411 rooms, eight multi-family properties (the “multi-family properties”) containing a total of 2,235 apartment units and ten development properties.  The retail properties, office properties, industrial properties and multi-family properties are herein referred to collectively as the “properties”.  All of our properties are located within the United States.  As of December 31, 2007, the retail properties, the office properties, the industrial properties and the multi-family properties were 95%, 98%, 93% and 89% leased based on a weighted average basis, respectively.

Segment Data

We operate on a consolidated basis in five business segments: office properties, retail properties, multi-family properties, industrial properties and lodging properties.  Information related to our business segments for the year 2007 is set forth in Note 10 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Customers

For the year ended December 31, 2007, we generated more than 10% of our rental revenue from one tenant, AT&T.  AT&T, Inc. leases 100% of the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri, and AT&T Center in Cleveland, Ohio, which generated approximately 16% of our rental revenue for the year ended December 31, 2007.  We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions.

Tax Status

We and Minto Builders (Florida), Inc., a majority owned subsidiary, herein referred to as MB REIT, have elected to be taxed as real estate investment trusts, or REITs, under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code for the tax year ending December 31, 2005.  Because we and MB REIT qualify for taxation as REITs, we and MB REIT generally will not be subject to federal income tax.  Failure to satisfy the requirements for continuing to qualify as a REIT, however,  will subject us to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on its income and property, respectively, and to Federal income and excise taxes on our or MB REIT's undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from real estate investment programs, including two REITs, sponsored by our sponsor and its affiliates for retail shopping centers and single tenant net-leased properties that may be suitable for our investment.  Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We have 104 full-time individuals employed primarily by our lodging and student housing subsidiaries.  Our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.'s affiliated entities, including our business manager and are compensated by these entities, in part, for their services rendered to us.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be independent.  Further, any transactions between The Inland Group, Inc. or its affiliates and us must be approved by a majority of our independent directors.

Beginning on page 3 is a discussion of the risks that we believe are material to investors who purchase or own our common securities.  You should consider carefully these risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Environmental Matters

We are not aware of any environmental liability relating to our properties that we believe, would have a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions.

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2007:

Robert D. Parks, 64, has been our chairman of the board and director since our formation.

Brenda G. Gujral, 65, has been our president and director since our formation.

Roberta S. Matlin, 63, has been our vice president - administration since our formation.

Lori J. Foust, 43, has been our treasurer and principal financial officer since October 2005.

Scott W. Wilton, 47, has been our secretary since our formation.

Jack Potts, 38, has been our principal accounting officer since September 2007.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC").  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Risks Related to Our Business

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

An investor’s investment in us is directly affected by general economic and regulatory factors that impact real estate investments.

Because we invest primarily in commercial real estate, our financial condition, results of operations and our ability to pay distributions is directly affected by general economic and regulatory factors impacting real estate investments. These factors are generally outside of our control. Among the factors that could impact our real estate assets and the value of an investor’s investment are:

•

local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we own or seek to acquire, including, with respect to our lodging facilities, quick changes in supply of and demand for rooms that are rented or leased on a day-to-day basis;

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

Even if we are able to access sufficient capital, we may suffer from delays in deploying the capital into properties or other real estate assets. Delays may occur, for example, as a result of our relying on our business manager and its affiliates, including Inland Real Estate Acquisitions, Inc., or “IREA,” to identify these opportunities given that these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor. Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. In addition, when we acquire a property prior to the start of construction or during the early stages of construction, it typically takes several months to complete construction and rent available space. Therefore, cash flow attributable to those particular properties could be delayed. If we are unable to deploy capital not otherwise invested in income-producing real estate assets in a timely manner, our ability to pay distributions will be adversely affected. As of the date of this report, we have not identified all of the real estate assets that we will purchase with the proceeds of our current offering. Because we are conducting our current offering on a “best efforts” basis over several months, our ability to purchase specific real estate assets will depend partially on the amount of net proceeds realized from that offering. We also may experience delays as a result of selling shares or negotiating or obtaining the necessary purchase documentation to close an acquisition. We also may invest all proceeds we receive from our current offering in short-term, highly-liquid investments. These short-term investments typically yield less than investments in commercial real estate. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay fees in connection with our current offering and the expenses of our business manager, property managers and other affiliates of our sponsor in connection with acquiring real estate assets for us.  Because cash generated by our short-term investments may not be reinvested in additional short-term investments, our percentage return on short-term investments may, therefore, be less than the return an investor may otherwise realize by directly investing in similar types of short-term investments.

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

One tenant generated  a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of December 31, 2007, approximately 12% of our rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these three properties. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the three properties were leased to a new tenant or tenants.

Sale leaseback transactions may be recharacterized in a manner unfavorable to us.

We may from time to time enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller. The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be recharacterized as a joint venture. In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property. Thus, recharacterization of a sale leaseback transaction could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of December 31, 2007, approximately 6%, 6%, 8%, 15% and 15% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.  Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Additionally, at December 31, 2007, thirty-nine of our lodging facilities, or approximately 51% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

We may be unable to sell assets if or when we decide to do so.

Our ability to sell real estate assets is limited by the provisions governing our continued qualifications as a REIT as well as by many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

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

Investing in properties under development, and in lodging facilities, which typically must be renovated or otherwise improved on a regular basis including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. Delays in completing construction also could give tenants the right to terminate preconstruction leases for space at a newly-developed project. We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction. These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a price to be paid for the property at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on investment could suffer, thus impacting our ability to pay distributions.

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

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing an investor’s returns.

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

We have only recently acquired lodging assets and neither our business manager nor its affiliates have extensive experience in this industry.  Lodging properties present challenges that are different from the challenges presented by owning other property types. There is no assurance we will be able to oversee management of these properties in an efficient manner or that we will be able to integrate and adapt the existing systems and procedures of any entity that we have acquired or may acquire to our existing systems and procedures. Failure to do so could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

The hotel market is highly competitive and generally subject to greater volatility than our other market segments.

The hotel business is highly competitive and influenced by factors such as location, room rates and quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in the lodging market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hotel industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hotels. The demand for our hotel rooms will change much more rapidly than the demand for space at our other properties such as office buildings and shopping centers. This volatility in room demand, the price paid on a nightly or daily basis for the room and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

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

As of December 31, 2007, all of our wholly owned or partially owned properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

These agreements also permit the franchisor to terminate the agreement in certain cases such as a failure to pay royalties and fees or perform our other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment. These payments vary. Also, these franchise agreements do not renew automatically. We received notice from a franchisor that the franchise license agreements for two hotels, aggregating 319 rooms, which expire in March 2009 and November 2010, will not be renewed. There can be no assurance that other licenses will be renewed upon the expiration thereof. The loss of a number of franchise licenses and the related termination payments could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

Investments in real estate related securities subjects us to specific risks relating to the particular issuer of the securities.

Consistent with our business plan, we invest in securities issued by publicly traded real estate companies.  Investing in securities involves risks that are somewhat different from those impacting other real estate assets.  The trading market for securities may be more volatile than the market for property assets and thus trading prices may change more quickly and dramatically than the changes in property values.  We also are exposed not only to general market risk relating to securities or property assets in general but also to the risks associated with investing in a particular entity, including its financial condition and the business outlook of the issuer.  There is no assurance that we will be able to quickly vary our portfolio in response to volatile or changing market conditions which could have material adverse effect on our results of operations and financial condition.

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

Actions of our joint venture partners could negatively impact our performance.

As of December 31, 2007, we had entered into joint venture agreements with 12 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. We have invested a total of approximately $500 million in cash in these joint ventures, which we do not consolidate for financial reporting purposes.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•

that our co-member, co-venturer or partner in an investment might become bankrupt, which would mean that we and any other remaining general partners, members or co-venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

•

that our co-member, co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•

that our co-member, co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our current policy with respect to maintaining our qualification as a REIT;

•

that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute that capital;

•

that joint venture, limited liability company and partnership agreements often restrict the transfer of a co-venturer’s, member’s or partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•

that our relationships with our partners, co-members or co-venturers are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in such event, we may not continue to own or operate the interests or assets underlying such relationship or may need to purchase such interests or assets at an above-market price to continue ownership;

•

that disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable partnership, limited liability company or joint venture to additional risk; and

•

that we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.

We generally seek to maintain sufficient control of our ventures to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations and ability to pay distributions.

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

We do not have our own acquisition group.

Except for the persons employed by our lodging and student housing subsidiaries, we do not employ directly any person(s) responsible for identifying and acquiring properties or other real estate assets. Instead, we rely on entities affiliated with our sponsor such as IREA, Inland Capital Markets Group, Inc. and Inland Institutional Capital Partners Corporation to identify and acquire other real estate assets. Other entities formed and organized by our sponsor likewise utilize these entities to identify and acquire real estate assets, including the type of assets that we seek to acquire. IREA is a wholly owned indirect subsidiary of The Inland Group, Inc. Mr. Parks is a director of The Inland Group and two of the other REITs formed and organized by our sponsor. Ms. Gujral is a director of our sponsor and one of the other REITs. Under the property acquisition agreement we have entered into with IREA, we have been granted certain rights to acquire all properties, REITs or real estate operating companies IREA identifies, acquires or obtains the right to acquire. This right is subject to prior rights granted by IREA to other REITs formed and organized by our sponsor, which grant these entities rights superior to ours to acquire neighborhood retail facilities, community centers or single-user properties located throughout the United States. The agreement with IREA may result in a property being offered to another entity, even though we may also be interested in, and have the ability to acquire, the subject property.

We may make a mortgage loan to affiliates of, or entities sponsored by, our sponsor.

If we have excess working capital, we may, from time to time, and subject to the conditions in our articles, make a mortgage loan to affiliates of, or entities sponsored by, our sponsor. These loan arrangements will not be negotiated at arm’s length and may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arrangements with a third-party borrower not affiliated with these entities. Further, defaults on any of these loans could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

Although our sponsor or its affiliates previously have agreed to forgo or defer advisor fees in an effort to maximize cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the year ended December 31, 2007, we incurred business management fees of $9 million, or approximately 0.20% of our average invested assets on an annual basis, as well as investment advisory fees of approximately $2.1 million, together which are less than the full 1% fee that the business manager is entitled to receive.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

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

Financing our future growth plan could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. Although this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance our acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss. Any restrictions on us or our operations also could limit our ability to pay distributions.

If we do not have sufficient working capital, we will have to obtain financing from other sources.

If we do not have sufficient working capital, we will have to obtain financing from sources affiliated with our sponsor or from unaffiliated third parties to fund our cash requirements. We cannot provide assurance that sufficient financing will be available or, if available, will be available on acceptable terms. Additional borrowing for working capital purposes will increase our interest expense and could have an adverse effect on our financial condition, results of operations and ability to pay distributions.

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

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on an investor’s investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on certain loans secured by our assets.  Our derivative instruments currently consist of interest rate swap contracts but may, in the future, include, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. There is no assurance we will be able to manage these risks effectively.  Failure to do so could have a material adverse effect on our results of operations, financial condition and ability to pay distributions will be adversely affected.

The use of derivative financial instruments may reduce the overall returns on an investor’s investments. We have limited experience with derivative financial instruments and may recognize losses in our use of derivative financial instruments. Any loss will adversely affect our results of operations, financial condition and ability to pay distributions.

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

Terrorist attacks may negatively affect our operations and an investor’s investment. We may acquire real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of our hotels to generate operating income and therefore our ability to pay distributions Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions

Uninsured losses or premiums for insurance coverage may adversely affect an investor’s returns.

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we incur any casualty losses not fully covered by insurance, the value of our assets will be reduced by the amount of the uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot provide assurance that any of these sources of funding will be available to us in the future.

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

Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will be deemed a return of capital to the extent of an investor’s tax basis and thereafter shall result in the recognition of capital gain (long-term or short-term, depending on whether the investor has held an investor’s stock for more than a year).

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

Investors’ returns may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Risks Related to Our Business Manager, Property Managers and their Affiliates

We do not have arm’s-length agreements with our business manager, property managers or any other affiliates of our sponsor.

None of the agreements and arrangements with our business manager, property managers and other affiliates of our sponsor was negotiated at arm’s length. These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm’s-length agreements with third parties.

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

We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us. Because these fees generally are based on the amount of our invested assets, the purchase price for these assets or the revenues generated by our properties, we cannot predict the amounts that we will ultimately pay to these entities. In addition, because employees of our business manager are given broad discretion to determine when to consummate a particular real estate transaction, we rely on these persons to dictate the level of our business activity. Fees paid to our business manager, property managers and other affiliates of our sponsor reduce funds available for distribution to our stockholders.  We have also issued stock to our business manager for acquisition fee that could have a dilutive effect on our stockholders.

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

From time to time, we purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with our sponsor. The officers, directors or employees of our business manager, Inland Real Estate Acquisitions, our property managers, Inland Capital Markets Group, Inc. or Inland Institutional Capital Partners Corporation who also perform services for our sponsor or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of our sponsor and its affiliates in preserving or furthering their respective relationships on the other hand. We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

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

Distributions to tax-exempt investors may be classified as unrelated business tax income.

The Internal Revenue Code may classify distributions paid to a tax-exempt investor as unrelated business tax income, or UBTI, if the investor borrows money to purchase our shares.

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

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions

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

Other Risks Related to an Investment in Our Shares

Your interest in us will be diluted if we issue additional shares.

Stockholders do have preemptive rights to any shares issued by us in the future. Our articles authorize us to issue up to 1.5 billion shares of capital stock, of which 1.46 billion shares are designated as common stock and 40 million are designated as preferred stock. We may, in the sole discretion of our board:

•

sell additional shares in our current offering or future offerings;

•

issue equity interests in a private offering of securities;

•

classify or reclassify any unissued shares of preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the preferred stock;

•

issue shares of our capital stock on the exercise of options granted to our independent directors or employees of our business manager, property managers, Inland Real Estate Acquisitions or their affiliates;

•

issue shares of our capital stock in exchange for real estate assets; or

•

issue shares of our capital stock to our business manager or property managers in connection with any business combination between us and any of them.

In addition, we may issue shares to our business manager or its designee to pay certain acquisition fees.

Maryland law and our organizational documents limit an investor’s right to bring claims against our officers and directors.

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

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that investors would receive a “control premium” for their shares.

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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for an investor’s shares.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2007, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned fee simple and leasehold interests in 641 properties, excluding our lodging and development properties, located in 33 states.  In addition, we, through our wholly owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc. and Inland American Lodging Corporation, owned 76 lodging properties in 22 states.  We own interests in retail, office, industrial/distribution, multi-family properties, development properties and lodging properties.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2007 annualized base rent based on the properties owned as of December 31, 2007, excluding our lodging and development properties. (Dollar amounts stated in thousands).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
AT&T Centers	Office	44,119	11.95%	3,600,778	10.51%
SunTrust Bank	Retail/Office	36,339	9.84%	1,555,752	4.54%
Citizens Bank	Retail	18,080	4.90%	907,005	2.65%
Atlas Cold Storage	Industrial/Distribution	12,316	3.33%	1,896,815	5.54%
C&S Wholesalers	Industrial/Distribution	10,340	2.80%	1,720,000	5.02%
Stop & Shop	Retail	10,116	2.74%	601,652	1.76%
Lockhead Martin	Office	7,628	2.07%	340,722	0.99%
Barber-Colman Company	Industrial/Distribution	6,401	1.73%	545,000	1.59%
Randall's Food and Drug	Retail	5,542	1.50%	650,137	1.90%
Cornerstone Consolidated Services Group	Industrial/Distribution	5,507	1.49%	970,168	2.83%

The following tables set forth certain summary information about the properties as of December 31, 2007 and the location and character of the properties that we own.  (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Retail Segment

Retail Properties	Location	GLA Occupied as of 12/31/07	% Occupied as of 12/31/07	Number of Occupied Tenants as of 12/31/07	Mortgage Payable as of 12/31/07 ($)
SunTrust I Portfolio	Multiple States	988,871	100%	210	258,577
SunTrust II Portfolio	Multiple States	359,367	100%	71	74,213
NewQuest Portfolio	Multiple States	1,932,245	93%	432	37,560
Bradley Portfolio	Multiple States	114,308	100%	5	11,126
Six Pines Portfolio	Multiple States	1,418,841	96%	255	158,500
CFG Portfolio	Multiple States	993,926	100%	160	-
Stop & Shop Portfolio	Multiple States	599,830	100%	9	85,053
Paradise Shops of Largo	Largo, FL	50,441	92%	5	7,325
Triangle Center	Longview, WA	247,014	87%	37	23,600
Monadnock Marketplace	Keene, NH	200,791	100%	12	26,785
Lakewood Shopping Center, Phase I	Margate, FL	144,277	97%	30	11,715
Canfield Plaza	Canfield, OH	86,839	86%	9	7,575
Shakopee Shopping Center	Shakopee, MN	35,972	35%	1	8,800
Lincoln Mall	Lincoln, RI	426,879	97%	39	33,835
Brooks Corner	San Antonio, TX	158,666	95%	20	14,276
Fabyan Randall	Batavia, IL	83,285	98%	12	13,405
The Market at Hilliard	Hilliard, OH	107,544	93%	11	11,220
Buckhorn Plaza	Bloomsburg, PA	78,159	98%	14	9,025
Lincoln Village	Chicago, IL	163,168	100%	29	22,035
Parkway Center North	Grove City, OH	125,145	96%	10	-
Plaza at Eagles Landing	Stockbridge, GA	29,265	88%	9	5,310
State Street Market	Rockford, IL	193,657	100%	6	10,450
New Forest Crossing II	Houston, TX	25,080	94%	7	3,438
Sherman Plaza	Evanston, IL	137,186	91%	16	30,275
Parkway Centre North Outlot Building B	Grove City, OH	10,245	100%	6	-
Market at Morse/Hamilton	Gahanna, OH	44,742	100%	12	7,893
Chesapeake Commons	Chesapeake, VA	79,476	100%	3	8,950
Crossroads at Chesapeake Square	Chesapeake, VA	115,407	96%	20	11,210
Gravois Dillon Plaza Phase I and II	High Ridge, MO	141,980	99%	24	12,630
Pavilions at Hartman Heritage	Independence, MO	205,225	92%	24	23,450
Legacy Crossing	Marion, OH	134,389	100%	18	10,890
Shallotte Commons	Shallotte, NC	85,897	100%	11	6,078
Lakewood Shopping Center, Phase II	Margate, FL	87,602	100%	6	-
Northwest Marketplace	Houston, TX	178,212	97%	27	19,965
Spring Town Center III	Spring, TX	19,788	65%	5	-
Lord Salisbury Center	Salisbury, MD	106,721	94%	8	12,600
Riverstone Shopping Center	Missouri City, TX	264,909	87%	15	-
Middleburg Crossing	Middleburg, FL	62,655	98%	12	-
Washington Park Plaza	Homewood, IL	228,324	100%	26	30,600
Wickes - Lake Zurich	Lake Zurich, IL	42,792	100%	1	5,767
McKinney Town Center Outlots	McKinney, TX	17,600	100%	5	-
Forest Plaza	Fond du Lac, WI	119,859	98%	7	2,237
Lakeport Commons	Sioux City, IA	258,754	92%	27	-
Penn Park	Okalahoma City, OK	241,460	100%	19	31,000
Streets of Cranberry	Cranberry Township, PA	81,923	76%	21	24,425
Total Retail Properties		11,228,716	95% (1)	1,706	$ 1,071,793

(1)

weighted average occupancy

The square footage for Saratoga Town Center, Eldridge Town Center, NTB Eldridge, Blackhawk Town Center, Chili's - Hunting Bayou, Joe's Crab Shack - Hunting Bayou, Antoine Town Center, Friendswood Shopping Center, Stables at Town Center (Phase I and II), Tomball Town Center,  Lakewood Shopping Center, Lincoln Mall, Spring Town Center, CyFair Town Center, Lincoln Village, Market at Morse, Fury’s Ferry, The Highlands, Gravois Dillon Plaza, Buckhorn Plaza, Bay Colony town Center, Forest Plaza, Josey Oaks, McKinney Town Center, Penn Park, Riverview Village and Washington Park Plaza includes an aggregate of 506,897 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied as of 12/31/07	% Occupied as of 12/31/07	Number of Occupied Tenants as of 12/31/07	Mortgage Payable as of 12/31/07 ($)
Bradley Portfolio	Multiple States	541,710	100%	7	54,415
New Quest Portfolio	Multiple States	20,659	77%	3	-
SunTrust Office I Portfolio	Multiple States	160,260	100%	8	22,560
SunTrust Office II Georgia	Atlanta, GA	44,054	100%	1	4,402
AT&T Cleveland	Cleveland, OH	431,180	96%	1	29,242
AT&T St. Louis	St. Louis, MO	1,461,274	100%	1	112,695
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
Dulles Executive Plaza I and II	Herndon, VA	346,559	91%	7	68,750
IDS	Minneapolis, MN	1,312,317	94%	230	161,000
Lakeview Technology Center	Suffolk, VA	110,007	100%	2	14,470
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Washington Mutual	Arlington, TX	239,905	100%	1	20,115
Worldgate Plaza	Herndon, VA	322,325	100%	6	59,950
Total Office Properties		6,833,574	98% (1)	269	$ 765,396

(1)

weighted average occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied as of 12/31/07	% Occupied as of 12/31/07	Number of Occupied Tenants as of 12/31/07	Mortgage Payable as of 12/31/07 ($)
Bradley Portfolio	Multiple States	5,926,046	88%	20	206,112
C&S Portfolio	Multiple States	1,720,000	100%	4	82,500
Persis Portfolio	Multiple States	583,900	100%	2	-
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process Facility	Sugarland, TX	150,000	100%	1	8,201
Schneider Electric	Loves Park, IL	545,000	100%	1	11,000
Prologis Portfolio	Multiple States	2,214,005	96%	38	32,450
Atlas Cold Storage Portfolio	Multiple States	1,896,815	100%	11	-
Total Industrial/Distribution Properties		13,198,379	93% (1)	78	$ 346,023

(1)

weighted average occupancy

Multi-family Segment

Multi-Family Properties	Location	GLA Occupied as of 12/31/07	% Occupied as of 12/31/07	Number of Occupied Units as of 12/31/07	Mortgage Payable as of 12/31/07 ($)
Southgate Apartments	Louisville, KY	225,200	96%	247	10,725
Fields Apartment Homes	Bloomington, IN	304,994	95%	272	18,700
Waterford Place at Shadow Creek	Pearland, TX	302,246	92%	273	16,500
The Landings at Clear Lakes	Webster, TX	299,151	88%	322	-
The Villages at Kitty Hawk	Universal City, TX	204,297	83%	260	11,550
University House at UAB	Birmingham, AL	125,356	66%	327	-
Encino Canyon Apartments	San Antonio, TX	226,466	90%	206	12,000
Seven Palms	Webster, TX	304,121	91%	328	18,750
Total Multi-Family Properties		1,991,831	89% (1)	2,235	$ 88,225

(1)

weighted average occupancy

Lodging Segment

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Period Ended 12/31/07 ($)	Average Daily Rate for the Period Ended 12/31/07 ($)	Occupancy for the Period Ended 12/31/07	Mortgage Payable As of 12/31/07 ($)
Inland American Winston Hotels, Inc. (2)
Comfort Inn Riverview	Charleston, SC	Choice	129	54	83	65%	-
Comfort Inn University	Durham, NC	Choice	136	46	73	64%	-
Comfort Inn Cross Creek	Fayetteville, NC	Choice	123	63	77	81%	-
Comfort Inn Orlando	Orlando, FL	Choice	214	34	57	60%	-
Courtyard by Marriott	Ann Arbor, MI	Marriott	160	95	126	76%	12,225
Courtyard by Marriott Brookhollow	Houston, TX	Marriott	197	60	116	52%	-
Courtyard by Marriott Northwest	Houston, TX	Marriott	126	78	116	67%	7,263
Courtyard by Marriott Roanoke Airport	Roanoke, VA	Marriott	135	96	130	74%	14,651
Courtyard by Marriott Chicago- St. Charles	St. Charles, IL	Marriott	121	72	105	69%	-
Courtyard by Marriott	Wilmington, NC	Marriott	128	80	113	71%	-
Courtyard By Marriott Richmond Airport (6)	Sandston (Richmond), VA	Marriott	142	43	92	46%	-
Fairfield Inn	Ann Arbor, MI	Marriott	110	71	104	68%	-
Hampton Inn Suites Duluth- Gwinnett	Duluth, GA	Hilton	136	62	102	61%	9,585
Hampton Inn Baltimore-Inner Harbor	Baltimore, MD	Hilton	116	128	179	71%	14,000
Hampton Inn Raleigh-Cary	Cary, NC	Hilton	129	65	91	72%	-
Hampton Inn University Place	Charlotte, NC	Hilton	126	71	105	67%	-
Hampton Inn	Durham, NC	Hilton	136	65	92	71%	-
Hampton Inn	Jacksonville, NC	Hilton	122	74	89	82%	-
Hampton Inn Atlanta- Perimeter Center	Atlanta, GA	Hilton	131	72	112	64%	8,450
Hampton Inn Crabtree Valley	Raleigh, NC	Hilton	141	61	103	59%	-
Hampton Inn White Plains- Tarrytown	Elmsford, NY	Hilton	156	120	162	74%	15,643
Hilton Garden Inn Albany Airport	Albany, NY	Hilton	155	93	127	73%	-
Hilton Garden Inn Atlanta Winward	Alpharetta, GA	Hilton	164	69	124	56%	10,503
Hilton Garden Inn	Evanston, IL	Hilton	178	116	149	78%	19,928
Hilton Garden Inn RDU Airport	Morrisville, NC	Hilton	155	96	133	72%	-
Hilton Garden Inn Chelsea (7)	New York, NY	Hilton	169	161	288	56%	-
Hilton Garden Inn Hartford North Bradley International	Windsor, CT	Hilton	157	75	117	63%	10,384
Holiday Inn Express Clearwater Gateway	Clearwater, FL	IHG	126	38	86	44%	-
Holiday Inn Harmon Meadow- Secaucus	Secaucus, NJ	IHG	161	121	150	80%	-
Homewood Suites	Cary, NC	Hilton	150	81	111	73%	12,747
Homewood Suites	Durham, NC	Hilton	96	73	104	70%	7,950
Homewood Suites Houston- Clearlake	Houston, TX	Hilton	92	86	115	75%	7,222
Homewood Suites	Lake Mary, FL	Hilton	112	65	100	65%	9,900

Homewood Suites Metro Center	Phoenix, AZ	Hilton	126	56	98	57%	6,330
Homewood Suites	Princeton, NJ	Hilton	142	89	125	71%	-
Homewood Suites Crabtree Valley	Raleigh, NC	Hilton	137	84	121	70%	12,869
Quality Suites	Charleston, SC	Choice	168	65	91	71%	10,350
Residence Inn	Phoenix, AZ	Marriott	168	51	94	54%	-
Residence Inn Roanoke Airport (8)	Roanoke, VA	Marriott	79	61	137	45%	5,566
Towneplace Suites Northwest	Austin, TX	Marriott	127	66	89	74%	-
Towneplace Suites Birmingham-Homewood	Birmingham, AL	Marriott	128	49	84	58%	-
Towneplace Suites Northwest	College Station, TX	Marriott	94	63	81	77%	-
Towneplace Suites Northwest	Houston, TX	Marriott	128	58	102	57%	-
Towneplace Suites	Houston, TX (Clearlake)	Marriott	94	71	94	75%	-
Courtyard by Marriott Country Club Plaza	Kansas City, MO	Marriott	123	106	139	76%	10,621
Hilton Garden Inn	North Canton, OH	Hilton	121	91	130	70%	7,776
Hilton Garden Inn	Wilmington, NC	Hilton	119	78	133	59%	-

Inland American Orchard Hotels, Inc. (3)
Courtyard by Marriott Williams Center	Tucson, AZ	Marriott	153	75	110	68%	16,030
Courtyard by Marriott	Lebanon, NJ	Marriott	125	76	119	63%	10,320
Courtyard by Marriott Quorum	Addison, TX	Marriott	176	74	124	59%	18,860
Courtyard by Marriott	Harlingen, TX	Marriott	114	60	93	65%	6,790
Courtyard by Marriott Westchase	Houston, TX	Marriott	153	77	123	63%	16,680
Courtyard by Marriott West University	Houston, TX	Marriott	100	82	114	72%	10,980
Courtyard by Marriott West Lands End	Fort Worth, TX	Marriott	92	71	102	70%	7,550
Courtyard by Marriott Dunn Loring-Fairfax	Vienna, VA	Marriott	206	104	148	70%	30,810
Courtyard by Marriott Seattle- Federal Way	Federal Way, WA	Marriott	160	93	127	73%	22,830
Hilton Garden Inn Tampa Ybor	Tampa, FL	Hilton	95	86	126	68%	9,460
Hilton Garden Inn	Westbury, NY	Hilton	140	118	147	80%	21,680
Homewood Suites Colorado Springs North	Colorado Springs, CO	Hilton	127	47	84	56%	7,830
Homewood Suites	Baton Rouge, LA	Hilton	115	99	121	82%	12,930
Homewood Suites	Albuquerque, NM	Hilton	151	65	85	68%	10,160
Homewood Suites Cleveland-Solon	Solon, OH	Hilton	86	66	98	68%	5,490
Residence Inn Williams Centre	Tucson, AZ	Marriott	120	85	123	70%	12,770
Residence Inn Cypress- Los Alamitos	Cypress, CA	Marriott	155	103	127	81%	20,650

Residence Inn South Brunswick-Cranbury	Cranbury, NJ	Marriott	108	80	116	69%	10,000
Residence Inn Somerset- Franklin	Franklin, NJ	Marriott	108	90	107	84%	9,890
Residence Inn	Hauppauge, NY	Marriott	100	107	136	79%	10,810
Residence Inn Nashville Airport	Nashville, TN	Marriott	168	80	89	90%	12,120
Residence Inn West University	Houston, TX	Marriott	120	83	119	70%	13,100
Residence Inn	Brownsville, TX	Marriott	102	69	99	70%	6,900
Residence Inn DFW Airport North	Dallas-Fort Worth, TX	Marriott	100	74	109	68%	9,560
Residence Inn Westchase	Houston Westchase, TX	Marriott	120	69	104	67%	12,550
Residence Inn Park Central	Dallas, TX	Marriott	139	67	92	73%	8,970
SpringHill Suites	Danbury, CT	Marriott	106	79	103	77%	9,130
Inland American Lodging Corporation
Hilton University of Florida Hotel & Convention Center (4)	Gainesville, FL	Hilton	248	70	135	52%	-
The Woodlands Waterway® Marriott Hotel & Convention Center (5)	The Woodlands, TX	Marriott	341	103	184	56%	75,400
Total Lodging Properties:			10,411	79	117	67%	634,213

(1)  Our hotels generally are operated under franchise agreements with franchisors including Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Intercontinental Hotels Group PLC (“IHG”) and Choice Hotels International (“Choice”).

(2)  The information presented for the following properties reflects the period from July 1, 2007 to December 31, 2007.

(3)  The information presented for the following properties reflects the period from October 5, 2007 to December 31, 2007.

(4)  The information presented for this property  reflects the period from September 13, 2007 to December 31, 2007.

(5)  The information presented for this property reflects the period from November 23, 2007 to December 31, 2007.

(6)  The information presented for the property reflects the period from December 13, 2007 to December 31 2007.

(7)  The information presented for the property reflects the period from October 15, 2007 to December 31, 2007.

(8)  The information presented for the property reflects the period from October 9, 2007 to December 31, 2007.

Item 3. Legal Proceedings

Contemporaneous with our merger with Winston Hotels, Inc., our wholly owned subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” WINN Limited Partnership, or “WINN,” and Crockett Capital Corporation, or “Crockett,” memorialized in a development memorandum their intentions to subsequently negotiate and enter into a series of contracts to develop certain hotel properties, including without limitation a Westin Hotel in Durham, North Carolina, a Hampton Inn & Suites/Aloft Hotel in Raleigh, North Carolina, an Aloft Hotel in Chapel Hill, North Carolina and an Aloft Hotel in Cary, North Carolina (collectively referred to herein as the “development hotels”).

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN.  The complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties.  The complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett.  The complaint seeks, among other things, monetary damages in an amount not less than $4.8 million with respect to the Cary, North Carolina property.  With respect to the remaining three development hotels, the complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20.1 million.

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  Inland American Winston and WINN contend that the development memorandum was not a binding agreement but rather merely an agreement to negotiate and potentially enter into additional contracts relating to the development hotels, and therefore is unenforceable as a matter of law.  Inland American Winston and WINN have requested that the General Court of Justice of the State of North Carolina dismiss the amended complaint in its entirety, with prejudice.

In a separate matter, on February 20, 2008, Crockett filed a demand for arbitration with the American Arbitration Association against Inland American Winston and WINN with respect to three construction management services agreements entered into by the parties in August 2007. The demand claims that Inland American Winston and WINN have failed to pay Crockett certain fees in exchange for Crockett providing construction management services for our hotel properties located in Chapel Hill, North Carolina, Jacksonville, Florida and Roanoke, Virginia. Pursuant to this arbitration demand, Crockett is seeking damages in an aggregate amount not less than $281,400.  On March 17, 2008, Inland American Winston and WINN filed an answer to this demand stating that they had paid Crockett the amounts due under the agreements and that all other damages sought by Crockett are penalty payments unenforceable against them.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share. There is no established public trading market for our shares of common stock.

In order for the members, and associated persons, of the Financial Industry Regulatory Authority, or “FINRA,” to participate in the offering and sale of shares of common stock pursuant to our current offering, we are required pursuant to NASD Conduct Rule 2710(f)(2)(M) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During the current offering and for the first three full fiscal years following the termination of the offering, the net asset value of each share of our common stock will be deemed to be $10.00 per share (without regard to purchase price discounts for certain categories of investors).  However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance regarding the price that our stockholders would receive  for their shares if a public trading market did exist  Additionally, this deemed value should not be viewed as an accurate reflection of the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed.

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

Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase.  We may use offering proceeds as well as proceeds from our distribution reinvestment plan and other operating funds, if any, reserved by our board, in its sole discretion, to fund the share repurchase program.  In the event that our funds exceed the amount necessary to repurchase shares, we may carry over the excess amount to the subsequent calendar month to repurchase shares during that month.  In the event that our funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular month, shares will be repurchased on a pro rata basis and the portion of any unfulfilled repurchase request will be held until next month unless withdrawn.  Subject to funds being available, we will limit the number of shares repurchased during any consecutive twelve (12) month period to five percent (5.0%) of the number of outstanding shares of common stock at the beginning of that twelve (12) month period. As of December 31, 2007, we had repurchased 1,314,437 shares under the share repurchase program.

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

During the quarter ended December 31, 2007, we repurchased shares of our common stock as follows:

	Total Number of	Average Price	Total Number of Shares Repurchased as Part of Publicly
	Shares Repurchased	Paid per Share	Announced Plans or Programs
October 2007	96,862	$9.25	96,862
November 2007	165,156	$9.25	165,156
December 2007	259,358	$9.26	259,358

Total	521,376		521,376

Stockholders

As of March 24, 2008, we had 132,698 stockholders of record.

Distributions

We have been paying monthly cash distributions since October 2005. The table below sets forth the amount of distributions paid since our inception.  The rate shown is the monthly per share amount.

Rate (per share per month)	Date Declared	Date Distributed
$ .04167	October 1, 2005 - December 1, 2005	November 12, 2005 - January 12, 2006
$ .05000	January 1, 2006 - October 1, 2006	February 12, 2006 - November 12, 2006
$ .05083	November 1, 2006 - October 1, 2007	December 12, 2006 - November 12, 2007
$ .05167	November 1, 2007 - January 1, 2008	December 12, 2007 - February 12, 2008

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2007 to December 31, 2007 totaling $242,605,929 or $.611 per share.  We increased our distribution to

$.05167 from $.05083 for distributions declared in November of 2007.  We expect to continue paying monthly cash distributions at a per share rate of $.05167 through the remainder of 2008. For federal income tax purposes for the year ended December 31, 2007, 37% of the distributions paid during the year constituted a return of capital.  We and MB REIT have each distributed amounts sufficient to satisfy the requirements for maintaining compliance as a REIT.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column)

Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	23,000	$8.95	52,000

Total:	23,000	$8.95	52,000

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to purchase 3,000 shares following their becoming a director and for the grant of additional options to purchase 500 shares on the date of each annual stockholder's meeting.  The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant.  All other options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share.  The subsequent options are exercisable at $8.95 per share prior to the time that there is a public market for our shares.  On February 21, 2006, we granted each of our five independent directors his or her initial option to acquire 3,000 shares.  On April 21, 2006, we granted each of our five independent directors 500 shares on the date of the annual stockholders meeting.  On June 4, 2007, we granted each of our five independent directors 500 shares on the date of the annual stockholders meeting.  On October 16, 2007, we granted our new independent director his initial option to acquire 3,000 shares.

Recent Sales of Unregistered Securities

On October 20, 2004, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to our sponsor, Inland Real Estate Investment Corporation, in connection with our formation.  On September 24, 2007, we issued 450,000 shares of our common stock to our business manager valued at $10.00 per share, or an aggregate of $4,500,000, in partial payment of an acquisition fee.  On December 28, 2007, we issued 200,000 shares of our common stock to our business manager valued at $10.00 per share, or an aggregate of $2,000,000, in partial payment of an acquisition fee. No sales commission or other consideration was paid in connection with the issuance.  The issuance were consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

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

	2007	2006	2005	2004

Total assets	$8,211,758	3,040,037	865,851	731

Mortgages, notes and margins payable	$3,028,647	1,107,113	227,654	-

Total income	$478,736	123,202	6,668	-

Total interest and dividend income	$84,288	22,164	1,663	-

Net income (loss) applicable to common shares	$55,922	1,896	(1,457)	(24)

Net income (loss) per common share, basic and diluted (a)	$.14	.03	(1.65)	(1.20)

Distributions declared to common stockholders	$242,606	41,178	438	-

Distributions per weighted average common share (a)	$.61	.60	.11	-

Funds From Operations (a)(b)	$234,215	48,088	(859)	-

Cash flows provided by (used in) operating activities	$263,420	65,883	11,498	(14)

Cash flows used in investing activities	$(4,873,404)	(1,552,014)	(810,725)	-

Cash flows provided by financing activities	$4,716,852	1,751,494	836,156	214

Weighted average number of common shares outstanding, basic and diluted	396,752,280	68,374,630	884,058	20,000

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the year ended December 31, 2007, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended December 31, 2007 and 2006 and for the period from August 31, 2005 (commencement of the offering) to December 31, 2005.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in distributions paid during that period being treated as a return of capital for tax purposes.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis.  For the year ended December 31, 2007 and 2006, $81,701 and $16,697 (or approximately 37% and 50% of the $222,697 and $33,393 distribution paid in 2006) represented a return of capital.  For the year ended December 31, 2005, $123 (or 100% of the distributions paid for 2005) represented a return of capital due to the tax loss in 2005.  No distributions were made in 2004.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations, or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our property performance to our investment objectives.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		Year ended December 31,
		2007	2006	2005
	Net income (loss) applicable to common shares	$55,922	1,896	(1,457)
Add:	Depreciation and amortization:
	Related to investment properties	174,163	49,681	3,459
	Related to investment in unconsolidated entities	6,538	1,697	-
Less:	Minority interests' share:
	Depreciation and amortization related to investment properties	2,408	5,186	2,861

	Funds from operations	$234,215	48,088	(859)

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See "Risk Factors" above for  a discussion of the  numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.

The following discussion and analysis relates to the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.  To achieve these objectives, we selectively acquire and actively manage investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease and release space at favorable rates, controlling expenses, and maintaining strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors.  We intend to create additional value through redeveloping and repositioning some of our properties in the future.

On a consolidated basis, essentially all of our revenues and operating cash flows this year were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on cash investments, and dividend and sale income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.

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

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2007, 2006 and 2005.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the twelve month period during 2006 and 2007.  A total of 38 of our investment properties satisfied the criteria of being owned for the entire twelve month period for 2006 and 2007 and are referred to herein as "same store" properties for the years ended 2007 to 2006 which comprise approximately 3.7 million square feet.  The "same store" properties represent approximately 10% of the square footage of our portfolio at December 31, 2007.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  A majority of our acquisitions that satisfied the criteria for "same store" analysis are in the office and retail segments.  Therefore, "same store" analysis is only presented in the office and retail segment results. All dollar amounts are stated in thousands (except per share amounts).  We cannot present a same store analysis for 2006 compared to 2005 because we did not own any properties for twelve months in 2005.

Comparison of the years ended December 31, 2007 and December 31, 2006

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Other property income consists of other miscellaneous property income.  Total property revenues were $478,736 and $123,202 for the years ended December 31, 2007 and 2006, respectively.

Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the property owners for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

Our lodging properties generate revenue through sales of rooms and associated food and beverage services.  We measure our financial performance by revenue generated per available room known as  (RevPAR), which is an operational measure commonly used in the hotel industry to evaluate hotel performance.  RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues.

	Year ended December 31, 2007	Year ended December 31, 2006	2007 increase (decrease) from 2006
Property rentals	$267,816	$93,428	$174,388
Straight-line rents	12,765	4,588	8,177
Amortization of acquired above and below market leases, net	155	403	(248)

Total rental income	$280,736	$98,419	$182,317

Tenant recoveries	55,192	21,547	33,645
Other income	16,416	3,236	13,180
Lodging operating income	126,392	-	126,392

Total property revenues	$478,736	$123,202	$355,534

Total property revenues increased $355,534 for the year ended December 31, 2007 over the same period of the prior year.  The increase in property revenues in 2007 and 2006 was due primarily to acquisitions of 624 properties.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $174,755 for the year ended December 31, 2007 and $32,791 for the year ended December 31, 2006, respectively.  Lodging Operating Expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	For the year ended December 31, 2007	For the year ended December 31, 2006	2007 increase from 2006
Operating expenses	$59,678	$20,951	$38,727
Lodging operating expenses	75,412	-	75,412
Real estate taxes	39,665	11,840	27,825

Total property expenses	$174,755	$32,791	$141,964

Total operating expenses increased $141,964 for the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to effect of the properties acquired in 2007, including lodging facilities.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	For the year ended December 31, 2007	For the year ended December 31, 2006	2007 increase from 2006
Depreciation and amortization	$174,163	$49,681	$124,482
Interest expense	108,060	31,553	76,507
General and administrative (1)	19,466	7,613	11,853
Business manager fee	9,000	2,400	6,600

	$310,689	$91,247	$219,442

(1)  Includes expenses paid to affiliates as described below.

Depreciation and amortization

The $124,482 increase in depreciation and amortization expense for the year ended December 31, 2007 relative to the year ended December 31, 2006 was due substantially to the impact of the properties acquired in 2007.

Interest expense

The $76,507 increase in interest expense for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to (1) mortgage debt financings during 2007 which increased to $2,959,480 from $1,062,703 and (2) the increase in margin borrowing due to the increase in ownership of marketable securities.

A summary of interest expense for the year ended December 31, 2007 and 2006 appears below:

	For the year ended December 31, 2007	For the year ended December 31, 2006	2007 increase from 2006
Debt Type
Margin and other interest expense	$15,933	$4,922	$11,011
Mortgages	92,127	26,631	65,496

Total	$108,060	$31,553	$76,507

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, common share purchase discounts related to shares sold to persons employed by our business manager or its related parties and affiliates, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $19,466 for the year ended December 31, 2007 and $7,613 for the year ended December 31, 2006, respectively.  The increase is due primarily to the growth of our asset and stockholder base during late 2006 and 2007.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter as defined in our prospectus.  We paid our business manager a business management fee of $9,000, or approximately 0.20% of average invested assets for the year ended December 31, 2007, as well as investment advisory fees of approximately $2,120, together which are less than the full 1% fee that the business manager is entitled to receive.  The $2,120 investment advisor fee is included in general and administrative expenses.  We paid our business manager $2,400 for the year ended December 31, 2006.  The business manager has waived any further fees that may have been permitted under the agreement for the years ended December 31, 2007 and 2006, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and dividends from investments in our portfolio of marketable securities.  We generally seek to invest in marketable securities issued by other REIT entities.  We focus on investing in REIT entity securities where we believe the yields and returns will exceed those of other short-term investments or where the investment is consistent with our long-term strategy of taking positions in companies which we may have an interest in acquiring.  These investments have historically generated both current dividend income and gains on sale, offset by impairments on securities where we believe the decline in stock price are other than temporary.  Our interest and dividend income was $84,288 and $22,164 for the years ended December 31, 2007 and 2006, respectively.  We also realized a gain (loss) on sale of securities, net of $(2,466) and $4,096 for the years ended December 31, 2007 and 2006.

	For the year ended December 31, 2007	For the year ended December 31, 2006
Interest Income	$61,546	$15,855
Dividend Income	22,742	6,309

Total	$84,288	$22,164

Realized Gains on investment securities	19,280	4,096
Other than temporary impairments	(21,746)	-
Total	(2,466)	4,096

Interest income was $61,546 and $15,855 for the years ended December 31, 2007 and 2006, respectively, resulting primarily from interest earned on cash investments which were significantly greater during the year ended December 31, 2007 due to our capital raise compared to the year ended December 31, 2006.

Dividend income increased by $16,433 for the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of increasing our investments in marketable securities during 2007 compared to 2006.  Although the value of our investments declined during 2007, the dividend yields on our investments were consistent during the year ended December 31, 2007.  There is no assurance that we will be able to generate the same level of interest and dividend income in the future.

Our realized gains increased by $15,184 for the year ended December 31, 2007 compared to the year ended December 31, 2006 because we sold more of our stock investments during 2007 compared to 2006.  Other than temporary impairments was $21,746 for the year ended December 31, 2007.  These impairments resulted, in our view, from the overall decline in the stock market, generally, and the market for REIT stocks particularly.  Depending on market conditions, we may be required to further reduce the carrying value of our portfolio in future periods.  A discussion of our other than temporary impairment policy is included in the discussion of our Critical Accounting Policies and Estimates, below.

Minority Interest

The minority interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and consolidated joint ventures owned by third parties.

Equity in Earnings of Unconsolidated Entities

Our equity in earnings of unconsolidated entities increased to $4,477 from $1,903 as a result of our investment in unconsolidated entities increasing $467,193 from $15,683 at December 31, 2006 to $482,876 at December 31, 2007.  For 2006, our only investment in unconsolidated entities represented our investment in Feldman Mall Properties and Oak Property and Casualty.

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

The value associated with the put/call arrangements was a liability $2,349 and $283 as of December 31, 2007 and 2006, respectively.  Other expense of $2,065 and $46 was recognized for the years ended December 31, 2007 and 2006, respectively. The liability associated with the put/call arrangements increased from December 31, 2006 to December 31, 2007 due to the life of the put/call being reduced and volatility in interest rates.

An analysis of results of operations by segment follows:

The following table summarizes certain key operating performance measures for our properties as of December 31, 2007 and 2006.

Office Segment

	Total Properties
	As of December 31,
	2007	2006
Office Properties
Physical occupancy	98%	97%
Economic occupancy	98%	97%
Base rent per square foot	$14.77	$13.58

The investments in office property largely represent assets leased and occupied to either a diverse group of stable tenants or to single tenants that view the assets as mission-critical to their core operations and that fully utilize the space leased.  Examples of the former include the IDS Center located in the central business district of Minneapolis, and Dulles

Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies funded through prominent federal government initiatives.  Examples of the latter include three buildings leased and occupied by AT&T and located in three distinct US office markets - Chicago, St. Louis, and Cleveland.  In addition, our office portfolio holds multiple properties leased on a full net basis to a financially strong US-based financial institution with the leased locations located in the east and southeast regions of the Country.

We continue to see positive trends in our portfolio including high occupancy and increasing rental rates for newly acquired properties.  For example, we believe the Minneapolis, MN and Dulles, VA office markets, where a majority of our multi-tenant office properties are located, continue to remain strong with high increasing occupancy and increasing rental rates in these markets.  Office property yields on new acquisitions remain competitive at rates slightly above our other segments.  The increase in our base rent per square foot from $13.58 to $14.77 was primarily a result of acquisitions during 2007.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2007 and 2006.

Comparison of Years Ended December 31, 2007 to December 31, 2006

The table below represents operating information for the office segment of 26 properties and for the same store portfolio consisting of five properties acquired prior to January 1, 2006.  The properties in the same store portfolio were owned for the entire year ended December 31, 2007 and December 31, 2006.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$98,764	$42,363	$56,401	$29,178	$28,989	$189
Tenant recovery incomes	22,743	7,359	15,384	79	307	(228)
Other property income	7,066	1,870	5,196	272	25	247

Total revenues	$128,573	$51,592	$76,981	$29,529	$29,321	$208

Expenses:
Property operating expenses	$25,842	$9,186	$16,656	$1,989	$1,875	$114
Real estate taxes	11,494	3,085	8,409	342	293	49

Total operating expenses	$37,336	$12,271	$25,065	$2,331	$2,168	$163

Net property operations	91,237	39,321	51,916	27,198	27,153	45

Comparison of Years Ended December 31, 2007 to 2006.  Office properties real estate rental revenues increased from $51,592 in 2006 to $128,573 in 2007 mainly due to the acquisition of 11 properties since December 31, 2006.  Office properties real estate and operating expenses also increased from $12,271 in 2006 to $37,336 in 2007 as a result of these acquisitions.

Straight-line rent adjustments are included in rental income are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. In addition, office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition which also are adjusted through rental income.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.

On a same store office basis, property net operating income increased to $27,198 from $27,153 for a total increase of $45.  Same store office property operating revenues for the years ended December 31, 2007 and 2006 were $29,529 and $29,321, respectively, resulting in an increase of $208.  The primary reason for the increase was an increase in rental income due to new tenants at these properties that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the years ended December 31, 2007 and 2006 were $2,331 and $2,168, respectively, resulting in an increase of $163.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2007.

Retail Segment

	Total Properties
	As of December 31,
	2007	2006

Retail Properties
Physical occupancy	95%	95%
Economic occupancy	96%	96%
Base rent per square foot	$16.04	$13.77

Retail operations remain solid with consistent and rising rental revenue, stable occupancy results, and continued positive return on investment.  Our retail business is not highly dependant on specific retailers or specific retail industries which shields the portfolio from significant revenue variances over time.  The increase in our base rent per square foot from $13.77 to $16.04 was primarily a result of acquisitions during 2007.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2007 and 2006.

Our retail business is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in thriving communities, with primary locations in the Southwest and Southeast regions of the country.  Adding to this core investment profile is a select number of traditional mall properties, and single-tenant properties.  Among the single-tenant properties, the largest holdings are comprised of investments in bank branches where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating the facility.

Our tenants largely consist of basic-need retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services.  We have only limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers for which the Internet or economic conditions represents a major risk to continued profitability.

It is commonplace for tenants to periodically adjust their retailing strategies, and therefore review existing retail outlets as to their congruency with any revised strategy.  In the event any specific store is inconsistent with a retailer’s revised strategy, the retail company may chose to close select stores.  Economic downturns frequently catalyze these types of reviews among retailers as the retailers seek new ways to meet ever-changing consumer needs.  In some instances, tenants will continue paying rent despite vacating the space; in other instances, tenants will approach the landlord and seek a settlement to allow early termination of the contractual lease.

During 2007, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  Only four retailers, 96,891 square feet, had filed for some level of bankruptcy protection, and all associated stores in our portfolio continued paying as-agreed rent through year-end 2007.  We foresee no material issues to our retail business as a result of these tenant bankruptcy actions.  Furthermore, we continued to actively monitor retail tends and remain cautiously optimistic regarding the retail environment overall, and our portfolio of retail properties and associated tenants.  Our diversification among property locations, tenant categories, and in-fill sites supports our view.

Comparison of Years Ended December 31, 2007 to 2006

The table below represents operating information for the retail segment of 546 properties and for the same store portfolio consisting of 32 properties acquired prior to January 1, 2006.  The properties in the same store portfolio were owned for the entire years ended December 31, 2007 and December 31, 2006.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenues:
Rental income	$121,428	$51,270	$70,158	$26,285	$25,942	$343
Tenant recovery incomes	30,103	13,894	16,209	6,370	7,087	(717)
Other property income	3,128	1,248	1,880	283	223	60

Total revenues	$154,659	$66,412	$88,247	$32,938	$33,252	$(314)

Expenses:
Property operating expenses	$25,308	$10,986	$14,322	$6,397	$5,571	$826
Real estate taxes	19,400	8,395	11,005	4,501	4,175	326

Total operating expenses	$44,708	$19,381	$25,327	$10,898	$9,746	$1,152

Net property operations	109,951	47,031	62,920	22,040	23,506	(1,466)

Retail properties real estate rental revenues increased from $66,412 in the year ended 2006 to $154,659 in the year ended 2007 mainly due to the acquisition of 483 retail properties since December 31, 2006.  Retail properties real estate and operating expenses also increased from $19,381 in 2006 to $44,708 in 2007 as a result of these acquisitions.

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

On a same store retail basis, property net operating income decreased from $23,506 to $22,040 for a total decrease of $1,466 or 6%.  The primary reason for the decrease is a reduction in tenant recovery percentages related to common area maintenance and insurance.  Same store retail property operating revenues for the years ended December 31, 2007 and 2006 were $32,938 and $33,252, respectively, resulting in a decrease of $314 or 1%.  The primary reason for the decrease was a decrease in tenant recovery income.  Same store retail property operating expenses for the years ended December 31, 2007 and 2006 were $10,898 and $9,746, respectively, resulting in an increase of $1,152 or 12%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense, common area maintenance costs, and insurance costs in 2007.

Industrial Segment

	Total Properties
	As of December 31,
	2007	2006

Industrial Properties
Physical occupancy	93%	100%
Economic occupancy	99%	100%
Base rent per square foot	$5.10	$5.85

Our industrial holdings continue showing high occupancy rates, which we believe largely reflects the nature of the property locations in active industrial districts.  Our base rent per square foot has moved lower as a result of new acquisitions.  However, the overall returns for the industrial business remain within our target range.  Our industrial business is diversified to include higher-tech space, which carries relatively higher rental rates, as well as warehouse and distribution space which carries relatively low rental rates. Average rental rates may change from period to period as a result of additional industrial/warehouse space being mixed into our existing portfolio.

The majority of the properties are located in what we believe are active and sought-after industrial markets including the Memphis Airport market of Memphis, TN and the O’Hare Airport market of Chicago, IL, the latter being one of the largest industrial markets in the world.  We believe that future portfolio occupancy and rental income are expected to remain consistent with year-end 2007 results.

Comparison of Years Ended December 31, 2007 to December 31, 2006

The table below represents operating information for the industrial segment of 61 properties.  A same store analysis is not presented for the industrial segment because only one property was owned for the entire years ended December 31, 2007 and December 31, 2006.

	Total Industrial Segment

	2007	2006	Increase
Revenues:
Rental income	$47,039	$3,111	$43,928
Tenant recovery incomes	2,346	294	2,052
Other property income	4,801	2	4,799

Total revenues	$54,186	$3,407	$50,779

Expenses:
Property operating expenses	$3,277	$137	$3,140
Real estate taxes	1,740	259	1,481

Total operating expenses	$5,017	$396	$4,621

Net property operations	49,169	3,011	46,158

Industrial properties real estate revenues increased from $3,407 for the year ended December 31, 2006 to $54,186 for the year ended December 31, 2007 mainly due to the acquisition of 45 properties since December 31, 2006.  Industrial properties real estate and operating expenses also increased from $396 in 2006 to $5,017 in 2007 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs but reimburse us for real estate taxes and insurance.  Industrial segment operating expenses are lower than the other segments because the tenants have net leases and they are directly responsible for operating costs.

Multi-family Segment

	Total Properties
	As of December 31,
	2007	2006

Multi-Family Properties
Physical occupancy	89%	91%
Economic occupancy	89%	91%
End of month scheduled base rent per unit per month	$916.00	$612.00

Multi-family represents the smallest amount of investment in the overall portfolio due to the highly competitive nature for acquisitions, and the relatively small number of quality opportunities during 2007.  We remain interested in multi-family acquisitions and continue to monitor market activity.  Our portfolio contains eight multi-family properties, each reporting high occupancies and rental rate levels.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable performance.  The increase in monthly base rent from $612 per month to $916 per month was a result of 2007 acquisitions.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2007 and 2006.

Comparison of Year Ended December 31, 2007 to December 31, 2006

The table below represents operating information for the multi-family segment of eight properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire year ended December 31, 2007 and December 31, 2006.

	Total Multi-Family Segment
	2007	2006	Increase
Revenues:
Rental income	$13,505	$1,675	$11,830
Tenant recovery incomes	-	-	-
Other property income	1,421	116	1,305

Total revenues	$14,926	$1,791	$13,135

Expenses:
Property operating expenses	$5,251	$643	$4,608
Real estate taxes	1,815	100	1,715

Total operating expenses	$7,066	$743	$6,323

Net property operations	7,860	1,048	6,812

Multi–family real estate rental revenues increased from $1,791 for the year ended December 31, 2006 to $14,926 for the year ended December 31, 2007.  The increases are mainly due to the acquisition of six properties since December 31, 2006.  Multi-family properties real estate and operating expenses also increased from $743 in 2006 to $7,066 in 2007 as a result of these acquisitions.

Multi-family property yields on new acquisitions remain the lowest of all segments.

Lodging Segment

Total Properties
For the period of ownership
2007
Lodging Properties
Revenue per available room	$79
Average daily rate	$117
Occupancy	67%

Lodging facilities represent a relatively new, diversifying class of commercial real estate for our portfolio, and our entire year-end holdings have been acquired during 2007.  Unlike revenue generated from office, retail and industrial properties, revenue generated from lodging facilities is seasonal fluctuating with increases or decreases in travel.  We expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes").  Revenue, operating expenses, and net income are directly tied to the hotel operation whereas office, retail, industrial, and multi-family properties generate revenue from medium to long-term lease contracts.  In this way, net operating income is somewhat more predictable among the properties in the traditional asset classes, though we believe that opportunities to grow revenue are in many cases limited because of the duration of the existing lease contracts.  Lodging facilities have the benefit of capturing increased revenue opportunities on a monthly or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates.

Due to the unique character of the lodging industry, two practices are commonplace:  association with national franchise organizations; and professional management by specialized third-party managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, and

Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case the hotel owner) pays only a fraction of the overall cost for such programs.  Effective TV, radio, print, on-line, and other forms of advertisement help draw customers to our lodging facilities which creates higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the travel rewards or “point awards” systems which further bolsters occupancy and rental rate.

All of our lodging facilities are managed by third-party managers with extensive experience and skill in hospitality operations.  These third-party managers report to a dedicated, specialized group within Inland American that has, in our view, extensive expertise in lodging ownership and operation within a REIT environment.  Our lodging group has daily interaction with all third-party managers, and closely monitors all aspects of our lodging interests.  Additionally, this group also maintains close relationships with the franchisors to assure that each property maintains high levels of customer satisfaction, franchise conformity, and revenue-management.

During 2007, the hotel industry experienced high growth in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR") due mainly to continued rebounds across virtually all segments of the travel industry (e.g., corporate travel, group travel, and leisure travel).  Supply of new hotel product was moderate.  For 2008, industry analysts see continued growth in the national lodging industry but at a much slower rate of growth than experienced during 2007.  More specifically, occupancy rates are projected to hold, or decline modestly as compared with 2007, while ADR is expected to grow modestly, resulting in overall modest growth in total lodging revenue.

Our lodging facilities are generally classified in the middle to upper-middle lodging categories; as such, we project that our facilities will experience operating levels in-step with industry trends during the coming year with no significant weaknesses expected across the portfolio.

Operations of the year ended December 31, 2007

Total Lodging Segment
2007
Revenues:
Lodging operating income	$126,392

Total revenues	$126,392

Expenses:
Lodging operating expenses to non- related parties	$75,412
Real estate taxes	5,216

Total operating expenses	$80,628

Net lodging operations	45,764

Comparison of the year ended December 31, 2006 to December 31, 2005

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

Property Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $32,792 and $987 for the years ended December 31, 2006 and 2005, respectively.

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

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	2006	2005	2006 increase from 2005

Depreciation and amortization	$49,681	$3,459	$46,222
Interest expense	31,553	1,412	30,141
General and administrative	7,613	1,266	6,347
Business manager fee	2,400	-	2,400

	$91,247	$6,137	$85,110

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

A summary of interest expense for the years ended December 31, 2006 and 2005 appears below:

	2006	2005	2006 increase from 2005
Debt Type
Margin and notes payable	$4,922	$78	$4,844
Mortgages	26,631	1,334	25,297

Total	$31,553	$1,412	$30,141

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

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter as defined in our prospectus.  We paid our business manager a business management fee of $2,400 for the year ended December 31, 2006, as well as investment advisory fees of approximately $2,086, together which are les than the full 1% fee that the business manager is entitled to receive.  The investment advisor fee is included in general and administrative expenses.  We did not pay a business manager management fee in 2005.  The business manager has waived any further fees that may have been permitted under the agreement for the years ended December 31, 2006 and 2005, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and distributions from investments in REIT shares.  Our interest and dividend income was $22,164 and $1,663 for the years ended December 31, 2006 and 2005, respectively, and resulted primarily from interest earned on cash and dividends earned on marketable securities investments.  We also realized a gain on securities in 2006 of $4,096. Interest income was $15,855 and $1,608 for the years ended December 31, 2006 and 2005, respectively, resulting primarily from interest earned on cash investments.  There is no assurance that we will be able to generate the same level of investment income or gains in the future.

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

An analysis of results of operations by segment follows:

Office Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Rental income	$42,363	$3,394	$38,969
Tenant recoveries	7,359	26	7,333
Other property income	1,870	1	1,869

Total real estate rental revenue	$51,592	$3,421	$48,171

Expenses
Property operating	$9,186	$257	$8,929
Real estate taxes	3,085	20	3,065

Total operating and real estate expenses	$12,271	$277	$11,994

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

Retail Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Rental income	$51,270	$2,590	$48,680
Tenant recoveries	13,894	481	13,413
Other property income	1,248	6	1,242

Total real estate rental revenue	$66,412	$3,077	$63,335

Expenses
Property operating	$10,986	$360	$10,626
Real estate taxes	8,395	339	8,056

Total operating and real estate expenses	$19,381	$699	$18,682

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

Industrial Segment

	Years ended December 31,		2006 increase
	2006	2005	from 2005
Real Estate Rental Revenue
Rental income	$3,111	$168	$2,943
Tenant recoveries	294	2	292
Other property income	2	-	2

Total real estate rental revenue	$3,407	$170	$3,237

Expenses
Property operating	$137	$9	$128
Real estate taxes	259	2	257

Total operating and real estate expenses	$396	$11	$385

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

Other Investments

Notes Receivable

The Company's notes receivable balance of $281,221 as of December 31, 2007 consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land and shopping center and lodging facilities and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 13.27% per annum.  For the twelve months ended December 31, 2007 and 2006, the Company recorded interest income from notes receivable of $18,423 and $1,323, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

Developments

We own several consolidated properties in various stages of development or pre-development.  These developments are funded by working capital and construction loans.  Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  The properties under development and all figures stated below are as of December 31, 2007.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)

Cityville Perimeter	Atlanta, GA	Multi-family	220,590	1,304	45,572	Q4 2009
Block 121	Birmingham, AL	Multi-family	222,436	5,749	32,758	Q3 2009
Oak Park	Dallas, TX	Multi-family	557,504	36,291	92,178	2009/2010
Cityville Carlisle	Dallas, TX	Multi-family	193,232	4,916	32,109	Q3 2009
Penn	Philadelphia, PA	Multi-family	212,585	37,398	78,547	Q3 2008
Gainesville	Gainesville, FL	Multi-family	198,361	20,308	39,170	Q3 2008
Huntsville	Huntsville, TX	Multi-family	240,264	10,690	27,920	Q3 2008
UH @ Lafayette	Lafayette, LA	Multi-family	138,915	5,117	16,418	Q3 2008
Stonebriar	Plano, TX	Retail	329,968	40,949	121,000	Q4 2008
Stone Creek	San Marcas, TX	Retail	506,169	21,797	76,100	Q2 2009
			2,820,024	184,519	561,772

(a)

The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained.  Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)

The Total Estimated Costs represent 100% of the development's estimated costs, including the acquisition cost of the land and building, if any.  The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

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

Acquisition of Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. The assets and liabilities of the acquired entities are recorded using the fair value at the date of the transaction and allocated to tangible and intangible assets.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed.  We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.

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

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of the Company's investment.

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5 which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and five to 15 years for site improvements.  Furniture, fixtures and equipment are depreciated on a straight-line basis over five to ten years.  Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Investment in Marketable Securities

In accordance with FASB 115 "Accounting for Certain Investments in Debt and Equity Securities", a decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  We consider the following factor in evaluating our securities for impairments that are other than temporary:

(i)

declines in the REIT and overall stock market relative to our security positions;

(ii)

the estimated net asset value (“NAV”) of the companies we invest in relative to their current market prices; and

(iii)

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and FFO growth.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

•

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•

whether the tenant or landlord retains legal title to the improvements;

•

the uniqueness of the improvements;

•

the expected economic life of the tenant improvements relative to the length of the lease; and

•

who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, we consider all of the above factors.  No one factor, however, necessarily establishes its determination.

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of December 31, 2007, there were no material adjustments for master lease agreements.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

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

Income Taxes

We and MB REIT operate in a manner intended to enable each entity to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT that distributes at least 90% of its "REIT taxable income" determined without regard to the deduction for dividends paid and by excluding any net capital gain to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.  If we or MB REIT fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.  Even if we or MB REIT qualify for taxation as a REIT, we or MB REIT may be subject to certain state and local taxes on our income, property, or net worth, and to federal income and excise taxes on our undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

In 2007, we formed the following wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing: Barclay Holdings, Inc., Inland American Holding TRS, Inc., and Inland American Communities Third Party, Inc. Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, our taxable REIT subsidiaries are required to pay income taxes at the applicable rates.

Liquidity and Capital Resources

Our principal demand for funds has been:

•

to invest in  properties;

•

to invest in joint ventures;

•

to fund notes receivable;

•

to invest in REIT marketable securities;

•

to pay our operating expenses and the operating expenses of our properties;

•

to pay expenses associated with our public offerings; and

•

to make distributions to our stockholders.

Generally, our cash needs have been funded from:

•

the net proceeds from the public offerings of our shares of common stock;

•

interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•

income earned on our investment properties;

•

proceeds from borrowings on properties; and

•

distributions from our joint venture investments.

Acquisitions and Investments

We completed approximately $4.0 billion of real estate and real estate company acquisitions and investments in 2007 and $1.5 billion in 2006.  In addition, we made $269 million of loans during 2007 and $50 million in 2006.  These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offering of our shares of common stock.  Details of our 2007 and 2006 acquisitions and investments are summarized below.

Real Estate and Real Estate Company Acquisitions

•

During 2007, we purchased 491 retail properties containing approximately 4.8 million square feet for approximately $1.5 billion and during 2006, we purchased 32 retail properties containing approximately 4.3 million square feet for approximately $693.3 million.

•

During 2007, we purchased 13 office properties containing approximately 2.0 million square feet for approximately $252.6 million and during 2006, we purchased eight office properties containing approximately 3.9 million square feet for approximately $702.3 million.

•

During 2007, we purchased 45 industrial properties containing approximately 8.0 million square feet for approximately $547.6 million and during 2006, we purchased 15 industrial properties containing approximately 5.0 million square feet for approximately $276.3 million.

•

During 2007, we purchased seven multi-family properties containing approximately 2,003 units for approximately $199.7 million and during 2006, we purchased one multi-family property containing approximately 256 units for approximately $19.5 million.

•

During 2007, (excluding lodging properties acquired through a company acquisition) we purchased five lodging properties containing approximately 979 rooms for approximately $270.3 million.

•

On May 18, 2007, we through our wholly-owned subsidiary, Inland American Communities Group, Inc. (“Communities”), purchased the assets of Utley Residential Company L.P. related to the development of conventional and student housing for approximately $23.1 million, including rights to its existing development projects.  We paid $13.1 million at closing with $10.0 million to be paid upon the presentation of future development projects.

•

On July 1, 2007, we completed a merger with Winston Hotels, Inc., referred to herein as “Winston,” in which we purchased 100% of the outstanding shares of common stock and Series B preferred stock of Winston, a publicly traded real estate investment trust headquartered in Raleigh, North Carolina, that owns extended-stay and select-service lodging properties and other limited-service lodging properties.  At the time of the merger Winston owned 44 hotels. The hotels were located in thirteen states and, in aggregate, consist of 5,993 rooms. The transaction valued Winston at approximately $822.0 million, plus $19.8 million paid to our Business Manager which is capitalized as part of the purchase for a total cost of $841.8 million.

•

On October 5, 2007, we consummated the merger among our wholly-owned subsidiary, Inland American Orchard Hotels, Inc., and Apple Hospitality Five, Inc., referred to herein as "Apple," a public, non-listed real estate investment trust headquartered in Richmond, Virginia, that owns upscale, extended-stay and select-service lodging properties and other limited-service lodging properties.  At the time of the merger Apple owned 27 hotels. The hotels were located in fourteen states and, in aggregate, consist of 3,439 rooms. The total merger consideration was approximately $682.4 million, plus $16.9 million paid to our Business Manager which is capitalized as part of the purchase for a total cost of $699.3 million.

Investments in Joint Ventures

Details of our investment in joint ventures for 2007 are summarized below.

•

On April 27, 2007, we entered into a joint venture to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement, we are required to invest approximately $90.0 million and are entitled to a preferred dividend equal to 8.5% per annum.

•

On June 8, 2007, we entered into a venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under the joint venture agreement, we are required to invest up to $250 million in exchange for the Class A Participating Preferred Interests which entitles us to a 9.5% preferred dividend.

•

On June 29, 2007, we entered into a venture to invest up to $149.0 million in shares of common beneficial interest. Our investment gives us the right to a preferred dividend equal to 9% per annum.

•

On July 9, 2007, we entered into an agreement with third parties to form a joint venture to be known as the Village at Stonebriar LLC (“Stonebriar”).  Stonebriar acquired two tracts of land located in Plano, Texas, and intends to develop and construct a commercial retail shopping center on that land in three phases.  The total cost of acquiring and developing the land is expected to be approximately $55.0 million for the first two phases of the project, and approximately $66.0 million for the third phase of the project.  As of December 31, 2007, we had contributed $20.0 million to Stonebriar.  We may be required to contribute an additional $11.3 million to the Stonebriar if the Class A Members determine that an additional contribution is necessary to complete the project. Our capital contribution will entitle us to a preferred distribution equal to 12% per annum.

•

On September 24, 2007, we entered into an agreement with Direct Retail, L.L.C. to form “Stone Creek Crossing GP, L.L.C.,” referred to herein as the “general partner.”  Also on September 24, 2007, the general partner, our subsidiary and S&D Investments 06-4, J.V., an unaffiliated third party (referred to herein as “S&D”), entered into an agreement to form a joint venture to be known as “Stone Creek Crossing, L.P.”  The purpose of the venture is to acquire certain land located in San Marcos, Texas and then to develop and construct a commercial real estate shopping center on that land in two phases.  The total cost of acquiring and developing the land is expected to be approximately $76.1 million for both phases of the project. On October 1, 2007, we contributed $25.7 million, or 100% of the capital, to the venture.  The venture is required to pay us an 11% cumulative return on our capital contribution until the aggregate capital contribution has been returned.

•

On August 10, 2007, we entered into a joint venture with two affiliates of Lexington Realty Trust to form "Net Lease Strategic Assets Fund, L.P."  On December 20, 2007, we initially contributed approximately $121.9 million to the venture for the purchase of thirty single-tenant net leased assets properties from Lexington.  The thirty properties contain, in the aggregate, more than 3.5 million net rentable square feet and are located in twenty-three states.  Our investment is entitled to a 9% preferred dividend.

Investments in Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities.  During 2007 and 2006 we invested approximately $131.5 million and $267 million, respectively in the marketable securities of other REIT entities.  As of the December 31, 2007, we had an unrealized loss of $(64,278) on our marketable securities compared to an unrealized gain of $20,470 at December 31, 2006.

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2007 to December 31, 2007 totaling $242.6 million or $.611 per share.  Beginning with the distribution paid on December 12, 2007, we increased our monthly distribution to $.05167 per share from $.05083 per share.  We expect to continue paying monthly cash distributions at a per share rate of $.05167 through the remainder of 2008. These cash distributions were paid from our cash flow from operations which were $263.4 million for the year ended December 31, 2007.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through December 31, 2007, we had sold a total of 62,491,002 shares in the follow-on offering and 6,358,234 shares pursuant to the offering of shares through the dividend reinvestment plan.  Our total offering costs for both our initial and follow on-offering as of December 31, 2007 were approximately $557.1 million.

Borrowings

During the years ended December 31, 2007 and 2006 we borrowed approximately $25.5 and $33.8 million, respectively, against our portfolio of marketable securities.  We borrowed approximately $1.6 billion secured by mortgages on our properties and paid approximately $18.6 million for loan fees to procure these mortgages for the year ended December 31, 2007.  We borrowed approximately $604.5 million secured by mortgages on our properties and paid approximately $13.0 million for loan fees to procure these mortgages for the year ended December 31, 2006.

We have entered into interest rate lock agreements with lenders to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of December 31, 2007, we had approximately $4.5 million of rate lock deposits outstanding.  The agreements fixed interest rates ranging from 4.54% to 6.93% on approximately $694.5 million in principal.  There is no assurance, however, that the lenders will honor their commitments.  As of December 31, 2007, we had in $50 million in rate lock agreements with Bear Stearns.  Given the recent developments, there can be no assurance Bear Stearns will honor these agreements.  During 2007, certain of the lenders who are party to rate lock agreements asserted that due to "material adverse changes in the market", they were no longer required to perform under the rate lock agreements we had with them on future unidentified property acquisitions.  We chose to expense approximately $5.0 million dollars in rate lock deposits and breakage fees.  These costs are included in interest expense in the consolidated statement of operations.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2007 (dollar amounts are stated in thousands).

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	161,000	79,541	94,027	2,227,750
Variable rate debt (mortgage loans)	283,923	38,391	36,858	16,214	7,776	14,000

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	5.00	5.06	5.73	5.73
Variable rate debt (mortgage loans)	5.28	6.21	6.81	6.83	6.88	6.74

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $4.3 million, net of accumulated amortization, is outstanding as of December 31, 2007.

Recent volatility in the capital markets could expose the company to capital resource risk.  We currently do not know the full extent to which the US credit markets disruption will affect us.  However, we currently do not expect the market developments of which we are aware to have a materially negative impact on our business or our results of operations.  Based upon our available cash balances as of December 31, 2007, anticipated common stock capital raise and potential borrowings, we believe we have sufficient liquidity to hold our real estate securities assets to maturity, and we are not dependent upon selling these investments in order to fund our operations or to meet our existing debt service requirements.

Statement of Cash Flows 2007 compared to 2006

Cash provided by operating activities was $263.4 million for the year ended December 31, 2007 and $65.9 million for the year ended December 31, 2006, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the year ended December 31, 2006 to the year ended December 31, 2007 was due primarily to the acquisition of 624 properties since December 31, 2006.

Cash used in investing activities was $4.87 billion for the year ended December 31, 2007 and $1.55 billion for the year ended December 31, 2006, respectively.  During the year ended December 31, 2007, cash was used primarily for the acquisition of Winston Hotels, Inc. and Apple Hospitality Five, Inc., the acquisition of 547 properties, the purchase of marketable securities, the funding of six notes receivable, and funding into our joint ventures.

Cash provided by financing activities was $4.72 billion for the year ended December 31, 2007 and $1.8 billion for the year ended December 31, 2006.  During the year ended December 31, 2007 and 2006, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $3.4 and $1.4 billion, respectively.  We generated approximately $25.5 and $33.8 million by borrowing against our portfolio of marketable securities for the years ended December 31, 2007 and December 31, 2006, respectively.  We generated approximately $1.6 billion from borrowings secured by mortgages on our properties and paid approximately $18.6 million for loan fees to procure these mortgages for the year ended December 31, 2007.  We generated approximately $604.6 million from borrowings secured by mortgages on our properties and paid approximately $13.0 million for loan fees to procure these mortgages for the year ended December 31, 2006.  During the years ended December 31, 2007 and 2006, we paid approximately $222.7 and $33.4 million in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $20.2 million in 2007.

Statement of Cash Flows 2006 compared to 2005

Cash provided by operating activities were approximately $65.9 million and $11.5 million for the years ended December 31, 2006 and 2005, respectively, and were generated primarily from operating income from property operations and interest and dividends.  The increase in cash from 2005 to 2006 was due to the acquisition of 56 properties in 2006 and an entire year of cash flow for properties acquired in 2005.

Cash used in investing activities was approximately $1.6 billion and $811 million for the years ended December 31, 2006 and 2005, respectively.  The 2006 cash was used primarily for the acquisition of 56 properties, the purchase of marketable securities and the funding of three notes receivables.  The 2005 cash was used to acquire 37 properties and purchase marketable securities.

Cash flows provided by financing activities were approximately $1.8 billion and $836.2 million for the years ended December 31, 2006 and 2005, respectively.  During 2006 and 2005, we generated proceeds from the sale of shares, net of offering costs paid, of approximately $1.4 billion and $85.7 million, respectively.  We generated approximately $33.8 million by borrowing against our portfolio of marketable securities for the year ended December 31, 2006 and $14.1 million for the year ended December 31, 2005.  We generated approximately $604.5 million from borrowings secured by mortgages on 55 properties and paid approximately $13.0 million for loan fees to procure these mortgages for the year ended December 31, 2006. We generated approximately $213.6 million from borrowings secured by mortgages on three properties and paid approximately $3.5 million for loan fees to procure these mortgages for the year ended December 31, 2005.  For the years ended December 31, 2006 and 2005, we generated approximately $40.1 and $517.5 million, respectively from the issuance of MB REIT preferred and common shares and paid approximately $264.0 million to redeem MB REIT preferred series C shares for the year ended December 31, 2006.  MB REIT paid approximately $29.7 million and $2.1 million in distributions to its common and preferred stockholders for the years ended December 31, 2006 and 2005 respectively.  We paid approximately $33.4 million in distributions to our common stockholders and repaid related parties in the amount of $9.4 million for the year ended December 31, 2006 and we paid approximately $123 thousand in distributions to our common stockholders for the year ended December 31, 2005.  For the year ended December 31, 2005, our sponsor contributed amounts to pay the common stockholder distributions until funds from our operations were adequate to cover distributions.  The sponsor contributed $0.8 million and advanced approximately $2.7 million for the payment of common share distributions and certain of our expenses.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of December 31, 2007 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$4,651,084	451,391	762,438	762,293	2,674,962

Ground Lease Payments	$41,433	868	2,620	2,641	35,304

Capital commitments to partially owned Entities

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2007, we would be obligated to pay as much as $24.2 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

We have entered into two interest rate swap agreements that have converted two of our mortgage loans from variable to fixed rates.  One swap agreement is has a notional amount of $24.4 million with a fixed rate of 5.95% that matures on April 1, 2011.  The second swap has a notional amount of $281.2 million with a fixed rate of 5.27% that matures on December 10, 2008.

As of December 31, 2007 we had outstanding commitments to purchase approximately $1.2 billion of real estate properties  through March 31, 2008 and fund approximately $500 million into joint ventures.  We intend on funding these acquisitions with cash on hand of approximately $400 million, anticipated capital raised through our second offering of approximately $550 million (net of offering costs) through March 31, 2008 and financing proceeds from assuming debt related to some of the acquisitions or financings that have been rate locked for specific identified properties that we have purchased or are included in the amount above of $1.1 billion.  There can be no assurance that we will raise the capital from our second offering or that lenders will honor their lending commitments.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE and we have substantial influence over but do not control the entity.  We account for our interest in these ventures using the equity method of accounting.  Our ownership percentage and related investment in each joint venture is summarized in the following table.  (Dollar amounts stated in thousands).

Joint Venture	Ownership %	Investment at December 31, 2007
Net Lease Strategic Asset Fund L.P.	85%	$ 122,430

Cobalt Industrial REIT II	24%	51,215

Lauth Investment Properties, LLC	(a)	160,375

D.R. Stephens Institutional Fund, LLC	90%	57,974

New Stanley Associates, LLP	60%	9,621

Chapel Hill Hotel Associates, LLC	49%	10,394

Marsh Landing Hotel Associates, LLC	49%	4,802

Jacksonville Hotel Associates, LLC	48%	2,464

Inland CCC Homewood Hotel LLC	83%	1,846

Feldman Mall Properties, Inc.	(b)	53,964

Insurance Captive	22%	885

L-Street	20%	6,906

$ 482,876

(a)

We own 10% of the common stock and 100% of the preferred.

(b)

We own 9.85% of the common stock as of December 31, 2007.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.

Subsequent Events

We paid distributions to our stockholders of $.05167 per share totaling $28.0 million, $28.8 million and $29.7 million in January, February, and March 2008.

We are obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from January 1, 2008 through March 28, 2008, we funded earnouts totaling $7.0 million at ten of the existing properties and our joint venture partner contributed an earnout of $2.1 million into the joint venture.

The mortgage debt financings obtained subsequent to December 31, 2007, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
Hilton University of Florida Hotel & Convention Center	01/09/2008	27,775,000	6.455%	02/01/2018

CFG Portfolio (1)	01/31/2008	200,000,000	(1)	01/31/2010

Landings at Clear Lake Apartments	03/14/2008	18,590,000	4.720%	04/01/2013

Atlas Cold Storage Portfolio (7 Properties)	03/18/2008	50,000,000	LIBOR + 2.25% (2)	03/31/2013

SunTrust	03/28/2008	34,311,000	5.65%	03/31/2013

SunTrust	03/28/2008	34,500,000	5.75%	03/31/2013

SunTrust	03/28/2008	33,062,000	LIBOR + 155 (3)	03/31/2013

SunTrust	03/28/2008	35,450,000	LIBOR + 150 (4)	03/31/2010

(1)

The CFG Portfolio consists of 158 retail banking properties known as Citizens Banks that we purchased on June 14, 2007 and June 26, 2007.  The loan may be extended for two one-year periods subject to a $100,000 extension fee per year.  The annual interest rate of the loan is based on LIBOR plus 175 basis points and we are required to make interest only payments on the loan.

(2)

The Company entered into an interest rate swap on March 28, 2008 to fix our rate at 5.06%.

(3)

The Company entered into an interest rate swap on March 28, 2008 to fix our rate at 4.87%.

(4)

The Company entered into an interest rate swap on March 28, 2008 to fix our rate at 3.90%.

RLJ Urban Lodging Master, LLC.  On February 8, 2008, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated August 12, 2007, as amended (the “Merger Agreement”), among the Company, RLJ Urban Lodging Master, LLC (“Lodging Master”) and RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, which together owned all of the membership interests of Lodging Master (together, the “Sellers” and, collectively with the Company and Lodging Master, the “Parties”).  Pursuant to the Merger Agreement, Lodging Master has merged with and into Inland American Urban Hotels, Inc., an indirect wholly owned subsidiary of the Company (“Urban Hotels”), with Urban Hotels continuing as the surviving entity of the merger.  At the closing of the merger, the Company paid a total of $893.4 million, including debt assumed as part of the merger plus new debt incurred concurrent with closing, to purchase all of the membership interests of Lodging Master.  Pursuant to the Merger Agreement, the purchase price may be adjusted up or down based on certain adjustments that will be determined within the ninety days following closing. The Company does not anticipate that the adjustments will increase or decrease the purchase price by more than $1 million.  The transaction costs also include the cost of breakage and swap fees associated with the debt assumed and incurred in the merger.  On February 26, 2008, we paid our business manager, Inland American Business Manager & Advisor Inc., an acquisition fee associated with the merger of approximately $21.8 million.  The business manager may receive up to an additional $0.5 million in payment of the acquisition fee, pending the outcome of the adjustments discussed above.

As noted above, at closing Lodging Master had approximately $364.2 million of long-term debt that remained in place and is thus part of the purchase price paid for Lodging Master.  The Company refers to this indebtedness as the “Assumed Loans.”  The Company also borrowed an additional $62.4 million, which is referred to herein as the “New Loans” and which together with the Assumed Loans are referred to as the “Loans.”  At closing, the Company paid interest rate swap breakage fees of approximately $7.5 million and loan assumption fees of approximately $2.4 million with respect to the Assumed Loans. The terms of the Loans are described in more detail below.

The Assumed Loans consist of nineteen loans, each of which is secured by a first priority mortgage on one of the Acquired Hotels (as defined below).  The Assumed Loans mature from April 2008 to September 2015.  Five of the Assumed Loans bear interest at fixed rates ranging from 5.41% to 6.93% per annum and require the borrowers to make monthly payments of interest and principal until the loans mature.  The remainder of the Assumed Loans bear interest at floating rates ranging from LIBOR plus 1.40% to LIBOR plus 2.50% per annum and require the borrowers to make interest-only payments on a monthly basis until the loans mature. As of the closing, the effective interest rates on these loans ranged from 4.52% to 5.62%.  The New Loans consist of three loans, each of which is secured by a first priority mortgage on one of the Acquired Hotels.  The New Loans mature from February 2009 to February 2010.  The New Loans bear interest at floating rates ranging from LIBOR plus 1.70% to LIBOR plus 1.75% per annum and require the borrowers to make interest-only payments on a monthly basis until the loans mature.  As of the closing, the effective interest rates on these loans ranged from 4.82% to 4.87%.  The Company’s subsidiaries, Inland American Lodging Corporation and Inland American Lodging Group, Inc., have agreed to guarantee the performance of the obligations of the borrowers with respect to certain losses that may be caused by certain acts of misconduct of the borrowers, for example, any fraud or willful destruction of the property securing the Loans.

As a result of the merger, the Company, through Urban Hotels, has acquired a portfolio of twenty-two full and select-service hotels (the “Acquired Hotels”) located primarily in and around major urban markets across the United States, including Atlanta, Georgia, Baltimore, Maryland, Chicago, Illinois and Washington, D.C.  This portfolio includes, among others, four Residence Inn by Marriott hotels, four Courtyard by Marriott hotels, four Hilton Garden Inn hotels and two Embassy Suites hotels. The Acquired Hotels contain an aggregate of 4,061 rooms.

Parkway Centre North – Phases I and II. On January 11, 2008, Stringtown Partners North, LLC exercised its right to require us to purchase its interest in this joint venture. We purchased the interest for approximately $8.3 million, and now own 100% of the equity interests in the joint venture.

The Market at Hamilton.  On January 15, 2008, Hamilton Road Retail, LLC exercised its right to require us to purchase its interests in this joint venture.  On January 30, 2008, we paid Hamilton Road Retail, LLC approximately $3.7 million for its interests, and now own 100% of the equity interests in the joint venture.

Parkway Centre North - Outlot Building B.  On January 15, 2008, BA-Grove City North, LLC exercised its right to require us to purchase its interests in this joint venture.  On January 30, 2008, we paid BA-Grove City North LLC approximately $1.0 million for its interests, and now own 100% of the equity interests in the joint venture

Woodbridge Crossing, L.P. On January 24, 2008, we, through a wholly owned subsidiary, entered into an agreement with Direct Retail, L.L.C. (referred to herein as “Direct Retail”) to form “Woodbridge Crossing GP, L.L.C.,” referred to herein as the “general partner.”  Also on January 24, 2008, the general partner, our subsidiary and DSW Investments 08-1, J.V., an unaffiliated third party (referred to herein as “DSW”), entered into an agreement to form a joint venture to be known as “Woodbridge Crossing, L.P.”  The purpose of the venture is to acquire certain land located in Wylie, Texas and then to develop and construct a 50,000 square foot shopping center on that land. The venture has a term of ten years.

The total cost of acquiring and developing the land is expected to be approximately $49.4 million. On February 15, 2008, we contributed approximately $14.1 million, or 73% of the capital, to the venture. We will receive a 11% preferred return.

Net Lease Strategic Assets Fund L.P. On February 20, 2008, we and The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC, each an affiliate of Lexington Realty Trust (NYSE: “LXP”), referred to herein as “Lexington,” agreed to revise certain of the terms of the joint venture known as Net Lease Strategic Assets Fund L.P.  Under the revised terms, ten properties have been excluded from the venture’s initial target portfolio.  Consequently, the initial portfolio of properties that the venture intends to acquire now consists of forty-three primarily single-tenant net leased assets, referred to herein as the “Initial Properties,” with an aggregate purchase price of $747.5 million (including the assumption of approximately $330.3 million of non-recourse first mortgage financing and $4 million in estimated closing costs). The Initial Properties contain an aggregate of more than six million net rentable square feet.  Under the revised terms of the venture, we are required to contribute approximately $210 million to the venture toward the purchase of the Initial Portfolio. As previously disclosed in our Supplement No. 17, we have already contributed approximately $121.9 million to the venture; these funds were used to purchase thirty of the Initial Properties from Lexington and its subsidiaries for an aggregate purchase price of approximately $408.5 million.  On March 25, 2008, the company contributed $72.5 million to the venture; these funds were used to purchase eleven assets from Lexington for an aggregate purchase price of $270.2 million. If the venture does not complete the acquisition of the remaining Initial Properties by June 30, 2008, the venture may not purchase those properties.

The terms of the joint venture also have been modified to revise the sequence of distributions that will be paid on any future capital contributions by us and LMLP.  More specifically, we and LMLP intend to invest an additional $127.5 million and $22.5 million, respectively, in the venture to acquire additional specialty single-tenant “triple-net” leased assets.  With respect to these contributions, after the preferred returns and the preferred equity redemption amounts have been paid, we and LMLP will be entitled to receive distributions until the point at which we have received distributions equal to the amount of capital we have invested, on a pro rata basis.

Cityville Dallas Haskell.  On February 25, 2008, our wholly owned subsidiary, Inland American Communities Group, Inc., referred to herein as “Communities,” purchased a 9.9 acre parcel of land located in Dallas, Texas.  The purchase price for this land was approximately $26.4 million.  Communities intends to develop this land, in two phases, into a conventional housing facility, comprised of approximately 600 apartment units, and approximately 65,000 square feet of retail space.  Communities anticipates that the construction and development of this land will last approximately five years and will cost approximately $92.3 million.  Communities has an option to purchase an additional acre adjacent to the land, which it would redevelop in connection with its overall development of this land.

PDG/Inland Concord Venture, L.L.C.  On March 10, 2008, we, through a wholly owned subsidiary, entered into a joint venture with GKK-Concord, Ltd.  The purpose of the joint venture is to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail center on that land.  We will receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on our capital contribution through the first twenty-four months after the date of our initial investment; if we maintain our investment in the project for more than twenty-four months, we will receive a preferred return in an amount equal to 12% per annum over the remainder of the term. On March 10, 2008, we contributed $11 million to the venture.

SunTrust Bank Portfolio (Sale-Leaseback).  On March 28, 2008, the Company purchased fee simple interests in a portfolio of 143 single tenant retail banking facilities from an unaffiliated third party, SunTrust Bank, for approximately $230 million in cash.  All of the properties within this portfolio are single tenant facilities with SunTrust Bank as the tenant.  SunTrust Bank has agreed lease each facility for a term of ten years, commencing in March 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $4.0 million.  If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $4.0 million.

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

We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollar amounts are stated in thousands).

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	161,000	79,541	94,027	2,227,750
Variable rate debt (mortgage loans)	283,923	38,391	36,858	16,214	7,776	14,000

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	5.00	5.06	5.73	5.73
Variable rate debt (mortgage loans)	5.28	6.21	6.81	6.83	6.88	6.74

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $4.3 million, net of accumulated amortization, is outstanding as of December 31, 2007.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing.  In the alternative, we will seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. During 2007 we recognized losses of approximately $1.46 million from these positions.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $21.7 millionfor the year ended December 31, 2007. The overall stock market and REIT stocks have declined since mid-2007, including our REIT stock investments, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2008.  If our stock positions do not recover in 2008, we could take additional impairment losses, which could be material to our operations.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2007.  (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable equity securities	305,808	241,862	(24,186)	24,186

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2007 (dollar amounts stated in thousands):

		SWAP End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	December 31, 2007 (2)

November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(501)
December 14, 2007	December 18, 2007	December 8, 2008	4.32%	1 month LIBOR	281,168	(963)

					$ 305,593	$ (1,464)

(1)  Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

(2)  The fair value was determined by a discounted cash flow model based on changes in interest rates.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction.  This agreement is considered a derivative instrument and is accounted for pursuant to SFAS No. 133.  Derivatives are required to be  recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the management of Inland American Real Estate Trust, Inc.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 29, 2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	December 31, 2007	December 31, 2006
Assets:
Investment properties:
Land	$1,162,281	$332,113
Building and other improvements	5,004,809	1,913,794
Construction in progress	204,218	-

	6,371,308	2,245,907
Less accumulated depreciation	(160,046)	(38,983)

Net investment properties	6,211,262	2,206,924

Cash and cash equivalents (including cash held by management company of $27,106 and $4,118 as of December 31, 2007 and December 31, 2006, respectively)	409,360	302,492
Restricted cash (Note 2)	17,696	41,387
Restricted escrow (Note 2)	24,465	22,415
Investment in marketable securities (Note 5)	248,065	143,444
Investment in unconsolidated entities (Note 1)	482,876	15,683
Accounts and rents receivable (net of allowance of $1,069 and $605 as of December 31, 2007 and December 31, 2006, respectively)	47,527	14,294
Notes receivable (Note 4)	281,221	53,152
Due from related parties (Note 3)	1,026	88
Acquired in-place lease intangibles (net of accumulated amortization of $63,566 and $13,727 as of December 31, 2007 and December 31, 2006, respectively)	339,433	205,853
Acquired above market lease intangibles (net of accumulated amortization of $2,930 and $583 as of December 31, 2007 and December 31, 2006, respectively)	12,673	8,333
Loan fees and leasing commissions (net of accumulated amortization of $2,631 and $559 as of December 31, 2007 and December 31, 2006, respectively)	32,941	16,109
Deferred tax asset (Note 9)	3,552	-
Other assets	99,661	9,863

Total assets	$8,211,758	$3,040,037

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	December 31, 2007	December 31, 2006
Liabilities:
Mortgages, notes and margins payable (Note 8)	$3,028,647	$1,107,113
Accounts payable	52,509	3,109
Accrued offering costs to related parties	3,856	3,557
Accrued offering costs to non-related parties	1,225	1,832
Accrued interest payable	3,019	941
Tenant improvement payable	1,683	2,667
Accrued real estate taxes	24,636	9,035
Distributions payable	28,008	8,099
Security deposits	3,032	1,587
Prepaid rental and recovery income and other liabilities	40,020	15,925
Acquired below market lease intangibles (net of accumulated amortization of $3,669 and $1,011 as of December 31, 2007 and December 31, 2006, respectively)	40,556	21,000
Restricted cash liability (Note 2)	17,696	41,387
Other financings (Note 1)	61,665	47,762
Due to related parties (Note 3)	1,690	2,390
Deferred income tax liability (Note 9)	1,506	1,393

Total liabilities	3,309,748	1,267,797

Minority interest (Note 1)	287,915	288,299

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 548,168,989 and 168,620,150 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	548	169
Additional paid in capital (net of offering costs of $557,122 and $178,012 as of December 31, 2007 and December 31, 2006, of which $530,522 and $159,357 was paid or accrued to affiliates as of December 31, 2007 and December 31, 2006, respectively)	4,905,710	1,504,503
Accumulated distributions in excess of net income (loss)	(227,885)	(41,201)
Accumulated other comprehensive income (loss)	(64,278)	20,470

Total stockholders' equity	4,614,095	1,483,941

Commitments and contingencies (Note 12)

Total liabilities and stockholders' equity	$8,211,758	3,040,037

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005

Income:
Rental income	$280,736	$98,419	$6,152
Tenant recovery income	55,192	21,547	509
Other property income	16,416	3,236	7
Lodging income	126,392	-	-

Total income	478,736	123,202	6,668

Expenses:
General and administrative expenses to related parties	6,412	4,318	339
General and administrative expenses to non-related parties	13,054	3,295	927
Property and lodging operating expenses to related parties	14,328	4,850	359
Property operating expenses to non- related parties	45,350	16,101	267
Lodging operating expenses	75,412	-	-
Real estate taxes	39,665	11,840	361
Depreciation and amortization	174,163	49,681	3,459
Business manager management fee	9,000	2,400	-

Total expenses	377,384	92,485	5,712

Operating income	$101,352	$30,717	$956

Interest and dividend income	84,288	22,164	1,663
Other income (loss)	(2,145)	(28)	(235)
Interest expense	(108,060)	(31,553)	(1,412)
Equity in earnings (loss) of unconsolidated entities	4,477	1,903	(7)
Impairment of investment in unconsolidated entities	(10,084)	-	-
Realized gain (loss) on investment securities, net	(2,466)	4,096	-

Income before income taxes and minority interest	$67,362	$27,299	$965

Income tax benefit (expense) (Note 9)	(2,093)	(1,393)	-
Minority interest	(9,347)	(24,010)	(2,422)

Net income (loss) applicable to common shares	$55,922	$1,896	$(1,457)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Year ended
	December 31, 2007	December 31,2006	December 31, 2005

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(75,123)	20,425	182
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	(9,625)	(137)	-

Comprehensive income (loss)	$(28,826)	$22,184	$(1,275)
Net income (loss) available to common shareholders per common share, basic and diluted	$.14	$.03	$(1.65)
Weighted average number of common shares outstanding, basic and diluted	396,752,280	68,374,630	884,058

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2007, 2006 and 2005

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2004	20,000	-	200	(24)	-	176

Net loss applicable to common shares	-	-	-	(1,457)	-	(1,457)
Unrealized gain on investment securities	-	-	-		182	182

Distributions declared				(438)	-	(438)
Proceeds from offering	9,846,224	10	98,332	-	-	98,342
Offering costs	-	-	(13,147)	-	-	(13,147)
Proceeds from distribution reinvestment program	7,610	-	72	-	-	72
Contribution from sponsor advances	-	-	800	-	-	800
Issuance of stock options and discounts on shares issued to affiliates	-	-	153	-	-	153

Balance at December 31, 2005	9,873,834	10	86,410	(1,919)	182	84,683

Net income applicable to common shares	-	-	-	1,896	-	1,896
Unrealized gain on investment securities	-	-	-		20,425	20,425
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	(137)	(137)
Distributions declared	-	-	-	(41,178)		(41,178)
Proceeds from offering	156,569,365	157	1,562,073	-	-	1,562,230
Offering costs	-		(164,865)	-	-	(164,865)
Proceeds from distribution reinvestment program	2,202,357	2	20,920	-	-	20,922
Shares repurchased	(25,406)	-	(235)	-	-	(235)
Issuance of stock options and discounts on shares issued to affiliates	-	-	200	-	-	200

Balance at December 31, 2006	168,620,150	169	1,504,503	(41,201)	20,470	1,483,941

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2007, 2006 and 2005

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2006	168,620,150	169	1,504,503	(41,201)	20,470	1,483,941

Net income applicable to common shares	-	-	-	55,922	-	55,922
Unrealized loss on investment securities	-	-	-	-	(75,123)	(75,123)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	(9,625)	(9,625)
Distributions declared	-	-	-	(242,606)	-	(242,606)
Proceeds from offering	366,968,611	364	3,659,182	-	-	3,659,546
Offering costs	-	-	(379,110)	-	-	(379,110)
Proceeds from distribution reinvestment program	13,869,258	16	131,748	-	-	131,764
Shares repurchased	(1,289,030)	(1)	(11,924)	-	-	(11,925)
Issuance of stock options and discounts on shares issued to affiliates	-	-	1,311	-	-	1,311

Balance at December 31, 2007	548,168,989	548	4,905,710	(227,885)	(64,278)	4,614,095

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Cash flows from operations:
Net income (loss) applicable to common shares	$55,922	$1,896	$(1,457)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by operating activities:
Depreciation	121,063	36,231	2,752
Amortization	53,100	13,029	707
Amortization of loan fees	5,305	546	-
Amortization on acquired above market leases	2,558	574	9
Amortization on acquired below market leases	(2,714)	(977)	(34)
Amortization of mortgage discount	1,356	294	-
Straight-line rental income	(12,764)	(4,588)	(250)
Straight-line rental expense	75	66	3
Other expense (income)	80	435	237
Minority interests	9,347	24,010	2,422
Equity in loss (earnings) of unconsolidated entities	(4,477)	(778)	84
Distributions from unconsolidated entities	7,529	-	-
Impairment of investment in unconsolidated entities	10,084	-	-
Discount on shares issued to affiliates	1,311	200	153
Realized gain on investments in securities	(19,280)	(4,096)	-
Impairment of investments in securities	21,746	-	-
Changes in assets and liabilities:
Accounts and rents receivable	(17,641)	(8,606)	(762)
Accounts payable	35,673	1,663	1,371
Other assets	(6,840)	(3,518)	(310)
Accrued real estate taxes	(3,484)	6,905	(341)
Accrued interest payable	1,011	79	862
Prepaid rental and recovery income	7,991	(2,652)	4,649
Due to related parties	-	-	649
Other liabilities	(206)	3,759	751
Deferred income tax asset	(3,552)	-	-
Deferred income tax liability	113	1,393	-
Security deposits	114	18	3

Net cash flows provided by operating activities	263,420	65,883	11,498

Cash flows from investing activities:
Purchase of Winston Hotels	(532,022)	-	-
Purchase of Apple Five	(617,175)	-	-
Purchase of investment securities	(266,950)	(131,470)	(24,350)
Sale of investment securities	75,115	36,941	-
Restricted escrows	2,453	12,341	(30,708)
Rental income under master leases	576	245	6
Acquired in-place lease intangibles	(186,112)	(173,261)	(46,319)
Tenant improvement payable	(2,196)	(2,754)	789
Purchase of investment properties	(2,448,648)	(1,235,594)	(707,993)
Acquired above market leases	(6,898)	(8,663)	(252)
Acquired below market leases	22,270	18,918	3,093
Investment in development projects	(196,628)	-	-
Investment in unconsolidated entities	(448,727)	(11,224)	(3,764)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005

Payment of leasing fees	(3,262)	(91)	-
Funding of notes receivable	(230,243)	(53,152)	-
Payoff of notes receivable	19,326	-	-
Other assets	(54,283)	(4,250)	(1,227)

Net cash flows used in investing activities	(4,873,404)	(1,552,014)	(810,725)

Cash flows from financing activities:
Proceeds from offering	3,659,546	1,562,233	98,341
Proceeds from the dividend reinvestment program	131,764	20,919	72
Shares repurchased	(11,925)	(235)	-
Payment of offering costs	(379,418)	(160,089)	(12,707)
Proceeds from mortgage debt and notes payable	1,566,482	604,566	213,557
Payoffs of mortgage debt	(20,194)	-	-
Principal payments of mortgage debt	(929)	(794)	-
Proceeds from margin securities debt	25,529	33,833	14,097
Payment of loan fees and deposits	(18,618)	(13,033)	(3,543)
Distributions paid	(222,697)	(33,394)	(123)
Distributions paid – MB REIT	(11,050)	(29,658)	(2,077)
Due from related parties	(938)	363	2,592
Due to related parties	(700)	(6,258)	4,955
Proceeds of issuance of preferred shares and common shares – MB REIT	-	40,125	517,483
Redemption of preferred shares - MB REIT	-	(264,003)	-
Sponsor advances	-	(3,081)	2,709
Contributions from sponsor	-	-	800

Net cash flows provided by financing activities	4,716,852	1,751,494	836,156

Net increase in cash and cash equivalents	106,868	265,363	36,929
Cash and cash equivalents, at beginning of period	302,492	37,129	200

Cash and cash equivalents, at end of period	$409,360	$302,492	$37,129

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(2,618,676)	$(1,535,826)	(710,512)
Tenant improvement liabilities assumed at acquisition	1,212	4,632	(89)
Real estate tax liabilities assumed at acquisition	13,069	529	1,942
Security deposit liabilities assumed at acquisition	1,331	900	666
Assumption of mortgage debt at acquisition	137,210	245,375	-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005

Mortgage discount recorded at acquisition	2,128	(3,814)	-
Asset retirement obligation liability recorded at acquisition	-	8,919	-
Assumption of lender held escrows at acquisition	1,175	(4,047)	-
Other assets recorded at acquisition	-	(24)	-
Other financings	13,903	47,762	-

	(2,448,648)	(1,235,594)	(707,993)

Purchase of Winston Hotels	(843,137)	-	-
Assumption of mortgage debt at acquisition	209,952	-	-
Assumption of minority interest at acquisition	1,320	-	-
Cash assumed at acquisition	65,978	-	-
Net liabilities assumed at acquisition	33,865	-	-

	(532,022)	-	-

Purchase of Apple Five	(699,345)	-	-
Cash assumed at acquisition	78,898	-	-
Net liabilities assumed at acquisition	3,272	-	-

	(617,175)	-	-

Cash paid for interest, net capitalized interest of $2,488 for 2007	$99,553	$3,462	$460

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$28,008	$8,099	$315

Accrued offering costs payable	$5,081	$5,389	$614

Write off of in-place lease intangibles, net	$2,136	$411	$-

Write off of building and other improvements	$-	$180	$-

Write off of above market lease intangibles, net	$186	$-	$-

Write off of below market lease intangibles, net	$40	$-	$-

Write off of loan fees	$39	$-	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

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

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income to stockholders (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property, or net worth and federal income and excise taxes on its undistributed income.

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

December 31, 2007, 2006 and 2005

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

Utley Residential Company L.P.

On May 18, 2007, the Company's wholly-owned subsidiary, Inland American Communities Group, Inc. (“Communities”), purchased the assets of Utley related to the development of conventional and student housing for approximately $23,100, including rights to its existing development projects.  The company paid $13,100 at closing with $10,000 of the purchase price to be paid upon the presentation of future development projects.

Village at Stonebriar LLC

On July 9, 2007, the Company, through a wholly owned subsidiary, entered into an agreement with third parties (together referred to herein as the “Class A Members”) to form a joint venture to be known as the Village at Stonebriar LLC (“Stonebriar”).  Stonebriar acquired two tracts of land located in Plano, Texas, and intends to develop and construct a commercial retail shopping center on that land in three phases.  The total cost of acquiring and developing the land is expected to be approximately $55,000 for the first two phases of the project, and approximately $66,000 for the third phase of the project.  As of December 31, 2007, the Company had contributed $20,000 to Stonebriar.  The Company may be required to contribute an additional $11,300 to the Stonebriar if the Class A Members determine that an additional contribution is necessary to complete the project.  The Class A Members have contributed their rights, title and interest related to this development project.

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

December 31, 2007, 2006 and 2005

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

The total cost of acquiring and developing the land is expected to be approximately $76,100 for both phases of the project. On October 1, 2007, the Company contributed $25,762, or 100% of the capital, to the venture.  The venture is required to pay the Company a 11% cumulative return on our capital contribution until the aggregate capital contribution has been reduced to zero; and thereafter, to S&D. The general partner will manage the business of the venture, and all of the individual management duties have been specifically delegated to Direct Retail, except for major decisions.  Stone Creek is considered a VIE as defined in FIN 46R, and the Company is considered the primary beneficiary of Stone Creek.  Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

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

Unconsolidated entities

The entities listed below are owned by us and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to us and our joint venture partners in accordance with the respective partnership agreements. Except for our Insurance Captive and L-Street, these joint ventures are not considered Variable Interest Entities as defined in FIN 46(R), however, the Company does have significant influence over, but does not control the ventures.  The Company's partners manage the day-to-day operations of the properties and holds key management positions.  Therefore, these entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected on the consolidated balance sheets and the consolidated statements of operations.

Joint Venture	Description	Ownership %	Investment at December 31, 2007	Investment at December 31, 2006
Net Lease Strategic Asset Fund L.P. (a)	Diversified portfolio of net lease assets	85%	$ 122,430	$ -

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Cobalt Industrial REIT II (b)	Industrial portfolio	24%	51,215	-

Lauth Investment Properties, LLC (c)	Diversified real estate fund	(c)	160,375	-

D.R. Stephens Institutional Fund, LLC (d)	Industrial and R&D assets	90%	57,974	-

New Stanley Associates, LLP (e)	Lodging facility	60%	9,621	-

Chapel Hill Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	49%	10,394	-

Marsh Landing Hotel Associates, LLC (e)	Hampton Inn lodging facility	49%	4,802	-

Jacksonville Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	48%	2,464	-

Inland CCC Homewood Hotel LLC (f)	Lodging development	83%	1,846	-

Feldman Mall Properties, Inc. (g)	Publicly traded shopping center REIT	(g)	53,964	15,482

Oak Property & Casualty LLC (h)	Insurance Captive	22%	885	201

L-Street Marketplace, LLC (i)	Retail center development	20%	6,906	-

			$ 482,876	$ 15,683

(a)

On December 20, 2007, Net Lease Strategic Assets Fund L.P. acquired thirty primarily single-tenant net leased assets from Lexington Realty Trust and its subsidiaries for an aggregate purchase price of approximately $408,500, including assumption of debt.  We contributed approximately $121,900 to the venture for the purchase of these properties.   The thirty properties contain, in the aggregate, more than 3,500 net rentable square feet and are located in twenty-three states.  Our investment is entitled to a  9% preferred dividend.  See Subsequent Events footnote for additional disclosures.

(b)

On June 29, 2007, the Company entered into the venture to invest up to $149,000 in shares of common beneficial interest. The Company's investment gives it the right to a preferred dividend equal to 9% per annum.

(c)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

the joint venture agreement, the Company will invest up to $253,000 in exchange for the Class A Participating Preferred Interests for a 9.5% preferred dividend.  The Company owns 5% of the common stock and 100% of the preferred.

(d)

On April 27, 2007, the Company entered into the venture to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement the Company will invest approximately $90,000 and is entitled to a preferred to 8.5% per annum.

(e)

Through the acquisition of Winston on July 1, 2007, the Company acquired joint venture interests in four hotels.

(f)

On September 20, 2007, the Company entered into a venture agreement for the purpose of developing a 111 room hotel in Homewood, Alabama.  As of December, 31, 2007, Homewood Hotel has acquired a land parcel for future development of the hotel.

(g)

The Company current owns 1,283,500 common shares of Feldman Mall Properties, Inc. (“Feldman”) which represent 9.85% of the total outstanding shares at September 30, 2007.  The Company's common stock investment was valued at $4,787 at December 31, 2007 based on the ending stock price of $3.73 per share.  The Company has purchased 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. at a price of $25.00 per share, for a total investment of $50,000.  The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  The Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after September 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Furthermore, the series A preferred stock grants the Company two seat on the Board of Directors of Feldman. This investment is recorded in investment in unconsolidated entities on the Consolidated Balance Sheet and the preferred return is recorded in equity in earnings of unconsolidated entities on the Consolidated Statement of Operations.

Because the Company has the ability to significantly influence Feldman through a seat on the Board of Directors of Feldman, the Company’s investment in common stock of Feldman is retrospectively accounted for under the equity method of accounting. Such investment in common stock was previously accounted for as an investment in marketable securities. As a result of the retrospective application of the equity method to the investment in Feldman common shares, certain amounts as of December 31, 2006 were adjusted as follows: investment in marketable securities was decreased by $15,989, investment in unconsolidated entities was increased by $15,482, total assets decreased by $507, accumulated distributions in excess of net income (loss) was increased by $681, accumulated other comprehensive income was decreased by $1,188 and total stockholders’ equity decreased by $507. The 2006 amounts for the statement of operations and other comprehensive income were adjusted as follows: for the year ended December 31, 2006, interest and dividend income were decreased by $1,125 and the equity in earnings of unconsolidated entities was increased by $1,890, unrealized gain (loss) on investment securities was decreased by $870, and net income (loss) applicable to common shares decreased by $105.  The 2005 amounts for the statement of operations and other comprehensive income were adjusted as follows: for the year ended December 31, 2005, interest and dividend income were decreased by $77 and the equity in earnings of unconsolidated entities was decreased by $7, unrealized gain (loss) on investment securities was decreased by $318, and net income (loss) applicable to common shares decreased by $84.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of the Company's investment.  Based on recent net losses and declines in the common stock price of Feldman, the Company has recognized a $10,084 impairment loss on its investment in unconsolidated entities.

(h)

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

(i)

On October 16, 2007, the Company entered into a venture agreement to develop a retail center, known as the L Street Marketplace. The total cost of developing the land is expected to be approximately $55,800. As of December 31, 2007, we had contributed $7,000 to the venture. Operating proceeds will be distributed 80% to 120-L and 20% to us. We also will be entitled to receive a preferred return equal to 9.0% of our capital contribution.  This entity is considered to be a VIE as defined in FIN 46( R) and the Company is not considered a primary beneficiary.

Combined Financial Information

The Company's carrying value of its Investment in Unconsolidated Joint Ventures differs from its share of the partnership or members equity reported in the combined balance sheet of the Unconsolidated Joint Ventures due to the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Joint Ventures. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 30 years.

	December 31,
	2007	2006
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	1,438,615	318,440
Other assets	455,879	100,947

Total Assets	1,894,494	419,387

Liabilities and Partners' and Shareholders Equity:

Mortgage debt	929,232	240,831
Other liabilities	109,147	63,998
Partners' and shareholders' equity	856,115	114,558

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Total Liabilities and Partners' and Shareholders' Equity	1,894,494	419,387

Our share of historical partners' and shareholders' equity	475,183	11,022
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $394 and $0, respectively)	7,693	4,661

Carrying value of investments in unconsolidated joint ventures	482,876	15,683

Statements of Operations:
Revenues	115,518	65,605

Expenses:
Interest expense and loan cost amortization	31,137	16,435
Depreciation and amortization	31,684	17,394
Operating expenses, ground rent and general and administrative expenses	63,657	40,729

Total expenses	126,478	74,558

Net income before gain on sale of Real estate	(10,960)	(8,953)
Gain on sale of real estate	15,866	29,397

Net income	4,906	20,444

Our share of:
Net income, net of excess basis depreciation of $394 and $0	4,477	1,903
Depreciation and amortization (real estate related)	6,538	1,697

Significant Acquisitions

Apple Acquisition

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

Pursuant to the merger agreement, Apple merged with and into Acquisition Sub, with Acquisition Sub continuing as the surviving entity of the merger, and each share of common stock of Acquisition Sub was converted into one share of common stock of the surviving entity of the merger.  Additionally, each issued and outstanding unit of Apple, equal to a share of Apple’s common stock and a share of Series A preferred stock (together, a “Unit”), and share of Apple Series B convertible preferred stock, on an as-converted basis, other than any dissenting shares, was converted into, and cancelled in exchange for $14.05 in cash.  Each option to purchase the Units was converted into, and cancelled in exchange for, a cash payment equal to the product of: (1) number of Units subject to the option and (2) the difference between $14.05 and the exercise price set forth in the option.  The total merger consideration was approximately $678,000.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The transaction values Apple at approximately $699,345 which includes (i) the purchase of 100% of the outstanding shares of common stock, Units and options for $14.05 per share or $677,599, (ii) an acquisition fee to the Business Manager of $16,940, of which $2,000 was paid in company stock, (iii) professional fees and other transactional costs of $1,534, and (iv) the assumption of $3,272 of accounts payable and accrued liabilities.

The following condensed pro forma financial information is presented as if the acquisition of Apple had been consummated as of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007 for the pro  forma year ended December 31, 2007. The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007 for the proforma year ended December 31, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma
	Year ended	Year ended
	December 31,	December 31,
	2007	2006

Total income	$568,060	$233,741

Net income (loss)	$52,090	$(5,841)

Net income (loss) available to common shareholders per common share	$.13	$(.09)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$607,907
Cash	78,898
Other assets	12,540

Total assets acquired	$699,345

Other liabilities	3,272

Net assets acquired	$696,073

Winston Acquisition

On July 1, 2007, the Company completed a merger with Winston Hotels, Inc., referred to herein as “Winston,” in which the Company purchased 100% of the outstanding shares of common stock and Series B preferred stock of Winston.  The transaction values Winston at approximately $841,817, which includes (i) the purchase of 100% of the outstanding shares of common stock of Winston  for $15.00 per share or $441,200, (ii) the purchase of the Series B preferred stock of Winston at $25.38 per share in cash, plus the accrued and unpaid dividends for $95,200, (iii) the purchase of 100 units of partnership interest in WINN Limited Partnership, the operating partnership of Winston for $19,500, (iv) an acquisition fee to the Business Manager of $19,793, of which $4,500 was paid in stock, (v) an $20,000 merger termination fee and reimbursement of expenses to Och-Ziff (vi) professional fees and other transactional costs of $2,307, (vii) the assumption

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

of $209,952 of Winston’s outstanding debt and (viii) the assumption of $33,865 of accounts payable and accrued liabilities.

The following condensed pro forma financial information is presented as if the acquisition of Winston had been consummated and leased as of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007 for the pro forma year ended December 31, 2007.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007 for the pro forma year ended December 31, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma
	Year ended	Year ended
	December 31,	December 31,
	2007 (1)	2006
Total income	$574,158	$289,085

Net income (loss) (1)	$49,407	$10,022

Net income (loss) available to common shareholders per common share	$.12	$.15

(1)

The proforma net income for the year ended December 31, 2007 includes certain historical Winston expenses related to non-recurring expenses of $3,882 for an extinguishment of debt, $5,322 for a loss on sale of note receivable and $10,793 of merger-related general and administrative expenses, which result in an effect of approximately $(.05) per share.  The proforma net income for the year ended December 31, 2006 includes non-recurring expenses of $3,961 for an extinguishment of debt, which results in an effect of approximately $(.06) per share.

The Company's wholly owned indirect subsidiary, Inland American Winston Hotels, Inc., is the surviving entity of this merger.  A holding company, Inland American Lodging Group, Inc., owns 100% of the stock of the lodging subsidiary, including the 100 partnership units of WINN.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment Properties	$702,601
Cash	$65,978
Other assets	74,558

Total assets acquired	$843,137

Mortgages and Notes	209,952
Other liabilities	33,865

Total liabilities assumed	$243,817

Minority interest	1,320

Net assets acquired	$598,000

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

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

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

•

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•

whether the tenant or landlord retains legal title to the improvements;

•

the uniqueness of the improvements;

•

the expected economic life of the tenant improvements relative to the length of the lease; and

•

who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, the Company considers all of the above factors.  No one factor, however, necessarily establishes its determination.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

Revenue for our lodging facilities is recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our lodging facilities which we present on a net basis (excluded from revenues) on our consolidated statements of operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and amounts due are considered collectible.

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

Consolidation

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

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentations.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary for a fair presentation of the financial statements have been made.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for site improvements.

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

December 31, 2007, 2006 and 2005

Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loans as a component of interest expense.

Impairment

In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of December 31, 2007.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives

The Company accounts for its derivative instruments in accordance with  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments (SFAS Nos. 137/138/149), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes.

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2007 and December 31, 2006 consists of common stock investments that are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Investments in Debt and Equity Securities," or SFAS No. 115 and EITF 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, for an impaired security the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Notes Receivable

Notes receivable are considered for impairment in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of December 31, 2007 or 2006.

Acquisition of Real Estate Properties

The application of the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the years ended December 31, 2007, 2006 and 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $2,373, $574 and $9 was applied as a reduction to rental income for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization pertaining to the below market lease costs of $2,674, $977 and $34 was applied as an increase to rental income for the years ended December 31, 2007, 2006 and 2005, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $50,394, $13,029 and $698 for the years ended December 31, 2007, 2006 and 2005, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of December 31, 2007, no amount has been allocated to customer relationship value.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2007.

Amortization of:	2008	2009	2010	2011	2012	Thereafter
Acquired above
market lease costs	$(2,449)	(2,020)	(1,877)	(1,550)	(978)	(3,799)

Acquired below
market lease costs	2,807	2,663	2,595	2,511	2,355	27,625

Net rental income
Increase	$358	643	718	961	1,377	23,826

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Acquired in-place lease
Intangibles	$57,082	48,873	44,113	38,515	35,033	115,817

Acquisition of Real Estate Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. The assets and liabilities of the acquired entities are recorded by the Company using the fair value at the date of the transaction and allocated to tangible and intangible.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.  Investments in lodging facilities are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties.  The purchase price allocation for the Woodland and Chelsea hotels are substantially complete, but is subject to adjustment within one year of acquisition, which would likely affect the amount of depreciation expense recorded.  The Company could record goodwill on finalization of the purchase price allocation.  The operating results of each of the consolidated acquired hotels are included in our statement of operations from the date acquired.  As of December 31, 2007 and 2006, the carrying amounts of identified intangible assets resulting from the acquisition of a business were $19,278 and $0, respectively. Such amounts are included in “other assets” on the consolidated balance sheets.

Cash and Cash Equivalents

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $5,228 and $3,911, earnout escrows of $11,020 and $18,504 and lodging furniture, fixtures and equipment reserves of $8,217 and $0 as of December 31, 2007 and 2006, respectively.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Fair Value of Financial Instruments

The estimated fair value of the Company's mortgage debt was $2,895,525 and $1,047,064 as of December 31, 2007 and 2006, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The estimated fair value of the Company’s notes receivable was $280,137 and $53,152 as of December 31, 2007 and 2006, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Income Taxes

We account for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This Interpretation only allows a favorable tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. The Company adopted FIN 48 as required effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial position, results of operations or cash flows.  All of the Company’s tax years are subject to examination by tax jurisdictions.

Other

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

(3)  Transactions with Related Parties

As of December 31, 2007, 2006 and 2005, the Company had incurred $557,123, $178,012, and $13,147 of offering costs, respectively, of which $530,522, $159,357 and $7,663, respectively, was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of December 31, 2007, the offering costs for the initial offering did not exceed the 4.5% and 15% limitations.  The Company anticipates that second offering costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $371,165, $149,937 and $9,420 for the years ended December 31, 2007, 2006 and 2005, of which $3,856 and $3,557 was unpaid as of December 31, 2007 and 2006, respectively, and is included in the offering costs described above.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the years ended December 31, 2007, 2006 and 2005, the Company reimbursed $8,948, $5,957 and $419 of these costs, respectively, of which $1,690 and $2,390 remained unpaid as of December 31, 2007 and 2006, respectively.

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for the Company and 200 dollars per month, per loan for MB REIT.  For the years ended December 31, 2007, 2006 and 2005, fees totaled $169, $55 and $0, respectively, none of which remained unpaid as of December 31, 2007 and 2006.

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the years ended December 31, 2007, 2006 and 2005, the Company paid loan fees totaling $2,739, $2,191 and $427 respectively, to this related party.  None remained unpaid as of December 31, 2007 and 2006.

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the years ended December 31, 2007, 2006 and 2005, our average invested

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

assets were $4,587,822, $1,479,278, $476,545 and our operating expenses, as defined, were $24,553, $8,545, $984 or .54%, .58%, and .21%, respectively, of average invested assets.  The Company incurred fees of $9,000, $2,400 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, of which none remained unpaid as of December 31, 2007 and 2006.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $9,000 and $2,400 paid for the years ended December 31, 2007 and 2006.

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  The Company incurred fees of $37,060 for the year ended December 31, 2007, of which none remained unpaid as of December 31, 2007.  No fees were incurred for the years ended December 31, 2006 and 2005 and no fees remained unpaid as of December 31, 2006.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.  The Company incurred and paid property management fees of $14,328, $4,850 and $359 for the years ended December 31, 2007, 2006 and 2005. The fees have been recorded in property and lodging operating expenses to related parties on the Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005, respectively.  None remained unpaid as of December 31, 2007 and 2006.

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 2,078,364, 310,075 and 130,737 shares to related parties and recognized an expense related to these discounts of $1,311, $200 and $153 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $2,120, $2,086 and $24 during the years ended December 31, 2007, 2006 and 2005, respectively, of which $340 and $1,521 remained unpaid as of December 31, 2007 and 2006, respectively.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

As of December 31, 2007 and 2006, the Company owed funds to related parties of the Business Manager in the amount of $1,690 and $2,390, respectively, for reimbursement of general and administrative costs, monies paid on the Company's behalf and acquisition fees.

(4)  Notes Receivable

The Company's notes receivable balance was $281,221 and $53,152 as of December 31, 2007 and 2006, respectively, consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land and shopping center and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 13.27% per annum.  For the twelve months ended December 31, 2007 and 2006, the Company recorded interest income from notes receivable of $18,423 and $1,323, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

(5)  Investment Securities

Investment in securities of $248,065 at December 31, 2007 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on December 31, 2007, the Company has accumulated other comprehensive income (loss) of $(64,278), which includes gross unrealized losses of $65,435.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $211,248 as of December 31, 2007.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the years ended December 31, 2007, 2006 and 2005, the Company realized gains of $19,280, $4,096, and $0, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the year ended December 31, 2007, the Company recorded a write-down of $21,746 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain on securities, net on the Consolidated Statement of Operations.  No write-downs were recorded for the years ended December 31, 2006 and 2005.  Dividend income is recognized when earned. During the years ended December 31, 2007, 2006 and 2005, dividend income of $22,742, $6,309 and $56, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of December 31, 2007, the Company has recorded a payable of $73,459 for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At December 31, 2007, this rate was 5.54%. Interest expense in the amount of $5,479, $2,395 and $21 was recognized in interest expense on the Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the years ended December 31, 2007, 2006 and 2005, the Company issued 5,500, 17,500 and 0 options to its independent directors, respectively.  As of December 31, 2007 and 2006, there were a total of 23,000 and 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.44 on the date of the grant using the Black Scholes option-pricing model.  During the years ended December 31, 2007, 2006 and 2005, the Company recorded $4, $4 and $0, respectively, of expense related to stock options.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $576, $245 and $6 during the year ended December 31, 2007, 2006 and 2005, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2008	$347,569
2009	339,888
2010	324,531
2011	305,640
2012	279,255
Thereafter	1,681,270
Total	$3,278,153

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

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the years ended December 31, 2007, 2006 and 2005, ground lease rent was $926, $245 and $6, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Payments
2008	$868
2009	869
2010	875
2011	876
2012	878
Thereafter	37,067
Total	$41,433

(8) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of December 31, 2007 were $2,959,480 and had a weighted average interest rate of 5.66%.  Properties with a net carrying value of $6,007,044 at December 31, 2007 and related tenant leases are pledged as collateral. As of December 31, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	161,000	79,541	94,027	2,227,750
Variable rate debt (mortgage loans)	283,923	38,391	36,858	16,214	7,776	14,000

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	5.00	5.06	5.73	5.73
Variable rate debt (mortgage loans)	5.28	6.21	6.81	6.83	6.88	6.74

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of December 31, 2007, the Company was in compliance with such covenants.

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $4,292 and $3,520, net of accumulated amortization, was outstanding at December 31, 2007 and 2006.

During the year ended December 31, 2007 based on language related to material adverse change in the market contained in certain of our blind rate lock agreements lenders did not honor outstanding rate lock agreements we had with them on future unidentified property acquisitions.  Due to these circumstances, the Company expensed approximately $5,000 dollars in rate lock deposits and breakage fees.  These costs are included in interest expense in the consolidated statement of operations for the year ended December 31, 2007.

In connection with our entering into two mortgages payables that have variable interest rates, we had entered into interest rate swap agreements, with a notional value of $305,593, that converted the variable-rate debt to fixed. The interest rate swaps were not considered effective as of December 31, 2007 and we recorded a loss and related liability of $1,464 for the year ended December 31, 2007.  Such loss is included in interest expense on the consolidated statement of operations and the liability is included in other liabilities on the consolidated balance sheet.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The Company has purchased a portion of its securities through margin accounts.  As of December 31, 2007, the Company has recorded a payable of $73,459 for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 50 basis points.  At December 31, 2007, this rate was equal to 5.54%.

As of December 31, 2007, the Company guarantees $326,990 in mortgage and notes payable for two of its wholly-owned subsidiaries and one consolidated joint venture.

(9) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income to stockholders (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

In 2007, the Company formed the following wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing: Barclay Holdings, Inc., Inland American Holding TRS, Inc., and Inland American Communities Third Party, Inc. Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, the Company’s taxable REIT subsidiaries are required to pay income taxes at the applicable rates.

Taxable REIT Subsidiaries

The components of income tax expense of the Company’s taxable REIT subsidiaries for the year ended December 31, 2007 consist of the following:

	Federal	State	Total
Current	$409	$113	$522
Deferred	404	40	444

Total expense	$813	$153	$966

The actual income tax expense of the Company’s taxable REIT subsidiaries for the year ended December 31, 2007 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

Computed "expected" income tax expense	$864
State income taxes, net Federal income tax effect	102
$966

The components of the deferred tax assets relating to the Company’s taxable REIT subsidiaries at December 31, 2007 were as follows:

Net operating loss - Barclay Holding, Inc.	$4,689
Net operating loss - Inland American Holding TRS, Inc.	115

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Lease acquisition costs - Barclay Holding, Inc.	3,138

Total deferred tax assets	7,942

Less: Valuation allowance	(4,390)

Net realizable deferred tax asset	$3,552

The Company estimated its tax expense relating to the taxable REIT subsidiaries using a combined federal and state rate of 38%. As of the year ended 2007 the Company’s taxable REIT subsidiaries had a deferred tax asset of $3,552 million, primarily due to past years’ tax net operating losses. These federal net operating loss carryforwards amounting to $3,493, $7,725, and $1,355 will expire in 2023, 2024 and 2025, respectively, if not utilized by then.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income, and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We have considered various factors, including future reversals of existing taxable temporary differences,  projected future taxable income and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $9,523 prior to the expiration of the federal net operating loss carryforwards. Taxable income for the year ended December 31, 2007 was $1,204. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $4,390 at December 31, 2007. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Texas Margin Tax

In 2006, the state of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax.  As such, the Company has recorded income tax expense of $810 and $1,393 for the years ended December 31, 2007 and 2006, respectively and has recorded a net deferred tax liability related to temporary differences of $1,506 and $1,393 for the years ended December 31, 2007 and 2006, respectively.

Income tax expense for the years ended December 31, 2007 and 2006 consists of the following:

	2007	2006
Current	$697	$-
Deferred	113	1,393

Total expense	$810	$1,393

The temporary differences that give rise to the net deferred tax liability at December 31, 2007 and 2006 consist of the following:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

	2007	2006

Gain on sales of real estate, net of depreciation effect	$1,396	1,374
Straight-line rents	8	24
Others	102	(5)

Total cumulative temporary differences	$1,506	1,393

The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

Other Income Taxes

The Company is also subject to certain state and local taxes. Income tax expense for the year ended December 31, 2007 was $317. No taxes were required for 2006 and 2005.

Distributions

For federal income tax purposes, distributions may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income.  Distributions in excess of these earnings and profits (calculate for tax purposes) will constitute a non-taxable return of capital rather than a distribution and will reduce the recipient’s basis in the shares.

A summary of the average taxable nature of the Company's common distributions for each of the years in the three year period ended December 31, 2007 is as follows:

	2007	2006	2005
Ordinary income	$0.33	$0.28	$-
Capital gains	0.06	-	-
Return of capital	0.22	0.27	0.08

Total distributions per share	$0.61	$0.55	$0.08

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

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, AT&T, Inc., accounted for 16% and 25% of consolidated rental revenues for the years ended December 31, 2007 and 2006, respectively.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.  No amounts remain unpaid as of December 31, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The following table summarizes net property operations income by segment for the year ended December 31, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$267,816	$93,965	$116,557	$43,789	$-	$13,505
Straight-line rents	12,765	5,513	3,670	3,582	-	-
Amortization of acquired above and below market leases, net	155	(714)	1,201	(332)	-	-
Total rentals	$280,736	$98,764	$121,428	$47,039	$-	$13,505

Tenant recoveries	55,192	22,743	30,103	2,346	-	-
Other income	16,416	7,066	3,128	4,801	-	1,421
Lodging operating income	126,392	-	-	-	126,392	-
Total revenues	$478,736	$128,573	$154,659	$54,186	$126,392	$14,926

Operating expenses	$174,755	$37,336	$44,708	$5,017	$80,628	$7,066
Total operating expenses	174,755	37,336	44,708	5,017	80,628	7,066

Net property operations	$303,981	$91,237	$109,951	$49,169	$45,764	$7,860

Depreciation and amortization	$(174,163)
Business manager management fee	$(9,000)
General and administrative	$(19,466)
Interest and other investment income	$84,288
Interest expense	$(108,060)
Income tax benefit	$(2,093)
Other income (loss)	$(4,611)
Equity in earnings (loss) of unconsolidated entities	$4,477
Impairment of investment in unconsolidated entities	(10,084)
Minority interest	$(9,347)

Net income applicable to common shares	$55,922

Balance Sheet Data:
Real estate assets, net	$6,334,356	$1,261,394	$2,525,967	$810,587	$1,529,722	$206,686
Capital expenditures	24,794	3,150	2,133	28	19,457	26
Non-segmented assets	1,852,608
Total assets	$8,211,758

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The following table summarizes net property operations income by segment for the year ended December 31, 2006.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$93,428	$40,261	$48,670	$2,822	$-	$1,675
Straight-line rents	4,588	2,347	1,936	305	-	-
Amortization of acquired above and below market leases, net	403	(245)	664	(16)	-	-
Total rentals	$98,419	$42,363	$51,270	$3,111	$-	$1,675

Tenant recoveries	21,547	7,359	13,894	294	-	-
Other income	3,236	1,870	1,248	2	-	116
Lodging operating income	-	-	-	-	-	-
Total revenues	$123,202	$51,592	$66,412	$3,407	$-	$1,791

Operating expenses	$32,791	$12,271	$19,381	$396	$-	$743
Total operating expenses	32,791	12,271	19,381	396	-	743

Net property operations	$90,411	$39,321	$47,031	$3,011	$-	$1,048

Depreciation and amortization	$(49,681)
Business manager management fee	$(2,400)
General and administrative	$(7,613)
Interest and other investment income	$22,164
Interest expense	$(31,553)
Income tax expense	$(1,393)
Other income	$4,068
Equity in earnings of unconsolidated entities	$1,903
Impairment on investment in unconsolidated entities	$-
Minority interest	$(24,010)

Net income applicable to common shares	$1,896

Balance Sheet Data:
Real estate assets, net	$2,420,640	$1,086,020	$1,031,416	$285,397	$-	$17,807
Capital expenditures	470	332	138	-	-	-
Non-segmented assets	618,927
Total assets	$3,040,037

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

The following table summarizes net property operations income by segment for the year ended December 31, 2005.

	Total	Office	Retail	Industrial

Property rentals	$5,877	$3,260	$2,455	$162
Straight-line rents	250	140	104	6
Amortization of acquired above and below market leases, net	25	(6)	31	-
Total rentals	$6,152	$3,394	$2,590	$168

Tenant recoveries	509	26	481	2
Other income	7	1	6	-
Total revenues	$6,668	$3,421	$3,077	$170

Operating expenses	987	277	699	11

Net property operations	$5,681	3,144	2,378	159

Depreciation and amortization	(3,459)
General and administrative	(1,266)
Interest and other investment income	1,663
Interest expense	(1,412)
Other income (loss)	(235)
Equity in earnings (loss) of unconsolidated entities	(7)
Minority interest	(2,422)

Net loss applicable to common shares	$(1,457)

Balance Sheet Data:
Real estate assets, net	$753,620	$396,112	$347,775	$9,733
Non-segmented assets	112,231

Total assets	$865,851

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

(11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the years ended December 31, 2007 and 2006 and the net loss incurred for the year ended December 31, 2005, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive because of a net loss or immaterial because of the immaterial number of common stock equivalents.

The basic and diluted weighted average number of common shares outstanding was 396,752,280, 68,374,630 and 884,058 for the years ended December 31, 2007, 2006, and 2005.

(12)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $24,198 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of December 31, 2007, the Company has approximately $4,453 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 4.54% to 6.93% on approximately $694,500 in principal.

As of December 31, 2007, the Company had outstanding commitments to purchase approximately $1,200,000 of real estate properties (including the RLJ merger as described in Note 14) through March 31, 2008 and fund approximately $500,000 into joint ventures or mortgage notes.  The Company intends on funding these acquisitions with cash on hand of approximately $400,000, anticipated capital raised through our second offering of approximately $540,000 (net of offering costs) through March 31, 2008 and financing proceeds from assuming debt related to some of the acquisitions or financings that have been rate locked for specific identified properties that the Company has purchased or are included in the amount above of $1,100,000.  There can be no assurance that the Company will raise the capital from its second offering or that lenders will honor their lending commitments.

Contemporaneous with our merger with Winston Hotels, Inc., our wholly owned subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” WINN Limited Partnership, or “WINN,” and Crockett Capital Corporation, or “Crockett,” memorialized in a development memorandum their intentions to subsequently negotiate and enter into a series of contracts to develop certain hotel properties, including without limitation a Westin Hotel in Durham, North Carolina, a Hampton Inn & Suites/Aloft Hotel in Raleigh, North Carolina, an Aloft Hotel in Chapel Hill, North Carolina and an Aloft Hotel in Cary, North Carolina (collectively referred to herein as the “development hotels”).

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN.  The complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties.  The complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett.  The complaint seeks, among other things, monetary damages in an amount not less than

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

$4,800 with respect to the Cary, North Carolina property.  With respect to the remaining three development hotels, the complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20.1 million.

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  Inland American Winston and WINN contend that the development memorandum was not a binding agreement but rather merely an agreement to negotiate and potentially enter into additional contracts relating to the development hotels, and therefore is unenforceable as a matter of law.  Inland American Winston and WINN have requested that the General Court of Justice of the State of North Carolina dismiss the amended complaint in its entirety, with prejudice.

In a separate matter, on February 20, 2008, Crockett has filed a demand for arbitration with the American Arbitration Association against Inland American Winston and WINN with respect to three construction management services agreements entered into by the parties in August 2007. The demand claims that Inland American Winston and WINN have failed to pay Crockett certain fees in exchange for Crockett providing construction management services for our hotel properties located in Chapel Hill, North Carolina, Jacksonville, Florida and Roanoke, Virginia. Pursuant to this arbitration demand, Crockett is seeking damages in an aggregate amount not less than $281.  On March 17, 2008, Inland American Winston and WINN filed an answer to this demand stating that they had paid Crockett the amounts due under the agreements and that all other damages sought by Crockett are penalty payments unenforceable against them.

The outcome of these actions cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in either action would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.

(13)  New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” Statement No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Statement No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

Also in December 2007, the FASB issued Statement No. 141 (Revised) "Business Combinations.” This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in the business combination or a gain from a bargain purchase. This Statement requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Statement No. 141 (Revised) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed.  The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.” This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008. The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

(14)  Subsequent Events

We paid distributions to our stockholders of $.05167 per share totaling $28,008, $28,832 and $29,714 in January, February and March 2008.

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from January 1, 2008 through March 28, 2008, the Company funded earnouts totaling $7,042 at ten of the existing properties and the Company's joint venture partner contributed an earnout of $2,084 into the joint venture.

The mortgage debt financings obtained subsequent to December 31, 2007, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
Hilton University of Florida Hotel & Convention Center	01/09/2008	27,775	6.455%	02/01/2018

CFG Portfolio (1)	01/31/2008	200,000	(1)	01/31/2010

Landings at Clear Lake Apartments	03/14/2008	18,590	4.720%	04/01/2013

Atlas Cold Storage Portfolio (7 Properties)	03/18/2008	50,000	LIBOR + 2.25% (2)	03/31/2013

SunTrust	03/28/08	34,311	5.65%	03/31/2013

SunTrust	03/28/08	34,500	5.75%	03/31/2013

SunTrust	03/28/08	33,062	LIBOR + 155 (3)	03/31/2013

SunTrust	03/28/08	35,450	LIBOR + 150 (4)	03/31/2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

(1)

The CFG Portfolio consists of 158 retail banking properties known as Citizens Banks that we purchased on June 14, 2007 and June 26, 2007.  The loan may be extended for two one-year periods subject to a $100 extension fee per year.  The annual interest rate of the loan is based on LIBOR plus 175 basis points and we are required to make interest only payments on the loan.

(2)

The Company entered into an interest rate swap on March 28, 2008 to fix our rate at 5.06%.

(3)

The Company entered into an interest rate swap on March 28, 2008 to fix our rate at 4.87%.

(4)

The Company entered into an interest rate swap on March 28, 2008 to fix our rate at 3.90%.

Parkway Centre North – Phases I and II. On January 11, 2008, Stringtown Partners North, LLC exercised its right to require us to purchase its interest in this joint venture. We purchased the interest for approximately $8,300, and now own 100% of the equity interests in the joint venture.

The Market at Hamilton.  On January 15, 2008, Hamilton Road Retail, LLC exercised its right to require us to purchase its interests in this joint venture.  On January 30, 2008, we paid Hamilton Road Retail, LLC approximately $3,700 for its interests, and now own 100% of the equity interests in the joint venture.

Parkway Centre North - Outlot Building B.  On January 15, 2008, BA-Grove City North, LLC exercised its right to require us to purchase its interests in this joint venture.  On January 30, 2008, we paid BA-Grove City North LLC approximately $1,000 for its interests, and now own 100% of the equity interests in the joint venture

 Woodbridge Crossing, L.P. On January 24, 2008, we, through a wholly owned subsidiary, entered into an agreement with Direct Retail, L.L.C. (referred to herein as “Direct Retail”) to form “Woodbridge Crossing GP, L.L.C.,” referred to herein as the “general partner.”  Also on January 24, 2008, the general partner, our subsidiary and DSW Investments 08-1, J.V., an unaffiliated third party (referred to herein as “DSW”), entered into an agreement to form a joint venture to be known as “Woodbridge Crossing, L.P.”  The purpose of the venture is to acquire certain land located in Wylie, Texas and then to develop and construct a 50,000 square foot shopping center on that land. The venture has a term of ten years.

The total cost of acquiring and developing the land is expected to be approximately $49,400. On February 15, 2008, we contributed approximately $14,100, or 73% of the capital, to the venture. We will receive an 11% preferred return.

Net Lease Strategic Assets Fund L.P. On February 20, 2008, we and The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC, each an affiliate of Lexington Realty Trust (NYSE: “LXP”), referred to herein as “Lexington,” agreed to revise certain of the terms of the joint venture known as Net Lease Strategic Assets Fund L.P.  Under the revised terms, ten properties have been excluded from the venture’s initial target portfolio.  Consequently, the initial portfolio of properties that the venture intends to acquire now consists of forty-three primarily single-tenant net leased assets, referred to herein as the “Initial Properties,” with an aggregate purchase price of $747,500 (including the assumption of approximately $330,300 of non-recourse first mortgage financing and $4,000 in estimated closing costs). The Initial Properties contain an aggregate of more than six million net rentable square feet.  Under the revised terms of the venture, we are required to contribute approximately $210,000 to the venture toward the purchase of the Initial Portfolio. As previously disclosed in our Supplement No. 17, we have already contributed approximately $121,900 to the venture; these funds were used to purchase thirty of the Initial Properties from Lexington and its subsidiaries for an aggregate purchase price of approximately $408,500. On March 25, 2008, the company contributed $72.5 million to the venture; these funds were used to purchase eleven assets from Lexington for an aggregate purchase price of $270.2 million. If the venture does not complete the acquisition of the remaining Initial Properties by June 30, 2008, the venture may not purchase those properties.

The terms of the joint venture also have been modified to revise the sequence of distributions that will be paid on any future capital contributions by us and LMLP.  More specifically, we and LMLP intend to invest an additional $127,500

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

and $22,500, respectively, in the venture to acquire additional specialty single-tenant “triple-net” leased assets.  With respect to these contributions, after the preferred returns and the preferred equity redemption amounts have been paid, we and LMLP will be entitled to receive distributions until the point at which we have received distributions equal to the amount of capital we have invested, on a pro rata basis.

Cityville Dallas Haskell.  On February 25, 2008, our wholly owned subsidiary, Inland American Communities Group, Inc., referred to herein as “Communities,” purchased a 9.9 acre parcel of land located in Dallas, Texas.  The purchase price for this land was approximately $26,400.  Communities intends to develop this land, in two phases, into a conventional housing facility, comprised of approximately 600 apartment units, and approximately 65,000 square feet of retail space.  Communities anticipates that the construction and development of this land will last approximately five years and will cost approximately $92,300.  Communities has an option to purchase an additional acre adjacent to the land, which it would redevelop in connection with its overall development of this land.

PDG/Inland Concord Venture, L.L.C.  On March 10, 2008, we, through a wholly owned subsidiary, entered into a joint venture with GKK-Concord, Ltd.  The purpose of the joint venture is to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail center on that land.  We will receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on our capital contribution through the first twenty-four months after the date of our initial investment; if we maintain our investment in the project for more than twenty-four months, we will receive a preferred return in an amount equal to 12% per annum over the remainder of the term. On March 10, 2008, we contributed $11 million to the venture.

SunTrust Bank Portfolio (Sale-Leaseback).  On March 28, 2008, the Company purchased fee simple interests in a portfolio of 143 single tenant retail banking facilities from an unaffiliated third party, SunTrust Bank, for approximately $230 million in cash.  All of the properties within this portfolio are single tenant facilities with SunTrust Bank as the tenant.  SunTrust Bank has agreed lease each facility for a term of ten years, commencing in March 2008.

RLJ Urban Lodging Master, LLC.  On February 8, 2008, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated August 12, 2007, as amended (the “Merger Agreement”), among the Company, RLJ Urban Lodging Master, LLC (“Lodging Master”) and RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, which together owned all of the membership interests of Lodging Master (together, the “Sellers” and, collectively with the Company and Lodging Master, the “Parties”).  Pursuant to the Merger Agreement, Lodging Master has merged with and into Inland American Urban Hotels, Inc., an indirect wholly owned subsidiary of the Company (“Urban Hotels”), with Urban Hotels continuing as the surviving entity of the merger.  At the closing of the merger, the Company paid a total of $893,400, including debt assumed as part of the merger plus new debt incurred concurrent with closing, to purchase all of the membership interests of Lodging Master.  Pursuant to the Merger Agreement, the purchase price may be adjusted up or down based on certain adjustments that will be determined within the next ninety days. The Company does not anticipate that the adjustments will increase or decrease the purchase price by more than $1,000. The  transaction costs also include the cost of breakage and swap fees associated with the debt assumed and incurred in the merger.  The Company expects to pay its business manager, Inland American Business Manager & Advisor Inc., an acquisition fee associated with the merger of approximately $22,300.

As noted above, at closing Lodging Master had approximately $364,200 of long-term debt that remained in place and is thus part of the purchase price paid for Lodging Master.  The Company refers to this indebtedness as the “Assumed Loans.”  The Company also borrowed an additional $62,400, which is referred to herein as the “New Loans” and which together with the Assumed Loans are referred to as the “Loans.”  At closing, the Company paid interest rate swap breakage fees of approximately $7,500 and loan assumption fees of approximately $2,400 with respect to the Assumed Loans. The terms of the Loans are described in more detail below.

The Assumed Loans consist of nineteen loans, each of which is secured by a first priority mortgage on one of the Acquired Hotels (as defined below).  The Assumed Loans mature from April 2008 to September 2015.  Five of the

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

Assumed Loans bear interest at fixed rates ranging from 5.41% to 6.93% per annum and require the borrowers to make monthly payments of interest and principal until the loans mature.  The remainder of the Assumed Loans bear interest at floating rates ranging from LIBOR plus 1.40% to LIBOR plus 2.50% per annum and require the borrowers to make interest-only payments on a monthly basis until the loans mature. As of the closing, the effective interest rates on these loans ranged from 4.52% to 5.62%.  The New Loans consist of three loans, each of which is secured by a first priority mortgage on one of the Acquired Hotels.  The New Loans mature from February 2009 to February 2010.  The New Loans bear interest at floating rates ranging from LIBOR plus 1.70% to LIBOR plus 1.75% per annum and require the borrowers to make interest-only payments on a monthly basis until the loans mature.  As of the closing, the effective interest rates on these loans ranged from 4.82% to 4.87%.  The Company’s subsidiaries, Inland American Lodging Corporation and Inland American Lodging Group, Inc., have agreed to guarantee the performance of the obligations of the borrowers with respect to certain losses that may be caused by certain acts of misconduct of the borrowers, for example, any fraud or willful destruction of the property securing the Loans.

As a result of the merger, the Company, through Urban Hotels, has acquired a portfolio of twenty-two full and select-service hotels (the “Acquired Hotels”) located primarily in and around major urban markets across the United States, including Atlanta, Georgia, Baltimore, Maryland, Chicago, Illinois and Washington, D.C.  This portfolio includes, among others, four Residence Inn® by Marriott hotels, four Courtyard by Marriott® hotels, four Hilton Garden Inn® hotels and two Embassy Suites® hotels. The Acquired Hotels contain an aggregate of 4,061 rooms.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2007, 2006 and 2005

(15) Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2007 and 2006.

	2007
	Dec. 31	Sept. 30	June 30	March 31

Total income	$187,371	141,604	86,030	63,731

Net income (loss)	3,809	16,971	23,053	12,089

Net income (loss), per common share, basic and diluted	.01	.04	.06	.06

Weighted average number of common shares outstanding, basic and diluted	524,257,618	473,803,752	379,010,064	205,589,116

	2006
	Dec. 31	Sept. 30	June 30	March 31

Total income	$49,248	35,127	21,106	17,721

Net income (loss)	2,270	454	(929)	(1,757)

Net income (loss), per common share, basic and diluted	.02	.01	(.02)	(.09)

Weighted average number of common shares outstanding, basic and diluted	129,927,358	76,848,460	45,930,663	19,485,272

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2007

		Total Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Building and Improvements	Adjustments to Basis (C)	Land and Improvements	Building and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET	7,712	3,500	9,241	-	3,500	9,241	12,741	242	2007
Plano, TX
24 HOUR FITNESS - 249 & JONES	-	2,650	7,079	-	2,650	7,079	9,729	584	2005
Houston, TX
24 HOUR FITNESS -THE WOODLANDS	-	1,540	11,287	-	1,540	11,287	12,827	889	2005
Woodlands, TX
6101 RICHMOND AVENUE	-	1,700	1,264	-	1,700	1,264	2,964	104	2005
Houston, TX
ANTOINE TOWN CENTER	-	1,645	7,343	21	1,645	7,364	9,009	538	2005
Houston, TX
ASHFORD PLAZA	-	900	2,440	92	900	2,532	3,432	189	2005
Houston, TX
ATASCOCITA SHOPPING CENTER	-	1,550	7,994	-	1,550	7,994	9,544	612	2005
Humble, TX
BAY COLONY	-	3,190	30,828	3,956	3,190	34,783	37,973	2,204	2005
League City, TX
BELLERIVE PLAZA	6,092	2,400	7,749	-	2,400	7,749	10,149	203	2007
Nicholasville, KY
BI-LO - GREENVILLE	4,286	1,400	5,503	-	1,400	5,503	6,903	305	2006
Greenville, SC
BLACKHAWK TOWN CENTER	-	1,645	19,982	-	1,645	19,982	21,627	1,513	2005
Houston, TX
BRANDON CENTRE SOUTH	16,133	5,720	19,500	-	5,720	19,500	25,220	512	2007
Brandon, FL
BROOKS CORNER	14,276	10,600	13,648	2,532	10,600	16,180	26,780	818	2006
San Antonio, TX
BUCKHORN PLAZA	9,025	1,651	11,770	710	1,651	12,479	14,130	580	2006
Bloomsburg, PA
CANFIELD PLAZA	7,575	2,250	10,339	421	2,250	10,759	13,009	665	2006

Canfield, OH
CARVER CREEK	-	650	560	716	650	1,276	1,926	67	2005
Dallas, TX
CHESAPEAKE COMMONS	8,950	2,669	10,839	-	2,669	10,839	13,508	298	2007
Chesapeake, VA
CHILI'S - HUNTING BAYOU	-	400	-	-	400	-	400	-	2005
Jacinto City, TX
CINEMARK - JACINTO CITY	-	1,160	10,540	-	1,160	10,540	11,700	833	2005
Jacinto City, TX
CINEMARK - WEBSTER	-	1,830	12,094	-	1,830	12,094	13,924	922	2005
Webster, TX
CINEMARK 12 - SILVERLAKE	-	1,310	7,496	-	1,310	7,496	8,806	550	2005
Pearland, TX
CITIZENS (CFG) CONNECTICUT	-	525	737	-	525	737	1,262	16	2007
Hamden, CT
CITIZENS (CFG) CONNECTICUT	-	450	1,191	-	450	1,191	1,641	25	2007
Colchester, CT
CITIZENS (CFG) CONNECTICUT	-	480	2,194	-	480	2,194	2,674	47	2007
Deep River, CT
CITIZENS (CFG) CONNECTICUT	-	430	1,242	-	430	1,242	1,672	26	2007
East Lyme, CT
CITIZENS (CFG) CONNECTICUT	-	111	2,648	-	111	2,648	2,759	56	2007
Montville, CT
CITIZENS (CFG) CONNECTICUT	-	450	1,221	-	450	1,221	1,671	26	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	-	420	1,251	-	420	1,251	1,671	27	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	-	490	879	-	490	879	1,369	19	2007
East Hampton, CT
CITIZENS (CFG) DELAWARE	-	525	353	-	525	353	878	7	2007
Lewes, DE
CITIZENS (CFG) DELAWARE	-	275	252	-	275	252	527	5	2007
Wilmington, DE
CITIZENS (CFG) DELAWARE	-	485	212	-	485	212	697	5	2007
Wilmington, DE
CITIZENS (CFG) ILLINOIS	-	1,870	2,414	-	1,870	2,414	4,284	51	2007
Orland Hills, IL
CITIZENS (CFG) ILLINOIS	-	450	267	-	450	267	717	6	2007

Calumet City, IL
CITIZENS (CFG) ILLINOIS	-	815	133	-	815	133	948	3	2007
Chicago, IL
CITIZENS (CFG) ILLINOIS	-	575	379	-	575	379	954	8	2007
Villa Park, IL
CITIZENS (CFG) ILLINOIS	-	725	582	-	725	582	1,307	12	2007
Westchester, IL
CITIZENS (CFG) ILLINOIS	-	375	1,069	-	375	1,069	1,444	23	2007
Olympia Fields, IL
CITIZENS (CFG) ILLINOIS	-	290	904	-	290	904	1,194	19	2007
Chicago Heights, IL
CITIZENS (CFG) MELLON BANK BLD	-	725	2,248	-	725	2,248	2,973	48	2007
Georgetown, DE
CITIZENS (CFG) MICHIGAN	-	500	174	-	500	174	674	4	2007
Farmington, MI
CITIZENS (CFG) MICHIGAN	-	1,100	219	-	1,100	219	1,319	5	2007
Troy, MI
CITIZENS (CFG) NEW HAMPSHIRE	-	1,050	2,121	-	1,050	2,121	3,171	45	2007
Keene, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	554	1,119	-	554	1,119	1,673	24	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	618	1,251	-	618	1,251	1,869	27	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	641	1,297	-	641	1,297	1,938	28	2007
Salem, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	9,620	15,633	-	9,620	15,633	25,253	334	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	172	281	-	172	281	453	6	2007
Hinsdale, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	111	250	-	111	250	361	5	2007
Ossipee, NH
CITIZENS (CFG) NEW HAMPSHIRE	-	176	259	-	176	259	435	6	2007
Pelham, NH
CITIZENS (CFG) NEW JERSEY	-	500	466	-	500	466	966	10	2007
Haddon Heights, NJ
CITIZENS (CFG) NEW JERSEY	-	850	468	-	850	468	1,318	10	2007
Marlton, NJ
CITIZENS (CFG) NEW YORK	-	70	1,342	-	70	1,342	1,412	29	2007

Plattsburgh, NY
CITIZENS (CFG) OHIO	-	400	1,736	-	400	1,736	2,136	37	2007
Fairlawn, OH
CITIZENS (CFG) OHIO	-	450	420	-	450	420	870	9	2007
Bedford, OH
CITIZENS (CFG) OHIO	-	625	477	-	625	477	1,102	10	2007
Parma, OH
CITIZENS (CFG) OHIO	-	900	505	-	900	505	1,405	11	2007
Parma, OH
CITIZENS (CFG) OHIO	-	750	508	-	750	508	1,258	11	2007
Parma Heights, OH
CITIZENS (CFG) OHIO	-	850	876	-	850	876	1,726	19	2007
South Russell, OH
CITIZENS (CFG) PENNSYLVANIA	-	50	771	-	50	771	821	16	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	-	85	1,134	-	85	1,134	1,219	24	2007
Ashley, PA
CITIZENS (CFG) PENNSYLVANIA	-	675	1,144	-	675	1,144	1,819	24	2007
Brodheadsville, PA
CITIZENS (CFG) PENNSYLVANIA	-	75	1,434	-	75	1,434	1,509	31	2007
Butler, PA
CITIZENS (CFG) PENNSYLVANIA	-	1,150	1,420	-	1,150	1,420	2,570	30	2007
Camp Hill, PA
CITIZENS (CFG) PENNSYLVANIA	-	500	1,342	-	500	1,342	1,842	29	2007
Camp Hill, PA
CITIZENS (CFG) PENNSYLVANIA	-	125	1,830	-	125	1,830	1,955	39	2007
Carnegie, PA
CITIZENS (CFG) PENNSYLVANIA	-	40	1,555	-	40	1,555	1,595	33	2007
Charlerol, PA
CITIZENS (CFG) PENNSYLVANIA	-	325	1,427	-	325	1,427	1,752	30	2007
Dallas, PA
CITIZENS (CFG) PENNSYLVANIA	-	150	962	-	150	962	1,112	21	2007
Dallastown, PA
CITIZENS (CFG) PENNSYLVANIA	-	260	1,458	-	260	1,458	1,718	31	2007
Dillsburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	485	1,655	-	485	1,655	2,140	35	2007
Drexel Hill, PA
CITIZENS (CFG) PENNSYLVANIA	-	50	1,106	-	50	1,106	1,156	24	2007

Ford City, PA
CITIZENS (CFG) PENNSYLVANIA	-	385	1,727	-	385	1,727	2,112	37	2007
Glenside, PA
CITIZENS (CFG) PENNSYLVANIA	-	125	909	-	125	909	1,034	19	2007
Greensburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	300	1,092	-	300	1,092	1,392	23	2007
Highspire, PA
CITIZENS (CFG) PENNSYLVANIA	-	100	1,009	-	100	1,009	1,109	22	2007
Homestead, PA
CITIZENS (CFG) PENNSYLVANIA	-	300	1,697	-	300	1,697	1,997	36	2007
Kingston, PA
CITIZENS (CFG) PENNSYLVANIA	-	50	1,388	-	50	1,388	1,438	30	2007
Kittanning, PA
CITIZENS (CFG) PENNSYLVANIA	-	330	1,819	-	330	1,819	2,149	39	2007
Matamoras, PA
CITIZENS (CFG) PENNSYLVANIA	-	100	1,157	-	100	1,157	1,257	25	2007
McKees Rocks, PA
CITIZENS (CFG) PENNSYLVANIA	-	250	2,931	-	250	2,931	3,181	63	2007
Mechanicsburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	40	521	-	40	521	561	11	2007
Mercer, PA
CITIZENS (CFG) PENNSYLVANIA	-	275	1,623	-	275	1,623	1,898	35	2007
Milford, PA
CITIZENS (CFG) PENNSYLVANIA	-	600	1,237	-	600	1,237	1,837	26	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	-	245	1,054	-	245	1,054	1,299	23	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	-	700	1,342	-	700	1,342	2,042	29	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	-	75	1,131	-	75	1,131	1,206	24	2007
Pitcairn, PA
CITIZENS (CFG) PENNSYLVANIA	-	75	3,668	-	75	3,668	3,743	78	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	100	2,069	-	100	2,069	2,169	44	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	900	3,146	-	900	3,146	4,046	67	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	150	1,032	-	150	1,032	1,182	22	2007

Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	75	3,322	-	75	3,322	3,397	71	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	75	1,583	-	75	1,583	1,658	34	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	50	1,527	-	50	1,527	1,577	33	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	165	2,265	-	165	2,265	2,430	48	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	-	120	1,336	-	120	1,336	1,456	29	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	-	650	1,249	-	650	1,249	1,899	27	2007
Souderton, PA
CITIZENS (CFG) PENNSYLVANIA	-	400	1,672	-	400	1,672	2,072	36	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	-	730	1,225	-	730	1,225	1,955	26	2007
Tannersville, PA
CITIZENS (CFG) PENNSYLVANIA	-	150	1,257	-	150	1,257	1,407	27	2007
Turtle Creek, PA
CITIZENS (CFG) PENNSYLVANIA	-	50	919	-	50	919	969	20	2007
Tyrone, PA
CITIZENS (CFG) PENNSYLVANIA	-	530	1,289	-	530	1,289	1,819	28	2007
Upper Darby, PA
CITIZENS (CFG) PENNSYLVANIA	-	115	964	-	115	964	1,079	21	2007
West Chester, PA
CITIZENS (CFG) PENNSYLVANIA	-	125	2,776	-	125	2,776	2,901	59	2007
West Hazelson, PA
CITIZENS (CFG) PENNSYLVANIA	-	400	3,016	-	400	3,016	3,416	64	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	-	150	668	-	150	668	818	14	2007
Aliquippa, PA
CITIZENS (CFG) PENNSYLVANIA	-	750	761	-	750	761	1,511	16	2007
Allison Park, PA
CITIZENS (CFG) PENNSYLVANIA	-	100	573	-	100	573	673	12	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	-	350	504	-	350	504	854	11	2007
Beaver Falls, PA
CITIZENS (CFG) PENNSYLVANIA	-	350	567	-	350	567	917	12	2007

Carlisle, PA
CITIZENS (CFG) PENNSYLVANIA	-	100	483	-	100	483	583	10	2007
Cranberry, PA
CITIZENS (CFG) PENNSYLVANIA	-	275	610	-	275	610	885	13	2007
Erie, PA
CITIZENS (CFG) PENNSYLVANIA	-	90	383	-	90	383	473	8	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	-	40	612	-	40	612	652	13	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	-	625	676	-	625	676	1,301	14	2007
Harrisburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	690	782	-	690	782	1,472	17	2007
Haertown, PA
CITIZENS (CFG) PENNSYLVANIA	-	50	733	-	50	733	783	16	2007
Hollidaysburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	420	589	-	420	589	1,009	13	2007
Kutztown, PA
CITIZENS (CFG) PENNSYLVANIA	-	650	614	-	650	614	1,264	13	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	-	500	671	-	500	671	1,171	14	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	-	200	538	-	200	538	738	11	2007
Latrobe, PA
CITIZENS (CFG) PENNSYLVANIA	-	175	552	-	175	552	727	12	2007
Lititz, PA
CITIZENS (CFG) PENNSYLVANIA	-	225	644	-	225	644	869	14	2007
Lower Burrell, PA
CITIZENS (CFG) PENNSYLVANIA	-	210	542	-	210	542	752	12	2007
Mountain Top, PA
CITIZENS (CFG) PENNSYLVANIA	-	125	275	-	125	275	400	6	2007
Munhall, PA
CITIZENS (CFG) PENNSYLVANIA	-	500	688	-	500	688	1,188	15	2007
New Stanton, PA
CITIZENS (CFG) PENNSYLVANIA	-	225	966	-	225	966	1,191	21	2007
Oakmont, PA
CITIZENS (CFG) PENNSYLVANIA	-	50	536	-	50	536	586	11	2007
Oil City, PA
CITIZENS (CFG) PENNSYLVANIA	-	225	682	-	225	682	907	15	2007

Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	-	500	1,723	-	500	1,723	2,223	37	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	300	1,446	-	300	1,446	1,746	31	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	275	1,121	-	275	1,121	1,396	24	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	250	936	-	250	936	1,186	20	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	-	75	799	-	75	799	874	17	2007
Saxonburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	225	417	-	225	417	642	9	2007
Shippensburg, PA
CITIZENS (CFG) PENNSYLVANIA	-	200	241	-	200	241	441	5	2007
Slovan, PA
CITIZENS (CFG) PENNSYLVANIA	-	325	535	-	325	535	860	11	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	-	245	650	-	245	650	895	14	2007
Temple, PA
CITIZENS (CFG) PENNSYLVANIA	-	300	647	-	300	647	947	14	2007
Verona, PA
CITIZENS (CFG) PENNSYLVANIA	-	1,250	1,086	-	1,250	1,086	2,336	23	2007
Warrendale, PA
CITIZENS (CFG) PENNSYLVANIA	-	390	659	-	390	659	1,049	14	2007
West Grove, PA
CITIZENS (CFG) PENNSYLVANIA	-	600	647	-	600	647	1,247	14	2007
Wexford, PA
CITIZENS (CFG) PENNSYLVANIA	-	225	968	-	225	968	1,193	21	2007
Wilkes-Barre, PA
CITIZENS (CFG) PENNSYLVANIA	-	700	703	-	700	703	1,403	15	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	-	250	2,182	-	250	2,182	2,432	47	2007
Mount Lebanon, PA
CITIZENS (CFG) RHODE ISLAND	-	438	1,095	-	438	1,095	1,533	23	2007
Coventry, RI
CITIZENS (CFG) RHODE ISLAND	-	643	1,607	-	643	1,607	2,250	34	2007
Cranston, RI
CITIZENS (CFG) RHODE ISLAND	-	538	1,346	-	538	1,346	1,884	29	2007

Johnston, RI
CITIZENS (CFG) RHODE ISLAND	-	821	1,980	-	821	1,980	2,801	42	2007
North Providence,RI
CITIZENS (CFG) RHODE ISLAND	-	600	1,168	-	600	1,168	1,768	25	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	-	666	1,457	-	666	1,457	2,123	31	2007
Wakefield, RI
CITIZENS (CFG) RHODE ISLAND	-	1,278	3,817	-	1,278	3,817	5,096	81	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	-	2,254	15,856	-	2,254	15,856	18,110	338	2007
Warwick, RI
CITIZENS (CFG) RHODE ISLAND	-	375	639	-	375	639	1,013	14	2007
East Greenwich, RI
CITIZENS (CFG) RHODE ISLAND	-	472	783	-	472	783	1,255	17	2007
North Providence, RI
CITIZENS (CFG) RHODE ISLAND	-	366	705	-	366	705	1,070	15	2007
Rumford, RI
CITIZENS (CFG) RHODE ISLAND	-	353	657	-	353	657	1,010	14	2007
Warren, RI
CITIZENS (CFG) VERMONT	-	1,270	153	-	1,270	153	1,423	3	2007
Middlebury, VT
CITIZENS (CFG) MASSACHUSETTS	-	400	1,002	-	400	1,002	1,402	21	2007
Ludlow, MA
CITIZENS (CFG) MASSACHUSETTS	-	1,263	1,802	-	1,263	1,802	3,065	38	2007
Malden, MA
CITIZENS (CFG) MASSACHUSETTS	-	607	809	-	607	809	1,416	17	2007
Malden, MA
CITIZENS (CFG) MASSACHUSETTS	-	952	1,258	-	952	1,258	2,210	27	2007
Medford, MA
CITIZENS (CFG) MASSACHUSETTS	-	1,431	2,287	-	1,431	2,287	3,717	49	2007
Milton, MA
CITIZENS (CFG) MASSACHUSETTS	-	998	1,424	-	998	1,424	2,421	30	2007
Randolph, MA
CITIZENS (CFG) MASSACHUSETTS	-	743	1,177	-	743	1,177	1,920	25	2007
South Dennis, MA
CITIZENS (CFG) MASSACHUSETTS	-	310	856	-	310	856	1,166	18	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	-	1,050	1,085	-	1,050	1,085	2,135	23	2007

Woburn, MA
CITIZENS (CFG) MASSACHUSETTS	-	300	424	-	300	424	724	9	2007
Dorchester, MA
CITIZENS (CFG) MASSACHUSETTS	-	440	553	-	440	553	994	12	2007
Needham, MA
CITIZENS (CFG) MASSACHUSETTS	-	450	530	-	450	530	980	11	2007
New Bedford, MA
CITIZENS (CFG) MASSACHUSETTS	-	595	601	-	595	601	1,195	13	2007
Somerville, MA
CITIZENS (CFG) MASSACHUSETTS	-	300	243	-	300	243	543	5	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	-	621	712	-	621	712	1,333	15	2007
Tewksbury, MA
CITIZENS (CFG) MASSACHUSETTS	-	552	527	-	552	527	1,079	11	2007
Watertown, MA
CITIZENS (CFG) MASSACHUSETTS	-	350	399	-	350	399	749	9	2007
Wilbraham, MA
CITIZENS (CFG) MASSACHUSETTS	-	541	824	-	541	824	1,365	18	2007
Winthrop, MA
CITIZENS (CFG) MASSACHUSETTS	-	379	824	-	379	824	1,203	18	2007
Dedham, MA
CITIZENS (CFG) MASSACHUSETTS	-	542	1,032	-	542	1,032	1,574	22	2007
Hanover, MA
CROSS TIMBERS COURT	8,193	3,300	9,939	-	3,300	9,939	13,239	261	2007
Flower Mound, TX
CROSSROADS AT CHESAPEAKE SQUARE	11,210	3,970	13,732	-	3,970	13,732	17,702	378	2007
Chesapeake, VA
CUSTER CREEK VILLAGE	10,149	4,750	12,245	-	4,750	12,245	16,995	321	2007
Richardson, TX
CYFAIR TOWN CENTER	-	1,800	13,093	-	1,800	13,093	14,893	648	2006
Cypress, TX
CYPRESS TOWN CENTER	-	1,850	11,630	-	1,850	11,630	13,480	847	2005
Houston, TX
DONELSON PLAZA	2,315	1,000	3,147	-	1,000	3,147	4,147	87	2007
Nashville, TN
EAST GATE	6,800	2,000	10,305	-	2,000	10,305	12,305	282	2007
Aiken, SC

ELDRIDGE LAKES TOWN CENTER	-	1,400	14,048	-	1,400	14,048	15,448	697	2006
Houston, TX
ELDRIDGE TOWN CENTER	-	3,200	16,663	-	3,200	16,663	19,863	1,324	2005
Houston, TX
FABYAN RANDALL PLAZA	13,405	2,400	22,198	(129)	2,400	22,069	24,469	1,159	2006
Batavia, IL
FLOWER MOUND CROSSING	8,342	4,500	9,049	-	4,500	9,049	13,549	248	2007
Flower Mound, TX
FOREST PLAZA	2,248	3,400	14,550	-	3,400	14,550	17,950	133	2007
Fond du Lac, WI
FRIENDSWOOD SHOPPING CENTER	-	1,550	10,887	1,013	1,550	11,900	13,450	859	2005
Friendswood, TX
FURY'S FERRY	6,381	1,600	9,783	-	1,600	9,783	11,383	268	2007
Augusta, GA
GLENDALE HEIGHTS I, II, III	4,705	2,220	6,399	60	2,220	6,460	8,680	276	2006
Glendale Heights, IL
GRAVOIS DILLON PLAZA	12,630	7,300	15,392	-	7,300	15,392	22,692	359	2007
High Ridge, MO
HERITAGE HEIGHTS	10,719	4,600	13,502	-	4,600	13,502	18,102	354	2007
Grapevine, TX
HIGHLAND PLAZA	-	2,450	15,642	-	2,450	15,642	18,092	1,140	2005
Katy, TX
HUNTER'S GLEN CROSSING	9,790	4,800	11,719	-	4,800	11,719	16,519	307	2007
Plano, TX
HUNTING BAYOU	-	2,400	16,265	711	2,400	16,976	19,376	1,095	2006
Jacinto City, TX
JOE'S CRAB SHACK-HUNTING BAYOU	-	540	-	-	540	-	540	-	2005
Jacinto City, TX
JOSEY OAKS CROSSING	9,346	2,620	13,989	-	2,620	13,989	16,609	366	2007
Carrollton, TX
LAKEPORT COMMONS	-	7,800	39,984	-	7,800	39,984	47,784	346	2007
Sioux City, IA
LAKEWOOD SHOPPING CENTER	11,715	4,115	20,646	(41)	4,115	20,605	24,720	1,449	2006
Margate, FL
LAKEWOOD SHOPPING CTR PHASE II	-	6,340	6,996	-	6,340	6,996	13,336	148	2007
Margate, FL
LEGACY CROSSING	10,890	4,280	13,896	-	4,280	13,896	18,176	331	2007
Marion, OH

LEXINGTON ROAD	5,454	1,980	7,105	-	1,980	7,105	9,085	304	2006
Athens, GA
LINCOLN MALL	33,835	11,000	50,395	395	11,000	50,790	61,790	2,793	2006
Lincoln, RI
LINCOLN VILLAGE	22,035	13,600	25,053	95	13,600	25,148	38,748	1,103	2006
Chicago, IL
LORD SALISBURY CENTER	12,600	11,000	9,567	-	11,000	9,567	20,567	175	2007
Salisbury, MD
MARKET AT MORSE / HAMILTON	7,893	4,490	8,734	-	4,490	8,734	13,224	307	2007
Columbus, OH
MARKET AT WESTLAKE	4,803	1,200	6,274	-	1,200	6,274	7,474	165	2007
Westlake Hills, TX
MCKINNEY TC OUTLOTS	-	6,260	12	-	6,260	12	6,272	0	2007
McKinney, TX
MIDDLEBURG CROSSING	-	2,760	7,145	-	2,760	7,145	9,905	126	2007
Middleburg, FL
MONADNOCK MARKETPLACE	26,785	7,000	39,008	-	7,000	39,008	46,008	2,730	2006
Keene, NH
NEW FOREST CROSSING II	3,438	1,490	3,922	10	1,490	3,932	5,422	144	2006
Houston, TX
NEWTOWN ROAD	968	905	877	-	905	877	1,782	35	2006
Virginia Beach, VA
NORTHWEST MARKETPLACE	19,965	2,910	30,340	-	2,910	30,340	33,250	619	2007
Houston, TX
NTB ELDRIDGE	-	960	-	-	960	-	960	-	2005
Houston, TX
PARADISE SHOPS OF LARGO	7,325	4,640	7,483	(27)	4,640	7,456	12,096	594	2005
Largo, FL
PARK WEST PLAZA	7,532	4,250	8,186	-	4,250	8,186	12,436	224	2007
Grapevine, TX
PARKWAY CENTRE NORTH	-	4,680	16,046	-	4,680	16,046	20,726	535	2007
Grove City, OH
PARKWAY CENTRE NORTH OUTLOT B	-	900	2,590	-	900	2,590	3,490	73	2007
Grove City, OH
PAVILIONS AT HARTMAN HERITAGE	23,450	9,700	28,849	-	9,700	28,849	38,549	661	2007
Independence, MO
PENN PARK	29,691	6,260	29,424	-	6,260	29,424	35,684	271	2007
Oklahoma City, OK

PINEHURST SHOPPING CENTER	-	625	2,157	76	625	2,233	2,858	179	2005
Humble, TX
PIONEER PLAZA	2,250	325	3,099	-	325	3,099	3,424	85	2007
Mesquite, TX
PLAZA AT EAGLE'S LANDING	5,310	1,580	7,002	1	1,580	7,003	8,583	286	2006
Stockbridge, GA
RIVERSTONE SHOPPING CENTER	-	12,000	26,395	-	12,000	26,395	38,395	484	2007
Missouri City, TX
RIVERVIEW VILLAGE	10,121	6,000	9,649	-	6,000	9,649	15,649	253	2007
Arlington, TX
SARATOGA TOWN CENTER	-	1,500	12,971	-	1,500	12,971	14,471	965	2005
Corpus Christi, TX
SCOFIELD CROSSING	8,435	8,100	4,992	-	8,100	4,992	13,092	137	2007
Austin, TX
SHAKOPEE SHOPPING CENTER	8,800	6,900	8,583	-	6,900	8,583	15,483	550	2006
Shakopee, MN
SHALLOTTE COMMONS	6,078	1,650	9,028	-	1,650	9,028	10,678	184	2007
Shallotte, NC
SHERMAN PLAZA	30,275	9,655	30,982	5,070	9,655	36,052	45,707	1,132	2006
Evanston, IL
SHERMAN TOWN CENTER	37,160	4,850	49,273	-	4,850	49,273	54,123	2,301	2006
Sherman, TX
SHILOH SQUARE	3,238	1,025	3,946	-	1,025	3,946	4,971	103	2007
Garland, TX
SPRING TOWN CENTER	-	3,150	12,433	-	3,150	12,433	15,583	645	2006
Spring, TX
SPRING TOWN CENTER III	-	1,320	3,070	-	1,320	3,070	4,390	56	2007
Spring, TX
STABLES TOWN CENTER I and II	-	4,650	19,006	311	4,650	19,318	23,968	1,321	2005
Spring, TX
STATE STREET MARKET	10,450	3,950	14,184	279	3,950	14,464	18,414	566	2006
Rockford, IL
STOP & SHOP - SICKLERVILLE	8,535	2,200	11,559	-	2,200	11,559	13,759	640	2006
Sicklerville, NJ
STOP N SHOP - BRISTOL	8,368	1,700	11,830	-	1,700	11,830	13,530	656	2006
Bristol, RI
STOP N SHOP - CUMBERLAND	11,531	2,400	16,196	-	2,400	16,196	18,596	897	2006
Cumberland, RI

STOP N SHOP - FRAMINGHAM	9,269	6,500	8,517	-	6,500	8,517	15,017	472	2006
Framingham, MA
STOP N SHOP - HYDE PARK	8,100	2,000	12,274	-	2,000	12,274	14,274	829	2006
Hyde Park, NY
STOP N SHOP - MALDEN	12,753	6,700	13,828	-	6,700	13,828	20,528	766	2006
Malden, MA
STOP N SHOP - SOUTHINGTON	11,145	4,000	13,938	-	4,000	13,938	17,938	772	2006
Southington, CT
STOP N SHOP - SWAMPSCOTT	11,066	4,200	13,613	-	4,200	13,613	17,813	754	2006
Swampscott, MA
STREETS OF CRANBERRY	24,425	4,300	20,215	-	4,300	20,215	24,515	124	2007
Cranberry Township, PA
SUNCREEK VILLAGE	2,683	900	3,155	-	900	3,155	4,055	87	2007
Plano, TX
SUNTRUST BANK I AL	1,511	675	1,018	-	675	1,018	1,693	3	2007
Muscle Shoals, AL
SUNTRUST BANK I AL	667	633	449	-	633	449	1,082	1	2007
Killen, AL
SUNTRUST BANK I DC	2,001	500	2,082	-	500	2,082	2,582	6	2007
Brightwood, DC
SUNTRUST BANK I FL	1,294	1,200	603	-	1,200	603	1,803	2	2007
Panama City, FL
SUNTRUST BANK I FL	1,686	1,400	786	-	1,400	786	2,186	2	2007
Orlando, FL
SUNTRUST BANK I FL	1,329	1,276	620	-	1,276	620	1,896	2	2007
Apopka, FL
SUNTRUST BANK I FL	1,252	1,285	584	-	1,285	584	1,869	2	2007
Bayonet Point, FL
SUNTRUST BANK I FL	1,886	800	879	-	800	879	1,679	3	2007
West Palm Beach, FL
SUNTRUST BANK I FL	1,289	1,218	601	-	1,218	601	1,819	2	2007
Daytona Beach, FL
SUNTRUST BANK I FL	1,145	900	534	-	900	534	1,434	2	2007
Sarasota, FL
SUNTRUST BANK I FL	911	759	425	-	759	425	1,184	1	2007
Dade City, FL
SUNTRUST BANK I FL	769	725	359	-	725	359	1,084	1	2007
Pensacola, FL

SUNTRUST BANK I FL	864	300	403	-	300	403	703	1	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	879	1,100	410	-	1,100	410	1,510	1	2007
Clearwater, FL
SUNTRUST BANK I FL	1,460	600	681	-	600	681	1,281	2	2007
Daytona Beach, FL
SUNTRUST BANK I FL	1,242	950	579	-	950	579	1,529	2	2007
Deltona, FL
SUNTRUST BANK I FL	1,821	1,900	849	-	1,900	849	2,749	3	2007
Boca Raton, FL
SUNTRUST BANK I FL	1,719	900	802	-	900	802	1,702	2	2007
Clearwater, FL
SUNTRUST BANK I FL	1,638	1,500	764	-	1,500	764	2,264	2	2007
Ocala, FL
SUNTRUST BANK I FL	1,145	1,100	534	-	1,100	534	1,634	2	2007
Palm Coast, FL
SUNTRUST BANK I FL	746	650	348	-	650	348	998	1	2007
Tampa, FL
SUNTRUST BANK I FL	1,526	1,400	712	-	1,400	712	2,112	2	2007
Fort Meade, FL
SUNTRUST BANK I FL	689	575	321	-	575	321	896	1	2007
Fruitland Park, FL
SUNTRUST BANK I FL	1,092	953	509	-	953	509	1,462	2	2007
Ocala, FL
SUNTRUST BANK I FL	1,653	950	771	-	950	771	1,721	2	2007
Ormond Beach, FL
SUNTRUST BANK I FL	729	730	340	-	730	340	1,070	1	2007
Gainesville, FL
SUNTRUST BANK I FL	785	625	366	-	625	366	991	1	2007
Lakeland, FL
SUNTRUST BANK I FL	1,374	950	641	-	950	641	1,591	2	2007
Hobe Sound, FL
SUNTRUST BANK I FL	673	600	314	-	600	314	914	1	2007
Mulberry, FL
SUNTRUST BANK I FL	1,187	1,060	553	-	1,060	553	1,613	2	2007
Indian Harbour Beach, FL
SUNTRUST BANK I FL	1,533	500	715	-	500	715	1,215	2	2007
Inverness, FL

SUNTRUST BANK I FL	3,049	2,100	1,422	-	2,100	1,422	3,522	4	2007
Lake Mary, FL
SUNTRUST BANK I FL	1,408	910	656	-	910	656	1,566	2	2007
Melbourne, FL
SUNTRUST BANK I FL	1,420	1,540	662	-	1,540	662	2,202	2	2007
St. Petersburg, FL
SUNTRUST BANK I FL	1,015	1,100	474	-	1,100	474	1,574	1	2007
Lutz, FL
SUNTRUST BANK I FL	1,803	275	841	-	275	841	1,116	3	2007
Marianna, FL
SUNTRUST BANK I FL	1,151	1,100	537	-	1,100	537	1,637	2	2007
Gainesville, FL
SUNTRUST BANK I FL	947	850	441	-	850	441	1,291	1	2007
Vero Beach, FL
SUNTRUST BANK I FL	1,655	500	772	-	500	772	1,272	2	2007
Mount Dora, FL
SUNTRUST BANK I FL	1,822	1,800	850	-	1,800	850	2,650	3	2007
Sarasota, FL
SUNTRUST BANK I FL	2,449	1,100	1,142	-	1,100	1,142	2,242	3	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	1,511	1,700	705	-	1,700	705	2,405	2	2007
Lakeland, FL
SUNTRUST BANK I FL	1,256	1,300	585	-	1,300	585	1,885	2	2007
North Palm Beach, FL
SUNTRUST BANK I FL	1,479	1,050	689	-	1,050	689	1,739	2	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	2,000	1,700	933	-	1,700	933	2,633	3	2007
Clearwater, FL
SUNTRUST BANK I FL	1,329	1,200	620	-	1,200	620	1,820	2	2007
Okeechobee, FL
SUNTRUST BANK I FL	1,417	580	661	-	580	661	1,241	2	2007
Ormond Beach, FL
SUNTRUST BANK I FL	1,542	1,100	719	-	1,100	719	1,819	2	2007
Osprey, FL
SUNTRUST BANK I FL	649	601	303	-	601	303	903	1	2007
Panama City Beach, FL
SUNTRUST BANK I FL	985	975	459	-	975	459	1,434	1	2007
New Port Richey, FL

SUNTRUST BANK I FL	1,519	1,750	708	-	1,750	708	2,458	2	2007
Pembroke Pines, FL
SUNTRUST BANK I FL	2,448	2,200	1,142	-	2,200	1,142	3,342	3	2007
Orlando, FL
SUNTRUST BANK I FL	1,922	1,800	896	-	1,800	896	2,696	3	2007
Pompano Beach, FL
SUNTRUST BANK I FL	923	861	431	-	861	431	1,292	1	2007
Jacksonville, FL
SUNTRUST BANK I FL	719	600	335	-	600	335	935	1	2007
Brooksville, FL
SUNTRUST BANK I FL	2,990	2,803	1,394	-	2,803	1,394	4,197	4	2007
Miami, FL
SUNTRUST BANK I FL	1,237	490	577	-	490	577	1,067	2	2007
Rockledge, FL
SUNTRUST BANK I FL	871	812	406	-	812	406	1,218	1	2007
Tampa, FL
SUNTRUST BANK I FL	2,447	1,565	1,141	-	1,565	1,141	2,706	3	2007
Seminole, FL
SUNTRUST BANK I FL	1,542	1,023	719	-	1,023	719	1,743	2	2007
Orlando, FL
SUNTRUST BANK I FL	1,006	1,050	469	-	1,050	469	1,519	1	2007
Jacksonville, FL
SUNTRUST BANK I FL	1,230	1,476	574	-	1,476	574	2,049	2	2007
Ocala, FL
SUNTRUST BANK I FL	1,530	1,430	714	-	1,430	714	2,144	2	2007
Orlando,FL
SUNTRUST BANK I FL	333	298	155	-	298	155	453	0	2007
Brooksville, FL
SUNTRUST BANK I FL	1,632	600	761	-	600	761	1,361	2	2007
Spring Hill, FL
SUNTRUST BANK I FL	1,625	1,000	758	-	1,000	758	1,758	2	2007
St. Augustine, FL
SUNTRUST BANK I FL	1,183	900	552	-	900	552	1,452	2	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	2,100	900	979	-	900	979	1,879	3	2007
Vero Beach, FL
SUNTRUST BANK I FL	1,236	1,150	576	-	1,150	576	1,726	2	2007
Gulf Breeze, FL

SUNTRUST BANK I FL	1,957	2,400	913	-	2,400	913	3,313	3	2007
Casselberry, FL
SUNTRUST BANK I FL	2,304	2,700	1,075	-	2,700	1,075	3,775	3	2007
Winter Park, FL
SUNTRUST BANK I FL	1,479	1,500	690	-	1,500	690	2,190	2	2007
Fort Pierce, FL
SUNTRUST BANK I FL	977	600	456	-	600	456	1,056	1	2007
Plant City, FL
SUNTRUST BANK I FL	1,125	1,000	525	-	1,000	525	1,525	2	2007
St. Petersburg, FL
SUNTRUST BANK I FL	1,843	650	859	-	650	859	1,509	3	2007
Ormond Beach, FL
SUNTRUST BANK I FL	1,686	1,840	786	-	1,840	786	2,626	2	2007
West St. Cloud, FL
SUNTRUST BANK I FL	1,398	1,450	652	-	1,450	652	2,102	2	2007
Tamarac, FL
SUNTRUST BANK I GA	1,054	1,050	584	-	1,050	584	1,634	2	2007
Brunswick, GA
SUNTRUST BANK I GA	1,723	2,100	955	-	2,100	955	3,055	3	2007
Kennesaw, GA
SUNTRUST BANK I GA	1,538	675	852	-	675	852	1,527	3	2007
Columbus, GA
SUNTRUST BANK I GA	1,293	925	716	-	925	716	1,641	2	2007
Austell, GA
SUNTRUST BANK I GA	6,011	7,184	3,329	-	7,184	3,329	10,513	10	2007
Atlanta, GA
SUNTRUST BANK I GA	1,365	1,375	756	-	1,375	756	2,131	2	2007
Chambleee, GA
SUNTRUST BANK I GA	1,421	525	787	-	525	787	1,312	2	2007
Conyers, GA
SUNTRUST BANK I GA	2,187	1,750	1,211	-	1,750	1,211	2,961	4	2007
Atlanta, GA
SUNTRUST BANK I GA	872	300	483	-	300	483	783	1	2007
Savannah, GA
SUNTRUST BANK I GA	2,148	1,325	1,190	-	1,325	1,190	2,515	4	2007
Dunwoody, GA
SUNTRUST BANK I GA	1,113	800	617	-	800	617	1,417	2	2007
Douglasville, GA

SUNTRUST BANK I GA	456	325	253	-	325	253	578	1	2007
Albany, GA
SUNTRUST BANK I GA	841	865	466	-	865	466	1,330	1	2007
Athens, GA
SUNTRUST BANK I GA	736	250	408	-	250	408	658	1	2007
Macon, GA
SUNTRUST BANK I GA	1,178	500	652	-	500	652	1,152	2	2007
Atlanta, GA
SUNTRUST BANK I GA	2,113	1,275	1,171	-	1,275	1,171	2,446	4	2007
Duluth, GA
SUNTRUST BANK I GA	1,020	360	565	-	360	565	925	2	2007
Thomson, GA
SUNTRUST BANK I GA	1,109	90	614	-	90	614	704	2	2007
Madison, GA
SUNTRUST BANK I GA	1,217	325	674	-	325	674	999	2	2007
Savannah, GA
SUNTRUST BANK I GA	2,023	2,025	1,120	-	2,025	1,120	3,145	3	2007
Marietta, GA
SUNTRUST BANK I GA	1,790	1,200	992	-	1,200	992	2,192	3	2007
Marietta, GA
SUNTRUST BANK I GA	2,060	1,000	1,141	-	1,000	1,141	2,141	3	2007
Cartersville, GA
SUNTRUST BANK I GA	4,078	4,539	2,259	-	4,539	2,259	6,797	7	2007
Atlanta, GA
SUNTRUST BANK I GA	840	300	465	-	300	465	765	1	2007
Lithonia, GA
SUNTRUST BANK I GA	1,866	1,500	1,034	-	1,500	1,034	2,534	3	2007
Peachtree City, GA
SUNTRUST BANK I GA	1,242	575	688	-	575	688	1,263	2	2007
Stone Mountain, GA
SUNTRUST BANK I GA	2,855	1,600	1,581	-	1,600	1,581	3,181	5	2007
Atlanta, Ga
SUNTRUST BANK I GA	1,187	175	658	-	175	658	833	2	2007
Waycross, GA
SUNTRUST BANK I GA	626	475	347	-	475	347	822	1	2007
Union City, GA
SUNTRUST BANK I GA	833	650	462	-	650	462	1,112	1	2007
Savannah, GA

SUNTRUST BANK I GA	1,586	525	878	-	525	878	1,403	3	2007
Morrow, GA
SUNTRUST BANK I GA	715	575	396	-	575	396	971	1	2007
Norcross, GA
SUNTRUST BANK I GA	1,089	869	603	-	869	603	1,472	2	2007
Stockbridge, GA
SUNTRUST BANK I GA	811	250	449	-	250	449	699	1	2007
Stone Mountain, GA
SUNTRUST BANK I GA	701	575	388	-	575	388	963	1	2007
Sylvester, GA
SUNTRUST BANK I GA	1,922	1,100	1,065	-	1,100	1,065	2,165	3	2007
Evans, GA
SUNTRUST BANK I GA	530	200	294	-	200	294	494	1	2007
Thomson, GA
SUNTRUST BANK I MD	2,152	1,000	1,925	-	1,000	1,925	2,925	6	2007
Annapolis, MD
SUNTRUST BANK I MD	1,312	800	1,174	-	800	1,174	1,974	4	2007
Landover, MD
SUNTRUST BANK I MD	1,581	600	1,414	-	600	1,414	2,014	4	2007
Avondale, MD
SUNTRUST BANK I MD	1,634	800	1,462	-	800	1,462	2,262	4	2007
Cambridge, MD
SUNTRUST BANK I MD	1,761	800	1,575	-	800	1,575	2,375	5	2007
Cockeysville, MD
SUNTRUST BANK I MD	2,492	700	2,229	-	700	2,229	2,929	7	2007
Glen Burnie, MD
SUNTRUST BANK I MD	2,765	100	2,473	-	100	2,473	2,573	8	2007
Annapolis, MD
SUNTRUST BANK I MD	1,942	1,100	1,737	-	1,100	1,737	2,837	5	2007
Prince Frederick, MD
SUNTRUST BANK I NC	978	600	844	-	600	844	1,444	3	2007
Greensboro, NC
SUNTRUST BANK I NC	833	550	719	-	550	719	1,269	2	2007
Greensboro, NC
SUNTRUST BANK I NC	1,039	190	896	-	190	896	1,086	3	2007
Apex, NC
SUNTRUST BANK I NC	553	450	477	-	450	477	927	1	2007
Arden, NC

SUNTRUST BANK I NC	800	400	690	-	400	690	1,090	2	2007
Asheboro, NC
SUNTRUST BANK I NC	700	75	604	-	75	604	679	2	2007
Bessemer City, NC
SUNTRUST BANK I NC	515	500	444	-	500	444	944	1	2007
Durham, NC
SUNTRUST BANK I NC	813	550	701	-	550	701	1,251	2	2007
Charlotte, NC
SUNTRUST BANK I NC	1,033	200	891	-	200	891	1,091	3	2007
Charlotte, NC
SUNTRUST BANK I NC	1,060	425	915	-	425	915	1,340	3	2007
Greensboro, NC
SUNTRUST BANK I NC	593	320	512	-	320	512	832	2	2007
Creedmoor, NC
SUNTRUST BANK I NC	923	280	796	-	280	796	1,076	2	2007
Durham, NC
SUNTRUST BANK I NC	952	400	821	-	400	821	1,221	3	2007
Dunn, NC
SUNTRUST BANK I NC	451	550	389	-	550	389	939	1	2007
Harrisburg, NC
SUNTRUST BANK I NC	1,077	450	929	-	450	929	1,379	3	2007
Hendersonville, NC
SUNTRUST BANK I NC	821	230	708	-	230	708	938	2	2007
Cary, NC
SUNTRUST BANK I NC	1,199	300	1,034	-	300	1,034	1,334	3	2007
Mebane, NC
SUNTRUST BANK I NC	2,760	175	2,380	-	175	2,380	2,555	7	2007
Lenoir, NC
SUNTRUST BANK I NC	867	130	747	-	130	747	877	2	2007
Roxboro, NC
SUNTRUST BANK I NC	715	300	617	-	300	617	917	2	2007
Winston-Salem, NC
SUNTRUST BANK I NC	1,350	280	1,164	-	280	1,164	1,444	4	2007
Oxford, NC
SUNTRUST BANK I NC	472	25	408	-	25	408	433	1	2007
Pittsboro, NC
SUNTRUST BANK I NC	1,230	500	1,061	-	500	1,061	1,561	3	2007
Charlotte, NC

SUNTRUST BANK I NC	650	500	561	-	500	561	1,061	2	2007
Greensboro, NC
SUNTRUST BANK I NC	475	350	410	-	350	410	760	1	2007
Stanley, NC
SUNTRUST BANK I NC	442	275	382	-	275	382	657	1	2007
Salisbury, NC
SUNTRUST BANK I NC	553	250	477	-	250	477	727	1	2007
Stokesdale, NC
SUNTRUST BANK I NC	517	600	446	-	600	446	1,046	1	2007
Sylva, NC
SUNTRUST BANK I NC	275	150	237	-	150	237	387	1	2007
Lexington, NC
SUNTRUST BANK I NC	781	140	674	-	140	674	814	2	2007
Walnut Cove, NC
SUNTRUST BANK I NC	733	200	632	-	200	632	832	2	2007
Waynesville, NC
SUNTRUST BANK I NC	878	550	757	-	550	757	1,307	2	2007
Concord, NC
SUNTRUST BANK I NC	1,091	250	941	-	250	941	1,191	3	2007
Yadkinville, NC
SUNTRUST BANK I NC	412	275	356	-	275	356	631	1	2007
Rural Hall, NC
SUNTRUST BANK I NC	555	450	479	-	450	479	929	1	2007
Summerfield, NC
SUNTRUST BANK I SC	1,302	260	1,255	-	260	1,255	1,515	4	2007
Greenville, SC
SUNTRUST BANK I SC	938	36	904	-	36	904	940	3	2007
Fountain Inn, SC
SUNTRUST BANK I SC	787	80	758	-	80	758	838	2	2007
Liberty, SC
SUNTRUST BANK I SC	911	350	878	-	350	878	1,228	3	2007
Mauldin, SC
SUNTRUST BANK I SC	847	160	816	-	160	816	976	2	2007
Greenville, SC
SUNTRUST BANK I SC	641	360	618	-	360	618	978	2	2007
Greenville, SC
SUNTRUST BANK I SC	1,237	800	1,192	-	800	1,192	1,992	4	2007
Greenville, SC

SUNTRUST BANK I TN	533	240	319	-	240	319	559	1	2007
Kingsport, TN
SUNTRUST BANK I TN	391	370	234	-	370	234	604	1	2007
Morristown, TN
SUNTRUST BANK I TN	1,732	1,110	1,036	-	1,110	1,036	2,146	3	2007
Brentwood, TN
SUNTRUST BANK I TN	1,558	1,100	932	-	1,100	932	2,032	3	2007
Brentwood, TN
SUNTRUST BANK I TN	1,719	1,450	1,028	-	1,450	1,028	2,478	3	2007
Nashville, TN
SUNTRUST BANK I TN	585	675	350	-	675	350	1,025	1	2007
Nashville, TN
SUNTRUST BANK I TN	669	250	400	-	250	400	650	1	2007
East Ridge, TN
SUNTRUST BANK I TN	1,458	735	872	-	735	872	1,607	3	2007
Nashville, TN
SUNTRUST BANK I TN	683	370	409	-	370	409	779	1	2007
Chattanooga, TN
SUNTRUST BANK I TN	1,416	675	848	-	675	848	1,523	3	2007
Lebanon, TN
SUNTRUST BANK I TN	1,053	425	630	-	425	630	1,055	2	2007
Chattanooga, TN
SUNTRUST BANK I TN	821	185	491	-	185	491	676	2	2007
Chattanooga, TN
SUNTRUST BANK I TN	641	410	383	-	410	383	793	1	2007
Loudon, TN
SUNTRUST BANK I TN	1,122	1,400	671	-	1,400	671	2,071	2	2007
Nashville, TN
SUNTRUST BANK I TN	658	150	394	-	150	394	544	1	2007
Soddy Daisy, TN
SUNTRUST BANK I TN	1,212	660	725	-	660	725	1,385	2	2007
Oak Ridge, TN
SUNTRUST BANK I TN	1,077	335	645	-	335	645	980	2	2007
Savannah, TN
SUNTRUST BANK I TN	627	550	375	-	550	375	925	1	2007
Signal Mountain, TN
SUNTRUST BANK I TN	991	870	593	-	870	593	1,463	2	2007
Smyrna, TN

SUNTRUST BANK I TN	887	1,000	530	-	1,000	530	1,530	2	2007
Murfreesboro, TN
SUNTRUST BANK I TN	444	391	265	-	391	265	657	1	2007
Murfreesboro, TN
SUNTRUST BANK I TN	281	180	168	-	180	168	348	1	2007
Johnson City, TN
SUNTRUST BANK I TN	464	453	278	-	453	278	731	1	2007
Chattanooga, TN
SUNTRUST BANK I TN	759	620	454	-	620	454	1,074	1	2007
Nashville, TN
SUNTRUST BANK I VA	362	30	260	-	30	260	290	1	2007
Accomack, VA
SUNTRUST BANK I VA	424	300	306	-	300	306	606	1	2007
Richmond, VA
SUNTRUST BANK I VA	2,287	1,000	1,647	-	1,000	1,647	2,647	5	2007
Fairfax, VA
SUNTRUST BANK I VA	1,406	1,000	1,012	-	1,000	1,012	2,012	3	2007
Fredericksburg, VA
SUNTRUST BANK I VA	406	500	292	-	500	292	792	1	2007
Richmond, VA
SUNTRUST BANK I VA	533	140	384	-	140	384	524	1	2007
Collinsville, VA
SUNTRUST BANK I VA	480	150	346	-	150	346	496	1	2007
Doswell, VA
SUNTRUST BANK I VA	1,372	380	988	-	380	988	1,368	3	2007
Lynchburg, VA
SUNTRUST BANK I VA	2,058	2,200	1,482	-	2,200	1,482	3,682	5	2007
Stafford, VA
SUNTRUST BANK I VA	1,586	760	1,142	-	760	1,142	1,902	3	2007
Gloucester, VA
SUNTRUST BANK I VA	1,008	450	726	-	450	726	1,176	2	2007
Chesapeake, VA
SUNTRUST BANK I VA	317	310	228	-	310	228	538	1	2007
Lexington, VA
SUNTRUST BANK I VA	257	90	185	-	90	185	275	1	2007
Radford, VA
SUNTRUST BANK I VA	760	530	547	-	530	547	1,077	2	2007
Williamsburg, VA

SUNTRUST BANK I VA	665	860	479	-	860	479	1,339	1	2007
Salem, VA
SUNTRUST BANK I VA	1,885	1,170	1,357	-	1,170	1,357	2,527	4	2007
Roanoke, VA
SUNTRUST BANK I VA	880	150	634	-	150	634	784	2	2007
New Market, VA
SUNTRUST BANK I VA	1,387	200	999	-	200	999	1,199	3	2007
Onancock, VA
SUNTRUST BANK I VA	244	120	176	-	120	176	296	1	2007
Painter, VA
SUNTRUST BANK I VA	1,286	260	926	-	260	926	1,186	3	2007
Stuart, VA
SUNTRUST BANK I VA	692	450	498	-	450	498	948	2	2007
Roanoke, VA
SUNTRUST BANK I VA	337	399	243	-	399	243	642	1	2007
Vinton, VA
SUNTRUST II FLORIDA	1,537	1,533	893	-	1,533	893	2,427	-	2007
Miami, FL
SUNTRUST II FLORIDA	1,396	1,392	811	-	1,392	811	2,204	-	2007
Destin, FL
SUNTRUST II FLORIDA	1,466	1,463	852	-	1,463	852	2,315	-	2007
Dunedin, FL
SUNTRUST II FLORIDA	1,085	1,082	630	-	1,082	630	1,713	-	2007
Palm Harbor FL
SUNTRUST II FLORIDA	1,679	1,675	976	-	1,675	976	2,651	-	2007
Tallahassee, FL
SUNTRUST II FLORIDA	1,224	1,221	711	-	1,221	711	1,933	-	2007
Orlando, FL
SUNTRUST II FLORIDA	1,432	1,429	832	-	1,429	832	2,262	-	2007
Orlando, FL
SUNTRUST II FLORIDA	1,130	1,127	656	-	1,127	656	1,784	-	2007
Melbourne, FL
SUNTRUST II FLORIDA	1,322	1,319	768	-	1,319	768	2,087	-	2007
Coral Springs, FL
SUNTRUST II FLORIDA	1,040	1,038	604	-	1,038	604	1,642	-	2007
Lakeland, FL
SUNTRUST II FLORIDA	1,224	1,221	711	-	1,221	711	1,933	-	2007
Palm Coast, FL

SUNTRUST II FLORIDA	1,531	1,527	890	-	1,527	890	2,417	-	2007
Plant City, FL
SUNTRUST II FLORIDA	1,391	1,388	808	-	1,388	808	2,196	-	2007
Orlando, FL
SUNTRUST II FLORIDA	1,028	1,026	598	-	1,026	598	1,623	-	2007
South Daytona, FL
SUNTRUST II FLORIDA	1,199	1,196	697	-	1,196	697	1,893	-	2007
Fort Lauderdale, FL
SUNTRUST II FLORIDA	984	982	572	-	982	572	1,554	-	2007
Pensacola, FL
SUNTRUST II FLORIDA	1,243	1,240	722	-	1,240	722	1,963	-	2007
West Palm Beach, FL
SUNTRUST II FLORIDA	817	815	475	-	815	475	1,290	-	2007
Lake Wells, FL
SUNTRUST II FLORIDA	340	339	198	-	339	198	537	-	2007
Dunnellon, FL
SUNTRUST II FLORIDA	1,182	1,180	687	-	1,180	687	1,867	-	2007
Kissimmee, FL
SUNTRUST II FLORIDA	1,133	1,131	659	-	1,131	659	1,789	-	2007
Port Orange, FL
SUNTRUST II FLORIDA	1,121	1,119	652	-	1,119	652	1,770	-	2007
North Port, FL
SUNTRUST II FLORIDA	1,098	1,095	638	-	1,095	638	1,733	-	2007
Hudson, FL
SUNTRUST II FLORIDA	1,032	1,030	600	-	1,030	600	1,630	-	2007
Port Orange, FL
SUNTRUST II GEORGIA	1,160	1,064	772	-	1,064	772	1,836	-	2007
Atlanta, GA
SUNTRUST II GEORGIA	1,022	938	680	-	938	680	1,618	-	2007
Bowden, GA
SUNTRUST II GEORGIA	500	459	333	-	459	333	791	-	2007
Cedartown, GA
SUNTRUST II GEORGIA	1,276	1,171	849	-	1,171	849	2,020	-	2007
St. Simons Island, GA
SUNTRUST II GEORGIA	1,968	1,806	1,310	-	1,806	1,310	3,116	-	2007
Dunwoody, GA
SUNTRUST II GEORGIA	1,589	1,458	1,057	-	1,458	1,057	2,515	-	2007
Atlanta, GA

SUNTRUST II GEORGIA	1,147	1,052	763	-	1,052	763	1,816	-	2007
Jessup, GA
SUNTRUST II GEORGIA	180	165	120	-	165	120	285	-	2007
Brunswick, GA
SUNTRUST II GEORGIA	1,439	1,320	958	-	1,320	958	2,278	-	2007
Roswell, GA
SUNTRUST II GEORGIA	1,579	1,449	1,051	-	1,449	1,051	2,500	-	2007
Norcross, GA
SUNTRUST II GEORGIA	689	632	459	-	632	459	1,091	-	2007
Augusta, GA
SUNTRUST II MARYLAND	2,924	1,747	2,890	-	1,747	2,890	4,637	-	2007
Annapolis, MD
SUNTRUST II MARYLAND	1,207	721	1,193	-	721	1,193	1,914	-	2007
Frederick, MD
SUNTRUST II MARYLAND	2,123	1,269	2,099	-	1,269	2,099	3,368	-	2007
Waldorf, MD
SUNTRUST II MARYLAND	1,610	962	1,591	-	962	1,591	2,553	-	2007
Ellicott City, MD
SUNTRUST II NORTH CAROLINA	940	453	1,038	-	453	1,038	1,491	-	2007
Belmont, NC
SUNTRUST II NORTH CAROLINA	625	301	690	-	301	690	991	-	2007
Carrboro, NC
SUNTRUST II NORTH CAROLINA	1,246	601	1,375	-	601	1,375	1,976	-	2007
Monroe, NC
SUNTRUST II NORTH CAROLINA	780	376	861	-	376	861	1,237	-	2007
Lexington, NC
SUNTRUST II NORTH CAROLINA	605	292	668	-	292	668	960	-	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	2,395	1,155	2,645	-	1,155	2,645	3,800	-	2007
Mocksville, NC
SUNTRUST II NORTH CAROLINA	1,299	627	1,434	-	627	1,434	2,061	-	2007
Durham, NC
SUNTRUST II NORTH CAROLINA	550	265	607	-	265	607	872	-	2007
Oakboro, NC
SUNTRUST II NORTH CAROLINA	862	416	951	-	416	951	1,367	-	2007
Concord, NC
SUNTRUST II NORTH CAROLINA	800	386	883	-	386	883	1,269	-	2007
Raleigh, NC

SUNTRUST II NORTH CAROLINA	700	338	773	-	338	773	1,110	-	2007
Greensboro, NC
SUNTRUST II NORTH CAROLINA	220	106	243	-	106	243	349	-	2007
Pittsboro, NC
SUNTRUST II NORTH CAROLINA	348	168	385	-	168	385	553	-	2007
Yadkinville, NC
SUNTRUST II NORTH CAROLINA	700	338	773	-	338	773	1,110	-	2007
Matthews, NC
SUNTRUST II NORTH CAROLINA	468	226	517	-	226	517	742	-	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	379	183	419	-	183	419	602	-	2007
Zebulon, NC
SUNTRUST II SOUTH CAROLINA	642	220	798	-	220	798	1,018	-	2007
Belton, SC
SUNTRUST II SOUTH CAROLINA	1,000	343	1,243	-	343	1,243	1,586	-	2007
Anderson, SC
SUNTRUST II SOUTH CAROLINA	910	312	1,132	-	312	1,132	1,444	-	2007
Travelers Rest, SC
SUNTRUST II TENNESSEE	1,764	1,190	1,619	-	1,190	1,619	2,809	-	2007
Nashville, TN
SUNTRUST II TENNESSEE	232	156	213	-	156	213	369	-	2007
Lavergne, TN
SUNTRUST II TENNESSEE	750	506	689	-	506	689	1,195	-	2007
Nashville, TN
SUNTRUST II TENNESSEE	533	360	489	-	360	489	849	-	2007
Nashville, TN
SUNTRUST II TENNESSEE	922	622	847	-	622	847	1,469	-	2007
Chatanooga, TN
SUNTRUST II TENNESSEE	870	587	798	-	587	798	1,385	-	2007
Madison, TN
SUNTRUST II VIRGINIA	1,371	759	1,423	-	759	1,423	2,182	-	2007
Richmond, VA
SUNTRUST II VIRGINIA	425	235	441	-	235	441	676	-	2007
Richmond, VA
SUNTRUST II VIRGINIA	667	369	692	-	369	692	1,061	-	2007
Norfolk, VA
SUNTRUST II VIRGINIA	437	242	454	-	242	454	695	-	2007
Lynchburg, VA

SUNTRUST II VIRGINIA	367	203	382	-	203	382	585	-	2007
Cheriton, VA
SUNTRUST II VIRGINIA	1,107	613	1,149	-	613	1,149	1,762	-	2007
Rocky Mount, VA
SUNTRUST II VIRGINIA	251	139	260	-	139	260	399	-	2007
Petersburg, VA
THE CENTER AT HUGH HOWELL	7,722	2,250	11,091	-	2,250	11,091	13,341	304	2007
Tucker, GA
THE HIGHLANDS	9,745	5,500	9,589	-	5,500	9,589	15,089	251	2007
Flower Mound, TX
THE MARKET AT HILLIARD	11,220	4,450	13,308	811	4,450	14,119	18,569	713	2006
Hilliard, OH
TOMBALL TOWN CENTER	-	1,950	14,233	856	1,950	15,089	17,039	1,010	2005
Tomball, TX
TRIANGLE CENTER	23,600	12,770	24,556	(31)	12,770	24,525	37,295	1,672	2005
Longview, WA
WALGREENS - SPRINGFIELD	-	855	2,530	-	855	2,530	3,385	185	2005
Springfield, MO
WASHINGTON PARK PLAZA	30,600	6,500	33,912	-	6,500	33,912	40,412	494	2007
Homewood, IL
WEST END SQUARE	-	675	2,784	13	675	2,797	3,472	185	2005
Houston, TX
WICKES - LAKE ZURICH	5,767	1,700	7,931	-	1,700	7,931	9,631	121	2007
Lake Zurich, IL
WILLIS TOWN CENTER	-	1,550	1,820	6	1,550	1,826	3,376	124	2005
Willis, TX
WINCHESTER TOWN CENTER	-	495	3,966	-	495	3,966	4,461	289	2005
Houston, TX
WINDERMERE VILLAGE	-	1,220	6,331	615	1,220	6,946	8,166	483	2005
Houston, TX
WOODFOREST SQUARE	-	300	2,136	666	300	2,803	3,103	192	2005
Houston, TX
Office
11500 MARKET STREET	-	140	346	-	140	346	486	27	2005
Jacinto City, TX
6234 RICHMOND AVENUE	-	500	970	901	500	1,871	2,371	105	2005
Houston, TX
AT&T - ST LOUIS	112,695	8,000	170,169	12	8,000	170,181	178,181	5,956	2006

St Louis, MO
AT&T CLEVELAND	29,242	870	40,033	-	870	40,033	40,903	1,067	2007
Cleveland, OH
BRIDGESIDE POINT OFFICE BLDG	17,325	1,525	28,609	-	1,525	28,609	30,134	2,086	2005
Pittsburg, PA
COMMONS DRIVE	3,663	1,600	5,746	1	1,600	5,747	7,347	246	2006
Aurora, IL
DENVER HIGHLANDS	10,500	1,700	11,839	-	1,700	11,839	13,539	398	2007
Highlands Ranch, CO
DULLES EXECUTIVE PLAZA	68,750	15,500	96,083	539	15,500	96,622	112,122	4,792	2006
Herndon, VA
HOUSTON LAKES	8,988	3,000	12,950	16	3,000	12,966	15,966	475	2006
Houston, TX
IDS CENTER	159,187	24,900	202,016	1,173	24,900	203,189	228,089	9,596	2006
Minneapolis, MN
KINROSS LAKES	10,563	825	14,639	-	825	14,639	15,464	512	2007
Richfield, OH
LAKE VIEW TECHNOLOGY CENTER	14,470	884	22,072	-	884	22,072	22,956	1,609	2005
Suffolk, VA
REGIONAL ROAD	8,679	950	10,501	-	950	10,501	11,451	449	2006
Greensboro, NC
SANTEE - CIVIC CENTER	12,023	-	17,838	18	-	17,856	17,856	677	2006
Santee, CA
SBC CENTER	200,472	35,800	287,424	87	35,800	287,511	323,311	21,795	2005
Hoffman Estates, IL
SUNTRUST OFFICE I FL	5,951	5,700	2,417	-	5,700	2,417	8,117	7	2007
Bal Harbour, FL
SUNTRUST OFFICE I FL	895	315	363	-	315	363	678	1	2007
Bushnell, FL
SUNTRUST OFFICE I FL	1,631	1,260	662	-	1,260	662	1,922	2	2007
Melbourne, FL
SUNTRUST OFFICE I GA	748	275	675	-	275	675	950	2	2007
Douglas, GA
SUNTRUST OFFICE I MD	4,147	650	4,617	-	650	4,617	5,267	14	2007
Bethesda, MD
SUNTRUST OFFICE I NC	1,486	400	1,471	-	400	1,471	1,871	4	2007
Winston-Salem, NC
SUNTRUST OFFICE I NC	1,718	500	1,700	-	500	1,700	2,200	5	2007

Raleigh, NC
SUNTRUST OFFICE I VA	5,987	1,360	6,272	-	1,360	6,272	7,632	4	2007
Richmond, VA
SUNTRUST II OFFICE GEORGIA	4,402	2,625	4,355	-	2,625	4,355	6,980	-	2007
Atlanta, GA
WASHINGTON MUTUAL - ARLINGTON	20,115	4,870	30,915	3	4,870	30,918	35,788	1,322	2006
Arlington, TX
WORLDGATE PLAZA	59,950	14,000	79,048	-	14,000	79,048	93,048	1,613	2007
Herndon, VA
Apartment
ENCINO CANYON APARTMENTS	12,000	1,700	16,443	-	1,700	16,443	18,143	212	2007
San Antonio,TX
FIELDS APARTMENT HOMES	18,700	1,850	29,783	-	1,850	29,783	31,633	917	2007
Bloomington, IN
IA COMMUNITIES BALANCE	-	4,250	27,478	-	4,250	27,478	31,728	271	2007
Birmingham,AL
LANDINGS AT CLEARLAKE	-	3,770	27,843	-	3,770	27,843	31,613	795	2007
Webster,TX
SEVEN PALMS APARTMENTS	18,750	3,550	24,348	-	3,550	24,348	27,898	312	2007
Webster,TX
SOUTHGATE APARTMENTS	10,725	1,730	16,356	-	1,730	16,356	18,086	1,127	2006
Louisville,KY
VILLAGES AT KITTY HAWK	11,550	2,070	17,397	-	2,070	17,397	19,467	395	2007
Universal City,TX
WATERFORD PLACE AT SHADOW CREE	16,500	2,980	24,573	-	2,980	24,573	27,553	763	2007
Pearland,TX
Industrial
11500 MELROSE AVE -294 TOLLWAY	4,561	2,500	5,071	-	2,500	5,071	7,571	77	2007
Franklin Park, IL
1800 BRUNING	10,156	10,000	7,971	32	10,000	8,002	18,002	317	2006
Itasca, IL
500 HARTLAND	5,860	1,200	7,459	-	1,200	7,459	8,659	319	2006
Hartland, WI
55th STREET	7,351	1,600	11,115	-	1,600	11,115	12,715	475	2006
Kenosha, WI
AIRPORT DISTRIB CENTER #10	2,042	600	2,861	-	600	2,861	3,461	75	2007
Memphis, TN

AIRPORT DISTRIB CENTER #11	1,539	400	2,120	-	400	2,120	2,520	56	2007
Memphis, TN
AIRPORT DISTRIB CENTER #15	1,203	200	1,651	-	200	1,651	1,851	45	2007
Memphis, TN
AIRPORT DISTRIB CENTER #16	2,714	600	3,750	-	600	3,750	4,350	99	2007
Memphis, TN
AIRPORT DISTRIB CENTER #18	1,007	200	1,317	-	200	1,317	1,517	36	2007
Memphis, TN
AIRPORT DISTRIB CENTER #19	2,546	600	3,866	-	600	3,866	4,466	101	2007
Memphis, TN
AIRPORT DISTRIB CENTER #2	1,734	400	2,282	-	400	2,282	2,682	60	2007
Memphis, TN
AIRPORT DISTRIB CENTER #4	1,287	300	1,662	-	300	1,662	1,962	44	2007
Memphis, TN
AIRPORT DISTRIB CENTER #7	699	200	832	-	200	832	1,032	23	2007
Memphis, TN
AIRPORT DISTRIB CENTER #8	448	100	630	-	100	630	730	17	2007
Memphis, TN
AIRPORT DISTRIB CENTER #9	811	200	948	-	200	948	1,148	26	2007
Memphis, TN
ANHEUSER BUSCH (PERSIS)	-	2,200	13,598	-	2,200	13,598	15,798	159	2007
Devens, MA
ATLAS - BELVIDERE	-	1,600	15,521	-	1,600	15,521	17,121	136	2007
Belvidere, IL
ATLAS - CARTERSVILLE	-	900	13,112	-	900	13,112	14,012	115	2007
Cartersville, GA
ATLAS - DOUGLAS	-	75	6,681	-	75	6,681	6,756	58	2007
Douglas, GA
ATLAS - GAFFNEY	-	950	5,114	-	950	5,114	6,064	45	2007
Gaffney, SC
ATLAS - GAINESVILLE	-	550	12,783	-	550	12,783	13,333	112	2007
Gainesville, GA
ATLAS - PENDERGRASS	-	1,250	24,259	-	1,250	24,259	25,509	212	2007
Pendergrass, GA
ATLAS - PIEDMONT	-	400	23,113	-	400	23,113	23,513	202	2007
Piedmont, SC
ATLAS - ST PAUL	-	3,890	10,093	-	3,890	10,093	13,983	88	2007
St. Paul, MN

ATLAS-BROOKLYN PARK	-	2,640	8,934	-	2,640	8,934	11,574	78	2007
Brooklyn Park, MN
ATLAS-NEW ULM	-	900	9,359	-	900	9,359	10,259	82	2007
New Ulm, MN
ATLAS-ZUMBROA	-	1,300	16,437	-	1,300	16,437	17,737	144	2007
Zumbrota, MN
BAYMEADOW - GLEN BURNIE	13,824	1,225	23,407	24	1,225	23,431	24,656	888	2006
Glen Burnie, MD
C&S - ABERDEEN	22,720	4,650	33,276	13	4,650	33,289	37,939	1,165	2006
Aberdeen, MD
C&S - NORTH HATFIELD	20,280	4,800	30,103	14	4,800	30,117	34,917	1,054	2006
Hatfield, MA
C&S - SOUTH HATFIELD	10,000	2,500	15,251	11	2,500	15,262	17,762	534	2006
Hatfield, MA
C&S - WESTFIELD	29,500	3,850	45,906	13	3,850	45,919	49,769	1,607	2006
Westfield, MA
CLARION	3,172	87	4,790	63	87	4,853	4,940	183	2006
Clarion, IA
COLOMA	10,017	410	17,110	-	410	17,110	17,520	199	2007
Coloma, MI
DEER PARK SEACO	2,965	240	5,271	-	240	5,271	5,511	225	2006
Deer Park, TX
DELP DISTRIBUTION CENTER #2	1,623	280	2,282	-	280	2,282	2,562	81	2007
Memphis, TN
DELP DISTRIBUTION CENTER #5	1,623	390	2,050	-	390	2,050	2,440	54	2007
Memphis, TN
DELP DISTRIBUTION CENTER #8	1,399	760	1,388	-	760	1,388	2,148	38	2007
Memphis, TN
DORAL - WAUKESHA	1,364	240	2,013	-	240	2,013	2,253	86	2006
Waukesha, WI
FAULKNER ROAD	25,636	950	42,334	-	950	42,334	43,284	1,552	2007
North Little Rock,AR
INDUSTRIAL DRIVE	3,709	200	6,812	-	200	6,812	7,012	278	2006
Horican, WI
KINSTON	8,930	460	14,837	-	460	14,837	15,297	303	2007
Kinston, NC
KIRK ROAD	7,863	2,200	11,413	42	2,200	11,455	13,655	489	2006
St. Charles, IL

LIBERTYVILLE ASSOCIATES	14,807	3,600	20,563	-	3,600	20,563	24,163	660	2007
Libertyville, IL
McKESSON DISTRIBUTION CENTER	5,760	345	8,952	-	345	8,952	9,297	711	2005
Conroe, TX
MOUNT ZION ROAD	25,850	2,570	41,667	-	2,570	41,667	44,237	1,337	2007
Lebanon, IN
OTTAWA	1,856	200	2,905	-	200	2,905	3,105	106	2007
Ottawa, IL
SCHNEIDER ELECTRIC	11,000	2,150	14,720	-	2,150	14,720	16,870	429	2007
Loves Park, IL
SOUTHWIDE INDUSTRIAL CENTER #5	392	122	425	-	122	425	547	12	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #6	1,007	248	1,361	-	248	1,361	1,609	37	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #7	2,014	483	2,792	-	483	2,792	3,275	77	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #8	196	42	286	-	42	286	328	8	2007
Memphis, TN
STONE FORT DISTRIB CENTER #1	6,770	1,910	9,264	-	1,910	9,264	11,174	254	2007
Chattanooga, TN
STONE FORT DISTRIB CENTER #4	1,399	490	1,782	-	490	1,782	2,272	49	2007
Chattanooga, TN
THERMO PROCESS SYSTEMS	8,201	1,202	11,995	-	1,202	11,995	13,197	843	2006
Sugar Land, TX
TRI-STATE HOLDINGS I	4,895	4,700	3,973	-	4,700	3,973	8,673	133	2007
Wood Dale, IL
TRI-STATE HOLDINGS II	6,687	1,630	11,252	-	1,630	11,252	12,882	361	2007
Houston, TX
TRI-STATE HOLDINGS III	4,549	650	8,083	-	650	8,083	8,733	259	2007
Mosinee, WI
UNION VENTURE	37,445	4,600	54,292	-	4,600	54,292	58,892	317	2007
West Chester, OH
UPS E-LOGISTICS (PERSIS)	-	950	18,453	-	950	18,453	19,403	215	2007
Elizabethtown, KY
WESTPORT - MECHANICSBURG	4,029	1,300	6,185	-	1,300	6,185	7,485	253	2006
Mechanicsburg, PA
Hotel
COMFORT INN - RIVERVIEW	-	2,220	7,421	83	2,220	7,505	9,725	150	2007

Charleston, SC
COMFORT INN - UNIVERSITY	-	2,137	6,652	85	2,137	6,738	8,875	140	2007
Durham, NC
COMFORT INN - CROSS CREEK	-	571	8,789	25	571	8,815	9,386	265	2007
Fayetteville, NC
COMFORT INN - ORLANDO	-	722	5,278	66	722	5,344	6,066	162	2007
Orlando, FL
COURTYARD BY MARRIOTT QUORUM	18,860	4,000	26,141	-	4,000	26,141	30,141	300	2007
Addison, TX
COURTYARD BY MARRIOTT	12,225	4,989	18,988	365	4,989	19,353	24,342	480	2007
Ann Arbor, MI
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX	30,810	12,100	40,242	5	12,100	40,248	52,348	552	2007
Vienna, VA
COURTYARD BY MARRIOTT - WEST LANDS END	7,550	1,500	13,416	-	1,500	13,416	14,916	172	2007
Fort Worth, TX
COURTYARD BY MARRIOTT	6,790	1,600	13,247	11	1,600	13,258	14,858	157	2007
Harlingen, TX
COURTYARD BY MARRIOTT - NORTHWEST	7,263	1,428	15,085	364	1,428	15,449	16,877	342	2007
Houston, TX
COURTYARD BY MARRIOTT - WESTCHASE	16,680	4,400	22,626	-	4,400	22,626	27,026	268	2007
Houston, TX
COURTYARD BY MARRIOTT WEST UNIVERSITY	10,980	2,200	16,408	-	2,200	16,408	18,608	203	2007
Houston, TX
COURTYARD BY MARRIOTT - COUNTRY CLUB PLAZA	10,621	3,426	16,349	37	3,426	16,385	19,811	469	2007
Kansas City, MO
COURTYARD BY MARRIOTT	10,320	3,200	19,009	-	3,200	19,009	22,209	236	2007
Lebanon, NJ
COURTYARD BY MARRIOTT	-	5,272	12,778	402	5,272	13,180	18,451	372	2007
Houston, TX
COURTYARD BY MARRIOTT - ROANOKE AIRPORT	14,651	3,311	22,242	24	3,311	22,266	25,577	464	2007
Roanoke, VA
COURTYARD BY MARRIOTT SEATTLE - FEDERAL WAY	22,830	7,700	27,167	-	7,700	27,167	34,867	308	2007

Federal Way, WA
COURTYARD BY MARRIOTT CHICAGO- ST.CHARLES	-	1,685	9,355	635	1,685	9,990	11,675	224	2007
St. Charles, IL
COURTYARD BY MARRIOTT - WILLIAM CENTER	16,030	4,000	20,942	5	4,000	20,946	24,946	233	2007
Tucson, AZ
COURTYARD BY MARRIOTT	-	2,397	18,560	147	2,397	18,708	21,105	433	2007
Wilmington, NC
COURTYARD BY MARRIOTT - RICHMOND	-	2,173	17,068	-	2,173	17,068	19,241	76	2007
Richmond, VA
FAIRFIELD INN	-	1,981	6,353	230	1,981	6,583	8,564	195	2007
Ann Arbor, MI
HAMPTON INN ATLANTA - PERIMETER CENTER	8,450	2,768	14,072	258	2,768	14,330	17,098	278	2007
Atlanta, GA
HAMPTON INN BALTIMORE-INNER HARBOR	14,000	1,700	21,067	32	1,700	21,099	22,799	432	2007
Baltimore, MD
HAMPTON INN RALEIGH-CARY	-	2,268	10,503	267	2,268	10,771	13,039	210	2007
Cary, NC
HAMPTON INN UNIVERSITY PLACE	-	3,509	11,335	184	3,509	11,519	15,028	222	2007
Charlotte, NC
HAMPTON INN SUITES DULUTH- GWINNETT	9,585	488	12,991	163	488	13,154	13,641	253	2007
Duluth, GA
HAMPTON INN	-	1,228	7,049	49	1,228	7,098	8,326	142	2007
Durham, NC
HAMPTON INN WHITE PLAINS- TARRYTOWN	15,643	3,200	26,160	146	3,200	26,306	29,506	513	2007
Elmsford, NY
HAMPTON INN	-	2,753	3,782	230	2,753	4,012	6,765	86	2007
Jacksonville, NC
HAMPTON INN CRABTREE VALLEY	-	1,168	6,415	385	1,168	6,800	7,968	146	2007
Raleigh, NC
HILTON GARDEN INN TAMPA YBOR	9,460	2,400	16,159	-	2,400	16,159	18,559	183	2007
Tampa, FL
HILTON GARDEN INN - AKRON	-	900	11,556	13	900	11,569	12,469	365	2007
Akron, OH

HILTON GARDEN INN ALBANY AIRPORT	7,776	1,645	20,263	526	1,645	20,789	22,434	416	2007
Albany, NY
HILTON GARDEN INN ATLANTA WINWARD	10,503	1,030	18,206	605	1,030	18,811	19,841	370	2007
Alpharetta, GA
HILTON GARDEN INN	19,928	2,920	27,995	701	2,920	28,696	31,616	558	2007
Evanston, IL
HILTON GARDEN INN RALEIGH - DURHAM	-	2,754	26,050	673	2,754	26,723	29,476	526	2007
Raleigh, NC
HILTON GARDEN INN	21,680	8,900	25,156	-	8,900	25,156	34,056	282	2007
Westbury, NY
HILTON GARDEN INN	-	6,354	10,328	95	6,354	10,424	16,778	345	2007
Wilmington, NC
HILTON GARDEN INN HARTFORD NORTH	10,384	5,606	13,892	463	5,606	14,355	19,961	292	2007
Windsor, CT
HILTON GARDEN INN - CHELSEY	-	15,301	40,599	2	15,301	40,601	55,902	473	2007
Chelsey, NY
HILTON - UNIVERSITY OF FLORIDA	-	-	50,407	-	-	50,407	50,407	746	2007
Gainesville, FL
HOLIDAY INN EXPRESS - CLEARWATER GATEWAY	-	2,283	6,202	1,300	2,283	7,501	9,784	179	2007
Clearwater, FL
HOLIDAY INN HARMON MEADOW SECAUCUS	-	-	23,291	64	-	23,356	23,356	502	2007
Secaucus, NJ
HOMEWOOD SUITES	10,160	2,400	18,071	-	2,400	18,071	20,471	209	2007
Albuquerque, NM
HOMEWOOD SUITES	12,930	4,300	15,629	-	4,300	15,629	19,929	178	2007
Baton Rouge, LA
HOMEWOOD SUITES	12,747	1,478	19,404	486	1,478	19,890	21,368	390	2007
Cary, NC
HOMEWOOD SUITES HOUSTON - CLEARLAKE	7,222	1,235	12,655	7	1,235	12,663	13,898	244	2007
Houston, TX
HOMEWOOD SUITES	7,950	2,403	10,441	559	2,403	11,000	13,402	223	2007
Durham, NC
HOMEWOOD SUITES	9,900	721	9,592	532	721	10,124	10,845	198	2007

Lake Mary, FL
HOMEWOOD SUITES METRO CENTER	6,330	2,684	9,740	123	2,684	9,863	12,547	198	2007
Phoenix, AZ
HOMEWOOD SUITES	-	3,203	21,300	138	3,203	21,438	24,640	593	2007
Princeton, NJ
HOMEWOOD SUITES CRABTREE VALLEY	12,869	2,194	21,292	783	2,194	22,075	24,269	436	2007
Raleigh, NC
HOMEWOOD SUITES CLEVELAND SOLON	5,490	1,900	10,757	-	1,900	10,757	12,657	129	2007
Solon, OH
HOMEWOOD SUITES COLORADO SPRINGS NORTH	7,830	2,900	14,011	-	2,900	14,011	16,911	167	2007
Colorado Springs, CO
MARRIOTT - WOODLANDS WATERWAY	75,400	7,500	112,186	-	7,500	112,186	119,686	387	2007
Woodlands, TX
QUALITY SUITES	10,350	1,331	13,709	482	1,331	14,191	15,522	294	2007
Charleston, SC
RESIDENCE INN	6,900	1,700	12,629	-	1,700	12,629	14,329	149	2007
Brownsville, TX
RESIDENCE INN SOUTH BRUNSWICK- CRANBURY	10,000	5,100	15,368	-	5,100	15,368	20,468	181	2007
Cranbury, NJ
RESIDENCE INN CYPRESS - LOS ALAMITOS	20,650	9,200	25,079	-	9,200	25,079	34,279	292	2007
Cypress, CA
RESIDENCE INN DFW AIRPORT NORTH	9,560	2,800	14,782	-	2,800	14,782	17,582	175	2007
Dallas-Fort Worth, TX
RESIDENCE INN PARK CENTRAL	8,970	2,600	17,322	-	2,600	17,322	19,922	208	2007
Dallas , TX
RESIDENCE INN SOMERSET-FRANKLIN	9,890	3,100	14,322	9	3,100	14,330	17,430	169	2007
Franklin , NJ
RESIDENCE INN	10,810	5,300	14,632	-	5,300	14,632	19,932	165	2007
Hauppauge, NY
RESIDENCE INN WESTCHASE	12,550	4,300	16,969	7	4,300	16,976	21,276	203	2007
Westchase, TX
RESIDENCE INN WEST UNIVERSITY	13,100	3,800	18,834	-	3,800	18,834	22,634	232	2007
Houston, TX
RESIDENCE INN NASHVILLE AIRPORT	12,120	3,500	14,147	-	3,500	14,147	17,647	169	2007

Nashville, TN
RESIDENCE INN	-	1,688	10,812	651	1,688	11,463	13,151	358	2007
Phoenix, AZ
RESIDENCE INN ROANOKE AIRPORT	5,593	500	9,499	-	500	9,499	9,999	136	2007
Roanoke, VA
RESIDENCE INN WILLIAMS CENTRE	12,770	3,700	17,601	-	3,700	17,601	21,301	217	2007
Tucson, AZ
SPRINGHILL SUITES	9,130	3,200	14,833	12	3,200	14,845	18,045	175	2007
Danbury, CT
TOWNEPLACE SUITES NORTHWEST	-	5,332	8,301	71	5,332	8,373	13,705	229	2007
Austin, TX
TOWNEPLACE SUITES BIRMINGHAM-HOMEWOOD	-	2,220	7,307	47	2,220	7,354	9,573	209	2007
Birmingham, AL
TOWNEPLACE SUITES NORTHWEST	-	2,065	5,223	45	2,065	5,267	7,332	155	2007
College Station, TX
TOWNEPLACE SUITES NORTHWEST - CLEARLAKES	-	2,267	9,037	57	2,267	9,094	11,362	224	2007
Houston, TX
TOWNEPLACE SUITES NORTHWEST	-	1,607	11,644	72	1,607	11,717	13,324	271	2007
Houston, TX
RALEIGH HILLSBOROUGH	-	2,605	-	-	2,605	-	2,605	-	2007
Raleigh, NC

TOTAL:	2,901,608	1,162,281	4,969,905	34,904	1,162,281	5,004,809	6,167,090	160,046

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2007

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2007 for Federal income tax purposes was approximately $6,382,000,000 (unaudited).

(C)

Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)

Reconciliation of real estate owned:

	2007	2006	2005

Balance at December 31, 2006	$2,245,907	710,506	-
Purchases of investment properties	4,089,650	1,698,654	753,990
Payments received under master leases	(576)	(245)	(6)
Acquired in-place lease intangibles	(183,419)	(173,262)	(46,319)
Acquired above market lease intangibles	(6,686)	(8,664)	(252)
Acquired below market lease intangibles	22,214	18,918	3,093

Balance at December 31,	$6,167,090	2,245,907	710,506

(E)

Reconciliation of accumulated depreciation:

Balance at January 1,	$38,983	2,751	-
Depreciation expense	121,063	36,232	2,751

Balance at December 31,	$160,046	38,983	2,751

(F)

Depreciation is computed based upon the following estimated lives:

Buildings and improvements	5-30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5-10 years

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T).  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2007, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2008 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2008, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlandamerican.com.  We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2008 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2008, and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2008 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2008, and is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2008 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2008, and is incorporated by reference into this Item 13.

Item 14.   Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2008 annual meeting of stockholders which we anticipate filing with the SEC no later than April 29, 2008, and is incorporated by reference into this Item 14.

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

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2007 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III)

(3)

Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)  Exhibits:

(c)  Financial Statement Schedules

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 31, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert D. Parks Name: Robert D. Parks	Director and chairman of the board	March 31, 2008
By: /s/ Brenda G. Gujral Name: Brenda G. Gujral	Director and president (principal executive officer)	March 31, 2008
By: /s/ Lori J. Foust Name: Lori J. Foust	Treasurer (principal financial officer)	March 31, 2008
By: /s/ Jack Potts Name: Jack Potts	Principal accounting officer	March 31, 2008
By: /s/ J. Michael Borden Name: J. Michael Borden	Director	March 31, 2008
By: /s/ David Mahon Name: David Mahon	Director	March 31, 2008
By: /s/ Thomas F. Meagher Name: Thomas F. Meagher	Director	March 31, 2008
By: /s/ Paula Saban Name: Paula Saban	Director	March 31, 2008
By: /s/ William J. Wierzbicki Name: William J. Wierzbicki	Director	March 31, 2008
By: /s/ Thomas F. Glavin Name: Thomas F. Glavin	Director	March 31, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

2.3

Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Registrant’s Form 8-K dated January 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on January 25, 2008)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated December 4, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 4, 2007)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

Business Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.1.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.2.1

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.2

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.3

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.4

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.3

Property Acquisition Agreement, dated as of August 31, 2005, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.3.1

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Escrow Agreement, dated as of July 30, 2007, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.5

Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 18, 2005 (file number 333-122743))

10.6

Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc. and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.7

Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.8

Shareholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.9

Supplemental Shareholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.10

Purchase and Sale Agreement dated February 3, 2006 between Continental 95 Fund, LLC and Inland Real Estate Acquisitions, Inc., as amended, re Shakopee Center (incorporated by reference to Exhibit 10.51 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.11

Assignment and Assumption of Purchase and Sale Agreement made and entered into the 4th day of April, 2004 by Inland Real Estate Acquisitions, Inc. and MB Shakopee Vierling, L.L.C. re Shakopee Center (incorporated by reference to Exhibit 10.52 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.12

Real Estate Purchase and Sale Agreement by and between Maple Leaf Expansion, Inc. and Inland Real Estate Acquisitions, Inc. re Canfield Plaza (incorporated by reference to Exhibit 10.53 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.13

Assignment and Assumption of Purchase and Sale Agreement made and entered into the 5th day of April, 2006 by Inland Real Estate Acquisitions, Inc. and MB Canfield Main, L.L.C. re Canfield Plaza (incorporated by reference to Exhibit 10.54 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, , as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.14

Loan Agreement dated April 21, 2006 between Merrill Lynch Mortgage Lending, Inc. and MB Louisville Southgate, L.L.C. (incorporated by reference to Exhibit 10.55 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.15

Mortgage, Assignment of Leases and Rents and Security Agreement made as of April 21, 2006 by MB Louisville Southgate, L.L.C. to Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.56 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.16

Promissory Note made April 21, 2006 by MB Louisville Southgate, L.L.C. to Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.57 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.17

Letter Agreement dated May 12, 2006 between MB Shakopee Vierling, L.L.C. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.58 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statemen, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.18

Mortgage Note dated May 12, 2006 made by MB Shakopee Vierling, L.L.C. in favor of Allstate Life Insurance Company (incorporated by reference to Exhibit 10.59 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.19

Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing made May 12, 2006 from MB Shakopee Vierling, L.L.C. in favor of Allstate Life Insurance Company (incorporated by reference to Exhibit 10.60 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.20

Agreement of Sale and Purchase between LB Lincoln Mall Holdings LLC and Inland Real Estate Acquisitions, Inc. dated February 6, 2006 re Lincoln Mall, as amended (incorporated by reference to Exhibit 10.61 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement (file number 333-122743)

10.21

Assignment made as of the 31st day of May, 2006 by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Lincoln Mall, L.L.C. re Lincoln Mall (incorporated by reference to Exhibit 10.62 to the Registrant’s Post-Effective Amendment No. 3 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2006 (file number 333-122743)

10.22

Guaranty (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.23

Guaranty (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.24

Guaranty (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.25

Assumption and Release Agreement (Re:  Spring Town Center) (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.26

Assumption and Release Agreement (Re:  Cy-Fair Town Center) (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.27

Assumption and Release Agreement (Re:  Eldridge Lakes Town Center) (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.28

Deed of Trust and Security Agreement (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.29

Deed of Trust and Security Agreement (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.30

Deed of Trust and Security Agreement (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.31

Fixed Rate Note (Re:  Spring Town Center), dated December 20, 2004 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.32

Fixed Rate Note (Re:  Cy-Fair Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.33

Fixed Rate Note (Re:  Eldridge Lakes Town Center), dated November 23, 2004 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.34

Closing Agreement (Re:  Spring Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.35

Closing Agreement (Re:  Cy-Fair Town Center; A-S 45), dated July 21, 2006 (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.36

Closing Agreement (Re:  Eldridge Lakes Town Center), dated July 21, 2006 (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.37

Agreement of Purchase and Sale (Re:  Dulles Executive Center), dated July 5, 2006, by and between Valley View Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.38

Assignment (Re:  Dulles Executive Center), dated July 25, 2006, by Inland Real Estate Acquisitions, Inc. to and for the benefit of MB Herndon, L.L.C. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.39

Post Closing and Indemnity Agreement (Re:  Dulles Executive Center), dated July 25, 2006, by and among MB Herndon, L.L.C. and Valley View Associates Limited Partnership (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.40

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Swampscott Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.41

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Malden Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.42

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Sicklerville Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.83 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.43

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Southington Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.44

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Greenville Pleasantburg Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.85 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.45

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Bristol Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.86 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.46

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Cumberland Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.87 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.47

Limited Liability Company Agreement, dated June 8, 2006, by and between Inland American Framingham Member II, L.L.C. and CE Investment Associates 2001 L.L.C. (incorporated by reference to Exhibit 10.88 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.48

Promissory Note (Re:  Ahold Portfolio—Swampscott), dated June 8, 2006 (incorporated by reference to Exhibit 10.89 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.49

Promissory Note (Re:  Ahold Portfolio—Malden), dated June 8, 2006 (incorporated by reference to Exhibit 10.90 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.50

Secured Promissory Note (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.91 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.51

Secured Promissory Note (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.92 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.52

Secured Promissory Note (Re:  Ahold Portfolio—Greenville Pleasantburg) (incorporated by reference to Exhibit 10.93 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.53

Promissory Note (Re:  Ahold Portfolio—Bristol), dated June 8, 2006 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.54

Secured Promissory Note (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.95 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.55

Promissory Note (Re:  Ahold Portfolio—Framingham), dated June 8, 2006 (incorporated by reference to Exhibit 10.96 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.56

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.57

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.58

Mortgage and Security Agreement (Re:  Ahold Portfolio—Sicklerville), dated June 8, 2006 (incorporated by reference to Exhibit 10.99 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.59

Mortgage and Security Agreement (Re:  Ahold Portfolio—Southington), dated June 8, 2006 (incorporated by reference to Exhibit 10.100 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.60

Mortgage and Security Agreement (Re:  Ahold Portfolio—Greenville Pleasantburg), dated June 8, 2006 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.61

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.62

Open-End Mortgage and Security Agreement (Re:  Ahold Portfolio—Cumberland), dated June 8, 2006 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.63

Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated June 8, 2006, by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.64

Agreement of Contribution by and between CE Cumberland 2001 LLC, Malden CE 2001 LLC, Swampscott CE 2001 LLC, CE Southington 2001 LLC, Framingham CE 2001 LLC, CE Bristol 2001 LLC, CE Sicklerville 2001 LLC, CE Greenville 2001 LLC and Inland Real Estate Acquisitions, Inc., dated as of February 24, 2006, as amended by the First Amendment, dated April 21, 2006, the Second Amendment, dated April 26, 2006, the Third Amendment, dated May 16, 2006 and the Fourth Amendment, dated June 1, 2006 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.65

Assignments, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland Real Estate Acquisitions, Inc. and each of Inland American Bristol, L.L.C., Inland American Cumberland, L.L.C., Inland American Framingham, L.L.C., Inland American Greenville Pleasantburg, L.L.C., Inland American Malden, L.L.C., Inland American Sicklerville, L.L.C., Inland American Southington, L.L.C. and Inland American Swampscott, L.L.C. (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.66

Guaranties, dated June 8, 2006, in connection with the joint venture with CE Investment Associates 2001, LLC, by and between Inland American Real Estate Trust, Inc. and CE Investment Associates 2001, LLC, relating to each of the eight properties of the Ahold Portfolio (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.67

Loan Agreement by and between Inland American Swampscott, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.68

Loan Agreement by and between Inland American Malden, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.69

Loan Agreement by and between Inland American Framingham, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.110 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.70

Loan Agreement by and between Inland American Bristol, L.L.C. and Nomura Credit & Capital, Inc. (incorporated by reference to Exhibit 10.111 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.71

Loan Agreement by and between Inland American Cumberland, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.112 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.72

Loan Agreement by and between Inland American Sicklerville, L.L.C. and Principal Life Insurance Company (incorporated by reference to Exhibit 10.113 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.73

Loan Agreement by and between Inland American Greenville Pleasantburg, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.114 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.74

Loan Agreement by and between Inland American Southington, L.L.C. and Principal Commercial Funding, LLC (incorporated by reference to Exhibit 10.115 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2006)

10.75

Agreement of Purchase and Sale by and between 80 South Eighth, L.L.C. and Inland Real Estate Acquisitions, Inc., dated June 29, 2006 (Re:  IDS Center) (incorporated by reference to Exhibit 10.116 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.76

Assignment and Assumption of Purchase and Sale Agreement, dated June 29, 2006, by and between Inland Real Estate Acquisitions, Inc. and MB Minneapolis 8th Street, L.L.C. (Re:  IDS Center) (incorporated by reference to Exhibit 10.117 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.77

Assumption Agreement by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C., Minto Builders (Florida), Inc., JBC Opportunity Fund II, L.P., and Teachers Insurance and Annuity Association of America (Re:  IDS Center) (incorporated by reference to Exhibit 10.118 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.78

Assumption and Amendment of Mortgage by and between 80 South Eighth L.L.C., MB Minneapolis 8th Street, L.L.C. and Teachers Insurance And Annuity Association of America (Re:  IDS Center) (incorporated by reference to Exhibit 10.119 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.79

Mortgage, Assignments of Leases and Rents, Security Agreement and Fixture Filing Statement by and between 80 South Eighth, L.L.C. and Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 (Re:  IDS Center) (incorporated by reference to Exhibit 10.120 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.80

Promissory Note made by 80 South Eighth, L.L.C. payable to Teachers Insurance and Annuity Association of America, Inc, dated December 15, 2004 and Assumption of Note by and among  MB Minneapolis 8th Street, L.L.C. and Teachers Insurance and Annuity Association of America  (Re:  IDS Center) (incorporated by reference to Exhibit 10.121 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.81

Closing Agreement by and between A-S 60 HWY 75-Loy Lake, L.P. and MB Sherman Town Center Limited Partnership (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.122 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.82

Assumption and Release Agreement by and between A-S 60 HWY 75-Loy Lake, L.P., Steven D. Alvis, Jay K. Sears, H. Dean Lane, Jr. and Kyle D. Lippman, MB Sherman Town Center Limited Partnership, Minto Builders (Florida), Inc. and Wells Fargo Bank, N.A., as Trustee (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.123 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.83

Deed of Trust and Security Agreement by A-S 60 HWY 70-Loy Lake, L.P. to Reno Hartfeil as trustee for the benefit of JP Morgan Chase Bank, dated June 15, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.124) to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.84

Fixed Rate Note by A-S 60 HWY 70-Loy Lake, L.P. payable to  JP Morgan Chase Bank, dated June 30, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.125 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.85

Guaranty by Minto Builders (Florida), Inc. for the benefit of Wells Fargo Bank, N.A., as Trustee under that certain Pooling and Servicing Agreement dated as of November 23, 2004 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.126 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.86

Guaranty of Borrower’s Recourse Liabilities by Minto Builders (Florida), Inc. for the benefit of Teachers Insurance and Annuity Association of America, Inc. (Re:  IDS Center) (incorporated by reference to Exhibit 10.127 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.87

Assignment, dated July 14, 2006, from Minto Builders (Florida), Inc. to MB Sherman Town Center Limited Partnership of Real Estate Purchase Agreement, dated May 18, 2005 (Re:  Sherman Town Center) (incorporated by reference to Exhibit 10.128 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 23, 2006)

10.88

Loan Participation Agreement, by and between IA Orlando Sand, L.L.C. and Inland Real Estate Corporation, dated October 26, 2006 (incorporated by reference to Exhibit 10.129 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.89

Promissory Note, by and between Fourth Quarter properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.130 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.90

First Mortgage and Security Agreement, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.131 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.91

First Mortgage and Security Agreement (7.86 acre parcel), by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.132 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.92

Loan Guaranty Agreement, by and between Stanley E. Thomas and Thomas Enterprises, Inc., to IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.133 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.93

Collateral Assignment of Agreements Affecting Real Estate, by and between Fourth Quarter Properties 124, L.L.C. and IA Orlando Sand L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.134 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.94

Environmental Indemnity Agreement, by and among Fourth Quarter Properties 124, L.L.C., Stanley E. Thomas and Thomas Enterprises, Inc., for the benefit of IA Orlando Sand, L.L.C., dated September 29, 2006 (incorporated by reference to Exhibit 10.135 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.95

Fourth Side Letter Agreement to the Securities Purchase and Subscription Agreement and Second Amended and Restated Articles of Incorporation, by and between Minto Delaware, L.L.C. and Minto Builders (Florida), Inc., dated October 27, 2006 (incorporated by reference to Exhibit 10.137 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.96

Third Side Letter Agreement to the Securities Purchase and Subscription Agreement, by and among Minto (Delaware), L.L.C. and Minto Holdings, Inc. and Minto Builders (Florida), Inc. and Inland American Real Estate Trust, Inc., dated October 27, 2006 (incorporated by reference to Exhibit 10.138 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.97

Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.98

Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.99

Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on November 7, 2006)

10.100

909 Chestnut Real Estate Sale Contract (Re: AT&T Center), dated as of November 3, 2006, by and between Southwestern Bell Telephone, L.P. and Inland Real Estate Acquisitions, Inc., as amended (incorporated by reference to Exhibit 10.142 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.101

Assignment of Purchase and Sale by and between MB St. Louis Chestnut, L.L.C. and Inland Real Estate Acquisitions, Inc., dated December 21, 2006 (Re: AT&T Center) (incorporated by reference to Exhibit 10.143 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.102

Loan Agreement, dated as of December 21, 2006, between MB St. Louis Chestnut, L.L.C. and Bear Stearns Commercial Mortgage, Inc. (Re: AT&T Center) (incorporated by reference to Exhibit 10.144 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.103

Promissory Note, dated as of December 21, 2006, made by MB St. Louis Chestnut, L.L.C. in favor of Bear Stearns Commercial Mortgage, Inc. (Re: AT&T Center) (incorporated by reference to Exhibit 10.145 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.104

Deed of Trust, Security Agreement and Fixture Filing, dated as of December 21, 2006, executed and delivered by MB St. Louis Chestnut, L.L.C. to Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.146 to the Registrant’s Form 8-K dated December 21, 2006, as filed by the Registrant with the Securities and Exchange Commission on December 28, 2006)

10.105

Purchase and Sale Agreement by Bradley Associates Limited Partnership and Inland Real Estate Acquisitions, Inc., dated May 2, 2006, as amended (incorporated by reference to Exhibit 10.147 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

10.106

Assignments of Purchase and Sale Agreement by Inland Real Estate Acquisitions, Inc. to Subsidiaries of MB REIT with respect to the Twenty-Two Closed Bradley Portfolio Properties (incorporated by reference to Exhibit 10.148 to the Registrant’s Form 8-K dated January 12, 2007, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2007)

10.107

Investment Advisory Agreement for Discretionary Accounts, dated as of November 15, 2005, by and between Inland American Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.149 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.108

Investment Advisory Agreement for Discretionary Accounts, dated as of November 15, 2005, by and between Inland American Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.150 to the Registrant’s Form 8-K dated August 3, 2007, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2007)

10.109

Purchase and Sale Agreement between The Woodlands Hotel, L.P., as seller, and Inland American Lodging Acquisition, Inc., as purchaser, dated as of August 22, 2007, as amended (incorporated by reference to Exhibit 10.151 to the Registrant’s Form 8-K/A dated November 21, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 11, 2007)

10.110

Purchase and Sale Agreement between SunTrust Bank, a Georgia banking corporation, and Inland Real Estate Acquisitions, Inc., an Illinois corporation, dated as of September 27, 2007 (incorporated by reference to Exhibit 10.152 to the Registrant’s Form 8-K dated December 10, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 14, 2007)

10.111

Assignment and Assumption of Purchase and Sale Agreement, dated November 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio, L.L.C. (incorporated by reference to Exhibit 10.153 to the Registrant’s Form 8-K dated December 10, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 14, 2007)

10.112

Loan Agreement, dated as of December 17, 2007, between the entities set forth on Schedule I of the Agreement, Bear Stearns Commercial Mortgage, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.154 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.113

Promissory Note A-1, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.155 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.114

Promissory Note A-2, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.156 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.115

Promissory Note A-3, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.157 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.116

Promissory Note A-4, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.158 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.117

Guaranty Agreement Regarding PIP Requirements, dated as of December 17, 2007, by Inland American Real Estate Trust, Inc. in favor of Bear Stearns Commercial Mortgage, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.159 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.118

Indemnity Agreement, dated as of December 17, 2007, by certain entities set forth on Schedule I of the Agreement and Inland American Real Estate Trust, Inc. in favor of Bear Stearns Commercial Mortgage, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.160 to the Registrant’s Form 8-K dated December 17, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.119

Loan and Security Agreement, dated as of December 10, 2007, by and between Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. and LaSalle Bank National Association, as amended (incorporated by reference to Exhibit 10.161 to the Registrant’s Form 8-K/A dated January 3, 2008, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.120

Promissory Note, dated as of December 10, 2007, made by Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.162 to the Registrant’s Form 8-K/A dated January 3, 2008, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.121

Contribution Agreement, dated as of December 10, 2007, by and between Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. (incorporated by reference to Exhibit 10.163 to the Registrant’s Form 8-K/A dated January 3, 2008, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.122

Guaranty of Payment, dated as of December 10, 2007, by Inland American Real Estate Trust, Inc. for the benefit of LaSalle Bank National Association (incorporated by reference to Exhibit 10.164 to the Registrant’s Form 8-K/A dated January 3, 2008, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.123

Confirmation to Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. from LaSalle Bank National Association (incorporated by reference to Exhibit 10.165 to the Registrant’s Form 8-K/A dated January 3, 2008, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1

Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.2

Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

99.3

First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.4

Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.5

Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.6

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

99.7

Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

*	Filed as part of this Annual Report on Form 10-K.