Form 10-Q
period 2008-03-31
Inland American Real Estate Trust, Inc.
filed 2008-05-15
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes X       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).  (Check one)

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  X

As of May 12, 2008, there were 635,272,004 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets:
Investment properties:
Land	$1,370,093	$1,162,281
Building and other improvements	5,955,138	5,004,809
Construction in progress	288,660	204,218

	7,613,891	6,371,308
Less accumulated depreciation	(215,847)	(160,046)

Net investment properties	7,398,044	6,211,262

Cash and cash equivalents (including cash held by management company of $60,929 and $52,377 as of March 31, 2008 and December 31, 2007, respectively)	368,093	409,360
Restricted cash (Note 2)	24,585	17,696
Restricted escrow (Note 2)	46,090	24,465
Investment in marketable securities (Note 5)	344,847	248,065
Investment in unconsolidated entities (Note 1)	591,259	482,876
Accounts and rents receivable (net of allowance of $1,509 and $1,069 as of March 31, 2008 and December 31, 2007, respectively)	58,082	47,527
Notes receivable (Note 4)	315,366	281,221
Due from related parties (Note 3)	3	1,026
Acquired in-place lease intangibles (net of accumulated amortization of $79,682 and $63,566 as of March 31, 2008 and December 31, 2007, respectively)	335,302	339,433
Acquired above market lease intangibles (net of accumulated amortization of $3,592 and $2,930 as of March 31, 2008 and December 31, 2007, respectively)	12,011	12,673
Loan fees and leasing commissions (net of accumulated amortization of $4,731 and $2,631 as of March 31, 2008 and December 31, 2007, respectively)	40,560	32,941
Deferred tax asset (Note 9)	3,674	3,552
Other assets (Note 1)	60,966	99,661

Total assets	$9,598,882	$8,211,758

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Liabilities:
Mortgages, notes and margins payable (Note 8)	$3,981,264	$3,028,647
Accounts payable	43,550	52,509
Accrued offering costs to related parties	4,734	3,856
Accrued offering costs to non-related parties	407	1,225
Accrued interest payable	2,300	3,019
Tenant improvement payable	1,514	1,683
Accrued real estate taxes	25,549	24,636
Distributions payable	30,743	28,008
Security deposits	3,218	3,032
Prepaid rental and recovery income and other liabilities	54,196	40,020
Acquired below market lease intangibles (net of accumulated amortization of $4,372 and $3,669 as of March 31, 2008 and December 31, 2007, respectively)	39,840	40,556
Restricted cash liability (Note 2)	24,585	17,696
Other financings (Note 1)	50,842	61,665
Due to related parties (Note 3)	2,333	1,690
Deferred income tax liability (Note 9)	1,385	1,506

Total liabilities	4,266,460	3,309,748

Minority interest (Note 1)	286,868	287,915

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 603,561,625 and 548,168,989 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	604	548
Additional paid in capital (net of offering costs of $611,338 and $557,122 as of March 31, 2008 and December 31, 2007, of which $581,990 and $530,522 was paid or accrued to affiliates as of March 31, 2008 and December 31, 2007, respectively)	5,405,184	4,905,710
Accumulated distributions in excess of net income (loss)	(306,119)	(227,885)
Accumulated other comprehensive income (loss)	(54,115)	(64,278)

Total stockholders' equity	5,045,554	4,614,095

Commitments and contingencies (Note 12)

Total liabilities and stockholders' equity	$9,598,882	$8,211,758

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Income:
Rental income	$97,474	$50,561
Tenant recovery income	18,090	11,550
Other property income	3,065	1,620
Lodging income	116,893	-

Total income	235,522	63,731

Expenses:
General and administrative expenses to related parties	2,192	1,245
General and administrative expenses to non-related parties	4,435	1,864
Property and lodging operating expenses to related parties	4,935	2,697
Property operating expenses to non-related parties	16,356	7,587
Lodging operating expenses	68,254	-
Real estate taxes	16,409	6,637
Depreciation and amortization	73,072	26,570
Business manager management fee	-	1,500

Total expenses	185,653	48,100

Operating income	$49,869	$15,631

Interest and dividend income	17,627	10,430
Other income (loss)	(585)	46
Interest expense	(49,763)	(17,610)
Equity in earnings of unconsolidated entities	2,137	84
Impairment of investment in unconsolidated entities	(1,419)	-
Realized gain (loss) and impairment on securities, net	(3,912)	5,688

Income before income taxes and minority interest	$13,954	$14,269

Income tax expense (Note 9)	$(518)	$(219)
Minority interest	(2,379)	(2,338)

Net income applicable to common shares	$11,057	$11,712

Other comprehensive income:
Unrealized gain on investment securities	14,567	1,013
Unrealized loss on derivatives	(4,404)	-

Comprehensive income	$21,220	12,725

Net income available to common stockholders per common share, basic and diluted	$.02	.06

Weighted average number of common shares outstanding, basic and diluted	575,543,596	205,589,116

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(Dollar amounts in thousands)

For the three month period ended March 31, 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2007	548,168,989	548	4,905,710	(227,885)	(64,278)	4,614,095

Net income applicable to common shares	-	-	-	11,057	-	11,057
Unrealized gain on investment securities	-	-	-	-	14,567	14,567
Unrealized loss on derivatives	-	-	-	-	(4,404)	(4,404)
Distributions declared	-	-	-	(89,291)	-	(89,291)
Proceeds from offering	51,100,594	51	511,853	-	-	511,904
Offering costs	-	-	(54,216)	-	-	(54,216)
Proceeds from distribution reinvestment program	5,408,790	6	51,375	-	-	51,381
Shares repurchased	(1,116,748)	(1)	(9,581)	-	-	(9,582)
Issuance of stock options and discounts on shares issued to affiliates	-	-	43	-	-	43

Balance at March 31, 2008	603,561,625	604	5,405,184	(306,119)	(54,115)	5,045,554

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operations:
Net income applicable to common shares	$11,057	$11,712
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Depreciation	55,801	18,360
Amortization	17,271	8,083
Amortization of loan fees	2,011	283
Amortization on acquired above market leases	662	453
Amortization on acquired below market leases	(716)	(414)
Amortization of mortgage discount	371	237
Straight-line rental income	(4,220)	(2,541)
Straight-line rental expense	21	17
Other expense (income)	280	96
Minority interests	2,379	2,338
Equity in earnings of unconsolidated entities	(2,137)	(169)
Distributions from unconsolidated entities	4,717	292
Impairment of investment in unconsolidated entities	1,419	-
Discount on shares issued to affiliates	43	461
Realized gain on investments in securities, net	-	(5,688)
Impairment of investments in securities	3,912	-
Changes in assets and liabilities:
Accounts and rents receivable	(6,335)	(3,934)
Accounts payable	(11,441)	(892)
Other assets	(14,987)	(1,541)
Accrued real estate taxes	913	867
Accrued interest payable	(719)	3
Prepaid rental and recovery income	5,355	1,973
Other liabilities	4,115	(196)
Deferred income tax asset	(122)	-
Deferred income tax liability	(121)	113
Security deposits	186	45

Net cash flows provided by operating activities	69,715	29,958

Cash flows from investing activities:
Purchase of RLJ Hotels	(503,065)
Purchase of investment securities	(86,127)	(81,101)
Sale of investment securities	-	24,720
Restricted escrows	(21,625)	3,945
Rental income under master leases	166	127
Acquired in-place lease intangibles	(12,544)	(35,890)
Tenant improvement payable	(185)	(408)
Purchase of investment properties	(232,058)	(335,890)
Acquired above market leases	-	(2,487)
Acquired below market leases	-	216
Investment in development projects	(84,442)	(44)
Investment in unconsolidated joint ventures	(114,699)	(2,411)
Distributions from unconsolidated entities	2,317	-
Payment of leasing fees	(98)	(151)
Funding of note receivable	(34,145)	(16,779)
Payoff of other financings	(10,823)	-
Other assets	54,379	(3,544)

Net cash flows used in investing activities	(1,042,949)	(449,697)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2008	March 31 ,2007
	(unaudited)	(unaudited)
Cash flows from financing activities:
Proceeds from offering	511,903	1,106,332
Proceeds from the dividend reinvestment program	51,381	16,291
Shares repurchased	(9,582)	(1,995)
Payment of offering costs	(54,155)	(104,586)
Proceeds from mortgage debt and notes payable	457,327	217,570
Payoffs of mortgage debt	-	(20,194)
Principal payments of mortgage debt	(586)	(232)
Proceeds from margin securities debt	68,851	19,459
Payment of loan fees and deposits	(4,857)	(3,865)
Distributions paid	(86,556)	(27,334)
Distributions paid – MB REIT	(3,425)	(2,413)
Due from related parties	1,023	34
Due to related parties	643	(1,080)

Net cash flows provided by financing activities	931,967	1,197,987

Net increase (decrease) in cash and cash equivalents	(41,267)	778,248
Cash and cash equivalents, at beginning of period	409,360	302,492

Cash and cash equivalents, at end of period	$368,093	$1,080,740

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(232,074)	$(341,634)
Tenant improvement liabilities assumed at acquisition	16	640
Real estate tax liabilities assumed at acquisition	-	2,059
Security deposit liabilities assumed at acquisition	-	285
Other financings	-	2,760

	(232,058)	(335,890)

Purchase of RLJ Hotels	(932,200)	-
Assumption of mortgage debt at acquisition	426,654	-
Liabilities assumed at acquisition	2,481	-

	(503,065)	-

Cash paid for interest	$50,202	$16,561

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$30,743	$12,139

Accrued offering costs payable	$5,141	$14,761

Write off of in-place lease intangibles	$451	$127

Write off of below market lease intangibles	$8	$30

Write off of loan fees	$-	$2

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2007, which are included in the Company's 2007 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in this Quarterly Report.

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties, multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering  (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

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

March 31, 2008

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

Consolidated Developments

The Company has ownership interests in two development joint ventures. Stonebriar, LLC is a retail shopping center development in Plano, Texas, which the Company contributed $20,000 and receives a 12% preferred distribution. Stone Creek Crossing, L.P. is a retail shopping center development in San Marcos, Texas, which the Company contributed $25,762 and receives an 11% preferred return. Stonebriar LLC and Stone Creek Crossing, L.P. are considered  VIEs  as defined in FIN 46R, and the Company is considered the primary beneficiary for both joint ventures.  Therefore, these entities are consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

On January 24, 2008, the Company entered into a joint venture, Woodbridge Crossing, L.P., to acquire certain land located in Wylie, Texas and develop a 268,210 square foot shopping center for a total cost of approximately $49,400. On February 15, 2008, we contributed approximately $14,100, to the venture and will receive an 11% preferred return. Woodbridge is considered a VIE as defined in FIN 46(R), and the Company is considered the primary beneficiary.  Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

Other

The Company has ownership interests of 67% to 89% in various LLCs which own ten shopping centers.  These entities are considered VIEs as defined in FIN 46(R), and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain put/call provisions which grant

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in each LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

Unconsolidated entities

The entities listed below are owned by us and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to us and our joint venture partners in accordance with the respective partnership agreements. Except for our Insurance Captive, PDG/Inland Concord Venture LLC and L-Street, these joint ventures are not considered Variable Interest Entities as defined in FIN 46(R) however, the Company does have significant influence over, but does not control the ventures.  The Company's partners manage the day-to-day operations of the properties and hold key management positions.  Therefore, these entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations.

Joint Venture	Description	Ownership %	Investment at March 31, 2008	Investment at December 31, 2007
Net Lease Strategic Asset Fund L.P. (a)	Diversified portfolio of net lease assets	85%	195,936	$ 122,430

Cobalt Industrial REIT II (b)	Industrial portfolio	24%	51,710	51,215

Lauth Investment Properties, LLC (c)	Diversified real estate fund	(c)	175,563	160,375

D.R. Stephens Institutional Fund, LLC (d)	Industrial and R&D assets	90%	68,455	57,974

New Stanley Associates, LLP (e)	Lodging facility	60%	8,985	9,621

Chapel Hill Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	49%	10,386	10,394

Marsh Landing Hotel Associates, LLC (e)	Hampton Inn lodging facility	49%	4,717	4,802

Jacksonville Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	48%	2,396	2,464

Inland CCC Homewood Hotel LLC (f)	Lodging development	83%	2,772	1,846

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

Feldman Mall Properties, Inc. (g)	Publicly traded shopping center REIT	(g)	51,395	53,964

Oak Property & Casualty LLC (h)	Insurance Captive	22%	1,138	885

L-Street Marketplace, LLC (i)	Retail center development	20%	6,767	6,906

PDG/Inland Concord Venture LLC (j)	Retail center development	(j)	11,039	-

			$ 591,259	$ 482,876

(a)

On December 20, 2007, Net Lease Strategic Assets Fund L.P. acquired thirty primarily single-tenant net leased assets from Lexington Realty Trust and its subsidiaries for an aggregate purchase price of approximately $408,500, including assumption of debt.  We contributed approximately $121,900 to the venture for the purchase of these properties.  On March 25, 2008, the Company contributed an additional $72,500 to the venture; these funds were used to purchase eleven assets from Lexington Realty Trust for an aggregate purchase price of $270,200.

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

(d)

On April 27, 2007, the Company entered into the venture to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement, the Company will invest approximately $90,000 and is entitled to a preferred of 8.5% per annum.

(e)

Through the acquisition of Winston on July 1, 2007, the Company acquired joint venture interests in four hotels.

(f)

On September 20, 2007, the Company entered into a venture agreement for the purpose of developing a 111 room hotel in Homewood, Alabama.

(g)

The Company currently owns 1,283,500 common shares of Feldman Mall Properties, Inc. (“Feldman”) which represent 9.86% of the total outstanding shares at March 31, 2008.  The Company's common stock investment was valued at $3,324 at March 31, 2008 based on the ending stock price of $2.59 per share.  The Company has purchased 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. at a price of $25.00 per share, for a total investment of $50,000.  The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  The Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after September 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Furthermore, the series A preferred stock grants the Company two seats on the Board of Directors of Feldman. This investment is recorded in investment in unconsolidated entities on the Consolidated Balance Sheet and the preferred return is recorded in equity in earnings of unconsolidated entities on the Consolidated Statement of Operations.

Because the Company has the ability to significantly influence Feldman through two seats on the Board of Directors of Feldman, the Company’s investment in common stock of Feldman is retrospectively accounted for under the equity method of accounting. Such investment in common stock was previously accounted for as an investment in marketable securities. As a result of the retrospective application of the equity method to the investment in Feldman common shares, the 2007 amounts for the statement of operations and other comprehensive income were adjusted as follows: for the three months ended March 31, 2007, interest and dividend income were decreased by $292 and the equity in earnings of unconsolidated entities was decreased by $85, unrealized gain (loss) on investment securities was increased by $407, and net income applicable to common shares decreased by $377.

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of the Company's investment.  Based on recent net losses and declines in the common stock price of Feldman, the Company recognized a $1,419 impairment loss on its investment in unconsolidated entities for the three months ended March 31, 2008.

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

(i)

On October 16, 2007, the Company entered into a venture agreement to develop a retail center, known as the L Street Marketplace. The total cost of developing the land is expected to be approximately $55,800. As of December 31, 2007, we had contributed $7,000 to the venture. Operating proceeds will be distributed 80% to 120-L and 20% to the Company. We also will be entitled to receive a preferred return equal to 9.0% of our capital contribution.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered a primary beneficiary.

(j)

On March 10, 2008, the Company entered into a joint venture to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail center on that land.  The total cost is expected to be approximately $77,900.  On March 10, 2008, we contributed $11,000 to the venture. We will receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on our capital contribution through the first twenty-four months after the date of our initial investment; if we maintain our investment in the project for more than twenty-four months, we will receive a preferred return in an amount equal to 12% per annum over the remainder of

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

the term.  The company has contributed 100% of the equity.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.

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

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$1,748,158	$1,438,615
Other assets	498,660	455,879

Total Assets	2,246,818	1,894,494

Liabilities and Partners' and Shareholders Equity:

Mortgage debt	1,119,370	929,232
Other liabilities	110,393	109,147
Partners' and shareholders' equity	1,017,055	856,115

Total Liabilities and Partners' and Shareholders' Equity	2,246,818	1,894,494

Our share of historical partners' and shareholders' equity	575,271	475,183
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $394 and $0, respectively)	15,988	7,693

Carrying value of investments in unconsolidated joint ventures	$591,259	$482,876

	Three months ended March 31, 2008	Three months ended March 31, 2007
Statements of Operations:
Revenues	$49,330	$16,238

Expenses:
Interest expense and loan cost amortization	14,024	3,111
Depreciation and amortization	15,474	3,405
Operating expenses, ground rent and general and administrative expenses	26,810	9,874

Total expenses	56,308	16,390

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

Net loss (1)	$(6,978)	(152)

Our share of:
Net income, net of excess basis depreciation of $394 and $0	2,137	84
Depreciation and amortization (real estate related)	7,436	336

(1)

For the three months ended March 31, 2008, the Company estimated Feldman Mall Properties to have a $(7,831) loss based on their fourth quarter 2007 results.  This amount is included in the combined statement of operation above, of which the Company has recorded $690 of loss, in addition to an increase of the loss estimated and recorded in the fourth quarter of 2007 of $519.

Significant Acquisitions

RLJ Acquisition

On February 8, 2008, the Company consummated the merger among its wholly-owned subsidiary, Inland American Urban Hotels, Inc., and RLJ Urban Lodging Master, LLC and related entities, referred to herein as "RLJ." RLJ owned twenty-two full and select service lodging properties. This portfolio includes, among others, four Residence Inn® by Marriott hotels, four Courtyard by Marriott® hotels, four Hilton Garden Inn® hotels and two Embassy Suites® hotels, containing an aggregate of 4,059 rooms.

The transaction values RLJ at approximately $932,200 which includes (i) the purchase of 100% of the outstanding membership interests of RLJ or $466,419; (ii) an acquisition fee to the Business Manager of $22,334; (iii) professional fees and other transactional costs of $1,935; (iv) the assumption of $426,654 of mortgages payable; (v) the assumption of $2,482 accounts payable and accrued liabilities; and (vi) interest rate swap breakage and loan fees of $12,376.  The Company also funded $22,723 in working capital and lender escrows.  At December 31, 2007, the Company had deposited $45,000 in earnest money deposits that was included in other assets.  The deposits were used to complete the RLJ merger.

The following condensed pro forma financial information is presented as if the acquisition of RLJ had been consummated as of January 1, 2008, for the pro forma three months ended March 31, 2008 and January 1, 2007, for the pro forma three months ended March 31, 2007. The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2008, for the pro forma three months ended March 31, 2008 and January 1, 2007, for the pro forma three months ended March 31, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma
	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Total income	$251,151	104,533

Net income	$8,153	10,245

Net income available to common shareholders per common share	$.01	.05

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

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

March 31, 2008

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentations.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary for a fair presentation of the financial statements have been made.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized under the guidelines of SFAS 67, Accounting for Costs and Initial Rental Operations and Real Estate Projects.  Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.  Interest costs determined under guidelines of SFAS 34, Capitalization of Interest Costs (SFAS 34), are also capitalized during such periods.  Additionally, pursuant to SFAS 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method, the Company treats investments accounted for by the equity method as assets qualifying for interest capitalization provided (1) the investee has activities in progress necessary to commence its planned principal operations and (2) the investee’s activities include the use of such funds to acquire qualifying assets under SFAS 34.

Impairment

In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions, including projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions, are made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of March 31, 2008.

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

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at March 31, 2008 and December 31, 2007 consists of common stock investments that are classified as available-for-sale

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities,"  when a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.  For the three months ended March 31, 2008, the Company recorded $(3,912) in other than temporary impairments.

Notes Receivable

Notes receivable are considered for impairment in accordance with SFAS No. 114: “Accounting by Creditors for Impairment of a Loan”.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of March 31, 2008 and December 31, 2007.

Acquisition of Real Estate Properties

The Company’s application of the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the three months ended March 31, 2008 and 2007. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $662 and $453 was applied as a reduction to rental income for the three months ended March 31, 2008 and 2007, respectively.  Amortization pertaining to the below market lease costs of $716 and $414 was applied as an increase to rental income for the three months ended March 31, 2008 and 2007, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $16,225 and $8,073 for the three months ended March 31, 2008 and 2007, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of March 31, 2008, no amount has been allocated to customer relationship value.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at March 31, 2008.

Amortization of:	2008	2009	2010	2011	2012	Thereafter
Acquired above
market lease costs	$(1,788)	(2,020)	(1,877)	(1,550)	(978)	(3,798)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

Acquired below
market lease costs	2,092	2,662	2,595	2,511	2,355	27,625

Net rental income
Increase	$304	642	718	961	1,377	23,827

Acquired in-place lease
Intangibles	$41,733	50,065	45,308	39,722	36,247	122,227

Acquisition of Real Estate Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 “Business Combinations”. The assets and liabilities of the acquired entities are recorded by the Company using the fair value at the date of the transaction and allocated to tangible and intangible assets acquired and liabilities assumed.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company amortizes identified intangible assets that are determined to have finite lives over the period which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.  Investments in lodging facilities are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties.  The purchase price allocation for the RLJ merger, Woodland and Chelsea hotels are substantially complete, but are subject to adjustment within one year of acquisition, which would likely affect the amount of depreciation expense recorded.  The Company could record goodwill on finalization of the purchase price allocation.  The operating results of each of the consolidated acquired hotels are included in our statement of operations from the date acquired.

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $18,464 and $5,228, earnout escrows of $9,043 and $11,020 and lodging furniture, fixtures and equipment reserves of $18,583 and $8,217 as of March 31, 2008 and December 31, 2007, respectively.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

Restricted cash and offsetting liability consist of funds received from investors that have not been executed to purchase shares and funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items.

Fair Value of Financial Instruments

The estimated fair value of the Company's mortgage debt was $3,778,565 and $2,895,525 as of March 31, 2008 and December 31, 2007, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The estimated fair value of the Company’s notes receivable was $315,329 and $280,137 as of March 31, 2008 and December 31, 2007, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

Other

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement."  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents sales net of sales taxes.  Adoption on January 1, 2007 did not have an effect on the Company's policy related to sales taxes and therefore, did not have an effect on the Company's consolidated financial statements.

(3)  Transactions with Related Parties

As of March 31, 2008 and December 31, 2007, the Company had incurred $611,338 and $557,122 of offering costs, respectively, of which $581,990 and $530,522, respectively, was paid or accrued to related parties. In accordance with the terms of the offerings, the Business Manager has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of March 31, 2008 and December 31, 2007, the offering costs for the initial offering did not exceed the 4.5% and 15% limitations.  The Company anticipates that second offering costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Business Manager.

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $51,468 and $115,359 for the three months ended March 31, 2008 and 2007, of which $4,734 and $3,856 was unpaid as of March 31, 2008 and December 31, 2007, respectively, and is included in the offering costs described above.

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  For the three months ended March 31, 2008 and 2007, the Company reimbursed $2,465 and $2,043 of these costs, respectively, of which $143 and $1,690 remained unpaid as of March 31, 2008 and December 31, 2007, respectively.

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for the Company and 200 dollars per month, per loan for MB REIT.  For the three months ended March 31, 2008 and 2007, fees totaled $68 and $35, respectively, none of which remained unpaid as of March 31, 2008 and December 31, 2007.

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the three months ended March 31, 2008 and 2007, the Company paid loan fees totaling $1,054 and $435, respectively, to this related party.  None remained unpaid as of March 31, 2008 and December 31, 2007.

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the three months ended March 31, 2008 and 2007, our average invested assets were $7,705,379 and $3,880,418 and our operating expenses, as defined, were $6,112 and $4,349 or .32%, and .45%, respectively, of average invested assets.  The Company incurred fees of $0 and $1,500 for the three months ended March 31, 2008 and 2007, respectively, of which none remained unpaid as of March 31, 2008 and December 31, 2007.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $9,000 and $2,400 paid for the years ended December 31, 2007 and 2006.

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  The Company incurred fees of $22,334 for the three months ended March 31, 2008, of which $500 remained unpaid.  No fees were incurred for the three months ended March 31, 2007.

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.  The Company incurred and paid property management fees of $5,135 and $2,697 for the three months ended March 31, 2008 and 2007.  None remained unpaid as of March 31, 2008 and December 31, 2007.

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 41,124 and 787,676 shares to related parties and recognized an expense related to these discounts of $42 and $461 for the three months ended March 31, 2008 and 2007, respectively.

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $618 and $354 during the three months ended March 31, 2008 and 2007, respectively, of which $429 and $340 remained unpaid as of March 31, 2008 and December 31, 2007, respectively.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

As of March 31, 2008 and December 31, 2007, the Company owed funds to related parties of the Business Manager in the amount of $2,333 and $1,690, respectively, for reimbursement of general and administrative costs, monies paid on the Company's behalf and acquisition fees.

(4)  Notes Receivable

The Company's notes receivable balance was $315,366 and $281,221 as of March 31, 2008 and December 31, 2007, respectively, and consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land, shopping center and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.1864% to 10.64% per annum.  For the three months ended March 31, 2008 and 2007, the Company recorded interest income from notes receivable of $6,074 and $1,374, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

(5)  Investment Securities

Investment in securities of $344,847 at March 31, 2008 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on March 31, 2008, the Company has accumulated other comprehensive income (loss) of $(49,711), which includes gross unrealized losses of $54,946.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $248,830 as of March 31, 2008.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three months ended March 31, 2008 and 2007, the Company realized gains of $0 and $5,688, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the three months ended March 31, 2008, the Company recorded a write-down of $3,912 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the Consolidated Statement of Operations.  No write-downs were recorded for the three months ended March 31, 2007.  Dividend income is recognized when earned. During the three months ended March 31, 2008 and 2007, dividend income of $7,874 and $2,258, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of March 31, 2008 and December 31, 2007, the Company has recorded a payable of $142,310 and $73,459, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 25 and 50 basis points. At March 31, 2008 and December 31, 2007, this rate was 3.224% to 3.474% and 5.54%. Interest expense in the amount of $1,025 and $630 was recognized in interest expense on the Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the three months ended March 31, 2008 and 2007, the Company issued no options to its independent directors.  As of March 31, 2008 and 2007, there were a total of 23,000 and 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.44 on the date of the grant using the Black Scholes option-pricing model.  During the three months ended March 31, 2008 and 2007, the Company recorded $1 and $1, respectively, of expense related to stock options.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

 (7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $166 and $127 during the three months ended March 31, 2008 and 2007, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2008	$357,976	*
2009	357,970
2010	343,082
2011	324,547
2012	298,584
Thereafter	1,734,223
Total	$3,416,382

* For the twelve month period from January 1, 2008 through December 31, 2008.

The remaining lease terms range from one year to 37 years.  Pursuant to the lease agreements, certain tenants are required to reimburse the Company for some or their entire pro rata share of the real estate taxes, operating expenses and management fees of the properties.  Such amounts are included in tenant recovery income.  "Net" leases require tenants to pay a share, either prorated or fixed, of all, or a majority, of a particular property's operating expenses, including real estate taxes, special assessments, utilities, insurance, common area maintenance and building repairs, as well as base rent or percentage rent payments.  The majority of the revenue from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the Consolidated Statements of Operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the Consolidated Statements of Operations.

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties which expire in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the three

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

months ended March 31, 2008 and 2007, ground lease rent was $403 and $132, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2008	$734
2009	983
2010	989
2011	990
2012	992
Thereafter	40,266
Total	$44,954

(8) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of March 31, 2008 were $3,846,350 and had a weighted average interest rate of 5.41%.  As of March 31, 2008, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	183,882	103,667	94,027	2,419,103
Variable rate debt (mortgage loans)	340,969	242,334	341,300	16,297	7,709	97,062

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	5.05%	5.19%	5.73%	5.73%
Variable rate debt (mortgage loans)	5.20%	4.55%	4.39%	4.74%	4.81%	4.81%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2008, the Company was in compliance with such covenants.

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $7,396, net of accumulated amortization, was outstanding at March 31, 2008.

As of March 31, 2008, in connection with six mortgages payables that have variable interest rates, we have entered into interest rate swap agreements, with a notional value of $624,105, that converted the variable-rate debt to fixed.   The interest rate swaps were considered effective as of March 31, 2008.

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2008 (dollar amounts stated in thousands):

		SWAP End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	March 31, 2008 (2)

November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(1,284)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

December 14, 2007	December 18, 2007	December 10, 2008	4.32%	1 month LIBOR	281,168	(4,045)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(1,264)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(200)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(256)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(63)

					$ 624,105	$ (7,112)

(1)  Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

(2)  The fair value was determined by a discounted cash flow model based on changes in interest rates.

Two interest rate swaps entered into in December 2007 were not considered effective until January 8, 2008 and we recorded a loss and related liability of $1,293 for the three months ended March 31, 2008.  Such loss is included in interest expense on the Consolidated Statement of Operations and the liability is included in other liabilities on the Consolidated Balance Sheet.

The Company has purchased a portion of its securities through margin accounts.  As of March 31, 2008, the Company has recorded a payable of $142,310 for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 25 and 50 basis points.  At March 31, 2008, this rate was equal to 3.224% to 3.474%.

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

Taxable REIT Subsidiaries

The components of income tax expense of the Company’s taxable REIT subsidiaries for the three months ended March 31, 2008 consist of the following:

	Federal	State	Total
Current	$112	$(23)	$89
Deferred	143	14	157

Total expense	$255	$(9)	$246

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

The components of the deferred tax assets relating to the Company’s taxable REIT subsidiaries as of March 31, 2008 were as follows:

Net operating loss - TRS.	$4,968
Lease acquisition costs - Barclay Holding, Inc.	2,981

Total deferred tax assets	7,949

Less: Valuation allowance	(4,275)

Net realizable deferred tax asset	$3,674

The Company has estimated its income tax expense using a combined federal and state rate of 37.3%.

Texas Margin Tax

In 2006, the state of Texas enacted new tax legislation.  This legislation restructured the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax.  As such, the Company has recorded income tax expense of $272 and $113 for the three months ended March 31, 2008 and 2007, respectively and has recorded a net deferred tax liability related to temporary differences of $1,385 and $1,506 for the three months ended March 31, 2008 and 2007, respectively.

Income tax expense for the three months ended March 31, 2008 and 2007 consists of the following:

	2008	2007
Current	$393	$-
Deferred	(121)	113

Total expense	$272	$113

For the three months ended March 31, 2008, income tax expense of $518 is comprised of federal, state and local tax expense on wholly-owned taxable REIT subsidiaries in addition to Texas margin tax from all operations.

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

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  One tenant, AT&T, Inc., accounted for 12% and 20% of consolidated rental revenues for the three months ended March 31, 2008 and 2007, respectively.  This concentration of revenues by one tenant increases the Company's risk associated with nonpayment by this tenant.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

The following table summarizes net property operations income by segment for the three months ended March 31, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$93,200	$26,138	$45,664	$15,979	$-	$5,419
Straight-line rents	4,220	1,330	1,662	1,228	-	-
Amortization of acquired above and below market leases, net	54	(240)	383	(89)	-	-
Total rentals	$97,474	$27,228	$47,709	$17,118	$-	$5,419

Tenant recoveries	18,090	6,482	10,661	947	-	-
Other income	3,065	1,753	766	31	-	515
Lodging operating income	116,893	-	-	-	116,893	-
Total revenues	$235,522	$35,463	$59,136	$18,096	$116,893	$5,934

Operating expenses	$105,954	$11,235	$16,665	$1,759	$73,266	$3,029

Net property operations	$129,568	$24,228	$42,471	$16,337	$43,627	$2,905

Depreciation and amortization	$(73,072)
General and administrative	$(6,627)
Interest and other investment income	$17,627
Interest expense	$(49,763)
Income tax benefit	$(518)
Other income (loss)	$(585)
Realized loss on securities, net	$(3,912)
Equity in earnings (loss) of unconsolidated entities	$2,137
Impairment of investment in unconsolidated entities	(1,419)
Minority interest	$(2,379)

Net income applicable to common shares	$11,057

Balance Sheet Data:
Real estate assets, net	$7,424,626	$1,254,969	$2,736,332	$802,344	$2,429,170	$201,811
Capital expenditures	32,071	4,284	2,367	35	25,359	26
Non-segmented assets	2,142,185
Total assets	$9,598,882

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

The following table summarizes net property operations income by segment for the three months ended March 31, 2007.

	Total	Office	Retail	Industrial	Multi-Family

Property rentals	$48,030	$20,871	$18,570	$7,679	$910
Straight-line rents	2,540	1,166	639	735	-
Amortization of acquired above and below market leases, net	(9)	(202)	239	(46)	-
Total rentals	$50,561	$21,835	$19,448	$8,368	$910

Tenant recoveries	11,550	5,003	6,190	357	-
Other income	1,620	1,170	398	7	45
Total revenues	$63,731	$28,008	$26,036	$8,732	$955

Operating expenses	$16,921	$7,580	$8,309	$743	$289

Net property operations	$46,810	$20,428	$17,727	$7,989	$666

Depreciation and amortization	$(26,570)
Business manager management fee	$(1,500)
General and administrative	$(3,109)
Interest and other investment income	$10,430
Interest expense	$(17,610)
Income tax expense	$(219)
Other income	$130
Realized gain on securities, net	$5,688
Minority interest	$(2,338)

Net income applicable to common shares	$11,712

Balance Sheet Data:
Real estate assets, net	$2,772,888	$1,159,874	$1,075,056	$457,136	$80,822
Capital expenditures	1,298	1,020	278	-	-
Non-segmented assets	1,518,905

Total assets	$4,293,091

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

(11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net income for the three months ended March 31, 2008 and 2007, the diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive because of a net loss or immaterial because of the immaterial number of common stock equivalents.

The basic and diluted weighted average number of common shares outstanding was 575,543,596 and 205,589,116 for the three months ended March 31, 2008 and 2007.

(12)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $33,140 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of March 31, 2008, the Company has approximately $5,935 of rate lock deposits outstanding.  The agreements locked interest rates ranging from 4.676% to 5.65% on approximately $66,800 in principal.

As of March 31, 2008, the Company had outstanding commitments to fund approximately $400,000 into joint ventures or mortgage notes.  The Company intends on funding these commitments with cash on hand of approximately $368,000 and anticipated capital raised through our second offering of approximately $540,000 (net of offering costs) through June 30, 2008.

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN.  The complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties.  The complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett.  The complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property.  With respect to the remaining three development hotels, the complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20.1 million.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

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

(13) Fair Value Disclosures

The Company’s valuation of marketable equity securities utilize unadjusted quoted prices determined by active markets for the specific securities the Company has invested in, and therefore fall into Level 1 of the fair value hierarchy.  The Company’s valuation of its interest rate derivative instruments fall into Level 2, and are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward curves.

The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probably dividend yields.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at March 31, 2008
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$ 344,847
Total assets	$ 344,847

Derivative interest rate instruments liabilities		$ (7,112)

Put/call agreement in MB REIT			$ (2,720)
Total liabilities		$ (7,112)	$ (2,720)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

(14)  New Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends Statement No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  Statement No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the application of this Statement and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the fair value option for any such financial assets and liabilities.

In September 2006, FASB issued Statement No. 157 “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) “Share-Based Payment.”  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008.  The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2008

(15)  Subsequent Events

We paid distributions to our stockholders of $.05167 per share totaling $30,743 and $31,817 in April and May 2008.

The Company is obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from April 1, 2008 through May 14, 2008, the Company funded earnouts totaling $1,965 at one of the existing properties.

The mortgage debt financings obtained subsequent to March 31, 2008, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
Persis Portfolio	04/03/08	16,800	5.65%	05/01/33

Atlas Portfolio	04/04/08	44,486	5.87%	04/04/13

During the month of April, the Company funded $30,477 to Lauth Investment Properties, LLC

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  These forward-looking statements are qualified by the factors which could affect our performance are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2007, under the heading "Risk Factors."

The following discussion and analysis relates to the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. (Dollar amounts stated in thousands, except for per share revenue per available room and average daily rate).

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.  To achieve these objectives, we selectively acquire and actively manage investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease and release space at favorable rates, control expenses, and maintain strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors.

On a consolidated basis, essentially all of our revenues and operating cash flows for the three months ended March 31, 2008 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on cash investments, and dividend and sale income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.

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

Properties

General

As of March 31, 2008, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned fee simple and leasehold interests in 784 properties, excluding our lodging and development properties, located in 33 states.  In addition, we, through our wholly owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, owned 98 lodging properties in 24 states.  We own interests in retail, office, industrial/distribution, multi-family properties, development properties and lodging properties.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2008 annualized base rent based on the properties owned as of March 31, 2008, excluding our lodging and development properties. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Bank	Retail/Office	52,989	13.74%	2,270,701	6.45%
AT&T Centers	Office	44,770	11.61%	3,610,424	10.25%
Atlas Cold Storage	Industrial/Distribution	12,370	3.21%	1,896,815	5.39%
C&S Wholesalers	Industrial/Distribution	10,496	2.72%	1,720,000	4.88%
Stop & Shop	Retail	10,164	2.63%	601,652	1.71%
Citizens Bank	Retail	9,102	2.36%	907,005	2.58%
Lockhead Martin	Office	8,648	2.24%	340,772	0.97%
Cornerstone Consolidated Srvs Group	Industrial/Distribution	5,617	1.46%	970,168	2.75%
Randall's Food and Drug	Retail	5,557	1.44%	650,137	1.85%
Pearson Education, Inc	Industrial/Distribution	3,665	0.95%	1,091,435	3.10%

The following tables set forth certain summary information about the properties as of March 31, 2008 and the location and character of the properties that we own.  (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Retail Segment

Retail Properties	Location	GLA Occupied as of 03/31/08	% Occupied as of 03/31/08	Number of Occupied Tenants as of 03/31/08	Mortgage Payable as of 03/31/08 ($)
Bradley Portfolio	Multiple States	114,308	100%	5	11,126
Citizens Portfolio	Multiple States	993,926	100%	160	200,000
NewQuest Portfolio	Multiple States	2,046,158	92%	435	37,394
Six Pines Portfolio	Multiple States	1,374,509	91%	246	158,500
Stop & Shop Portfolio	Multiple States	599,830	100%	9	85,053
SunTrust Portfolio	Multiple States	1,976,720	100%	420	464,672
Paradise Shops of Largo	Largo, FL	50,441	92%	5	7,325
Buckhorn Plaza	Bloomsburg, PA	78,159	98%	14	9,025
Lakewood Shopping Center, Phase 1	Margate, FL	142,177	95%	29	11,715
Monadnock Marketplace	Keene, NH	200,791	100%	12	26,785
Triangle Center	Longview, WA	244,396	97%	35	23,600
Canfield Plaza	Canfield, OH	86,839	86%	9	7,575
Shakopee Shopping Center	Shakopee, MN	35,972	35%	1	8,800
Plaza at Eagles Landing	Stockbridge, GA	29,265	88%	9	5,310

Brooks Corner	San Antonio, TX	165,388	96%	20	14,276
Lincoln Mall	Lincoln, RI	409,726	93%	39	33,835
The Market at Hilliard	Hilliard, OH	113,620	99%	13	11,220
Fabyan Randall	Batavia, IL	85,535	94%	12	13,405
Lincoln Village	Chicago, IL	163,168	100%	29	22,035
Parkway Center North (Stringtown)	Grove City, OH	128,457	97%	11	-
Sherman Plaza	Evanston, IL	143,946	95%	18	30,275
New Forest Crossing II	Houston, TX	26,700	100%	8	3,438
State Street Market	Rockford, IL	193,657	100%	6	10,450
Market at Morse/Hamilton	Gahanna, OH	44,742	100%	12	7,893
Wickes - Lake Zurich	Lake Zurich, IL	42,792	100%	1	5,767
Parkway Centre North Outlot Building B	Grove City, OH	10,245	100%	6	-
Crossroads at Chesapeake Square	Chesapeake, VA	117,351	96%	20	11,210
Chesapeake Commons	Chesapeake, VA	79,476	100%	3	8,950
Gravois Dillon Plaza Phase I and II	High Ridge, MO	145,110	98%	23	12,630
Pavilions at Hartman Heritage	Independence, MO	203,191	91%	23	23,450
Shallotte Commons	Shallotte, NC	85,897	100%	11	6,078
Legacy Crossing	Marion, OH	128,184	95%	16	10,890
Northwest Marketplace	Houston, TX	180,520	97%	28	19,965
Lakewood Shopping Center, Phase II	Margate, FL	87,602	100%	6	-
Washington Park Plaza	Homewood, IL	229,707	97%	27	30,600
Lord Salisbury Center	Salisbury, MD	113,821	100%	11	12,600
Riverstone Shopping Center	Missouri City, TX	264,909	97%	15	-
Middleburg Crossing	Middleburg, FL	60,220	94%	11	-
Spring Town Center III	Spring, TX	23,788	78%	6	-
Lakeport Commons	Sioux City, IA	259,251	92%	27	-
Forest Plaza	Fond du Lac, WI	119,859	98%	7	2,235
Streets of Cranberry	Cranberry Township, PA	85,923	80%	22	24,425
McKinney TC Outlots	McKinney, TX	17,600	100%	5	-
Penn Park	Oklahoma City, OK	241,434	100%	19	31,000
Total Retail Properties		11,945,310	95% (1)	1,844	$ 1,403,507

(1)

weighted average physical occupancy

The square footage for New Quest Portfolio, Six Pines Portfolio, Northwest Marketplace, Brooks Corner, Crossroads at Chesapeake Square, Lakewood Shopping Center, Lincoln Mall, Lincoln Village, Market at Morse, Gravois Dillon Plaza, Buckhorn Plaza, Forest Plaza, McKinney Town Center, Penn Park, and Washington Park Plaza includes an aggregate of 742,481 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied as of 03/31/08	% Occupied as of 03/31/08	Number of Occupied Tenants as of 03/31/08	Mortgage Payable as of 03/31/08 ($)
Bradley Portfolio	Multiple States	541,710	100%	7	54,415
NewQuest Portfolio	Multiple States	21,616	76%	3	-
SunTrust Office I Portfolio	Multiple States	167,048	100%	8	22,560
SunTrust Office II Georgia	Atlanta, GA	44,054	100%	1	4,402

SunTrust Office III Portfolio	Multiple States	82,879	100%	4	5,472
Lakeview Technology Center	Suffolk, VA	110,007	100%	2	14,470
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Dulles Executive Plaza I and II	Herndon, VA	360,493	95%	6	68,750
IDS	Minneapolis, MN	1,338,577	90%	292	161,000
Washington Mutual	Arlington, TX	239,905	100%	1	20,115
AT&T St.Louis	St. Louis, MO	1,461,274	100%	1	112,695
AT&T Cleveland	Cleveland, OH	458,936	100%	1	29,242
Worldgate Plaza	Herndon, VA	293,037	91%	6	59,950
Total Office Properties		6,962,860	97% (1)	334	770,868

(1)

weighted average physical occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied as of 03/31/08	% Occupied as of 03/31/08	Number of Occupied Tenants as of 03/31/08	Mortgage Payable as of 03/31/08 ($)
Bradley Portfolio (2)	Multiple States	5,076,439	86%	19	206,080
C&S Portfolio	Multiple States	1,720,000	100%	4	82,500
Persis Portfolio	Multiple States	583,900	100%	2	-
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process Facility	Sugarland, TX	150,000	100%	1	8,201
Schneider Electric	Loves Park, IL	545,000	100%	1	11,000
Prologis Portfolio	Multiple States	2,011,155	87%	35	32,450
Atlas Cold Storage Portfolio	Multiple States	1,896,815	100%	11	50,000
Total Industrial/Distribution Properties		12,145,922	91% (1)	74	395,991

(1)

weighted average physical occupancy

(2)

the portfolio has 100% economic occupancy

Multi-family Segment

Multi-Family Properties	Location	GLA Occupied as of 03/31/08	% Occupied as of 03/31/08	Number of Occupied Units as of 03/31/08	Mortgage Payable as of 03/31/08 ($)
Fields Apartment Homes	Bloomington, IN	301,533	93%	288	18,700
Southgate Apartments	Louisville, KY	205,704	88%	256	10,725
The Landings at Clear Lakes	Webster, TX	288,423	85%	364	18,590
The Villages at Kitty Hawk	Universal City, TX	214,402	87%	308	11,550
Waterford Place at Shadow Creek	Pearland, TX	281,259	86%	296	16,500
Encino Canyon Apartments	San Antonio, TX	222,064	88%	228	12,000
Seven Palms	Webster, TX	290,438	87%	360	18,750
University House at UAB	Birmingham, AL	130,502	69%	496	-
Total Multi-Family Properties		1,934,325	86% (1)	2,596	$ 106,815

(1)

weighted average physical occupancy

Lodging Segment

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Period Ended 03/31/08 ($)	Average Daily Rate for the Period Ended 03/31/08 ($)	Occupancy for the Period Ended 03/31/08	Mortgage Payable As of 03/31/08 ($)
Inland American Winston Hotels, Inc.
Comfort Inn Riverview	Charleston, SC	Choice	129	51	85	60%	-
Comfort Inn University	Durham, NC	Choice	136	40	74	54%	-
Comfort Inn Cross Creek	Fayetteville, NC	Choice	123	68	84	81%	-
Comfort Inn Orlando	Orlando, FL	Choice	214	50	70	71%	-
Courtyard by Marriott	Ann Arbor, MI	Marriott	160	77	113	68%	12,225
Courtyard by Marriott Brookhollow	Houston, TX	Marriott	197	75	128	59%	-
Courtyard by Marriott Northwest	Houston, TX	Marriott	126	78	128	61%	7,263
Courtyard by Marriott Roanoke Airport	Roanoke, VA	Marriott	135	91	137	67%	14,651
Courtyard by Marriott Chicago- St. Charles	St. Charles, IL	Marriott	121	54	108	50%	-
Courtyard by Marriott	Wilmington, NC	Marriott	128	69	104	66%	-
Courtyard By Marriott Richmond Airport	Sandston (Richmond), VA	Marriott	142	85	114	75%	-
Fairfield Inn	Ann Arbor, MI	Marriott	110	49	90	54%	-
Hampton Inn Suites Duluth- Gwinnett	Duluth, GA	Hilton	136	65	104	62%	9,585
Hampton Inn Baltimore-Inner Harbor	Baltimore, MD	Hilton	116	91	159	57%	14,000
Hampton Inn Raleigh-Cary	Cary, NC	Hilton	129	66	96	69%	-
Hampton Inn University Place	Charlotte, NC	Hilton	126	65	103	63%	-
Comfort Inn Medical Park	Durham, NC	Choice	136	39	71	55%	-
Hampton Inn	Jacksonville, NC	Hilton	122	84	95	88%	-
Hampton Inn Atlanta- Perimeter Center	Atlanta, GA	Hilton	131	78	119	65%	8,450
Hampton Inn Crabtree Valley	Raleigh, NC	Hilton	141	59	106	55%	-
Hampton Inn White Plains- Tarrytown	Elmsford, NY	Hilton	156	83	159	53%	15,643
Hilton Garden Inn Albany Airport	Albany, NY	Hilton	155	79	131	61%	-
Hilton Garden Inn Atlanta Winward	Alpharetta, GA	Hilton	164	74	134	55%	10,503
Hilton Garden Inn	Evanston, IL	Hilton	178	83	136	61%	19,928
Hilton Garden Inn RDU Airport	Morrisville, NC	Hilton	155	96	137	70%	-
Hilton Garden Inn Chelsea	New York, NY	Hilton	169	133	216	61%	-
Hilton Garden Inn Hartford North Bradley International	Windsor, CT	Hilton	157	74	133	55%	10,384
Holiday Inn Express Clearwater Gateway	Clearwater, FL	IHG	126	75	114	66%	-
Holiday Inn Harmon Meadow- Secaucus	Secaucus, NJ	IHG	161	91	144	63%	-
Homewood Suites	Cary, NC	Hilton	150	89	123	72%	12,747
Homewood Suites	Durham, NC	Hilton	96	78	105	75%	7,950
Homewood Suites Houston- Clearlake	Houston, TX	Hilton	92	96	117	82%	7,222
Homewood Suites	Lake Mary, FL	Hilton	112	91	119	76%	9,900

Homewood Suites Metro Center	Phoenix, AZ	Hilton	126	102	141	72%	6,330
Homewood Suites	Princeton, NJ	Hilton	142	75	127	59%	-
Homewood Suites Crabtree Valley	Raleigh, NC	Hilton	137	74	122	61%	12,868
Quality Suites	Charleston, SC	Choice	168	69	95	73%	10,350
Residence Inn	Phoenix, AZ	Marriott	168	85	153	55%	-
Residence Inn Roanoke Airport	Roanoke, VA	Marriott	79	70	125	56%	5,762
Towneplace Suites Northwest	Austin, TX	Marriott	127	68	95	71%	-
Towneplace Suites Birmingham-Homewood	Birmingham, AL	Marriott	128	44	84	52%	-
Towneplace Suites	College Station, TX	Marriott	94	61	84	73%	-
Towneplace Suites Northwest	Houston, TX	Marriott	128	64	110	59%	-
Towneplace Suites	Houston, TX (Clearlake)	Marriott	94	73	99	74%	-
Courtyard by Marriott Country Club Plaza	Kansas City, MO	Marriott	123	88	145	61%	10,535
Hilton Garden Inn	North Canton, OH	Hilton	121	81	139	58%	7,709
Hilton Garden Inn	Wilmington, NC	Hilton	119	64	114	57%	-

Inland American Orchard Hotels, Inc.
Courtyard by Marriott Williams Center	Tucson, AZ	Marriott	153	98	135	72%	16,030
Courtyard by Marriott	Lebanon, NJ	Marriott	125	75	126	59%	10,320
Courtyard by Marriott Quorum	Addison, TX	Marriott	176	85	126	68%	18,860
Courtyard by Marriott	Harlingen, TX	Marriott	114	67	101	67%	6,790
Courtyard by Marriott Westchase	Houston, TX	Marriott	153	99	144	69%	16,680
Courtyard by Marriott West University	Houston, TX	Marriott	100	103	138	74%	10,980
Courtyard by Marriott West Lands End	Fort Worth, TX	Marriott	92	78	114	69%	7,550
Courtyard by Marriott Dunn Loring-Fairfax	Vienna, VA	Marriott	206	90	150	60%	30,810
Courtyard by Marriott Seattle- Federal Way	Federal Way, WA	Marriott	160	103	134	77%	22,830
Hilton Garden Inn Tampa Ybor	Tampa, FL	Hilton	95	143	171	84%	9,460
Hilton Garden Inn	Westbury, NY	Hilton	140	121	158	77%	21,680
Homewood Suites Colorado Springs North	Colorado Springs, CO	Hilton	127	46	90	51%	7,830
Homewood Suites	Baton Rouge, LA	Hilton	115	107	131	82%	12,930
Homewood Suites	Albuquerque, NM	Hilton	151	74	99	75%	10,160
Homewood Suites Cleveland-Solon	Solon, OH	Hilton	86	74	112	66%	5,490
Residence Inn Williams Centre	Tucson, AZ	Marriott	120	114	148	77%	12,770
Residence Inn Cypress- Los Alamitos	Cypress, CA	Marriott	155	103	134	77.%	20,650

Residence Inn South Brunswick-Cranbury	Cranbury, NJ	Marriott	108	70	118	59%	10,000
Residence Inn Somerset- Franklin	Franklin, NJ	Marriott	108	83	108	78%	9,890
Residence Inn	Hauppauge, NY	Marriott	100	104	135	78%	10,810
Residence Inn Nashville Airport	Nashville, TN	Marriott	168	80	96	84%	12,120
Residence Inn West University	Houston, TX	Marriott	120	105	135	77%	13,100
Residence Inn	Brownsville, TX	Marriott	102	80	108	74%	6,900
Residence Inn DFW Airport North	Dallas-Fort Worth, TX	Marriott	100	91	120	76%	9,560
Residence Inn Westchase	Houston Westchase, TX	Marriott	120	95	121	78%	12,550
Residence Inn Park Central	Dallas, TX	Marriott	139	70	101	69%	8,970
SpringHill Suites	Danbury, CT	Marriott	106	74	110	67%	9,130
Inland American Urban Hotels, Inc. (2)
Courtyard by Marriott	Annapolis-Ft Meade, MD	Marriott	140	91	133	68%	14,400
Marriott Atlanta Century Center	Atlanta, GA	Marriott	287	85	128	66%	16,704
Courtyard by Marriott	Birmingham, AL	Marriott	122	112	140	80%	10,500
Marriott Residence Inn	Cambridge, MA	Marriott	221	148	173	85%	44,000
Courtyard by Marriott	Elizabeth, NJ	Marriott	203	90	108	83%	16,030
Marriott Residence Inn	Elizabeth, NJ	Marriott	198	89	114	78%	17,700
Courtyard by Marriott	Ft Worth, TX	Marriott	203	116	154	75%	15,570
Marriott Residence Inn	Poughkeepsie, NY	Marriott	128	105	142	74%	13,350
Embassy Suites	Beachwood/ Cleveland, OH	Hilton	216	87	127	69%	15,288
Marriott	Chicago, IL	Marriott	113	136	169	81%	13,000
Doubletree	Washington, DC	Hilton	220	147	172	85%	26,398
Residence Inn	Baltimore, MD	Marriott	188	139	163	85%	40,040
Hilton Garden Inn	Burlington, MA	Hilton	179	77	125	62%	15,529
Hilton Garden Inn	Washington, DC	Hilton	300	194	213	91%	61,000
Hampton Inn Suites	Denver, CO	Hilton	148	92	134	69%	11,880
Embassy Suites	Hunt Valley, MD	Hilton	223	79	119	66%	13,943
Hilton Suites	Phoenix, AZ	Hilton	226	147	198	74%	22,882
Hilton Garden Inn	Colorado Springs, CO	Hilton	154	38	97	39%	8,839
Homewood Suites	Houston, TX	Hilton	162	124	141	88%	15,500
Hilton Garden Inn	San Antonio, TX	Hilton	117	90	124	73%	10,420
Hyatt Place	Medford/Boston, MA	Hyatt	157	77	108	71%	13,404
Doubletree	Atlanta, GA	Hilton	154	81	111	73%	10,085
Inland American Lodging Corporation
Hilton University of Florida Hotel & Convention Center	Gainesville, FL	Hilton	248	105	146	72%	27,775
The Woodlands Waterway® Marriott Hotel & Convention Center	The Woodlands, TX	Marriott	341	149	205	73%	75,400
Total Lodging Properties:		14,470	91	129	69%	1,088,492

(1)

Our hotels generally are operated under franchise agreements with franchisors including Marriott International, Inc. (“Marriott”), Hilton Hotels Corporation (“Hilton”), Intercontinental Hotels Group PLC (“IHG”) and Choice Hotels International (“Choice”).

(2)

The information presented reflects the period from February 8, 2008 to March 31, 2008.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2008 and 2007.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 94 of our investment properties satisfied the criteria of being owned for the entire three month period ended March 31, 2007 and 2008, respectively, and are referred to herein as "same store" properties.  These properties comprise approximately 14.7 million square feet.  The "same store" properties represent approximately 42% of the square footage of our portfolio, excluding lodging properties, at March 31, 2008.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  A majority of our "same store" properties are in the office, retail and industrial segments.  Therefore, "same store" analysis is only presented in the office, retail and industrial segment results. All dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three months ended March 31, 2008 and March 31, 2007

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net Income	$11,057	$11,712

Net Income per share	.02	.06

Net Income per share decreased from $.06 per share to $.02 per share for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  The primary reason for the decrease was a $5,688 realized gain on investment securities for the three months ended March 31, 2007, which increased net income per share by $.03/share.  For the three months ended March 31, 2008, we realized a $(3,912) loss on other than temporary impairments on investment securities which decreased net income per share by $.01.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Other property income consists of other miscellaneous property income.  Total property revenues were $235,522 and $63,731 for the three months ended March 31, 2008 and 2007, respectively.

Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

Our lodging properties generate revenue through sales of rooms and associated food and beverage services.  We measure our financial performance by revenue generated per available room known as RevPAR, which is an operational measure commonly used in the hotel industry to evaluate hotel performance.  RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues.

	Three months ended March 31, 2008	Three months ended March 31, 2007	2008 increase (decrease) from 2007
Property rentals	$93,200	$48,030	$45,170
Straight-line rents	4,220	2,540	1,680
Amortization of acquired above and below market leases, net	54	(9)	63

Total rental income	$97,474	$50,561	$46,913

Tenant recoveries	18,090	11,550	6,540
Other income	3,065	1,620	1,445
Lodging operating income	116,893	-	116,893

Total property revenues	$235,522	$63,731	$171,791

Total property revenues increased $171,791 for the three months ended March 31, 2008 over the same period of the prior year.  The increase in property revenues in 2008 was due primarily to acquisitions of 675 properties since March 31, 2007.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses for properties other than lodging consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $105,954 for the three months ended March 31, 2008 and $16,921 for the three months ended March 31, 2007, respectively.  Lodging operating expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Three months ended March 31, 2008	Three months ended March 31, 2007	2008 increase (decrease) from 2007
Property operating expenses	$21,291	$10,284	$11,007
Lodging operating expenses	68,254	-	68,254
Real estate taxes	16,409	6,637	9,772

Total property expenses	$105,954	$16,921	$89,033

Total operating expenses increased $89,033 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to effect of the properties acquired in 2007, including lodging facilities.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended March 31, 2008	Three months ended March 31, 2007	2008 increase (decrease) from 2007
Depreciation and amortization	$73,072	$26,570	$46,502
Interest expense	49,763	17,610	32,153
General and administrative (1)	6,627	3,109	3,518
Business manager fee	-	1,500	(1,500)

$129,462	$48,789	$80,673

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization.  The $46,502 increase in depreciation and amortization expense for the three months ended March 31, 2008 relative to the three months ended March 31, 2007 was due substantially to the impact of the properties acquired in 2007 and the first quarter of 2008.

Interest expense  The $32,153 increase in interest expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to mortgage debt financings during 2007 and first quarter 2008 which increased to $3,846,350 from $1,259,475.

A summary of interest expense for the three months ended March 31, 2008 and 2007 appears below:

	Three months ended March 31, 2008	Three months ended March 31, 2007	2008 increase (decrease) from 2007
Debt Type
Margin and other interest expense	$3,430	$2,252	$1,178
Mortgages	46,333	15,358	30,975

Total	$49,763	$17,610	$32,153

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $6,627 for the three months ended March 31, 2008 and $3,109 for the three months ended March 31, 2007, respectively.  The increase is due primarily to the growth of our asset and stockholder base during 2007 and 2008.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  We did not pay our business manager a business management fee for the three months ended March 31, 2008, we paid an investment advisory fees of approximately $618, which is less than the full 1% fee that the business manager is entitled to receive.  The $618 investment advisor fee is included in general and administrative expenses.  We paid our business manager $1,500 for the three months ended March 31, 2007.  The business manager has waived any further fees that may have been permitted under the agreement for the three months ended March 31, 2008 and 2007, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.

Interest and Dividend Income and Realized Gain on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.  We invest in marketable securities issued by other REIT entities, including those we may have an interest in acquiring, where we believe the yields and returns will exceed those of other short-term investments.  These investments have historically generated both current dividend income and gains on sale, offset by impairments on securities where we believe the decline in stock price are other than temporary.  Our interest and dividend income was $17,627 and $10,430 for the three months ended March 31, 2008 and 2007, respectively.  We realized a gain on sale of securities, of $5,688 for the three months ended March 31, 2007.  For the three months ended March 31, 2008, we realized a $(3,912) impairment loss on securities.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Interest Income	$9,753	$8,172
Dividend Income	7,874	2,258

Total	$17,627	$10,430

Realized Gains on investment securities	-	5,688
Other than temporary impairments	(3,912)	-
Total	13,715	16,118

Interest income was $9,753 and $8,172 for the three months ended March 31, 2008 and 2007, respectively, resulting primarily from interest earned on cash investments and notes receivable which were greater during the three months ended March 31, 2008 due to an increase in notes receivable compared to the three months ended March 31, 2007.  Mortgage receivables increased from $69,221 at March 31, 2007 to $315,366 at March 31, 2008.

Our  notes receivable balance of $315,366 as of March 31, 2008 consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land and shopping center and lodging facilities.  Interest only is due each month at rates ranging from 7.1864% to 10.64% per annum.  For the three months ended March 31, 2008 and 2007, the Company recorded interest income from notes receivable of $6,074 and $1,374, respectively.

Dividend income increased by $5,324 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of increasing our investments in marketable securities during 2007 and 2008.  Although the value of our investments declined during 2007, the securities we invested in maintained consistent dividend distributions during the three months ended March 31, 2008.  There is no assurance that we will be able to generate the same level of dividend income in the future.  The following analysis outlines our dividend performance.

	March 31, 2008	March 31, 2007
Dividend income	7,874	2,258
Margin interest expense	(1,024)	(630)
Investment advisor fee	(618)	(354)

	6,232	1,274

Average investment in marketable securities (1)	391,649	151,273
Average margin payable balance	(108,781)	(48,930)

Net investment	282,868	102,343

Leveraged yield (annualized)	8.8%	5.2%

(1)

The average investment in marketable securities represents our cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Our realized gains decreased by $9,600 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 because we did not sell stock investments and recognized impairments during the three months ended March 31, 2008.  Other than temporary impairments were $3,912 for the three months ended March 31, 2008.  These impairments are recorded where we believe the individual securities have a larger decline and duration relative to the overall market and are not expected to recover in the near term based on the financial condition and near term prospects of the issuers.  Depending on market conditions, we may be required to further reduce the carrying value of our portfolio in future periods.  A discussion of our other than temporary impairment policy is included in the discussion of our Critical Accounting Policies and Estimates, below.

Equity in Earnings of Unconsolidated Entities.  Our equity in earnings of unconsolidated entities increased to $2,137 from $84 as a result of our investment in unconsolidated entities increasing $573,584 from $17,675 at March 31, 2007 to $591,259 at March 31, 2008.

Impairment of Investment in Unconsolidated Entities.  For the three months ended March 31, 2008, we recorded a $(1,419) loss on our investment in Feldman Mall Properties, Inc.  Based on recent operating losses, cash flow deficits and uncertain outlook for the company, we have recognized an impairment on our investment.  We may be required to further reduce the carrying value of our investment, which could have a material impact on our results of operating and funds from operations.

Other Income and Expense.  Under the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") and the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), the put/call arrangements we entered into in connection with the MB REIT transaction discussed below are considered derivative instruments.  The asset and liabilities associated with these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statement of operations.

The value associated with the put/call arrangements was a liability of $2,720 and $2,349 as of March 31, 2008 and December 31, 2007, respectively.  Other income (expense) of $(371) and $46 was recognized for the three months ended March 31, 2008 and 2007, respectively. The liability associated with the put/call arrangements increased from December 31, 2007 to March 31, 2008 due to the life of the put/call being reduced and decrease in interest rates.

An analysis of results of operations by segment follows:

The following table summarizes certain key operating performance measures for the three months ended March 31, 2008 and 2007.

Office Segment

	Total Office Properties
	As of March 31,
	2008	2007
Office Properties
Physical occupancy	97%	98%
Economic occupancy	97%	98%
Base rent per square foot	$14.80	$13.39

Our investments in office properties largely represent assets leased and occupied to either a diverse group of tenants or to single tenants that fully occupy the space leased.  Examples of the former include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies.  Examples of the latter include three buildings leased and occupied by AT&T and located in three distinct US office markets - Chicago, St. Louis, and Cleveland.  In addition, our office portfolio includes properties leased on a net basis to AT&T, with the leased locations located in the east and southeast regions of the country.

We continue to see positive trends in our portfolio including high occupancy and increasing rental rates for newly acquired properties.  For example, we believe the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  Office property yields on new acquisitions remain competitive at rates slightly above our other segments.  The increase in our base rent per square foot from $13.39 to $14.80 was primarily a result of acquisitions during 2007.  These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2008 and 2007.

Comparison of Three Months Ended March 31, 2008 to March 31, 2007

The table below represents operating information for the office segment of 30 properties and for the same store portfolio consisting of 13 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the three months ended March 31, 2008 and March 31, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$27,228	$21,835	$5,393	$21,590	$21,303	$287
Tenant recovery incomes	6,482	5,003	1,479	5,352	4,991	361
Other property income	1,753	1,170	583	1,562	1,170	392

Total revenues	$35,463	$28,008	$7,455	$28,504	$27,464	$1,040

Expenses:
Property operating expenses	$7,925	$5,097	$2,828	$6,549	$5,938	$611
Real estate taxes	3,310	2,483	827	2,633	2,475	158

Total operating expenses	$11,235	$7,580	$3,655	$9,182	$8,413	$769

Net property operations	24,228	20,428	3,800	19,322	19,051	271

Comparison of Three Months Ended March 31, 2008 to 2007.  Office properties real estate rental revenues increased from $28,008 in 2007 to $35,463 in 2008 mainly due to the acquisition of 14 properties since March 31, 2007.  Office properties real estate and operating expenses also increased from $7,580 in 2007 to $11,235 in 2008 as a result of these acquisitions.

Straight-line rent adjustments are included in rental income are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. In addition, office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition; both of which are adjusted through rental income.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.

On a same store office basis, property net operating income increased to $19,322 from $19,051 for a total increase of $271 or 1%.  Same store office property operating revenues for the three months ended March 31, 2008 and  2007 were $28,504 and $27,464, respectively, resulting in an increase of $1,040 or 4%.  The primary reason for the increase was an increase in rental income due to new tenants at these properties that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the three months ended March 31, 2008 and 2007 were $9,182 and $8,413, respectively, resulting in an increase of $769 or 9%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2008.

Retail Segment

	Total Retail Properties
	As of March 31,
	2008	2007

Retail Properties
Physical occupancy	95%	93%
Economic occupancy	96%	96%
Base rent per square foot	$16.55	$13.84

Retail operations remain solid with consistent and rising rental revenue, stable occupancy results, and continued positive return on investment.  Our retail business is not highly dependant on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  The increase in our base rent per square foot from $13.84 to $16.55 was primarily a result of acquisitions during 2007 and 2008.  These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2008 and 2007.

Our retail business is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in thriving communities, primarily in the Southwest and Southeast regions of the country.  Adding to this core investment profile is a select number of traditional mall properties and single-tenant properties.  Among the single-tenant properties, the largest holdings are comprised of investments in bank branches, SunTrust and Citizens, where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating the facility.

Our tenants largely consist of basic-need retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services.  We have only limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers for which we believe the Internet or economic conditions represents a major risk to continued profitability.

Our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  Only eight retailers, renting approximately 198,000 square feet, had filed for some level of bankruptcy protection.  All associated stores in our portfolio continued paying as-agreed rent except for one 42,792 square feet of tenant.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Comparison of Three Months Ended March 31, 2008 to 2007

The table below represents operating information for the retail segment of 685 properties and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the entire three months ended March 31, 2008 and March 31, 2007.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$47,709	$19,448	$28,261	$19,639	$19,114	$525
Tenant recovery incomes	10,661	6,190	4,471	5,979	5,942	37
Other property income	766	398	368	356	393	(37)

Total revenues	$59,136	$26,036	$33,100	$25,974	$25,449	$525

Expenses:
Property operating expenses	$10,171	$4,451	$5,720	$5,557	$4,215	$1,342
Real estate taxes	6,494	3,858	2,636	3,411	3,820	(409)

Total operating expenses	$16,665	$8,309	$8,356	$8,968	$8,035	$933

Net property operations	42,471	17,727	24,744	17,006	17,414	(408)

Retail properties real estate rental revenues increased from $26,036 in the three months ended 2007 to $59,136 in the three months ended 2008 mainly due to the acquisition of 618 retail properties since March 31, 2007.  Retail properties real estate and operating expenses also increased from $8,309 in 2007 to $16,665 in 2008 as a result of these acquisitions.

Retail segment property rental revenues are greater than the office segment primarily as a result of having more gross leasable square feet than the office properties.  Straight-line rents, which are adjusted through rental income, for our retail segment are less than the office segment because the rent increases are less frequent and in lower increments.  In addition, the retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition both of which are also adjusted through rental income.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Retail segment operating expenses are greater than the other segments because the retail tenant leases require the owner to pay for common area maintenance costs, real estate taxes and insurance and receive reimbursement from the tenant for the tenant's share of recoverable expenses.

On a same store retail basis, property net operating income decreased from $17,414 to $17,006 for a total decrease of $408 or 2%.  The primary reason for the decrease is an increase of $550 in bad debt expense, $271 in snow removal and $54 in marketing and legal costs that are not reimbursed.  Same store retail property operating revenues for the three months ended March 31, 2008 and 2007 were $25,974 and $25,449, respectively, resulting in an increase of $525 or 2%.  Same store retail property operating expenses for the three months ended March 31, 2008 and 2007 were $8,968 and $8,035, respectively, resulting in an increase of $933 or 12%.

Industrial Segment

	Total Industrial Properties
	As of March 31,
	2008	2007

Industrial Properties
Physical occupancy	91%	100%
Economic occupancy	98%	100%
Base rent per square foot	$5.26	$5.27

Our industrial holdings continue to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois, the latter being one of the largest industrial markets in the world.

Comparison of Three Months Ended March 31, 2008 to March 31, 2007

The table below represents operating information for the industrial segment of 61 properties and for the same store portfolio consisting of 16 properties acquired prior to January 1, 2007.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$17,118	$8,368	$8,750	$5,496	$5,675	$(179)
Tenant recovery incomes	947	357	590	384	274	110
Other property income	31	7	24	15	3	12

Total revenues	$18,096	$8,732	$9,364	$5,895	$5,952	$(57)

Expenses:
Property operating expenses	$1,114	$552	$562	$353	$376	$(23)
Real estate taxes	645	191	454	198	191	7

Total operating expenses	$1,759	$743	$1,016	$551	$567	$(16)

Net property operations	16,337	7,989	8,348	5,344	5,385	(41)

Industrial properties real estate revenues increased from $8,732 for the three months ended March 31, 2007 to $18,096 for the three months ended March 31, 2008 mainly due to the acquisition of 14 properties since March 31, 2007.  Industrial properties real estate and operating expenses also increased from $743 in 2007 to $1,759 in 2008 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other.

On a same store industrial basis, property net operating income decreased to $5,344 from $5,385 for a total decrease of $41 or 1%.  Same store industrial property operating revenues for the three months ended March 31, 2008 and 2007 were $5,895 and $5,952, respectively, resulting in a decrease of $57 or 1%.  The primary reason for the decrease was a decrease in occupancy from 2007.  Same store industrial property operating expenses for the three months ended March 31, 2008 and 2007 were $551 and $567, respectively, resulting in a decrease of $16 or 3%.

Multi-family Segment

	Total Multi-family Properties
	As of March 31,
	2008	2007
Multi-Family Properties
Physical occupancy	86%	95%
Economic occupancy	86%	95%
End of month scheduled base rent per unit per month	$852.00	$916.00

Multi-family represents the smallest amount of investment in the overall portfolio due to what we believe is the highly competitive nature for acquisitions of this property type, and the relatively small number of quality opportunities we saw during 2007.  We remain interested in multi-family acquisitions and continue to monitor market activity.  Our portfolio contains eight multi-family properties, each reporting stable occupancies and rental rate levels.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy and rental rate levels.  The decrease in monthly base rent from $916 per month to $852 per month was a result of 2007 acquisitions.  These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2008 and 2007.

Comparison of Three Months Ended March 31, 2008 to March 31, 2007

The table below represents operating information for the multi-family segment of eight properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire year ended December 31, 2007 and December 31, 2006.

	Total Multi-Family Segment
	2008	2007	Increase
Revenues:
Rental income	$5,419	$910	$4,509
Other property income	515	45	470

Total revenues	$5,934	$955	$4,979

Expenses:
Property operating expenses	$2,081	$183	$1,898
Real estate taxes	948	106	842

Total operating expenses	$3,029	$289	$2,740

Net property operations	2,905	666	2,239

Multi–family real estate rental revenues increased from $955 for the three months ended March 31, 2007 to $5,934 for the three months ended March 31, 2008.  The increases are mainly due to the acquisition of five properties since March 31, 2007.  Multi-family properties real estate and operating expenses also increased from $289 in 2007 to $3,029 in 2008 as a result of these acquisitions.

Lodging Segment

	Total Lodging Properties
	March 31,	For the period of ownership (1)
	2008	2007
Lodging Properties
Revenue per available room	$91	$79
Average daily rate	$129	$117
Occupancy	69%	67%

(1)

We acquired our first group of hotels on July 1, 2007.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes").  Revenue, operating expenses, and net income are directly tied to the hotel operation whereas office, retail, industrial, and multi-family properties generate revenue from medium to long-term lease contracts.  In this way, net operating income is somewhat more predictable among the properties in the traditional asset classes, though we believe that opportunities to grow revenue are in many cases limited because of the duration of the existing lease contracts.  We believe lodging facilities have the benefit of capturing increased revenue opportunities on a monthly or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates.  We expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry:  association with national franchise organizations; and professional management by specialized third-party managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, and Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.  Effective TV, radio, print, on-line, and other forms of advertisement help draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the travel rewards or “point awards” systems which we believe further bolsters occupancy and rental rate.

All of our lodging facilities are managed by third-party managers with extensive experience and skill in hospitality operations.  These third-party managers report to a dedicated, specialized group within our business manager that has, in our view, extensive expertise in lodging ownership and operation within a REIT environment.  This group has daily interaction with all third-party managers, and closely monitors all aspects of our lodging interests.  Additionally, this group also maintains close relationships with the franchisors to assure that each property maintains high levels of customer satisfaction, franchise conformity, and revenue-management.

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

Operations of the three months ended March 31, 2008

Total Lodging Segment
Three months ended
March 31, 2008
Revenues:
Lodging operating income	$116,893

Total revenues	$116,893

Expenses:
Lodging operating expenses to non- related parties	$68,254
Real estate taxes	5,012

Total operating expenses	$73,266

Net lodging operations	43,627

Developments

We own several properties, which are consolidated, that are in various stages of development.  These developments activities are funded from our working capital and by construction loans secured by the properties.  Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  The properties under development and all amounts set forth below are as of March 31, 2008.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)	Note Payable as of March 31, 2008 ($)

Cityville Perimeter	Atlanta, GA	Multi-family	220,590	1,468	45,572	Q4 2009	-
Block 121	Birmingham, AL	Multi-family	213,105	5,730	32,758	Q3 2009	2,754
Haskell	Dallas, TX	Multi-family	588,500	26,390	100,000	Q2 2010	-
Oak Park	Dallas, TX	Multi-family	557,504	40,660	92,178	2009/2010	8,738
Cityville Carlisle	Dallas, TX	Multi-family	221,512	4,602	32,109	Q3 2009	-
Penn	Philadelphia, PA	Multi-family	212,585	51,307	78,547	Q3 2008	23,368
Gainesville	Gainesville, FL	Multi-family	198,361	23,688	39,170	Q3 2008	9,403
Huntsville	Huntsville, TX	Multi-family	240,264	14,254	27,920	Q3 2008	6,393
UH @ Lafayette	Lafayette, LA	Multi-family	138,915	7,998	16,418	Q3 2008	4,273
Stonebriar	Plano, TX	Retail	329,968	44,901	121,000	Q4 2008	25,748
Stone Creek	San Marcus, TX	Retail	506,169	28,004	76,100	Q2 2009	-
Woodbridge	Wylie, TX	Retail	268,210	13,696	49,415	2011	-
			3,695,683	262,698	711,187		80,677

(a)

The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained.  Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market by comparing financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates.  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Acquisition of Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. The assets and liabilities of the acquired entities are recorded using the fair value at the date of the transaction and allocated to tangible and identifiable intangible assets.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed.  We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain leasing and expense factors, as well as the economic condition of the property at a particular point in time.

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

Investment in Marketable Securities

In accordance with FASB 115 "Accounting for Certain Investments in Debt and Equity Securities", a decline in the market value of any available-for-sale or held-to-maturity security that is below cost and deemed to be other-than-temporary results in an impairment which reduces the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to the reporting period, the forecasted performance of the entity, and the general market condition in the geographic area or industry the entity operates in.  We consider the following factor in evaluating our securities for impairments that are other than temporary:

(i)

declines in the REIT and overall stock market relative to our security positions;

(ii)

the estimated net asset value (“NAV”) of the companies we invest in relative to their current market prices; and

(iii)

future growth prospects and outlook for companies using analyst reports and company guidance, including dividend coverage, NAV estimates and FFO growth.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls, the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of different factors to evaluate whether we or the lessee are the owner of the tenant improvements for accounting purposes.  These factors include:

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

Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenses are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to differ from the estimated reimbursement.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of March 31, 2008, there were no material adjustments for master lease agreements.

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

Partially-Owned Entities:

We consider FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), EITF 04-05: “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and SOP 78-9: “Accounting for Investments in Real Estate Ventures,” to determine the method of accounting for each of our partially-owned entities.  In instances where we determine that a joint venture is not a VIE, we first consider EITF 04-05.  The assessment of whether the rights of the limited partners should overcome the presumption of control by the general partner is a matter of judgment that depends on facts and circumstances. If the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause or (b) substantive participating rights, then the general partner does not control the limited partnership and, as such overcomes the presumption of control and consolidation by the general partner.

Income Taxes

We and MB REIT operate in a manner intended to enable each entity to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT that distributes at least 90% of its "REIT taxable income" determined without regard to the deduction for dividends paid and by excluding any net capital gain to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.  If we or MB REIT fail to distribute the required amount of income to our stockholders or fail to meet the various REIT requirements, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences will result.  Even if we or MB REIT qualify for taxation as a REIT, we or MB REIT may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

Acquisitions and Investments

We completed approximately $1.2 billion of real estate and real estate company acquisitions and investments in the first three months of 2008.  In addition, we made approximately $25 million of loans during the first three months of 2008.  These acquisitions and investments were consummated through wholly-owned subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offering of our shares of common stock.  Details of our 2008 acquisitions and investments are summarized below.

Real Estate and Real Estate Company Acquisitions

During the three months of March 31, 2008, we purchased 139 retail properties containing approximately 630 thousand square feet for approximately $221 million and four office properties containing approximately 180 thousand square feet for $9 million.  We also purchased a vacant parcel of land for $26.4 million to develop a multi-family/retail project for approximately $92.3 million.

On February 8, 2008, we consummated the merger among our wholly-owned subsidiary, Inland American Urban Hotels, Inc., and RLJ Urban Lodging Master, LLC and related entities, referred to herein as "RLJ," a real estate investment trust that owns upscale, full service and select-service lodging properties and other limited-service lodging properties.  At the time of the merger RLJ owned 22 hotels with 4,059 rooms. The total cost of the merger was approximately $932.2 million, including $22.3 million paid to our Business Manager.

Investments in Joint Ventures

Details of our investment in joint ventures for 2008 are summarized below.

•

On January 24, 2008, we entered into a joint venture agreement to form Woodbridge Crossing GP, L.L.C.  The purpose of the venture is to acquire certain land located in Wylie, Texas and then to develop and construct a 268,210 square foot shopping center on that land. The venture has a term of ten years.  The total cost of acquiring and developing the land is expected to be approximately $49.4 million. On February 15, 2008, we contributed approximately $14.1 million to the venture. We are entitled to receive an 11% preferred return on our capital contribution.

•

On February 20, 2008, we and our partner agreed to revise certain terms of the joint venture known as Net Lease Strategic Assets Fund L.P.  Under the revised terms, ten properties have been excluded from the venture’s initial target portfolio.  Consequently, the initial portfolio of properties now consists of forty-three primarily single-tenant net leased assets, referred to herein as the “Initial Properties,” with an aggregate purchase price of $747.5 million (including the assumption of approximately $330.3 million of non-recourse first mortgage financing and $4 million in closing costs). The Initial Properties contain an aggregate of more than six million net rentable square feet.  Under the revised terms of the venture, we are required to contribute approximately $210 million to the venture toward the purchase of the Initial Properties. We have already contributed approximately $121.9 million to the venture.  These funds were used by the venture to purchase thirty of the Initial Properties from Lexington and its subsidiaries for an aggregate purchase price of approximately $408.5 million.  On March 25, 2008, we contributed $72.5 million to the venture.  These funds were used by the venture to purchase eleven additional Initial Properties from Lexington for an aggregate purchase price of $270.2 million. If the venture does not complete the acquisition of the remaining two Initial Properties by June 30, 2008, the venture may not purchase those properties.

The terms of the joint venture also have been modified to revise the sequence of distributions that will be paid on any future capital contributions by us and our venture partner.  More specifically, we and our venture partner intend to invest an additional $127.5 million and $22.5 million, respectively, in the venture to acquire additional specialty single-tenant “triple-net” leased assets, in addition to the Initial Properties.  With respect to these contributions, after the preferred returns and the preferred equity redemption amounts have been paid, we and our venture partner will be entitled to receive distributions until the point at which we have received distributions equal to the amount of capital we have invested, on a pro rata basis.

•

On March 10, 2008, we entered into a joint venture to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail center on that land.  We are entitiled to receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on our capital contribution through the first twenty-four months after the date of our initial investment.  If we maintain our investment in the project for more than twenty-four months, we are entitled to receive a preferred return in an amount equal to 12% per annum over the remainder of the term. On March 10, 2008, we contributed $11 million to the venture.

Investments in Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities.  During 2008 we invested approximately $92.5 million in the marketable securities of other REIT entities.  As of March 31, 2008, we had an unrealized loss of $(49.7) million on our marketable securities compared to an unrealized loss of $(64.3) million at December 31, 2007.

Distributions

We paid cash distributions to our stockholders during the period from January 1, 2008 to March 31, 2008 totaling $86.6 million.  We expect to continue paying monthly cash distributions at a per share rate of $.05167 through the remainder of 2008. These cash distributions were paid from our cash flow from operations and financing activities which was $1.0 billion for the period ended March 31, 2008.  Our funds from operations were $90.9 million for the three months ended March 31, 2008 compared to distributions paid of $86.6 million.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through March 31, 2008, we had sold a total of 112,475,162 shares in the follow-on offering and 11,766,710 shares pursuant to the offering of shares through the dividend reinvestment plan.  As a result of these sales, we have raised a total of approximately $6.1 billion of gross offering proceeds as of March 31, 2008.  Our total offering costs for both our initial and follow on-offering as of March 31, 2008 were approximately $611.3 million.

Borrowings

During the three months ended March 31, 2008 and 2007, we borrowed approximately $68.9 and $19.5 million, respectively, against our portfolio of marketable securities.  We borrowed approximately $883.9 million secured by mortgages on our properties and paid approximately $4.9 million for loan fees to procure these mortgages for the three months ended March 31, 2008.  We borrowed approximately $217.6 million secured by mortgages on our properties and paid approximately $3.9 million for loan fees to procure these mortgages for the three months ended March 31, 2007.

We have entered into interest rate lock agreements with lenders designed to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of March 31, 2008, we had approximately $5.9 million of rate lock deposits outstanding.  The agreements fixed interest rates ranging from 4.68% to 5.65% on approximately $66.8 million in principal.  There is no assurance, however, that the lenders will honor their commitments.  As of March 31, 2008, we had in $50 million in rate lock agreements with Bear Stearns.  Given the recent developments, there can be no assurance Bear Stearns will honor these agreements.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2008 (dollar amounts are stated in thousands).

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	183,882	103,667	94,027	2,419,103

Variable rate debt (mortgage loans)	340,969	242,334	341,300	16,297	7,709	97,062

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	5.05%	5.19%	5.73%	5.73%
Variable rate debt (mortgage loans)	5.20%	4.55%	4.39%	4.74%	4.81%	4.81%

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which $7.4 million, net of accumulated amortization, is outstanding as of March 31, 2008.

We have entered into six interest rate swap agreements that have converted $624,105 of our mortgage loans from variable to fixed rates.  The pay rates range from 2.40% to 4.45% with maturity dates from December 10, 2008 to March 27, 2013.

As of March 31, 2008, we have approximately $341 million and $242 million in mortgage debt maturing in 2008 and 2009, respectively. We are currently negotiating refinancing this debt with the existing lenders at what we believe are similar or better terms than we currently have on the existing debt. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Statement of Cash Flows 2008 compared to 2007

Cash provided by operating activities was $69.7 million for the three months ended March 31, 2008 and $30.0 million for the three months ended March 31, 2007, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the three months ended March 31, 2008 to the three months ended March 31, 2007 was due primarily to the acquisition of 675 properties since March 31, 2007.

Cash used in investing activities was $1.0 billion for the three months ended March 31, 2008 and $449.7 million for the three months ended March 31, 2007, respectively.  During the three months ended March 31, 2008, cash was used primarily for the acquisition of RLJ, the acquisition of 143 properties, the purchase of marketable securities, the funding of one note receivable, and funding into our joint ventures.

Cash provided by financing activities was $932.0 million for the three months ended March 31, 2008 and $1.2 billion for the three months ended March 31, 2007.  During the three months ended March 31, 2008 and 2007, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $499.5 million and $1.0 billion, respectively.  We generated approximately $68.9 million and $19.5 million by borrowing against our portfolio of marketable securities for the three months ended March 31, 2008 and 2007, respectively.  We generated approximately $883.9 million from borrowings secured by mortgages on our properties and paid approximately $4.9 million for loan fees to procure these mortgages for the three months ended March 31, 2008.  We generated approximately $217.6 million from borrowings secured by mortgages on our properties and paid approximately $3.9 million for loan fees to procure these mortgages for the three months ended March 31, 2007.  During the three months ended March 31, 2008 and 2007, we paid approximately $86.6 and $27.3 million in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $20.2 million in three months ended 2007.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of March 31, 2008 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$5,627,454	496,841	1,372,953	985,476	2,772,184

Ground Lease Payments	$44,954	734	2,962	2,984	38,274

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of March 31, 2008, we would be obligated to pay as much as $33.1 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

We have entered into six interest rate swap agreements that have converted $624,105 of our mortgage loans from variable to fixed rates.  The pay rates range from 2.40% to 4.45% with maturity dates from December 10, 2008 to March 27, 2013.

As of March 31, 2008 we had outstanding commitments to fund approximately $400 million into joint ventures.  We intend on funding these acquisitions with cash on hand of approximately $368 million, anticipated capital raised through our second offering of approximately $540 million (net of offering costs) through June 30, 2008.  There can be no assurance that we will raise the capital from our second offering.

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

Joint Venture	Ownership %	Investment at March 31, 2008
Net Lease Strategic Asset Fund L.P.	85%	195,936

Cobalt Industrial REIT II	24%	51,710

Lauth Investment Properties, LLC	(a)	175,563

D.R. Stephens Institutional Fund, LLC	90%	68,455

New Stanley Associates, LLP	60%	8,985

Chapel Hill Hotel Associates, LLC	49%	10,386

Marsh Landing Hotel Associates, LLC	49%	4,717

Jacksonville Hotel Associates, LLC	48%	2,396

Inland CCC Homewood Hotel, LLC	83%	2,772

Feldman Mall Properties, Inc.	(b)	51,395

Insurance Captive	22%	1,138

L-Street	20%	6,767

PDG/Inland Concord Venture	(c)	11,039

		591,259

(a)

We own 5% of the common stock and 100% of the preferred.

(b)

We own 9.86% of the common stock as of March 31, 2008.

(c)

We contributed 100% of the capital with a preferred preference.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the three months ended March 31, 2008 and 2007.  Such selected data should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts.)

	For the three months ended	For the three months ended
	March 31, 2008	March 31, 2007
Total income	$235,522	63,731

Total interest and dividend income	$17,627	10,430

Net income (loss) applicable to common shares	$11,057	11,712

Net income (loss) per common share, basic and diluted (a)	$.02	.06

Distributions declared to common stockholders	$89,291	31,374

Distributions per weighted average common share (a)	$.16	.15

Funds From Operations (a)(b)	$90,930	38,010

Funds From Operations per weighted average share (c)	$.16	.19

Cash flows provided by operating activities	$69,715	29,958

Cash flows used in investing activities	$(1,042,949)	(449,697)

Cash flows provided by financing activities	$931,967	1,197,987

Weighted average number of common shares outstanding, basic and diluted	575,543,596	205,589,116

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		Three Months Ended March 31,
		2008	2007
	Net income (loss) applicable to common shares	$11,057	11,712
Add:	Depreciation and amortization:
	Related to investment properties	73,072	26,570
	Related to income (loss) from investment in unconsolidated entities	7,436	307

Less:	Minority interests' share
	Depreciation and amortization related to investment properties	635	579

	Funds from operations	$90,930	38,010

c)

The decline in funds from operations resulted from declines in realized gains on investment securities.  See discussion of consolidated results of operation regarding net income per share for more information.

Subsequent Events

We paid distributions to our stockholders of $.05167 per share totaling $30.7 and $31.8 million in April and May 2008.

We are obligated under earnout agreements to pay additional funds after certain tenants move into the applicable vacant space and begin paying rent.  During the period from April 1, 2008 through May 14, 2008, we funded an earnout totaling $1.965 million at one existing property.

The mortgage debt financings obtained subsequent to March 31, 2008, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
Persis Portfolio	04/03/08	16,800,000	5.65%	05/01.33

Atlas Portfolio	04/04/08	44,485,590	5.87%	04/04/13

During the month of April, we funded $30.5 million to Lauth Investment Properties, LLC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt as of March 31, 2008 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $4.0 million.  If market rates of interest on all of the floating rate debt as of March 31, 2008 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $4.0 million.

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

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	-	183,882	103,667	94,027	2,419,103
Variable rate debt (mortgage loans)	340,969	242,334	341,300	16,297	7,709	97,062

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	5.05%	5.19%	5.73%	5.73%
Variable rate debt (mortgage loans)	5.20%	4.55%	4.39%	4.74%	4.81%	4.81%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $7.4 million, net of accumulated amortization, is outstanding as of March 31, 2008.

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

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. During the three months ended March 31, 2008, we recognized losses of approximately $1.29 million from these positions.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $3.9 million for the three months ended March 31, 2008. The overall stock market and REIT stocks have declined since mid-2007, including our REIT stock investments, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2008.  If our stock positions do not recover in 2008, we could take additional impairment losses, which could be material to our operations.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of our total assets and the book value as of March 31, 2008.  (Dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable equity securities	394,558	344,847	(34,485)	34,485

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2008 (dollar amounts stated in thousands):

		SWAP End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	March 31, 2008 (2)

November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(1,284)
December 14, 2007	December 18, 2007	December 10, 2008	4.32%	1 month LIBOR	281,168	(4,045)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(1,264)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(200)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(256)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(63)

					$ 624,105	$ (7,112)

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

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

One tenant generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of March 31, 2008, approximately 12% of our rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these three properties. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the three properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of March 31, 2008, approximately 6%, 6%, 8%, 15% and 15% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.  Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Additionally, at March 31, 2008, forty-two of our lodging facilities, or approximately 43% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of March 31, 2008, all of our wholly owned or partially owned properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

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

As of March 31, 2008, we had entered into joint venture agreements with 12 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. We have invested a total of approximately $500 million in cash in these joint ventures, which we do not consolidate for financial reporting purposes.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

For the three months ended March 31, 2008, we incurred no business management fees and an investment advisory fee of approximately $681 thousand, together which are less than the full 1% fee that the business manager is entitled to receive.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The table below outlines the shares we repurchased pursuant to our share repurchase program during the quarter ended March 31, 2008.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under
January 2008	276,396	$9.27	276,396	(1)
February 2008	391,209	$9.26	391,209	(1)
March 2008	449,144	$9.27	449,144	(1)

Total	1,116,749		1,116,749

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

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	May 15, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks
Name:	Robert D. Parks	Director and chairman of the board	May 15, 2008

By:	/s/ Brenda G. Gujral
Name:	Brenda G. Gujral	Director and president (principal executive officer)	May 15, 2008

By:	/s/ Lori J. Foust
Name:	Lori J. Foust	Treasurer (principal financial officer)	May 15, 2008

By:	/s/ Jack Potts
Name:	Jack Potts	Principal accounting officer	May 15, 2008

By:	/s/ J. Michael Borden
Name:	J. Michael Borden	Director	May 15, 2008

By:	/s/ David Mahon
Name:	David Mahon	Director	May 15, 2008

By:	/s/ Thomas F. Meagher
Name:	Thomas F. Meagher	Director	May 15, 2008

By:	/s/ Paula Saban
Name:	Paula Saban	Director	May 15, 2008

By:	/s/ William J. Wierzbicki
Name:	William J. Wierzbicki	Director	May 15, 2008

By:	/s/ Thomas F. Glavin
Name:	Thomas F. Glavin	Director	May 15, 2008

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K dated January 25, 2008, as filed by the Registrant with the Securities and Exchange Commission on January 25, 2008)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated December 4, 2007, as filed by the Registrant with the Securities and Exchange Commission on December 4, 2007)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.169

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.169 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.170

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio III, L.L.C. (incorporated by reference to Exhibit 10.170 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.171

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio IV, L.L.C. (incorporated by reference to Exhibit 10.171 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.172

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio V, L.L.C. (incorporated by reference to Exhibit 10.172 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.173

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and IA Branch Portfolio, L.L.C. (incorporated by reference to Exhibit 10.173 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.174

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.174 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.175

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.175 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.176

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.176 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed as part of this Quarterly Report on Form 10-Q.