Form 10-Q
period 2008-06-30
Inland American Real Estate Trust, Inc.
filed 2008-08-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of August 8, 2008, there were 705,309,326 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Investment properties:
Land	$1,384,032	$1,162,281
Building and other improvements	5,991,285	5,004,809
Construction in progress	343,711	204,218
Total	7,719,028	6,371,308
Less accumulated depreciation	(277,578)	(160,046)
Net investment properties	7,441,450	6,211,262
Cash and cash equivalents	1,017,648	409,360
Restricted cash and escrows (Note 2)	76,934	42,161
Investment in marketable securities (Note 5)	346,146	248,065
Investment in unconsolidated entities (Note 1)	653,798	482,876
Accounts and rents receivable (net of allowance of $1,679 and $1,069)	64,920	47,527
Notes receivable (Note 4)	296,416	281,221
Due from related parties (Note 3)	-	1,026
Intangible assets, net (Note 1)	398,849	352,106
Deferred costs, net	44,514	51,869
Other assets (Note 1)	42,220	80,733
Deferred tax asset	3,129	3,552
Total assets	$10,386,024	$8,211,758

Liabilities and Stockholders' Equity	June 30, 2008	December 31, 2007
	(unaudited)
Liabilities:
Mortgages, notes and margins payable (Note 8)	$4,221,865	$3,028,647
Accounts payable and accrued expenses	53,567	58,436
Distributions payable	34,151	28,008
Accrued real estate taxes	33,299	24,636
Advance rent and other liabilities	81,083	60,748
Intangible liabilities, net	44,579	40,556
Other financings (Note 1)	51,807	61,665
Due to related parties (Note 3)	20,726	5,546
Deferred income tax liability (Note 10)	1,385	1,506
Total liabilities	4,542,462	3,309,748

Minority interest (Note 1)	286,147	287,915
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 671,951,245 and 548,168,989 shares issued and outstanding	672	548
Additional paid in capital (net of offering costs of $678,417 and $557,122, of which $646,185 and $530,522 was paid or accrued to affiliates	6,020,980	4,905,710
Accumulated distributions in excess of net income (loss)	(439,284)	(227,885)
Accumulated other comprehensive income (loss)	(24,953)	(64,278)
Total stockholders' equity	5,557,415	4,614,095
Commitments and contingencies (Note 12)
Total liabilities and stockholders' equity	$10,386,024	$8,211,758

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$101,947	$64,556	$199,421	$115,117
Tenant recovery income	17,209	14,154	35,299	25,704
Other property income	4,209	7,320	7,274	8,940
Lodging income	148,329	-	265,222	-

Total income	271,694	86,030	507,216	149,761

Expenses:
General and administrative expenses to related parties	2,278	1,708	4,470	2,917
General and administrative expenses to non-related parties	4,847	2,771	9,282	4,671
Property and lodging operating expenses to related parties	4,750	3,743	9,685	6,440
Property operating expenses to non- related parties	14,575	10,396	30,931	17,983
Lodging operating expenses	82,354	-	150,608	-
Real estate taxes	17,200	8,580	33,609	15,217
Depreciation and amortization	79,711	36,344	152,783	62,914
Business manager management fee	12,500	3,000	12,500	4,500

Total expenses	218,215	66,542	403,868	114,642

Operating income	$53,479	$19,488	$103,348	$35,119

Interest and dividend income	18,232	27,251	35,859	37,973
Other income	866	413	281	459
Interest expense	(55,197)	(21,291)	(104,960)	(38,901)
Equity in earnings of unconsolidated entities	2,098	582	4,235	751
Impairment of investment in unconsolidated entities	(1,922)	-	(3,341)	-
Realized gain (loss) and impairment on securities, net	(45,279)	(535)	(49,191)	5,153

Income (loss) before income taxes and minority interest	$(27,723)	$25,908	$(13,769)	$40,554

Income tax expense (Note 10)	$(4,182)	$(399)	$(4,700)	$(618)
Minority interest	(2,312)	(2,456)	(4,691)	(4,794)

Net income (loss) applicable to common shares	$(34,217)	$23,053	$(23,160)	$35,142

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(continued)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized gain (loss) on investment securities	(20,398)	(18,803)	(10,455)	(12,462)
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investments securities	41,122	838	45,745	(4,897)
Unrealized gain on derivatives	8,439	-	4,035	-

Comprehensive income (loss)	$(5,054)	$5,088	$16,165	$17,783

Net income (loss) available to common stockholders per common share, basic and diluted	$(.05)	$.06	$(.04)	$.12

Weighted average number of common shares outstanding, basic and diluted	637,875,067	379,010,064	606,709,331	292,778,653

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2008

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2007	548,168,989	548	4,905,710	(227,885)	(64,278)	4,614,095

Net loss applicable to common shares	-	-	-	(23,160)	-	(23,160)
Unrealized gain on investment securities	-	-	-	-	(10,455)	(10,455)
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investment securities	-	-	-	-	45,745	45,745
Unrealized gain on derivatives	-	-	-	-	4,035	4,035
Distributions declared	-	-	-	(188,239)	-	(188,239)
Proceeds from offering	114,899,203	115	1,151,575	-	-	1,151,690
Offering costs	-	-	(121,294)	-	-	(121,294)
Proceeds from distribution reinvestment program	11,383,876	11	108,132	-	-	108,143
Shares repurchased	(2,500,823)	(2)	(23,211)	-	-	(23,213)
Issuance of stock options and discounts on shares issued to affiliates	-	-	68	-	-	68

Balance at June 30, 2008	671,951,245	672	6,020,980	(439,284)	(24,953)	5,557,415

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss) applicable to common shares	$(23,160)	$35,142
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Depreciation	117,532	41,862
Amortization	35,251	19,961
Amortization of loan fees	4,423	634
Amortization on acquired above market leases	1,270	1,034
Amortization on acquired below market leases	(1,960)	(1,077)
Amortization of mortgage discount	792	841
Straight-line rental income	(8,496)	(5,532)
Straight-line rental expense	59	33
Other expense (income)	(283)	(152)
Minority interests	4,691	4,794
Equity in earnings of unconsolidated entities	(4,235)	(751)
Distributions from unconsolidated entities	9,371	-
Impairment of investment in unconsolidated entities	3,341	-
Discount on shares issued to affiliates and issuance of stock options	68	1,216
Realized gain on investments in securities, net	(879)	(5,153)
Impairment of investments in securities	50,070	-
Changes in assets and liabilities:
Accounts and rents receivable	(3,127)	(8,204)
Accounts payable and other liabilities	4,780	2,578
Other assets	(7,551)	(2,497)
Accrued real estate taxes	6,421	2,691
Prepaid rental and recovery income	6,010	3,849
Deferred income tax liability	(121)	113

Net cash flows provided by operating activities	194,267	91,382

Cash flows from investing activities:
Purchase of RLJ Hotels	(503,065)	-
Purchase of investment securities	(128,567)	(203,107)
Sale of investment securities	11,916	25,922
Restricted escrows	(23,004)	(571,534)
Rental income under master leases	269	218
Acquired in-place lease intangibles	(19,309)	(115,095)
Tenant improvement payable	26	(1,193)
Purchase of investment properties	(290,630)	(1,283,820)
Capital expenditures and tenant improvements	(36,836)	-
Acquired above market leases	-	(4,508)
Acquired below market leases	204	19,238
Investment in development projects	(144,738)	(29,311)
Investment in unconsolidated joint ventures	(186,395)	(148,668)
Distributions from unconsolidated entities	6,996	-
Payment of leasing and franchise fees	(2,171)	326
Funding of note receivable	(15,195)	(206,089)
Payoff of other financings	(10,823)	19,326
Other assets	51,942	733

Net cash flows used in investing activities	(1,289,380)	(2,497,562)

Cash flows from financing activities:
Proceeds from offering	1,151,690	2,699,653
Proceeds from the dividend reinvestment program	108,143	44,903

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
Shares repurchased	(23,213)	(3,458)
Payment of offering costs	(120,850)	(277,702)
Proceeds from mortgage debt and notes payable	691,930	570,525
Payoffs of mortgage debt	-	(20,194)
Principal payments of mortgage debt	(1,287)	(392)
Proceeds from margin securities debt	78,639	90,932
Payment of loan fees and deposits	(5,677)	(5,590)
Distributions paid	(182,096)	(75,490)
Distributions paid – MB REIT	(6,459)	(5,755)
Due from related parties	1,026	88
Due to related parties	11,554	399

Net cash flows provided by financing activities	1,703,401	3,017,919

Net increase in cash and cash equivalents	608,288	611,739
Cash and cash equivalents, at beginning of period	409,360	302,492

Cash and cash equivalents, at end of period	$1,017,648	$914,231

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(291,760)	$(1,309,142)
Tenant improvement liabilities assumed at acquisition	16	1,007
Real estate tax liabilities assumed at acquisition	149	5,293
Security deposit liabilities assumed at acquisition	-	1,203
Assumption of mortgage debt at acquisition	-	10,500
Other financings	965	7,319

	(290,630)	(1,283,820)

Purchase of RLJ Hotels	(932,200)	-
Assumption of mortgage debt at acquisition	426,654	-
Liabilities assumed at acquisition	2,481	-

	(503,065)	-

Cash paid for interest	$103,908	$37,380

Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$34,151	$21,881

Accrued offering costs payable	$5,526	$3,789

Write off of in-place lease intangibles, net	$1,972	$1,091

Write off of above market lease intangibles, net	$6	$11

Write off of below market lease intangibles, net	$547	$15

Write off of loan fees, net	$-	$3

Write off of leasing commissions, net	$23	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2007, which are included in the Company's 2007 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

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

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).  The effects of all significant intercompany transactions have been eliminated.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Consolidated entities

Minto Builders (Florida), Inc.

The Company has an ownership interest in Minto Builders (Florida), Inc. ("MB REIT").  MB REIT is not considered a Variable Interest Entity (“VIE”) as defined in FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT.  Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

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

Utley Residential Company L.P.

On May 18, 2007, the Company's wholly-owned subsidiary, Inland American Communities Group, Inc. (“Communities”), purchased the assets of Utley related to the development of conventional and student housing for approximately $23,100, including rights to its existing development projects.  The Company paid $13,100 at closing and $5,000 on June 5, 2008 as a result of Utley presenting $360,000 in developments meeting certain investment criteria.  The Company will pay the remaining $5,000 upon presentation of future development projects.

Consolidated Developments

The Company has ownership interests in two development joint ventures. Stonebriar, LLC is a retail shopping center development in Plano, Texas, which the Company contributed $20,000 and receives a 12% preferred distribution. Stone Creek Crossing, L.P. is a retail shopping center development in San Marcos, Texas, which the Company contributed $25,762 and receives an 11% preferred return. Stonebriar, LLC and Stone Creek Crossing, L.P. are considered VIEs  as defined in FIN 46(R), and the Company is considered the primary beneficiary for both joint ventures.  Therefore, these entities are consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

On January 24, 2008, the Company entered into a joint venture, Woodbridge Crossing, L.P., to acquire certain land located in Wylie, Texas and develop a 268,210 square foot shopping center for a total cost of approximately $49,400. On February 15, 2008, the Company contributed approximately $14,100 to the venture and will receive an 11% preferred return. Woodbridge is considered a VIE as defined in FIN 46(R), and the Company is considered the primary beneficiary.  Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Therefore, these entities are consolidated by the Company.  The LLC agreements contain put/call provisions which grant the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in each LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

Unconsolidated entities

The entities listed below are owned by us and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. All joint ventures except for Oak Property and Casualty, LLC, PDG/Inland Concord Venture LLC, L-Street Marketplace, LLC, and Weber/Inland American Weber TC, LP, are not considered VIEs as defined in FIN 46(R); however, the Company does have significant influence over, but does not control the ventures.  The Company's partners manage the day-to-day operations of the properties and hold key management positions.  These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations.

Joint Venture	Description	Ownership %	Investment at June 30, 2008	Investment at December 31, 2007
Net Lease Strategic Asset Fund L.P. (a)	Diversified portfolio of net lease assets	85%	210,949	$ 122,430

Cobalt Industrial REIT II (b)	Industrial portfolio	24%	50,346	51,215

Lauth Investment Properties, LLC (c)	Diversified real estate fund	(c)	212,205	160,375

D.R. Stephens Institutional Fund, LLC (d)	Industrial and R&D assets	90%	73,721	57,974

New Stanley Associates, LLP (e)	Lodging facility	60%	8,766	9,621

Chapel Hill Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	49%	10,447	10,394

Marsh Landing Hotel Associates, LLC (e)	Hampton Inn lodging facility	49%	4,835	4,802

Jacksonville Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	48%	2,573	2,464

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Inland CCC Homewood Hotel LLC (f)	Lodging development	83%	3,362	1,846

Feldman Mall Properties, Inc. (g)	Publicly traded shopping center REIT	(g)	49,426	53,964

Oak Property & Casualty LLC (h)	Insurance Captive	22%	1,329	885

L-Street Marketplace, LLC (i)	Retail center development	20%	6,770	6,906

PDG/Inland Concord Venture LLC (j)	Retail center development	(j)	11,068	-

Weber/Inland American Lewisville TC, LP	Retail center development	(k)	8,001	-

			$ 653,798	$ 482,876

(a)

Net Lease Strategic Assets Fund L.P. acquired 43 primarily single-tenant net leased assets from Lexington Realty Trust and its subsidiaries for an aggregate purchase price of approximately $743,492 including assumption of debt.  The Company contributed approximately $213,538 to the venture for the purchase of these properties.

(b)

On June 29, 2007, the Company entered into the venture to invest up to $149,000 in shares of common beneficial interest. The Company's investment gives it the right to a preferred dividend equal to 9% per annum.

(c)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under the joint venture agreement, the Company will invest up to $253,000 in exchange for the Class A Participating Preferred Interests for a 9.5% preferred dividend.  The Company owns 5% of the common stock and 100% of the preferred stock of the entity.

(d)

On April 27, 2007, the Company entered into the venture to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement, the Company will invest approximately $90,000 and is entitled to a preferred of 8.5% per annum.

(e)

Through the acquisition of Winston on July 1, 2007, the Company acquired four joint venture interests in hotels.

(f)

On September 20, 2007, the Company entered into a venture agreement for the purpose of developing a 111 room hotel in Homewood, Alabama.

(g)

The Company currently owns 1,283,500 common shares of Feldman Mall Properties, Inc. (“Feldman”) which represent 9.86% of the total outstanding shares at June 30, 2008.  The Company's common stock

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

investment was valued at $1,399 at June 30, 2008 based on the ending stock price of $1.09 per share.  The Company has purchased 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. at a price of $25.00 per share, for a total investment of $50,000.  The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  The Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after September 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Furthermore, the series A preferred stock grants the Company two seats on the Board of Directors of Feldman. This investment is recorded in investment in unconsolidated entities on the Consolidated Balance Sheet and the preferred return is recorded in equity in earnings of unconsolidated entities on the Consolidated Statement of Operations.  On July 16, 2008, Feldman’s board of directors determined not to declare the quarterly dividend payable on the series A preferred stock.

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of the Company's investment.  Based on recent net losses and declines in the common stock price of Feldman, the Company recognized a $(3,341) impairment loss on its investment in unconsolidated entities for the six months ended June 30, 2008.

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

(i)

On October 16, 2007, the Company entered into a venture agreement to develop a retail center, known as the L Street Marketplace. The total cost of developing the land is expected to be approximately $55,800. As of June 30, 2008, The Company had contributed $7,000 to the venture. Operating proceeds will be distributed 80% to 120-L and 20% to the Company. The Company also will be entitled to receive a preferred return equal to 9.0% of its capital contribution.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered a primary beneficiary.

(j)

On March 10, 2008, the Company entered into a joint venture to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail center on that land.  The total cost is expected to be approximately $77,900.  On March 10, 2008, the Company contributed $11,000 to the venture. The Company will receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on the capital contribution through the first twenty-four months after the date of the initial investment; if the Company maintains its investment in the project for more than twenty-four months, the Company will receive a preferred return in an amount equal to 12% per annum over the remainder of the term.  The Company has contributed 100% of the equity.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

(k)

On May 16, 2008, the Company entered into a joint venture with Weber/Inland American Lewisville TC, LP to develop a retail center with the total cost expected to be approximately $56,800.  The Company contributed $7,971 to the venture and will receive a preferred return equal to 11% per annum on the capital contribution.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.

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

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$1,844,002	$1,438,615
Other assets	537,281	455,879

Total Assets	2,381,283	1,894,494

Liabilities and Partners' and Shareholders Equity:

Mortgage debt	1,164,111	929,232
Other liabilities	109,877	109,147
Partners' and shareholders' equity	1,107,295	856,115

Total Liabilities and Partners' and Shareholders' Equity	2,381,283	1,894,494

The Company’s share of historical partners' and shareholders' equity	637,877	475,183
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $564 and $394, respectively)	15,921	7,693

Carrying value of investments in unconsolidated joint ventures	$653,798	$482,876

	Six months ended June 30, 2008	Six months ended June 30, 2007
Statements of Operations:
Revenues	$110,585	$31,296

Expenses:
Interest expense and loan cost amortization	30,328	7,194
Depreciation and amortization	39,115	7,233

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Operating expenses, ground rent and general and administrative expenses	47,348	21,099

Total expenses	116,791	35,526

Net loss (1)	$(6,208)	(4,230)

The Company’s share of:
Net income, net of excess basis depreciation of $564 and $394	4,235	751
Depreciation and amortization (real estate related)	22,110	721

(1)

For the three months ended June 30, 2008, the Company estimated Feldman Mall Properties to have a $4,100 loss based on their first quarter 2008 results.  This amount is included in the combined statement of operation above, of which the Company has recorded $810 of loss, in addition to an increase of the loss estimated and recorded in the fourth quarter of 2007 of $519.

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

The following condensed pro forma financial information is presented as if the acquisition of RLJ had been consummated as of January 1, 2008, for the pro forma six months ended June 30, 2008 and January 1, 2007, for the pro forma six months ended June 30, 2007. The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2008, for the pro forma six months ended June 30, 2008 and January 1, 2007, for the pro forma six months ended June 30, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma
	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Total income	$522,845	$238,196

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Net income (loss)	$(26,064)	$30,479

Net income available to common shareholders per common share	$(.04)	$.10

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Revenue for lodging facilities is recognized when the services are provided. Additionally, the Company collects sales, use, occupancy and similar taxes at its lodging facilities which it presents on a net basis (excluded from revenues) on our consolidated statements of operations.

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

Depreciation expense is computed using the straight line method.  Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5-15 years for furniture, fixtures and equipment and site improvements.

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

Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized under the guidelines of Statement of Financial Accounting Standards (“SFAS’) 67: “Accounting for Costs and Initial Rental Operations and Real Estate Projects.”  Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.  Interest costs determined under guidelines of SFAS 34: “Capitalization of Interest Costs” (SFAS 34), are also capitalized during such periods.  Additionally, pursuant to SFAS 58: “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method,” the Company treats investments accounted for by the equity method

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

as assets qualifying for interest capitalization provided (1) the investee has activities in progress necessary to commence its planned principal operations and (2) the investee’s activities include the use of such funds to acquire qualifying assets under SFAS 34.

Impairment

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require complex or subjective judgments to be made.  Such assumptions, including projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions, are made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of June 30, 2008 or December 31, 2007.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The Company has a policy of only entering into contracts with established financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives

The Company accounts for its derivative instruments in accordance with  SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments (SFAS Nos. 137/138/149), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria of SFAS No. 133 is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes.

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at June 30, 2008 and December 31, 2007 consists of common stock investments that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Investments in Debt and Equity Securities,"  when a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.  For the three and six months ended June 30, 2008 and 2007, the Company recorded $46,158 and $50,070 and $654 and $868, respectively, in other than temporary impairments.

Notes Receivable

Notes receivable are considered for impairment in accordance with SFAS No. 114: “Accounting by Creditors for Impairment of a Loan”.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of June 30, 2008 and December 31, 2007.

Acquisition of Real Estate Properties and Real Estate Businesses

The Company accounts for the acquisition of properties using the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulting in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the six months ended June 30, 2008 and 2007. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,270 and $1,034 was applied as a reduction to rental income for the six months ended June 30, 2008 and 2007, respectively.  Amortization pertaining to the below market lease costs of $1,960 and $1,077 was applied as an increase to rental income for the six months ended June 30, 2008 and 2007, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $32,932 and $21,015 for the six months ended June 30, 2008 and 2007, respectively.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of June 30, 2008, no amount has been allocated to customer relationship value.

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 “Business Combinations”. The assets and liabilities of the acquired entities are recorded by the Company using the fair value at the date of the transaction and allocated to tangible and intangible assets acquired and liabilities assumed.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company amortizes identified intangible assets that are determined to have finite lives over the period which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.  Investments in lodging facilities are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated acquisition costs would be treated as

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties.  The purchase price allocation for the Chelsea hotel is substantially complete, which would likely affect the amount of depreciation expense recorded.  The Company could record goodwill on finalization of the purchase price allocation.  The operating results of each of the consolidated acquired hotels are included in our statement of operations from the date acquired.

The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of June 30, 2008 and December 31, 2007.

	Balance as of June 30, 2008	Balance as of December 31 ,2007
Intangible assets:
Acquired in-place lease	$419,798	$402,999
Acquired above market lease	15,593	15,603
Acquired below market ground lease	11,426	-
Advance bookings	5,781	-
Accumulated amortization	(100,162)	(66,496)
Net intangible assets	352,436	352,106
Goodwill	46,413	-
Total intangible assets	$398,849	$352,106

Intangible liabilities:
Acquired below market lease	$43,823	$44,225
Acquired above market ground lease	5,579	-
Other intangible liabilities	258	-
Accumulated amortization	(5,081)	(3,669)
Net intangible liabilities	$44,579	$40,556

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2008.

Amortization of:	2008	2009	2010	2011	2012	Thereafter
Acquired above
market lease costs	$(1,184)	(2,018)	(1,875)	(1,550)	(978)	(3,798)

Acquired below
market lease costs	$1,410	2,695	2,629	2,536	2,329	27,200

Net rental income
Increase	$226	677	754	986	1,351	23,402

Acquired in-place lease
Intangibles	$27,223	50,532	45,797	40,219	36,805	125,234

Advance bookings	$964	1,927	1,817	51	-	-

Acquired below
market ground lease	$157	315	315	315	315	9,848

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Acquired above
market ground lease	$(69)	(139)	(139)	(139)	(139)	(5,154)

Goodwill

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” or SFAS No. 142, when accounting for goodwill, which requires that goodwill not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $17,902 and $5,228, earnout escrows of $9,439 and $11,020, and lodging furniture, fixtures and equipment reserves of $20,129 and $8,217 as of June 30, 2008 and December 31, 2007, respectively.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Restricted cash and offsetting liability consist of funds received from investors that have not been executed to purchase shares and funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items.

Fair Value of Financial Instruments

The estimated fair value of the Company's mortgage debt was $4,010,285 and $2,895,525 as of June 30, 2008 and December 31, 2007, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The estimated fair value of the Company’s notes receivable was $296,732 and $280,137 as of June 30, 2008 and December 31, 2007, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Other

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement."  A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes.  The guidance is effective for periods beginning after December 15, 2006.  The Company presents income net of sales taxes.  Adoption on January 1, 2007 did not have an effect on the Company's policy related to sales taxes and therefore, did not have an effect on the Company's consolidated financial statements.

(3)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2008 and 2007.

		For the three months ended		For the six months ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

General and administrative:
General and administrative reimbursement	(b)	1,436	311	2,900	670
Loan servicing	(c)	83	20	151	55
Affiliate share purchase discounts	(i)	22	753	64	1,214
Investment advisor fee	(h)	737	624	1,355	978
Total general and administrative to related parties		2,278	1,708	4,470	2,917

Property management fees	(g)	4,950	3,743	10,085	6,440
Business manager fee	(e)	12,500	3,000	12,500	4,500
Acquisition reimbursements capitalized	(b)	271	466	544	1,264
Acquisition fees	(f)	22,334	-	22,334	-
Loan placement fees	(d)	172	729	1,226	1,164
Offering costs	(a)	64,195	159,164	115,663	274,523

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

(a)

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts.  $5,363 and $3,856 was unpaid as of June 30, 2008 and December 31, 2007, respectively, and is included in the offering costs described above.

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  $2,363 and $1,690 remained unpaid as of June 30, 2008 and December 31, 2007, respectively.

(c)

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for the Company and 200 dollars per month, per loan for MB REIT.

(d)

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.

(e)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the six months ended June 30, 2008 and 2007, average invested assets were $8,041,186 and $3,381,663 and operating expenses, as defined, were $25,145 and $10,914 or .63%, and .65%, respectively, of average invested assets.  The Company incurred fees of $12,500 and $4,500 for the six months ended June 30, 2008 and 2007, respectively, of which $12,500 and $0 remained unpaid as of June 30, 2008 and

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

December 31, 2007, respectively.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $12,500, $9,000 and $2,400 paid for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006.

(f)

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  The Company incurred fees of $22,334 and $250 for the six months ended June 30, 2008 and 2007, of which $500 remained unpaid as of June 30, 2008.

(g)

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

(h)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $1,355 and $978 during the six months ended June 30, 2008 and 2007, respectively, of which $493 and $340 remained unpaid as of June 30, 2008 and December 31, 2007, respectively.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

(i)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 70,083 and 1,959,841 shares to related parties and recognized an expense related to these discounts of $64 and $1,214 for the six months ended June 30, 2008 and 2007, respectively.

(4)  Notes Receivable

The Company's notes receivable balance was $296,416 and $281,221 as of June 30, 2008 and December 31, 2007, respectively, and consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land, shopping centers and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 7.77% to 14.53% per annum.  For the three and six months ended June 30, 2008 and 2007, the Company recorded interest income from notes receivable of $6,547 and $12,622 and $4,734 and $6,108, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

(5)  Investment Securities

Investment in securities of $346,146 at June 30, 2008 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on June 30, 2008, the Company has accumulated other comprehensive loss of $28,988, which includes gross unrealized losses of $33,426.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $148,762 as of June 30, 2008.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three and six months ended June 30, 2008 and 2007, the Company realized gains of $879 and $879 and $119 and $6,021, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the three and six months ended June 30, 2008, the Company recorded a write-down of $46,158 and $50,070 compared to $654 and $868 for the three and six months ended June 30, 2007 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the Consolidated Statement of Operations.  The Company’s securities and the overall REIT market experienced significant declines in the second quarter of 2008, which increased the duration and magnitude of the Company’s unrealized losses.  The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project.  Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.  Dividend income is recognized when earned. During the three and six months ended June 30, 2008 and 2007, dividend income of $7,751 and $15,625 and $5,480 and $8,031, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of June 30, 2008 and December 31, 2007, the Company has recorded a payable of $152,098 and $73,459, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 25 and 50 basis points. At June 30, 2008 and December 31, 2007, this rate was 2.693% to 2.943% and 5.54%. Interest expense in the amount of $1,155 and $2,179 and $1,458 and $2,088 was recognized in interest expense on the Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the six months ended June 30, 2008 and 2007, the Company issued 3,000 and 2,500 options to its independent directors.  As of June 30, 2008 and 2007, there were a total of 26,000 and 20,000 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.47 on the date of the grant using the Black Scholes option-pricing model.  During the six months ended June 30, 2008 and 2007, the Company recorded $1 and $2 of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received was $269 and $218 during the six months ended June 30, 2008 and 2007, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

Operating Leases

Minimum lease payments to be received under operating leases, excluding multi-family and lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2008	$363,326	*
2009	363,431
2010	348,656
2011	330,237
2012	304,393
Thereafter	1,788,771
Total	$3,498,814

* For the twelve month period from January 1, 2008 through December 31, 2008.

The remaining lease terms range from one year to 37 years.  The majority of the revenue from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the Consolidated Statements of Operations.  Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the Consolidated Statements of Operations.

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties which expire in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the three and six months ended June 30, 2008 and 2007, ground lease rent was $418 and $821 and $132 and $264, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2008	$540
2009	1,088
2010	1,096
2011	1,100
2012	1,114
Thereafter	43,081
Total	$48,019

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

(8) Mortgages, Notes and Margins Payable

During the six months ended June 30, 2008, the following debt transactions occurred:

Balance at December 31, 2007	$3,028,647
Scheduled principal amortization payments	(1,748)
Mortgage and note payable additions	692,391
Margin payable additions	78,639
Financings assumed through acquisitions	426,654
Mortgage premium and discounts, net	(2,718)
Balance at June 30, 2008	4,221,865

Mortgage loans outstanding as of June 30, 2008 were $4,076,778 and had a weighted average interest rate of 5.30%.  As of June 30, 2008, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

	As of June 30, 2008	Weighted average interest rate
2008	$340,969	5.24%
2009	318,725	4.93%
2010	550,448	4.58%
2011	119,618	5.07%
2012	119,691	5.37%
Thereafter	$2,627,327	5.69%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of June 30, 2008, the Company was in compliance with such covenants.

The Company has purchased a portion of its securities through margin accounts.  As of June 30, 2008, the Company has recorded a payable of $152,098 for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 25 and 50 basis points.  At June 30, 2008, this rate was equal to 2.693% to 2.943%.

(9) Derivatives

As of June 30, 2008, in connection with six mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $624,105, that converted the variable-rate debt to fixed.  The interest rate swaps were considered effective as of June 30, 2008.  The fair value of our swaps increased $4,035 during the six months ended June 30, 2008.

The following table summarizes  interest rate swap contracts outstanding as of June 30, 2008:

		Swap End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	June 30, 2008 (2)

November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(566)
December 14, 2007	December 18, 2007	December 10, 2008	4.32%	1 month LIBOR	281,168	(2,025)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	1,509
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	1,006
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	1,049
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	501

					$ 624,105	1,474

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

(1)  Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

(2)  The fair value was determined by a discounted cash flow model based on changes in interest rates.

Two interest rate swaps entered into in December 2007 were not considered effective until January 8, 2008 and the Company recorded a loss and related liability of $764 for the six months ended June 30, 2008.  Such loss is included in interest expense on the Consolidated Statement of Operations and the liability is included in other liabilities on the Consolidated Balance Sheet.

(10) Income Taxes

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

As such, the Company taxable REIT subsidiaries are required to pay income taxes at applicable rates.  For the six months ended June 30, 2008, income tax expense of $4,700 is comprised of $4,150 federal, state and local tax on wholly-owned taxable REIT subsidiaries and $550 of Texas margin tax from all operations.

 (11)  Segment Reporting

The Company has five business segments: Office, Retail, Industrial, Lodging and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense or interest and other investment income from corporate investments.  The non-segmented assets include the Company’s cash and cash equivalents, investment in marketable securities, investment in unconsolidated entities and notes receivable.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  AT&T, Inc., accounted for 12% and 20% and SunTrust accounted for 12% and 0% of consolidated rental revenues for the six months ended June 30, 2008 and 2007, respectively.  This concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

The following table summarizes net property operations income by segment for the three months ended June 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$97,035	$25,785	$49,421	$16,286	$-	$5,543
Straight-line rents	4,275	1,161	1,881	1,233	-	-
Amortization of acquired above and below market leases, net	637	(188)	923	(98)	-	-
Total rentals	$101,947	$26,758	$52,225	$17,421	$-	$5,543

Tenant recoveries	17,209	6,430	10,084	695	-	-
Other income	4,209	2,135	1,248	301	-	525
Lodging operating income	148,329	-	-	-	148,329	-
Total revenues	$271,694	$35,323	$63,557	$18,417	$148,329	$6,068

Operating expenses	$118,879	$9,981	$15,389	$1,707	$88,438	$3,364

Net property operations	$152,815	$25,342	$48,168	$16,710	$59,891	$2,704

Depreciation and amortization	$(79,711)
Business manager fee	$(12,500)
General and administrative	$(7,125)
Interest and other investment income	$18,232
Interest expense	$(55,197)
Income tax expenses	$(4,182)
Other income (loss)	$866
Realized (gain) loss and impairment on securities, net	$(45,279)
Equity in earnings (loss) of unconsolidated entities	$2,098
Impairment of investment in unconsolidated entities	(1,922)
Minority interest	$(2,312)

Net income applicable to common shares	$(34,217)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

The following table summarizes net property operations income by segment for the six months ended June 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$190,234	$51,923	$95,085	$32,265	$-	$10,961
Straight-line rents	8,496	2,491	3,543	2,462	-	-
Amortization of acquired above and below market leases, net	691	(428)	1,307	(188)	-	-
Total rentals	$199,421	$53,986	$99,935	$34,539	$-	$10,961

Tenant recoveries	35,299	12,912	20,745	1,642	-	-
Other income	7,274	3,889	2,013	332	-	1,040
Lodging operating income	265,222	-	-	-	265,222	-
Total revenues	$507,216	$70,787	$122,694	$36,513	$265,222	$12,001

Operating expenses	$224,833	$21,217	$32,051	$3,467	$161,705	$6,393

Net property operations	$282,383	$49,570	$90,643	$33,046	$103,517	$5,608

Depreciation and amortization	$(152,783)
Business manager fee	$(12,500)
General and administrative	$(13,752)
Interest and other investment income	$35,859
Interest expense	$(104,960)
Income tax expense	$(4,700)
Other income (loss)	$281
Realized (gain) loss and impairment on securities, net	$(49,191)
Equity in earnings (loss) of unconsolidated entities	$4,235
Impairment of investment in unconsolidated entities	(3,341)
Minority interest	$(4,691)

Net income applicable to common shares	$(23,160)

Balance Sheet Data:
Real estate assets, net	$7,451,640	$1,239,380	$2,738,395	$843,032	$2,432,247	$198,586
Capital expenditures	50,061	7,333	2,899	35	39,765	29
Non-segmented assets	2,884,323
Total assets	$10,386,024

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

(12)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As a result of the net loss for the three and six months ended June 30, 2008, the diluted weighted average shares outstanding do not give effect to potential common shares as to do so would be anti-dilutive because of a net loss or immaterial because of the immaterial number of potential common shares.

 (13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $31,833 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of June 30, 2008, the Company has approximately $5,500 of rate lock deposits outstanding.  The agreements locked interest rates at  4.676% on approximately $50,000 in principal.

As of June 30, 2008, the Company had outstanding commitments to fund approximately $325,000 into joint ventures.  The Company intends on funding these commitments with cash on hand of approximately $1,018,000 and anticipated capital raised through its second offering.

Contemporaneous with the Company’s merger with Winston Hotels, Inc., its wholly-owned subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” WINN Limited Partnership, or “WINN,” and Crockett Capital Corporation, or “Crockett,” memorialized in a development memorandum their intentions to subsequently negotiate and enter into a series of contracts to develop certain hotel properties, including without limitation a Westin Hotel in Durham, North Carolina, a Hampton Inn & Suites/Aloft Hotel in Raleigh, North Carolina, an Aloft Hotel in Chapel Hill, North Carolina and an Aloft Hotel in Cary, North Carolina (collectively referred to herein as the “development hotels”).

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN.  The complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties.  The complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett.  The complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property.  With respect to the remaining three development hotels, the complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20,100.

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

June 30, 2008

requested that the General Court of Justice of the State of North Carolina dismiss the amended complaint in its entirety, with prejudice.

In a separate matter, on February 20, 2008, Crockett has filed a demand for arbitration with the American Arbitration Association against Inland American Winston and WINN with respect to three construction management services agreements entered into by the parties in August 2007. The demand claims that Inland American Winston and WINN have failed to pay Crockett certain fees in exchange for Crockett providing construction management services for hotel properties located in Chapel Hill, North Carolina, Jacksonville, Florida and Roanoke, Virginia. Pursuant to this arbitration demand, Crockett is seeking damages in an aggregate amount not less than $281.  On March 17, 2008, Inland American Winston and WINN filed an answer to this demand stating that they had paid Crockett the amounts due under the agreements and that all other damages sought by Crockett are penalty payments unenforceable against them.

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

(14) Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2008
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$346,146		-
Derivative interest rate instruments		$1,474	-
Total assets	$346,146	$1,474	-

Put/call agreement in MB REIT	-	-	$(2,000)
Total liabilities	-	-	$(2,000)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2008

(15)  New Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” or SFAS No. 162. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS No. 162 will become effective 60 days after the SEC’s approval. The Company believes that the adoption of this standard on its effective date will not have a material effect on its results of operations or financial position.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect the Company’s financial position, financial performance, and cash flows and requires enhanced disclosures about the Company’s derivatives and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the application of this Statement and anticipates it will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

Also in December 2007, the FASB issued Statement No. 141 (Revised) "Business Combinations.” This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the application of this Statement and its effect on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the fair value option for any such financial assets and financial liabilities.

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

June 30, 2008

2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008.  The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.

(16)  Subsequent Events

The Company paid distributions to its stockholders of $.05167 per share totaling $34,151 and $35,446 in July and August 2008.

The mortgage debt financings obtained subsequent to June 30, 2008, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
Parkway Centre North and Parkway Centre North Outlot Bldg B	07/02/08	16,090	6.466%	08/01/2013

Riverstone Shopping Center	08/06/08	21,000	One month LIBOR plus 2.05%	09/01/2013

Wakefield Capital, LLC

On July 9, 2008, the Company invested $100,000 in Wakefield Capital, LLC (“Wakefield”).  The Company invested $100,000 in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,281 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

Concord Debt Holdings, LLC

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord, LLC to form Concord Debt Holdings, LLC.  Under the terms of the joint venture agreement, the Company will initially contribute $20,000 to the venture in exchange for preferred membership interests, with additional contributions up to $100,000 in total.  The Company is entitled to a 10% preferred dividend on its unreturned capital contributions.  The joint venture originates and acquires real estate related loans.

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

The following discussion and analysis relates to the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. (Dollar amounts stated in thousands, except for per share amounts, revenue per available room and average daily rate).

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to fund distributions to our stockholders.  To achieve these objectives, we selectively acquire and actively manage investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease and release space at favorable rates, control expenses, and maintain strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to increase occupancy and daily rates as well as controlling expenses.

On a consolidated basis, essentially all of our revenues and operating cash flows for the six months ended June 30, 2008 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.  Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, franchise and management fees and repairs and maintenance expenses.

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

Properties

General

We own interests in retail, office, industrial/distribution, multi-family properties, development properties and lodging properties.  As of June 30, 2008, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned fee simple and leasehold interests in 786 properties, excluding our lodging and development properties, located in 33 states.  In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, owned 98 lodging properties in 24 states.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2008 annualized base rent based on the properties owned as of June 30, 2008, excluding our lodging and development properties. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Banks	Retail/Office	52,111	13.30%	2,241,396	6.12%
AT&T Centers	Office	44,770	11.42%	3,610,424	9.86%
Citizens Banks	Retail	18,201	4.64%	907,005	2.48%
C&S Wholesalers	Industrial/Distribution	14,429	3.68%	3,031,295	8.28%
Atlas Cold Storage	Industrial/Distribution	12,370	3.16%	1,896,815	5.18%
Stop & Shop	Retail	10,164	2.59%	601,652	1.64%
Lockheed Martin Corporation	Office	8,648	2.21%	342,516	0.94%
Cornerstone Consolidated Services Group	Industrial/Distribution	5,617	1.43%	970,168	2.65%
Randall's Food and Drug	Retail	5,557	1.42%	635,580	1.74%
Pearson Education, Inc	Industrial/Distribution	3,665	0.94%	1,091,435	2.98%

The following tables set forth certain summary information about the properties as of June 30, 2008 and the location and character of the properties that we own.  (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Retail Segment

Retail Properties	Location	GLA Occupied as of 06/30/08	% Occupied as of 06/30/08	Number of Occupied Tenants as of 06/30/08	Mortgage Payable as of 06/30/08 ($)
Bradley Portfolio	Multiple States	106,820	93%	4	11,126
Citizens Portfolio	Multiple States	993,926	100%	160	200,000
Newquest Portfolio	Multiple States	2,032,985	92%	436	37.227
Six Pines Portfolio	Multiple States	1,381,670	91%	243	158,500
Stop & Shop Portfolio	Multiple States	599,830	100%	9	85,053
SunTrust Portfolio	Multiple States	1,976,720	100%	420	464,672
Paradise Shops of Largo	Largo, FL	50,441	92%	5	7,325
Triangle Center	Longview, WA	245,007	97%	35	23,600
Monadnock Marketplace	Keene, NH	200,791	100%	12	26,785
Lakewood Shopping Center, Phase 1	Margate, FL	142,177	95%	29	11,715
Canfield Plaza	Canfield, OH	86,839	86%	9	7,575
Shakopee Shopping Center	Shakopee, MN	35,972	35%	1	8,800

Lincoln Mall	Lincoln, RI	385,026	88%	38	33,835
Brooks Corner	San Antonio, TX	165,388	96%	20	14,276
Fabyan Randall	Batavia, IL	83,285	91%	11	13,405
The Market at Hilliard	Hilliard, OH	113,620	99%	13	11,220
Buckhorn Plaza	Bloomsburg, PA	79,359	100%	15	9,025
Lincoln Village	Chicago, IL	163,168	100%	29	22,035
Parkway Center North (Stringtown)	Grove City, OH	128,841	97%	11	-
Plaza at Eagles Landing	Stockbridge, GA	29,265	88%	9	5,310
State Street Market	Rockford, IL	193,657	100%	6	10,450
New Forest Crossing II	Houston, TX	26,700	100%	8	3,438
Sherman Plaza	Evanston, IL	143,946	95%	18	30,275
Market at Morse/Hamilton	Gahanna, OH	44,742	100%	12	7,893
Parkway Centre North Outlot Building B	Grove City, OH	10,245	100%	6	-
Chesapeake Commons	Chesapeake, VA	79,476	100%	3	8,950
Crossroads at Chesapeake Square	Chesapeake, VA	121,629	100%	21	11,210
Gravois Dillon Plaza Phase I and II	High Ridge, MO	145,110	98%	23	12,630
Pavillions at Hartman Heritage	Independence, MO	215,651	96%	24	23,450
Legacy Crossing	Marion, OH	124,236	92%	15	10,890
Shallotte Commons	Shallotte, NC	85,897	100%	11	6,078
Lakewood Shopping Center, Phase II	Margate, FL	87,602	100%	6	-
Northwest Marketplace	Houston, TX	180,520	97%	28	19,965
Spring Town Center III	Spring, TX	22,460	74%	5	-
Lord Salisbury Center	Salisbury, MD	113,821	100%	11	12,600
Riverstone Shopping Center	Missouri City, TX	264,909	97%	15	-
Middleburg Crossing	Middleburg, FL	60,220	94%	11	6,446
Washington Park Plaza	Homewood, IL	229,033	96%	26	30,600
Wickes - Lake Zurich	Lake Zurich, IL	-	0%	0	5,767
McKinney TC Outlots	McKinney, TX	18,846	100%	5	-
Forest Plaza	Fond du Lac, WI	119,859	98%	7	2,223
Lakeport Commons	Sioux City, IA	248,682	88%	26	-
Penn Park	Oaklahoma City, OK	241,434	100%	19	31,000
Streets of Cranberry	Cranberry Township, PA	88,203	82%	23	24,425
Alcoa Exchange	Bryant, AR	88,640	98%	24	12,810
Total Retail Properties		11,956,648	95% (1)	1,862	1,422,584

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

Office Segment

Office Properties	Location	GLA Occupied as of 06/30/08	% Occupied as of 06/30/08	Number of Occupied Tenants as of 06/30/08	Mortgage Payable as of 06/30/08 ($)
Bradley Portfolio	Multiple States	541,710	100%	7	54,415
NewQuest Portfolio	Texas	20,659	70%	3	-
SunTrust Portfolio	Multiple States	293,981	100%	13	32,434
Lakeview Technology Center	Suffolk, VA	110,007	100%	2	14,470
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472

Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
Dulles Executive Plaza I and II	Herndon, VA	379,596	100%	5	68,750
IDS	Minneapolis, MN	1,336,744	90%	287	161,000
Washington Mutual	Arlington , TX	239,905	100%	1	20,115
AT&T St. Louis	St. Louis, MO	1,461,274	100%	1	112,695
AT&T Cleveland	Cleveland, OH	458,936	100%	1	29,242
Worldgate Plaza	Herndon, VA	322,326	100%	8	59,950
Total Office Properties		7,008,462	98% (1)	330	770,868

(1)

weighted average physical occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied as of 06/30/08	% Occupied as of 06/30/08	Number of Occupied Tenants as of 06/30/08	Mortgage Payable as of 06/30/08 ($)
Atlas Cold Storage Portfolio	Multiple States	1,896,815	100%	11	94,486
Bradley Portfolio (2)	Multiple States	5,076,439	86%	19	205,861
C&S Portfolio	Multiple States	3,031,295	100%	5	82,500
Persis Portfolio	Multiple States	583,900	100%	2	16,800
Prologis Portfolio	Tennessee	2,051,491	89%	34	32,450
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process Facility	Sugarland, TX	150,000	100%	1	8,201
Schneider Electric	Loves Park, IL	545,000	100%	1	11,000
Total Industrial/Distribution Properties		13,497,553	92% (1)	74	457,058

(1)

weighted average physical occupancy

(2)

the portfolio has 100% economic occupancy

Multi-family Segment

Multi-Family Properties	Location	GLA Occupied as of 06/30/08	% Occupied as of 06/30/08	Number of Occupied Units as of 06/30/08	Mortgage Payable as of 06/30/08 ($)
Fields Apartment Homes	Bloomington, IN	283,639	88%	253	18,700
Southgate Apartments	Louisville, KY	203,832	87%	225	10,725
The Landings at Clear Lakes	Webster, TX	302,879	89%	322	18,590
The Villages at Kitty Hawk	Universal City, TX	186,514	76%	238	11,550
Waterford Place at Shadow Creek	Pearland, TX	299,124	91%	269	16,500
Encino Canyon Apartments	San Antonio, TX	210,812	83%	192	12,000
Seven Palms	Webster, TX	284,722	85%	307	18,750
University House at UAB	Birmingham, AL	143,401	76%	375	-
Total Multi-Family Properties		1,914,923	85% (1)	2,181	106,815

(1)

weighted average physical occupancy

Lodging Segment

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Period Ended 06/30/08 ($)	Average Daily Rate for the Period Ended 06/30/08 ($)	Occupancy for the Period Ended 06/30/08	Mortgage Payable As of 6/30/08 ($)
Inland American Winston Hotels, Inc.
Comfort Inn Riverview	Charleston, SC	Choice	129	63	95	66%	-
Comfort Inn University	Durham, NC	Choice	136	44	76	57%	-
Comfort Inn Cross Creek	Fayetteville, NC	Choice	123	70	85	83%	-
Comfort Inn Orlando	Orlando, FL	Choice	214	44	64	68%	-
Courtyard by Marriott	Ann Arbor, MI	Marriott	160	82	116	71%	12,225
Courtyard by Marriott Brookhollow	Houston, TX	Marriott	197	76	129	58%	-
Courtyard by Marriott Northwest	Houston, TX	Marriott	126	88	128	69%	7,263
Courtyard by Marriott Roanoke Airport	Roanoke, VA	Marriott	135	97	136	72%	14,651
Courtyard by Marriott Chicago- St. Charles	St. Charles, IL	Marriott	121	68	113	60%	-
Courtyard by Marriott	Wilmington, NC	Marriott	128	82	112	73%	-
Courtyard By Marriott Richmond Airport	Sandston (Richmond), VA	Marriott	142	89	115	78%	11,800
Fairfield Inn	Ann Arbor, MI	Marriott	110	56	92	61%	-
Hampton Inn Suites Duluth- Gwinnett	Duluth, GA	Hilton	136	69	103	67%	9,585
Hampton Inn Baltimore-Inner Harbor	Baltimore, MD	Hilton	116	114	169	67%	14,000
Hampton Inn Raleigh-Cary	Cary, NC	Hilton	129	69	97	72%	-
Hampton Inn University Place	Charlotte, NC	Hilton	126	70	108	65%	-
Comfort Inn Medical Park	Durham, NC	Choice	136	45	76	59%	-
Hampton Inn	Jacksonville, NC	Hilton	122	88	98	90%	-
Hampton Inn Atlanta- Perimeter Center	Atlanta, GA	Hilton	131	72	117	62%	8,450
Hampton Inn Crabtree Valley	Raleigh, NC	Hilton	141	63	105	60%	-
Hampton Inn White Plains- Tarrytown	Elmsford, NY	Hilton	156	89	156	57%	15,643
Hilton Garden Inn Albany Airport	Albany, NY	Hilton	155	87	130	67%	-
Hilton Garden Inn Atlanta Winward	Alpharetta, GA	Hilton	164	72	132	55%	10,503
Hilton Garden Inn	Evanston, IL	Hilton	178	107	150	71%	19,928
Hilton Garden Inn RDU Airport	Morrisville, NC	Hilton	155	100	134	75%	-
Hilton Garden Inn Chelsea	New York, NY	Hilton	169	173	228	76%	-
Hilton Garden Inn Hartford North Bradley International	Windsor, CT	Hilton	157	80	129	62%	10,384
Holiday Inn Express Clearwater Gateway	Clearwater, FL	IHG	127	63	103	61%	-
Holiday Inn Harmon Meadow- Secaucus	Secaucus, NJ	IHG	161	103	148	70%	-
Homewood Suites	Cary, NC	Hilton	150	92	122	75%	12,747
Homewood Suites	Durham, NC	Hilton	96	81	105	76%	7,950
Homewood Suites Houston- Clearlake	Houston, TX	Hilton	92	99	116	85%	7,222
Homewood Suites	Lake Mary, FL	Hilton	112	78	110	71%	9,900

Homewood Suites Metro Center	Phoenix, AZ	Hilton	126	77	123	63%	6,330
Homewood Suites	Princeton, NJ	Hilton	142	88	129	69%	11,800
Homewood Suites Crabtree Valley	Raleigh, NC	Hilton	137	83	120	70%	12,869
Quality Suites	Charleston, SC	Choice	168	70	100	70%	10,350
Residence Inn	Phoenix, AZ	Marriott	168	64	130	49%	7,500
Residence Inn Roanoke Airport	Roanoke, VA	Marriott	79	82	123	67%	5,654
Towneplace Suites Northwest	Austin, TX	Marriott	127	63	94	68%	-
Towneplace Suites Birmingham-Homewood	Birmingham, AL	Marriott	128	50	86	58%	-
Towneplace Suites	College Station, TX	Marriott	94	64	87	74%	-
Towneplace Suites Northwest	Houston, TX	Marriott	128	65	110	59%	-
Towneplace Suites	Houston, TX (Clearlake)	Marriott	94	72	99	73%	-
Courtyard by Marriott Country Club Plaza	Kansas City, MO	Marriott	123	96	142	68%	10,409
Hilton Garden Inn	North Canton, OH	Hilton	121	83	131	63%	7,636
Hilton Garden Inn	Wilmington, NC	Hilton	119	84	126	67%	-
Inland American Orchard Hotels, Inc.
Courtyard by Marriott Williams Center	Tucson, AZ	Marriott	153	92	123	75%	16,030
Courtyard by Marriott	Lebanon, NJ	Marriott	125	79	125	64%	10,320
Courtyard by Marriott Quorum	Addison, TX	Marriott	176	81	127	64%	18,860
Courtyard by Marriott	Harlingen, TX	Marriott	114	67	100	67%	6,790
Courtyard by Marriott Westchase	Houston, TX	Marriott	153	103	143	72%	16,680
Courtyard by Marriott West University	Houston, TX	Marriott	100	103	138	74%	10,980
Courtyard by Marriott West Lands End	Fort Worth, TX	Marriott	92	81	117	70%	7,550
Courtyard by Marriott Dunn Loring-Fairfax	Vienna, VA	Marriott	206	108	151	72%	30,810
Courtyard by Marriott Seattle- Federal Way	Federal Way, WA	Marriott	160	106	136	78%	22,830
Hilton Garden Inn Tampa Ybor	Tampa, FL	Hilton	95	121	151	81%	9,460
Hilton Garden Inn	Westbury, NY	Hilton	140	129	161	80%	21,680
Homewood Suites Colorado Springs North	Colorado Springs, CO	Hilton	127	54	92	58%	7,830
Homewood Suites	Baton Rouge, LA	Hilton	115	105	128	82%	12,930
Homewood Suites	Albuquerque, NM	Hilton	151	76	97	79%	10,160
Homewood Suites Cleveland- Solon	Solon, OH	Hilton	86	80	110	73%	5,490
Residence Inn Williams Centre	Tucson, AZ	Marriott	120	107	130	82%	12,770
Residence Inn Cypress- Los Alamitos	Cypress, CA	Marriott	155	102	131	78%	20,650
Residence Inn South Brunswick-Cranbury	Cranbury, NJ	Marriott	108	81	120	67%	10,000

Residence Inn Somerset- Franklin	Franklin, NJ	Marriott	108	92	113	82%	9,890
Residence Inn	Hauppauge, NY	Marriott	100	113	135	84%	10,810
Residence Inn Nashville Airport	Nashville, TN	Marriott	168	84	98	85%	12,120
Residence Inn West University	Houston, TX	Marriott	120	108	130	83%	13,100
Residence Inn	Brownsville, TX	Marriott	102	82	107	77%	6,900
Residence Inn DFW Airport North	Dallas-Fort Worth, TX	Marriott	100	92	122	76%	9,560
Residence Inn Westchase	Houston Westchase, TX	Marriott	120	98	128	76%	12,550
Residence Inn Park Central	Dallas, TX	Marriott	139	74	101	74%	8,970
SpringHill Suites	Danbury, CT	Marriott	106	78	111	70%	9,130
Inland American Urban Hotels, Inc. (2)
Courtyard by Marriott	Annapolis-Ft Meade, MD	Marriott	140	95	134	71%	14,400
Marriott Atlanta Century Center	Atlanta, GA	Marriott	287	79	123	63%	16,705
Courtyard by Marriott	Birmingham, AL	Marriott	122	110	142	77%	10,500
Marriott Residence Inn	Cambridge, MA	Marriott	221	168	196	86%	44,000
Courtyard by Marriott	Elizabeth, NJ	Marriott	203	96	111	87%	16,030
Marriott Residence Inn	Elizabeth, NJ	Marriott	198	98	114	87%	17,700
Courtyard by Marriott	Ft Worth, TX	Marriott	203	121	154	78%	15,490
Marriott Residence Inn	Poughkeepsie, NY	Marriott	128	106	144	74%	13,350
Embassy Suites	Beachwood/ Cleveland, OH	Hilton	216	90	128	70%	15,213
Marriott	Chicago, IL	Marriott	113	162	188	86%	13,000
Doubletree	Washington, DC	Hilton	220	161	186	86%	26,398
Residence Inn	Baltimore, MD	Marriott	188	149	172	87%	40,040
Hilton Garden Inn	Burlington, MA	Hilton	179	90	125	72%	15,529
Hilton Garden Inn	Washington, DC	Hilton	300	210	226	93%	61,000
Hampton Inn Suites	Denver, CO	Hilton	148	103	139	74%	11,880
Embassy Suites	Hunt Valley, MD	Hilton	223	85	124	69%	13,943
Hilton Suites	Phoenix, AZ	Hilton	226	113	170	66%	22,771
Hilton Garden Inn	Colorado Springs, CO	Hilton	154	55	99	56%	8,801
Homewood Suites	Houston, TX	Hilton	162	119	145	82%	15,500
Hilton Garden Inn	San Antonio, TX	Hilton	117	85	127	67%	10,420
Hyatt Place	Medford/Boston, MA	Hyatt	157	97	125	77%	13,404
Doubletree	Atlanta, GA	Hilton	154	76	109	70%	10,085
Inland American Lodging Corporation
Hilton University of Florida Hotel & Convention Center	Gainesville, FL	Hilton	248	100	144	70%	27,775
The Woodlands Waterway® Marriott Hotel & Convention Center	The Woodlands, TX	Marriott	341	156	199	78%	75,400
Total Lodging Properties:			14,471	95	130	72%	1,118,982

(1)

Our hotels generally are operated under franchise agreements with franchisors including Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Intercontinental Hotels Group PLC (“IHG”) anc Choice Hotels International (“Choice”)

(2)

The information presented reflects the period from February 8, 2008 to June 30, 2008.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2008 and 2007.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 111 and 93 of our investment properties satisfied the criteria of being owned for the entire three and six month period ended June 30, 2007 and 2008, respectively, and are referred to herein as "same store" properties.  These properties comprise approximately 14.5 and 19.3 million square feet, respectively.  The "same store" properties represent approximately 40% and 54%, respectively,  of the square footage of our portfolio, excluding lodging properties, at June 30, 2008.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  A majority of our "same store" properties are in the office, retail and industrial segments.  Therefore, "same store" analysis is only presented in the office, retail and industrial segment results. All dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three and six months ended June 30, 2008 and June 30, 2007

Net Income per share decreased from $.06 and $.12 per share to $(.05) and $(.04) per share for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007.  The primary reason for the decrease was $46,158 and $50,070 impairments on investment securities for the three and six months ended June 30, 2008, which decreased net income per share by $.07 and $.08 per share, respectively.  A detailed discussion of our impairments is included under Realized Gain (Loss) on Securities.

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007

Net income (loss)	$(34,217)	$23,053

Net income (loss) per share	(.05)	.06

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Net income (loss)	$(23,160)	$35,142

Net income (loss) per share	(.04)	.12

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Other property income consists of other miscellaneous property income.  Total property revenues were $271,694 and $507,216 for the three and six months ended June 30, 2008 and $86,030 and $149,761 for the three and six months ended June 30, 2007, respectively.

Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations.  Under leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

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

	Three months ended June 30, 2008	Three months ended June 30, 2007	2008 increase (decrease) from 2007
Property rentals	$97,035	$61,627	$35,408
Straight-line rents	4,275	2,991	1,284
Amortization of acquired above and below market leases, net	637	(62)	699

Total rental income	$101,947	$64,556	$37,391

Tenant recoveries	17,209	14,154	3,055
Other income	4,209	7,320	(3,111)
Lodging operating income	148,329	-	148,329

Total property revenues	$271,694	$86,030	$185,664

	Six months ended June 30, 2008	Six months ended June 30, 2007	2008 increase (decrease) from 2007
Property rentals	$190,235	$109,655	$80,580
Straight-line rents	8,496	5,532	2,964
Amortization of acquired above and below market leases, net	691	(70)	761

Total rental income	$199,422	$115,117	$84,305

Tenant recoveries	35,299	25,704	9,595
Other income	7,274	8,940	(1,666)
Lodging operating income	265,222	-	265,222

Total property revenues	$507,216	$149,761	$357,455

Total property revenues increased $185,664 and $357,455 for the three and six months ended June 30, 2008 over the same period of the prior year.  The increase in property revenues in 2008 was due primarily to acquisitions of 561 properties since June 30, 2007 including lodging facilities.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses for properties other than lodging properties consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $118,879 and $224,833 for the three and six months ended June 30, 2008 and $22,719 and $39,640 for the three and six months ended June 30, 2007, respectively.  Lodging operating expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Three months ended June 30, 2008	Three months ended June 30, 2007	2008 increase (decrease) from 2007
Property operating expenses	$19,325	$14,139	$5,186
Lodging operating expenses	82,354	-	82,354
Real estate taxes	17,200	8,580	8,620

Total property expenses	$118,879	$22,719	$96,160

	Six months ended June 30, 2008	Six months ended June 30, 2007	2008 increase (decrease) from 2007
Property operating expenses	$40,616	$24,423	$16,193
Lodging operating expenses	150,608	-	150,608
Real estate taxes	33,609	15,217	18,392

Total property expenses	$224,833	$39,640	$185,193

Total operating expenses increased $96,160 and $185,193 for the three and six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to effect of the properties acquired after June 30, 2007, including lodging facilities.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007	2008 increase (decrease) from 2007
Depreciation and amortization	$79,711	$36,344	$43,367
Interest expense	55,197	21,291	33,906
General and administrative (1)	7,125	4,479	2,646
Business manager fee	12,500	3,000	9,500

	$154,533	$65,114	$89,419

(1)  Includes expenses paid to affiliates of our sponsor as described below.

	Six months ended June 30, 2008	Six months ended June 30, 2007	2008 increase (decrease) from 2007
Depreciation and amortization	$152,783	$62,914	$89,869
Interest expense	104,960	38,901	66,059
General and administrative (1)	13,752	7,588	6,164
Business manager fee	12,500	4,500	8,000

	$283,995	$113,903	$170,092

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization.  The $43,367 and $89,869 increase in depreciation and amortization expense for the three six months ended June 30, 2008 relative to the six months ended June 30, 2007 was due substantially to the impact of the properties acquired in 2007 and the first and second quarters of 2008.

Interest expense.  The $33,906 and $66,059 increase in interest expense for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was primarily due to mortgage debt financings during 2007 and first and second quarters 2008 which increased to $3,876,305 from $1,623,141.

A summary of interest expense for the three and six months ended June 30, 2008 and 2007 appears below:

	Three months ended June 30, 2008	Three months ended June 30, 2007	2008 increase (decrease) from 2007
Debt Type
Margin and other interest expense	$4,326	$2,567	$1,759
Mortgages	50,871	18,724	32,147

Total	$55,197	$21,291	$33,906

	Six months ended June 30, 2008	Six months ended June 30, 2007	2008 increase (decrease) from 2007
Debt Type
Margin and other interest expense	$7,757	$4,818	$2,939
Mortgages	97,203	34,083	63,120

Total	$104,960	$38,901	$66,059

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $7,125 and $13,752 for the three and six months ended June 30, 2008 and $4,479 and $7,558 for the three and  six months ended June 30, 2007, respectively.  The increase is due primarily to the growth of our asset and stockholder base during 2007 and 2008.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For the three and six months ended June 30, 2008, we paid our business manager $12,500 for the business manager fee and an investment advisory fees of approximately $737 and $1,355, which is less than the full 1% fee that the business manager is entitled to receive.  The $1,355 investment advisor fee is included in general and administrative expenses.  The business manager has waived any further fees that may have been permitted under the agreement for the six months ended June 30, 2008 and 2007, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.

Interest and Dividend Income and Realized Gain (Loss) on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.  We invest in marketable securities issued by other REIT entities, including those we may have an interest in acquiring, where we believe the yields and returns will exceed those of other short-term investments.  These investments have historically generated both current dividend income and gains on sale, offset by impairments on securities where we believe the decline in stock price are other than temporary.  Our interest and dividend income was $18,232 and $35,859 and $27,251 and $37,973 for the three and six months ended June 30, 2008 and 2007, respectively.  We realized a gain on sale of securities, of $879 and $6,021 for the six months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, we realized a $50,070 and $868 impairment loss on securities.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Interest Income	$10,481	$21,771	$20,234	$29,942
Dividend Income	7,751	5,480	15,625	8,031

Total	$18,232	$27,251	$35,859	$37,973

Realized gains on investment securities	879	119	879	6,021
Other than temporary impairments	(46,158)	(654)	(50,070)	(868)

Total	(45,279)	(535)	(49,191)	5,153

Interest income was $10,481 and $20,234 and $21,771 and $29,942 for the three and six months ended June 30, 2008 and 2007, respectively, resulting primarily from interest earned on cash investments and notes receivable which were greater during the six months ended June 30, 2007.  As of June 30, 2008, our cash balance, of approximately $1.0 billion, was invested in short-tem investments with an approximate yield of 2%, which is less than our cost of capital and debt.

Our notes receivable balance of $296,416 as of June 30, 2008 consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land and shopping center and lodging facilities.  Interest only is due each month at rates ranging from 7.77% to 14.53% per annum.  For the three and six months ended June 30, 2008 and 2007, we recorded interest income from notes receivable of 6,547 and $12,622 and $4,734 and $6,108, respectively.

Dividend income increased by $2,271 and $7,594 for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 as a result of increasing our investments in marketable securities during 2007 and 2008.  Although the value of our investments declined during 2007, the securities we invested in maintained consistent dividend distributions during the six months ended June 30, 2008.  There is no assurance that we will be able to generate the same level of dividend income from these investments in the future.  The following analysis outlines our yield earned on our portfolio of securities.

	June 30, 2008	June 30, 2007
Dividend income	15,625	8,031
Margin interest expense	(2,179)	(2,088)
Investment advisor fee	(1,355)	(978)

	12,091	4,965

Average investment in marketable securities (1)	422,527	226,007
Average margin payable balance	(127,543)	(70,097)

Net investment	294,984	155,910

Leveraged yield (annualized)	8.2%	6.4%

(1)

The average investment in marketable securities represents our original cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Our realized gain (loss) and impairment on securities, net decreased by $44,744 and $54,344 for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 primarily because we recognized other-than-temporary impairments during the three and six months ended June 30, 2008.  Other-than-temporary impairments were $46,158 and $50,070 for the three and six months ended June 30, 2008 compared to $654 and $868 for the three and six months ended June 30, 2007.  Our securities and the overall REIT market experienced additional declines in the second quarter of 2008, which increased the duration and magnitude of our unrealized losses.  We believe that the overall challenges in the economic environment, including near term prospects for certain of our securities makes a recovery period difficult to project.  Although we have the ability to hold these securities until potential recovery, we believe certain of the losses for these securities are other than temporary.  Depending on market conditions, we may be required to further reduce the carrying value of our portfolio in future periods.  A discussion of our other than temporary impairment policy is included in the discussion of our Critical Accounting Policies and Estimates, below.

Equity in Earnings of Unconsolidated Entities.  Our equity in earnings of unconsolidated entities increased to $4,235 from $751 as a result of our investment in unconsolidated entities increasing $504,178 from $149,620 at June 30, 2007 to $653,798 at June 30, 2008.

Impairment of Investment in Unconsolidated Entities.  For the three and  six months ended June 30, 2008, we recorded a $1,922 and $3,341 loss on our investment in Feldman Mall Properties, Inc.  Based on recent operating losses, cash flow deficits and uncertain outlook for the company, we have recognized an impairment on our investment.  We may be required to further reduce the carrying value of our investment, which could have a material impact on our results of operations and funds from operations.

Other Income and Expense.  Under the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities,”, the put/call arrangements we entered into in connection with the MB REIT transaction discussed below are considered derivative instruments.  The asset and liabilities associated with these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statement of operations.

The value associated with the put/call arrangements was a liability of $2,000 and $2,349 as of June 30, 2008 and December 31, 2007, respectively.  Other income of $349 and $458 was recognized for the six months ended June 30, 2008 and 2007, respectively. The liability associated with the put/call arrangements decreased from December 31, 2007 to June 30, 2008 due to the life of the put/call being reduced and decrease in interest rates.

An analysis of results of operations by segment follows:

The following table summarizes certain key operating performance measures for the six months ended June 30, 2008 and 2007.

Retail Segment

	Total Retail Properties
	As of June 30,
	2008	2007

Retail Properties
Physical occupancy	95%	96%
Economic occupancy	96%	96%
Base rent per square foot	$16.53	$14.01

Retail operations remain solid with consistent and rising rental revenue, stable occupancy results, and continued positive return on investment.  Our retail business is not highly dependant on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  The increase in our base rent per square foot from $14.01 to $16.53 was primarily a result of acquisitions during 2007 and 2008.  These rates are as of the end of the period and do not represent the average rate during the six months ended June 30, 2008 and 2007.

Our retail business is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in thriving communities, primarily in the Southwest and Southeast regions of the country.  Adding to this core investment profile is a select number of traditional mall properties and single-tenant properties.  Among the single-tenant properties, the largest holdings are comprised of investments in bank branches operated by, SunTrust and Citizens, where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating the facility.

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

During the six months ended June 30, 2008, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  Only eight retailers, renting approximately 198,050 square feet, had filed for bankruptcy protection.  All associated stores in our portfolio continued paying as-agreed rent except for 42,792 square feet of tenant space.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Comparison of Three Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the retail segment of 685 properties and for the same store retail segment consisting of 68 properties acquired prior to April 1, 2007.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2008 and June 30, 2007.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$52,225	$26,763	$25,462	$21,116	$20,339	$777
Tenant recovery incomes	10,084	7,415	2,669	6,020	5,742	278
Other property income	1,248	343	905	633	308	325

Total revenues	$63,557	$34,521	$29,036	$27,769	$26,389	$1,380

Expenses:
Property operating expenses	$8,931	$4,737	$4,194	$5,068	$4,160	$908
Real estate taxes	6,458	5,062	1,396	3,493	3,540	(47)

Total operating expenses	$15,389	$9,799	$5,590	$8,561	$7,700	$861

Net property operations	48,168	24,722	23,446	19,208	18,689	519

Retail properties real estate rental revenues increased from $34,521 in the second quarter of 2007 to $63,557 in the second quarter of 2008 mainly due to the acquisition of 407 retail properties since June 30, 2007.  Retail properties real estate and operating expenses also increased from $9,799 in 2007 to $15,389 in 2008 as a result of these acquisitions.

Retail segment property rental revenues are greater than the office segment primarily due to more gross leasable square feet for the retail properties.  Straight-line rents for our retail segment are less than the office segment because the increases are less frequent and in lower increments. The retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than the office segment because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is lower than the other segments due to lease termination fee income and miscellaneous income collected from tenants for the other segments.  Retail segment operating expenses are less than the office segment because the office segment had higher common area maintenance costs and insurance costs.

On a same store retail basis, property net operating income increased from $18,689 to $19,208 for a total increase of $519 or 3%.  Same store retail property operating revenues for the three months ended June 30, 2008 and 2007 were $27,769 and $26,389, respectively, resulting in an increase of $1,380 or 5%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store retail property operating expenses for the three months ended June 30, 2008 and 2007 were $8,561 and $7,700, respectively, resulting in an increase of $861 or 11%.  The increase in property operating expense was primarily caused by an increase in  common area maintenance costs, including utility costs (gas and electric), and bad debt expense.

Comparison of Six Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the retail segment of 685 properties and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2008 and June 30, 2007.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$99,936	$46,212	$53,724	$39,715	$38,434	$1,281
Tenant recovery incomes	20,745	13,605	7,140	11,972	11,660	312
Other property income	2,013	740	1,273	979	700	279

Total revenues	$122,694	$60,557	$62,137	$52,666	$50,794	$1,872

Expenses:
Property operating expenses	$19,101	$9,630	$9,471	$10,609	$8,332	$2,277
Real estate taxes	12,950	8,479	4,471	6,789	7,260	(471)

Total operating expenses	$32,051	$18,109	$13,942	$17,398	$15,592	$1,806

Net property operations	90,643	42,448	48,195	35,268	35,202	66

Retail properties real estate rental revenues increased from $60,557 in the six months ended 2007 to $122,694 in the six months ended 2008 mainly due to the acquisition of 407 retail properties since June 30, 2007.  Retail properties real estate and operating expenses also increased from $18,109 in 2007 to $32,051 in 2008 as a result of these acquisitions.

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

On a same store retail basis, property net operating income increased from $35,202 to $35,268 for a total increase of $66 or 1%.  Same store retail property operating revenues for the six months ended June 30, 2008 and 2007 were $52,666 and $50,794, respectively, resulting in an increase of $1,872 or 4%.  Same store retail property operating expenses for the six months ended June 30, 2008 and 2007 were $17,398 and $15,592, respectively, resulting in an increase of $1,806 or 12%.  The increase is primarily due to an increase in bad debt expense, snow removal and non-recoverable expenses.

Lodging Segment

	For the six months ended	For the three months ended
	June 30, 2008	March 31, 2008
Lodging Properties
Revenue per available room	$95	$91
Average daily rate	$130	$129
Occupancy	72%	69%

The increase in revenue per available room of $4 is primarily a result of increases in average occupancy during the second quarter which is largely a function of the seasonality in our hotel portfolio.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes").  Revenue, operating expenses, and net income are directly tied to the hotel operation whereas office, retail, industrial, and multi-family properties generate revenue from medium to long-term lease contracts.  In this way, net operating income is somewhat more predictable among the properties in the traditional asset classes, though we believe that opportunities to grow revenue are, in many cases, limited because of the duration of the existing lease contracts.  We believe lodging facilities have the benefit of capturing increased revenue opportunities on a monthly or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates.  Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry:  association with national franchise organizations and professional management by specialized third-party managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, and Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.  Effective TV, radio, print, on-line, and other forms of advertisement help draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and rental rate.

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

During 2007, the hotel industry experienced high growth in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR") due mainly to continued rebounds across virtually all segments of the travel industry (e.g., corporate travel, group travel, and leisure travel).  Supply of new hotel product was moderate.  For the remainder of 2008, industry analysts see continued growth in the national lodging industry but at a much slower rate of growth than experienced during 2007.  More specifically, we expect occupancy rates are projected to decrease 3% to 5% over 2007, while ADR is expected to grow modestly, resulting in overall flat to modest growth in total lodging revenue.

Our lodging facilities are generally classified in the middle to upper-middle lodging categories; as such, we project that our facilities will experience operating levels in-step with industry trends during the coming year with no significant weaknesses expected across the portfolio.

Operations for the three and six months ended June 30, 2008

	Total Lodging Segment	Total Lodging Segment
	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Revenues:
Lodging operating income	$148,329	$265,222

Total revenues	$148,329	$265,222

Expenses:
Lodging operating expenses to non-related parties	$82,354	$150,608
Real estate taxes	6,084	11,097

Total operating expenses	$88,438	$161,705

Net lodging operations	59,891	103,517

Office Segment

	Total Office Properties
	As of June 30,
	2008	2007
Office Properties
Physical occupancy	98%	98%
Economic occupancy	98%	98%
Base rent per square foot	$14.77	$14.49

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

We continue to see positive trends in our portfolio including high occupancy and increasing rental rates for newly acquired properties.  For example, we believe in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  The increase in our base rent per square foot from $14.49 to $14.77 was primarily a result of higher lease rates for new leases at new and existing properties.  These rates are as of the end of the period and do not represent the average rate during the six months ended June 30, 2008 and 2007.

Comparison of Three Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the office segment of 30 properties and for the same store portfolio consisting of 16 properties acquired prior to April 1, 2007.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2008 and June 30, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$26,758	$24,295	$2,463	$23,603	$23,461	$142
Tenant recovery incomes	6,430	6,184	246	6,438	5,984	454
Other property income	2,135	1,966	169	1,881	1,951	(70)

Total revenues	$35,323	$32,445	$2,878	$31,922	$31,396	$526

Expenses:
Property operating expenses	$6,563	$6,815	$(252)	$6,166	$6,579	$(413)
Real estate taxes	3,418	3,042	376	3,161	2,980	181

Total operating expenses	$9,981	$9,857	$124	$9,327	$9,559	$(232)

Net property operations	25,342	22,588	2,754	22,595	21,837	758

Comparison of Three Months Ended June 30, 2008 to 2007.  Office properties real estate rental revenues increased from $32,445 in the second quarter of 2007 to $35,323 in the second quarter of 2008 mainly due to the acquisition of 13 properties since June 30, 2007.  Office properties real estate and operating expenses also increased from $9,857 in 2007 to $9,981 in 2008 as a result of these acquisitions.

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

On a same store office basis, property net operating income increased from $21,836 to $22,595 for a total increase of $759 or about 3%.  Same store office property operating revenues for the three months ended June 30, 2008 and 2007 were $31,922 and $31,396, respectively, resulting in an increase of $526 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the three months ended June 30, 2008 and 2007 were $9,327 and $9,559, respectively, resulting in a decrease of $232 or 2%.  The decrease in property operating expense was primarily caused by common area maintenance costs

Comparison of Six Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the office segment of 30 properties and for the same store portfolio consisting of 13 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the six months ended June 30, 2008 and June 30, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$53,986	$46,131	$7,855	$42,702	$42,271	$431
Tenant recovery incomes	12,912	11,187	1,725	10,843	10,213	630
Other property income	3,889	3,136	753	3,444	3,120	324

Total revenues	$70,787	$60,454	$10,333	$56,989	$55,604	$1,385

Expenses:
Property operating expenses	$14,489	$12,774	$1,715	$12,133	$11,103	$1,030
Real estate taxes	6,728	4,662	2,066	5,374	5,053	321

Total operating expenses	$21,217	$17,436	$3,781	$17,507	$16,156	$1,351

Net property operations	49,570	43,018	6,552	39,482	39,448	34

Comparison of Six Months Ended June 30, 2008 to 2007.  Office properties real estate rental revenues increased from $60,454 in 2007 to $70,787 in 2008 mainly due to the acquisition of 13 properties since June 30, 2007.  Office properties real estate and operating expenses also increased from $17,436 in 2007 to $21,217 in 2008 as a result of these acquisitions.

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

On a same store office basis, property net operating income increased to $39,448 from $39,482 for a total increase of $34 or 1%.  Same store office property operating revenues for the six months ended June 30, 2008 and 2007 were $56,989 and $55,604, respectively, resulting in an increase of $1,385 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these properties that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the six months ended June 30, 2008 and 2007 were $17,507 and $16,156, respectively, resulting in an increase of $1,351 or 8%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2008.

Industrial Segment

	Total Industrial Properties
	As of June 30,
	2008	2007
Industrial Properties
Physical occupancy	92%	98%
Economic occupancy	99%	98%
Base rent per square foot	$5.07	$4.34

Our industrial holdings continue to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois, the latter being one of the largest industrial markets in the world.

Comparison of Three Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the industrial segment of 62 properties and for the same store portfolio consisting of 24 properties acquired prior to April 1, 2007.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$17,421	$10,326	$7,095	$9,314	$9,120	$194
Tenant recovery incomes	695	555	140	333	253	80
Other property income	301	4,759	(4,458)	248	4,734	(4,486)

Total revenues	$18,417	$15,640	$2,777	$9,895	$14,107	$(4,212)

Expenses:
Property operating expenses	$1,266	$948	$318	$781	$763	$18
Real estate taxes	441	428	13	105	179	(74)

Total operating expenses	$1,707	$1,376	$331	$886	$942	$(56)

Net property operations	16,710	14,264	2,446	9,009	13,165	(4,156)

Industrial properties real estate rental revenues increased from $15,640 in the second quarter of 2007 to $18,417 in the second quarter of 2008 mainly due to the acquisition of 17 properties since June 30, 2007.  Industrial properties real estate and operating expenses also increased from $1,376 in 2007 to $1,707 as a result of these acquisitions.

Industrial segment rental revenues are less than the office and retail segments because there are fewer tenants with less total gross leasable square feet than the office and retail segments at a lower rent per square foot.  Industrial segment operating expenses are lower than the other segments because the tenants have net leases and they are directly responsible for operating costs.

On a same store industrial basis, property net operating income decreased from $13,165 to $9,009 for a total decrease of $4,156 or 32%.  Same store industrial property operating revenues for the six months ended June 30, 2008 and 2007 were $9,895 and $14,107, respectively, resulting in a decrease of $4,212 or 30%.  The decrease is due to a large termination fee received in the second quarter of 2007.  Same store industrial property operating expenses for the six months ended June 30, 2008 and 2007 were $886 and $942, respectively, resulting in an decrease of $56 or 6%.

Comparison of Six Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the industrial segment of 62 properties and for the same store portfolio consisting of 16 properties acquired prior to January 1, 2007.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$34,539	$18,693	$15,846	$10,992	$11,090	$(98)
Tenant recovery incomes	1,642	912	730	554	491	63
Other property income	332	4,767	(4,435)	257	4,732	(4,475)

Total revenues	$36,513	$24,372	$12,141	$11,803	$16,313	$(4,510)

Expenses:
Property operating expenses	$2,380	$1,546	$834	$901	$902	$(1)
Real estate taxes	1,087	573	514	302	367	(65)

Total operating expenses	$3,467	$2,119	$1,348	$1,203	$1,269	$(66)

Net property operations	33,046	22,253	10,793	10,600	15,044	(4,444)

Industrial properties real estate revenues increased from $24,372 for the six months ended June 30, 2007 to $36,513 for the six months ended June 30, 2008 mainly due to the acquisition of 17 properties since June 30, 2007.  Industrial properties real estate and operating expenses also increased from $2,119 in 2007 to $3,467 in 2008 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other.

On a same store industrial basis, property net operating income decreased to $10,600 from $15,044 for a total decrease of $4,444 or 29%.  Same store industrial property operating revenues for the six months ended June 30, 2008 and 2007 were $11,803 and $16,313, respectively, resulting in a decrease of $4,510 or 28%.  The primary reason for the decrease was the impact of a one-time termination fee of $4,725 that impacted results in 2007.  Same store industrial property operating expenses for the six months ended June 30, 2008 and 2007 were $1,203 and $1,269, respectively, resulting in a decrease of $66 or 5%.

Multi-family Segment

	Total Multi-family Properties
	As of June 30,
	2008	2007
Multi-Family Properties
Physical occupancy	85%	94%
Economic occupancy	85%	94%

End of month scheduled base rent per unit per month	$850.00	$912.00

Multi-family represents the smallest amount of investment in the overall portfolio due to what we believe is the highly competitive nature for acquisitions of this property type, and the relatively small number of quality opportunities we saw during 2007 and 2008.  We remain interested in multi-family acquisitions and continue to monitor market activity.  Our portfolio contains eight multi-family properties, each reporting stable rental rate levels.  The decrease in monthly base rent from $912 per month to $850 per month and decrease in occupancy from 94% to 85% was a result of 2007 acquisitions.  These rates are as of the end of the period and do not represent the average rate during the six months ended June 30, 2008 and 2007.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy and rental rate levels.

Comparison of Three Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the multi-family segment of eight properties and for the same store portfolio consisting of three properties acquired prior to April 1, 2007.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$5,543	$3,172	$2,371	$1,892	$1,984	$(92)
Other property income	525	252	273	482	197	285

Total revenues	$6,068	$3,424	$2,644	$2,374	$2,181	$193

Expenses:
Property operating expenses	$2,565	$1,220	$1,345	$1,050	$943	$107
Real estate taxes	799	467	332	307	304	3

Total operating expenses	$3,364	$1,687	$1,677	$1,357	$1,247	$110

Net property operations	2,704	1,737	967	1,017	934	83

Multi–family real estate rental revenues and expenses increased from $3,424 in the second quarter of 2007 to $6,068 in the second quarter of 2008 and $1,687 in the second quarter of 2007 to $3,364 in the second quarter of 2008, respectively.  The increases are mainly due to the acquisition of four properties since June 30, 2007.

On a same store multi-family basis, property net operating income increased to $1,017 from $934 for a total increase of $83 or 9%.  Same store multi-family property operating revenues for the three months ended June 30, 2008 and 2007 were $2,374 and $2,181, respectively, resulting in an increase of $193 or 9%.  Same store multi-family property operating expenses for the three months ended June 30, 2008 and 2007 were $1,357 and $1,247, respectively, resulting in an increase of $110 or 9%.

Comparison of Six Months Ended June 30, 2008 to June 30, 2007

The table below represents operating information for the multi-family segment of eight properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire six months ended June 30, 2007 and June 30, 2008.

	Total Multi-Family Segment
			Increase/
	2008	2007	(Decrease)
Revenues:
Rental income	$10,961	$4,081	$6,880
Other property income	1,040	297	743

Total revenues	$12,001	$4,378	$7,623

Expenses:
Property operating expenses	$4,646	$1,403	$3,243
Real estate taxes	1,747	573	1,174

Total operating expenses	$6,393	$1,976	$4,417

Net property operations	5,608	2,402	3,206

Multi–family real estate rental revenues increased from $4,378 for the six months ended June 30, 2007 to $12,001 for the six months ended June 30, 2008.  The increases are mainly due to the acquisition of five properties since June 30, 2007.  Multi-family properties real estate and operating expenses also increased from $1,976 in 2007 to $6,393 in 2008 as a result of these acquisitions.

Developments

We own several properties, which are consolidated, that are in various stages of development.  These developments’ activities are funded from our working capital and by construction loans secured by the properties.  Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  The properties under development and all amounts set forth below are as of June 30, 2008.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)	Note Payable as of June 30, 2008 ($)	Percentage Pre-Leased as of June 30, 2008 (d)

Cityville Perimeter	Atlanta, GA	Multi-family	220,590	1,814	45,572	Q4 2009	-	0% (e)
Block 121	Birmingham, AL	Multi-family	221,512	4,262	32,758	Q3 2009	-	0% (e)
Haskell	Dallas, TX	Multi-family	588,500	26,750	100,000	Q2 2010	16,786	0% (e)
Oak Park	Dallas, TX	Multi-family	557,504	46,759	92,178	2009/2010	23,247	0% (e)
Cityville Carlisle	Dallas, TX	Multi-family	211,512	6,880	32,109	Q3 2009	2,755	0% (e)
Penn	Philadelphia, PA	Multi-family	212,585	64,529	78,547	Q3 2008	31,655	99%
Gainesville	Gainesville, FL	Multi-family	198,361	30,923	39,170	Q3 2008	14,197	62%
Huntsville	Huntsville, TX	Multi-family	240,264	22,864	27,920	Q3 2008	10,350	56%
UH @ Lafayette	Lafayette, LA	Multi-family	138,915	12,394	16,418	Q3 2008	6,153	76%
Stonebriar	Plano, TX	Retail	329,968	46,777	121,000	(c)	27,864	7%
Stone Creek	San Marcus, TX	Retail	506,169	29,965	76,100	(c)	-	53%
Woodbridge	Wylie, TX	Retail	268,210	14,057	49,415	(c)	-	32%
			3,694,090	307,973	711,187		133,007

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

(c)

Stonebriar, Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases.  As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates from third quarter 2008 to 2010.

(d)

The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

(e)

Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market by comparing financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating “as if” vacant fair values.  We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates.  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Acquisition of Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards No. 141 (SFAS No. 141) Business Combinations. The assets and liabilities of the acquired entities are recorded using the fair value at the date of the transaction and allocated to tangible and identifiable intangible assets.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed.  We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate.

Goodwill

We apply SFAS No. 142, “Goodwill and Other Intangible Assets” or SFAS No. 142, when accounting for goodwill, which requires that goodwill not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain leasing and expense factors, as well as the economic condition of the property at a particular point in time.

Under Accounting Principles Board (APB) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” we evaluate our equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment.

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize items which are deemed to increase the asset’s value or extend the life of the asset or a tenant improvement.  These costs are capitalized and included in the investment properties classification as an addition to buildings and improvements.

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

Investment in Marketable Securities

In accordance with FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities", a decline in the market value of any available-for-sale or held-to-maturity security that is below cost and deemed to be other-than-temporary results in an impairment which reduces the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to the reporting period, the forecasted performance of the entity, and the general market condition in the geographic area or industry the entity operates in.  We consider the following factor in evaluating our securities for impairments that are other than temporary:

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of June 30, 2008, there were no material adjustments for master lease agreements.

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

•

to invest in  properties;

•

to invest in joint ventures and developments;

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

Acquisitions and Investments

We completed approximately $1.2 billion of real estate and real estate company acquisitions and investments in the first six months of 2008.  In addition, we made approximately $25 million of loans during the first six months of 2008.  These acquisitions and investments were consummated through wholly-owned subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offering of our shares of common stock.  Details of our 2008 acquisitions and investments are summarized below.

Real Estate and Real Estate Company Acquisitions

During the six months ended June 30, 2008, we purchased 140 retail properties containing approximately 720 thousand square feet for approximately $242 million, one industrial property containing 1.3 million square feet for approximately $49 million and four office properties containing approximately 180 thousand square feet for $9 million.  We also purchased a vacant parcel of land for approximately $26 million to develop a multi-family/retail project for approximately $92 million.

On February 8, 2008, we consummated the merger among our wholly-owned subsidiary, Inland American Urban Hotels, Inc., and RLJ Urban Lodging Master, LLC and related entities, referred to herein as "RLJ," a real estate investment trust that owns upscale, full service and select-service lodging properties and other limited-service lodging properties.  At the time of the merger RLJ owned 22 hotels with 4,059 rooms. The total cost of the merger was approximately $932.2 million, including $22.3 million paid to our Business Manager as an acquisition fee.

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

•

On February 20, 2008, we and our partner agreed to revise certain terms of the joint venture known as Net Lease Strategic Assets Fund L.P.  Under the revised terms, ten properties have been excluded from the venture’s initial target portfolio.  Consequently, the initial portfolio of properties now consists of forty-three primarily single-tenant net leased assets, referred to herein as the “Initial Properties,” with an aggregate purchase price of $747.5 million (including the assumption of approximately $330.3 million of non-recourse first mortgage financing and $4 million in closing costs). The Initial Properties contain an aggregate of more than six million net rentable square feet.  Under the revised terms of the venture, we are required to contribute approximately $210 million to the venture toward the purchase of the Initial Properties. We initially contributed approximately $121.9 million to the venture.  These funds were used by the venture to purchase thirty of the Initial Properties from Lexington and its subsidiaries for an aggregate purchase price of approximately $408.5 million.  On March 25, 2008, we contributed $72.5 million to the venture.  These funds were used by the venture to purchase eleven additional Initial Properties from Lexington for an aggregate purchase price of $270.2 million. On May 30, 2008, we completed the acquisition of the remaining two Initial Properties for $19.0 million.

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

•

On May 16, 2008, we entered into a joint venture with Weber/Inland American Lewisville TC, LP to develop a retail center with the total cost expected to be approximately $56.8 million.  We contributed $7.9 million to the venture and will receive a preferred return equal to 11% per annum on the capital contribution.  This entity is considered to be a VIE as defined in FIN 46(R) and we are not considered the primary beneficiary.

Investments in Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities.  During 2008 we invested approximately $128.6 million in the marketable securities of other REIT entities.  As of June 30, 2008, we had an unrealized loss of $(29.0) million on our marketable securities compared to an unrealized loss of $(64.3) million at December 31, 2007.

Distributions

We paid cash distributions to our stockholders during the period from January 1, 2008 to June 30, 2008 totaling $182.1 million.  We expect to continue paying monthly cash distributions at a per share rate of $.05167 or $.62 on annualized basis through the remainder of 2008. These cash distributions were paid from our cash flow from operations which was $194.3 million for the six months ended June 30, 2008.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through June 30, 2008, we had sold a total of 178,621,722 shares in the follow-on offering and 17,741,796 shares pursuant to the offering of shares through the dividend reinvestment plan.  As a result of these sales, we have raised a total of approximately $6.6 billion of gross offering proceeds as of June 30, 2008.  Our total offering costs for both our initial and follow on-offering as of June 30, 2008 were approximately $678.4  million.

Borrowings

During the six months ended June 30, 2008 and 2007, we borrowed approximately $78.6 and $91.0 million, respectively, against our portfolio of marketable securities.  We borrowed approximately $1.1 billion secured by mortgages on our properties and paid approximately $9.3 million for loan fees to procure these mortgages for the six months ended June 30, 2008.  We borrowed approximately $581.0 million secured by mortgages on our properties and paid approximately $6.7 million for loan fees to procure these mortgages for the six months ended June 30, 2007.

We have entered into interest rate lock agreements with lenders designed to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of June 30, 2008, we had approximately $5.5 million of rate lock deposits outstanding.  The agreements fixed interest rates at 4.676% on approximately $50 million in principal.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2008 (dollar amounts are stated in thousands).

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	50,000	183,771	103,555	94,027	2,530,265
Variable rate debt (mortgage loans)	340,969	268,725	366,677	16,063	25,664	97,062

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	6.75	5.05	5.19	5.73	5.72
Variable rate debt (mortgage loans)	5.24	4.59	4.35	4.26	4.07	4.84

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which $7.0 million, net of accumulated amortization, is outstanding as of June 30, 2008.

We have entered into six interest rate swap agreements that have converted $624.1 million of our mortgage loans from variable to fixed rates.  The pay rates range from 2.40% to 4.45% with maturity dates from December 10, 2008 to March 27, 2013.

As of June 30, 2008, we have approximately $341.0 million and $318.7 million in mortgage debt maturing in 2008 and 2009, respectively. We are currently negotiating refinancing this debt with the existing lenders at what we believe are similar or better terms than we currently have on the existing debt. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Six months ended June 30, 2008
	2008	2007
	(In thousands)
Cash provided by operating activities	$194,267	$91,382
Cash used in investing activities	(1,289,380)	(2,497,562)
Cash provided by financing activities	1,703,401	3,017,919

Increase in cash and cash equivalents	608,288	611,739
Cash and cash equivalents, at beginning of period	409,360	302,492
Cash and cash equivalents, at end of period	$1,017,648	$914,231

Cash provided by operating activities was $194.3 million for the six months ended June 30, 2008 and $91.4 million for the six months ended June 30, 2007, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the six months ended June 30, 2008 to the six months ended June 30, 2007 was due primarily to the acquisition of 561 properties since June 30, 2007.

Cash used in investing activities was $1.3 billion for the six months ended June 30, 2008 and $2.5 billion for the six months ended June 30, 2007, respectively.  During the six months ended June 30, 2008, cash was used primarily for the acquisition of RLJ, the acquisition of 145 properties, the purchase of marketable securities, the funding of notes receivable, and funding to our joint ventures.

Cash provided by financing activities was $1.7 billion for the six months ended June 30, 2008 and $3.0 billion for the six months ended June 30, 2007.  During the six months ended June 30, 2008 and 2007, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $1.1 billion and $2.5 billion, respectively.  We generated approximately $78.6 million and $90.9 million by borrowing against our portfolio of marketable securities for the six months ended June 30, 2008 and 2007, respectively.  We generated approximately $1.1 billion from borrowings secured by mortgages on our properties and paid approximately $5.7 million for loan fees to procure these mortgages for the six months ended June 30, 2008.  We generated approximately $581.0 million from borrowings secured by mortgages on our properties and paid approximately $5.6 million for loan fees to procure these mortgages for the six months ended June 30, 2007.  During the six months ended June 30, 2008 and 2007, we paid approximately $182.0 and $75.5 million in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $20.2 million in six months ended 2007.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of June 30, 2008 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$5,800,411	447,263	1,492,932	1,088,032	2,772,184

Ground Lease Payments	$48,019	540	3,284	3,363	40,832

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of June 30, 2008, we would be obligated to pay as much as $31.8 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

We have entered into six interest rate swap agreements that have converted $624.1 million of our mortgage loans from variable to fixed rates.  The pay rates range from 2.40% to 4.45% with maturity dates from December 10, 2008 to March 27, 2013.

As of June 30, 2008, we had outstanding commitments to fund approximately $325 million into joint ventures.  We intend on funding these commitments with cash on hand of approximately $1.0 billion, and anticipated capital raised through our second offering.

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

Joint Venture	Ownership %	Investment at June 30, 2008	Commitment remaining at June 30, 2008
Net Lease Strategic Asset Fund L.P.	85%	210,949	172,956

Cobalt Industrial REIT II	24%	50,346	97,934

Lauth Investment Properties, LLC	(a)	212,205	37,795

D.R. Stephens Institutional Fund, LLC	90%	73,721	16,279

New Stanley Associates, LLP	60%	8,766	-

Chapel Hill Hotel Associates, LLC	49%	10,447	-

Marsh Landing Hotel Associates, LLC	49%	4,835	-

Jacksonville Hotel Associates, LLC	48%	2,573	-

Inland CCC Homewood Hotel, LLC	83%	3,362	-

Feldman Mall Properties, Inc.	(b)	49,426	-

Oak Property & Casualty, LLC	22%	1,329	-

L-Street Marketplace, LLC	20%	6,770	-

PDG/Inland Concord Venture, LLC	(c)	11,068	-

Weber/Inland American Lewisville TC, LP	(d)	8,001	-

		653,798	324,964

(a)

We own 5% of the common stock and 100% of the preferred.

(b)

We own 9.86% of the common stock as of June 30, 2008.

(c)

We contributed 100% of the capital with a preferred return.

(d)

   We contributed 90% of the capital with a preferred return.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the six months ended June 30, 2008 and 2007.  Such selected data should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts.)

	For the six months ended	For the six months ended
	June 30, 2008	June 30, 2007
Total income	$507,216	149,761

Total interest and dividend income	$35,859	37,973

Net income (loss) applicable to common shares	$(23,160)	35,142

Net income (loss) per common share, basic and diluted (a)	$(.04)	.12

Distributions declared to common stockholders	$188,239	89,272

Distributions per weighted average common share (a)	$.31	.30

Funds From Operations (a)(b)	$150,139	97,596

Funds From Operations per weighted average share (c)	$.25	.33

Cash flows provided by operating activities	$194,267	91,382

Cash flows used in investing activities	$(1,289,380)	(2,497,562)

Cash flows provided by financing activities	$1,703,401	3,017,919

Weighted average number of common shares outstanding, basic and diluted	606,709,331	292,778,653

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2008 and 2007, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the six months ended June 30, 2008 and 2007.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our property performance to our investment objectives.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

		Six Months Ended June 30,
		2008	2007
	Net income (loss) applicable to common shares	$(23,160)	35,142
Add:	Depreciation and amortization:
	Related to investment properties	152,667	62,914
	Related to income (loss) from investment in unconsolidated entities	22,110	721

Less:	Minority interests' share
	Depreciation and amortization related to investment properties	1,478	1,181

	Funds from operations	$150,139	97,596

c)

The decline in funds from operations resulted from non-cash impairments on investment securities.  These impairments are taken where we determine declines in the stock price of our marketable securities are other-than-temporary.  Other-than-temporary impairments are not considered permanent.  These securities continue to pay significant dividends and we realized a leveraged yield of 8.2% during the six months ended June 30, 2008.  We view these as long term investments.

Subsequent Events

We paid distributions to our stockholders of $.05167 per share totaling $34.1 million and $35.4 million in July and August 2008.

The mortgage debt financings obtained subsequent to June 30, 2008, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
Parkway Centre North and Parkway Centre North Outlot Bldg B	07/02/08	16,090,000	6.466%	08/01/2013

Riverstone Shopping Center	08/06/08	21,000,000	One month LIBOR plus 2.05%	09/01/2013

Wakefield Capital, LLC

On July 9, 2008, we invested $100 million in Wakefield Capital, LLC (“Wakefield”).  We invested $100 million in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,281 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

Concord Debt Holdings, LLC

On August 2, 2008, we entered into a joint venture with Lex-Win Concord, LLC to form Concord Debt Holdings, LLC.  Under the terms of the joint venture agreement, we will initially contribute $20 million to the venture in exchange for preferred membership interests, with additional contributions up to $100 million in total.  We are entitled to a 10%

preferred dividend on our unreturned capital contributions.  The joint venture originates and acquires real estate related loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt as of June 30, 2008 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $4.0 million.  If market rates of interest on all of the floating rate debt as of June 30, 2008 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $4.0 million.

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

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	50,000	183,771	103,555	94,027	2,530,265
Variable rate debt (mortgage loans)	340,969	268,725	366,677	16,063	25,664	97,062

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	6.75	5.05	5.19	5.73	5.72
Variable rate debt (mortgage loans)	5.24	4.59	4.35	4.26	4.07	4.84

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $7.0 million, net of accumulated amortization, is outstanding as of June 30, 2008.

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

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. During the six months ended June 30, 2008, we recognized losses of approximately $.8 million from these positions.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $41.7 million for the six months ended June 30, 2008. The overall stock market and REIT stocks have declined since mid-2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties, it is difficult to project where the REIT market and our portfolio value will be in 2008.  If our stock positions do not recover in 2008, we could take additional impairment losses, which could be material to our operations.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of our total assets and the book value as of June 30, 2008.  (Dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable equity securities	390,222	346,146	(34,615)	34,615

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2008 (dollar amounts stated in thousands):

		Swap End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	June 30, 2008 (2)

November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(566)
December 14, 2007	December 18, 2007	December 10, 2008	4.32%	1 month LIBOR	281,168	(2,025)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	1,509
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	1,006
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	1,049
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	501

					$ 624,105	$ 1,474

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

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

There have been no material developments to the Company’s pending legal proceedings during the three months ended June 30, 2008.

Item 1A.  Risk Factors

Two tenants generated a significant portion of our revenue, and rental payment defaults by significant tenants could adversely affect our results of operations.

As of June 30, 2008, approximately 12% of our rental revenue was generated by properties leased to AT&T, Inc. and 12% of our rental revenue was generated by properties leased to SunTrust. As a result of the concentration of revenue generated from these properties, if AT&T  or SunTrust were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the three properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of June 30, 2008, approximately 5%, 6%, 6%, 11% and 12% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.  Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Additionally, at June 30, 2008, forty-two of our lodging facilities, or approximately 43% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of June 30, 2008, all of our wholly-owned or partially owned properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

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

As of June 30, 2008, we had entered into joint venture agreements with 12 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. We have invested a total of approximately $650 million in cash in these joint ventures, which we do not consolidate for financial reporting purposes.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the six months ended June 30, 2008, we incurred a $12,500 business management fee and an investment advisory fee of approximately $737 thousand, together which are less than the full 1% fee that the business manager is entitled to receive.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

The risk factor “Neither we nor our Business Manager or its affiliates have experience in the lodging industry,” and the related discussion thereunder, which appears in our Form 10-K filed March 31, 2008, has been removed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The table below outlines the shares we repurchased pursuant to our share repurchase program during the quarter ended June 30, 2008.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under
April 2008	491,826	$9.29	491,826	(1)
May 2008	241,578	$9.31	241,578	(1)
June 2008	650,671	$9.29	650,671	(1)

Total	1,384,075		1,384,075

(1)

Subject to funds being available, we will limit the number of shares repurchased pursuant to our share repurchase program during any consecutive twelve month period to 5% of the number of outstanding shares of common stock at the beginning of that twelve month period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

Our annual meeting of stockholders was held on June 3, 2008.  The following proposals were voted on at the meeting:

(1)

Our stockholders elected to the board all eight director nominees for a term expiring at the 2009 annual meeting or until their successors are elected and qualified, with the vote of each director being reflected below:

Nominee	For	Withheld

J. Michael Borden (Independent Director)	311,613,052	4,966,062
Thomas F. Glavin (Independent Director)	311,837,477	4,741,637
Brenda G. Gujral (Director)	311,729,423	4,849,691
David Mahon (Independent Director)	311,810,440	4,768,673
Thomas F. Meagher (Independent Director)	311,606,369	4,972,745
Robert D. Parks (Director)	311,803,580	4,775,534

Paula Saban (Independent Director)	311,789,503	4,789,611
William J. Wierzbicki (Independent Director)	311,779,615	4,799,499

(2)

Our stockholders ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2008.  Stockholders holding 307,636,538 shares voted in favor of the proposal, stockholders holding 2,396,493 shares voted against the proposal and stockholders holding 6,546,085 shares abstained from voting on this proposal.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	August 14, 2008	Date:	August 14, 2008

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated June 14, 2007, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K dated April 1, 2008, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.169

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.169 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.170

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio III, L.L.C. (incorporated by reference to Exhibit 10.170 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.171

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio IV, L.L.C. (incorporated by reference to Exhibit 10.171 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.172

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio V, L.L.C. (incorporated by reference to Exhibit 10.172 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.173

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and IA Branch Portfolio, L.L.C. (incorporated by reference to Exhibit 10.173 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.174

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.174 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.175

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.175 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.176

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.176 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.177

Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2008)

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