Form 10-Q
period 2008-09-30
Inland American Real Estate Trust, Inc.
filed 2008-11-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of November 11, 2008, there were 773,738,266 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Investment properties:
Land	$1,405,363	$1,162,281
Building and other improvements	6,214,097	5,004,809
Construction in progress	218,253	204,218
Total	7,837,713	6,371,308
Less accumulated depreciation	(341,609)	(160,046)
Net investment properties	7,496,104	6,211,262
Cash and cash equivalents	1,382,463	409,360
Restricted cash and escrows (Note 2)	79,784	42,161
Investment in marketable securities (Note 5)	376,328	248,065
Investment in unconsolidated entities (Note 1)	802,730	482,876
Accounts and rents receivable (net of allowance of $2,422 and $1,069)	70,045	47,527
Notes receivable (Note 4)	476,579	281,221
Due from related parties (Note 3)	-	1,026
Intangible assets, net (Note 1)	384,331	352,106
Deferred costs, net	49,575	51,869
Other assets (Note 1)	43,018	80,733
Deferred tax asset	2,954	3,552
Total assets	$11,163,911	$8,211,758

Liabilities and Stockholders' Equity	September 30, 2008	December 31, 2007
	(unaudited)
Liabilities:
Mortgages, notes and margins payable (Note 8)	$4,399,510	$3,028,647
Accounts payable and accrued expenses	49,002	58,436
Distributions payable	38,080	28,008
Accrued real estate taxes	40,511	24,636
Advance rent and other liabilities	78,529	60,748
Intangible liabilities, net (Note 1)	44,006	40,556
Other financings (Note 1)	51,807	61,665
Due to related parties (Note 3)	15,200	5,546
Deferred income tax liability	1,385	1,506
Total liabilities	4,718,030	3,309,748

Minority interest (Note 1)	285,594	287,915
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 747,485,231 and 548,168,989 shares issued and outstanding	747	548
Additional paid in capital (net of offering costs of $751,199 and $557,122, of which $716,339 and $530,522 was paid or accrued to affiliates	6,701,054	4,905,710
Accumulated distributions in excess of net income (loss)	(564,212)	(227,885)
Accumulated other comprehensive income (loss)	22,698	(64,278)
Total stockholders' equity	6,160,287	4,614,095
Commitments and contingencies (Note 13)
Total liabilities and stockholders' equity	$11,163,911	$8,211,758

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$105,168	$76,694	$304,589	$191,811
Tenant recovery income	18,335	15,440	53,634	41,144
Other property income	4,368	2,587	11,642	11,527
Lodging income	135,366	46,883	400,588	46,883

Total income	263,237	141,604	770,453	291,365

Expenses:
General and administrative expenses to related parties (Note 3)	2,095	1,707	6,565	4,624
General and administrative expenses to non-related parties	6,261	4,417	15,543	9,088
Property and lodging operating expenses to related parties (Note 3)	4,992	4,606	14,677	11,046
Property operating expenses to non- related parties	16,490	12,646	47,421	30,629
Lodging operating expenses	81,335	27,224	231,943	27,224
Real estate taxes	18,830	12,176	52,439	27,393
Depreciation and amortization	79,246	50,857	232,029	113,771
Business manager management fee	6,000	4,500	18,500	9,000

Total expenses	215,249	118,133	619,117	232,775

Operating income	$47,988	$23,471	$151,336	$58,590

Interest and dividend income	18,242	26,949	54,101	64,922
Other income (loss)	(321)	(205)	(40)	254
Interest expense	(56,245)	(34,264)	(161,205)	(73,165)
Gain on extinguishment of debt	2,310	-	2,310	-
Equity in earnings of unconsolidated entities	3,373	2,647	7,608	3,398
Impairment of investment in unconsolidated entities	(1,284)	(5,109)	(4,625)	(5,109)
Realized gain (loss) and impairment on securities, net (Note 5)	(26,508)	7,451	(75,699)	12,604

Income (loss) before income taxes and minority interest	$(12,445)	$20,940	$(26,214)	$61,494

Income tax expense (Note 10)	$149	$(1,685)	$(4,550)	$(2,303)
Minority interest	(2,276)	(2,284)	(6,967)	(7,078)

Net income (loss) applicable to common shares	$(14,572)	$16,971	$(37,731)	$52,113

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(continued)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized gain (loss) on investment securities	21,996	(11,563)	8,095	(23,769)
Reversal of unrealized (gain) loss on investment securities	26,508	(7,451)	75,699	(12,604)
Unrealized gain (loss) on derivatives	(853)	-	3,182	-

Comprehensive income (loss)	$33,079	$(2,043)	$49,245	$15,740

Net income (loss) available to common stockholders per common share, basic and diluted (Note 12)	$(.02)	$.04	$(.06)	$.15

Weighted average number of common shares outstanding, basic and diluted	703,516,765	473,803,752	641,555,461	353,783,448

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(Dollar amounts in thousands)

For the nine months ended September 30, 2008

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2007	548,168,989	548	4,905,710	(227,885)	(64,278)	4,614,095

Net loss applicable to common shares	-	-	-	(37,731)	-	(37,731)
Unrealized gain on investment securities	-	-	-	-	8,095	8,095
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	75,699	75,699
Unrealized gain on derivatives	-	-	-	-	3,182	3,182
Distributions declared	-	-	-	(298,596)	-	(298,596)
Proceeds from offering	185,420,423	185	1,856,381	-	-	1,856,566
Offering costs	-	-	(194,077)	-	-	(194,077)
Proceeds from distribution reinvestment program	18,071,789	18	171,664	-	-	171,682
Shares repurchased	(4,175,970)	(4)	(38,749)	-	-	(38,753)
Issuance of stock options and discounts on shares issued to affiliates	-	-	125	-	-	125

Balance at September 30, 2008	747,485,231	747	6,701,054	(564,212)	22,698	6,160,287

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss) applicable to common shares	$(37,731)	$52,113
Adjustments to reconcile net income applicable to common shares to net cash provided by operating activities:
Depreciation	181,563	77,677
Amortization	50,466	34,432
Amortization of loan fees	6,966	5,251
Amortization on acquired above market leases	1,863	1,686
Amortization on acquired below market leases	(2,727)	(1,858)
Amortization of mortgage discount	1,271	1,074
Amortization of note receivable discount	(394)	-
Amortization of above/below market ground leases	76	-
Straight-line rental income	(13,327)	(8,636)
Straight-line rental expense	80	54
Extinguishment of debt	(2,310)	-
Other expense (income)	40	(111)
Minority interests	6,967	7,078
Equity in earnings of unconsolidated entities	(7,608)	(3,398)
Distributions from unconsolidated entities	15,985	4,198
Impairment of investment in unconsolidated entities	4,625	5,109
Discount on shares issued to affiliates and issuance of stock options	125	1,270
Realized gain on investments in securities, net	(793)	(12,604)
Impairment of investments in securities	76,492	-
Changes in assets and liabilities:
Accounts and rents receivable	(3,421)	(8,317)
Accounts payable and other liabilities	(2,802)	(3,780)
Due to related parties	6,653	-
Other assets	(5,420)	(4,828)
Accrued real estate taxes	12,904	5,804
Prepaid rental and recovery income	10,227	6,501
Deferred income tax liability	(121)	113

Net cash flows provided by operating activities	299,649	158,828

Cash flows from investing activities:
Purchase of RLJ Hotels	(503,065)	-
Purchase of Winston Hotels	-	(532,022)
Purchase of investment securities	(161,685)	(254,672)
Sale of investment securities	36,847	75,115
Restricted escrows	(29,864)	1,692
Rental income under master leases	269	341
Acquired in-place lease intangibles	(23,658)	(147,189)
Tenant improvement payable	(106)	(1,666)
Purchase of investment properties	(507,195)	(1,715,513)
Capital expenditures and tenant improvements	(36,836)	(7,658)
Acquired above market leases	-	(6,713)
Acquired below market leases	474	22,230
Investment in development projects	(22,592)	(123,891)
Investment in unconsolidated joint ventures	(345,578)	(221,661)
Distributions from unconsolidated entities	12,722	-
Payment of leasing and franchise fees	(3,225)	(1,348)
Funding of note receivable	(213,975)	(207,049)
Payoff of note receivable	19,011	19,326

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Acquisition of joint venture interest	(10,823)	-
Other assets	49,175	(10,839)

Net cash flows used in investing activities	(1,740,104)	(3,111,517)

Cash flows from financing activities:
Proceeds from offering	1,856,566	3,193,181
Proceeds from the dividend reinvestment program	171,682	85,706
Shares repurchased	(38,753)	(7,101)
Payment of offering costs	(192,341)	(330,651)
Proceeds from mortgage debt and notes payable	885,137	694,347
Payoffs of mortgage debt	(13,090)	(20,194)
Principal payments of mortgage debt	(2,026)	(552)
Proceeds from margin securities debt	55,263	73,857
Payment of loan fees and deposits	(12,587)	(10,577)
Distributions paid	(288,524)	(144,867)
Distributions paid – MB REIT	(9,287)	(8,583)
Due from related parties	1,026	(169)
Due to related parties	492	5,276

Net cash flows provided by financing activities	2,413,558	3,529,673

Net increase in cash and cash equivalents	973,103	576,984
Cash and cash equivalents, at beginning of period	409,360	302,492

Cash and cash equivalents, at end of period	$1,382,463	$879,476

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(532,623)	$(1,786,333)
Tenant improvement liabilities assumed at acquisition	65	1,091
Real estate tax liabilities assumed at acquisition	878	12,479
Security deposit liabilities assumed at acquisition	46	1,280
Assumption of mortgage debt at acquisition	25,438	43,364
Assumption of lender held escrows at acquisition	-	595
Mortgage discounts	(1,964)	-
Other financings	965	12,011

	(507,195)	(1,715,513)

Purchase of RLJ Hotels	(932,200)	-
Purchase of Winston Hotels	-	(842,963)
Assumption of mortgage debt at acquisition	426,654	209,952
Assumption of minority interest at acquisition	-	1,319
Cash assumed at acquisition	-	65,978
Liabilities assumed at acquisition	2,481	33,692

	(503,065)	(532,022)

Cash paid for interest	$160,521	$66,441

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$38,080	$24,887

Accrued offering costs payable	$6,819	$5,062

Write off of in-place lease intangibles, net	$3,021	$1,747

Write off of above market lease intangibles, net	$6	$185

Write off of below market lease intangibles, net	$603	$40

Write off of loan fees, net	$50	$3

Write off of leasing commissions, net	$40	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

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

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties, multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada.  Under the Business Management Agreement (the "Agreement") between the Company and Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, the Business Manager will serve as the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering  (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

Consolidated entities

Minto Builders (Florida), Inc.

On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005.  Pursuant to the terms of the purchase agreement, the Company has purchased 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1,172,000 in MB REIT.  MB REIT is not considered a Variable Interest Entity (“VIE”) as defined in FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT.  Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

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

Consolidated Developments

The Company has ownership interests in two development joint ventures. Stonebriar, LLC is a retail shopping center development in Plano, Texas, which the Company contributed $20,000 and is entitled to receive a 12% preferred distribution. Stone Creek Crossing, L.P. is a retail shopping center development in San Marcos, Texas, which the Company contributed $25,762 and receives an 11% preferred return. Stonebriar, LLC and Stone Creek Crossing, L.P. are considered VIEs  as defined in FIN 46(R), and the Company is considered the primary beneficiary for both joint ventures.  Therefore, these entities are consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

On January 24, 2008, the Company entered into a joint venture, Woodbridge Crossing, L.P., to acquire certain land located in Wylie, Texas and develop a 268,210 square foot shopping center for a total cost of approximately $49,400. On February 15, 2008, the Company contributed approximately $14,100 to the venture and is entitled to receive an 11% preferred return. Woodbridge is considered a VIE as defined in FIN 46(R), and the Company is considered the primary beneficiary.  Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying Consolidated Financial Statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

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

Unconsolidated entities

The entities listed below are owned by us and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. All joint ventures except for Oak Property and Casualty, LLC, PDG/Inland Concord Venture LLC, Weber/Inland American Lewisville TC, LP and L-Street Marketplace, LLC, are not considered VIEs as defined in FIN 46(R); however, the Company does have significant influence over, but does not control the ventures.  The Company's partners manage the day-to-day operations of the properties and hold key management positions.  These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations.

Joint Venture	Description	Ownership %	Investment at September 30, 2008	Investment at December 31, 2007
Net Lease Strategic Asset Fund L.P. (a)	Diversified portfolio of net lease assets	85%	$205,414	$122,430

Cobalt Industrial REIT II (b)	Industrial portfolio	24%	67,935	51,215

Lauth Investment Properties, LLC (c)	Diversified real estate fund	(c)	225,639	160,375

D.R. Stephens Institutional Fund, LLC (d)	Industrial and R&D assets	90%	79,518	57,974

New Stanley Associates, LLP (e)	Lodging facility	60%	9,617	9,621

Chapel Hill Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	49%	9,333	10,394

Marsh Landing Hotel Associates, LLC (e)	Hampton Inn lodging facility	49%	4,877	4,802

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

Jacksonville Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	48%	2,624	2,464

Inland CCC Homewood Hotel LLC (f)	Lodging development	83%	4,143	1,846

Feldman Mall Properties, Inc. (g)	Publicly traded shopping center REIT	(g)	47,406	53,964

Oak Property & Casualty LLC (h)	Insurance Captive	22%	1,529	885

L-Street Marketplace, LLC (i)	Retail center development	20%	6,451	6,906

PDG/Inland Concord Venture LLC (j)	Retail center development	(j)	10,408	-

Weber/Inland American Lewisville TC, LP	Retail center development	(k)	8,016	-

Concord Debt Holdings, LLC	Real estate loan fund	(l)	19,675	-

Wakefield Capital, LLC	Senior housing portfolio	(m)	98,562	-

Skyport Hotels JV, LLC	Lodging development	(n)	1,583	-

			$802,730	$482,876

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

(c)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under the joint venture agreement, the Company will invest up to $253,000 in exchange for the Class A Participating Preferred Interests and is entitled to a 9.5% preferred dividend.  The Company owns 5% of the common stock and 100% of the preferred stock of the entity.

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

September 30, 2008

(e)

Through the acquisition of Winston on July 1, 2007, the Company acquired four joint venture interests in hotels.

(f)

On September 20, 2007, the Company entered into a venture agreement for the purpose of developing a 111 room hotel in Homewood, Alabama.

(g)

The Company currently owns 1,283,500 common shares of Feldman Mall Properties, Inc. (“Feldman”) which represent 9.86% of the total outstanding shares at September 30, 2008.  The Company's common stock investment was valued at $116 at September 30, 2008 based on the ending stock price of $.09 per share.  The Company has purchased 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. at a price of $25.00 per share, for a total investment of $50,000.  The series A preferred stock has no stated maturity and has a liquidation preference of $25.00 per share (the "Liquidation Preference").  Distributions will accumulate at 6.85% of the Liquidation Preference, payable at Feldman’s regular distribution payment dates.  The Company may convert its shares of series A preferred stock, in whole or in part, into Feldman’s common stock after September 30, 2009, at an initial conversion ratio of 1:1.77305 (the "Conversion Rate" representing an effective conversion price of $14.10 per share of Feldman’s common stock).  Furthermore, the series A preferred stock grants the Company two seats on the Board of Directors of Feldman. This investment is recorded in investment in unconsolidated entities on the Consolidated Balance Sheet and the preferred return is recorded in equity in earnings of unconsolidated entities on the Consolidated Statement of Operations.  On July 16, 2008, Feldman’s board of directors determined not to declare the quarterly dividend payable on the series A preferred stock.

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of the Company's investment.  Based on recent net losses and declines in the common stock price of Feldman, the Company recognized a $(4,625) impairment loss on its investment in unconsolidated entities for the nine months ended September 30, 2008.

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

(i)

On October 16, 2007, the Company entered into a venture agreement to develop a retail center, known as the L Street Marketplace. The total cost of developing the land is expected to be approximately $55,800. As of September 30, 2008, the Company had contributed $7,000 to the venture. Operating proceeds will be distributed 80% to 120-L and 20% to the Company. The Company also will be entitled to receive a preferred return equal to 9.0% of its capital contribution.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered a primary beneficiary.

(j)

On March 10, 2008, the Company entered into a joint venture to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

center on that land.  The total cost is expected to be approximately $77,900.  On March 10, 2008, the Company contributed $11,000 to the venture. The Company will receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on the capital contribution through the first twenty-four months after the date of the initial investment; if the Company maintains its investment in the project for more than twenty-four months, the Company is entitled to receive a preferred return in an amount equal to 12% per annum over the remainder of the term.  The Company has contributed 100% of the equity.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.

(k)

On May 16, 2008, the Company entered into a joint venture with Weber/Inland American Lewisville TC, LP to develop a retail center with the total cost expected to be approximately $56,800.  The Company contributed $7,971 to the venture and is entitled to receive a preferred return equal to 11% per annum on the capital contribution.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered the primary beneficiary.

(l)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, which originates and acquires real estate securities and real estate related loans.  Under the terms of the joint venture agreement, the Company initially contributed $20,000 to the venture in exchange for preferred membership interests in the venture, with additional contributions, up to $100,000 in total, over an eighteen-month period; provided that if $65,000 of capital contributions is not called from us during the first twelve months, the Company will not be required to make any additional contributions.

(m)

On July 9, 2008, the Company invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,281 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

(n)

On July 18, 2008, the Company entered into a joint venture to develop two hotels with approximately 313 rooms in San Jose, California.

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

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,597,889	$1,438,615
Real estate debt and securities investments	1,017,989	-
Other assets	570,434	455,879

Total Assets	4,186,312	1,894,494

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

Liabilities and Partners' and Shareholders Equity:

Mortgage debt	1,778,303	929,232
Other liabilities	861,900	109,147
Partners' and shareholders' equity	1,546,109	856,115

Total Liabilities and Partners' and Shareholders' Equity	4,186,312	1,894,494

The Company’s share of historical partners' and shareholders' equity	786,687	475,183
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $637 and $394, respectively)	16,043	7,693

Carrying value of investments in unconsolidated joint ventures	$802,730	$482,876

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Statements of Operations:
Revenues	$202,094	$66,633

Expenses:
Interest expense and loan cost amortization	62,270	16,528
Depreciation and amortization	67,817	16,529
Operating expenses, ground rent and general and administrative expenses	79,808	39,828
Impairments	71,721	-

Total expenses	281,616	72,885

Net loss (1)	$(79,522)	(6,252)

The Company’s share of:
Net income, net of excess basis depreciation of $637 and $394	7,608	3,398
Depreciation and amortization (real estate related)	39,139	1,744

(1)

For the three months ended September 30, 2008, the Company estimated Feldman Mall Properties to have a $6,210 loss based on their second quarter 2008 results.  This amount is included in the combined statement of operation above, of which the Company has recorded $1,630 of loss, in addition to an increase of the loss estimated and recorded in the fourth quarter of 2007 of $519.  Feldman Mall Properties recorded $71,721 in impairments during the second quarter of 2008.  The Company has reflected its share of this impairment through write-downs of its investment in common stock of Feldman during 2007 and 2008.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

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

The transaction values RLJ at approximately $932,200 which includes (i) the purchase of 100% of the outstanding membership interests of RLJ or $466,419; (ii) an acquisition fee to the Business Manager of $22,326; (iii) professional fees and other transactional costs of $1,943; (iv) the assumption of $426,654 of mortgages payable; (v) the assumption of $2,482 accounts payable and accrued liabilities; and (vi) interest rate swap breakage and loan fees of $12,376.  The Company also funded $22,723 in working capital and lender escrows.  At December 31, 2007, the Company had deposited $45,000 in earnest money deposits that was included in other assets.  The deposits were used to complete the RLJ merger.

The following condensed pro forma financial information is presented as if the acquisition of RLJ had been consummated as of January 1, 2008, for the pro forma nine months ended September 30, 2008 and January 1, 2007, for the pro forma nine months ended September 30, 2007. The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2008, for the pro forma nine months ended September 30, 2008 and January 1, 2007, for the pro forma nine months ended September 30, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma
	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007

Total income	$786,082	$422,241

Net income (loss)	$(40,635)	$42,865

Net income available to common shareholders per common share	$(.06)	$.12

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

September 30, 2008

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

September 30, 2008

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

Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized under the guidelines of Statement of Financial Accounting Standards (“SFAS’) 67: “Accounting for Costs and Initial Rental Operations and Real Estate Projects.”  Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress.  Interest costs determined under guidelines of SFAS 34: “Capitalization of Interest Costs” (SFAS 34), are also capitalized during such periods.  Additionally, pursuant to SFAS 58: “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method,” the Company treats investments accounted for by the equity method as assets qualifying for interest capitalization provided (1) the investee has activities in progress necessary to commence its planned principal operations and (2) the investee’s activities include the use of such funds to acquire qualifying assets under SFAS 34.

Impairment

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company performs an analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require complex or subjective judgments to be made.  Such assumptions, including projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions, are made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of September 30, 2008 or December 31, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.

The Company has a policy of only entering into contracts with established financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at September 30, 2008 and December 31, 2007 consists of common stock investments that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities,"  when a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.  For the three and nine months ended September 30, 2008 and 2007, the Company recorded $26,422 and $76,492 and $5,316 and $6,184, respectively, in other than temporary impairments.

Notes Receivable

Notes receivable are considered for impairment in accordance with SFAS No. 114: “Accounting by Creditors for Impairment of a Loan”.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  No impairments were recorded at September 30, 2008 and December 31, 2007.

Acquisition of Real Estate Properties and Real Estate Businesses

The Company accounts for the acquisition of properties using the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulting in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the nine months ended September 30, 2008 and 2007. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,863 and $1,686 was applied as a reduction to rental income for the nine months ended September 30, 2008 and 2007, respectively.  Amortization pertaining to the below market lease costs of $2,727 and $1,858 was applied as an increase to rental income for the nine months ended September 30, 2008 and 2007, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $48,141 and $36,058 for the nine months ended September 30, 2008 and 2007, respectively.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of September 30, 2008, no amount has been allocated to customer relationship value.

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

The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of September 30, 2008 and December 31, 2007.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

	Balance as of September 30, 2008	Balance as of December 31 ,2007
Intangible assets:
Acquired in-place lease	$422,766	$402,999
Acquired above market lease	15,593	15,603
Acquired below market ground lease	8,825	-
Advance bookings	5,782	-
Accumulated amortization	(114,271)	(66,496)
Net intangible assets	338,695	352,106
Goodwill	45,636	-
Total intangible assets	$384,331	$352,106

Intangible liabilities:
Acquired below market lease	$44,026	$44,225
Acquired above market ground lease	5,581	-
Other intangible liabilities	258	-
Accumulated amortization	(5,859)	(3,669)
Net intangible liabilities	$44,006	$40,556

The following table presents the amortization during the next five years related to intangible assets and liabilities for properties owned at September 30, 2008.

	2008	2009	2010	2011	2012	Thereafter
Amortization of:	(three months)
Acquired above
market lease costs	$(591)	(2,018)	(1,875)	(1,550)	(978)	(3,798)

Acquired below
market lease costs	$706	2,708	2,640	2,549	2,341	27,358

Net rental income
Increase	$115	690	765	999	1,363	23,560

Acquired in-place lease
Intangibles	$13,239	51,018	46,297	40,744	37,367	126,256

Advance bookings	$482	1,927	1,817	51	-	-

Acquired below
market ground lease	$(56)	(228)	(228)	(228)	(228)	(7,689)

Acquired above
market ground lease	$43	191	191	191	187	4,896

Goodwill

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets” when accounting for goodwill, which requires that goodwill not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

(including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $22,772 and $5,228, earnout escrows of $6,925 and $11,020, and lodging furniture, fixtures and equipment reserves of $24,633 and $8,217 as of September 30, 2008 and December 31, 2007, respectively.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Restricted cash and offsetting liability consist of funds received from investors that have not been executed to purchase shares and funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items.

Fair Value of Financial Instruments

The estimated fair value of the Company's mortgage debt was $4,211,618 and $2,895,525 as of September 30, 2008 and December 31, 2007, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The estimated fair value of the Company’s notes receivable was $477,110 and $280,137 as of September 30, 2008 and December 31, 2007, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

September 30, 2008

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

(3)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2008 and 2007.

		For the three months ended		For the nine months ended
		September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
General and administrative:
General and administrative reimbursement	(b)	1,455	984	4,355	1,654
Loan servicing	(c)	89	59	240	114
Affiliate share purchase discounts	(i)	59	54	123	1,268
Investment advisor fee	(h)	492	610	1,847	1,588
Total general and administrative to related parties		2,095	1,707	6,565	4,624

Property management fees	(g)	5,192	4,606	15,277	11,046
Business manager fee	(e)	6,000	4,500	18,500	9,000
Acquisition reimbursements capitalized	(b)	692	923	1,236	2,187
Acquisition fees	(f)	-	19,870	22,326	20,120
Loan placement fees	(d)	125	281	1,351	1,445
Offering costs	(a)	70,154	49,859	185,817	324,382

(a)

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts.  $6,364 and $3,856 was unpaid as of September 30, 2008 and December 31, 2007, respectively, and is included in the offering costs described above.

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  $2,343 and $1,690 remained unpaid as of September 30, 2008 and December 31, 2007, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

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

(e)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the nine months ended September 30, 2008 and 2007, average invested assets were $8,247,976 and $3,999,955 and operating expenses, as defined, were $44,588 and $20,930 or .72%, and .70%, respectively, of average invested assets.  The Company incurred fees of $18,500 and $9,000 for the nine months ended September 30, 2008 and 2007, respectively, of which $6,000 and $0 remained unpaid as of September 30, 2008 and December 31, 2007, respectively.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $18,500, $9,000 and $2,400 paid for the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006.

(f)

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  The Company incurred fees of $22,326 and $20,120 for the nine months ended September 30, 2008 and 2007, of which $493 remained unpaid as of September 30, 2008.

(g)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

and leasing services.  Of the $15,277 paid for the nine months ended September 30, 2008, $600 was capitalized for the leasing department and is included in deferred costs, net on the consolidated balance sheet.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.

(h)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $1,847 and $1,588 during the nine months ended September 30, 2008 and 2007, respectively, of which $347 and $413 remained unpaid as of September 30, 2008 and December 31, 2007, respectively.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

(i)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 136,739 and 2,014,147 shares to related parties and recognized an expense related to these discounts of $123 and $1,268 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company deposited $25,000 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

 (4)  Notes Receivable

The Company's notes receivable balance was $476,579 and $281,221 as of September 30, 2008 and December 31, 2007, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land, shopping centers and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 4.12% to 14.67% per annum.  For the three and nine months ended September 30, 2008 and 2007, the Company recorded interest income from notes receivable of $5,664 and $18,285 and $6,087 and $12,195, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

One of the Company’s mortgage note receivable with an outstanding balance of $45,000 was placed in default in the third quarter of 2008 and is currently on non-accrual status.  No impairment was recognized because the fair value of the collateral is in excess of the outstanding note receivable balance. The Company did not recognize any interest income on this note receivable for the three months ended September 30, 2008.

(5)  Investment Securities

Investment in securities of $376,328 at September 30, 2008 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on September 30, 2008, the Company has accumulated other comprehensive gain of $19,516, which includes gross unrealized losses of $8,732.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $69,432 as of September 30, 2008.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three and nine months ended September 30, 2008 and 2007, the Company realized gains (losses) of $(86) and $793 and $12,767 and $18,788, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the three and nine months ended September 30, 2008, the Company recorded a write-down of $26,422 and $76,492 compared to $5,316 and $6,184 for the three and nine months ended September 30, 2007 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the Consolidated Statement of Operations.  The Company’s securities and the overall REIT market experienced significant declines in the third quarter of 2008, which increased the duration and magnitude of the Company’s unrealized losses.  The overall challenges in the economic environment, including near term prospects for certain of the Company’s securities makes a recovery period difficult to project.  Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.

Dividend income is recognized when earned. During the three and nine months ended September 30, 2008 and 2007, dividend income of $6,132 and $21,757 and $6,228 and $14,259, respectively, was recognized and is included in interest and dividend income on the Consolidated Statement of Operations.

The Company has purchased a portion of its investment securities through a margin account. As of September 30, 2008 and December 31, 2007, the Company has recorded a payable of $128,723 and $73,459, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 25 and 50 basis points. At September 30, 2008 and December 31, 2007, this rate was 2.804% to 3.054% and 5.54%. Interest expense in the amount of $1,105 and $3,284 and $1,939 and $4,027 was recognized in interest expense on the Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the nine months ended September 30, 2008 and 2007, the Company issued 3,000 and 2,500 options to its independent directors.  As of September 30, 2008 and 2007, there were a total of 26,000 and 20,000 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.47 on the date of the grant using the Black Scholes option-pricing model.  During the nine months ended September 30, 2008 and 2007, the Company recorded $2 and $2 of expense related to stock options.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received for the three and nine months ended September 30, 2008 and 2007 was $121 and $390 and $124 and $341, respectively.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

	Minimum Lease
	Payments
2008	$363,929	*
2009	363,843
2010	349,223
2011	331,121
2012	304,518
Thereafter	1,789,742
Total	$3,502,376

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

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties which expire in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the three and nine months ended September 30, 2008 and 2007, ground lease rent was $415 and $1,236 and $252 and $516, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2008 (three months)	$308
2009	1,238
2010	1,246
2011	1,250
2012	1,264
Thereafter	55,509
Total	$60,815

(8) Mortgages, Notes and Margins Payable

During the nine months ended September 30, 2008, the following debt transactions occurred:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

Balance at December 31, 2007	$3,028,647
Mortgage and note payable additions	885,137
Financings assumed through acquisitions	452,092
Margin payable additions	55,263
Payoff of mortgage debt	(15,400)
Scheduled principal amortization payments	(2,026)
Mortgage premium and discounts, net	(4,203)
Balance at September 30, 2008	4,399,510

Mortgage loans outstanding as of September 30, 2008 were $4,279,283 and had a weighted average interest rate of 5.41%.  As of September 30, 2008, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

	As of September 30, 2008	Weighted average interest rate
2008	$283,923	5.26%
2009	369,379	4.87%
2010	511,587	4.59%
2011	256,578	4.98%
2012	119,626	5.38%
Thereafter	$2,738,190	5.69%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of September 30, 2008, the Company was in compliance with such covenants.

The Company has purchased a portion of its securities through margin accounts.  As of September 30, 2008, the Company has recorded a payable of $128,723 for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 25 and 50 basis points.  At September 30, 2008, this rate was equal to 2.804% to 3.054%.

(9) Derivatives

As of September 30, 2008, in connection with six mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $624,105, that converted the variable-rate debt to fixed.  The interest rate swaps were considered effective as of September 30, 2008.  The fair value of our swaps increased $3,182 during the nine months ended September 30, 2008.

The following table summarizes  interest rate swap contracts outstanding as of September 30, 2008:

		Swap End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	September 30, 2008 (2)
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(634)
December 14, 2007	December 18, 2007	December 10, 2008	4.32%	1 month LIBOR	281,168	(302)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	1,182
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	694
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	699
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	399
					$ 624,105	2,038

(1)  Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

(2)  The fair value was determined by a discounted cash flow model based on changes in interest rates.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

Two interest rate swaps entered into in December 2007 were not considered effective until January 8, 2008.  The Company recorded a gain and related reduction to the liability of $12 for the period of ineffectiveness during the nine months ended September 30, 2008.  Such gain is included in interest expense on the Consolidated Statement of Operations and the liability is included in other liabilities on the Consolidated Balance Sheet.

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

As such, the Company taxable REIT subsidiaries are required to pay income taxes at applicable rates.  For the nine months ended September 30, 2008, income tax expense of $4,550 is comprised of $3,550 federal, state and local tax on wholly-owned taxable REIT subsidiaries and $1,000 of Texas margin tax from all operations.

 (11)  Segment Reporting

The Company has five business segments: Office, Retail, Industrial, Lodging and Multi-family.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense or interest and other investment income from corporate investments.  The non-segmented assets include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  AT&T, Inc., accounted for 11% and 17% and SunTrust Banks, Inc. accounted for 12% and 0% of consolidated rental revenues for the nine months ended September 30, 2008 and 2007, respectively.  This concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

The following table summarizes net property operations income by segment for the three months ended September 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$100,164	$26,161	$49,890	$17,084	$-	$7,029
Straight-line rents	4,830	1,660	1,844	1,326	-	-
Amortization of acquired above and below market leases, net	174	(132)	406	(100)	-	-
Total rentals	$105,168	$27,689	$52,140	$18,310	$-	$7,029

Tenant recoveries	18,335	6,355	11,338	642	-	-
Other income	4,368	1,964	1,441	132	-	831
Lodging operating income	135,366	-	-	-	135,366	-
Total revenues	$263,237	$36,008	$64,919	$19,084	$135,366	$7,860

Operating expenses	$121,647	$10,882	$17,413	$1,723	$87,458	$4,171

Net property operations	$141,590	$25,126	$47,506	$17,361	$47,908	$3,689

Depreciation and amortization	$(79,246)
Business manager management fee	$(6,000)
General and administrative	$(8,356)
Interest and other investment income	$18,242
Interest expense	$(56,245)
Income tax expenses	$149
Other income (loss)	$(321)
Realized gain (loss) and impairment on securities, net	$(26,508)
Equity in earnings of unconsolidated entities	$3,373
Impairment of investment in unconsolidated entities	(1,284)
Gain on extinguishment of debt	2,310
Minority interest	$(2,276)

Net income (loss) applicable to common shares	$(14,572)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

The following table summarizes net property operations income by segment for the three months ended September 30, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$73,493	$24,750	$33,799	$10,865	$-	$4,079
Straight-line rents	3,104	1,519	818	767	-	-
Amortization of acquired above and below market leases, net	97	(161)	353	(95)	-	-
Total rentals	$76,694	$26,108	$34,970	$11,537	$-	$4,079

Tenant recoveries	15,440	6,901	7,756	783	-	-
Other income	2,587	1,330	746	9	-	502
Lodging operating income	46,883	-	-	-	46,883	-
Total revenues	$141,604	$34,339	$43,472	$12,329	$46,883	$4,581

Operating expenses	$56,652	$10,122	$13,235	$1,377	$29,687	$2,231
Total operating expenses	56,652	10,122	13,235	1,377	29,687	2,231

Net property operations	$84,952	$24,217	$30,237	$10,952	$17,196	$2,350

Depreciation and amortization	$(50,857)
Business manager management fee	$(4,500)
General and administrative	$(6,124)
Interest and other investment income	$26,949
Interest expense	$(34,264)
Income tax expense	$(1,685)
Other income	$(205)
Realized gain (loss) on investment securities, net	$7,451
Equity in earnings of unconsolidated entities	$2,647
Impairment on investment in unconsolidated entities	$(5,109)
Minority interest	$(2,284)

Net income applicable to common shares	$16,971

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

The following table summarizes net property operations income by segment for the nine months ended September 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$290,398	$78,084	$144,975	$49,349	$-	$17,990
Straight-line rents	13,326	4,151	5,387	3,788	-	-
Amortization of acquired above and below market leases, net	865	(560)	1,713	(288)	-	-
Total rentals	$304,589	$81,675	$152,075	$52,849	$-	$17,990

Tenant recoveries	53,634	19,267	32,082	2,285	-	-
Other income	11,642	5,853	3,455	463	-	1,871
Lodging operating income	400,588	-	-	-	400,588	-
Total revenues	$770,453	$106,795	$187,612	$55,597	$400,588	$19,861

Operating expenses	$346,480	$32,099	$49,464	$5,190	$249,163	$10,564

Net property operations	$423,973	$74,696	$138,148	$50,407	$151,425	$9,297

Depreciation and amortization	$(232,029)
Business manager management fee	$(18,500)
General and administrative	$(22,108)
Interest and other investment income	$54,101
Interest expense	$(161,205)
Income tax expense	$(4,550)
Other income (loss)	$(40)
Realized (gain) loss and impairment on securities, net	$(75,699)
Equity in earnings of unconsolidated entities	$7,608
Impairment of investment in unconsolidated entities	(4,625)
Gain on extinguishment of debt	2,310
Minority interest	$(6,967)

Net income (loss) applicable to common shares	$(37,731)

Balance Sheet Data:
Real estate assets, net	$7,585,050	$1,223,251	$2,770,602	$834,564	$2,398,893	$357,740
Capital expenditures	76,131	7,637	2,994	59	65,412	29
Non-segmented assets	3,502,730
Total assets	$11,163,911

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

The following table summarizes net property operations income by segment for the nine months ended September 30, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$183,150	$68,699	$78,069	$28,220	$-	$8,162
Straight-line rents	8,636	4,090	2,297	2,249	-	-
Amortization of acquired above and below market leases, net	25	(553)	815	(237)	-	-
Total rentals	$191,811	$72,236	$81,181	$30,232	$-	$8,162

Tenant recoveries	41,144	18,088	21,360	1,696	-	-
Other income	11,527	4,466	1,487	4,776	-	798
Lodging operating income	46,883	-	-	-	46,883	-
Total revenues	$291,365	$94,790	$104,028	$36,704	$46,883	$8,960

Operating expenses	$96,292	$27,557	$31,343	$3,495	$29,687	$4,210
Total operating expenses	96,292	27,557	31,343	3,495	29,687	4,210

Net property operations	$195,073	$67,233	$72,685	$33,209	$17,196	$4,750

Depreciation and amortization	$(113,771)
Business manager management fee	$(9,000)
General and administrative	$(13,712)
Interest and other investment income	$64,922
Interest expense	$(73,165)
Income tax expense	$(2,303)
Other income	$254
Realized gain (loss) on investment securities, net	$12,604
Equity in earnings of unconsolidated entities	$3,398
Impairment on investment in unconsolidated entities	$(5,109)
Minority interest	$(7,078)

Net income applicable to common shares	$52,113

Balance Sheet Data:
Real estate assets, net	$4,940,623	$1,240,853	$1,999,060	$754,330	$734,528	$211,852
Capital expenditures	9,540	1,625	1,561	-	6,317	37
Non-segmented assets	1,972,644
Total assets	$6,922,807

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

(12)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As a result of the net loss for the three and nine months ended September 30, 2008, the diluted weighted average shares outstanding do not give effect to potential common shares as to do so would be anti-dilutive because of a net loss or immaterial because of the immaterial number of potential common shares.

 (13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $29,051 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of September 30, 2008, the Company has approximately $6,843 of rate lock deposits outstanding.  The agreements locked interest rates between 4.67% and 6.25% on approximately $136,296 in principal.

As of September 30, 2008, the Company had outstanding commitments to fund approximately $350,000 into joint ventures.  The Company intends on funding these commitments with cash on hand of $1,382,463 and anticipated capital raised through its second offering.

Additionally, as of September 30, 2008, the Company has commitments totaling $275,657 for various development projects.

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

September 30, 2008

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

The outcome of this action cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs. While management does not believe that an adverse outcome in this action would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.

In a separate matter, on February 20, 2008, Crockett has filed a demand for arbitration with the American Arbitration Association against Inland American Winston and WINN with respect to three construction management services agreements entered into by the parties in August 2007. On August 27, 2008, Inland American Winston and WINN entered into a settlement agreement with Crockett, pursuant to which Inland American Winston and WINN paid approximately $53 to Crockett and Crockett withdrew its arbitration demand.

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

The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2008
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$376,328	-	-
Derivative interest rate instruments	-	$2,038	-
Total assets	$376,328	$2,038	-

Put/call agreement in MB REIT	-	-	$2,350
Total liabilities	-	-	$2,350

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

(15)  New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity U.S. GAAP (the GAAP hierarchy).  Under SFAS 162, the FASB is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The FASB does not expect that this Statement will result in a change in current practice.  However, transition provisions have been provided in the unusual circumstances that the application of the provisions of this Statement results in a change in practice.  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight FASB (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2008

earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the fair value option for any such financial assets and financial liabilities.

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

(16)  Subsequent Events

The Company paid distributions to its stockholders of $.05167 per share totaling $38,080 in October 2008.

The mortgage debt financings obtained subsequent to September 30, 2008, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
95th & Cicero	10/14/08	8,949	6.03%	11/01/13
Waterford Place Villas	10/22/08	16,117	5.71%	11/01/13
Legacy Apartments Portfolio	11/07/08	90,098	5.54% - 6.55%	Various

The Company has acquired the following properties during the period from October 1 to November 12, 2008.  The respective acquisitions are summarized below.

	Date	Approximate
Property	Acquired	Purchase Price	Description
Hyatt Regency – Orange County	10/01/08	112,000	654	Rooms
Haskell Correctional Facility	10/15/08	21,069	548	Beds
Waterford Place Villas	10/22/08	29,304	264	Units
Siegen Plaza	11/06/08	30,250	135,183	Square Feet
Legacy Apartments Portfolio	11/07/08	132,109	1,325	Units

On November 12, 2008, the Company paid off the $60,000 mortgage debt financings on The Woodlands hotel at a discount of $5,700, for $54,700.

On October 30, 2008, the Company funded an additional $43,500 to Concord Debt Holdings, LLC.

On October 7, 2008, the Company acquired a pool of commercial mortgage-backed securities (“CMBS”) with a face value of approximately $20,000 for $14,000 or a 29% discount from face value. The securities in this pool of CMBS consist of class A-J bonds, which accrue interest at a coupon rate of 8.56% per annum, have a weighted average life of nine years and are currently generating a net yield of 11.4% after fees.  This pool was underwritten by Morgan Stanley and is rated AAA by Standard & Poor’s and Fitch.

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  These forward-looking statements are qualified by the factors which could affect our performance, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008, under the heading "Risk Factors."

The following discussion and analysis relates to the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. (Dollar amounts stated in thousands, except for per share amounts, revenue per available room and average daily rate).

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to fund distributions to our stockholders.  To achieve these objectives, we selectively acquire and actively manage investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease and re-lease space at favorable rates, control expenses, and maintain strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to increase occupancy and daily rates as well as control expenses.

The credit market disruptions and lack of liquidity continue to impact the overall economy and real estate sector.  The overall economic environment is showing many signs of a significant slow-down, including lower consumer spending, increasing unemployment with many business sectors experiencing slowing to negative growth.  These factors will continue to impact the real estate market, including increased tenant bankruptcies and lower occupancies and rental rates across all segments.  Our segments will experience challenges from this slowdown all of which could have material adverse effect on our business, financial condition, results of operations and ability to pay distributions.

On a consolidated basis, essentially all of our revenues and operating cash flows for the nine months ended September 30, 2008 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.  Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•

Funds from Operations ("FFO"), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles ("GAAP").

•

Economic occupancy (or "occupancy" - defined as actual rental revenues recognized for the period indicated as a percentage of gross potential rental revenues for that period), lease percentage (the percentage of available net rentable area leased for our commercial segments and percentage of apartment units leased for our multi-family segment) and rental rates.

•

Leasing activity - new leases, renewals and expirations.

•

Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

Properties

General

We own interests in retail, office, industrial/distribution, multi-family properties, development properties and lodging properties.  As of September 30, 2008, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned fee simple and leasehold interests in 793 properties, excluding our lodging and development properties, located in 35 states and the District of Columbia.  In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, owned 98 lodging properties in 23 states and the District of Columbia.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2008 annualized base rent based on the properties owned as of September 30, 2008, excluding our lodging and development properties. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Banks	Retail/Office	52,111	12.59%	2,241,396	5.87%
AT&T Centers	Office	44,770	10.81%	3,610,424	9.46%
Citizens Banks	Retail	18,237	4.41%	907,005	2.38%
C&S Wholesalers	Industrial/Distribution	14,429	3.49%	3,031,295	7.94%
Atlas Cold Storage	Industrial/Distribution	12,370	2.99%	1,896,815	4.97%
Stop & Shop	Retail	10,164	2.46%	601,652	1.58%
Lockheed Martin Corporation	Office	8,648	2.09%	342,516	0.90%
Cornerstone Consolidated Services Group	Industrial/Distribution	5,617	1.36%	970,168	2.54%
Randall's Food and Drug	Retail	5,557	1.34%	635,580	1.67%
Pearson Education, Inc	Industrial/Distribution	3,665	0.89%	1,091,435	2.86%

The following tables set forth certain summary information about the properties as of September 30, 2008 and the location and character of the properties that we own.  (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Retail Segment

Retail Properties	Location	GLA Occupied as of 09/30/08	% Occupied as of 09/30/08	Number of Occupied Tenants as of 09/30/08	Mortgage Payable as of 09/30/08 ($)
Bradley Portfolio	Multiple States	106,820	93%	4	11,126
Citizens Bank Portfolio	Multiple States	993,926	100%	160	200,000
NewQuest Portfolio	Multiple States	2,023,922	92%	430	37,060
Six Pines Portfolio	Multiple States	1,372,430	90%	238	158,500
Stop & Shop Portfolio	Multiple States	599,830	100%	9	85,053
SunTrust Portfolio	Multiple States	1,976,720	100%	420	464,672
Paradise Shops of Largo	Largo, FL	50,441	92%	5	7,325
Triangle Center	Longview, WA	245,007	97%	35	23,600

Monadnock Marketplace	Keene, NH	200,791	100%	12	26,785
Lakewood Shopping Center, Phase 1	Margate, FL	141,377	95%	29	11,715
Canfield Plaza	Canfield, OH	85,411	85%	9	7,575
Shakopee Shopping Center	Shakopee, MN	35,972	35%	1	8,800
Lincoln Mall	Lincoln, RI	380,507	87%	36	33,835
Brooks Corner	San Antonio, TX	165,388	96%	20	14,276
Fabyan Randall	Batavia, IL	81,085	89%	10	13,405
The Market at Hilliard	Hilliard, OH	115,223	100%	14	11,220
Buckhorn Plaza	Bloomsburg, PA	79,359	100%	15	9,025
Lincoln Village	Chicago, IL	163,168	100%	29	22,035
Parkway Center North (Stringtown)	Grove City, OH	128,841	97%	11	13,892
Plaza at Eagles Landing	Stockbridge, GA	29,265	88%	9	5,310
State Street Market	Rockford, IL	193,657	100%	6	10,450
New Forest Crossing II	Houston, TX	26,700	100%	8	3,438
Sherman Plaza	Evanston, IL	147,057	98%	20	30,275
Market at Morse/Hamilton	Gahanna, OH	44,742	100%	12	7,893
Parkway Centre North Outlot Building B	Grove City, OH	10,245	100%	6	2,198
Crossroads at Chesapeake Square	Chesapeake, VA	121,629	100%	21	11,210
Chesapeake Commons	Chesapeake, VA	79,476	100%	3	8,950
Gravois Dillon Plaza Phase I and II	Highridge, MO	145,110	98%	23	12,630
Pavilions at Hartman Heritage	Independence, MO	179,057	80%	22	23,450
Shallotte Commons	Shallotte, NC	85,897	100%	11	6,078
Legacy Crossing	Marion, OH	124,236	92%	15	10,890
Lakewood Shopping Center, Phase II	Margate, FL	87,602	100%	6	-
Northwest Marketplace	Houston, TX	179,080	97%	27	19,965
Spring Town Center III	Spring, TX	22,460	74%	5	-
Lord Salisbury Center	Salisbury, MD	113,821	100%	11	12,600
Riverstone Shopping Center	Missouri City, TX	264,909	97%	15	21,000
Middleburg Crossing	Middleburg, FL	59,170	92%	10	6,432
Washington Park Plaza	Homewood, IL	229,033	96%	26	30,600
823 Rand Road	Lake Zurich, IL	-	0%	-	5,767
McKinney TC Outlots	McKinney, TX	18,846	100%	5	-
Forest Plaza	Fond du Lac, WI	119,859	98%	7	2,210
Lakeport Commons	Sioux City, IA	257,873	91%	27	-
Penn Park	Oklahoma City, OK	241,349	100%	19	31,000
Streets of Cranberry	Cranberry Township, PA	88,203	82%	23	24,425
Alcoa Exchange	Bryant, AR	88,640	98%	24	12,810
95th & Cicero	Oak Lawn, IL	74,405	96%	4	-
Poplin Place	Monroe, NC	227,721	100%	30	25,390
Total Retail Properties		12,206,260	94% (1)	1,882	1,484,870

(1)

weighted average physical occupancy

The square footage for New Quest Portfolio, Six Pines Portfolio, Northwest Marketplace, Brooks Corner, Crossroads at Chesapeake Square, Lakewood Shopping Center, Lincoln Mall, Lincoln Village, Market at Morse, Gravois Dillon Plaza, Buckhorn Plaza, Forest Plaza, McKinney Town Center, Penn Park, Washington Park Plaza, Alcoa Exchange and Poplin Place includes an aggregate of 777,087 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied as of 09/30/08	% Occupied as of 09/30/08	Number of Occupied Tenants as of 09/30/08	Mortgage Payable as of 09/30/08 ($)
Bradley Portfolio	Multiple States	413,184	76%	5	54,415
NewQuest Portfolio	Texas	20,659	70%	3	-
SunTrust Portfolio	Multiple States	293,981	100%	13	32,434
Lakeview Technology Center	Suffolk, VA	110,007	100%	2	14,470
Bridgeside Point	Pittsburg, PA	153,110	100%	1	17,325
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Dulles Executive Plaza I and II	Herndon, VA	379,596	100%	5	68,750
IDS	Minneapolis, MN	1,338,250	90%	286	161,000
Washington Mutual	Arlington, TX	239,905	100%	1	20,115
AT&T St. Louis	St. Louis, MO	1,461,274	100%	1	112,695
AT&T Cleveland	Cleveland, OH	458,936	100%	1	29,242
Worldgate Plaza	Herndon, VA	322,326	100%	8	59,950
Total Office Properties		6,881,442	96% (1)	327	770,868

(1)

weighted average physical occupancy

Industrial Segment

Industrial/Distribution Properties	Location	GLA Occupied as of 09/30/08	% Occupied as of 09/30/08	Number of Occupied Tenants as of 09/30/08	Mortgage Payable as of 09/30/08 ($)
Atlas Cold Storage Portfolio	Multiple States	1,896,815	100%	11	94,486
Bradley Portfolio (2)	Multiple States	5,076,439	86%	19	205,646
C & S Portfolio	Massachusetts and Alabama	3,031,295	100%	5	82,500
Persis Portfolio	Multiple States	583,900	100%	2	16,800
Prologis Portfolio	Memphis and Chattanooga, TN	2,051,491	89%	34	32,450
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process Facility	Sugarland, TX	150,000	100%	1	8,201
Schneider Electric	Loves Park, IL	545,000	100%	1	11,000
Total Industrial/Distribution Properties		13,497,553	92% (1)	74	456,843

(1)

weighted average physical occupancy

(2)

the Bradley Portfolio has 100% economic occupancy

Multi-family Segment

Multi-Family Properties	Location	GLA Occupied as of 09/30/08	% Occupied as of 09/30/08	Number of Occupied Tenants as of 09/30/08	Mortgage Payable as of 09/30/08 ($)
Fields Apartment Homes	Bloomington, IN	309,722	96%	276	18,700
Southgate Apartments	Louisville, KY	195,029	84%	218	10,725
The Landings at Clear Lakes	Webster, TX	323,423	95%	349	18,590
The Villages at Kitty Hawk	Universal City, TX	199,661	81%	251	11,550
Waterford Place at Shadow Creek	Pearland, TX	305,777	93%	275	16,500
Encino Canyon Apartments	San Antonio, TX	220,094	87%	199	12,000
Seven Palms	Webster, TX	331,165	99%	356	18,750

University House Birmingham	Birmingham, AL	184,321	97%	483	-
The Radian	Philadelphia, PA	212,585	100%	498	37,940
University House 13th Street	Gainesville, FL	150,152	76%	439	20,299
University House Lake Road	Huntsville, TX	171,165	71%	465	14,061
University House Acadiana	Lafayette, LA	130,772	94%	361	8,519
Total Multi-Family Properties		2,733,866	91% (1)	4,170	187,634

(1)

weighted average physical occupancy

Lodging Segment

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Period Ended 09/30/08 ($)	Average Daily Rate for the Period Ended 09/30/08 ($)	Occupancy for the Period Ended 09/30/08	Mortgage Payable As of 9/30/08 ($)
Inland American Winston Hotels, Inc.
Comfort Inn Riverview	Charleston, SC	Choice	129	58	91	63%	-
Comfort Inn University	Durham, NC	Choice	136	43	74	57%	-
Comfort Inn Cross Creek	Fayetteville, NC	Choice	123	69	84	82%	-
Comfort Inn Orlando	Orlando, FL	Choice	214	39	62	63%	-
Courtyard by Marriott	Ann Arbor, MI	Marriott	160	88	118	74%	12,225
Courtyard by Marriott Brookhollow	Houston, TX	Marriott	197	74	131	57%	-
Courtyard by Marriott Northwest	Houston, TX	Marriott	126	86	128	67%	7,263
Courtyard by Marriott Roanoke Airport	Roanoke, VA	Marriott	135	98	133	74%	14,651
Courtyard by Marriott Chicago- St. Charles	St. Charles, IL	Marriott	121	72	113	64%	-
Courtyard by Marriott	Wilmington, NC	Marriott	128	81	109	74%	-
Courtyard By Marriott Richmond Airport	Sandston (Richmond), VA	Marriott	142	91	113	80%	11,800
Fairfield Inn	Ann Arbor, MI	Marriott	110	62	96	65%	-
Hampton Inn Suites Duluth-
Gwinnett	Duluth, GA	Hilton	136	65	102	64%	9,585
Hampton Inn Baltimore-Inner
Harbor	Baltimore, MD	Hilton	116	118	169	70%	13,700
Hampton Inn Raleigh-Cary	Cary, NC	Hilton	129	68	96	71%	7,024
Hampton Inn University Place	Charlotte, NC	Hilton	126	68	106	64%	8,164
Comfort Inn Medical Park	Durham, NC	Choice	136	43	76	57%	-
Hampton Inn	Jacksonville, NC	Hilton	122	88	99	89%	-
Hampton Inn Atlanta- Perimeter Center	Atlanta, GA	Hilton	131	71	113	62%	8,450
Hampton Inn Crabtree Valley	Raleigh, NC	Hilton	141	62	105	59%	-
Hampton Inn White Plains-
Tarrytown	Elmsford, NY	Hilton	156	87	154	56%	15,643
Hilton Garden Inn Albany Airport	Albany, NY	Hilton	155	92	129	72%	12,050
Hilton Garden Inn Atlanta Winward	Alpharetta, GA	Hilton	164	71	128	55%	10,503
Hilton Garden Inn	Evanston, IL	Hilton	178	114	151	76%	19,928
Hilton Garden Inn RDU Airport	Morrisville, NC	Hilton	155	97	132	74%	-
Hilton Garden Inn Chelsea	New York, NY	Hilton	169	191	239	80%	30,250
Hilton Garden Inn Hartford North Bradley International	Windsor, CT	Hilton	157	81	127	64%	10,384

Holiday Inn Express Clearwater Gateway	Clearwater, FL	IHG	127	55	94	58%	-
Holiday Inn Harmon Meadow-
Secaucus	Secaucus, NJ	IHG	161	104	148	70%	-
Homewood Suites	Cary, NC	Hilton	150	89	121	74%	12,747
Homewood Suites	Durham, NC	Hilton	96	79	104	76%	7,950
Homewood Suites Houston-
Clearlake	Houston, TX	Hilton	92	96	119	81%	7,222
Homewood Suites	Lake Mary, FL	Hilton	112	72	106	68%	9,900
Homewood Suites Metro Center	Phoenix, AZ	Hilton	126	64	109	59%	6,330
Homewood Suites	Princeton, NJ	Hilton	142	92	128	72%	11,800
Homewood Suites Crabtree Valley	Raleigh, NC	Hilton	137	86	117	74%	12,869
Quality Suites	Charleston, SC	Choice	168	62	99	63%	10,350
Residence Inn	Phoenix, AZ	Marriott	168	58	118	49%	7,500
Residence Inn Roanoke Airport	Roanoke, VA	Marriott	79	87	123	71%	5,754
Towneplace Suites Northwest	Austin, TX	Marriott	127	62	93	67%	7,082
Towneplace Suites Birmingham-Homewood	Birmingham, AL	Marriott	128	52	85	61%	-
Towneplace Suites	College Station, TX	Marriott	94	67	91	73%	-
Towneplace Suites Northwest	Houston, TX	Marriott	128	60	110	55%	-
Towneplace Suites	Houston, TX (Clearlake)	Marriott	94	73	96	76%	-
Courtyard by Marriott Country Club Plaza	Kansas City, MO	Marriott	123	100	140	72%	10,278
Hilton Garden Inn	North Canton, OH	Hilton	121	88	129	68%	7,572
Hilton Garden Inn	Wilmington, NC	Hilton	119	86	126	68%	-

Inland American Orchard Hotels, Inc.
Courtyard by Marriott Williams Center	Tucson, AZ	Marriott	153	79	112	70%	16,030
Courtyard by Marriott	Lebanon, NJ	Marriott	125	80	122	66%	10,320
Courtyard by Marriott Quorum	Addison, TX	Marriott	176	74	126	59%	18,860
Courtyard by Marriott	Harlingen, TX	Marriott	114	72	101	72%	6,790
Courtyard by Marriott Westchase	Houston, TX	Marriott	153	98	141	70%	16,680
Courtyard by Marriott West University	Houston, TX	Marriott	100	101	136	74%	10,980
Courtyard by Marriott West Lands End	Fort Worth, TX	Marriott	92	80	118	68%	7,550
Courtyard by Marriott Dunn Loring-Fairfax	Vienna, VA	Marriott	206	105	143	74%	30,810
Courtyard by Marriott Seattle- Federal Way	Federal Way, WA	Marriott	160	110	136	81%	22,830
Hilton Garden Inn Tampa Ybor	Tampa, FL	Hilton	95	108	139	77%	9,460
Hilton Garden Inn	Westbury, NY	Hilton	140	136	164	83%	21,680
Homewood Suites Colorado Springs North	Colorado Springs, CO	Hilton	127	63	94	66%	7,830

Homewood Suites	Baton Rouge, LA	Hilton	115	99	132	75%	12,930
Homewood Suites	Albuquerque, NM	Hilton	151	75	98	76%	10,160
Homewood Suites Cleveland-Solon	Solon, OH	Hilton	86	83	111	75%	5,490
Residence Inn Williams Centre	Tucson, AZ	Marriott	120	99	119	83%	12,770
Residence Inn Cypress- Los Alamitos	Cypress, CA	Marriott	155	103	130	79%	20,650
Residence Inn South Brunswick-Cranbury	Cranbury, NJ	Marriott	108	87	121	72%	10,000
Residence Inn Somerset- Franklin	Franklin, NJ	Marriott	108	96	113	85%	9,890
Residence Inn	Hauppauge, NY	Marriott	100	118	137	86%	10,810
Residence Inn Nashville Airport	Nashville, TN	Marriott	168	80	100	80%	12,120
Residence Inn West University	Houston, TX	Marriott	120	107	127	85%	13,100
Residence Inn	Brownsville, TX	Marriott	102	82	106	77%	6,900
Residence Inn DFW Airport North	Dallas-Fort Worth, TX	Marriott	100	91	122	74%	9,560
Residence Inn Westchase	Houston Westchase, TX	Marriott	120	98	126	78%	12,550
Residence Inn Park Central	Dallas, TX	Marriott	139	72	102	72%	8,970
SpringHill Suites	Danbury, CT	Marriott	106	80	109	73%	9,130

Inland American Urban Hotels, Inc. (2)
Courtyard by Marriott	Annapolis-Ft Meade, MD	Marriott	140	94	131	72%	14,400
Marriott Atlanta Century Center	Atlanta, GA	Marriott	287	74	120	62%	16,705
Courtyard by Marriott	Birmingham, AL	Marriott	122	109	140	78%	10,500
Marriott Residence Inn	Cambridge, Massachusetts	Marriott	221	172	199	86%	44,000
Courtyard by Marriott	Elizabeth, NJ	Marriott	203	98	111	89%	16,030
Marriott Residence Inn	Elizabeth, NJ	Marriott	198	101	117	86%	18,710
Courtyard by Marriott	Ft Worth, TX	Marriott	203	108	149	72%	15,410
Marriott Residence Inn	Poughkeepsie, NY	Marriott	128	101	140	73%	13,350
Embassy Suites	Beachwood/Cleveland, OH	Hilton	216	94	127	74%	15,140
Marriott	Chicago, IL	Marriott	113	159	185	86%	13,000
Doubletree	Washington, DC	Hilton	220	146	177	82%	26,398
Residence Inn	Baltimore, MD	Marriott	188	146	173	85%	40,040
Hilton Garden Inn	Burlington, MA	Hilton	179	89	122	73%	15,529
Hilton Garden Inn	Washington, DC	Hilton	300	198	214	93%	61,000
Hampton Inn Suites	Denver, CO	Hilton	148	108	144	75%	11,880
Embassy Suites	Hunt Valley, MD	Hilton	223	85	123	69%	13,943
Hilton Suites	Phoenix, AZ	Hilton	226	95	156	61%	22,661
Hilton Garden Inn	Colorado Springs, CO	Hilton	154	62	100	62%	8,765
Homewood Suites	Houston, TX	Hilton	162	116	143	81%	15,500
Hilton Garden Inn	San Antonio, TX	Hilton	117	85	124	69%	10,420

Hyatt Place	Medford/Boston, Massachusetts	Hyatt	157	100	128	78%	13,404
Doubletree	Atlanta, GA	Hilton	154	76	108	71%	10,085

Inland American Lodging Corporation
Hilton University of Florida Hotel & Convention Center	Gainesville, FL	Hilton	248	98	147	66%	27,775
The Woodlands Waterway Marriott Hotel & Convention Center	The Woodlands, TX	Marriott	341	144	195	74%	60,000

Total Lodging Properties:			14,471	93	128	72%	1,168,469

(1)

Our hotels generally are operated under franchise agreements with franchisors including Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Intercontinental Hotels Group PLC (“IHG”) and Choice Hotels International (“Choice”)

(2)

The information presented reflects the period from February 8, 2008 to September 30, 2008.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2008 and 2007.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 368 and 93 of our investment properties satisfied the criteria of being owned for the entire three and nine month period ended September 30, 2008 and 2007, respectively, and are referred to herein as "same store" properties.  These properties comprise approximately 26.6 and 14.5 million square feet and 5,993 and 0 rooms, respectively.  The "same store" properties represent approximately 74% and 40% of the square footage of our portfolio and 41% and 0% of total rooms at September 30, 2008.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  All dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three and nine months ended September 30, 2008 and September 30, 2007

Net Income (loss) per share decreased from $.04 and $.15 per share for the three and nine months ended September 30, 2007 to $(.02) and $(.06) per share for the three and nine months ended September 30, 2008.  The primary reason for the decrease was $26,422 and $76,492 impairments on investment securities for the three and nine months ended September 30, 2008, which decreased net income per share by $(.04) and $(.12) per share, respectively.  A detailed discussion of our impairments is included under Realized Gain (Loss) on Securities.

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Net income (loss)	$(14,572)	$16,971

Net income (loss) per share	(.02)	.04

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Net income (loss)	$(37,731)	$52,113

Net income (loss) per share	(.06)	.15

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Other property income consists of other miscellaneous property income.  Total property revenues were $263,237 and $770,453 for the three and nine months ended September 30, 2008 and $141,604 and $291,365 for the three and nine months ended September 30, 2007, respectively.

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

	Three months ended September 30, 2008	Three months ended September 30, 2007	2008 increase (decrease) from 2007
Property rentals	$100,162	$73,493	$26,669
Straight-line rents	4,831	3,104	1,727
Amortization of acquired above and below market leases, net	175	97	78
Total rental income	$105,168	$76,694	$28,474

Tenant recoveries	18,335	15,440	2,895
Other income	4,368	2,587	1,781
Lodging operating income	135,366	46,883	88,483
Total property revenues	$263,237	$141,604	$121,633

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	2008 increase (decrease) from 2007
Property rentals	$290,398	$183,150	$107,248
Straight-line rents	13,326	8,636	4,690
Amortization of acquired above and below market leases, net	865	25	840
Total rental income	$304,589	$191,811	$112,778

Tenant recoveries	53,634	41,144	12,490
Other income	11,642	11,527	115
Lodging operating income	400,588	46,883	353,705
Total property revenues	$770,453	$291,365	$479,088

Total property revenues increased $121,633 and $479,088 for the three and nine months ended September 30, 2008 over the same period of the prior year.  The increase in property revenues in 2008 was due primarily to acquisitions of 448 properties, including lodging facilities, since September 30, 2007.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses for properties other than lodging properties consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $121,647 and $346,480 for the three and nine months ended September 30, 2008 and $56,652 and $96,292 for the three and nine months ended September 30, 2007, respectively.  Lodging operating expenses include the room, food and beverage, payroll, utilities, any fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Three months ended September 30, 2008	Three months ended September 30, 2007	2008 increase (decrease) from 2007
Property operating expenses	$21,482	$17,252	$4,230
Lodging operating expenses	81,335	27,224	54,111
Real estate taxes	18,830	12,176	6,654
Total property expenses	$121,647	$56,652	$64,995

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	2008 increase (decrease) from 2007
Property operating expenses	$62,098	$41,675	$20,423
Lodging operating expenses	231,943	27,224	204,719
Real estate taxes	52,439	27,393	25,046
Total property expenses	$346,480	$96,292	$250,188

Total operating expenses increased $64,995 and $250,188 for the three and nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to effect of the properties acquired after September 30, 2007, including lodging facilities.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	2008 increase (decrease) from 2007
Depreciation and amortization	$79,246	$50,857	$28,389
Interest expense	56,245	34,264	21,981
General and administrative (1)	8,356	6,124	2,232
Business manager fee	6,000	4,500	1,500
	$149,847	$95,745	$54,102

(1)  Includes expenses paid to affiliates of our sponsor as described below.

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	2008 increase (decrease) from 2007
Depreciation and amortization	$232,029	$113,771	$118,258
Interest expense	161,205	73,165	88,040
General and administrative (1)	22,108	13,712	8,396
Business manager fee	18,500	9,000	9,500
	$433,842	$209,648	$224,194

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization.  The $28,389 and $118,258 increase in depreciation and amortization expense for the three and nine months ended September 30, 2008 relative to the three and nine months ended September 30, 2007 was due substantially to the impact of the properties acquired during 2007 and 2008.

Interest expense.  The $21,981 and $88,040 increase in interest expense for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 was primarily due to mortgage debt financings during 2007 and first, second and third quarters 2008 which increased to $4,279,283 from $1,989,618.

A summary of interest expense for the three and nine months ended September 30, 2008 and 2007 appears below:

	Three months ended September 30, 2008	Three months ended September 30, 2007	2008 increase (decrease) from 2007
Debt Type
Margin and other interest expense	$3,066	$8,057	$(4,991)
Mortgages	53,179	26,207	26,972

Total	$56,245	$34,264	$21,981

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	2008 increase (decrease) from 2007
Debt Type
Margin and other interest expense	$10,288	$12,969	$(2,681)
Mortgages	150,917	60,196	90,721

Total	$161,205	$73,165	$88,040

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $8,356 and $22,108 for the three and nine months ended September 30, 2008 and $6,124 and $13,712 for the three and nine months ended September 30, 2007, respectively.  The increase is due primarily to the growth of our asset and stockholder base during 2007 and 2008.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For the three and nine months ended September 30, 2008, we paid our business manager $6,000 and $18,500 for the business manager fee and an investment advisory fees of approximately $492 and $1,847, which is less than the full 1% fee that the business manager could be paid.  The investment advisor fee is included in general and administrative expenses.  The business manager has waived any further fees that may have been permitted under the agreement for the nine months ended September 30, 2008 and 2007, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.  There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee during the periods that we are raising capital.

Interest and Dividend Income and Realized Gain (Loss) on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.  We invest in marketable securities issued by other REIT entities, including those we may have an interest in acquiring, where we believe the yields and returns will exceed those of other short-term investments.  These investments have historically generated both current dividend income and gains on sale, offset by impairments on securities where we believe the decline in stock price are other than temporary.  Our interest and dividend income was $18,242 and $54,101 and $26,949 and $64,922 for the three and nine months ended September 30, 2008 and 2007, respectively.  We realized a gain on sale of securities, of $793 and $18,788 for the nine months ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008 and 2007, we realized a $76,492 and $6,184 impairment loss, respectively, on securities.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Interest Income	$12,110	$20,721	$32,344	$50,663
Dividend Income	6,132	6,228	21,757	14,259
Total	$18,242	$26,949	$54,101	$64,922

Realized gain (loss) on investment securities	(86)	12,767	793	18,788
Other than temporary impairments	(26,422)	(5,316)	(76,492)	(6,184)
Total	(26,508)	7,451	(75,699)	12,604

Interest income was $12,110 and $32,344 and $20,721 and $50,663 for the three and nine months ended September 30, 2008 and 2007, respectively, resulting primarily from interest earned on cash investments which were greater during the nine months ended September 30, 2007.  As of September 30, 2008, our cash balance, of approximately $1.4 billion, was invested in short-term investments with an approximate yield of 2%, which is less than the 6.2% distribution rate based on a $10 stock price and our interest rate cost.

Our notes receivable balance of $476,579 as of September 30, 2008 consisted of installment notes from unrelated parties that mature on various dates through May 2012 and installment notes assumed in our merger with Winston Hotels, Inc.  The notes are secured by mortgages on vacant land, shopping centers and lodging facilities.  Interest only is due each month at rates ranging from 4.12% to 14.67% per annum.  For the three and nine months ended September 30, 2008 and 2007, we recorded interest income from notes receivable of $5,664 and $18,285 and $6,087 and $12,195, respectively.

Dividend income decreased by $96 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 because certain of the REITs in which we have invested have reduced their dividend payout rates.  Dividend income increased by $7,498 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of an increase in the amount we invested in marketable securities, offset by the reduced dividend payout rates.  Our investments continue to generate significant dividends, however some REITs we have invested in have reduced their payout rates and we could continue to see further reductions in the future.  The following analysis outlines our yield earned on our portfolio of securities.

	September 30, 2008	September 30, 2007
Dividend income	21,757	14,259
Margin interest expense	(3,284)	(4,026)
Investment advisor fee	(1,847)	(1,588)
	16,626	8,645

Average investment in marketable securities (1)	439,310	263,872
Average margin payable balance	(131,415)	(87,592)
Net investment	307,895	176,280

Leveraged yield (annualized)	7.2%	6.5%

(1)

The average investment in marketable securities represents our original cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Our realized gain (loss) and impairment on securities, net decreased by $33,959 and $88,303 for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 primarily because we recognized other-than-temporary impairments during the three and nine months ended September 30, 2008.  Other-than-temporary impairments were $26,422 and $76,492 for the three and nine months ended September 30, 2008 compared to $5,316 and $6,184 for the three and nine months ended September 30, 2007.  Our securities and the overall REIT market experienced additional declines in the third quarter of 2008, which increased the duration and magnitude of our unrealized losses.  We believe that the overall challenges in the economic environment, including near term prospects for certain of our securities makes a recovery period difficult to project.  Although we believe that we have the ability to hold these securities until potential recovery, we believe certain of the losses for these securities are other than temporary.  Depending on market conditions, we may be required to further reduce the carrying value of our portfolio in future periods.  A discussion of our other than temporary impairment policy is included in the discussion of our Critical Accounting Policies and Estimates, below.

Equity in Earnings of Unconsolidated Entities.  Our equity in earnings of unconsolidated entities increased to $7,608 from $3,398 as a result of our investment in unconsolidated entities increasing $539,693 from $263,037 at September 30, 2007 to $802,730 at September 30, 2008.

Impairment of Investment in Unconsolidated Entities.  For the three and nine months ended September 30, 2008, we recorded a $1,284 and $4,625 loss on our investment in Feldman Mall Properties, Inc.  Based on recent operating losses, cash flow deficits and uncertain outlook for the company, we have recognized an impairment on our investment.  We may be required to further reduce the carrying value of our investment, which could have a material impact on our results of operations and funds from operations.

Other Income and Expense.  Under the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities,”, the put/call arrangements we entered into in connection with the Minto Builders (Florida), Inc. (“MB REIT”) transaction discussed below are considered derivative instruments.  The asset and liabilities associated with these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statement of operations.

The value associated with the put/call arrangements was a liability of $2,350 and $2,349 as of September 30, 2008 and December 31, 2007, respectively.  Other income of $1 and $164 was recognized for the nine months ended September 30, 2008 and 2007, respectively. The liability associated with the put/call arrangements decreased from December 31, 2007 to September 30, 2008 due to the life of the put/call being reduced and decrease in interest rates.

An analysis of results of operations by segment follows:

The following table summarizes certain key operating performance measures for the nine months ended September 30, 2008 and 2007.

Retail Segment

	Total Retail Properties
	As of September 30,
	2008	2007
Retail Properties
Physical occupancy	94%	95%
Economic occupancy	96%	96%
Base rent per square foot	$16.47	$14.70

Rental income from our retail properties remains consistent as does occupancy.  We continue to generate a positive return on our investment in these properties.  Our retail business is not highly dependant on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  The increase in our base rent per square foot from $14.70 to $16.47 was primarily a result of acquisitions during fourth quarter 2007 and first three quarters of 2008.  These rates are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2008 and 2007.

Our retail business is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in thriving communities, primarily in the southwest and southeast regions of the country.  Adding to this core investment profile is a select number of traditional mall properties and single-tenant properties.  Among the single-tenant properties, the largest holdings are comprised of investments in bank branches operated by, SunTrust Bank and Citizens Bank, where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating the facility.

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

During the nine months ended September 30, 2008, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  As of September 30, 2008, only five retailers, renting approximately 71,870 square feet, had filed for bankruptcy protection.  All associated stores in our portfolio continued paying as-agreed rent.   In addition, on November 10, 2008, Circuit City filed for bankruptcy, for which we have four locations totaling approximately 120,000 square feet.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We have not experienced significant bankruptcies or receivable write-offs in our retail portfolio as a result of the overall decline in the economy or retail environment.  However, we continue to actively monitor our retail tenants as a continued downturn in the economy could have negative impact on our tenant’s ability to pay rent or our ability to lease space.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the retail segment of 689 properties and for the same store retail segment consisting of 257 properties acquired prior to July 1, 2007.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2008 and September 30, 2007.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$52,140	$34,970	$17,170	$34,570	$34,204	$366
Tenant recovery incomes	11,338	7,756	3,582	9,486	7,257	2,229
Other property income	1,441	746	695	1,055	746	309

Total revenues	$64,919	$43,472	$21,447	$45,111	$42,207	$2,904

Expenses:
Property operating expenses	$10,188	$7,488	$2,700	$8,586	$7,401	$1,185
Real estate taxes	7,225	5,747	1,478	5,931	5,280	651

Total operating expenses	$17,413	$13,235	$4,178	$14,517	$12,681	$1,836

Net property operations	47,506	30,237	17,269	30,594	29,526	1,068

Retail properties real estate rental revenues increased from $43,472 in the third quarter of 2007 to $64,919 in the third quarter of 2008 mainly due to the acquisition of 424 retail properties since September 30, 2007.  Retail properties real estate and operating expenses also increased from $13,235 in 2007 to $17,413 in 2008 as a result of these acquisitions.

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

On a same store retail basis, property net operating income increased from $29,526 to $30,594 for a total increase of $1,068 or 4%.  Same store retail property operating revenues for the three months ended September 30, 2008 and 2007 were $45,111 and $42,207, respectively, resulting in an increase of $2,904 or 7%.  The primary reason for the increase was a decrease in tenant recovery income in 2007 from common area abatements.  Same store retail property operating expenses for the three months ended September 30, 2008 and 2007 were $14,517 and $12,681 respectively, resulting in an increase of $1,836 or 14%.  The increase in property operating expense was primarily caused by an increase in common area maintenance costs, including utility costs (gas and electric), and bad debt expense.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the retail segment of 689 properties and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2008 and September 30, 2007.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$152,075	$81,181	$70,894	$59,172	$57,777	$1,395
Tenant recovery incomes	32,082	21,360	10,722	18,024	15,948	2,076
Other property income	3,455	1,487	1,968	1,851	1,331	520

Total revenues	$187,612	$104,028	$83,584	$79,047	$75,056	$3,991

Expenses:
Property operating expenses	$29,310	$17,117	$12,193	$16,238	$13,320	$2,918
Real estate taxes	20,154	14,226	5,928	10,797	10,750	47

Total operating expenses	$49,464	$31,343	$18,121	$27,035	$24,070	$2,965

Net property operations	138,148	72,685	65,463	52,012	50,986	1,026

Retail properties real estate rental revenues increased from $104,028 in the nine months ended 2007 to $187,612 in the nine months ended 2008 mainly due to the acquisition of 625 retail properties since January 1, 2007.  Retail properties real estate and operating expenses also increased from $31,343 in 2007 to $49,464 in 2008 as a result of these acquisitions.

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

On a same store retail basis, property net operating income increased from $50,986 to $52,012 for a total increase of $1,026 or 2%.  Same store retail property operating revenues for the nine months ended September 30, 2008 and 2007 were $79,047 and $75,056, respectively, resulting in an increase of $3,991 or 5%.  Same store retail property operating expenses for the nine months ended September 30, 2008 and 2007 were $27,035 and $24,070, respectively, resulting in an increase of $2,965 or 12%.  The increase is primarily due to an increase in bad debt expense, snow removal and non-recoverable expenses.

Lodging Segment

	For the three months ended	For the three months ended
	September 30, 2008	September 30, 2007
Lodging Properties
Revenue per available room	$90	$77
Average daily rate	$124	$113
Occupancy	71%	69%

The increases in revenue per available room, average daily rate and occupancy are primarily a result of property acquisitions during 2007 and 2008.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes").  Revenue, operating expenses, and net income are directly tied to the hotel operation whereas traditional asset classes generate revenue from medium to long-term lease contracts.  In this way, net operating income is somewhat more predictable among the properties in the traditional asset classes, though we believe that opportunities to grow revenue are, in many cases, limited because of the duration of the existing lease contracts.  We believe lodging facilities have the benefit of capturing increased revenue opportunities on a monthly or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates.  Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry:  association with national franchise organizations and professional management by specialized third-party managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, and Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.  Effective TV, radio, print, on-line, and other forms of advertisement help draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and rental rates.

Our lodging facilities are generally classified in the middle to upper-middle lodging categories.  All of our lodging facilities are managed by third-party managers with extensive experience and skill in hospitality operations.  These third-party managers report to a dedicated, specialized group within our business manager that has, in our view, extensive expertise in lodging ownership and operation within a REIT environment.  This group has daily interaction with all third-party managers, and closely monitors all aspects of our lodging interests.  Additionally, this group also maintains close relationships with the franchisors to assure that each property maintains high levels of customer satisfaction, franchise conformity, and revenue-management.

During 2007, the hotel industry experienced high growth in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR") due mainly to continued rebounds across virtually all segments of the travel industry (e.g., corporate travel, group travel, and leisure travel).  We expect to see declines in Revenue per Available Room growth through the remainder of the year.  In 2009, the industry is predicting Revenue per Available Room ranging from negative 3-4% compared to 2008, as a result of an overall slowdown in the economy, which may lead to less business and tourist travel and, accordingly, decreased demand for rooms.  For 2009, we expect our revenue per available room will be consistent with the overall industry trends and could experience decreases in revenue compared to 2008.  In general, we project that our facilities will experience operating levels in-step with industry trends during the coming year.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the lodging segment of 98 properties and for the same store portfolio consisting of 44 properties acquired prior to July 1, 2007.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2008 and September 30, 2007.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Lodging operating income	$135,366	$46,883	$88,483	$43,602	$45,909	$(2,307)

Total revenues	$135,366	$46,883	$88,483	$43,602	$45,909	$(2,307)

Expenses:
Lodging operating expenses to non- related parties	$81,335	$27,224	$54,111	$26,733	$26,350	$383
Real estate taxes	6,123	2,463	3,660	1,618	1,934	(316)

Total operating expenses	$87,458	$29,687	$57,771	$28,351	$28,284	$67

Net lodging operations	47,908	17,196	30,712	15,251	17,625	(2,374)

On a same store basis, the lodging segment’s net operating income reflects a decrease from $17,625 to $15,251 or 13% which primarily is attributable to a decrease in occupancy from 70% to 67% and a reduction in the Average Daily Rate from $111 to $110.  The reduction is primarily comprised of:  (1) two hotels under renovation in 2008 representing a decrease of $672, (2) a decrease of $531 from our Comfort Inn brand of five hotels and (3) the balance of $850 the result of market demand reduction from the prevailing economic conditions in the United States.  Consequently, same store revenues have decreased from $45,909 to $43,602 or 5%.  Same store operating expenses have remained flat during the nine month period ending September 30, 2008 with a slight increase of $383 in lodging operating expenses partially offset by a decrease of $316 in real estate tax expenses.

Operations for the Nine Months Ended September 30, 2008

The table below represents operating information for the lodging segment of 98 properties.  A same store analysis is not presented because no lodging properties were owned the entire nine months ended September 30, 2007 and September 30, 2008.

Nine months ended September 30, 2008

Revenue per available room	$93
Average daily rate	$128
Occupancy	72%

Nine months ended
September 30, 2008
Revenues:
Lodging operating income	$400,588

Total revenues	$400,588

Expenses:
Lodging operating expenses to non-related parties	$231,943
Real estate taxes	17,220

Total operating expenses	$249,163

Net lodging operations	151,425

Office Segment

	Total Office Properties
	As of September 30,
	2008	2007
Office Properties
Physical occupancy	96%	99%
Economic occupancy	96%	99%
Base rent per square foot	$15.07	$14.82

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

We continue to see positive trends in our portfolio including high occupancy and increasing rental rates for newly acquired properties.  For example, we believe in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  The increase in our base rent per square foot from $14.82 to $15.07 was primarily a result of higher lease rates for new leases at new and existing properties.  These rates are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2008 and 2007.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the office segment of 30 properties and for the same store portfolio consisting of 22 properties acquired prior to July 1, 2007.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2008 and September 30, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$27,689	$26,108	$1,581	$26,793	$26,106	$687
Tenant recovery incomes	6,355	6,901	(546)	6,356	6,901	(545)
Other property income	1,964	1,330	634	1,963	1,330	633

Total revenues	$36,008	$34,339	$1,669	$35,112	$34,337	$775

Expenses:
Property operating expenses	$7,176	$6,885	$291	$6,870	$6,885	$(15)
Real estate taxes	3,706	3,237	469	3,706	3,237	469

Total operating expenses	$10,882	$10,122	$760	$10,576	$10,122	$454

Net property operations	25,126	24,217	909	24,536	24,215	321

Comparison of Three Months Ended September 30, 2008 to 2007.  Office properties real estate rental revenues increased from $34,339 in the third quarter of 2007 to $36,008 in the third quarter of 2008 mainly due to the acquisition of 17 properties since January 1, 2007.  Office properties real estate and operating expenses also increased from $10,122 in 2007 to $10,882 in 2008 due to higher real estate taxes and common area maintenance costs.

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

On a same store office basis, property net operating income increased from $24,215 to $24,536 for a total increase of $321 or about 1%.  Same store office property operating revenues for the three months ended September 30, 2008 and 2007 were $35,112 and $34,337, respectively, resulting in an increase of $775 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these properties that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the three months ended September 30, 2008 and 2007 were $10,576 and $10,122 respectively, resulting in an increase of $454 or 4%.  The increase in property operating expense was caused by an increase in real estate taxes.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the office segment of 30 properties and for the same store portfolio consisting of 13 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the nine months ended September 30, 2008 and September 30, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$81,675	$72,236	$9,439	$64,016	$63,236	$780
Tenant recovery income	19,267	18,088	1,179	16,214	15,988	226
Other property income	5,853	4,466	1,387	5,218	4,320	898

Total revenues	$106,795	$94,790	$12,005	$85,448	$83,544	$1,904

Expenses:
Property operating expenses	$21,665	$18,774	$2,891	$18,232	$17,069	$1,163
Real estate taxes	10,434	8,783	1,651	8,234	7,616	618

Total operating expenses	$32,099	$27,557	$4,542	$26,466	$24,685	$1,781

Net property operations	74,696	67,233	7,463	58,982	58,859	123

Comparison of Nine Months Ended September 30, 2008 to 2007.  Office properties real estate rental revenues increased from $94,790 in 2007 to $106,795 in 2008 mainly due to the acquisition of 20 properties since January 1, 2007.  Office properties real estate and operating expenses also increased from $27,557 in 2007 to $32,099 in 2008 as a result of these acquisitions and due to higher real estate taxes and common area maintenance costs.

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

On a same store office basis, property net operating income increased to $58,982 from $58,859 for a total increase of $123 or less than 1%.  Same store office property operating revenues for the nine months ended September 30, 2008 and 2007 were $85,448 and $83,544, respectively, resulting in an increase of $1,904 or 2%.  The primary reason for the increase was an increase in rental income due to new tenants at these properties that filled vacancies that existed at the time of purchase.  Same store office property operating expenses for the nine months ended September 30, 2008 and 2007 were $26,466 and $24,685, respectively, resulting in an increase of $1,781 or 7%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2008.

Industrial Segment

	Total Industrial Properties
	As of September 30,
	2008	2007
Industrial Properties
Physical occupancy	92%	99%
Economic occupancy	99%	99%
Base rent per square foot	$5.08	$4.75

Our industrial holdings continue to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois, the latter being one of the largest industrial markets in the world.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the industrial segment of 62 properties and for the same store portfolio consisting of 45 properties acquired prior to July 1, 2007.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$18,310	$11,537	$6,773	$10,859	$10,753	$106
Tenant recovery incomes	642	783	(141)	485	748	(263)
Other property income	132	9	123	132	9	123

Total revenues	$19,084	$12,329	$6,755	$11,476	$11,510	$(34)

Expenses:
Property operating expenses	$1,209	$771	$438	$946	$729	$217
Real estate taxes	514	606	(92)	365	575	(210)

Total operating expenses	$1,723	$1,377	$346	$1,311	$1,304	$7

Net property operations	17,361	10,952	6,409	10,165	10,206	(41)

Industrial properties real estate rental revenues increased from $12,329 in the third quarter of 2007 to $19,084 in the third quarter of 2008 mainly due to the acquisition of 15 properties during the third quarter of 2007 and 4 properties since September 30, 2007.  Industrial properties real estate and operating expenses also increased from $1,377 in 2007 to $1,723 as a result of these acquisitions.

Industrial segment rental revenues are less than the office and retail segments because there are fewer tenants with less total gross leasable square feet than the office and retail segments at a lower rent per square foot.  Industrial segment operating expenses are lower than the other segments because the tenants have net leases and they are directly responsible for operating costs.

On a same store industrial basis, property net operating income decreased from $10,206 to $10,165 for a total decrease of $41 or less than 1%.  Same store industrial property operating revenues for the nine months ended September 30, 2008 and 2007 were $11,476 and $11,510, respectively, resulting in a decrease of $34 or less than 1%.  Same store industrial property operating expenses for the nine months ended September 30, 2008 and 2007 were $1,311 and $1,304, respectively, resulting in an increase of $7.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the industrial segment of 62 properties and for the same store portfolio consisting of 16 properties acquired prior to January 1, 2007.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$52,849	$30,232	$22,617	$16,489	$16,554	$(65)
Tenant recovery incomes	2,285	1,696	589	765	819	(54)
Other property income	463	4,776	(4,313)	337	4,735	(4,398)

Total revenues	$55,597	$36,704	$18,893	$17,591	$22,108	$(4,517)

Expenses:
Property operating expenses	$3,589	$2,270	$1,319	$1,333	$1,186	$147
Real estate taxes	1,601	1,225	376	496	635	(139)

Total operating expenses	$5,190	$3,495	$1,695	$1,829	$1,821	$8

Net property operations	50,407	33,209	17,198	15,762	20,287	(4,525)

Industrial properties real estate revenues increased from $36,704 for the nine months ended September 30, 2007 to $55,597 for the nine months ended September 30, 2008 mainly due to the acquisition of 46 properties since January 1, 2007.  Industrial properties real estate and operating expenses also increased from $3,495 in 2007 to $5,190 in 2008 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other.

On a same store industrial basis, property net operating income decreased from $20,287 to $15,762 for a total decrease of $4,525 or 22%.  Same store industrial property operating revenues for the nine months ended September 30, 2008 and 2007 were $17,591 and $22,108, respectively, resulting in a decrease of $4,517 or 20%.  The primary reason for the decrease was the impact of a one-time termination fee of $4,725 that impacted results in 2007.  Same store industrial property operating expenses for the nine months ended September 30, 2008 and 2007 were $1,829 and $1,821, respectively, resulting in a decrease of $8 or less than 1%.

Multi-family Segment

	Total Multi-family Properties
	As of September 30,
	2008	2007
Multi-Family Properties
Physical occupancy	91%	93%
Economic occupancy	91%	93%
End of month scheduled base rent per unit per month	$795.00	$903.00

Multi-family represents the smallest amount of investment in the overall portfolio due to what we believe is the highly competitive nature for acquisitions of this property type, and the relatively small number of quality opportunities we saw during 2007 and 2008.  We remain interested in multi-family acquisitions and continue to monitor market activity.  Our portfolio contains eight multi-family properties, each reporting stable rental rate levels.  The decrease in monthly base rent from $903 per month to $795 per month and decrease in occupancy from 93% to 91% was a result of 2007 and 2008 acquisitions.  These rates are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2008 and 2007.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy and rental rate levels.

Comparison of Three Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the multi-family segment of 12 properties and for the same store portfolio consisting of five properties acquired prior to July 1, 2007.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$7,029	$4,079	$2,950	$3,608	$3,476	$132
Other property income	831	502	329	366	309	57

Total revenues	$7,860	$4,581	$3,279	$3,974	$3,785	$189

Expenses:
Property operating expenses	$2,888	$1,658	$1,230	$1,948	$1,500	$448
Real estate taxes	1,283	573	710	706	523	183

Total operating expenses	$4,171	$2,231	$1,940	$2,654	$2,023	$631

Net property operations	3,689	2,350	1,339	1,320	1,762	(442)

Multi–family real estate rental revenues and expenses increased from $4,581 in the third quarter of 2007 to $7,860 in the third quarter of 2008 and $2,231 in the third quarter of 2007 to $4,171 in the third quarter of 2008, respectively.  The increases are mainly due to the acquisition of five properties since September 30, 2007.

On a same store multi-family basis, property net operating income decreased to $1,320 from $1,762, for a total decrease of $442 or 25%.  Same store multi-family property operating revenues for the three months ended September 30, 2008 and 2007 were $3,974 and $3,785, respectively, resulting in an increase of $189 or 5%.  Same store multi-family property operating expenses for the three months ended September 30, 2008 and 2007 were $2,654 and $2,023, respectively, resulting in an increase of $631 or 31%.  Our operating expenses increased as a result of additional repairs and maintenance and bad debt write-offs in 2008 compared to the same period in 2007.

Comparison of Nine Months Ended September 30, 2008 to September 30, 2007

The table below represents operating information for the multi-family segment of eight properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire nine months ended September 30, 2007 and September 30, 2008.

	Total Multi-Family Segment
			Increase/
	2008	2007	(Decrease)
Revenues:
Rental income	$17,990	$8,162	$9,828
Other property income	1,871	798	1,073

Total revenues	$19,861	$8,960	$10,901

Expenses:
Property operating expenses	$7,534	$3,063	$4,471
Real estate taxes	3,030	1,147	1,883

Total operating expenses	$10,564	$4,210	$6,354
Net property operations	9,297	4,750	4,547

Multi–family real estate rental revenues increased from $8,960 for the nine months ended September 30, 2007 to $19,861 for the nine months ended September 30, 2008.  The increases are mainly due to the acquisition of 11 properties since January 1, 2007.  Multi-family properties real estate and operating expenses also increased from $4,210 in 2007 to $10,564 in 2008 as a result of these acquisitions.

Developments

We own several properties, which are, for financial statement purposes, consolidated, that are in various stages of development.  We fund cash needs for these development activities from our working capital and by borrowings secured by the properties.  Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  The properties under development and all amounts set forth below are as of September 30, 2008.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)	Note Payable as of September 30, 2008 ($)	Percentage Pre-Leased as of September 30, 2008 (d)

Cityville Perimeter	Atlanta, GA	Multi-family	255,364	2,319	45,572	Q1 2010	-	0% (e)
Block 121	Birmingham, AL	Multi-family	216,602	4,668	32,758	Q1 2010	-	0% (e)
Haskell	Dallas, TX	Multi-family	588,500	27,317	100,000	Q2 2010	16,405	0% (e)
Oak Park	Dallas, TX	Multi-family	557,504	49,058	92,178	Q3 2010	25,566	0% (e)
Cityville Carlisle	Dallas, TX	Multi-family	211,512	7,570	32,109	Q3 2010	2,755	0% (e)
Stonebriar	Plano, TX	Retail	329,968	47,634	121,000	(c)	28,858	7%
Stone Creek	San Marcus, TX	Retail	506,169	31,050	76,100	(c)	3,691	55%
Woodbridge	Wylie, TX	Retail	268,210	19,029	49,415	(c)	-	43%
Hudson Correctional Facility	Hudson, CO	Correctional Facility	(f)	877	100,000	Q4 2009	-	100%
			2,933,829	189,522	649,132		77,275

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

(f)

We are developing a $100 million correctional facility that is triple-leased for 10 years.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocation; however, we are ultimately responsible for the purchase price allocation.  We determine whether any financing assumed is above or below market by comparing financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating “as if” vacant fair values.  We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates.  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

Investment in Marketable Securities

In accordance with FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities", a decline in the market value of any available-for-sale or held-to-maturity security that is below cost and deemed to be other-than-temporary results in an impairment which reduces the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to the reporting period, the forecasted performance of the entity, and the general market condition in the geographic area or industry the entity operates in.  We consider the following factors in evaluating our securities for impairments that are other than temporary:

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of September 30, 2008, there were no material adjustments for master lease agreements.

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

Acquisitions and Investments

We completed approximately $1.2 billion of real estate and real estate company acquisitions and investments in the first nine months of 2008.  In addition, we made approximately $208 million of loans during the first nine months of 2008.  These acquisitions and investments were consummated through wholly-owned subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offering of our shares of common stock.  Details of our 2008 acquisitions and investments are summarized below.

Real Estate and Real Estate Company Acquisitions

During the nine months ended September 30, 2008, we purchased 142 retail properties containing approximately 1.0 million square feet for approximately $298 million, one industrial property containing 1.3 million square feet for approximately $48.9 million and four office properties containing approximately 82.9 thousand square feet for $9.1 million.  We placed into service four multi-family development properties containing 791 thousand square feet at a cost of $163.0 million.  We also purchased a vacant parcel of land for approximately $26 million to develop a multi-family/retail project for approximately $92 million.

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

Investments in Joint Ventures and Developments

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

•

On March 10, 2008, we entered into a joint venture to acquire four parcels of land known as Christenbury Corners, located in Concord, North Carolina, and to develop a 404,593 square foot retail center on that land.  We are entitled to receive a preferred return, paid on a quarterly basis, in an amount equal to 11% per annum on our capital contribution through the first twenty-four months after the date of our initial investment.  If we maintain our investment in the project for more than twenty-four months, we are entitled to receive a preferred return in an amount equal to 12% per annum over the remainder of the term. On March 10, 2008, we contributed $11 million to the venture.

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

•

On July 9, 2008, we invested $100 million in Wakefield Capital, LLC (“Wakefield”).  We invested $100 million in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,281 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

•

On August 2, 2008, we entered into a joint venture with Lex-Win Concord LLC.  The joint venture, known as “Concord Debt Holdings, LLC,” originates and acquires real estate securities and real estate related loans.  Under the terms of the joint venture agreement, we initially contributed $20 million to the venture in exchange for preferred membership interests in the venture, with additional contributions, up to $100 million in total, over an eighteen-month period; provided that if $65 million of capital contributions is not called from us during the first twelve months, we will not be required to make any additional contributions.  Our capital contributions will be used by the venture primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans.  We are entitled to a 10% preferred return.

Investments in Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities.  During 2008, we invested approximately $161.7 million in the marketable securities of other real estate operating companies, including REITs.  As of September 30, 2008, we had an unrealized gain of $19.5 million on our marketable securities compared to an unrealized loss of $(64.3) million at December 31, 2007.  Subsequent to September 30, 2008, our investment in marketable securities have experienced significant declines.  If our stock positions do not recover we may need to record additional impairments in the fourth quarter of 2008 or during the year ended 2009.  These impairments are taken where we determine that declines in the stock price of our marketable securities are other-than-temporary.  Other-than-temporary impairments are not necessarily permanent.  These securities continue to pay significant dividends and we realized a leveraged yield of 7.2% during the nine months ended September 30, 2008.  We view these as long term investments.  A more detailed discussion of our equity price risk is discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Distributions

We paid cash distributions to our stockholders during the period from January 1, 2008 to September 30, 2008 totaling $288.5 million.  We expect to continue paying monthly cash distributions at a per share rate of $.05167 or $.62 on annualized basis through the remainder of 2008. These cash distributions were paid from our cash flow from operations which was $299.0 million for the nine months ended September 30, 2008.

Our funds from operations was $231.3 million for the nine months ended September 30, 2008.  The decline in funds from operations per weighted average share, which negatively affected our ability to pay distributions from funds from operations, resulted from non-cash impairments we recognized with respect to our investments in marketable securities.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through September 30, 2008, we had sold a total of 249,218,510 shares in the follow-on primary offering and 24,429,989 shares under the distribution reinvestment plan.  As a result of these sales, we have raised a total of approximately $7.4 billion of gross offering proceeds as of September 30, 2008.  Our total offering costs for both our initial and follow on-offering as of September 30, 2008 were approximately $751.2 million.

Borrowings

During the nine months ended September 30, 2008 and 2007, we borrowed approximately $55.3 and $73.9 million, respectively, against our portfolio of marketable securities.  We borrowed approximately $1.3 billion secured by mortgages on our properties and paid approximately $12.6 million in loan fees to procure these mortgages for the nine months ended September 30, 2008.  We borrowed approximately $947.7 million secured by mortgages on our properties and paid approximately $10.6 million in loan fees to procure these mortgages for the nine months ended September 30, 2007.

We have entered into interest rate lock agreements with lenders designed to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of September 30, 2008, we had approximately $6.8 million of rate lock deposits outstanding.  The agreements fixed interest rates between 4.67% and 6.25% on approximately $136.3 million in principal.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2008 (dollar amounts are stated in thousands).

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	50,000	183,662	103,446	94,027	2,550,317
Variable rate debt (mortgage loans)	283,923	319,379	327,925	153,132	25,599	187,873

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	6.75	5.05	5.19	5.73	5.99
Variable rate debt (mortgage loans)	5.26	4.57	4.32	4.83	4.10	5.29

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which $8.5 million, net of accumulated amortization, is outstanding as of September 30, 2008.

We have entered into six interest rate swap agreements that have converted $624.1 million of our mortgage loans from variable to fixed rates.  The pay rates range from 2.40% to 4.45% with maturity dates from December 10, 2008 to March 27, 2013.

As of September 30, 2008, we have commitments totaling $275.7 million for various development projects as discussed above.

As of September 30, 2008, we have approximately $283.9 million and $369.4 million in mortgage debt maturing in 2008 and 2009, respectively. We are currently negotiating refinancing this debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Nine months ended September 30, 2008
	2008	2007
	(In thousands)
Cash provided by operating activities	$299,649	$158,828
Cash used in investing activities	(1,740,104)	(3,111,517)
Cash provided by financing activities	2,413,558	3,529,673
Increase in cash and cash equivalents	973,103	576,984
Cash and cash equivalents, at beginning of period	409,360	302,492
Cash and cash equivalents, at end of period	$1,382,463	$879,476

Cash provided by operating activities was $299.6 million for the nine months ended September 30, 2008 and $158.8 million for the nine months ended September 30, 2007, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the nine months ended September 30, 2008 to the nine months ended September 30, 2007 was due primarily to the acquisition of 443 properties since September 30, 2007.

Cash used in investing activities was $1.7 billion for the nine months ended September 30, 2008 and $3.1 billion for the nine months ended September 30, 2007, respectively.  During the nine months ended September 30, 2008, cash was used primarily for the acquisition of RLJ, the acquisition of 149 properties, the purchase of marketable securities, the funding of notes receivable, and funding to our joint ventures.

Cash provided by financing activities was $2.4 billion for the nine months ended September 30, 2008 and $3.5 billion for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $1.8 billion and $2.9 billion, respectively.  We generated approximately $55.3 million and $73.9 million by borrowing against our portfolio of marketable securities for the nine months ended September 30, 2008 and 2007, respectively.  We generated approximately $885 million from borrowings secured by mortgages on our properties and paid approximately $12.6 million for loan fees to procure these mortgages for the nine months ended September 30, 2008.  We generated approximately $694.3 million from borrowings secured by mortgages on our properties and paid approximately $10.6 million for loan fees to procure these mortgages for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, we paid approximately $288.5 and $144.9 million in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $13.1 and $20.2 million in nine months ended September 30, 2008 and 2007.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of six months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  We believe that the risk is not significant, as we do not anticipate that any financial institution will be fail to satisfy withdrawal requests on our accounts.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of September 30, 2008 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$5,654,529	334,395	1,393,937	1,106,357	2,819,840

Ground Lease Payments	$60,815	308	3,734	3,856	52,917

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of September 30, 2008, we would be obligated to pay as much as $29.1 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

As of September 30, 2008, we had outstanding commitments to fund approximately $350 million into joint ventures.  We intend on funding these commitments with cash on hand of approximately $1.4 billion, and anticipated capital raised through our second offering.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

We account for our interest in these ventures using the equity method of accounting.  Our ownership percentage and related investment in each joint venture is summarized in the following table.  (Dollar amounts stated in thousands).

Joint Venture	Ownership %	Investment at September 30, 2008 ($)	Commitment remaining at September 30, 2008 ($)
Net Lease Strategic Asset Fund L.P.	85%	205,414	122,506

Cobalt Industrial REIT II	24%	67,935	76,047

Lauth Investment Properties, LLC	(a)	225,639	26,739

D.R. Stephens Institutional Fund, LLC	90%	79,518	10,919

New Stanley Associates, LLP	60%	9,617	-

Chapel Hill Hotel Associates, LLC	49%	9,333	-

Marsh Landing Hotel Associates, LLC	49%	4,877	-

Jacksonville Hotel Associates, LLC	48%	2,624	-

Inland CCC Homewood Hotel, LLC	83%	4,143	-

Feldman Mall Properties, Inc.	(b)	47,406	-

Oak Property & Casualty, LLC	22%	1,529	-

L-Street Marketplace, LLC	20%	6,451	-

PDG/Inland Concord Venture, LLC	(c)	10,408	-

Weber/Inland American Lewisville TC, LP	(d)	8,016	-

Concord Debt Holdings, LLC	(e)	19,675	80,000

Wakefield Capital, LLC	(f)	98,562	-

Skyport Hotels JV, LLC	90%	1,583	16,320

		802,730	332,531

(a)

We own 5% of the common stock and 100% of the preferred.

(b)

We own 9.86% of the common stock as of September 30, 2008.

(c)

We contributed 100% of the capital with a preferred return.

(d)

We contributed 90% of the capital with a preferred return.

(e)

We own 100% of the preferred.

(f)

We own 100% of the preferred.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the nine months ended September 30, 2008 and 2007.  Such selected data should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts.)

	For the nine months ended	For the nine months ended
	September 30, 2008	September 30, 2007
Total income	$770,453	291,365

Total interest and dividend income	$54,101	64,922

Net income (loss) applicable to common shares	$(37,731)	52,113

Net income (loss) per common share, basic and diluted (a)	$(.06)	.15

Distributions declared to common stockholders	$298,596	161,655

Distributions per weighted average common share (a)	$.47	.45

Funds From Operations (a)(b)	$231,262	165,842

Funds From Operations per weighted average share (c)	$.36	.47

Cash flows provided by operating activities	$299,649	158,828

Cash flows used in investing activities	$(1,740,104)	(3,111,517)

Cash flows provided by financing activities	$2,413,558	3,529,673

Weighted average number of common shares outstanding, basic and diluted	641,555,461	353,783,448

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2008 and 2007, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2008 and 2007.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		Nine Months Ended September 30,
		2008	2007
	Net income (loss) applicable to common shares	$(37,731)	52,113
Add:	Depreciation and amortization:
	Related to investment properties	231,777	113,771
	Related to income (loss) from investment in unconsolidated entities	39,139	1,744

Less:	Minority interests' share
	Depreciation and amortization related to investment properties	1,923	1,786

	Funds from operations	$231,262	165,842

c)

The decline in funds from operations resulted from non-cash impairments on investment securities.  These impairments are taken where we determine declines in the stock price of our marketable securities are other-than-temporary.  Other-than-temporary impairments are not necessarily considered permanent.  These securities continue to pay significant dividends and we realized a leveraged yield of 7.2% during the nine months ended September 30, 2008.  We view these as long term investments.

Subsequent Events

We paid distributions to our stockholders of $.05167 per share totaling $38.1 million in October 2008.

The mortgage debt financings obtained subsequent to September 30, 2008, are detailed in the list below.  (Dollar amounts stated in thousands).

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
95th & Cicero	10/14/08	8,949	6.03%	11/01/13
Waterford Place Villas	10/22/08	16,117	5.71%	11/01/13
Legacy Apartments Portfolio	11/07/08	90,098	5.54% - 6.55%	Various

We have acquired the following properties during the period from October 1 to November 12, 2008.  The respective acquisitions are summarized below.  (Dollar amounts stated in thousands).

	Date	Approximate
Property	Acquired	Purchase Price	Description
Hyatt Regency – Orange County	10/01/08	112,000	654	Rooms
Haskell Correctional Facility	10/15/08	21,069	548	Beds
Waterford Place Villas	10/22/08	29,304	264	Units
Siegen Plaza	11/06/08	30,250	135,183	Square Feet
Legacy Apartments Portfolio	11/07/08	132,109	1,325	Units

On November 12, 2008, we paid off the $60 million mortgage debt financings on The Woodlands hotel at a discount of $5.7 million, for $54.7 million.

On October 30, 2008, we funded an additional $43.5 million to Concord Debt Holdings, LLC.

On October 7, 2008, we acquired a pool of commercial mortgage-backed securities (“CMBS”) with a face value of approximately $20,000 for $14,000 or a 29% discount from face value.  The securities in this pool of CMBS consist of class A-J bonds, which accrue interest at a coupon rate of 8.56% per annum, have a weighted average life of nine years and are currently generating a net yield of 11.4% after fees.  This pool was underwritten by Morgan Stanley and is rated AAA by Standard & Poor’s and Fitch.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt as of September 30, 2008 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $4.0 million.  If market rates of interest on all of the floating rate debt as of September 30, 2008 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $4.0 million.

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

	2008	2009	2010	2011	2012	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	-	50,000	183,662	103,446	94,027	2,550,317
Variable rate debt (mortgage loans)	283,923	319,379	327,925	153,132	25,599	187,873

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	6.75	5.05	5.19	5.73	5.99
Variable rate debt (mortgage loans)	5.26	4.57	4.32	4.83	4.10	5.29

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $8.5 million, net of accumulated amortization, is outstanding as of September 30, 2008.

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

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. During the nine months ended September 30, 2008, we recognized gains of approximately $12 thousand from these positions.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $76.5 million for the nine months ended September 30, 2008. The overall stock market and REIT stocks, including our investments, have experienced significant declines since September 30, 2008. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could recognize gains on sale. However, due to general economic and credit market uncertainties, it is difficult to project when the REIT market and our portfolio value will recover.  If our stock positions do not recover before December 31, 2008, we could take additional impairment losses, which could be material to our net income.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and the book value as of September 30, 2008.  (Dollar amounts stated in thousands)

		Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Fair Value	Market Value	Market Value
Marketable equity securities	376,328	(37,633)	37,633

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2008 (dollar amounts stated in thousands):

		Swap End	Pay	Receive Floating	Notional	Fair Value as of
Date Entered	Effective Date	Date (1)	Fixed Rate	Rate Index	Amount	September 30, 2008(2)

November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$ 24,425	(634)
December 14, 2007	December 18, 2007	December 10, 2008	4.32%	1 month LIBOR	281,168	(302)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	1,182
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	694
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	699
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	399

					$ 624,105	$ 2,038

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

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

On February 20, 2008, Crockett Capital Corporation, or “Crockett,” filed a demand for arbitration with the American Arbitration Association against our subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” and WINN Limited Partnership, or “WINN,” with respect to three construction management services agreements entered into by the parties in August 2007. On August 27, 2008, Inland American Winston and WINN entered into a settlement agreement with Crockett, pursuant to which Inland American Winston and WINN paid $52,750 to Crockett and Crockett withdrew its arbitration demand.

There have been no additional material developments to our pending legal proceedings during the three months ended September 30, 2008.

Item 1A.  Risk Factors

Three tenants generated a significant portion of our revenue, and rental payment defaults by significant tenants could adversely affect our results of operations.

As of September 30, 2008, approximately 11% of our rental revenue was generated by properties leased to AT&T, Inc. and 17% of our rental revenue was generated by properties leased to SunTrust Banks, Inc. and Citizens Bank.  As a result of the concentration of revenue generated from these properties, if AT&T or SunTrust and Citizens were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the three properties were leased to a new tenant or tenants.  In addition, the concentration of these tenants within the banking industry increases the likelihood that our operating results and ability to pay distributions will be impacted by any changes affecting the banking industry.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of September 30, 2008, approximately 5%, 6%, 6%, 11% and 11% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.  Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Additionally, at September 30, 2008, forty-two of our lodging facilities, or approximately 43% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of September 30, 2008, all of our wholly-owned or partially owned properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures, all of which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

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

As of September 30, 2008, we had entered into joint venture agreements with 17 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. We have invested a total of approximately $835 million in cash in these joint ventures, which we do not consolidate for financial reporting purposes.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from us and the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the nine months ended September 30, 2008, we incurred a $18,500 business management fee and an investment advisory fee of approximately $1.8 million, together which are less than the full 1% fee that the business manager could be paid.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion and, in some cases, were paid the deferred amounts in later periods. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

The risk factor “Neither we nor our Business Manager or its affiliates have experience in the lodging industry,” and the related discussion thereunder, which appears in our Form 10-K filed March 31, 2008, has been removed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The table below outlines the shares we repurchased pursuant to our share repurchase program during the quarter ended September 30, 2008.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under
July 2008	676,632	$9.30	676,632	(1)
August 2008	579,444	$9.32	579,444	(1)
September 2008	494,919	$9.34	494,919	(1)

Total	1,750,995		1,750,995

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	November 14, 2008	Date:	November 14, 2008

Exhibit Index

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of December 4, 2007 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 19, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.3

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.4

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

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