Form 10-K
period 2008-12-31
Inland American Real Estate Trust, Inc.
filed 2009-03-31
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

While there is no established market for the registrant's shares of common stock, the registrant currently is conducting a follow-on offering of its shares of common stock pursuant to a registration statement on Form S-11.  In each of its primary offerings, the registrant has sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers.  The number of shares held by non-affiliates as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately 671,281,245.

As of March 17, 2009, there were 800,736,382 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the 2009 annual stockholders meeting which is expected to be filed no later than April 30, 2009 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

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

-i-

PART I

Item 1.  Business

General

We were incorporated in October 2004, as a Maryland corporation, to acquire and develop a diversified portfolio of commercial real estate, including retail, multi-family, industrial, lodging, office and student housing properties, as well as triple-net, single use properties of a similar type, located in the United States and Canada. Our sponsor, Inland Real Estate Investment Corporation, herein referred to as our sponsor, is a subsidiary of The Inland Group, Inc.  Various affiliates of our sponsor are involved in our operations.  We have entered into property management agreements with Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC, Inland American Apartment Management LLC, and Inland American Management Services LLC, affiliates of The Inland Group, Inc., which we refer to collectively as our property managers.  We have entered into a business management agreement with Inland American Business Manager & Advisor, Inc., an affiliate of our sponsor, to be our business manager.  On August 31, 2005, we commenced our initial public offering of up to 500,000,000 shares of common stock at $10.00 each, and up to 40,000,000 shares at $9.50 each, through our dividend reinvestment plan, herein referred to as DRP.  On August 1, 2007, we commenced a second public offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each through our distribution reinvestment plan.

As of December 31, 2008, we have issued a total of 765,365,643 shares, which includes 670,000 shares issued to our sponsor and business manager primarily in respect of acquisition fees.  In addition, we sold 41,564,231 shares through our DRP as of December 31, 2008.  We have raised a total of approximately $8.0 billion of gross offering proceeds as of December 31, 2008.

As of December 31, 2008, on a consolidated basis, we owned interests in 688 retail properties (the “retail properties”) containing a total of approximately 13.3 million square feet of retail space, 36 office properties (the “office properties”) containing a total of approximately 8.4 million square feet of office space, 64 industrial properties (the “industrial properties”) containing a total of approximately 15.4 million square feet of industrial space, 99 hotel properties (the "lodging properties") containing a total of 15,125 rooms, 17 multi-family properties (the “multi-family properties”) containing a total of 6,346 units and 11 development properties.  The purchase price for the properties was $8.6 billion on a consolidated basis.  The retail properties, office properties, industrial properties, lodging properties and multi-family properties are herein referred to collectively as the “properties”.  All of our properties are located within the United States.  As of December 31, 2008, the retail properties, the office properties, the industrial properties and the multi-family properties were 94%, 97%, 97% and 92% leased based on a weighted average basis, respectively.  Lodging properties experienced revenue per available room of $89 and occupancy at 69% for the year ended December 31, 2008.

Segment Data

We operate on a consolidated basis in five business segments: office properties, retail properties, multi-family properties, industrial properties and lodging properties.  Information related to our business segments for the year 2008 is set forth in Note 11 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Customers

For the year ended December 31, 2008, we generated more than 10% of our rental revenue from two tenants, SunTrust Banks, Inc. and AT&T, Inc.  SunTrust leases multiple properties throughout the United States, which collectively generated approximately 12% of our rental revenue for the year ended December 31, 2008.  AT&T, Inc. leases 100% of the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri, and AT&T Center in Cleveland, Ohio, which collectively generated approximately 11% of our rental revenue for the year ended December 31, 2008.  We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions.

Tax Status

We and Minto Builders (Florida), Inc., a majority owned subsidiary, herein referred to as MB REIT, have elected to be taxed as real estate investment trusts, or REITs, under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended or the Code beginning with the tax year ended December 31, 2005.  Because we and MB REIT qualify for taxation as REITs, we and MB REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate rates.  Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on our income, property or net worth, respectively, and to Federal income and excise taxes on our or MB REIT's undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from real estate investment programs, including at least two REITs, sponsored by our sponsor and its affiliates for retail shopping centers and single tenant net-leased properties that may be suitable for our investment.  Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We have 130 full-time individuals employed primarily by our lodging and multi-family subsidiaries.  Our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.'s affiliated entities, including our business manager and are compensated by these entities, in part, for their services rendered to us.

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

Environmental Matters

Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2008:

Robert D. Parks, 65, has been our chairman of the board and director since our formation.

Brenda G. Gujral, 66, has been our president and director since our formation.

Roberta S. Matlin, 64, has been our vice president - administration since our formation.

Lori J. Foust, 44, has been our treasurer since October 2005 and principal financial officer since September 2007.

Scott W. Wilton, 48, has been our secretary since our formation.

Jack Potts, 39, has been our principal accounting officer since September 2007.

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

We make available, free of charge, by responding to requests addressed to our customer relations group, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports on our website, www.inland-american.com.  These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the Securities and Exchange Commission the principal executive officer and principal financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

Item 1A.  Risk Factors

The occurrence of any of the risks discussed below could have a material adverse affect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Related to Our Business

Adverse economic and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  This volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and us in particular, and has resulted in and could lead to further weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters.  Our business will be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession.  These current conditions, or similar conditions existing in the future, may have the following consequences:

•

the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons; and

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

The capital and credit markets have been experiencing extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. As a result of the ongoing credit market turmoil, we may not be able to refinance our existing indebtedness or to obtain additional financing on attractive terms. Accordingly, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage.

The disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates and lower property values. Further, these deteriorating economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we have made or may make, which could have the following negative effects:

•

the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•

the value of collateral securing any loan investment we may make could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties could decrease due to fewer tenants or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; or

•

revenues on the properties and other assets underlying any loan investments we may make could decrease, making it more difficult for borrowers to meet their payment obligations to us.

We have a limited operating history, and neither our prior performance nor the prior performance of programs sponsored by our sponsor should be used to predict our future results.

We have a limited operating history. Investors should not rely on our past performance or the past performance of other real estate investment programs sponsored by our sponsor to predict our future results.

Our share repurchase program has been suspended until further notice, therefore reducing the potential liquidity of a stockholder’s investment.

Our board of directors has voted to suspend our share repurchase program until further notice, effective March 30, 2009, therefore eliminating a channel through which stockholders could seek liquidity.

We have grown rapidly through acquisitions, and will not be able to maintain this rapid growth.

We have experienced rapid growth in recent years, increasing our total assets from approximately $866 million at December 31, 2005 to approximately $11.1 billion at December 31, 2008.  We will not be able to maintain a similar rate of growth in the future and may not manage this growth effectively.

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

Even if we are able to access sufficient capital, we may suffer from delays in deploying the capital into properties or other real estate assets. Delays may occur, for example, as a result of our relying on our business manager and its affiliates, including Inland Real Estate Acquisitions, Inc., or “IREA,” to identify these opportunities given that these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor. Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. In addition, when we acquire a property prior to the start of construction or during the early stages of construction, it typically takes several months to complete construction and rent available space.  Further, we also may experience delays as a result of selling shares or negotiating or obtaining the necessary purchase documentation to close an acquisition.

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

Stockholders’ interest in us will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our articles authorize us to issue up to 1.5 billion shares of capital stock, of which 1.46 billion shares are designated as common stock and 40 million are designated as preferred stock. We may, in the sole discretion of our board:

•

sell additional shares in public offerings;

•

issue equity interests in a private offering of securities;

•

classify or reclassify any unissued shares of preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the preferred stock;

•

issue shares of our capital stock on the exercise of options granted to our independent directors or employees of our business manager, property managers, IREA or their affiliates;

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

We intend to continue paying regular monthly cash distributions to our stockholders. However, there are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. On January 20, 2009, our board of directors voted unanimously to reduce the amount of distributions we intend to pay from $0.62 per share to a floor of $0.50 per share on an annual basis.  There is no assurance that we will be able to continue paying distributions at the new level or that the amount of distributions will increase, or not decrease further, over time.

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

Although our sponsor or its affiliates have  previously foregone or deferred advisor fees in an effort to increase cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from us and the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the year ended December 31, 2008, we incurred a business management fee of approximately $18.5 million, or approximately .22% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $2.2 million, together which are less than the full 1% fee that the business manager could be paid.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

There are conflicts of interest between us and affiliates of our sponsor that may affect our acquisition of properties and financial performance.

Our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with entities sponsored by our sponsor.  Our sponsor has recently formed a new entity, Inland Diversified Real Estate Trust, Inc.  This entity has filed a registration statement with the Securities Exchange Commission and the various states.  If and when Inland Diversified commences operations, it intends to rely on an affiliate of our business manager to serve as its business manager.  Inland Diversified also intends to invest in the same broad range of asset types as us.  As a result, we may be seeking to buy properties and other real estate assets at the same time as Inland Diversified.  The resolution of conflicts in favor of our other sponsor-sponsored entities could result in us losing investment opportunities or we may lose a tenant to space owned by Inland Diversified and suffer delays in locating replacement tenants.

Actions of our joint venture partners could negatively impact our performance.

As of December 31, 2008, we had entered into joint venture agreements with 17 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties.  The current balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, is $742.5 million. Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. In many cases, our existing venture partners share, and future partners may share, certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

•

the current economic conditions make it more likely that our co-member, co-venturer or partner in an investment might become bankrupt, which would mean that we and any other remaining general partners, members or co-venturers would generally remain liable for the partnership’s, limited liability company’s or joint venture’s liabilities;

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

•

that our relationships with our partners, co-members or co-venturers are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership;

•

that disputes between us and our partners, co-members or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business; and

•

that we may in certain circumstances be liable for the actions of our partners, co-members or co-venturers.

Current credit market disruptions and recent economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our development projects, including projects where we have notes receivable, or becoming bankrupt or insolvent.

We have entered into, and may continue to enter into, projects that are in various stages of pre-development and development.  Current credit market disruptions and recent economic trends have caused an increase in developer failures.  The developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also other projects in which they are involved.  A default by a developer in respect of one of our development project investments, or the bankruptcy, insolvency or other failure of a developer for one of these projects, may require that we determine whether we want to assume the senior loan, fund monies beyond what we are contractually obligated to fund, take over development of the project, find another developer for the project, or sell our interest in the project.  Developer failures could delay efforts to complete or sell the development project and could ultimately preclude us from realizing our anticipated returns.  These events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to hold and complete the development project.

Generally, under bankruptcy law and our bankruptcy guarantees with our joint venture development partners, we may seek recourse from the developer-guarantor to complete our development project with a substitute developer partner.  However, in the event of a bankruptcy by the developer-guarantor, we cannot assure you that the developer or its trustee will satisfy its obligations.  The bankruptcy of any developer and the rejection of its development obligations would likely cause us to have to complete the development on our own or find a replacement developer, which could result in delays and increased costs.  We cannot provide assurance that we would be able to complete the development on terms as favorable as when we first entered into the project.  If we are not able to, or elected not to, proceed with a development opportunity, the development costs ordinarily would be charged against income for the then-current period if we determine our costs are not recoverable.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities.  However, the FDIC generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC is insuring up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At December 31, 2008, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

During February 2009, we transferred our cash into non-interest bearing accounts to qualify for FDIC insurance for cash balances greater than $250 thousand.  The current turmoil in the banking sector has caused concern for even the most highly rated banking institutions. Our primary objective is to preserve our principal and we intend on holding these balances in federally insured accounts in the near term or until we believe the banking sector has stabilized.  We will, however, not earn interest on these deposits.  We earned $18.2 million in interest on our deposits for the year ended December 31, 2008.

Stockholders’ returns may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Risks Related to Investments in Real Estate

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

•

labor and material costs.

Further, our investments may not generate revenues sufficient to meet operating expenses.

An investment in us is directly affected by general economic and regulatory factors that impact real estate investments.

Because we invest primarily in commercial real estate, we are impacted by general economic and regulatory factors impacting real estate investments. These factors are generally outside of our control. Among the factors that could impact our real estate assets and the value of an investment in us are:

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

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

We depend on tenants for the majority of our revenue, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, if a tenant at one of our “single-user facilities,” properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

Further, with respect to our retail properties, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease. The exercise of any co-tenancy rights by tenants could have a material adverse effect on our financial condition, results of operations and ability to pay distributions.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business.  The retail sector in particular has been affected by economic conditions, resulting in some retailers declaring bankruptcy or closing their stores.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court.  In addition, we cannot evict a tenant solely because of bankruptcy.  The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages.  An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims.  Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected.  As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

As of December 31, 2008, approximately 12% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc., which are located throughout the country.  Also, as of December 31, 2008, approximately 11% of our rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these three properties. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of December 31, 2008, approximately 5%, 6%, 6%, 11% and 12% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at December 31, 2008, thirty-nine of our lodging facilities, or approximately 39% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

To qualify as a REIT, we must rely on third parties to operate our hotels.

To continue qualifying as a REIT, we may not, among other things, operate any hotel, or directly participate in the decisions affecting the daily operations of any hotel. Thus, we have retained third party managers to operate our hotel properties. We do not have the authority to directly control any particular aspect of the daily operations of any hotel, such as setting room rates. Thus, even if we believe our hotels are being operated in an inefficient or sub-optimal manner, we may not be able to require an immediate change to the method of operation. Our only alternative for changing the operation of our hotels may be to replace the third party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager. Certain of these agreements may not be terminated without cause, which generally includes fraud, misrepresentation and other illegal acts.  Even if we terminate or replace any manager, there is no assurance that we will be able to find another manager or that we will be able to enter into new management agreements favorable to us. Any change of hotel management would cause a disruption in operations.

The lodging market is highly competitive and generally subject to greater volatility than our other market segments.

The lodging business is highly competitive and influenced by factors such as location, room rates and quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in the lodging market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hotel industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hotels. The demand for our hotel rooms will change much more rapidly than the demand for space at our other properties such as office buildings and shopping centers.  We anticipate the economic slow-down will have a significant effect on our lodging segment.

Conditions of franchise agreements could adversely affect us.

As of December 31, 2008, all of our wholly owned or partially owned lodging properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures.

These agreements also permit the franchisor to terminate the agreement in certain cases such as a failure to pay royalties and fees or perform our other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment. These payments vary. Also, these franchise agreements do not renew automatically. We received notice from a franchisor that the franchise license agreement for one hotel, consisting of 129 rooms, which expires in November 2010, will not be renewed.

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

From time to time the amount we pay for property taxes will increase as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the assessment rate will result in an increase in the real estate taxes due on that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease.

Uninsured losses or premiums for insurance coverage may adversely affect a stockholder’s returns.

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

Investing in properties under development, and in lodging facilities, which typically must be renovated or otherwise improved on a regular basis, including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. Delays in completing construction also could give tenants the right to terminate preconstruction leases for space at a newly-developed project. We may incur additional risks when we make periodic progress payments or advance other costs to third parties prior to completing construction. These and other factors can increase the costs of a project or cause us to lose our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of fair market value upon completing construction when agreeing upon a price to be paid for the property at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property.

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

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of our hotels to generate operating income and therefore our ability to pay distributions. Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices.

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

The presence of mold at any of our properties could require us to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our tenants, their employees and others if property damage or health concerns arise.

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

We may enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “1031 Exchange Transaction”). Real estate acquired through a 1031 Exchange Transaction is commonly structured as the acquisition of real estate owned in co-tenancy arrangements with persons (1031 Participants) in tax pass-through entities, including single-member limited liability companies or similar entities. Changes in tax laws may adversely affect 1031 Exchange Transactions. Owning co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as:

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

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing a stockholder’s returns.

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

Risks Related to Investments in Other Real Estate Assets

Our investments in equity securities have materially impacted, and may in the future materially, impact our results.

We have invested, and may continue to invest, in real estate related securities of both publicly traded and private real estate companies.  Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer.  Investments in real estate related equity securities are subject to risks of: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (3) subordination to the liabilities of the entity; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; and (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations.  In addition, investments in real estate related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.  Issuers of real estate related securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this prospectus, including:

•

fluctuations in value due to changes in interest rates;

•

increases in levels of prepayments;

•

fluctuations in the market value of mortgage-backed securities;

•

increases in borrower defaults;

•

decreases in the value of property underlying mortgage-backed securities; and

•

conflicts between the debt structure used to acquire a mortgage and the debt structure of the mortgages.

These risks may adversely affect the value of outstanding real estate related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.  As of December 31, 2008, we had invested a total of $495 million in marketable securities.  Many of the entities that we have invested in have cut the dividends paid on their stocks.  In addition, the stock prices for these entities have declined precipitously.  Due to those declines on price which, in some cases, have lasted over twelve months, and the continuing volatility in the credit market which have impacted investments in equity securities, we have taken charges known as “impairments” aggregating approximately $246 million against our portfolio for the year ended December 31, 2008.  There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.  We may need to take further impairments in the future.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Recently the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.

Our investments in real estate related securities, including commercial mortgage-backed securities, sometimes referred to herein as “CMBS,” expose us to the volatility of the credit markets.  Turmoil in the credit market may continue to have a material adverse effect on the value of our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if we sold these investments.  Furthermore, due to the recent market events, these investments are subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

To the extent that these volatile market conditions persist or deteriorate, they have and may continue to negatively impact our ability to both acquire and potentially sell our real estate related securities holdings at a price and with terms acceptable to us, and, as noted above, we may be required to recognize additional impairment charges or unrealized losses.

We have invested in commercial mortgage-backed securities, which may increase our exposure to credit and interest rate risk.

We have invested, and may continue to invest, in commercial mortgage-backed securities, which may increase our exposure to credit and interest rate risk. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the commercial mortgage-backed securities. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the commercial mortgage-backed securities. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the commercial mortgage-backed securities sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the commercial mortgage-backed securities. We may be unable to manage these risks.

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

poor property management decisions;

•

property location and condition;

•

competition from comparable types of properties;

•

changes in specific industry segments;

•

declines in regional or local real estate values, or occupancy rates; and

•

increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

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

Risks Associated with Debt Financing

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

In some instances, we acquire real estate assets by using either existing financing or borrowing new monies. Our articles generally limit the total amount we may borrow to 300% of our net assets. In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” (subject to certain adjustments) to our stockholders, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.

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

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders typically restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we use derivative financial instruments to hedge exposures to changes in interest rates on certain loans secured by our assets.  Our derivative instruments currently consist of interest rate swap contracts but may, in the future, include, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  There is no assurance that our hedging strategy will achieve our objectives.  We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  As a result of the global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with certain interest rate swap agreements could result in the loss of that collateral.

The use of derivative financial instruments may reduce the overall returns on a stockholder’s investments. We have limited experience with derivative financial instruments and may recognize losses by using derivative financial instruments.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks of default by the hedging counterparty and illiquidity.

Hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

If we do not have sufficient working capital, we will have to obtain financing from sources affiliated with our sponsor or from unaffiliated third parties to fund our cash requirements. We cannot provide assurance that sufficient financing will be available or, if available, will be available on acceptable terms. Additional borrowing for working capital purposes will increase our interest expense.

Risks Related to Our Business Manager, Property Managers and their Affiliates

We do not have our own acquisition group.

Except for the persons employed by our student housing subsidiaries, we do not employ directly any person(s) responsible for identifying and acquiring properties or other real estate assets. Instead, we rely on entities affiliated with our sponsor such as IREA, Inland Capital Markets Group, Inc. and Inland Institutional Capital Partners Corporation to identify and acquire other real estate assets. Other entities formed and organized by our sponsor likewise utilize these entities to identify and acquire real estate assets, including the type of assets that we seek to acquire. IREA is a wholly owned indirect subsidiary of The Inland Group, Inc. Mr. Parks is a director of The Inland Group and Mr. Parks and Ms. Gujral are both directors of our sponsor and two of the other REITs formed and organized by our sponsor, one of which has not yet commenced operations. Under the property acquisition agreement we have entered into with IREA, we have been granted certain rights to acquire all properties, REITs or real estate operating companies IREA identifies, acquires or obtains the right to acquire. This right is subject to prior rights granted by IREA to other REITs formed and organized by our sponsor, which grant these entities rights superior to ours to acquire neighborhood retail facilities, community centers or single-user properties located throughout the United States. The agreement with IREA may result in a property being offered to another entity, even though we may also be interested in, and have the ability to acquire, the subject property.

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

Our business manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and on the purchase price paid to acquire controlling interests in REITs or other real estate operating companies. The book value of our assets includes amounts borrowed to acquire these assets. Also, we will pay our business manager a fee each time we acquire a REIT or other real estate operating company and an affiliate of our business manager receives fees for managing our portfolio of marketable securities. Our business manager may, therefore: (1) borrow more money than prudent to increase the amount we can invest; (2) retain instead of sell assets; or (3) avoid reducing the carrying value of assets that may otherwise be viewed as impaired. Further, because we will pay our business manager a fee when we acquire a controlling interest in a REIT or other real estate operating company but not a fee interest in real estate, our business manager may focus on, and recommend, acquiring REITs or other real estate operating companies even if fee interests in real estate assets generate better returns.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor and cannot predict the amount of fees to be paid.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us. Because these fees generally are based on the amount of our invested assets, the purchase price for these assets or the revenues generated by our properties, we cannot predict the amounts that we will ultimately pay to these entities. In addition, because employees of our business manager are given broad discretion to determine when to consummate a particular real estate transaction, we rely on these persons to dictate the level of our business activity. Fees paid to our business manager, property managers and other affiliates of our sponsor reduce funds available for distribution.  We have also issued stock to our business manager in consideration of acquisition fees earned by the business manager and may do so again in the future.  These issuances have the effect of reducing the percentage of our outstanding shares owned by investors purchasing shares in this offering.

Our sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our business manager and property managers.

We rely on persons employed by our business manager and property managers to manage our day-to-day operations. Some of these individuals, including two of our directors, Ms. Gujral and Mr. Parks, who serve as our president and chairman of the board, respectively, also are employed by our sponsor or its affiliates, and may provide services to one or more other investment programs sponsored by our sponsor. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and the business of our sponsor, its affiliates and the other entities formed and organized by our sponsor. These individuals may not be able to devote all of their time and resources to our business even if needed.

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

From time to time, we purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with our sponsor. The officers, directors or employees of our business manager, IREA, our property managers, Inland Capital Markets Group, Inc. or Inland Institutional Capital Partners Corporation who also perform services for our sponsor or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of our sponsor and its affiliates in preserving or furthering their respective relationships on the other hand. We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

Risks Related to Our Corporate Structure

Maryland law and our organizational documents limit a stockholder’s right to bring claims against our officers and directors.

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

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that stockholders would receive a “control premium” for their shares.

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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for a stockholder’s shares.

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

We intend to operate so as to continue qualifying as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances is not entirely within our control and may affect our ability to qualify, or continue to qualify, as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could challenge our interpretations or significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we were to fail to qualify as a REIT, without the benefit of certain relief provisions, in any taxable year:

•

we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•

we would be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

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

The annual statement of value that we send to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.

The annual statement of value reports the value of each share of common stock as of the close of our fiscal year. No independent appraisals have been obtained. The net asset value of each share of common stock will be deemed to be $10.00 until 18 months after the termination of our last primary offering before a “liquidity event” such as a listing. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. We cannot assure that:

•

a value included in the annual statement could actually be realized by us or by our stockholders upon liquidation;

•

stockholders could realize that value if they attempted to sell their common stock; or

•

an annual statement of value would comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

We will stop providing annual statements of value if our common stock becomes listed for trading on a national securities exchange.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may become subject to federal, state and local income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the income from the prohibited transaction.  For this purpose, a prohibited transaction is a disposition of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of the tax liability absent filing for refund claims. We also may be subject to state and local taxes on our income, property or net worth, either directly or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available to pay distributions.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk on a qualified indebtedness generally will not constitute gross income for purposes of the 75%  and 95% income requirements applicable to REITs. In addition, income from certain foreign currency or other currency hedging transactions generally does not constitute gross income for purposes of the 75% and/or 95% income tests. However, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

If our leases with taxable REIT subsidiaries fail to be respected as true leases for federal income tax purposes, we may fail to qualify as a REIT.

In order for the amounts paid by our taxable REIT subsidiaries to be treated as rents, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement.  We believe that the leases will be respected as true leases for federal income tax purposes.  However, there can be no assurance that the IRS will agree with this characterization.  If the leases were not respected as true leases for federal income tax purposes, we would most likely not be able to satisfy the income requirements to qualify as a REIT.

Legislative or regulatory action could adversely affect stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot provide assurance that any of these changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation other than a REIT.  As a result, our articles provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

General

We own interests in retail, office, industrial, multi-family properties, development properties and lodging properties.  As of December 31, 2008, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned fee simple and leasehold interests in 805 properties, excluding our lodging and development properties, located in

33 states and the District of Columbia.  In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, owned 99 lodging properties in 23 states and the District of Columbia.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2008 annualized base rent based on the properties owned as of December 31, 2008, excluding our lodging and development properties. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Banks	Retail/Office	52,988	11.62%	2,269,901	5.45%
AT&T, Inc.	Office	45,025	9.88%	3,610,424	8.66%
Citizens Banks	Retail	19,925	4.37%	986,378	2.37%
United Healthcare Services	Office	15,608	3.42%	1,210,670	2.90%
C&S Wholesalers	Industrial/Distribution	14,429	3.17%	3,031,295	7.27%
Atlas Cold Storage	Industrial/Distribution	12,532	2.75%	1,896,815	4.55%
Stop & Shop	Retail	10,164	2.23%	601,652	1.44%
Lockheed Martin Corporation	Office	9,341	2.05%	342,516	0.82%
Cornerstone Consolidated Services Group	Industrial/Distribution	5,710	1.25%	970,168	2.33%
Randall's Food and Drug	Retail	5,583	1.22%	635,580	1.52%

The following tables set forth certain summary information about the location and character of the properties that we owned at December 31, 2008.  (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Retail Segment

Retail Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
Bradley Portfolio	Multiple States	106,820	93%	4	11,126
Citizens Portfolio	Multiple States	993,926	100%	158	200,000
NewQuest Portfolio	Texas and Missouri	2,012,767	91%	432	36,895
Six Pines Portfolio	Multiple States	1,354,001	89%	227	158,500
Stop & Shop Portfolio	Multiple States	599,830	100%	9	85,053
SunTrust Portfolio	Multiple States	1,972,720	100%	418	435,504
Paradise Shops of Largo	Largo, FL	50,441	92%	5	7,325
Triangle Center	Longview, WA	245,007	97%	35	23,600
Monadnock Marketplace	Keene, NH	200,791	100%	12	26,785
Lakewood Shopping Center, Phase 1	Margate, FL	136,127	91%	28	11,715
Canfield Plaza	Canfield, OH	83,751	83%	8	7,575
Shakopee Shopping Center	Shakopee, MN	35,972	35%	1	8,800
Lincoln Mall	Lincoln, RI	381,507	87%	37	33,835
Brooks Corner	San Antonio, TX	165,388	96%	20	14,276
Fabyan Randall	Batavia, IL	79,893	87%	9	13,405
The Market at Hilliard	Hilliard, OH	115,223	100%	14	11,205
Buckhorn Plaza	Bloomsburg, PA	79,359	100%	15	9,025
Lincoln Village	Chicago, IL	160,753	99%	28	22,035
Parkway Center North (Stringtown)	Grove City, OH	132,577	100%	12	13,892
Plaza at Eagles Landing	Stockbridge, GA	29,265	88%	9	5,310

Retail Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
State Street Market	Rockford, IL	193,657	100%	6	10,450
New Forest Crossing II	Houston, TX	26,700	100%	8	3,438
Sherman Plaza	Evanston, IL	129,157	86%	17	30,275
Market at Morse/Hamilton	Gahanna, OH	42,340	95%	11	7,893
Parkway Centre North Outlot Building B	Grove City, OH	10,245	100%	6	2,198
Crossroads at Chesapeake Square	Chesapeake, VA	121,629	100%	21	11,210
Chesapeake Commons	Chesapeake, VA	79,476	100%	3	8,950
Gravois Dillon Plaza Phase I and II	High Ridge, MO	145,110	98%	23	12,630
Pavilions at Hartman Heritage	Independence, MO	142,587	64%	21	23,450
Shallotte Commons	Shallotte, NC	81,897	95%	10	6,078
Legacy Crossing	Marion, OH	124,236	92%	15	10,890
Lakewood Shopping Center, Phase II	Margate, FL	87,602	100%	6	-
Northwest Marketplace	Houston, TX	182,680	99%	29	19,965
Spring Town Center III	Spring, TX	25,260	83%	6	-
Lord Salisbury Center	Salisbury, MD	113,821	100%	11	12,600
Riverstone Shopping Center	Missouri City, TX	264,909	97%	15	21,000
Middleburg Crossing	Middleburg, FL	59,170	92%	10	6,432
Washington Park Plaza	Homewood, IL	229,033	96%	26	30,600
825 Rand Road	Lake Zurich, IL	-	0%	-	5,765
McKinney TC Outlots	McKinney, TX	18,846	100%	5	-
Forest Plaza	Fond du Lac, WI	119,859	98%	7	2,197
Lakeport Commons	Sioux City, IA	257,873	90%	27	-
Penn Park	Oklahoma City, OK	241,349	100%	19	31,000
Streets of Cranberry	Cranberry Township, PA	88,203	82%	23	24,425
Alcoa Exchange	Bryant, AR	85,840	95%	23	12,810
95th & Cicero	Oak Lawn, IL	75,485	97%	5	8,949
Poplin Place	Monroe, NC	224,521	99%	29	25,194
Siegen Plaza	East Baton Rouge Parish, LA	152,268	97%	31	16,638
Streets of Indian Lakes	Hendersonville, TN	213,895	91%	37	40,800
Total Retail Properties		12,473,766	94% (1)	1,931	1,521,698

(1) weighted average physical occupancy

The square footage for New Quest Portfolio, Six Pines Portfolio, Northwest Marketplace, Brooks Corner, Crossroads at Chesapeake Square, Lakewood Shopping Center, Lincoln Mall, Lincoln Village, Market at Morse, Gravois Dillon Plaza, Buckhorn Plaza, Forest Plaza, McKinney Town Center, Penn Park, Washington Park Plaza, Alcoa Exchange, Poplin Place  and Siegen Plaza includes an aggregate of 799,506 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
Bradley Portfolio	Multiple States	413,184	76%	5	53,917
NewQuest Portfolio	Houston, TX	20,659	77%	3	-
SunTrust Portfolio	Multiple States	293,981	100%	13	29,933
United Healthcare Portfolio	Multiple States	1,210,670	100%	6	30,745

Office Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
Lakeview Technology Center	Suffolk, VA	110,007	100%	2	14,470
SBC Center	Hoffman Estates, IL	1,690,214	100%	1	200,472
Bridgeside Point	Pittsburgh, PA	153,110	100%	1	17,325
Dulles Executive Plaza I and II	Herndon, VA	379,596	100%	5	68,750
IDS	Minneapolis, MN	1,342,114	91%	290	161,000
Washington Mutual	Arlington, TX	239,905	100%	1	20,115
AT&T St. Louis	St. Louis, MO	1,461,274	100%	1	112,695
AT&T Cleveland	Cleveland, OH	458,936	100%	1	29,242
Worldgate Plaza	Herndon, VA	322,326	100%	8	59,950
Total Office Properties		8,095,976	97% (1)	337	798,614

(1) weighted average physical occupancy

Industrial Segment

Industrial Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
Atlas Portfolio	Multiple States	1,896,815	100%	11	94,486
Bradley Portfolio (2)	Multiple States	5,076,439	97%	19	177,727
C&S Portfolio	Massachusetts and Alabama	3,031,295	100%	5	82,500
Persis Portfolio	Multiple States	583,900	100%	2	16,800
Prologis Portfolio	Memphis and Chattanooga, TN	2,037,301	88%	32	32,450
McKesson Distribution Center	Conroe, TX	162,613	100%	1	5,760
Thermo Process Facility	Sugar Land, TX	150,000	100%	1	8,201
Schneider Electric	Loves Park, IL	545,000	100%	1	11,000
Haskell - Rolling Plains Facility (3)	Haskell, TX	156,316	100%	1	-
Home Depot - Lake Park (Valdosta)	Valdosta, GA	657,600	100%	1	-
Home Depot-McCalla (Birmingham)	Birmingham, AL	657,600	100%	1	-
Total Industrial Properties		14,954,879	97% (1)	75	428,924

(1) weighted average physical occupancy
(2) the Bradley Portfolio has 100% economic occupancy

(3) Haskell is a correctional facility subject to a triple-net lease.  We have classified this asset in our industrial portfolio as the       correctional facility is not significant to the overall portfolio.

Multi-family Segment

Multi-Family Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
Fields Apartment Homes	Bloomington, IN	313,542	97%	279	18,700
Southgate Apartments	Louisville, KY	190,388	82%	213	10,725
The Landings at Clear Lakes	Webster, TX	328,412	97%	352	18,590
The Villages at Kitty Hawk	Universal City, TX	212,754	87%	266	11,550

Multi-Family Properties	Location	GLA Occupied as of 12/31/08	% Occupied as of 12/31/08	Number of Occupied Tenants as of 12/31/08	Mortgage Payable as of 12/31/08 ($)
Waterford Place at Shadow Creek	Pearland, TX	307,777	94%	278	16,500
Encino Canyon Apartments	San Antonio, TX	220,565	87%	199	12,000
Seven Palms	Webster, TX	331,969	99%	357	18,750
University House Birmingham	Birmingham, AL	174,878	92%	460	-
The Radian (2)	Philadelphia, PA	183,025	87%	483	44,946
University House 13th Street	Gainesville, FL	150,850	76%	440	23,459
University House Lake Road	Huntsville, TX	164,281	68%	445	15,260
University House Acadiana	Lafayette, LA	128,551	93%	355	9,292
Villas at Shadow Creek (Waterford II)	Pearland, TX	282,212	98%	259	16,117
Legacy Woods Apartments	Edmond, OK	294,448	97%	319	21,190
Legacy Corner Apartments	Midwest City, OK	308,625	97%	290	14,630
Legacy Crossing Apartments	Oklahoma City, OK	384,638	94%	374	23,908
Legacy at Arts Quarter	Oklahoma City, OK	287,809	97%	303	29,851
		4,264,724	92% (1)	5,672	305,468

(1) weighted average physical occupancy
(2) Student Housing comprises 169,153 square feet of the total property and is 96% occupied

Lodging Segment

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2008 ($)	Average Daily Rate for the Year 2008 ($)	Average Occupancy for the Year 2008	Mortgage Payable As of 12/31/08 $

Inland American Winston
Hotels, Inc.

Comfort Inn Riverview	Charleston, SC	Choice	129	54	88	61%	-
Comfort Inn University	Durham, NC	Choice	136	42	74	56%	-
Comfort Inn Cross Creek	Fayetteville, NC	Choice	123	67	85	79%	-
Comfort Inn Orlando	Orlando, FL	Choice	214	39	61	58%	-
Courtyard by Marriott	Ann Arbor, MI	Marriott	160	84	118	71%	12,225
Courtyard by Marriott
Brookhollow	Houston, TX	Marriott	197	80	134	60%	-
Courtyard by Marriott
Northwest	Houston, TX	Marriott	126	84	127	66%	7,263
Courtyard by Marriott
Roanoke Airport	Roanoke, VA	Marriott	135	95	133	71%	14,651
Courtyard by Marriott
Chicago- St. Charles	St. Charles, IL	Marriott	121	67	111	61%	-
Courtyard by Marriott	Wilmington, NC	Marriott	128	74	106	70%	-
Courtyard By Marriott
-Richmond Airport	Sandston (Richmond), VA	Marriott	142	85	111	77%	11,800
Fairfield Inn	Ann Arbor, MI	Marriott	110	60	97	62%	-
Hampton Inn Suites Duluth-
Gwinnett	Duluth, GA	Hilton	136	61	101	60%	9,585

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2008 ($)	Average Daily Rate for the Year 2008 ($)	Average Occupancy for the Year 2008	Mortgage Payable As of 12/31/08 $
Hampton Inn Baltimore-Inner
Harbor	Baltimore, MD	Hilton	116	108	167	65%	13,700
Hampton Inn Raleigh - Cary	Cary, NC	Hilton	129	65	95	68%	7,024
Hampton Inn University Place	Charlotte, NC	Hilton	126	65	105	62%	8,164
Comfort Inn Medical Park	Durham, NC	Choice	136	41	75	55%	-
Hampton Inn	Jacksonville, NC	Hilton	122	83	98	84%	-
Hampton Inn Atlanta
- Perimeter Center	Atlanta, GA	Hilton	131	66	111	59%	8,450
Hampton Inn Crabtree Valley	Raleigh, NC	Hilton	141	60	104	57%	-
Hampton Inn White Plains-
Tarrytown	Elmsford, NY	Hilton	156	87	153	57%	15,643
Hilton Garden Inn Albany
Airport	Albany, NY	Hilton	155	90	127	71%	12,050
Hilton Garden Inn Atlanta
Winward	Alpharetta, GA	Hilton	164	68	125	54%	10,503
Hilton Garden Inn	Evanston, IL	Hilton	178	110	151	73%	19,928
Hilton Garden Inn RDU
Airport	Morrisville, NC	Hilton	155	94	131	72%	-
Hilton Garden Inn Chelsea	New York, NY	Hilton	169	190	247	77%	30,250
Hilton Garden Inn Hartford
North Bradley International	Windsor, CT	Hilton	157	79	126	62%	10,384
Holiday Inn Express
Clearwater Gateway	Clearwater, FL	IHG	127	52	90	58%	-
Holiday Inn Harmon Meadow-
Secaucus	Secaucus, NJ	IHG	161	103	148	69%	-
Homewood Suites	Cary, NC	Hilton	150	84	120	70%	12,747
Homewood Suites	Durham, NC	Hilton	96	76	105	72%	7,950
Homewood Suites Houston-
Clearlake	Houston, TX	Hilton	92	102	133	77%	7,222
Homewood Suites	Lake Mary, FL	Hilton	112	70	104	67%	9,900
Homewood Suites Metro
Center	Phoenix, AZ	Hilton	126	58	102	57%	6,330
Homewood Suites	Princeton, NJ	Hilton	142	89	128	70%	11,800
Homewood Suites Crabtree
Valley	Raleigh, NC	Hilton	137	84	117	72%	12,869
Quality Suites	Charleston, SC	Choice	168	56	97	58%	10,350
Residence Inn	Phoenix, AZ	Marriott	168	57	116	49%	7,500
Residence Inn Roanoke
Airport	Roanoke, VA	Marriott	79	87	121	71%	5,648
Towneplace Suites Northwest	Austin, TX	Marriott	127	65	94	69%	7,082
Towneplace Suites
Birmingham-Homewood	Birmingham, AL	Marriott	128	48	84	57%	-
Towneplace Suites	College Station, TX	Marriott	94	76	101	75%	4,900
Towneplace Suites Northwest	Houston, TX	Marriott	128	61	108	56%	-
Towneplace Suites	Houston, TX (Clearlake)	Marriott	94	87	109	80%	5,815
Courtyard by Marriott Country
Club Plaza	Kansas City, MO	Marriott	123	96	139	69%	10,135
Hilton Garden Inn - Akron	North Canton, OH	Hilton	121	84	126	66%	7,492
Hilton Garden Inn	Wilmington, NC	Hilton	119	80	123	65%	9,530

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2008 ($)	Average Daily Rate for the Year 2008 ($)	Average Occupancy for the Year 2008	Mortgage Payable As of 12/31/08 $

Inland American Orchard
Hotels, Inc.

Courtyard by Marriott
Williams Center	Tucson, AZ	Marriott	153	71	111	64%	16,030
Courtyard by Marriott	Lebanon, NJ	Marriott	125	78	121	64%	10,320
Courtyard by Marriott Quorum	Addison, TX	Marriott	176	70	123	57%	18,860
Courtyard by Marriott	Harlingen, TX	Marriott	114	70	100	70%	6,790
Courtyard by Marriott
Westchase	Houston, TX	Marriott	153	97	138	70%	16,680
Courtyard by Marriott West
University	Houston, TX	Marriott	100	100	134	75%	10,980
Courtyard by Marriott West
Lands End	Fort Worth, TX	Marriott	92	78	117	67%	7,550
Courtyard by Marriott Dunn
Loring-Fairfax	Vienna, VA	Marriott	206	101	141	71%	30,810
Courtyard by Marriott Seattle-
Federal Way	Federal Way, WA	Marriott	160	104	135	77%	22,830
Hilton Garden Inn Tampa
Ybor	Tampa, FL	Hilton	95	103	135	76%	9,460
Hilton Garden Inn	Westbury, NY	Hilton	140	132	163	81%	21,680
Homewood Suites Colorado
Springs North	Colorado Springs, CO	Hilton	127	58	93	63%	7,830
Homewood Suites	Baton Rouge, LA	Hilton	115	101	134	75%	12,930
Homewood Suites	Albuquerque, NM	Hilton	151	76	99	76%	10,160
Homewood Suites Cleveland-
Solon	Solon, OH	Hilton	86	76	111	69%	5,490
Residence Inn Williams Centre	Tucson, AZ	Marriott	120	98	119	82%	12,770
Residence Inn Cypress- Los
Alamitos	Cypress, CA	Marriott	155	95	128	74%	20,650
Residence Inn South
Brunswick-Cranbury	Cranbury, NJ	Marriott	108	79	121	65%	10,000
Residence Inn Somerset-
Franklin	Franklin, NJ	Marriott	108	90	113	80%	9,890
Residence Inn	Hauppauge, NY	Marriott	100	112	136	82%	10,810
Residence Inn Nashville
Airport	Nashville, TN	Marriott	168	78	98	80%	12,120
Residence Inn West University	Houston, TX	Marriott	120	107	128	84%	13,100
Residence Inn	Brownsville, TX	Marriott	102	76	103	74%	6,900
Residence Inn DFW Airport
North	Dallas-Fort Worth, TX	Marriott	100	87	121	72%	9,560
Residence Inn Westchase	Houston Westchase, TX	Marriott	120	99	127	77%	12,550
Residence Inn Park Central	Dallas, TX	Marriott	139	67	101	67%	8,970
SpringHill Suites	Danbury, CT	Marriott	106	78	109	72%	9,130

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2008 ($)	Average Daily Rate for the Year 2008 ($)	Average Occupancy for the Year 2008	Mortgage Payable As of 12/31/08 $
Inland American Urban
Hotels, Inc. (2)

Courtyard by Marriott	Annapolis-Ft Meade, MD	Marriott	140	88	131	67%	14,400
Marriott Atlanta Century
Center	Atlanta, GA	Marriott	287	71	119	60%	16,705
Courtyard by Marriott	Birmingham, AL	Marriott	122	104	138	75%	10,500
Marriott Residence Inn	Cambridge, Massachusetts	Marriott	221	167	201	83%	44,000
Courtyard by Marriott	Elizabeth, NJ	Marriott	203	93	110	84%	16,030
Marriott Residence Inn	Elizabeth, NJ	Marriott	198	97	116	83%	18,710
Courtyard by Marriott	Ft Worth, TX	Marriott	203	104	150	69%	15,330
Marriott Residence Inn	Poughkeepsie, NY	Marriott	128	104	137	76%	13,350
Embassy Suites	Beachwood/Cleveland, OH	Hilton	216	90	126	71%	15,066
Marriott	Chicago, IL	Marriott	113	149	187	80%	13,000
Doubletree	Washington, DC	Hilton	220	136	179	76%	26,398
Residence Inn	Baltimore, MD	Marriott	188	134	171	78%	40,040
Hilton Garden Inn	Burlington, MA	Hilton	179	86	121	71%	15,529
Hilton Garden Inn	Washington, DC	Hilton	300	193	212	91%	61,000
Hampton Inn Suites	Denver, CO	Hilton	148	98	143	69%	11,880
Embassy Suites	Hunt Valley, MD	Hilton	223	81	121	67%	13,943
Hilton Suites	Phoenix, AZ	Hilton	226	89	155	57%	22,551
Hilton Garden Inn	Colorado Springs, CO	Hilton	154	55	96	57%	8,728
Homewood Suites	Houston, TX	Hilton	162	122	149	82%	15,500
Hilton Garden Inn	San Antonio, TX	Hilton	117	79	123	64%	10,420
Hyatt Place	Medford/Boston, Massachusetts	Hyatt	157	91	128	72%	13,404
Doubletree	Atlanta, GA	Hilton	154	73	107	68%	10,085

Inland American Lodging
Corporation

Hilton University of Florida -
Hotel & Convention Center	Gainesville, FL	Hilton	248	99	150	66%	27,775
The Woodlands Waterway -
Marriott Hotel & Convention Center	The Woodlands, TX	Marriott	341	142	197	72%	-
Hyatt Regency Orange County (3)	Garden Grove, CA	Hyatt	654	84	112	75%	-

Total Lodging Properties:			15,125	89	129	69%	1,128,084

(1)  Our hotels generally are operated under franchise agreements with franchisors including Marriott International, Inc.  (“Marriott”), Hilton       Hotels Corporation (“Hilton”), Hyatt Corporation (“Hyatt”), Intercontinental Hotels Group PLC (“IHG”) and Choice Hotels International       (“Choice”).

(2) The information presented reflects the period from February 8, 2008 to December 31, 2008.

(3) The information presented reflects the period from October 1, 2008 to December 31, 2008.

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

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland intends to file answers and affirmative defenses to the amended complaint as well as counterclaims against the Plaintiff.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share. There is no established public trading market for our shares of common stock.  On April 6, 2009, we will terminate the follow-on offering.

We prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During the current offering and for a certain period of time following the termination of the offering, the net asset value of each share of our common stock will be deemed to be $10.00 per share (without regard to purchase price discounts for certain categories of investors).  However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance regarding the price that our stockholders would receive for their shares if a public trading market did exist.  Additionally, this deemed value should not be viewed as an accurate reflection of the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed.

Share Repurchase Program

Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009. Written notice of the suspension was provided to each stockholder pursuant to the terms of the share repurchase program.  As of December 31, 2008, we had repurchased 12,355,867 shares under the share repurchase program.

During the quarter ended December 31, 2008, we repurchased shares of our common stock as follows:

	Total Number of	Average Price	Total Number of Shares Repurchased as Part of Publicly
	Shares Repurchased	Paid per Share	Announced Plans or Programs
October 2008	1,262,704	$9.31	1,262,704
November 2008	1,790,741	$9.31	1,790,741
December 2008	3,819,401	$9.38	3,819,401

Total	6,872,846		6,872,846

Stockholders

As of March 17, 2009, we had 184,438 stockholders of record.

Distributions

We have been paying monthly cash distributions since October 2005.  During the years ended December 31, 2008 and 2007, we declared cash distributions, which are paid monthly to stockholders, totaling $418.7 million and $242.6 million, respectively, or $.62 and $.61 per share on an annualized basis.  For federal income tax purposes for the years ended December 31, 2008 and 2007, 48% and 37% of the distributions constituted a return of capital in the applicable year.

In order to ensure we are well positioned to deal with the uncertainties and volatility impacting economical markets, on January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share, which equates to a 5% annualized yield on a share purchase of $10.  The distributions paid on February 12, 2009 and March 12, 2009, respectively, were paid at the rate of $0.50 per share on an annualized basis.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column)

Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	26,000	$8.95	49,000

Total:	26,000	$8.95	49,000

We have adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to purchase 3,000 shares following their becoming a director and for the grant of additional options to purchase 500 shares on the date of each annual stockholder's meeting.  The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant.  All other options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share.  The subsequent options are exercisable at $8.95 per share prior to the time that there is a public market for our shares.

Recent Sales of Unregistered Securities

On September 24, 2007, we issued to our business manager 450,000 shares of our common stock valued at $10.00 per share, or an aggregate of $4,500,000, in partial payment of an acquisition fee.  On December 28, 2007, we issued to our business manager 200,000 shares of our common stock valued at $10.00 per share, or an aggregate of $2,000,000, in partial payment of an acquisition fee. No sales commission or other consideration was paid in connection with the issuances.  The issuances were consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

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

	2008	2007	2006	2005	2004

Total assets	$11,136,866	8,211,758	3,040,037	865,851	731

Mortgages, notes and margins payable	$4,437,997	3,028,647	1,107,113	227,654	-

Total income	$1,050,738	478,736	123,202	6,668	-

Total interest and dividend income	$81,274	84,288	22,164	1,663	-

	2008	2007	2006	2005	2004
Net income (loss) applicable to common shares	$(365,178)	55,922	1,896	(1,457)	(24)

Net income (loss) per common share, basic and diluted (a)	$(.54)	.14	.03	(1.65)	(1.20)

Distributions declared to common stockholders	$418,694	242,606	41,178	438	-

Distributions per weighted average common share (a)	$.62	.61	.60	.11	-

Funds From Operations (a)(b)	$6,350	234,215	48,088	(859)	-

Cash flows provided by (used in) operating activities	$384,365	263,420	65,883	11,498	(14)

Cash flows used in investing activities	$(2,484,825)	(4,873,404)	(1,552,014)	(810,725)	-

Cash flows provided by financing activities	$2,636,325	4,716,852	1,751,494	836,156	214

Weighted average number of common shares outstanding, basic and diluted	675,320,438	396,752,280	68,374,630	884,058	20,000

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the years ended December 31, 2008, 2007, 2006 and 2005 and the period from October 4, 2004 (inception) to December 31, 2004, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the years ended December 31, 2008, 2007 and 2006 and for the period from August 31, 2005 (commencement of the offering) to December 31, 2005.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in distributions paid during that period being treated as a return of capital for tax purposes.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis.  For the years ended December 31, 2008, 2007 and 2006, $194,239, $81,701 and $16,697 (or approximately 48%, 37% and 50% of the $405,925, $222,697 and $33,393 distribution paid in 2008, 2007 and 2006, respectively) represented a return of capital.  For the year ended December 31, 2005, $123 (or 100% of the distributions paid for 2005) represented a return of capital due to the tax loss in 2005.  No distributions were made in 2004.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations, or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income.  This allows us to compare our property performance to our investment objectives.  Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows (in thousands):

		Year ended December 31,
		2008	2007	2006
	Net income (loss) applicable to common shares	$(365,178)	55,922	1,896
Add:	Depreciation and amortization:
	Related to investment properties	320,402	174,163	49,681
	Related to investment in unconsolidated entities	53,761	6,538	1,697
Less:	Minority interests' share:
	Depreciation and amortization related to investment properties	2,635	2,408	5,186

	Funds from operations	$6,350	234,215	48,088

The decline in funds from operations primarily resulted from non-cash impairments on investment securities as well as investments in joint ventures.  Impairments on investment securities are taken where we determine declines in the stock price of our marketable securities are other-than-temporary.  Other-than-temporary impairments are not necessarily considered permanent, however we will not recognize any future gain until we sell the securities.  We view these as long term investments.

Impairments are recorded on our investments in joint ventures if a decline in the value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

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

The following discussion and analysis relates to the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.  Dollar amounts are in thousands, except per share amounts.

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.  To achieve these objectives, we selectively acquire, develop and actively manage investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease and release space at favorable rates, controlling expenses, and maintaining strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors.  We intend to create additional value through redeveloping and repositioning some of our properties in the future.

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

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2008, 2007 and 2006.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 93 and 38 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2008 and 2007 and December 31, 2007 and 2006, respectively, and are referred to herein as "same store" properties.  These properties comprise approximately 14.8 and 3.7 million square feet, respectively.  The "same store" properties represent approximately 40% and 10% of the square footage of our portfolio at December 31, 2008 and December 31, 2007, respectively.  None of our lodging properties satisfied the criteria of being owned for the entire years ended December 31, 2008 and 2007 or December 31, 2007 and 2006.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio.  Additionally, we are able to determine the effects of our new acquisitions on net income.  Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the years ended December 31, 2008 and December 31, 2007

Net income decreased from $55,922 or $.14 per share for the year ended December 31, 2007 to $(365,178) or $(.54) per share for the year ended December 31, 2008.  The primary reason for the decrease was $262,105 taken as realized loss and impairments on investment securities and $61,993 of impairments on investments in unconsolidated entities for the year ended December 31, 2008, which decreased net income per share by $.48, as compared to 2007, where $2,466 was recorded as net realized loss and impairments on investment securities, and $10,084 was recorded as impairments on investments in unconsolidated entities, decreasing net income per share by $.03.  A detailed discussion of our impairments is included under Realized Gain (Loss) on Securities and Impairment of Investment in Unconsolidated Entities.

	Year ended	Year ended
	December 31, 2008	December 31, 2007
Net income (loss)	$(365,178)	$55,922

Net income (loss) per share	(.54)	.14

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Other property income consists of lease termination fees and other miscellaneous property income.  Total property revenues were $1,050,738 and $478,736 for the years ended December 31, 2008 and 2007, respectively.

Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which require the tenant to be responsible for fixed base rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations.  Under leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

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

Below is a summary of sources of revenue for years ended December 31, 2008 and 2007.  Fluctuations are explained below.

	Year ended December 31, 2008	Year ended December 31, 2007	2008 increase (decrease) from 2007
Property rentals	$398,417	$267,816	$130,601
Straight-line rents	17,457	12,765	4,692
Amortization of acquired above and below market leases, net	2,408	155	2,253
Total rental income	$418,282	$280,736	$137,546

Tenant recoveries	70,607	55,192	15,415
Other income	30,265	16,416	13,849
Lodging operating income	531,584	126,392	405,192
Total property revenues	$1,050,738	$478,736	$572,002

Total property revenues increased $572,002 for the year ended December 31, 2008 over the same period of the prior year.  The increase in property revenues in 2008 was due primarily to acquisitions of 187 properties, including lodging facilities, since December 31, 2007.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses for properties other than lodging properties consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $469,695 for the year ended December 31, 2008 and $174,755 for the year ended December 31, 2007, respectively.  Lodging operating expenses include the room, food and beverage, payroll, utilities, any fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Year ended December 31, 2008	Year ended December 31, 2007	2008 increase (decrease) from 2007
Property operating expenses	$84,614	$59,678	$24,936
Lodging operating expenses	313,939	75,412	238,527
Real estate taxes	71,142	39,665	31,477
Total property expenses	$469,695	$174,755	$294,940

Total property operating expenses increased $294,940 for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the effect of properties acquired after December 31, 2007, primarily lodging facilities.  The RLJ acquisition, as well as a full year’s results of the lodging acquisitions from 2007, contributed to a significant increase in lodging expenses in 2008.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	2008 increase (decrease) from 2007
Depreciation and amortization	$320,792	$174,163	$146,629
Interest expense	231,822	108,060	123,762
General and administrative (1)	34,087	19,466	14,621

	Year ended December 31, 2008	Year ended December 31, 2007	2008 increase (decrease) from 2007
Business manager fee	18,500	9,000	9,500
	$605,201	$310,689	$294,512

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization.  The $146,629 increase in depreciation and amortization expense for the year ended December 31, 2008 relative to the year ended December 31, 2007 was due substantially to the impact of the properties acquired during 2007 and 2008.

Interest expense.  The $123,762 increase in interest expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to mortgage debt financings during 2008 which increased to $4,405,559 from $2,959,480.  Our average interest rate on outstanding debt is 4.97% and 5.66% as of December 31, 2008 and 2007, respectively.

A summary of interest expense for the years ended December 31, 2008 and 2007 appears below:

	Year ended December 31, 2008	Year ended December 31, 2007	2008 increase (decrease) from 2007
Debt Type
Margin and other interest expense	$23,482	$15,933	$7,549
Mortgages	208,340	92,127	116,213

Total	$231,822	$108,060	$123,762

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, miscellaneous deal costs, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $34,087 for the year ended December 31, 2008 and $19,466 for the year ended December 31, 2007, respectively.

For 2009, SFAS 141 (R) requires that acquisition costs of all deals be expensed as incurred.  Thus all costs related to finding, analyzing and negotiating a deal will be expensed as incurred as a general and administrative expense, whether or not the acquisition is completed.  These expenses would include acquisition fees paid to our business manager for any future company acquisitions.  Depending on the 2009 acquisition volume and complexity, these expenses could have a material impact on our results of operations and funds from operations.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For the year ended December 31, 2008, we paid our business manager $18,500 for the business manager fee and an investment advisory fee of approximately $2,162, which is less than the full 1% fee that the business manager could be paid.  The investment advisor fee is included in general and administrative expenses.  The business manager has waived any further fees that may have been permitted under the agreement for the years ended December 31, 2008 and 2007, respectively.  Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.  There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee during the periods that we are raising capital.

Interest and Dividend Income and Realized Gain (Loss) on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.  We invest in marketable securities issued by other REIT entities, including those we may have an interest in acquiring, where we believe the yields and returns will exceed those of other short-term investments.  These investments have historically generated both current dividend income and gains on sale, offset by impairments on securities where we believe the decline in stock price are other than temporary.  Our interest and dividend income was $81,274 and $84,288 for the years ended December 31, 2008 and 2007, respectively.  We realized a net loss on securities and other than temporary impairments of $262,105 and $2,466 for the years ended December 31, 2008 and 2007.  For the years ended December 31, 2008 and 2007, we realized impairment losses of $246,164 and $21,746, respectively, on our portfolio of securities.

	Year ended December 31, 2008	Year ended December 31, 2007
Interest Income	$50,331	$61,546
Dividend Income	30,943	22,742
Total	$81,274	$84,288

Realized gain (loss) on investment securities	$(15,941)	$19,280
Other than temporary impairments	(246,164)	(21,746)
Total	$(262,105)	$(2,466)

Interest income was $50,331 and $61,546 for the years ended December 31, 2008 and 2007, respectively.  Interest income is earned on our cash balances and notes receivable.  Our average cash balance in 2008 was $884,671 and our average interest rate earned on cash investments was 2.2% for the year ended December 31, 2008.

As of December 31, 2008, our cash balance of $945,225 had an approximate yield of 2.2%, which was less than the 6.2% distribution rate in effect for 2008 based on a $10 stock price and our average interest rate cost of 4.97%.

During February 2009, we transferred all our cash into non-interest bearing accounts to qualify for FDIC insurance for cash balances greater than $250.  The current turmoil in the banking sector has caused concern for even the most highly rated banking institutions. Our primary objective is to preserve our principal and we intend on holding these balances in federally insured accounts in the near term or until we believe the banking sector has stabilized.  During 2008, we earned approximately $18,200 on our cash balances.  We currently expect not to earn a significant return on our cash balances for 2009.

Our notes receivable balance of $480,774 as of December 31, 2008 consisted of installment notes from unrelated parties that mature on various dates through May 2012.  The notes are secured by mortgages on land, shopping centers and lodging facilities.  Interest only is due each month at rates ranging from 3.26% to 10.09% per annum.  For the years ended December 31, 2008 and 2007, we recorded interest income from notes receivable of $27,614 and $18,423, respectively.

Dividend income increased by $8,201 for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of an increase in the amount we invested in marketable securities, offset by the reduced dividend payout rates.  Our investments continue to generate dividends, however some REITs we have invested in have reduced their payout rates and we could continue to see further reductions in the future.  Certain REIT’s we have invested in have also stated that they will pay a portion of their dividends in stock instead of cash.  We will not recognize income for stock dividends and will instead reduce the average cost per share of our investment.  The following analysis outlines our yield earned on our portfolio of securities.

	December 31, 2008	December 31, 2007
Dividend income	30,943	22,742
Margin interest expense	(3,776)	(5,479)
Investment advisor fee	(2,162)	(2,120)
	25,005	15,143

Average investment in marketable securities (1)	449,415	279,224
Average margin payable balance	(115,557)	(89,456)
Net investment	333,858	189,768

Leveraged yield (annualized)	7.5%	8.0%

(1)

The average investment in marketable securities represents our original cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Our realized loss and impairment on securities, net increased by $259,639 for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily because we recognized significant other-than-temporary impairments during the year ended December 31, 2008.  Other-than-temporary impairments were $246,164 for the year ended December 31, 2008 compared to $21,746 for the year ended December 31, 2007.  Our securities and the overall REIT market experienced significant declines in 2008, including material declines in the fourth quarter of 2008.  The challenges facing the general economy and the real estate market have made projections of the recovery of our securities in the near term uncertain.  As a result, we recognized other than temporary impairments as non-cash charges.  We do not believe our investments on these securities will recover until the general economy and real estate market have stabilized and demonstrated indicators of growth.  We believe we have the ability to continue holding our portfolio including impaired securities.  Depending on market conditions, we may be required to further reduce the carrying value of our portfolio in future periods.  A discussion of our other than temporary impairment policy is included below in the discussion of our Critical Accounting Policies and Estimates.

Minority Interest.  The minority interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and consolidated joint ventures managed by third parties.

Equity in Earnings of Unconsolidated Entities.  In 2008, we have equity in losses of unconsolidated entities of $46.1 million.  This is a decrease of $50.6 million from last year’s equity in earnings of unconsolidated entities of $4.5 million as of December 31, 2007, which is mainly due to impairments recorded by one of our joint ventures in the amount of $50 million (the Company’s share was $44.8 million).

Impairment of Investment in Unconsolidated Entities.  For the year ended December 31, 2008, we recorded a $51.4 million loss on our investment in Feldman Mall Properties, Inc.  The underlying activities of Feldman have continued to report losses and cash-flow deficits that will impact Feldman’s ability to meet its obligations. In addition, the retail market and its impact to the mall sector significantly deteriorated in the fourth quarter of 2008 and a recovery is not likely in the near term.  Based on the combination of these factors, we have concluded that our investment in Feldman has experienced a decline that we believe is other-than-temporary. Accordingly, we have recorded an impairment charge of $46.8 million in the fourth quarter of 2008 and a total of $51.4 million for the year ended December 31, 2008. Such impairment charge reduces the carrying value of our investment in Feldman to $0 as of December 31, 2008.

The projected leasing for one of our development joint ventures did not met our initial expectations and it is difficult to project when significant leasing will be achieved for the project.  Based on these factors, we have concluded that our investment has experienced a decline that we believe is other than temporary.  Accordingly, we have recorded an impairment charge of $10.6 million  for the year ended December 31, 2008.

Other Income and Expense.  Under the Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" and the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities,” the put/call arrangements we entered into in connection with the Minto Builders (Florida), Inc. (“MB REIT”) transaction discussed below are considered derivative instruments.  The asset and liabilities associated with these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statement of operations.

The value associated with the put/call arrangements was a liability of $3,000 and $2,349 as of December 31, 2008 and December 31, 2007, respectively.  Other expense of $651 and $2,065 was recognized for the year ended December 31, 2008 and 2007, respectively. The liability associated with the put/call arrangements increased from December 31, 2007 to December 31, 2008 due to the life of the put/call being reduced and decrease in interest rates.

Segment Reporting

An analysis of results of operations by segment is below.  The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2008 and 2007.

Retail Segment

	Total Retail Properties
	As of December 31,
	2008	2007
Retail Properties
Physical occupancy	94%	95%
Economic occupancy	95%	96%
Base rent per square foot	$16.41	$16.04
Gross investment in properties	$2,978,232	$2,570,067

Occupancy of our retail properties remained consistent between 2008 and 2007.  We continued to generate a positive return on our investment in these properties.  Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  The increase in our base rent per square foot from $16.04 to $16.41 was primarily a result of acquisitions during fourth quarter 2007 and 2008.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2008 and 2007.

Our retail business is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in stable communities, primarily in the southwest and southeast regions of the country.  Adding to this core investment profile is a select number of traditional mall properties and single-tenant properties.  Among the single-tenant properties, the largest holdings are comprised of investments in bank branches operated by, SunTrust Bank and Citizens Bank, where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating the facility.

Our tenants largely consist of basic-need retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services.  We have only limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers.  This latter category, we believe, is being impacted the greatest by the Internet and existing economic conditions.

During the year ended December 31, 2008, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  As of December 31, 2008, our retail portfolio contained only three retailers, renting approximately 102,172 square feet, that had filed for bankruptcy protection.  All associated stores in our portfolio continued paying as-agreed rent.  Subsequent to December 31, 2008, four additional retailers sought bankruptcy protection; these retailers encompass approximately 96,900 square feet.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We have not experienced significant bankruptcies or receivable write-offs in our retail portfolio as a result of the overall decline in the economy or retail environment.  However, we continue to actively monitor our retail tenants as a continued downturn in the economy could have negative impact on our tenant’s ability to pay rent or our ability to lease space.

Comparison of Years Ended December 31, 2008 and December 31, 2007

The table below represents operating information for the retail segment of 688 properties and for the same store retail segment consisting of 64 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the entire years ended December 31, 2008 and December 31, 2007, respectively.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$206,591	$121,428	$85,163	$78,710	$77,283	$1,427
Tenant recovery incomes	41,982	30,103	11,879	24,109	20,235	3,874
Other property income	4,751	3,128	1,623	2,007	2,717	(710)

Total revenues	$253,324	$154,659	$98,665	$104,826	$100,235	$4,591

Expenses:

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Property operating expenses	$39,264	$25,308	$13,956	$21,116	$18,339	$2,777
Real estate taxes	26,458	19,400	7,058	14,986	13,337	1,649

Total operating expenses	$65,722	$44,708	$21,014	$36,102	$31,676	$4,426

Net property operations	187,602	109,951	77,651	68,724	68,559	165

Retail properties real estate rental revenues increased from $154,659 for the year ended December 31, 2007 to $253,324 for the year ended December 31, 2008 mainly due to the acquisition of 143 retail properties since December 31, 2007.  Retail property operating expenses also increased from $44,708 in 2007 to $65,722 in 2008 as a result of these acquisitions.

On a same store retail basis, property net operating income increased from $68,559 to $68,724 for a total increase of $165 or .2%.  Same store retail property operating revenues for the years ended December 31, 2008 and 2007 were $104,826 and $100,235, respectively, resulting in an increase of $4,591 or 4.6%.  The primary reason for the increase was a lower tenant recovery income in 2007 resulting from common area abatements.  Same store retail property operating expenses for the years ended December 31, 2008 and 2007 were $36,102 and $31,676 respectively, resulting in an increase of $4,426 or 14%.  The increase in property operating expense was primarily caused by an increase in common area maintenance costs, including utility costs (gas and electric), and bad debt expense.

Retail segment property rental revenues are greater than the office segment primarily due to more gross leasable square feet for the retail properties.  The retail segment had below market leases in place at the time of acquisition as compared to office segment properties, which had above market leases in place at the time of acquisition.  Tenant recoveries for our retail segment are greater than other segments because the retail tenant leases allow for a greater percentage of their operating expenses and real estate taxes to be recovered from the tenants. Other income for the retail segment is lower than the other segments due to lease termination fee income and miscellaneous income collected from tenants for the other segments, for example, $15 million was collected for termination at Faulkner – an industrial property.  Retail segment operating expenses are greater than the other non-lodging segments because the retail segment has higher common area maintenance costs and insurance costs.

Lodging Segment

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007
Lodging Properties
Revenue per available room	$89	$79
Average daily rate	$129	$117
Occupancy	69%	67%
Gross investment in properties	$2,703,097	$1,570,465

The increases in revenue per available room, average daily rate and occupancy are primarily a result of property acquisitions during 2008.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes").  Revenue, operating expenses, and net income are directly tied to the hotel operation whereas traditional asset classes generate revenue from medium to long-term lease contracts.  In this way, net operating income is somewhat more predictable among the properties in the traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts.  We believe lodging facilities have the benefit of capturing increased revenue opportunities on a monthly or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates.  Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry:  association with national franchise organizations and professional management by specialized third-party managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, and Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.  We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and rental rates.

Our lodging facilities are generally classified in the “middle to upper-middle” lodging categories.  All of our lodging facilities are managed by third-party managers with extensive experience and skill in hospitality operations.  These third-party managers report to a dedicated, specialized group within our business manager that has, in our view, extensive expertise in lodging ownership and operation within a REIT environment.  This group has daily interaction with all third-party managers, and closely monitors all aspects of our lodging interests.  Additionally, this group also maintains close relationships with the franchisors to assure that each property maintains high levels of customer satisfaction, franchise conformity, and revenue-management.

During 2008, the hotel industry experienced declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR") due mainly to the current negative economic conditions.  The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel).  The industry is expecting to see ongoing declines in Revenue per Available Room growth through most of 2009.  For 2009, the industry is predicting Revenue per Available Room ranging from negative 8-15% compared to 2008, as a result of an overall slowdown in the economy, which may lead to less business and tourist travel and, accordingly, decreased demand for rooms.  For 2009, we expect our revenue per available room will be consistent with the overall industry trends.

Our expectation is we will experience the largest declines in Rev/Par during the first half of 2009 with the first six months of 2009 could show declines greater than 10%.  Our third party managers and asset management are focusing on reducing variable costs to reflect declines in revenues.

Comparison of Years Ended December 31, 2008 and December 31, 2007

The table below represents operating information for the lodging segment of 99 properties.  A same store analysis is not presented for the lodging segment because no lodging property was owned for the entire twelve month period ended December 31, 2007 and December 31, 2008.  However, we did own 44 properties for the last six months of 2007, which when compared to 2008, show a decline of $6,125 in net lodging operations for last six months of 2008 compared to the last six months of 2007.  This decline resulted from an 8% decline in Rev/Par for the last six months of 2008 compared to 2007 for the 44 properties owned during that period.

	Total Lodging Segment
			Increase/
	2008	2007	(Decrease)
Revenues:
Lodging operating income	$531,584	$126,392	$405,192

Total revenues	$531,584	$126,392	$405,192

Expenses:
Lodging operating expenses to non- related parties	$313,939	$75,412	$238,527
Real estate taxes	23,949	5,216	18,733

Total operating expenses	$337,888	$80,628	$257,260

Net lodging operations	193,696	45,764	147,932

Office Segment

	Total Office Properties
	As of December 31,
	2008	2007
Office Properties
Physical occupancy	97%	98%
Economic occupancy	97%	98%
Base rent per square foot	$14.82	$14.77
Gross investment in properties	$1,551,123	$1,344,954

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

During 2008, we continued to see positive trends in our portfolio including high occupancy and stable rental rates for newly acquired properties.  For example, we believe in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  The increase in our base rent per square foot from $14.77 to $14.82 was primarily a result of higher lease rates for new leases at new and existing properties.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2008 and 2007.

Comparison of Years Ended December 31, 2008 and December 31, 2007

The table below represents operating information for the office segment of 36 properties and for the same store portfolio consisting of 13 properties acquired prior to January 1, 2007.  The properties in the same store portfolio were owned for the years ended December 31, 2008 and December 31, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$109,410	$98,764	$10,646	$85,071	$84,531	$540
Tenant recovery incomes	25,442	22,743	2,699	21,415	19,664	1,751
Other property income	7,325	7,066	259	5,769	6,579	(810)

Total revenues	$142,177	$128,573	$13,604	$112,255	$110,774	$1,481

Expenses:
Property operating expenses	$28,184	$25,842	$2,342	$23,462	$23,110	$352
Real estate taxes	13,775	11,494	2,281	10,842	9,669	1,173

Total operating expenses	$41,959	$37,336	$4,623	$34,304	$32,779	$1,525

Net property operations	100,218	91,237	8,981	77,951	77,995	(44)

Office properties real estate rental revenues increased from $128,573 in 2007 to $142,177 in 2008 mainly due to the acquisition of eight properties since January 1, 2008.  Office properties real estate and operating expenses also increased from $37,336 in 2007 to $41,959 in 2008 as a result of these acquisitions and due to higher real estate taxes and common area maintenance costs.

On a same store office basis, property net operating income decreased to $77,951 from $77,995 for a total decrease of $44 or less than .1%.  Same store office property operating revenues for the years ended December 31, 2008 and 2007 were

$112,255 and $110,774, respectively, resulting in an increase of $1,481 or 1.3%.  Same store office property operating expenses for the years ended December 31, 2008 and 2007 were $34,304 and $32,779, respectively, resulting in an increase of $1,525 or 4.7%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2008.

Straight-line rent adjustments are included in rental income and are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. In addition, office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition; both of which are adjusted through rental income.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.

Industrial Segment

	Total Industrial Properties
	As of December 31,
	2008	2007
Industrial Properties
Physical occupancy	97%	93%
Economic occupancy	99%	99%
Base rent per square foot	$4.75	$5.10
Gross investment in properties	$917,769	$834,320

During 2008, our industrial holdings continued to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets, including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois; the latter being one of the largest industrial markets in the world.

Comparison of Years Ended December 31, 2008 and December 31, 2007

The table below represents operating information for the industrial segment of 64 properties and for the same store portfolio consisting of 16 properties acquired prior to January 1, 2007.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$71,514	$47,039	$24,475	$21,985	$22,018	$(33)
Tenant recovery incomes	3,178	2,346	832	1,055	1,036	19
Other property income	15,714	4,801	10,913	346	4,741	(4,395)

Total revenues	$90,406	$54,186	$36,220	$23,386	$27,795	$(4,409)

Expenses:
Property operating expenses	$4,836	$3,277	$1,559	$1,692	$1,479	$213
Real estate taxes	2,259	1,740	519	676	793	(117)

Total operating expenses	$7,095	$5,017	$2,078	$2,368	$2,272	$96

Net property operations	83,311	49,169	34,142	21,018	25,523	(4,505)

Industrial properties real estate revenues increased from $54,186 for the year ended December 31, 2007 to $90,406 for the year ended December 31, 2008 mainly due to the acquisition of four properties since January 1, 2008.  Also in the fourth quarter of 2008, we realized a termination fee for the Faulkner Road property of approximately $15,000.  Industrial properties real estate and operating expenses also increased from $5,017 in 2007 to $7,095 in 2008 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are generally lower than expenses for the other segments.

On a same store industrial basis, property net operating income decreased from $25,523 to $21,018 for a total decrease of $4,505 or 17.7%.  Same store industrial property operating revenues for the years ended December 31, 2008 and 2007 were $23,386 and $27,795, respectively, resulting in a decrease of $(4,409) or 15.9%.  The primary reason for the decrease was the impact of a one-time termination fee of $4,725 that impacted results in 2007.  Same store industrial property operating expenses for the years ended December 31, 2008 and 2007 were $2,368 and $2,272, respectively, resulting in an increase of $96 or 4%.

Multi-family Segment

	Total Multi-family Properties
	As of December 31,
	2008	2007
Multi-Family Properties
Physical occupancy	92%	89%
Economic occupancy	92%	89%
End of month scheduled base rent per unit per month	$832	$916
Gross investment in properties	$557,965	$221,659

Multi-family represents the smallest amount of investment in the overall portfolio due to what we believe is the highly competitive nature for acquisitions of this property type, and the relatively small number of quality opportunities we saw during 2007 and 2008.  We remain interested in multi-family acquisitions and continue to monitor market activity.  Our portfolio contains 17 multi-family properties, each reporting stable rental rate levels.  The decrease in monthly base rent from $916 per month to $832 per month and increase in occupancy from 89% to 92% was a result of 2008 acquisitions of lower rent base apartments.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2008 and 2007.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy levels.

Comparison of Years Ended December 31, 2008 and December 31, 2007

The table below represents operating information for the multi-family segment of 17 properties.   A same store analysis is not presented for the multi-family segment because only one property was owned for the entire years ended December 31, 2007 and December 31, 2008.

	Total Multi-Family Segment
			Increase/
	2008	2007	(Decrease)
Revenues:
Rental income	$30,767	$13,505	$17,262
Other property income	2,480	1,421	1,059

Total revenues	$33,247	$14,926	$18,321

Expenses:
Property operating expenses	$12,327	$5,251	$7,076
Real estate taxes	4,704	1,815	2,889

Total operating expenses	$17,031	$7,066	$9,965

Net property operations	16,216	7,860	8,356

Multi–family real estate rental revenues increased from $14,926 for the year ended December 31, 2007 to $33,247 for the year ended December 31, 2008.  The increases are mainly due to the acquisition of nine properties since January 1, 2008.

Multi-family properties real estate and operating expenses also increased from $7,066 in 2007 to $17,031 in 2008 as a result of these acquisitions.

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

Comparison of Years Ended December 31, 2007 and December 31, 2006

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

Retail operations remained solid with consistent and rising rental revenue, stable occupancy results, and continued positive return on investment.  Our retail business is not highly dependent on specific retailers or specific retail industries which shields the portfolio from significant revenue variances over time.  The increase in our base rent per square foot from $13.77 to $16.04 was primarily a result of acquisitions during 2007.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2007 and 2006.

Comparison of Years Ended December 31, 2007 and 2006

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

Comparison of Years Ended December 31, 2007 and December 31, 2006

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

Comparison of Year Ended December 31, 2007 and December 31, 2006

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

Multi-family property yields on new acquisitions remained the lowest of all segments.

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

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), we evaluate our equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment.  Per APB 18, our investments in joint ventures should be reviewed for potential declines in fair value or impairment.  An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5 thousand which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and five to 15 years for site improvements.  Furniture, fixtures and equipment are depreciated on a straight-line basis over five to ten years.  Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value and other leasing costs are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Investment in Marketable Securities

In accordance with FASB 115 "Accounting for Certain Investments in Debt and Equity Securities", a decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in our impairment assessment includes the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  We consider the following factor in evaluating our securities for impairments that are other than temporary:

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of December 31, 2008, there were no material adjustments for master lease agreements.

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

Income Taxes

We and MB REIT operate in a manner intended to enable each entity to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT that distributes at least 90% of its "REIT taxable income" determined without regard to the deduction for dividends paid and by excluding any net capital gain to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.  If we or MB REIT fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, without the benefit of certain relief provisions, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result.  Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on our income, property, or net worth, and to federal income and excise taxes on our undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

In 2007, we formed the following wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing: Barclay Holdings, Inc., Inland American Holding TRS, Inc., and Inland American Communities Third Party, Inc.  In 2008, the Company formed Inland American Lodging Garden Grove Harbor TRS, LLC in connection with an addition to the lodging portfolio.  Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, our taxable REIT subsidiaries are required to pay income taxes at the applicable rates.

Liquidity and Capital Resources

We continually evaluate the economic and credit environment and its impact on our business.  Maintaining significant capital reserves has become a priority for all companies. While at this juncture we believe we are in the enviable position of having significant cash to utilize in executing our strategy, we also believe it is prudent for us to retain a strong cash position.

The fiduciary responsibility we have to all our stockholders to achieve our investment objectives is vital to the way our company is managed.  Our objectives are to invest in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders.  As noted above, we believe it is prudent to maintain a strong cash position with a view toward investing this capital in attractively priced assets that we believe are going to be available as a result of the dislocation in the financial and real estate markets.

For 2009, our acquisitions will be less than prior years as our capital raise will be completed in April of 2009 and we will preserve a strong cash position to fund outstanding commitments, including 2009 loan maturities in the event we are not able to refinance or extend our maturities at acceptable rates and terms.

Our principal demand for funds has been:

•

to invest in  properties;

•

to invest in joint ventures;

•

to fund notes receivable;

•

to invest in REIT marketable securities;

•

to service or pay-down our debt;

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

Acquisitions and Investments

We completed approximately $1.9 billion of real estate and real estate company acquisitions and investments in 2008 and $4.0 billion in 2007.  In addition, we made $231 million of loans during 2008 and $269 million in 2007.  These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offering of our shares of common stock.  Details of our 2008 and 2007 acquisitions and investments are summarized below.

Real Estate and Real Estate Company Acquisitions

•

During 2008, we purchased 143 retail properties containing approximately 1.4 million square feet for approximately $389.5 million and during 2007, we purchased 491 retail properties containing approximately 4.8 million square feet for approximately $1.5 billion.

•

During 2008, we purchased eight office properties containing approximately 1.3 million square feet for approximately $194.6 million and during 2007, we purchased 13 office properties containing approximately 2.0 million square feet for approximately $252.6 million.

•

During 2008, we purchased four industrial properties containing approximately 2.8 million square feet for approximately $129.1 million and during 2007, we purchased 45 industrial properties containing approximately 8.0 million square feet for approximately $547.6 million.

•

During 2008, we purchased nine multi-family properties containing approximately 3,750 units for approximately $158.9 million and during 2007, we purchased seven multi-family properties containing approximately 2,003 units for approximately $199.7 million.

•

During 2008, (excluding lodging properties acquired through a company acquisition) we purchased 23 lodging properties containing approximately 4,713 rooms for approximately $1 billion.  During 2007, (excluding lodging properties acquired through a company acquisition) we purchased five lodging properties containing approximately 979 rooms for $270.3 million.

•

On February 8, 2008, we completed the merger among its wholly-owned subsidiary, Inland American Urban Hotels, Inc. and RLJ Urban Lodging Master, LLC and related entities, referred to herein as “RLJ”.  RLJ owned twenty-two full and select service lodging properties, containing an aggregate of 4,059 rooms.  The transaction valued RLJ at $932.2 million, including an acquisition fee to our Business Manager of $22.3 million.

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

Investments in Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans.   The joint ventures that are focused on operating properties continue to generate positive cash flows.  Certain of our development joint ventures are experiencing longer lease-up timelines and could be at rates less than originally projected.  For two of these ventures, we have recorded impairment charges of $62 million, to reflect the delays in the development process that will most likely result in our recovering less than our current book value as well as the impairment of our Feldman investment.  A third investee recorded impairments at the investee level of $50 million, which flows through equity in loss of unconsolidated entities in the amount of $44.8 million (Company’s share) on the Consolidated Statements of Operations and Other Comprehensive Income.  The development joint ventures also have construction loans from third parties that could mature before the completion of the development.  These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners.  Although we have no additional obligation to fund these ventures, our investment could be at risk without the funding of additional capital.

On June 8, 2007, we entered into a venture with Lauth for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  We invested $227 million in exchange for the Class A Participating Preferred Interests which entitles us to a 9.5% preferred dividend.  On January 6, 2009, we were granted a third board seat of five on the Lauth Investment Properties, LLC joint venture.  The Lauth joint venture is composed of office, distribution, retail, healthcare, land and mixed-use projects.  The current economic environment will likely delay or extend the development timelines in many of these projects.

Joint Venture	Description	Investment at December 31, 2008 (000s) (c)		Remaining Commitment (000s)

Primarily Development
LIP Holdings, LLC	Diversified Real Estate Fund	$185,983	$	(a)
L-Street Marketplace, LLC	Retail Center Development	6,171		-
Weber/Inland American Lewisville TC, LP	Retail Center Development	8,016		-
Inland CCC Homewood Hotel, LLC	Lodging Development	4,143		-
Skyport Hotels JV, LLC	Lodging Development	2,105		15,280
		$206,418		$15,280
Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D Assets	$76,258		$10,900
Cobalt Industrial REIT II	Industrial Portfolio	66,217		76,000
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	201,798		(b)
Wakefield Capital, LLC	Senior Housing Portfolio	97,267		-
Other operating joint ventures	Lodging Facilities	26,693		-
		$468,233		$86,900
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real Estate Loan Fund	$67,859		$24,000

Total		$742,510		$126,180

(a) Our obligation to fund the remaining $23.2 million expired on December 31, 2008.

(b) We have the right to contribute $122.5 million for future acquisitions. However, we are not obligated to fund.

(c) Represents our investment balance as reported for GAAP purposes on our balance sheet at December 31, 2008.

Details of our investment in unconsolidated joint ventures for 2008 and 2007 are summarized below.

•

On April 3, 2008, we entered into a joint venture with Weber/Inland American Lewisville TC, LP to develop a retail center with the total cost expected to be approximately $54.6 million.  We contributed $10.2 million to the venture and are entitled to receive a preferred return equal to 11% per annum on the capital contribution, which is paid outside the joint venture.

•

On April 27, 2007, we entered into a joint venture (Stephens) to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement, we are required to invest approximately $90.0 million and are entitled to a preferred dividend equal to 8.5% per annum.

•

On June 29, 2007, we entered into a venture (Cobalt) to invest $149.0 million in shares of common beneficial interest. Our investment gives us the right to a preferred dividend equal to 9% per annum.

•

On February 20, 2008, we and our partner agreed to revise certain terms of the joint venture known as Net Lease Strategic Assets Fund L.P.  Under the revised terms, ten properties have been excluded from the venture’s initial target portfolio.  Consequently, the initial portfolio of properties now consists of forty-three primarily single-tenant net leased assets, referred to herein as the “Initial Properties.” The Initial Properties contain an aggregate of more than six million net rentable square feet.  The venture has completed the acquisition of the Initial Properties and we have contributed approximately $216 million to the venture.

•

On July 9, 2008, we invested $100 million in Wakefield Capital, LLC (“Wakefield”).  In exchange for a Series A Convertible Preferred Membership interest which entitles us to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,311 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

•

On August 2, 2008, we entered into a joint venture with Lex-Win Concord LLC.  The joint venture, known as “Concord Debt Holdings, LLC,” was entered into with the purpose of originating and acquiring real estate securities and real estate related loans.  Under the terms of the joint venture agreement, we had a total contribution commitment of up to $100 million over an eighteen month period to the venture in exchange for preferred membership interests.  We are entitled to earn 10% preferred return on our investment.

Investments in Consolidated Developments

We have entered into certain development projects that are in various stages of pre-development and development.  We fund cash needs for these development activities from our working capital and by borrowings secured by the properties.  Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  These developments encompass the retail and multi-family sectors, as well as a correctional facility.  In addition, we have purchased land and incurred pre-development costs of $89 million for an additional five multi-family projects.  We will most likely not commence construction until construction financing becomes available at appropriate rates and terms, however it is still our intent to develop these projects.

The overall economic difficulties continue to impact the real estate industry and developments in particular.  The current and projected slow-down in consumer spending has negatively impacted the retail environment and is causing many retailers to pull back from new leasing and expansion plans.  While the overall retail sector will be negatively impacted, retail development will be particularly exposed.  Our retail developments could experience longer lease-up timelines and future leasing could be at leasing rates less than originally underwritten.

The properties under development and all amounts set forth below are as of December 31, 2008.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)	Note Payable as of December 31, 2008 ($)	Percentage Pre-Leased as of December 31, 2008 (d)

Oak Park	Dallas, TX	Multi-family	557,504	58,159	100,007	Q2 2011	28,872	0% (e)

Cityville Carlisle	Dallas, TX	Multi-family	211,512	9,544	40,775	Q3 2010	6,377	0% (e)
Stone Creek	San Marcos, TX	Retail	453,535	33,768	65,952	(c)	4,700	55%
Woodbridge	Wylie, TX	Retail	511,282	24,138	65,806	(c)	3,700	43%
Hudson Correctional Facility	Hudson, CO	Correctional Facility	(f)	29,593	100,000	Q4 2009	-	100%
			1,733,833	155,202	372,540		43,649

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

(c)

Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases.  As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates from third quarter 2008 to 2011.  The occupancy presented includes anchor tenants for the project who own their respective square feet.  We are not the managing partner of these developments.

(d)

The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

(e)

Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(f)

We are developing a $100 million correctional facility that is triple-net-leased for 10 years.

Investments in Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities.  During 2008, we invested approximately $228.4 million in the marketable securities of real estate related investments, including REITs and commercial mortgage backed securities.  As of December 31, 2008, we had an unrealized gain of $2.6 million on our marketable securities compared to an unrealized loss of $64.3 million at December 31, 2007.  Subsequent to December 31, 2008, our investment in marketable securities has continued to experience declines.  If our stock positions do not recover we may need to record additional impairments during the year ended 2009.  These impairments are taken on investments where we determine that declines in the stock price of our marketable securities are other-than-temporary.  Other-than-temporary impairments are not necessarily permanent, however any gains will only be realized upon sale.  We view these as long term investments.  A more detailed discussion of our equity price risk is discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Notes Receivable

Our notes receivable balance was $480.8 million and $281.2 million as of December 31, 2008 and December 31, 2007, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on land, shopping centers and hotel properties and guaranteed by the sponsors.  Interest only is due each month at rates ranging from 3.26% to 10.09% per annum.  For the years ended December 31, 2008 and 2007, we recorded interest income from notes receivable of $27.6 million and $18.4 million, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

One of our mortgage note receivable with an outstanding balance of $45 million was placed in default in the third quarter of 2008 and is currently on non-accrual status.  No impairment was recognized because the fair value of the collateral is in excess of the outstanding note receivable balance. We did not recognize any interest income on this note receivable subsequent to June 30, 2008.

A portion of our notes receivable, totaling $216.8 million, is involved with the same sponsor and are secured by vacant land projected to be developed.  If the developments are not completed and leased-up successfully, the sponsors who have guaranteed the loans could present a risk of non-payment on the notes.

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2008 to December 31, 2008 totaling $418.7 million or $.62 per share.  These cash distributions were paid with $384.4 million from our cash flow from operations as well as $34.3 million provided from our financing activities, specifically from borrowings secured by our assets that were not otherwise used to fund property acquisitions for the year ended December 31, 2008.

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share, which equates to a 5% annualized yield on a share purchase of $10.  The distributions paid on February 12, 2009 and March 12, 2009, respectively, were paid at the rate of $0.50 per share on an annualized basis.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through December 31, 2008, we had sold a total of 295,766,881 shares in the follow-on offering and 31,843,240 shares pursuant to the offering of shares through the dividend reinvestment plan.  Our total offering costs for both our initial and follow on-offering as of December 31, 2008 were approximately $800 million.  On April 6, 2009, the Company will terminate the follow-on offering.

Share Repurchase Program

As of December 31, 2008, we had repurchased 12,355,867 shares for $115 million under the share repurchase program.  Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009.

Borrowings

During 2008, we repaid $35.1 million of amounts borrowed against our portfolio of marketable securities.  During the year ended December 31, 2007, we borrowed approximately $25.5 million against our portfolio of marketable securities.  We borrowed approximately $1.6 billion secured by mortgages on our properties and paid approximately $11 million for loan fees to procure these mortgages for the year ended December 31, 2008.  We borrowed approximately $1.6 billion secured by mortgages on our properties and paid approximately $18.6 million for loan fees to procure these mortgages for the year ended December 31, 2007.

We have entered into interest rate lock agreements with lenders to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of December 31, 2008, we had approximately $5.0 million of rate lock deposits outstanding.  The agreements fixed interest rates ranging from 5.63% to 5.67% on approximately $40.2 million in principal.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2008 (dollar amounts are stated in thousands).

	2009	2010	2011	2012	2013	Thereafter
Maturing debt :
Fixed rate debt (mortgage loans)	50,000	183,550	103,335	64,784	543,497	2,092,062
Variable rate debt (mortgage loans)	577,187	301,929	240,643	25,247	223,324	-

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.75	5.05	5.19	5.69	5.69	5.74
Variable rate debt (mortgage loans)	3.60	3.59	3.27	2.94	2.78	-

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $5.9 million, net of accumulated amortization, is outstanding as of December 31, 2008.

We have entered into seven interest rate swap agreements that have converted $379.8 million of our mortgage loans from variable to fixed rates.  The pay rates range from 1.86% to 4.75% with maturity dates from January 29, 2010 to March 27, 2013.

As of December 31, 2008, we had approximately $627 million and $485 million in mortgage debt maturing in 2009 and 2010, respectively. We are currently negotiating refinancing this debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Cash provided by operating activities	$384,365	$263,420	$65,883
Cash used in investing activities	(2,484,825)	(4,873,404)	(1,552,014)
Cash provided by financing activities	2,636,325	4,716,852	1,751,494
Increase in cash and cash equivalents	535,865	106,868	265,363
Cash and cash equivalents, at beginning of period	409,360	302,492	37,129
Cash and cash equivalents, at end of period	$945,225	$409,360	$302,492

Cash provided by operating activities was $384 million, $263 million and $66 million for the years ended December 31, 2008, 2007 and 2006, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the year ended December 31, 2008 was primarily due to the acquisition of 187 properties after December 31, 2007.  The increase in cash flows in 2007 over the year ended December 31, 2006 was primarily due to the 624 properties acquired during the year ended December 31, 2007.

Cash used in investing activities was $2.5 billion, $4.9 billion and $1.6 billion for years ended December 31, 2008, 2007 and 2006, respectively.  During the year ended December 31, 2008, cash was used primarily for purchases of investment properties, the RLJ portfolio and investment securities as well as used for funding of our unconsolidated joint ventures and notes receivable.  We used less cash in our investing activities during the year ended December 31, 2008 than the year ended December 31, 2007 primarily due to the decrease in acquisitions from 624 in 2007 to 187 for the year ended December 31, 2008.

Cash provided by financing activities was $2.6 billion, $4.7 billion and $1.8 billion for the years ended December 31, 2008, 2007 and 2006, respectively.  During the years ended December 31, 2008, 2007 and 2006, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $2.2 billion, $3.4 billion and $1.4 billion, respectively.  We generated approximately $35 million, $25 million and $34 million by borrowing against our portfolio of marketable securities for the years ended December 31, 2008, 2007 and 2006, respectively.  We generated approximately $1.0 billion from borrowings secured by mortgages on our properties and paid approximately $11 million for loan fees to procure these mortgages for the year ended December 31, 2008.  During the years ended December 31, 2007 and 2006, we generated approximately $1.6 billion and $605 million, respectively, from borrowings secured by mortgages on our properties and paid approximately $19 and $13 million, respectively, for loan fees to procure these mortgages.  During the years ended December 31, 2008, 2007 and 2006, we paid approximately $406, $223 and $33 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $139 and $20 million for the years ended December 31, 2008 and 2007.  No mortgage debt was paid off in 2006.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of six months or less, at the date of purchase, to be cash equivalents.  We maintain our cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  In February 2009, we transferred our cash into non-interest bearing accounts to qualify for FDIC insurance for cash balances greater than $250,000.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of December 31, 2008 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$6,209,755	834,974	1,489,231	1,212,443	2,673,107

Ground Lease Payments	$56,361	990	3,016	3,157	49,198

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2008, we would be obligated to pay as much as $37.4 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

As of December 31, 2008, we had outstanding commitments to purchase approximately $1.1 billion of real estate properties through 2009 and fund approximately $126 million into joint ventures.  We intend on funding these acquisitions with cash on hand of approximately $945 million and financing from assuming debt related to some of the acquisitions in the amount above of $745 million.

As of December 31, 2008, we had commitments totaling $142.6 million for various development projects.

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

Joint Venture	Ownership %	Investment at December 31, 2008
Net Lease Strategic Asset Fund L.P.	85%	$201,798

Cobalt Industrial REIT II	24%	66,217

LIP Holdings, LLC	(a)	185,983

D.R. Stephens Institutional Fund, LLC	90%	76,258

New Stanley Associates, LLLP	60%	9,368

Chapel Hill Hotel Associates, LLC	49%	9,079

Marsh Landing Hotel Associates, LLC	49%	4,934

Jacksonville Hotel Associates, LLC	48%	2,322

Inland CCC Homewood Hotel LLC	83%	4,143

Insurance Captive	22%	990

L-Street Marketplace, LLC	20%	6,171

Weber/Inland American Lewisville TC, LP	(b)	8,016

Concord Debt Holdings, LLC	(c)	67,859

Wakefield Capital, LLC	(d)	97,267

Skyport Hotels JV, LLC	(e)	2,105

		$742,510

(a)

We own 5% of the common stock and 100% of the preferred.

(b)

We are entitled to receive a preferred return equal to 11% per annum on the capital contribution.

(c)

We have contributed $76,000 to the venture in exchange for a 10% preferred membership interests in the venture.

(d)

We invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend.

(e)

On July 11, 2008, we entered into a joint venture to develop two hotels with approximately 322 rooms in San Jose, California.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.  All of our other segments are not seasonal in nature.

Subsequent Events

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share, which equates to a 5% annualized yield on a share purchase of $10.

We paid distributions to our stockholders of $.05167 per share totaling $40.8 million in January 2009, $.04167 per share totaling $33.1 million in February 2009 and $.04167 per share totaling $33 million in March 2009.

Effective March 30, 2009, our board of directors has voted to suspend our share repurchase program until further notice, therefore temporarily eliminating stockholders’ ability to have us repurchase their shares and preventing stockholders from liquidating their investment.

Effective April 6, 2009, we have elected to terminate our follow-on offering.

On February 24, 2009, we purchased 35,000 Inland Real Estate Corporation (IRC) convertible bonds for $25 million with a face value of $35 million from an unaffiliated third party.  The bonds are each convertible into 48.2824 shares of IRC common stock, for a total of 1,689,884 potential shares of IRC.

On February 26, 2009, we acquired a pool of commercial mortgage-backed securities (“CMBS”) with a face value of approximately $5 million for $2.2 million.  The securities in this pool of CMBS consist of Class A-MFX bonds, which accrue interest at a coupon rate of 12.1822% per annum and have a weighted average life of seven years.

On January 6, 2009, we were granted a third board seat of five on the LIP Holdings, LLC (Lauth) joint venture.

The mortgage debt financings obtained subsequent to December 31, 2008, are detailed in the table below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
United Healthcare Cypress	1/15/09	22,000	LIBOR + 280 bps	1/13/12
Brazos Ranch	1/21/09	15,246	5.67%	2/1/14
Sanofi-aventis	1/28/09	190,000	5.75%	12/6/15
Fultondale Promenade	2/2/09	16,870	5.6%	2/1/14
Pavilions at La Quinta	2/18/09	23,976	LIBOR + 185 bps	4/28/12
Dothan Pavilion	2/18/09	37,165	LIBOR + 170 bps	12/18/12
Macquarie Pool II	3/25/09	36,730	4.44%-5.05%	5/1/2010-12/08/11

Brazos Ranch:  On January 13, 2009, we purchased the Brazos Ranch Apartments for $27.7 million.  The complex consists of 308 units and is located in Rosenberg, Texas.

Macquarie:  On January 14, 2009 we purchased Pool I of the Macquarie Portfolio for $71.1 million.  The portfolio consists of seven retail assets and encompasses 588,522 square feet.  It was a cash purchase, with no debt assumed.

Sanofi-aventis:  On January 28, 2009, we purchased the Sanofi Portfolio for $230 million.  The portfolio consists of three office buildings that house the Sanofi-aventis corporate headquarters.  It encompasses 736,572 square feet.  Cash was paid in the amount of $42 million (combination of acquisition and earnest money), and debt of $190 million was assumed on the property.  The debt is a non-recourse loan, interest only at a rate of 5.75% for 7 years.  It matures on December 7, 2015.

Alcoa Exchange Phase II:  On January 29, 2009, we closed on the Alcoa Exchange II property located in Benton, Arkansas for $7.3 million.  The property consists of two big tenants, Best Buy and Petco and encompasses 43,750 square feet.

Fultondale Promenade:  On February 2, 2009, we closed on the Fultondale Promenade, a retail center located in Birmingham, Alabama for $30.7 million.  The property is made of 28 tenant sites and consists of 249,554 square feet.  The seller financed $16.9 million of the purchase price at 5.6% over 5 years.

Pavilion at La Quinta:  On February 18, 2009, we closed on the Pavilion at La Quinta, a retail shopping center located in La Quinta, California for $41.2 million.  The property consists of 166,099 square feet.  We assumed a loan of $23.98 million, with an interest rate of LIBOR + 185 basis points, or 2.3% as of the closing date.

Dothan Pavilion:  On February 18, 2009, we closed on the Dothan Pavilion, a retail shopping center located in Dothan, Alabama for $42.6 million.  It consists of 327,534 square feet.  We assumed a loan of $37.2 million at an interest rate of LIBOR + 170 basis points, which was 2.15% as of the closing date.

Macquarie:  Between March 25 and 27, 2009, we purchased Pool II of the Macquarie Portfolio for $61.5 million.  The portfolio consists of five retail assets and consists of 519,074 square feet.  We assumed debt of $36.7 million on three of the four properties, with rates ranging from 4.44% to 5.05%.  Cash was paid for the fifth property.

Cambria Suites, 325 W. 33rd Street NYC:  On January 23, 2009, we extended the note on this property through December 31, 2009.  We adjusted the rate from 8.35% to 9% on the outstanding principal of $16.9 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $14.0 million.  If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $14.0 million.

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

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	50,000	183,550	103,335	64,784	543,497	2,092,062	3,037,228
Variable rate debt (mortgage loans)	577,187	301,929	240,643	25,247	223,324	-	1,368,330

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.75	5.05	5.19	5.69	5.69	5.74	5.68
Variable rate debt (mortgage loans)	3.60	3.59	3.27	2.94	2.78	-	3.40

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $5.9 million, net of accumulated amortization, is outstanding as of December 31, 2008.

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

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. If these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. During 2007, we recognized losses of approximately $1.46 million from these positions.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other than temporary impairments were $246.1 million and $21.7 million for the year ended December 31, 2008 and 2007, respectively. The overall stock market and REIT stocks have declined since mid-2007, including our REIT stock investments, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2009.  If our stock positions do not recover in 2009, we could take additional impairment losses, which could be material to our operations.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2008.  (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	495,807	229,149	206,233	252,064

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2008 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of December 31, 2008 (1)
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	24,425	(1,691)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(3,705)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,925)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,660)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(634)

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of December 31, 2008 (1)
December 12, 2008	January 1, 2009	December 12, 2011	(2)	(2)	20,245	21
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(159)

					379,819	(9,753)

(1) The fair value was determined by a discounted cash flow model based on changes in interest rates.
(2) Interest rate CAP at 4.75%.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the management of Inland American Real Estate Trust, Inc.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois

March 30, 2009

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

Assets	December 31, 2008	December 31, 2007
Assets:
Investment properties:
Land	$1,481,920	$1,162,281
Building and other improvements	6,735,022	5,004,809
Construction in progress	318,440	204,218
Total	8,535,382	6,371,308
Less accumulated depreciation	(406,235)	(160,046)
Net investment properties	8,129,147	6,211,262
Cash and cash equivalents	945,225	409,360
Restricted cash and escrows (Note 2)	72,704	42,161
Investment in marketable securities (Note 5)	229,149	248,065
Investment in unconsolidated entities (Note 1)	742,510	482,876
Accounts and rents receivable (net of allowance of $3,064 and $1,069)	70,212	47,527
Notes receivable (Note 4)	480,774	281,221
Due from related parties (Note 3)	750	1,026
Intangible assets, net (Note 2)	383,509	352,106
Deferred costs, net	45,323	51,869
Other assets (Note 1)	34,585	80,733
Deferred tax asset	2,978	3,552
Total assets	$11,136,866	$8,211,758

Liabilities and Stockholders' Equity

Liabilities:
Mortgages, notes and margins payable (Note 8)	$4,437,997	$3,028,647
Accounts payable and accrued expenses	49,305	58,436
Distributions payable	40,777	28,008
Accrued real estate taxes	31,371	24,636
Advance rent and other liabilities	82,568	60,748
Intangible liabilities, net (Note 2)	43,722	40,556
Other financings (Note 1)	47,762	61,665
Due to related parties (Note 3)	4,607	5,546
Deferred income tax liability	1,470	1,506
Total liabilities	4,739,579	3,309,748

Commitments and contingencies (Note 13)
Minority interests (Note 1)	284,725	287,915
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 794,574,007 and 548,168,989 shares issued and outstanding	795	548
Additional paid in capital (net of offering costs of $800,019 and $557,122, of which $762,612 and $530,522 was paid or accrued to affiliates	7,129,945	4,905,710
Accumulated distributions in excess of net income (loss)	(1,011,757)	(227,885)
Accumulated other comprehensive income (loss)	(6,421)	(64,278)

Total stockholders' equity	6,112,562	4,614,095

Total liabilities and stockholders' equity	$11,136,866	$8,211,758

See accompanying notes to the consolidated financial statements.

 INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Income:
Rental income	$418,282	$280,736	$98,419
Tenant recovery income	70,607	55,192	21,547
Other property income	30,265	16,416	3,236
Lodging income	531,584	126,392	-

Total income	1,050,738	478,736	123,202

Expenses:
General and administrative expenses to related parties	9,651	6,412	4,318
General and administrative expenses to non-related parties	24,436	13,054	3,295
Property and lodging operating expenses to related parties	19,753	14,328	4,850
Property operating expenses to non- related parties	64,861	45,350	16,101
Lodging operating expenses	313,939	75,412	-
Real estate taxes	71,142	39,665	11,840
Depreciation and amortization	320,792	174,163	49,681
Provision for asset impairment	33,809	-	-
Provision for goodwill impairment	11,199	-	-
Business manager management fee	18,500	9,000	2,400

Total expenses	888,082	377,384	92,485

Operating income	$162,656	$101,352	$30,717

Interest and dividend income	81,274	84,288	22,164
Other income (loss)	211	(2,145)	(28)
Interest expense	(231,822)	(108,060)	(31,553)
Gain on extinguishment of debt	7,760	-	-
Equity in earnings (loss) of unconsolidated entities	(46,108)	4,477	1,903
Impairment of investment in unconsolidated entities	(61,993)	(10,084)	-
Realized gain (loss) and impairment on securities, net	(262,105)	(2,466)	4,096

Income (loss) before income taxes and minority interest	$(350,127)	$67,362	$27,299

Income tax expense (Note 10)	(6,124)	(2,093)	(1,393)
Minority interests	(8,927)	(9,347)	(24,010)

Net income (loss) applicable to common shares	$(365,178)	$55,922	$1,896

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Year ended
	December 31, 2008	December 31,2007	December 31, 2006

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(195,194)	(87,214)	24,384
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	262,105	2,466	(4,096)
Unrealized gain (loss) on derivatives	(9,054)	-	-

Comprehensive income (loss)	$(307,321)	$(28,826)	$22,184
Net income (loss) available to common shareholders per common share, basic and diluted (Note 12)	$(0.54)	$.14	$.03
Weighted average number of common shares outstanding, basic and diluted	675,320,438	396,752,280	68,374,630

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2008, 2007 and 2006

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	9,873,834	$10	$86,410	$(1,919)	$182	$84,683

Net income applicable to common shares	-	-	-	1,896	-	1,896
Unrealized gain on investment securities	-	-	-	-	24,384	24,384
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	(4,096)	(4,096)
Distributions declared	-	-	-	(41,178)	-	(41,178)
Proceeds from offering	156,569,365	157	1,562,073	-	-	1,562,230
Offering costs	-		(164,865)	-	-	(164,865)
Proceeds from distribution reinvestment program	2,202,357	2	20,920	-	-	20,922
Shares repurchased	(25,406)	-	(235)	-	-	(235)
Issuance of stock options and discounts on shares issued to affiliates	-	-	200	-	-	200

Balance at December 31, 2006	168,620,150	$169	$1,504,503	$(41,201)	$20,470	$1,483,941

Net income applicable to common shares	-	-	-	55,922	-	55,922
Unrealized loss on investment securities	-	-	-	-	(87,214)	(87,214)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	2,466	2,466
Distributions declared	-	-	-	(242,606)	-	(242,606)
Proceeds from offering	366,968,611	364	3,659,182	-	-	3,659,546
Offering costs	-	-	(379,110)	-	-	(379,110)
Proceeds from distribution reinvestment program	13,869,258	16	131,748	-	-	131,764
Shares repurchased	(1,289,030)	(1)	(11,924)	-	-	(11,925)
Issuance of stock options and discounts on shares issued to affiliates	-	-	1,311	-	-	1,311

Balance at December 31, 2007	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$4,614,095

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2008, 2007 and 2006

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2007	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$4,614,095

Net loss applicable to common shares	-	-	-	(365,178)	-	(365,178)
Unrealized gain (loss) on investment securities	-	-	-	-	(195,194)	(195,194)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	262,105	262,105
Unrealized gain (loss) on derivatives	-	-	-	-	(9,054)	(9,054)
Distributions declared	-	-	-	(418,694)	-	(418,694)
Proceeds from offering	231,961,443	232	2,327,910	-	-	2,328,142
Offering costs	-	-	(242,897)	-	-	(242,897)
Proceeds from distribution reinvestment program	25,485,006	26	242,087	-	-	242,113
Shares repurchased	(11,041,431)	(11)	(102,993)	-	-	(103,004)
Issuance of stock options and discounts on shares issued to affiliates	-	-	128	-	-	128

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$6,112,562

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operations:
Net income (loss) applicable to common shares	$(365,178)	$55,922	$1,896
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by operating activities:
Depreciation	249,195	121,063	36,231
Amortization	71,597	53,100	13,029
Amortization of loan fees	9,730	5,305	546
Amortization on acquired above market leases	2,777	2,558	574
Amortization on acquired below market leases	(5,185)	(2,714)	(977)
Amortization of mortgage discount/premium	1,689	1,356	294
Amortization of note receivable discount	(3,208)	-	-
Amortization of above/below market ground lease	132	-	-
Provision for asset impairment	33,809	-	-
Provision for goodwill impairment	11,199	-	-
Straight-line rental income	(17,457)	(12,764)	(4,588)
Straight-line rental expense	179	75	66
Extinguishment of debt	(7,760)	-	-
Other expense (income)	(211)	80	435
Minority interests	8,927	9,347	24,010
Equity in loss (earnings) of unconsolidated entities	46,108	(4,477)	(778)
Distributions from unconsolidated entities	2,522	7,529	-
Impairment of investment in unconsolidated entities	61,993	10,084	-
Discount on shares issued to affiliates	128	1,311	200
Realized (gain) loss on investments in securities	15,941	(19,280)	(4,096)
Impairment of investments in securities	246,164	21,746	-
Changes in assets and liabilities:
Accounts and rents receivable	542	(17,641)	(8,606)
Accounts payable and other liabilities	4,585	36,592	5,519
Other assets	2,987	(10,392)	(3,518)
Accrued real estate taxes	3,334	(3,484)	6,905
Prepaid rental and recovery income	8,954	7,991	(2,652)
Due to related parties	908	-	-
Deferred income tax liability	(36)	113	1,393

Net cash flows provided by operating activities	384,365	263,420	65,883

Cash flows from investing activities:
Purchase of Winston Hotels	-	(532,022)	-
Purchase of Apple Five	-	(617,175)	-
Purchase of RLJ Hotels	(503,065)	-	-
Purchase of investment securities	(228,411)	(266,950)	(131,470)
Sale of investment securities	47,464	75,115	36,941
Restricted escrows	(41,446)	2,453	12,341
Rental income under master leases	484	576	245
Acquired in-place lease intangibles	(55,301)	(186,112)	(173,261)
Tenant improvement payable	(184)	(2,196)	(2,754)
Purchase of investment properties	(981,183)	(2,423,853)	(1,235,124)
Capital expenditures and tenant improvements	(83,918)	(24,795)	(470)
Acquired above market leases	(490)	(6,898)	(8,663)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Acquired below market leases	2,696	22,270	18,918
Investment in development projects	(137,187)	(196,628)	-
Sale of investment properties	27,659	-	-
Investment in unconsolidated entities	(411,961)	(448,727)	(11,224)
Distributions from unconsolidated entities	41,704
Payment of leasing fees and franchise fees	(3,693)	(3,262)	(91)
Funding of notes receivable	(218,733)	(230,243)	(53,152)
Payoff of notes receivable	22,388	19,326	-
Acquisition of joint venture interest	(10,823)	-	-
Other assets	49,175	(54,283)	(4,250)

Net cash flows used in investing activities	(2,484,825)	(4,873,404)	(1,552,014)

Cash flows from financing activities:
Proceeds from offering	2,328,142	3,659,546	1,562,233
Proceeds from the dividend reinvestment program	242,113	131,764	20,919
Shares repurchased	(103,004)	(11,925)	(235)
Payment of offering costs	(246,777)	(379,418)	(160,089)
Proceeds from mortgage debt and notes payable	1,021,844	1,566,482	604,566
Payoffs of mortgage debt	(138,707)	(20,194)	-
Principal payments of mortgage debt	(3,375)	(929)	(794)
Proceeds (payoff) from margin securities debt	(35,113)	25,529	33,833
Payment of loan fees and deposits	(11,032)	(18,618)	(13,033)
Distributions paid	(405,925)	(222,697)	(33,394)
Distributions paid to minority interests	(12,117)	(11,050)	(29,658)
Due from related parties	276	(938)	363
Due to related parties	-	(700)	(6,258)
Proceeds of issuance of preferred shares and common shares – MB REIT	-	-	40,125
Redemption of preferred shares - MB REIT	-	-	(264,003)
Sponsor advances	-	-	(3,081)

Net cash flows provided by financing activities	2,636,325	4,716,852	1,751,494

Net increase in cash and cash equivalents	535,865	106,868	265,363
Cash and cash equivalents, at beginning of period	409,360	302,492	37,129

Cash and cash equivalents, at end of period	$945,225	$409,360	$302,492

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(1,131,748)	$(2,593,881)	(1,535,356)
Tenant improvement liabilities assumed at acquisition	112	1,212	4,632
Real estate tax liabilities assumed at acquisition	1,308	13,069	529
Security deposit liabilities assumed at acquisition	552	1,331	900
Assumption of mortgage debt at acquisition	147,423	137,210	245,375

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Mortgage discount/premium recorded at acquisition	205	2,128	(3,814)
Asset retirement obligation liability recorded at acquisition	-	-	8,919
Assumption of lender held escrows at acquisition	-	1,175	(4,047)
Other assets recorded at acquisition	-	-	(24)
Other financings	965	13,903	47,762

	(981,183)	(2,423,853)	(1,235,124)

Purchase of Winston Hotels	-	(843,137)	-
Assumption of mortgage debt at acquisition	-	209,952	-
Assumption of minority interest at acquisition	-	1,320	-
Cash assumed at acquisition	-	65,978	-
Net liabilities assumed at acquisition	-	33,865	-

	-	(532,022)	-

Purchase of Apple Five	-	(699,345)	-
Cash assumed at acquisition	-	78,898	-
Net liabilities assumed at acquisition	-	3,272	-

	-	(617,175)	-

Purchase of RLJ Hotels	(932,200)	-	-
Assumption of mortgage debt at acquisition	426,654	-	-
Liabilities assumed at acquisition	2,481	-	-

	(503,065)	-	-

Cash paid for interest, net capitalized interest of $7,032 and $2,488 for 2008 and 2007	$219,419	$99,553	$30,462

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$40,777	$28,008	$8,099

Accrued offering costs payable	$1,201	$5,081	$5,389

Write off of in-place lease intangibles, net	$6,258	$2,136	$411

Write off of building and other improvements	$-	$-	$180

Write off of above market lease intangibles, net	$326	$186	$-

Write off of below market lease intangibles, net	$2,324	$40	$-

Write off of loan fees, net	$51	$39	$-

Write off leasing commissions, net	$36	$-	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada.  The Business Management Agreement (the "Agreement") provides for Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, to be the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 per share available to be distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering  (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 per share and up to 40,000,000 shares at $9.50 per share available to be distributed through the Company’s distribution reinvestment plan.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property, or net worth and federal income and excise taxes on its undistributed income.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Consolidated entities

Minto Builders (Florida), Inc.

On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005.  Pursuant to the terms of the purchase agreement, the Company purchased 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1,172,000 in MB REIT.  MB REIT is not considered a Variable Interest Entity (“VIE”) as defined in FASB Interpretation No. 46R (Revised 2003): “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46(R)”), however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT.  Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as minority interests in the accompanying consolidated financial statements.

A put/call agreement that was entered into by the Company and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain rights to sell its shares of MB REIT stock back to MB REIT.  The agreement is considered a free standing financial instrument and is accounted for pursuant to Statement of Financial Accounting Standard No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("Statement 150") and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (“Statement 133”).  Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  This derivative was not designated as a hedge and the change in fair value is recorded in other income (loss) in the accompanying consolidated statements of operations and other comprehensive income.

Utley Residential Company L.P.

On May 18, 2007, the Company's wholly-owned subsidiary, Inland American Communities Group, Inc. (“Communities”), purchased certain assets of Utley Residential Company L.P. related to the development of conventional and student housing for approximately $23,100, including rights to its existing development projects.  The Company paid $13,100 at closing and $5,000 on June 5, 2008 as a result of Utley presenting $360,000 in developments meeting certain investment criteria.

Consolidated Developments

The Company has ownership interests in three consolidated development joint ventures. Village at Stonebriar, LLC is a retail shopping center development in Plano, Texas, which the Company contributed $20,000 and is entitled to receive a 12% preferred distribution. Stone Creek Crossing, L.P. is a retail shopping center development in San Marcos, Texas, which the Company contributed $25,762 and is entitled to receive an 11% preferred return. Village at Stonebriar, LLC and Stone Creek Crossing, L.P. are considered VIEs  as defined in FIN 46(R), and the Company is considered the primary beneficiary for both joint ventures.  Therefore, these entities are consolidated by the Company and the outside interests are reflected as minority interests in the accompanying consolidated financial statements.

On January 24, 2008, the Company entered into a joint venture, Woodbridge Crossing, L.P., to acquire certain land located in Wylie, Texas and develop a shopping center. As of December 31, 2008, the Company has contributed approximately $19,500 to the venture and is entitled to receive an 11% preferred return. Woodbridge is considered a VIE as defined in FIN 46(R), and the Company is considered the primary beneficiary.  Therefore, this entity is consolidated by the Company and the outside interests are reflected as minority interests in the accompanying consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Other

The Company has ownership interests of 67% in various LLCs which own nine shopping centers.  These entities are considered VIEs as defined in FIN 46(R), and the Company is considered the primary beneficiary of each LLC.  Therefore, these entities are consolidated by the Company.  The LLC agreements contain put/call provisions which grant the right to the outside owners and the Company to require the LLCs to redeem the ownership interests of the outside owners during future periods. These put/call agreements are embedded in each LLC agreement and are accounted for in accordance with EITF 00-04 "Majority Owner's Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary."  Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the LLCs are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the LLC agreements.

Unconsolidated entities

The entities listed below are owned by us and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to us and our joint venture partners in accordance with the respective partnership agreements. Except as otherwise noted below, these joint ventures are not considered Variable Interest Entities as defined in FIN 46(R); however, the Company does have significant influence over, but does not control the ventures.  The Company's partners manage the day-to-day operations of the properties and hold key management positions.  Therefore, these entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected on the consolidated balance sheets and the consolidated statements of operations.  For the year ended December 31, 2008, we recorded a $10,579 impairment on a development joint venture, in addition to the Feldman impairment discussed below.

Joint Venture	Description	Ownership %	Investment at December 31, 2008	Investment at December 31, 2007
Net Lease Strategic Asset Fund L.P. (a)	Diversified portfolio of net lease assets	85%	$201,798	$122,430

Cobalt Industrial REIT II (b)	Industrial portfolio	24%	66,217	51,215

LIP Holdings, LLC (c)	Diversified real estate fund	(c)	185,983	160,375

D.R. Stephens Institutional Fund, LLC (d)	Industrial and R&D assets	90%	76,258	57,974

New Stanley Associates, LLLP (e)	Lodging facility	60%	9,368	9,621

Chapel Hill Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	49%	9,079	10,394

Marsh Landing Hotel Associates, LLC (e)	Hampton Inn lodging facility	49%	4,934	4,802

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Joint Venture	Description	Ownership %	Investment at December 31, 2008	Investment at December 31, 2007
Jacksonville Hotel Associates, LLC (e)	Courtyard by Marriott lodging facility	48%	2,322	2,464

Inland CCC Homewood Hotel LLC (f)	Lodging development	83%	4,143	1,846

Feldman Mall Properties, Inc. (g)	Publicly traded shopping center REIT	(g)	-	53,964

Oak Property & Casualty LLC (h)	Insurance Captive	22%	990	885

L-Street Marketplace, LLC (i)	Retail center development	20%	6,171	6,906

Weber/Inland American Lewisville TC, LP	Retail center development	(j)	8,016	-

Concord Debt Holdings, LLC	Real estate loan fund	(k)	67,859	-

Wakefield Capital, LLC	Senior housing portfolio	(l)	97,267	-

Skyport Hotels JV, LLC	Lodging development	(m)	2,105	-

			$742,510	$482,876

(a)

On December 20, 2007, the Company entered into a venture with Net Lease Strategic Assets Fund L.P. and acquired 43 primarily single-tenant net leased assets from Lexington Realty Trust and its subsidiaries.  We contributed approximately $94,328 and $121,900 in 2008 and 2007, respectively, for a total of $216,228 to the venture for the purchase of these properties.  We are entitled to a 9% preferred dividend on our investment.

(b)

On June 29, 2007, the Company entered into the venture to invest up to $149,000 in shares of common beneficial interest. The Company's investment gives it the right to earn a preferred dividend equal to 9% per annum.

(c)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Under the joint venture agreement, the Company invested $227,000 in exchange for the Class A Participating Preferred Interests which will entitle the Company to a 9.5% preferred dividend.  The Company owns 5% of the common stock and 100% of the preferred.

(d)

On April 27, 2007, the Company entered into the venture to acquire and redevelop or reposition industrial and research and development oriented properties located initially in the San Francisco Bay and Silicon Valley areas.  Under the joint venture agreement the Company is required to invest approximately $90,000 and is entitled to earn a preferred return equal to 8.5% per annum.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

(e)

Through the acquisition of Winston on July 1, 2007, the Company acquired joint venture interests in four hotels.

(f)

On September 20, 2007, the Company entered into a venture agreement for the purpose of developing a 111 room hotel in Homewood, Alabama.

(g)

The Company currently owns 1,283,500 common shares of Feldman Mall Properties, Inc. (“Feldman”) which represent 9.86% of the total outstanding shares at December 31, 2008.  The Company has purchased 2,000,000 shares of series A preferred stock of Feldman Mall Properties, Inc. at a price of $25.00 per share, for a total investment of $50,000.

Under Accounting Principles Board (APB) Opinion No. 18 (“The Equity Method of Accounting for Investments in Common Stock”), the Company evaluates its equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of the Company's investment. The underlying activities of Feldman have continued to report losses and cash-flow deficits that will impact their ability to meet their obligations. In addition, the retail market and its impact to the mall sector significantly deteriorated in the fourth quarter of 2008 and a recovery is not likely in the near term.  Based on the combination of these factors, the Company has concluded that our investment in Feldman has experienced a decline that is believed to be other-than-temporary. Accordingly, the Company has recorded an impairment charge of $46,794 in the fourth quarter of 2008 and a total of $51,419 for the year ended December 31, 2008.  An impairment charge of $10,084 was recorded for the year ended December 31, 2007.  Such impairment charge reduces the carrying value of the investment in Feldman to $0 as of December 31, 2008.

(h)

The Company is a member of a limited liability company formed as an insurance association captive (the "Insurance Captive"), which is owned in equal proportions by the Company and two other related REITs sponsored by the Company's sponsor, Inland Real Estate Corporation and Inland Western Retail Real Estate Trust, Inc. and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services Inc.  The Insurance Captive was formed to initially insure/reimburse the members' deductible obligations for the first $100 of property insurance and $100 of general liability insurance.  The Company entered into the Insurance Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the captive program.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered to be the primary beneficiary.  This investment is accounted for utilizing the equity method of accounting.

(i)

On October 16, 2007, the Company entered into a venture agreement to develop a retail center, known as the L Street Marketplace. The total cost of developing the land is expected to be approximately $57,200.  As of December 31, 2008, we had contributed $7,000 to the venture. Operating proceeds will be distributed 80% to 120-L and 20% to us. The Company also is entitled to receive a preferred return equal to 9.0% of our capital contribution, which is paid outside of the joint venture.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered to be the primary beneficiary.

(j)

On April 3, 2008, the Company entered into a joint venture with Weber/Inland American Lewisville TC, LP to develop a retail center located in Lewisville, Texas.  The Company contributed $10,200 to the venture and is entitled to receive a preferred return equal to 11% per annum on the capital contribution, which is paid outside the joint venture.  This entity is considered to be a VIE as defined in FIN 46(R) and the Company is not considered to be the primary beneficiary.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

(k)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, with the purpose of originating and acquiring real estate securities and real estate related loans.  Under the terms of the joint venture agreement, the Company initially contributed $20,000 to the venture in exchange for preferred membership interests in the venture, with additional contributions, up to $100,000.

(l)

On July 9, 2008, the Company invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,311 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

(m)

On July 11, 2008, the Company entered into a joint venture to develop two hotels with approximately 322 rooms in San Jose, California.

Financial Information of Unconsolidated Entities

The Company's carrying value of its investment in unconsolidated entities differs from its share of the partnership or members equity reported in the combined balance sheet of the unconsolidated entities because the Company's cost of its investment exceeds the historical net book values of the unconsolidated entities. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 30 years.

	December 31,
	2008	2007
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,354,601	$1,438,615
Real estate debt and securities investments	984,158	-
Other assets	481,621	455,879

Total Assets	$3,820,380	$1,894,494

Liabilities and Partners' and Shareholders’ Equity:

Mortgage debt	$2,210,938	$929,232
Other liabilities	129,360	109,147
Partners' and shareholders' equity	1,480,082	856,115

Total Liabilities and Partners' and Shareholders' Equity	$3,820,380	$1,894,494

Our share of historical partners' and shareholders' equity	$724,197	$475,183
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $775 and $394, respectively)	18,313	7,693

Carrying value of investments in unconsolidated entities	$742,510	$482,876

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

	December 31,
	2008	2007	2006

Statements of Operations:
Revenues	$248,406	$115,518	$65,605

Expenses:
Interest expense and loan cost amortization	$82,381	$31,137	$16,435
Depreciation and amortization	85,279	31,684	17,394
Operating expenses, ground rent and general and administrative expenses	89,283	63,657	40,729
Impairments	67,614	-	-

Total expenses	$324,557	$126,478	$74,558

Net income before gain on sale of real estate	$(76,151)	$(10,960)	$(8,953)
Gain on sale of real estate	-	15,866	29,397

Net income (loss)	$(76,151)	$4,906	$20,444

Our share of:
Net income, net of excess basis depreciation of $381, $394 and $0	$(46,108)	$4,477	$1,903
Depreciation and amortization (real estate related)	$53,761	$6,538	$1,697

Feldman is included in the results of 2006 and 2007, but not in the 2008 results, as the value of the Company’s investment was reduced to $0 during the year ended December 31, 2008.

The unconsolidated entities had total third party debt of $2,210,938 at December 31, 2008 that matures as follows:

2009	164,619
2010	370,360
2011	256,732
2012	246,806
2013	43,126
Thereafter	1,129,295

2,210,938

The debt maturities disclosed in the table above are not recourse to the Company and the Company has no obligation to fund.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Significant Acquisitions

RLJ Acquisition

On February 8, 2008, the Company consummated the merger among its wholly-owned subsidiary, Inland American Urban Hotels, Inc., and RLJ Urban Lodging Master, LLC and related entities, referred to herein as "RLJ." RLJ owned twenty-two full and select service lodging properties at the time of the merger. This portfolio includes, among others, four Residence Inn® by Marriott hotels, four Courtyard by Marriott® hotels, four Hilton Garden Inn® hotels and two Embassy Suites® hotels, containing an aggregate of 4,059 rooms.

The transaction valued RLJ at approximately $932,200 which included (i) the purchase of 100% of the outstanding membership interests of RLJ for $466,419; (ii) an acquisition fee paid to the Business Manager of $22,326; (iii) professional fees and other transactional costs of $1,944; (iv) the assumption of $426,654 of mortgages payable; (v) the assumption of $2,481 accounts payable and accrued liabilities; and (vi) interest rate swap breakage and loan fees of $12,376.  The Company also funded $22,723 in working capital and lender escrows.  Goodwill related to the acquisition was $38,170 and was allocated to three of the twenty-two hotels.  Goodwill was tested for impairment under SFAS 142, and an impairment charge of $11,199 was recorded for the year ended December 31, 2008.  At December 31, 2007, the Company had deposited $45,000 in an earnest money deposit that was included in other assets.  The deposit was used to complete the RLJ merger.

The following condensed pro forma financial information is presented as if the acquisition of RLJ had been consummated as of January 1, 2008, for the pro forma year ended December 31, 2008 and January 1, 2007, for the pro forma year ended December 31, 2007. The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2008, for the pro forma year ended December 31, 2008 and January 1, 2007, for the pro forma year ended December 31, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma	Proforma
	Year ended	Year ended
	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)

Total income	$1,066,367	$657,311

Net income (loss)	$(356,883)	$43,045

Net income available to common shareholders per common share	$(.53)	$.11

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments in properties	$888,062

Goodwill	$38,170

Other assets	$5,968

Total assets acquired	$932,200

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Debt	$426,654

Other liabilities	$2,481

Net assets acquired	$503,065

Woodlands Acquisition

On November 21, 2007, the Company acquired the Woodlands Waterway Marriott Hotel in Houston, Texas for approximately $137,000.  As a result of the acquisition, goodwill was recorded in the amount of $7,466.  Per SFAS 142, goodwill was tested for impairment at December 31, 2008.  No impairment was necessary as of December 31, 2008 or 2007.

Apple Acquisition

On October 5, 2007, the Company consummated the merger among its wholly-owned subsidiary, Inland American Orchard Hotels, Inc. ("Acquisition Sub"), and Apple Hospitality Five, Inc., referred to herein as "Apple." Apple, was a public, non-listed real estate investment trust headquartered in Richmond, Virginia, which owned upscale, extended-stay and select-service lodging properties and other limited-service lodging properties.  At the time of the merger Apple owned twenty-seven hotels, including eleven Residence Inn by Marriott hotels, nine Courtyard by Marriott hotels, one SpringHill Suites by Marriott hotel, four Homewood Suites by Hilton hotels and two Hilton Garden Inn hotels. The hotels are located in fourteen states and, in aggregate, consist of 3,439 rooms.

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

The transaction valued Apple at approximately $699,345 which included (i) the purchase of 100% of the outstanding shares of common stock, Units and options for $14.05 per share or approximately $678,000, (ii) an acquisition fee to the Business Manager of $16,940, of which $2,000 was paid in shares of company common stock, (iii) professional fees and other transactional costs of $1,534, and (iv) the assumption of $3,272 of accounts payable and accrued liabilities.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

	Proforma	Proforma
	Year ended	Year ended
	December 31, 2007	December 31, 2006
	(unaudited)	(unaudited)

Total income	$568,060	$233,741

Net income (loss)	$52,090	$(5,841)

Net income (loss) available to common shareholders per common share	$.13	$(.09)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investment properties	$607,907
Cash	78,898
Other assets	12,540

Total assets acquired	$699,345

Other liabilities	3,272

Net assets acquired	$696,073

Winston Acquisition

On July 1, 2007, the Company completed a merger with Winston Hotels, Inc., referred to herein as “Winston,” in which the Company purchased 100% of the outstanding shares of common stock and Series B preferred stock of Winston.  The transaction valued Winston at approximately $841,817, which included (i) the purchase of 100% of the outstanding shares of common stock of Winston  for $15.00 per share or $441,200, (ii) the purchase of the Series B preferred stock of Winston at $25.38 per share in cash, plus the accrued and unpaid dividends for $95,200, (iii) the purchase of 100 units of partnership interest in WINN Limited Partnership, the operating partnership of Winston for $19,500, (iv) an acquisition fee to the Business Manager of $19,793, of which $4,500 was paid in shares of the Company’s common stock, (v) a $20,000 merger termination fee and reimbursement of expenses to Och-Ziff (vi) professional fees and other transactional costs of $2,307, (vii) the assumption of $209,952 of Winston’s outstanding debt and (viii) the assumption of $33,865 of accounts payable and accrued liabilities.

The following condensed pro forma financial information is presented as if the acquisition of Winston had been consummated as of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007 for the pro forma year ended December 31, 2007.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated at the beginning of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007 for the pro forma year ended December 31, 2007, nor does it purport to represent the results of operations for future periods.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

	Proforma	Proforma
	Year ended	Year ended
	December 31,	December 31,
	2007 (1)	2006
	(unaudited)	(unaudited)
Total income	$574,158	$289,085

Net income (loss) (1)	$49,407	$10,022

Net income (loss) available to common shareholders per common share	$.12	$.15

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

December 31, 2008, 2007 and 2006

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

December 31, 2008, 2007 and 2006

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

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentations.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary for a fair presentation of the financial statements have been made.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company assesses the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property; (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and (iii) for costs incurred related to the potential acquisition or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

During the year ended December 31, 2008, the Company determined that one development was impaired and recorded a $20,000 impairment.  Additionally, the Company recorded an impairment charge of $13,809 in relation to the sale of a property.  The impairments are included in provision for asset impairment on the consolidated statements of operations and other comprehensive income.

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

December 31, 2008, 2007 and 2006

of SFAS No. 133 is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes.

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2008 and December 31, 2007 consists of common stock investments that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities,"  when a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.  For the years ended December 31, 2008, 2007 and 2006, the Company recorded $246,164, $21,746 and $0, respectively, in other than temporary impairments.

Notes Receivable

Notes receivable are considered for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect on all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  No provisions for impairment were recorded at December 31, 2008 and December 31, 2007.

Acquisition of Real Estate Properties and Real Estate Businesses

The Company accounts for the acquisition of properties using the Statement of Financial Accounting Standard, No. 141 "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, resulting in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the years ended December 31, 2008, 2007 and 2006. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $2,777, $2,373 and $574 was applied as a reduction to rental income for the years ended December 31, 2008, 2007 and 2006, respectively.  Amortization pertaining to the below market lease costs of $5,185, $2,674 and $977 was applied as an increase to rental income for the years ended December 31, 2008, 2007 and 2006, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

of $68,444, $50,394 and $13,029 for the years ended December 31, 2008, 2007 and 2006, respectively.  The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  As of December 31, 2008, no amount has been allocated to customer relationship value.

Acquisitions of businesses are accounted for using purchase accounting as required by SFAS No. 141. The assets and liabilities of the acquired entities are recorded by the Company using the fair value at the date of the transaction and allocated to tangible and intangible assets acquired and liabilities assumed.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company amortizes identified intangible assets that are determined to have finite lives over the period which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.  Investments in lodging facilities are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties.  The operating results of each of the consolidated acquired hotels are included in our statement of operations from the date acquired.

The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2008 and December 31, 2007.

	Balance as of December 31, 2008	Balance as of December 31 ,2007
Intangible assets:
Acquired in-place lease	$447,740	$402,999
Acquired above market lease	15,687	15,603
Acquired below market ground lease	8,825	-
Advance bookings	5,782	-
Accumulated amortization	(128,962)	(66,496)
Net intangible assets	349,072	352,106
Goodwill	34,437	-

Total intangible assets	$383,509	$352,106

Intangible liabilities:
Acquired below market lease	$44,354	$44,225
Acquired above market ground lease	5,581	-
Other intangible liabilities	258	-
Accumulated amortization	(6,471)	(3,669)

Net intangible liabilities	$43,722	$40,556

The following table presents the amortization during the next five years related to intangible assets and liabilities for properties owned at December 31, 2008.

	2009	2010	2011	2012	2013	Thereafter	Total
Amortization of:
Acquired above
market lease costs	$(2,042)	(1,900)	(1,574)	(995)	(830)	(3,044)	(10,385)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Acquired below
market lease costs	$2,871	2,804	2,711	2,501	2,302	24,878	38,067

Net rental income
Increase	$829	904	1,137	1,506	1,472	21,834	27,682

Acquired in-place lease
Intangibles	$59,422	47,615	42,116	38,713	32,772	105,653	326,291

Advance bookings	$1,927	1,817	51	-	-	-	3,795

Acquired below
market ground lease	$(228)	(228)	(228)	(228)	(228)	(7,461)	(8,601)

Acquired above
market ground lease	$191	191	191	187	140	4,756	5,656

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS 142 “Goodwill and other Intangible Assets” (“SFAS 142”), the Company performs an annual impairment test for goodwill at the reporting unit level. The annual review is performed during the fourth quarter for the reporting units in its lodging segment. Additionally, the Company will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amounts of goodwill may not be fully recoverable.

Generally, we use a net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit also includes an enterprise value that we estimate a third party would be willing to pay for the particular reporting unit. The fair value of the reporting unit is then compared with the corresponding book value, including goodwill, to determine whether there is a potential impairment of the goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our goodwill.

For the year ended December 31, 2008, the Company recorded an impairment charge of $11,199 of its goodwill as a result of the effect of the slowdown in the economy and its impact on the property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $23,518 and $5,228, earnout escrows of $4,406 and $11,020, and lodging furniture, fixtures and equipment reserves of $37,941 and $8,217 as of December 31, 2008 and December 31, 2007, respectively.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Restricted cash and offsetting liability consist of funds received from investors that have not been executed to purchase shares and funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items.

Fair Value of Financial Instruments

The carrying value of the Company’s mortgages payable at December 31, 2008 was $4,405,558 and the estimated fair value was $4,268,709.  As of December 31, 2007, the carrying value of the Company’s mortgages payable was $2,959,480 and the estimated fair value was $2,895,525.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The estimated fair value of the Company’s notes receivable was $478,561 and $280,137 as of December 31, 2008 and December 31, 2007, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  The carrying amount of the Company's other financial instruments, including margins payable, approximate fair value because of the relatively short maturity of these instruments.

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

December 31, 2008, 2007 and 2006

effective January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated financial position, results of operations or cash flows.  All of the Company’s tax years are subject to examination by tax jurisdictions.

 (3)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the years ended December 31, 2008, 2007 and 2006.

		For the years ended
		December 31, 2008	December 31, 2007	December 31, 2006
General and administrative:
General and administrative reimbursement	(b)	7,020	2,812	1,977
Loan servicing	(c)	343	169	55
Affiliate share purchase discounts	(i)	126	1,311	200
Investment advisor fee	(h)	2,162	2,120	2,086
Total general and administrative to related parties		9,651	6,412	4,318

Property management fees	(g)	20,553	15,128	4,850
Business manager fee	(e)	18,500	9,000	2,400
Acquisition reimbursements capitalized	(b)	1,370	2,536	1,639
Acquisition fees	(f)	22,326	37,060	0
Loan placement fees	(d)	1,798	2,739	2,191
Offering costs	(a)	232,090	371,165	149,937

(a)

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts.  A total of $693 and $3,856 was unpaid as of December 31, 2008 and December 31, 2007, respectively, and is included in the offering costs described above.

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties, in addition to costs that were capitalized pertaining to property acquisitions.  A total of $2,401 and $1,350 remained unpaid as of December 31, 2008 and December 31, 2007, respectively.

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

(e)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these  purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the years ended December 31, 2008, 2007 and 2006, average invested assets were $8,445,009, $4,587,822 and $1,479,278 and operating expenses, as defined, were $45,860, $24,553 and $8,545 or .54%, .54% and .58%, respectively, of average invested assets.  The Company incurred fees of $18,500, $9,000 and $2,400 for the years ended December 31, 2008, 2007 and 2006, respectively, of which none remained unpaid as of December 31, 2008 and December 31, 2007, respectively.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $18,500, $9,000 and $2,400 paid for the years ended December 31, 2008, 2007 and 2006.

(f)

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  The Company incurred fees of $22,326, $37,060 and $0 for the years ended December 31, 2008, 2007 and 2006, of which $0 remained unpaid as of December 31, 2008 and December 31, 2007.

(g)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Of the $20,553 paid for the year ended December 31, 2008, $800 was capitalized for certain services provided by the leasing department and is included in deferred costs, net on the consolidated balance sheet.  Of the $14,328 and $4,850 paid for the years ended December 31, 2007 and 2006, $800 and $0 was capitalized, respectively.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.

(h)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $2,162, $2,120 and $2,086 during the years ended December 31, 2008, 2007 and 2006, respectively, of which $197 and $340 remained unpaid as of December 31, 2008 and December 31, 2007, respectively.  Such costs are included in general and administrative expenses to related parties on the Consolidated Statement of Operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

(i)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 142,396, 2,078,364 and 310,075 shares to related parties and recognized an expense related to these discounts of $126, $1,311 and $200 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had deposited $25,151 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

 (4)  Notes Receivable

The Company's notes receivable balance was $480,774 and $281,221 as of December 31, 2008 and December 31, 2007, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition.  The notes are secured by mortgages on vacant land, shopping centers and hotel properties and are guaranteed by the owners.  Interest only is due each month at rates ranging from 3.26% to 10.09% per annum.  For the years ended December 31, 2008, 2007 and 2006, the Company recorded interest income from notes receivable of $27,614, $18,423 and $1,323, respectively, which is included in the interest and dividend income on the consolidated statement of operations.

One of the Company’s mortgage note receivable with an outstanding balance of $45,000 was placed in default in the third quarter of 2008 and is currently on non-accrual status.  No impairment was recognized because the fair value of the collateral is in excess of the outstanding note receivable balance. The Company did not recognize any interest income on this note receivable subsequent to June 30, 2008.

 (5)  Investment in Marketable Securities

Investment in securities of $229,149 at December 31, 2008 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized.  Of the investment securities held on December 31, 2008, the Company has accumulated other comprehensive gain of $2,633 which includes gross unrealized losses of $727.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $8,119 as of December 31, 2008.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the years ended December 31, 2008, 2007 and 2006, the Company realized gains (losses) of $(15,941), $19,280 and $4,096, respectively, on the sale of shares. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the year ended December 31, 2008, the Company recorded a write-down of $246,164 compared to $21,746 for the year ended December 31, 2007 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statement of operations.  The Company’s securities and the overall REIT market experienced significant declines in the third and fourth quarters of 2008, which increased the duration and magnitude of the Company’s unrealized losses.  The overall challenges in the economic environment, including near term prospects of the Company’s securities makes a recovery period difficult to project.  Although the Company has the ability to hold these securities until potential recovery, the Company believes certain of the losses for these securities are other than temporary.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Dividend income is recognized when earned. During the years ended December 31, 2008, 2007 and 2006, dividend income of $30,943, $22,742 and $6,309, respectively, was recognized and is included in interest and dividend income on the consolidated statement of operations.

The Company has purchased a portion of its investment securities through a margin account. As of December 31, 2008 and 2007, the Company has recorded a payable of $38,346 and $73,459, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At December 31, 2008, this rate was 1.777%. Interest expense in the amount of $3,776, $5,479 and $2,395 was recognized in interest expense on the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the years ended December 31, 2008, 2007 and 2006, the Company issued 3,000, 5,500 and 17,500 options to its independent directors.  As of December 31, 2008, 2007 and 2006, there were a total of 26,000, 23,000 and 17,500 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.47 on the date of the grant using the Black Scholes option-pricing model.  During the years ended December 31, 2008, 2007 and 2006, the Company recorded $2, $4 and $4 of expense related to stock options.

 (7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The amount of such payments received for the years ended December 31, 2008, 2007 and 2006 was $484, $576 and $245, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding multi-family and lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2009	403,048
2010	392,168
2011	372,920
2012	346,997
Thereafter	2,239,084
Total	$3,754,217

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

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

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties which expire in various years from 2020 to 2084.  Ground lease rent is recorded on a straight-line basis over the term of each lease.  For the years ended December 31, 2008, 2007 and 2006, ground lease rent was $1,729, $926 and $245, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2009	990
2010	998
2011	1,002
2012	1,016
Thereafter	52,355
Total	$56,361

(8) Mortgages, Notes and Margins Payable

During the year ended December 31, 2008, the following debt transactions occurred:

Balance at December 31, 2007	$3,028,647
Mortgage and note payable additions	1,021,844
Financings assumed through acquisitions	574,077
Margin payable payoffs, net	(35,113)
Payoff of mortgage debt	(146,467)
Scheduled principal amortization payments	(3,375)
Mortgage premium and discounts, net	(1,616)
Balance at December 31, 2008	4,437,997

Mortgage loans outstanding as of December 31, 2008 were $4,405,558 and had a weighted average interest rate of 4.97%.  As of December 31, 2008, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through April 2037.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

	As of December 31, 2008	Weighted average interest rate

2009	$627,187	3.85%
2010	$485,479	4.14%
2011	$343,978	3.85%
2012	$90,031	4.92%
2013	$766,821	4.84%
Thereafter	$2,092,062	5.74%

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of December 31, 2008, the Company was in compliance with such covenants.  In 2009, the Company will be required to pay down $3.6 million of debt related to certain loans which the debt service ratios were below a specified threshold.

During the year ended December 31, 2007, based on language related to material adverse change in the market contained in certain of our blind rate lock agreements, lenders did not honor outstanding rate lock agreements we had with them on future unidentified property acquisitions.  Due to these circumstances, the Company expensed approximately $5,000 dollars in rate lock deposits and breakage fees.  These costs are included in interest expense in the consolidated statement of operations for the year ended December 31, 2007.  During the year ended December 31, 2008, the Company had $4,525 of rate lock deposits terminate, which was recorded in interest expense in the consolidated statement of operations.

The Company has purchased a portion of its securities through margin accounts.  As of December 31, 2008, the Company has recorded a payable of $38,346 for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 50 basis points.  At December 31, 2008, this rate was equal to 1.777%.

(9) Derivatives

As of December 31, 2008, in connection with seven mortgages payable that have variable interest rates, the Company has entered into interest rate swap or cap agreements, with a notional value of $379,819, that converted the variable-rate debt to fixed-rate debt.  The interest rate swaps and cap were considered effective as of December 31, 2008.  The fair value of our swaps decreased $9,054 during the year ended December 31, 2008 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes interest rate swap and cap contracts outstanding as of December 31, 2008:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of December 31, 2008 (1)

November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	24,425	(1,691)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(3,705)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,925)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,660)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(634)
December 12, 2008	January 1, 2009	December 12, 2011	(2)	(2)	20,245	21
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(159)

					379,819	(9,753)

(1) The fair value was determined by a discounted cash flow model based on changes in interest rates.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

(2) Interest rate cap at 4.75%.

In December 2007, the Company had entered into interest rate swap agreements, with a notional value of $305,593, that converted the variable-rate debt to fixed. The interest rate swaps were not considered effective as of December 31, 2007 and we recorded a loss and related liability of $1,464 for the year ended December 31, 2007.  Such loss is included in interest expense on the consolidated statement of operations and the liability is included in other liabilities on the consolidated balance sheet.  The Company designated these two swaps for hedge accounting in 2008 and recorded $242 of ineffectiveness during the year ended December 31, 2008.  This amount is included in interest expense on the consolidated statement of operations.

 (10) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

In 2007, we formed the following wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing: Barclay Holdings, Inc., Inland American Holding TRS, Inc., and Inland American Communities Third Party, Inc.  In 2008, the Company formed Inland American Lodging Garden Grove Harbor TRS, LLC in connection with an addition to the lodging portfolio.  Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes.  As such, the Company’s taxable REIT subsidiaries are required to pay income taxes at the applicable rates.

Taxable REIT Subsidiaries

The components of income tax expense of the Company’s taxable REIT subsidiaries for the year ended December 31:

	2008			2007
	Federal	State	Total	Federal	State	Total
Current	$3,216	$306	$3,522	$409	$113	$522
Deferred	601	58	659	404	40	444

Total income tax expense	$3,817	$364	$4,181	$813	$153	$966

The actual income tax expense of the Company’s taxable REIT subsidiaries for the year ended December 31, 2008 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

Computed "expected" income tax expense	$3,941
State income taxes, net Federal income tax effect	240
$4,181

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The components of the deferred tax assets relating to the Company’s taxable REIT subsidiaries at December 31, were as follows:

	2008	2007
Net operating loss - Barclay Holding, Inc.	$4,429	$4,689
Net operating loss - Inland American Holding TRS, Inc.	-	115
Lease acquisition costs - Barclay Holding, Inc.	2,511	3,138
Depreciation expense – Barclay Holding, Inc.	313	-

Total deferred tax assets	7,253	7,942

Less: Valuation allowance	(4,275)	(4,390)

Net realizable deferred tax asset	$2,978	$3,552

The Company estimated its tax expense relating to the taxable REIT subsidiaries using a combined federal and state rate of 38%. As of the year ended 2008 the Company’s taxable REIT subsidiaries had a deferred tax asset of $2,978, primarily due to past years’ tax net operating losses. These federal net operating loss carryforwards amounting to $2,795, $7,725, and $1,355 will expire in 2023, 2024 and 2025, respectively, if not utilized by then.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income, and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including future reversals of existing taxable temporary differences,  projected future taxable income and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $7,984 prior to the expiration of the federal net operating loss carryforwards. Taxable income for the year ended December 31, 2008 was $9,458. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $4,275 at December 31, 2008. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Texas Margin Tax

In 2006, the State of Texas enacted new tax legislation.  This legislation restructures the state business tax in Texas by replacing the taxable capital and earned surplus components of the current franchise tax with a new “margin tax,” which for financial reporting purposes is considered an income tax.  As such, the Company has recorded income tax expense of $1,433, $810 and $1,393 for the years ended December 31, 2008, 2007 and 2006, respectively and has recorded a net deferred tax liability related to temporary differences of $1,385 and $1,506 for the years ended December 31, 2008 and 2007, respectively.

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Current	$1,554	$697	$-
Deferred	(121)	113	1,393

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Total income tax expense	$1,433	$810	$1,393

The temporary differences that give rise to the net deferred tax liability at December 31, 2008 and 2007 consist of the following:

	2008	2007

Gain on sales of real estate, net of depreciation effect	$1,408	1,396
Straight-line rents	7	8
Others	(30)	102

Total cumulative temporary differences	$1,385	1,506

The Company has estimated its deferred income tax expense tax using the effective Texas margin tax rate of 1%.

Other Income Taxes

The Company is also subject to certain state and local taxes. Income tax expense for the year ended December 31, 2008 and 2007 was $510 and $317. No taxes were required for 2006.

Distributions

For federal income tax purposes, distributions may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof.  Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary income.  Distributions in excess of these earnings and profits will constitute a non-taxable return of capital rather than a dividend and will reduce the recipient’s basis in the shares.

A summary of the average taxable nature of the Company's common distributions for each of the years in the three year period ended December 31, 2008 is as follows:

	2008	2007	2006
Ordinary income	$0.32	$0.33	$0.28
Capital gains	-	0.06	-
Return of capital	0.30	0.22	0.27

Total distributions per share	$0.62	$0.61	$0.55

(11)  Segment Reporting

The Company has five business segments: Office, Retail, Industrial, Lodging and Multi-family.  The Chief Operating Decision Maker evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense or interest and other investment income from corporate investments.  The non-segmented assets include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Concentration of credit risk with respect to accounts receivable is limited due to the large number of tenants comprising the Company's rental revenue.  SunTrust Banks, Inc. accounted for 12%, 0% and 0% and AT&T, Inc., accounted for 11%, 16% and 25% of consolidated rental revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  This concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants.  In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The following table summarizes net property operations income by segment for the year ended December 31, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$398,417	$104,900	$196,060	$66,887	$-	$30,570
Straight-line rents	17,457	5,259	6,986	5,015	-	197
Amortization of acquired above and below market leases, net	2,408	(749)	3,545	(388)	-	-
Total rentals	$418,282	$109,410	$206,591	$71,514	$-	$30,767

Tenant recoveries	70,607	25,442	41,982	3,178	-	5
Other income	30,265	7,325	4,751	15,714	-	2,475
Lodging operating income	531,584	-	-	-	531,584	-
Total revenues	$1,050,738	$142,177	$253,324	$90,406	$531,584	$33,247

Total operating expenses	469,695	41,959	65,722	7,095	337,888	17,031

Net property operations	$581,043	$100,218	$187,602	$83,311	$193,696	$16,216

Depreciation and amortization	$(320,792)
Business manager management fee	$(18,500)
General and administrative	$(34,087)
Interest and dividend income	$81,274
Interest expense	$(231,822)
Income tax expense	$(6,124)
Other income	$211
Realized loss and impairment on securities, net	$(262,105)
Provision for asset impairment	$(33,809)
Provision for goodwill impairment	$(11,199)
Gain on extinguishment of debt	$7,760
Equity in loss of unconsolidated entities	$(46,108)
Impairment of investment in unconsolidated entities	$(61,993)
Minority interests	$(8,927)

Net loss applicable to common shares	$(365,178)

Balance Sheet Data:
Real estate assets, net	$8,094,625	$1,393,385	$2,845,127	$863,411	$2,474,017	$518,685
Capital expenditures	109,841	13,728	4,102	527	91,455	29
Non-segmented assets	2,932,400
Total assets	$11,136,866

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The following table summarizes net property operations income by segment for the year ended December 31, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$267,816	$93,965	$116,557	$43,789	$-	$13,505
Straight-line rents	12,765	5,513	3,670	3,582	-	-
Amortization of acquired above and below market leases, net	155	(714)	1,201	(332)	-	-
Total rentals	$280,736	$98,764	$121,428	$47,039	$-	$13,505

Tenant recoveries	55,192	22,743	30,103	2,346	-	-
Other income	16,416	7,066	3,128	4,801	-	1,421
Lodging operating income	126,392	-	-	-	126,392	-
Total revenues	$478,736	$128,573	$154,659	$54,186	$126,392	$14,926

Total operating expenses	174,755	37,336	44,708	5,017	80,628	7,066

Net property operations	$303,981	$91,237	$109,951	$49,169	$45,764	$7,860

Depreciation and amortization	$(174,163)
Business manager management fee	$(9,000)
General and administrative	$(19,466)
Interest and dividend income	$84,288
Interest expense	$(108,060)
Income tax expense	$(2,093)
Other income (loss)	$(4,611)
Equity in earnings (loss) of unconsolidated entities	$4,477
Impairment of investment in unconsolidated entities	(10,084)
Minority interests	$(9,347)

Net income applicable to common shares	$55,922

Balance Sheet Data:
Real estate assets, net	$6,334,356	$1,261,394	$2,525,967	$810,587	$1,529,722	$206,686
Capital expenditures	24,794	3,150	2,133	28	19,457	26
Non-segmented assets	1,852,608
Total assets	$8,211,758

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

The following table summarizes net property operations income by segment for the year ended December 31, 2006.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$93,428	$40,261	$48,670	$2,822	$-	$1,675
Straight-line rents	4,588	2,347	1,936	305	-	-
Amortization of acquired above and below market leases, net	403	(245)	664	(16)	-	-
Total rentals	$98,419	$42,363	$51,270	$3,111	$-	$1,675

Tenant recoveries	21,547	7,359	13,894	294	-	-
Other income	3,236	1,870	1,248	2	-	116
Lodging operating income	-	-	-	-	-	-
Total revenues	$123,202	$51,592	$66,412	$3,407	$-	$1,791

Total operating expenses	32,791	12,271	19,381	396	-	743

Net property operations	$90,411	$39,321	$47,031	$3,011	$-	$1,048

Depreciation and amortization	$(49,681)
Business manager management fee	$(2,400)
General and administrative	$(7,613)
Interest and dividend income	$22,164
Interest expense	$(31,553)
Income tax expense	$(1,393)
Other income	$4,068
Equity in earnings of unconsolidated entities	$1,903
Minority interests	$(24,010)

Net income applicable to common shares	$1,896

Balance Sheet Data:
Real estate assets, net	$2,420,640	$1,086,020	$1,031,416	$285,397	$-	$17,807
Capital expenditures	470	332	138	-	-	-
Non-segmented assets	618,927
Total assets	$3,040,037

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

 (12)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As a result of the net loss for the years ended December 31, 2008, the diluted weighted average shares outstanding do not give effect to potential common shares as to do so would be anti-dilutive because of a net loss or immaterial because of the immaterial number of potential common shares.

The basic and diluted weighted average number of common shares outstanding was 675,320,438, 396,752,280 and 68,374,630 for the years ended December 31, 2008, 2007 and 2006.

(13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $37,382 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of December 31, 2008, the Company has approximately $5,020 of rate lock deposits outstanding.  The agreement locked interest rates at 5.63% to 5.67% on approximately $40,246  in principal.

As of December 31, 2008, the Company had outstanding commitments to fund approximately $126,180 into joint ventures.  The Company intends on funding these commitments with cash on hand of $945,225 and anticipated capital raised through its second offering.

Additionally, as of December 31, 2008, the Company has commitments totaling $142,625 for various development projects.

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment.  As of December 31, 2008, the Company has estimated its commitments related to this reserve to be $47,271.

Contemporaneous with the Company’s merger with Winston Hotels, Inc., its wholly owned subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” WINN Limited Partnership, or “WINN,” and Crockett Capital Corporation, or “Crockett,” memorialized in a development memorandum their intentions to subsequently negotiate and enter into a series of contracts to develop certain hotel properties, including without limitation a Westin Hotel in Durham, North Carolina, a Hampton Inn & Suites/Aloft Hotel in Raleigh, North Carolina, an Aloft Hotel in Chapel Hill, North Carolina and an Aloft Hotel in Cary, North Carolina (collectively referred to herein as the “development hotels”).

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

December 31, 2008, 2007 and 2006

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

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland intends to file answers and affirmative defenses to the amended complaint as well as counterclaims against the Plaintiff.

 (14) Fair Value Disclosures

The Company has estimated the fair value of its financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

At December 31, 2008 and 2007, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.  At December 31, 2008 and 2007, the fair value of our marketable securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1).  To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2).  The fair value of our commercial mortgage backed securities that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows.  The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2008
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$206,534	-	-
Commercial mortgage backed securities	-	$-	22,615
Total assets	$206,534	$-	22,615

Put/call agreement in MB REIT	-	-	$3,000
Derivative interest rate instruments	-	9,753	-
Total liabilities	-	9,753	$3,000

(15)  New Accounting Pronouncements

On November 24, 2008, the FASB ratified EITF 08-6, “Equity-Method Investment Accounting”.  The consensus addresses issues that arise when considering APB Opinion 18 “The Equity Method of Accounting for Investments in Common Stock”, including share transactions that affect control, transaction costs in the initial valuation of the investment and impairment of the equity-method investment.  The consensus is effective prospectively for fiscal years beginning on or after December 15, 2008, consistent with the effective dates of SFAS 141(R) and SFAS160.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect the Company’s financial position, financial performance, and cash flows and requires enhanced disclosures about the Company’s derivatives and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company anticipates it will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The Statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (Revised) “Business Combinations.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

Also in December 2007, the FASB issued Statement No. 141 (Revised) "Business Combinations.” This Statement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

“full fair value.” SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. Transaction costs related to the acquisition of a business that were previously capitalized will be expensed under SFAS 141(R).

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

 (16)  Subsequent Events

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share, which equates to a 5% annualized yield on a share purchase of $10.

The Company paid distributions to our stockholders totaling $40,777, $33,091 and $33,025 in January, February and March 2009.

Effective March 30, 2009, our board of directors has voted to suspend our share repurchase program until further notice, therefore temporarily eliminating stockholders’ ability to have us repurchase their shares and preventing stockholders from liquidating their investment.

Effective April 6, 2009, we have elected to terminate our follow-on offering.

On February 24, 2009, the Company purchased 35,000 Inland Real Estate Corporation (IRC) convertible bonds for $24,959 with a face value of $35,000 from an unaffiliated third party.  The bonds are each convertible into 48.2824 shares of IRC common stock, for a total of 1,689,884 potential shares of IRC.

On February 26, 2009, the Company acquired a pool of commercial mortgage-backed securities (“CMBS”) with a face value of approximately $5,000 for $2,200.  The securities in this pool of CMBS consist of Class A-MFX bonds, which accrue interest at a coupon rate of 12.1822% per annum and have a weighted average life of seven years.

On January 6, 2009, the Company was granted a third board seat of five on the LIP Holdings, LLC (Lauth) joint venture.

The mortgage debt financings obtained subsequent to December 31, 2008, are detailed in the table below.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
United Healthcare Cypress	1/15/09	22,000	LIBOR + 280 bps	1/13/12
Brazos Ranch	1/21/09	15,246	5.67%	2/1/14
Sanofi-aventis	1/28/09	190,000	5.75%	12/6/15
Fultondale Promenade	2/2/09	16,870	5.6%	2/1/14
Pavilions at La Quinta	2/18/09	23,976	LIBOR + 185 bps	4/28/12
Dothan Pavilion	2/18/09	37,165	LIBOR + 170 bps	12/18/12
Macquarie Pool II	3/25/09	36,730	4.44%-5.05%	5/1/2010-12/08/11

Brazos Ranch:  On January 13, 2009, the Company purchased the Brazos Ranch Apartments for approximately $27,700.  The complex consists of 308 units and is located in Rosenberg, Texas.

Macquarie:  On January 14, 2009, the Company purchased Pool I of the Macquarie Portfolio for approximately $71,100.  The portfolio consists of seven retail assets and encompasses 588,522 square feet.  It was a cash purchase, with no debt assumed.

Sanofi-aventis:  On January 28, 2009, the Company purchased the Sanofi Portfolio for approximately $230,000.  The portfolio consists of three office buildings that house the Sanofi-aventis corporate headquarters.  It encompasses 736,572 square feet.  Cash was paid in the amount of approximately $42,000 (combination of acquisition and earnest money), and debt of approximately $190,000 was assumed on the property.  The debt is a non-recourse loan, interest only at a rate of 5.75% for 7 years.  It matures on December 7, 2015.

Alcoa Exchange Phase II:  On January 29, 2009, the Company closed on the Alcoa Exchange II property located in Benton, Arkansas for approximately $7,300.  The property consists of two big tenants, Best Buy and Petco and encompasses 43,750 square feet.

Fultondale Promenade:  On February 2, 2009, the Company closed on the Fultondale Promenade, a retail center located in Birmingham, Alabama for approximately $30,700.  The property is made of 28 tenant sites and consists of 249,554 square feet.  The seller financed approximately $16,900 of the purchase price at 5.6% over 5 years.

Pavilion at La Quinta:  On February 18, 2009, the Company closed on the Pavilion at La Quinta, a retail shopping center located in La Quinta, California for approximately $41,200.  The property consists of 166,099 square feet.  The Company assumed a loan of $23,980, with an interest rate of LIBOR + 185 basis points, or 2.3% as of the closing date.

Dothan Pavilion:  On February 18, 2009, the Company closed on the Dothan Pavilion, a retail shopping center located in Dothan, Alabama for approximately $42,600.  It consists of  327,534 square feet.  The Company assumed a loan of approximately $37,200 at an interest rate of LIBOR + 170 basis points, which was 2.15% as of the closing date.

Macquarie:  On March 25 and 27, 2009, the Company purchased Pool II of the Macquarie Portfolio for approximately $61,500.  The portfolio consists of five retail assets and consists of 519,074 square feet.  The Company assumed debt of approximately $36,700 on three of the four properties, with rates ranging from 4.44% to 5.05%.  Cash was paid for the fifth property.

Cambria Suites, 325 W. 33rd Street NYC:  On January 23, 2009, the Company extended the note on this property through December 31, 2009.  The Company adjusted the rate from 8.35% to 9% on the outstanding principal of approximately $16,900.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2008, 2007 and 2006

(17) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2008 and 2007.

	2008
	Dec. 31	Sept. 30	June 30	March 31

Total income	$280,285	263,237	271,694	235,522

Net income (loss)	(327,446)	(14,572)	(34,217)	11,057

Net income (loss), per common share, basic and diluted	(.42)	(.02)	(.05)	.02

Weighted average number of common shares outstanding, basic and diluted	775,350,274	703,516,765	637,875,067	575,543,596

	2007
	Dec. 31	Sept. 30	June 30	March 31

Total income	$187,371	141,604	86,030	63,731

Net income (loss)	3,809	16,971	23,053	12,089

Net income (loss), per common share, basic and diluted	.01	.04	.06	.06

Weighted average number of common shares outstanding, basic and diluted	524,257,618	473,803,752	379,010,064	205,589,116

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET	7,712	3,500	9,241	-	3,500	9,241	12,741	565	2007
Plano, TX
24 HOUR FITNESS - 249 & JONES	-	2,650	7,079	-	2,650	7,079	9,729	843	2005
Houston, TX
24 HOUR FITNESS -THE WOODLANDS	-	1,540	11,287	-	1,540	11,287	12,827	1,284	2005
Woodlands, TX
6101 RICHMOND AVENUE	-	1,700	1,264	-	1,700	1,264	2,964	151	2005
Houston, TX
95th and CICERO	8,949	4,500	9,910	-	4,500	9,910	14,410	111	2008
Oak Lawn, IL
ALCOA EXCHANGE	12,810	4,900	15,577	-	4,900	15,577	20,477	326	2008
Bryant, AR
ANTOINE TOWN CENTER	-	1,645	7,343	58	1,645	7,401	9,046	807	2005
Houston, TX
ASHFORD PLAZA	-	900	2,440	167	900	2,607	3,507	299	2005
Houston, TX
ATASCOCITA SHOPPING CENTER	-	1,550	7,994	42	1,550	8,036	9,586	911	2005
Humble, TX
BAY COLONY	-	3,190	30,828	5,340	3,190	36,168	39,358	3,433	2005
League City, TX
BELLERIVE PLAZA	6,092	2,400	7,749	56	2,400	7,805	10,205	477	2007
Nicholasville, KY
BI-LO - GREENVILLE	4,286	1,400	5,503	-	1,400	5,503	6,903	497	2006
Greenville, SC
BLACKHAWK TOWN CENTER	-	1,645	19,982	-	1,645	19,982	21,627	2,213	2005
Houston, TX
BRANDON CENTRE SOUTH	16,133	5,720	19,500	74	5,720	19,574	25,294	1,197	2007
Brandon, FL
BROOKS CORNER	14,276	10,600	13,648	2,532	10,600	16,180	26,780	1,410	2006
San Antonio, TX
BUCKHORN PLAZA	9,025	1,651	11,770	709	1,651	12,479	14,130	1,036	2006
Bloomsburg, PA
CANFIELD PLAZA	7,575	2,250	10,339	406	2,250	10,745	12,995	1,069	2006
Canfield, OH
CARVER CREEK	-	650	560	728	650	1,287	1,937	124	2005
Dallas, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CHESAPEAKE COMMONS	8,950	2,669	10,839	-	2,669	10,839	13,508	695	2007
Chesapeake, VA
CHILI'S - HUNTING BAYOU	-	400	-	-	400	-	400	-	2005
Jacinto City, TX
CINEMARK - JACINTO CITY	-	1,160	10,540	-	1,160	10,540	11,700	1,218	2005
Jacinto City, TX
CINEMARK - WEBSTER	-	1,830	12,094	-	1,830	12,094	13,924	1,365	2005
Webster, TX
CINEMARK 12 - SILVERLAKE	-	1,310	7,496	-	1,310	7,496	8,806	825	2005
Pearland, TX
CITIZENS (CFG) CONNECTICUT	678	525	737	(2)	525	735	1,260	43	2007
Hamden, CT
CITIZENS (CFG) CONNECTICUT	1,095	450	1,191	(4)	450	1,187	1,637	69	2007
Colchester, CT
CITIZENS (CFG) CONNECTICUT	2,018	480	2,194	(7)	480	2,187	2,667	127	2007
Deep River, CT
CITIZENS (CFG) CONNECTICUT	1,142	430	1,242	(4)	430	1,238	1,668	72	2007
East Lyme, CT
CITIZENS (CFG) CONNECTICUT	2,435	111	2,648	(9)	111	2,640	2,751	153	2007
Montville, CT
CITIZENS (CFG) CONNECTICUT	1,123	450	1,221	(4)	450	1,217	1,667	71	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	1,150	420	1,251	(4)	420	1,247	1,667	72	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	808	490	879	(3)	490	876	1,366	51	2007
East Hampton, CT
CITIZENS (CFG) DELAWARE	653	525	353	(4)	525	349	874	20	2007
Lewes, DE
CITIZENS (CFG) DELAWARE	467	275	252	(3)	275	250	525	15	2007
Wilmington, DE
CITIZENS (CFG) DELAWARE	393	485	212	(2)	485	210	695	12	2007
Wilmington, DE
CITIZENS (CFG) ILLINOIS	3,260	1,870	2,414	(6)	1,870	2,408	4,278	140	2007
Orland Hills, IL
CITIZENS (CFG) ILLINOIS	361	450	267	(1)	450	267	717	15	2007
Calumet City, IL
CITIZENS (CFG) ILLINOIS	179	815	133	-	815	132	947	8	2007
Chicago, IL
CITIZENS (CFG) ILLINOIS	512	575	379	(1)	575	378	953	22	2007
Villa Park, IL
CITIZENS (CFG) ILLINOIS	786	725	582	(1)	725	580	1,305	34	2007
Westchester, IL
CITIZENS (CFG) ILLINOIS	1,443	375	1,069	(2)	375	1,066	1,441	62	2007
Olympia Fields, IL
CITIZENS (CFG) ILLINOIS	1,221	290	904	(2)	290	902	1,192	52	2007
Chicago Heights, IL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) MELLON BANK BLD	2,205	725	2,255	27	725	2,283	3,008	131	2007
Georgetown, DE
CITIZENS (CFG) MICHIGAN	640	500	174	-	500	174	674	10	2007
Farmington, MI
CITIZENS (CFG) MICHIGAN	803	1,100	219	-	1,100	219	1,319	13	2007
Troy, MI
CITIZENS (CFG) NEW HAMPSHIRE	2,407	1,050	2,121	-	1,050	2,121	3,171	123	2007
Keene, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,270	554	1,119	-	554	1,119	1,673	65	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,420	618	1,251	-	618	1,251	1,869	73	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,472	641	1,297	-	641	1,297	1,938	75	2007
Salem, NH
CITIZENS (CFG) NEW HAMPSHIRE	17,744	9,620	15,633	-	9,620	15,633	25,253	906	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	319	172	281	-	172	281	453	16	2007
Hinsdale, NH
CITIZENS (CFG) NEW HAMPSHIRE	284	111	250	-	111	250	361	15	2007
Ossipee, NH
CITIZENS (CFG) NEW HAMPSHIRE	294	176	259	-	176	259	435	15	2007
Pelham, NH
CITIZENS (CFG) NEW JERSEY	821	500	466	-	500	466	966	27	2007
Haddon Heights, NJ
CITIZENS (CFG) NEW JERSEY	824	850	468	-	850	468	1,318	27	2007
Marlton, NJ
CITIZENS (CFG) NEW YORK	1,156	70	1,342	-	70	1,342	1,412	78	2007
Plattsburgh, NY
CITIZENS (CFG) OHIO	2,333	400	1,736	-	400	1,736	2,136	101	2007
Fairlawn, OH
CITIZENS (CFG) OHIO	565	450	420	-	450	420	870	24	2007
Bedford, OH
CITIZENS (CFG) OHIO	641	625	477	-	625	477	1,102	28	2007
Parma, OH
CITIZENS (CFG) OHIO	678	900	505	-	900	505	1,405	29	2007
Parma, OH
CITIZENS (CFG) OHIO	683	750	508	-	750	508	1,258	29	2007
Parma Heights, OH
CITIZENS (CFG) OHIO	1,178	850	876	-	850	876	1,726	51	2007
South Russell, OH
CITIZENS (CFG) PENNSYLVANIA	689	50	771	-	50	771	821	45	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	1,013	85	1,134	-	85	1,133	1,218	66	2007
Ashley, PA
CITIZENS (CFG) PENNSYLVANIA	1,022	675	1,144	-	675	1,144	1,819	66	2007
Brodheadsville, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	1,282	75	1,434	-	75	1,434	1,509	83	2007
Butler, PA
CITIZENS (CFG) PENNSYLVANIA	1,269	1,150	1,420	-	1,150	1,419	2,569	82	2007
Camp Hill, PA
CITIZENS (CFG) PENNSYLVANIA	1,199	500	1,342	-	500	1,342	1,842	78	2007
Camp Hill, PA
CITIZENS (CFG) PENNSYLVANIA	1,636	125	1,830	-	125	1,830	1,955	106	2007
Carnegie, PA
CITIZENS (CFG) PENNSYLVANIA	1,390	40	1,555	-	40	1,555	1,595	90	2007
Charlerol, PA
CITIZENS (CFG) PENNSYLVANIA	1,275	325	1,427	-	325	1,427	1,752	83	2007
Dallas, PA
CITIZENS (CFG) PENNSYLVANIA	860	150	962	-	150	962	1,112	56	2007
Dallastown, PA
CITIZENS (CFG) PENNSYLVANIA	1,303	260	1,458	-	260	1,458	1,718	85	2007
Dillsburg, PA
CITIZENS (CFG) PENNSYLVANIA	1,479	485	1,655	-	485	1,655	2,140	96	2007
Drexel Hill, PA
CITIZENS (CFG) PENNSYLVANIA	988	50	1,106	-	50	1,106	1,156	64	2007
Ford City, PA
CITIZENS (CFG) PENNSYLVANIA	1,544	385	1,727	-	385	1,727	2,112	100	2007
Glenside, PA
CITIZENS (CFG) PENNSYLVANIA	813	125	909	-	125	909	1,034	53	2007
Greensburg, PA
CITIZENS (CFG) PENNSYLVANIA	975	300	1,092	-	300	1,091	1,391	63	2007
Highspire, PA
CITIZENS (CFG) PENNSYLVANIA	902	100	1,009	-	100	1,009	1,109	59	2007
Homestead, PA
CITIZENS (CFG) PENNSYLVANIA	1,516	300	1,697	-	300	1,696	1,996	98	2007
Kingston, PA
CITIZENS (CFG) PENNSYLVANIA	1,240	50	1,388	-	50	1,388	1,438	80	2007
Kittanning, PA
CITIZENS (CFG) PENNSYLVANIA	1,625	330	1,819	-	330	1,819	2,149	106	2007
Matamoras, PA
CITIZENS (CFG) PENNSYLVANIA	1,034	100	1,157	-	100	1,157	1,257	67	2007
McKees Rocks, PA
CITIZENS (CFG) PENNSYLVANIA	2,619	250	2,931	-	250	2,931	3,181	170	2007
Mechanicsburg, PA
CITIZENS (CFG) PENNSYLVANIA	465	40	521	-	40	520	560	30	2007
Mercer, PA
CITIZENS (CFG) PENNSYLVANIA	1,450	275	1,623	-	275	1,623	1,898	94	2007
Milford, PA
CITIZENS (CFG) PENNSYLVANIA	1,105	600	1,237	-	600	1,237	1,837	72	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	942	245	1,054	-	245	1,054	1,299	61	2007
Philadelphia, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	1,200	700	1,342	-	700	1,342	2,042	78	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,011	75	1,131	-	75	1,131	1,206	66	2007
Pitcairn, PA
CITIZENS (CFG) PENNSYLVANIA	3,278	75	3,668	(1)	75	3,668	3,743	213	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,849	100	2,069	-	100	2,069	2,169	120	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,811	900	3,146	(1)	900	3,145	4,045	182	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	922	150	1,032	-	150	1,032	1,182	60	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,969	75	3,322	(1)	75	3,322	3,397	193	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,414	75	1,583	-	75	1,582	1,657	92	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,364	50	1,527	-	50	1,527	1,577	89	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,024	165	2,265	-	165	2,265	2,430	131	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	1,194	120	1,336	-	120	1,336	1,456	78	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	1,116	650	1,249	-	650	1,249	1,899	72	2007
Souderton, PA
CITIZENS (CFG) PENNSYLVANIA	1,494	400	1,672	-	400	1,671	2,071	97	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	1,094	730	1,225	-	730	1,224	1,954	71	2007
Tannersville, PA
CITIZENS (CFG) PENNSYLVANIA	1,123	150	1,257	-	150	1,257	1,407	73	2007
Turtle Creek, PA
CITIZENS (CFG) PENNSYLVANIA	821	50	919	-	50	919	969	53	2007
Tyrone, PA
CITIZENS (CFG) PENNSYLVANIA	1,152	530	1,289	-	530	1,289	1,819	75	2007
Upper Darby, PA
CITIZENS (CFG) PENNSYLVANIA	861	115	964	-	115	964	1,079	56	2007
West Chester, PA
CITIZENS (CFG) PENNSYLVANIA	2,481	125	2,776	-	125	2,776	2,901	161	2007
West Hazelson, PA
CITIZENS (CFG) PENNSYLVANIA	2,695	400	3,016	-	400	3,015	3,415	175	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	597	150	668	-	150	668	818	39	2007
Aliquippa, PA
CITIZENS (CFG) PENNSYLVANIA	680	750	761	-	750	761	1,511	44	2007
Allison Park, PA
CITIZENS (CFG) PENNSYLVANIA	512	100	573	-	100	573	673	33	2007
Altoona, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	451	350	504	-	350	504	854	29	2007
Beaver Falls, PA
CITIZENS (CFG) PENNSYLVANIA	506	350	567	-	350	567	917	33	2007
Carlisle, PA
CITIZENS (CFG) PENNSYLVANIA	431	100	483	-	100	483	583	28	2007
Cranberry, PA
CITIZENS (CFG) PENNSYLVANIA	545	275	610	-	275	610	885	35	2007
Erie, PA
CITIZENS (CFG) PENNSYLVANIA	343	90	383	-	90	383	473	22	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	547	40	612	-	40	612	652	35	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	604	625	676	-	625	676	1,301	39	2007
Harrisburg, PA
CITIZENS (CFG) PENNSYLVANIA	699	690	782	-	690	782	1,472	45	2007
Haertown, PA
CITIZENS (CFG) PENNSYLVANIA	655	50	733	-	50	733	783	42	2007
Hollidaysburg, PA
CITIZENS (CFG) PENNSYLVANIA	526	420	589	-	420	589	1,009	34	2007
Kutztown, PA
CITIZENS (CFG) PENNSYLVANIA	548	650	614	-	650	614	1,264	36	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	599	500	671	-	500	671	1,171	39	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	481	200	538	-	200	538	738	31	2007
Latrobe, PA
CITIZENS (CFG) PENNSYLVANIA	493	175	552	-	175	552	727	32	2007
Lititz, PA
CITIZENS (CFG) PENNSYLVANIA	575	225	644	-	225	644	869	37	2007
Lower Burrell, PA
CITIZENS (CFG) PENNSYLVANIA	484	210	542	-	210	542	752	31	2007
Mountain Top, PA
CITIZENS (CFG) PENNSYLVANIA	246	125	275	-	125	275	400	16	2007
Munhall, PA
CITIZENS (CFG) PENNSYLVANIA	615	500	688	-	500	688	1,188	40	2007
New Stanton, PA
CITIZENS (CFG) PENNSYLVANIA	863	225	966	-	225	966	1,191	56	2007
Oakmont, PA
CITIZENS (CFG) PENNSYLVANIA	479	50	536	-	50	536	586	31	2007
Oil City, PA
CITIZENS (CFG) PENNSYLVANIA	609	225	682	-	225	682	907	40	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,540	500	1,723	-	500	1,723	2,223	100	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,292	300	1,446	-	300	1,446	1,746	84	2007
Pittsburgh, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	1,002	275	1,121	-	275	1,121	1,396	65	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	836	250	936	-	250	936	1,186	54	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	714	75	799	-	75	799	874	46	2007
Saxonburg, PA
CITIZENS (CFG) PENNSYLVANIA	373	225	417	-	225	417	642	24	2007
Shippensburg, PA
CITIZENS (CFG) PENNSYLVANIA	215	200	241	-	200	241	441	14	2007
Slovan, PA
CITIZENS (CFG) PENNSYLVANIA	478	325	535	-	325	535	860	31	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	581	245	650	-	245	650	895	38	2007
Temple, PA
CITIZENS (CFG) PENNSYLVANIA	578	300	647	-	300	647	947	38	2007
Verona, PA
CITIZENS (CFG) PENNSYLVANIA	971	1,250	1,086	-	1,250	1,086	2,336	63	2007
Warrendale, PA
CITIZENS (CFG) PENNSYLVANIA	589	390	659	-	390	659	1,049	38	2007
West Grove, PA
CITIZENS (CFG) PENNSYLVANIA	578	600	647	-	600	646	1,246	38	2007
Wexford, PA
CITIZENS (CFG) PENNSYLVANIA	865	225	968	-	225	968	1,193	56	2007
Wilkes-Barre, PA
CITIZENS (CFG) PENNSYLVANIA	628	700	703	-	700	703	1,403	41	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	1,950	250	2,182	-	250	2,181	2,431	127	2007
Mount Lebanon, PA
CITIZENS (CFG) RHODE ISLAND	1,006	438	1,095	(2)	438	1,093	1,531	63	2007
Coventry, RI
CITIZENS (CFG) RHODE ISLAND	1,476	643	1,607	(3)	643	1,604	2,247	93	2007
Cranston, RI
CITIZENS (CFG) RHODE ISLAND	1,236	538	1,346	(3)	538	1,343	1,881	78	2007
Johnston, RI
CITIZENS (CFG) RHODE ISLAND	1,818	821	1,980	(4)	821	1,976	2,797	115	2007
North Providence, RI
CITIZENS (CFG) RHODE ISLAND	1,072	600	1,168	(2)	600	1,166	1,766	68	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	1,338	666	1,457	(3)	666	1,455	2,120	84	2007
Wakefield, RI
CITIZENS (CFG) RHODE ISLAND	3,506	1,278	3,817	(7)	1,278	3,810	5,088	221	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	14,561	2,254	15,856	(30)	2,254	15,826	18,080	918	2007
Warwick, RI
CITIZENS (CFG) RHODE ISLAND	586	375	639	(1)	375	637	1,012	37	2007
East Greenwich, RI

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) RHODE ISLAND	719	472	783	(1)	472	781	1,253	45	2007
North Providence, RI
CITIZENS (CFG) RHODE ISLAND	647	366	705	(1)	366	703	1,069	41	2007
Rumford, RI
CITIZENS (CFG) RHODE ISLAND	603	353	657	(1)	353	655	1,009	38	2007
Warren, RI
CITIZENS (CFG) VERMONT	1,013	1,270	153	-	1,270	153	1,423	9	2007
Middlebury, VT
CITIZENS (CFG) MASSACHUSETTS	1,210	400	1,002	(1)	400	1,001	1,401	58	2007
Ludlow, MA
CITIZENS (CFG) MASSACHUSETTS	2,175	1,263	1,802	(2)	1,263	1,800	3,062	104	2007
Malden, MA
CITIZENS (CFG) MASSACHUSETTS	976	607	809	(1)	607	808	1,415	47	2007
Malden, MA
CITIZENS (CFG) MASSACHUSETTS	1,518	952	1,258	(2)	952	1,256	2,208	73	2007
Medford, MA
CITIZENS (CFG) MASSACHUSETTS	2,760	1,431	2,287	(3)	1,431	2,284	3,714	132	2007
Milton, MA
CITIZENS (CFG) MASSACHUSETTS	1,719	998	1,424	(2)	998	1,422	2,419	82	2007
Randolph, MA
CITIZENS (CFG) MASSACHUSETTS	1,421	743	1,177	(1)	743	1,176	1,918	68	2007
South Dennis, MA
CITIZENS (CFG) MASSACHUSETTS	1,034	310	856	(1)	310	855	1,165	50	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	1,309	1,050	1,085	(1)	1,050	1,083	2,133	63	2007
Woburn, MA
CITIZENS (CFG) MASSACHUSETTS	512	300	424	(1)	300	424	724	25	2007
Dorchester, MA
CITIZENS (CFG) MASSACHUSETTS	668	440	553	(1)	440	553	993	32	2007
Needham, MA
CITIZENS (CFG) MASSACHUSETTS	640	450	530	(1)	450	530	980	31	2007
New Bedford, MA
CITIZENS (CFG) MASSACHUSETTS	725	595	601	(1)	595	600	1,194	35	2007
Somerville, MA
CITIZENS (CFG) MASSACHUSETTS	293	300	243	-	300	242	542	14	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	859	621	712	(1)	621	711	1,332	41	2007
Tewksbury, MA
CITIZENS (CFG) MASSACHUSETTS	636	552	527	(1)	552	526	1,078	31	2007
Watertown, MA
CITIZENS (CFG) MASSACHUSETTS	482	350	399	-	350	399	749	23	2007
Wilbraham, MA
CITIZENS (CFG) MASSACHUSETTS	994	541	824	(1)	541	823	1,364	48	2007
Winthrop, MA
CITIZENS (CFG) MASSACHUSETTS	995	379	824	(1)	379	823	1,202	48	2007
Dedham, MA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) MASSACHUSETTS	1,246	542	1,032	(1)	542	1,031	1,573	60	2007
Hanover, MA
CROSS TIMBERS COURT	8,193	3,300	9,939	20	3,300	9,960	13,260	611	2007
Flower Mound, TX
CROSSROADS AT CHESAPEAKE SQUARE	11,210	3,970	13,732	-	3,970	13,732	17,702	881	2007
Chesapeake, VA
CUSTER CREEK VILLAGE	10,149	4,750	12,245	15	4,750	12,259	17,009	749	2007
Richardson, TX
CYFAIR TOWN CENTER	-	1,800	13,093	-	1,800	13,093	14,893	1,104	2006
Cypress, TX
CYPRESS TOWN CENTER	-	1,850	11,630	-	1,850	11,630	13,480	1,273	2005
Houston, TX
DONELSON PLAZA	2,315	1,000	3,147	-	1,000	3,147	4,147	202	2007
Nashville, TN
EAST GATE	6,800	2,000	10,305	-	2,000	10,305	12,305	657	2007
Aiken, SC
ELDRIDGE LAKES TOWN CENTER	-	1,400	14,048	-	1,400	14,048	15,448	1,189	2006
Houston, TX
ELDRIDGE TOWN CENTER	-	3,200	16,663	-	3,200	16,663	19,863	1,935	2005
Houston, TX
FABYAN RANDALL PLAZA	13,405	2,400	22,198	(129)	2,400	22,069	24,469	1,931	2006
Batavia, IL
FLOWER MOUND CROSSING	8,342	4,500	9,049	-	4,500	9,049	13,549	579	2007
Flower Mound, TX
FOREST PLAZA	2,197	3,400	14,550	76	3,400	14,626	18,026	668	2007
Fond du Lac, WI
FRIENDSWOOD SHOPPING CENTER	-	1,550	10,887	1,276	1,550	12,163	13,713	1,314	2005
Friendswood, TX
FURY'S FERRY	6,381	1,600	9,783	49	1,600	9,832	11,432	626	2007
Augusta, GA
GLENDALE HEIGHTS I, II, III	4,705	2,220	6,399	94	2,220	6,493	8,713	523	2006
Glendale Heights, IL
GRAVOIS DILLON PLAZA	12,630	7,300	-	15,476	7,300	15,476	22,776	900	2007
High Ridge, MO
HERITAGE HEIGHTS	10,719	4,600	13,502	-	4,600	13,502	18,102	826	2007
Grapevine, TX
HIGHLAND PLAZA	-	2,450	15,642	-	2,450	15,642	18,092	1,687	2005
Katy, TX
HUNTER'S GLEN CROSSING	9,790	4,800	11,719	-	4,800	11,719	16,519	716	2007
Plano, TX
HUNTING BAYOU	-	2,400	16,265	741	2,400	17,006	19,406	1,736	2006
Jacinto City, TX
JOE'S CRAB SHACK-HUNTING BAYOU	-	540	-	-	540	-	540	-	2005
Jacinto City, TX
JOSEY OAKS CROSSING	9,346	2,620	13,989	5	2,620	13,993	16,613	855	2007
Carrollton, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LAKEPORT COMMONS	-	7,800	39,984	605	7,800	40,589	48,389	1,759	2007
Sioux City, IA
LAKEWOOD SHOPPING CENTER	11,715	4,115	20,646	(1)	4,115	20,646	24,761	2,207	2006
Margate, FL
LAKEWOOD SHOPPING CTR PHASE II	-	6,340	6,996	(39)	6,340	6,957	13,297	403	2007
Margate, FL
LEGACY CROSSING	10,890	4,280	13,896	33	4,280	13,929	18,209	842	2007
Marion, OH
LEXINGTON ROAD	5,454	1,980	7,105	-	1,980	7,105	9,085	564	2006
Athens, GA
LINCOLN MALL	33,835	11,000	50,395	418	11,000	50,812	61,812	4,567	2006
Lincoln, RI
LINCOLN VILLAGE	22,035	13,600	25,053	134	13,600	25,187	38,787	2,008	2006
Chicago, IL
LORD SALISBURY CENTER	12,600	11,000	9,567	-	11,000	9,567	20,567	525	2007
Salisbury, MD
MARKET AT MORSE / HAMILTON	7,893	4,490	8,734	9	4,490	8,742	13,232	627	2007
Columbus, OH
MARKET AT WESTLAKE	4,803	1,200	6,274	-	1,200	6,274	7,474	385	2007
Westlake Hills, TX
MCKINNEY TC OUTLOTS	-	6,260	12	-	6,260	12	6,272	0	2007
McKinney, TX
MIDDLEBURG CROSSING	6,432	2,760	7,145	-	2,760	7,145	9,905	376	2007
Middleburg, FL
MONADNOCK MARKETPLACE	26,785	7,000	39,008	-	7,000	39,008	46,008	4,095	2006
Keene, NH
NEW FOREST CROSSING II	3,438	1,490	3,922	421	1,490	4,342	5,832	302	2006
Houston, TX
NEWTOWN ROAD	968	905	877	-	905	877	1,782	67	2006
Virginia Beach, VA
NORTHWEST MARKETPLACE	19,965	2,910	30,340	(16)	2,910	30,325	33,235	1,681	2007
Houston, TX
NTB ELDRIDGE	-	960	-	-	960	-	960	-	2005
Houston, TX
PARADISE SHOPS OF LARGO	7,325	4,640	7,483	(27)	4,640	7,456	12,096	869	2005
Largo, FL
PARK WEST PLAZA	7,532	4,250	8,186	-	4,250	8,186	12,436	523	2007
Grapevine, TX
PARKWAY CENTRE NORTH	13,892	4,680	16,046	1,798	4,680	17,844	22,524	1,153	2007
Grove City, OH
PARKWAY CENTRE NORTH OUTLOT B	2,198	900	2,590	-	900	2,590	3,490	168	2007
Grove City, OH
PAVILLIONS AT HARTMAN HERITAGE	23,450	9,700	28,849	1,833	9,700	30,682	40,382	1,706	2007
Independence, MO
PENN PARK	31,000	6,260	29,424	(73)	6,260	29,351	35,611	1,353	2007
Oklahoma City, OK

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PINEHURST SHOPPING CENTER	-	625	2,157	241	625	2,398	3,023	270	2005
Humble, TX
PIONEER PLAZA	2,250	373	3,099	-	373	3,099	3,472	199	2007
Mesquite, TX
PLAZA AT EAGLE'S LANDING	5,310	1,580	7,002	1	1,580	7,003	8,583	531	2006
Stockbridge, GA
POPLIN PLACE	25,194	6,100	27,790	-	6,100	27,790	33,890	324	2008
Monroe, NC
RIVERSTONE SHOPPING CENTER	21,000	12,000	26,395	(26)	12,000	26,368	38,368	1,451	2007
Missouri City, TX
RIVERVIEW VILLAGE	10,121	6,000	9,649	-	6,000	9,649	15,649	591	2007
Arlington, TX
SARATOGA TOWN CENTER	-	1,500	12,971	12	1,500	12,982	14,482	1,419	2005
Corpus Christi, TX
SCOFIELD CROSSING	8,435	8,100	4,992	-	8,100	4,992	13,092	320	2007
Austin, TX
SHAKOPEE SHOPPING CENTER	8,800	6,900	8,583	-	6,900	8,583	15,483	865	2006
Shakopee, MN
SHALLOTTE COMMONS	6,078	1,650	9,028	40	1,650	9,068	10,718	502	2007
Shallotte, NC
SHERMAN PLAZA	30,275	9,655	30,982	8,343	9,655	39,324	48,979	2,503	2006
Evanston, IL
SHERMAN TOWN CENTER	36,895	4,850	49,273	-	4,850	49,273	54,123	4,026	2006
Sherman, TX
SHILOH SQUARE	3,238	1,025	3,946	-	1,025	3,946	4,971	241	2007
Garland, TX
SIEGEN PLAZA	16,638	9,340	20,251	-	9,340	20,251	29,591	123	2008
East Baton Rouge, LA
SPRING TOWN CENTER	-	3,150	12,433	33	3,150	12,466	15,616	1,102	2006
Spring, TX
SPRING TOWN CENTER III	-	1,320	3,070	866	1,320	3,936	5,256	198	2007
Spring, TX
STABLES TOWN CENTER I and II	-	4,650	19,006	2,314	4,650	21,320	25,970	2,038	2005
Spring, TX
STATE STREET MARKET	10,450	3,950	14,184	279	3,950	14,464	18,414	1,107	2006
Rockford, IL
STOP & SHOP - SICKLERVILLE	8,535	2,200	11,559	-	2,200	11,559	13,759	1,045	2006
Sicklerville, NJ
STOP N SHOP - BRISTOL	8,368	1,700	11,830	-	1,700	11,830	13,530	1,070	2006
Bristol, RI
STOP N SHOP - CUMBERLAND	11,531	2,400	16,196	-	2,400	16,196	18,596	1,464	2006
Cumberland, RI
STOP N SHOP - FRAMINGHAM	9,269	6,500	8,517	-	6,500	8,517	15,017	770	2006
Framingham, MA
STOP N SHOP - HYDE PARK	8,100	2,000	12,274	-	2,000	12,274	14,274	1,263	2006
Hyde Park, NY

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
STOP N SHOP - MALDEN	12,753	6,700	13,828	-	6,700	13,828	20,528	1,250	2006
Malden, MA
STOP N SHOP - SOUTHINGTON	11,145	4,000	13,938	-	4,000	13,938	17,938	1,260	2006
Southington, CT
STOP N SHOP - SWAMPSCOTT	11,066	4,200	13,613	-	4,200	13,613	17,813	1,231	2006
Swampscott, MA
STREETS OF CRANBERRY	24,425	4,300	20,215	7,075	4,300	27,291	31,591	938	2007
Cranberry Township, PA
STREETS OF INDIAN LAKES	40,800	8,825	48,679	-	8,825	48,679	57,504	149	2008
Hendersonville, TN
SUNCREEK VILLAGE	2,683	900	3,155	-	900	3,155	4,055	203	2007
Plano, TX
SUNTRUST BANK I AL	1,344	675	1,018	(1)	675	1,017	1,692	40	2007
Muscle Shoals, AL
SUNTRUST BANK I AL	593	633	449	-	633	449	1,082	18	2007
Killen, AL
SUNTRUST BANK I DC	1,779	500	2,082	(1)	500	2,081	2,581	83	2007
Brightwood, DC
SUNTRUST BANK I FL	1,150	1,200	603	-	1,200	603	1,803	24	2007
Panama City, FL
SUNTRUST BANK I FL	1,499	1,400	786	-	1,400	786	2,186	31	2007
Orlando, FL
SUNTRUST BANK I FL	1,182	1,276	620	-	1,275	620	1,895	25	2007
Apopka, FL
SUNTRUST BANK I FL	1,114	1,285	584	-	1,285	584	1,869	23	2007
Bayonet Point, FL
SUNTRUST BANK I FL	1,677	800	879	-	800	879	1,679	35	2007
West Palm Beach, FL
SUNTRUST BANK I FL	1,298	600	681	-	600	681	1,281	27	2007
Daytona Beach, FL
SUNTRUST BANK I FL	1,018	900	534	-	900	534	1,434	21	2007
Sarasota, FL
SUNTRUST BANK I FL	810	759	425	-	759	425	1,184	17	2007
Dade City, FL
SUNTRUST BANK I FL	684	725	359	-	725	359	1,084	14	2007
Pensacola, FL
SUNTRUST BANK I FL	2,177	1,100	1,142	-	1,100	1,142	2,242	45	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	1,779	1,700	933	-	1,700	933	2,633	37	2007
Clearwater, FL
SUNTRUST BANK I FL	1,146	1,218	601	-	1,218	601	1,819	24	2007
Daytona Beach, FL
SUNTRUST BANK I FL	1,104	950	579	-	950	579	1,529	23	2007
Deltona, FL
SUNTRUST BANK I FL	1,619	1,900	849	-	1,900	849	2,749	34	2007
Boca Raton, FL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL	1,528	900	802	-	900	801	1,701	32	2007
Clearwater, FL
SUNTRUST BANK I FL	1,094	1,476	574	-	1,476	574	2,049	23	2007
Ocala, FL
SUNTRUST BANK I FL	1,018	1,100	534	-	1,100	534	1,634	21	2007
Palm Coast, FL
SUNTRUST BANK I FL	663	650	348	-	650	348	998	14	2007
Tampa, FL
SUNTRUST BANK I FL	1,357	1,400	712	-	1,400	712	2,111	28	2007
Fort Meade, FL
SUNTRUST BANK I FL	612	575	321	-	575	321	896	13	2007
Fruitland Park, FL
SUNTRUST BANK I FL	971	953	509	-	953	509	1,462	20	2007
Ocala, FL
SUNTRUST BANK I FL	1,469	950	771	-	950	771	1,721	31	2007
Ormond Beach, FL
SUNTRUST BANK I FL	1,023	1,100	537	-	1,100	537	1,637	21	2007
Gainesville, FL
SUNTRUST BANK I FL	698	625	366	-	625	366	991	15	2007
Lakeland, FL
SUNTRUST BANK I FL	1,222	950	641	-	950	641	1,591	25	2007
Hobe Sound, FL
SUNTRUST BANK I FL	599	600	314	-	600	314	914	12	2007
Mulberry, FL
SUNTRUST BANK I FL	1,055	1,060	553	-	1,060	553	1,613	22	2007
Indian Harbour Beach, FL
SUNTRUST BANK I FL	1,363	500	715	-	500	715	1,215	28	2007
Inverness, FL
SUNTRUST BANK I FL	2,711	2,100	1,422	-	2,100	1,422	3,522	56	2007
Lake Mary, FL
SUNTRUST BANK I FL	1,252	910	656	-	910	656	1,566	26	2007
Melbourne, FL
SUNTRUST BANK I FL	1,000	1,000	525	-	1,000	524	1,524	21	2007
St. Petersburg, FL
SUNTRUST BANK I FL	903	1,100	474	-	1,100	473	1,573	19	2007
Lutz, FL
SUNTRUST BANK I FL	1,603	275	841	-	275	841	1,116	33	2007
Marianna, FL
SUNTRUST BANK I FL	648	730	340	-	730	340	1,070	14	2007
Gainesville, FL
SUNTRUST BANK I FL	1,867	900	979	-	900	979	1,879	39	2007
Vero Beach, FL
SUNTRUST BANK I FL	1,472	500	772	-	500	772	1,272	31	2007
Mount Dora, FL
SUNTRUST BANK I FL	1,620	1,800	850	-	1,800	850	2,650	34	2007
Sarasota, FL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL	768	300	403	-	300	403	703	16	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	1,344	1,700	705	-	1,700	705	2,405	28	2007
Lakeland, FL
SUNTRUST BANK I FL	1,116	1,300	585	-	1,300	585	1,885	23	2007
North Palm Beach, FL
SUNTRUST BANK I FL	1,052	900	552	-	900	551	1,451	22	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	781	1,100	410	-	1,100	410	1,510	16	2007
Clearwater, FL
SUNTRUST BANK I FL	1,182	1,200	620	-	1,200	620	1,820	25	2007
Okeechobee, FL
SUNTRUST BANK I FL	1,639	650	859	-	650	859	1,509	34	2007
Ormond Beach, FL
SUNTRUST BANK I FL	1,371	1,100	719	-	1,100	719	1,819	29	2007
Osprey, FL
SUNTRUST BANK I FL	577	601	303	-	601	303	903	12	2007
Panama City Beach, FL
SUNTRUST BANK I FL	876	975	459	-	975	459	1,434	18	2007
New Port Richey, FL
SUNTRUST BANK I FL	1,351	1,750	708	-	1,750	708	2,458	28	2007
Pembroke Pines, FL
SUNTRUST BANK I FL	1,371	1,023	719	-	1,023	719	1,742	29	2007
Orlando, FL
SUNTRUST BANK I FL	1,709	1,800	896	-	1,800	896	2,696	36	2007
Pompano Beach, FL
SUNTRUST BANK I FL	895	1,030	469	-	1,030	469	1,499	19	2007
Jacksonville, FL
SUNTRUST BANK I FL	296	298	155	-	298	155	453	6	2007
Brooksville, FL
SUNTRUST BANK I FL	2,659	2,803	1,394	-	2,803	1,394	4,197	55	2007
Miami, FL
SUNTRUST BANK I FL	1,100	490	577	-	490	577	1,067	23	2007
Rockledge, FL
SUNTRUST BANK I FL	775	812	406	-	812	406	1,218	16	2007
Tampa, FL
SUNTRUST BANK I FL	2,175	1,565	1,141	-	1,565	1,141	2,706	45	2007
Seminole, FL
SUNTRUST BANK I FL	1,361	1,430	714	-	1,430	713	2,143	28	2007
Orlando, FL
SUNTRUST BANK I FL	821	861	431	-	861	430	1,291	17	2007
Jacksonville, FL
SUNTRUST BANK I FL	1,456	1,500	764	-	1,500	764	2,264	30	2007
Ocala, FL
SUNTRUST BANK I FL	2,177	2,200	1,142	-	2,200	1,142	3,342	45	2007
Orlando, FL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL	639	600	335	-	600	335	935	13	2007
Brooksville, FL
SUNTRUST BANK I FL	1,451	600	761	-	600	761	1,361	30	2007
Spring Hill, FL
SUNTRUST BANK I FL	1,445	1,000	758	-	1,000	758	1,758	30	2007
St. Augustine, FL
SUNTRUST BANK I FL	1,315	1,050	689	-	1,050	689	1,739	27	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	842	850	441	-	850	441	1,291	18	2007
Vero Beach, FL
SUNTRUST BANK I FL	1,099	1,150	576	-	1,150	576	1,726	23	2007
Gulf Breeze, FL
SUNTRUST BANK I FL	1,740	2,400	913	-	2,400	912	3,312	36	2007
Casselberry, FL
SUNTRUST BANK I FL	2,049	2,700	1,075	-	2,700	1,074	3,774	43	2007
Winter Park, FL
SUNTRUST BANK I FL	1,315	1,500	690	-	1,500	690	2,190	27	2007
Fort Pierce, FL
SUNTRUST BANK I FL	869	600	456	-	600	456	1,056	18	2007
Plant City, FL
SUNTRUST BANK I FL	1,262	1,540	662	-	1,540	662	2,202	26	2007
St. Petersburg, FL
SUNTRUST BANK I FL	1,260	580	661	-	580	660	1,240	26	2007
Ormond Beach, FL
SUNTRUST BANK I FL	1,499	1,840	786	-	1,840	786	2,626	31	2007
West St. Cloud, FL
SUNTRUST BANK I FL	1,243	1,450	652	-	1,450	652	2,102	26	2007
Tamarac, FL
SUNTRUST BANK I GA	937	1,050	584	-	1,050	584	1,634	23	2007
Brunswick, GA
SUNTRUST BANK I GA	1,532	2,100	955	-	2,100	955	3,055	38	2007
Kennesaw, GA
SUNTRUST BANK I GA	1,368	675	852	-	675	852	1,527	34	2007
Columbus, GA
SUNTRUST BANK I GA	1,150	925	716	-	925	716	1,641	28	2007
Austell, GA
SUNTRUST BANK I GA	5,345	7,184	3,329	-	7,184	3,330	10,514	132	2007
Atlanta, GA
SUNTRUST BANK I GA	1,213	1,375	756	-	1,375	756	2,131	30	2007
Chambleee, GA
SUNTRUST BANK I GA	1,263	525	787	-	525	787	1,312	31	2007
Conyers, GA
SUNTRUST BANK I GA	1,945	1,750	1,211	-	1,750	1,212	2,962	48	2007
Atlanta, GA
SUNTRUST BANK I GA	776	300	483	-	300	483	783	19	2007
Savannah, GA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA	1,910	1,325	1,190	-	1,325	1,190	2,515	47	2007
Dunwoody, GA
SUNTRUST BANK I GA	990	800	617	-	800	617	1,417	24	2007
Douglasville, GA
SUNTRUST BANK I GA	405	325	253	-	325	253	578	10	2007
Albany, GA
SUNTRUST BANK I GA	748	865	466	-	865	466	1,330	19	2007
Athens, GA
SUNTRUST BANK I GA	654	250	408	-	250	408	658	16	2007
Macon, GA
SUNTRUST BANK I GA	1,047	500	652	-	500	653	1,153	26	2007
Atlanta, GA
SUNTRUST BANK I GA	1,879	1,275	1,171	-	1,275	1,171	2,446	47	2007
Duluth, GA
SUNTRUST BANK I GA	907	360	565	-	360	565	925	22	2007
Thomson, GA
SUNTRUST BANK I GA	986	90	614	-	90	614	704	24	2007
Madison, GA
SUNTRUST BANK I GA	1,082	325	674	-	325	674	999	27	2007
Savannah, GA
SUNTRUST BANK I GA	1,798	2,025	1,120	-	2,025	1,120	3,145	45	2007
Marietta, GA
SUNTRUST BANK I GA	1,592	1,200	992	-	1,200	992	2,192	39	2007
Marietta, GA
SUNTRUST BANK I GA	1,832	1,000	1,141	-	1,000	1,141	2,141	45	2007
Cartersville, GA
SUNTRUST BANK I GA	3,626	4,539	2,259	-	4,539	2,259	6,798	90	2007
Atlanta, GA
SUNTRUST BANK I GA	747	300	465	-	300	465	765	18	2007
Lithonia, GA
SUNTRUST BANK I GA	1,659	1,500	1,034	-	1,500	1,034	2,534	41	2007
Peachtree City, GA
SUNTRUST BANK I GA	1,105	575	688	-	575	688	1,263	27	2007
Stone Mountain, GA
SUNTRUST BANK I GA	2,539	1,600	1,581	-	1,600	1,582	3,182	63	2007
Atlanta, GA
SUNTRUST BANK I GA	1,056	175	658	-	175	658	833	26	2007
Waycross, GA
SUNTRUST BANK I GA	557	475	347	-	475	347	822	14	2007
Union City, GA
SUNTRUST BANK I GA	741	650	462	-	650	462	1,112	18	2007
Savannah, GA
SUNTRUST BANK I GA	1,410	525	878	-	525	878	1,403	35	2007
Morrow, GA
SUNTRUST BANK I GA	636	575	396	-	575	396	971	16	2007
Norcross, GA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA	968	869	603	-	869	603	1,472	24	2007
Stockbridge, GA
SUNTRUST BANK I GA	721	250	449	-	250	449	699	18	2007
Stone Mountain, GA
SUNTRUST BANK I GA	623	575	388	-	575	388	963	15	2007
Sylvester, GA
SUNTRUST BANK I GA	1,709	1,100	1,065	-	1,100	1,065	2,165	42	2007
Evans, GA
SUNTRUST BANK I GA	471	200	294	-	200	294	494	12	2007
Thomson, GA
SUNTRUST BANK I MD	1,914	1,000	1,925	(1)	1,000	1,924	2,924	76	2007
Annapolis, MD
SUNTRUST BANK I MD	1,167	800	1,174	-	800	1,173	1,973	47	2007
Landover, MD
SUNTRUST BANK I MD	1,405	600	1,414	(1)	600	1,413	2,013	56	2007
Avondale, MD
SUNTRUST BANK I MD	1,453	800	1,462	(1)	800	1,461	2,261	58	2007
Cambridge, MD
SUNTRUST BANK I MD	1,566	800	1,575	(1)	800	1,574	2,374	63	2007
Cockeysville, MD
SUNTRUST BANK I MD	2,215	700	2,229	(1)	700	2,228	2,928	88	2007
Glen Burnie, MD
SUNTRUST BANK I MD	2,459	100	2,473	(1)	100	2,473	2,573	98	2007
Annapolis, MD
SUNTRUST BANK I MD	1,727	1,100	1,737	(1)	1,100	1,737	2,837	69	2007
Prince Frederick, MD
SUNTRUST BANK I NC	870	600	844	-	600	844	1,444	34	2007
Greensboro, NC
SUNTRUST BANK I NC	741	550	719	-	550	719	1,269	29	2007
Greensboro, NC
SUNTRUST BANK I NC	923	190	896	-	190	896	1,086	36	2007
Apex, NC
SUNTRUST BANK I NC	491	450	477	-	450	477	927	19	2007
Arden, NC
SUNTRUST BANK I NC	711	400	690	-	400	690	1,090	27	2007
Asheboro, NC
SUNTRUST BANK I NC	622	75	604	-	75	604	679	24	2007
Bessemer City, NC
SUNTRUST BANK I NC	457	500	444	-	500	444	944	18	2007
Durham, NC
SUNTRUST BANK I NC	723	550	701	-	550	702	1,252	28	2007
Charlotte, NC
SUNTRUST BANK I NC	919	200	891	-	200	891	1,091	35	2007
Charlotte, NC
SUNTRUST BANK I NC	943	425	915	-	425	915	1,340	36	2007
Greensboro, NC

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC	527	320	512	-	320	512	832	20	2007
Creedmoor, NC
SUNTRUST BANK I NC	821	280	796	-	280	797	1,077	32	2007
Durham, NC
SUNTRUST BANK I NC	847	400	821	-	400	822	1,222	33	2007
Dunn, NC
SUNTRUST BANK I NC	401	550	389	-	550	389	939	15	2007
Harrisburg, NC
SUNTRUST BANK I NC	958	450	929	-	450	929	1,379	37	2007
Hendersonville, NC
SUNTRUST BANK I NC	730	230	708	-	230	709	939	28	2007
Cary, NC
SUNTRUST BANK I NC	1,066	300	1,034	-	300	1,035	1,335	41	2007
Mebane, NC
SUNTRUST BANK I NC	2,454	175	2,380	1	175	2,381	2,556	95	2007
Lenoir, NC
SUNTRUST BANK I NC	770	130	747	-	130	748	878	30	2007
Roxboro, NC
SUNTRUST BANK I NC	636	300	617	-	300	617	917	25	2007
Winston-Salem, NC
SUNTRUST BANK I NC	1,200	280	1,164	-	280	1,165	1,445	46	2007
Oxford, NC
SUNTRUST BANK I NC	420	25	408	-	25	408	433	16	2007
Pittsboro, NC
SUNTRUST BANK I NC	1,094	500	1,061	-	500	1,061	1,561	42	2007
Charlotte, NC
SUNTRUST BANK I NC	578	500	561	-	500	561	1,061	22	2007
Greensboro, NC
SUNTRUST BANK I NC	422	350	410	-	350	410	760	16	2007
Stanley, NC
SUNTRUST BANK I NC	393	275	382	-	275	382	657	15	2007
Salisbury, NC
SUNTRUST BANK I NC	492	250	477	-	250	477	727	19	2007
Stokesdale, NC
SUNTRUST BANK I NC	460	600	446	-	600	446	1,046	18	2007
Sylva, NC
SUNTRUST BANK I NC	244	150	237	-	150	237	387	9	2007
Lexington, NC
SUNTRUST BANK I NC	695	140	674	-	140	674	814	27	2007
Walnut Cove, NC
SUNTRUST BANK I NC	651	200	632	-	200	632	832	25	2007
Waynesville, NC
SUNTRUST BANK I NC	780	550	757	-	550	757	1,307	30	2007
Concord, NC
SUNTRUST BANK I NC	970	250	941	-	250	941	1,191	37	2007
Yadkinville, NC

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC	367	275	356	-	275	356	631	14	2007
Rural Hall, NC
SUNTRUST BANK I NC	493	450	479	-	450	479	929	19	2007
Summerfield, NC
SUNTRUST BANK I SC	1,158	260	1,255	(1)	260	1,254	1,514	50	2007
Greenville, SC
SUNTRUST BANK I SC	834	36	904	(1)	36	903	939	36	2007
Fountain Inn, SC
SUNTRUST BANK I SC	700	80	758	-	80	758	838	30	2007
Liberty, SC
SUNTRUST BANK I SC	810	350	878	(1)	350	878	1,228	35	2007
Mauldin, SC
SUNTRUST BANK I SC	753	160	816	-	160	815	975	32	2007
Greenville, SC
SUNTRUST BANK I SC	570	360	618	-	360	617	977	25	2007
Greenville, SC
SUNTRUST BANK I SC	1,100	800	1,192	(1)	800	1,192	1,992	47	2007
Greenville, SC
SUNTRUST BANK I TN	474	240	319	-	240	319	559	13	2007
Kingsport, TN
SUNTRUST BANK I TN	347	370	234	-	370	233	603	9	2007
Morristown, TN
SUNTRUST BANK I TN	1,540	1,110	1,036	(1)	1,110	1,035	2,145	41	2007
Brentwood, TN
SUNTRUST BANK I TN	1,385	1,100	932	(1)	1,100	931	2,031	37	2007
Brentwood, TN
SUNTRUST BANK I TN	1,528	1,450	1,028	(1)	1,450	1,027	2,477	41	2007
Nashville, TN
SUNTRUST BANK I TN	520	675	350	-	675	350	1,025	14	2007
Nashville, TN
SUNTRUST BANK I TN	595	250	400	-	250	400	650	16	2007
East Ridge, TN
SUNTRUST BANK I TN	1,297	735	872	(1)	735	872	1,607	35	2007
Nashville, TN
SUNTRUST BANK I TN	608	370	409	-	370	408	778	16	2007
Chattanooga, TN
SUNTRUST BANK I TN	1,259	675	848	(1)	675	847	1,522	34	2007
Lebanon, TN
SUNTRUST BANK I TN	937	425	630	(1)	425	630	1,055	25	2007
Chattanooga, TN
SUNTRUST BANK I TN	730	185	491	-	185	491	676	19	2007
Chattanooga, TN
SUNTRUST BANK I TN	570	410	383	-	410	383	793	15	2007
Loudon, TN
SUNTRUST BANK I TN	997	1,400	671	(1)	1,400	671	2,071	27	2007
Nashville, TN

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN	585	150	394	-	150	393	543	16	2007
Soddy Daisy, TN
SUNTRUST BANK I TN	1,078	660	725	(1)	660	725	1,385	29	2007
Oak Ridge, TN
SUNTRUST BANK I TN	958	335	645	(1)	335	644	979	26	2007
Savannah, TN
SUNTRUST BANK I TN	558	550	375	-	550	375	925	15	2007
Signal Mountain, TN
SUNTRUST BANK I TN	881	870	593	(1)	870	592	1,462	24	2007
Smyrna, TN
SUNTRUST BANK I TN	788	1,000	530	(1)	1,000	530	1,530	21	2007
Murfreesboro, TN
SUNTRUST BANK I TN	395	391	265	-	391	265	657	11	2007
Murfreesboro, TN
SUNTRUST BANK I TN	250	180	168	-	180	168	348	7	2007
Johnson City, TN
SUNTRUST BANK I TN	413	453	278	-	453	278	730	11	2007
Chattanooga, TN
SUNTRUST BANK I TN	675	620	454	-	620	454	1,074	18	2007
Nashville, TN
SUNTRUST BANK I VA	321	30	260	-	30	260	290	10	2007
Accomac, VA
SUNTRUST BANK I VA	377	300	306	-	300	306	606	12	2007
Richmond, VA
SUNTRUST BANK I VA	2,034	1,000	1,647	-	1,000	1,647	2,647	65	2007
Fairfax, VA
SUNTRUST BANK I VA	1,250	1,000	1,012	-	1,000	1,012	2,012	40	2007
Fredericksburg, VA
SUNTRUST BANK I VA	361	500	292	-	500	292	792	12	2007
Richmond, VA
SUNTRUST BANK I VA	474	140	384	-	140	384	524	15	2007
Collinsville, VA
SUNTRUST BANK I VA	427	150	346	-	150	346	496	14	2007
Doswell, VA
SUNTRUST BANK I VA	1,220	380	988	-	380	987	1,367	39	2007
Lynchburg, VA
SUNTRUST BANK I VA	1,830	2,200	1,482	-	2,200	1,482	3,682	59	2007
Stafford, VA
SUNTRUST BANK I VA	1,410	760	1,142	-	760	1,142	1,902	45	2007
Gloucester, VA
SUNTRUST BANK I VA	896	450	726	-	450	725	1,175	29	2007
Chesapeake, VA
SUNTRUST BANK I VA	282	310	228	-	310	228	538	9	2007
Lexington, VA
SUNTRUST BANK I VA	228	90	185	-	90	185	275	7	2007
Radford, Va

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA	676	530	547	-	530	547	1,077	22	2007
Williamsburg, VA
SUNTRUST BANK I VA	591	860	479	-	860	479	1,339	19	2007
Salem, VA
SUNTRUST BANK I VA	1,676	1,170	1,357	-	1,170	1,357	2,527	54	2007
Roanoke, VA
SUNTRUST BANK I VA	783	150	634	-	150	634	784	25	2007
New Market, VA
SUNTRUST BANK I VA	1,233	200	999	-	200	999	1,199	40	2007
Onancock, VA
SUNTRUST BANK I VA	217	120	176	-	120	176	296	7	2007
Painter, VA
SUNTRUST BANK I VA	1,143	260	926	-	260	926	1,186	37	2007
Stuart, VA
SUNTRUST BANK I VA	615	450	498	-	450	498	948	20	2007
Roanoke, VA
SUNTRUST BANK I VA	299	399	243	-	399	243	642	10	2007
Vinton, VA
SUNTRUST II FLORIDA	1,537	1,533	893	3	1,533	896	2,429	33	2007
Miami, FL
SUNTRUST II FLORIDA	1,396	1,392	811	2	1,392	813	2,206	30	2007
Destin, FL
SUNTRUST II FLORIDA	1,466	1,463	852	2	1,463	855	2,318	31	2007
Dunedin, FL
SUNTRUST II FLORIDA	1,085	1,082	630	2	1,082	632	1,715	23	2007
Palm Harbor FL
SUNTRUST II FLORIDA	1,679	1,675	976	3	1,675	979	2,654	36	2007
Tallahassee, FL
SUNTRUST II FLORIDA	1,224	1,221	711	2	1,221	713	1,935	26	2007
Orlando, FL
SUNTRUST II FLORIDA	1,432	1,429	832	2	1,429	835	2,264	31	2007
Orlando, FL
SUNTRUST II FLORIDA	1,130	1,127	656	2	1,127	658	1,785	24	2007
Melbourne, FL
SUNTRUST II FLORIDA	1,322	1,319	768	2	1,319	770	2,089	28	2007
Coral Springs, FL
SUNTRUST II FLORIDA	1,040	1,038	604	2	1,038	606	1,644	22	2007
Lakeland, FL
SUNTRUST II FLORIDA	1,224	1,221	711	2	1,221	713	1,935	26	2007
Palm Coast, FL
SUNTRUST II FLORIDA	1,531	1,527	890	3	1,527	892	2,420	33	2007
Plant City, FL
SUNTRUST II FLORIDA	1,391	1,388	808	2	1,388	811	2,198	30	2007
Orlando, FL
SUNTRUST II FLORIDA	1,028	1,026	598	2	1,026	599	1,625	22	2007
South Daytona, FL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II FLORIDA	1,199	1,196	697	2	1,196	699	1,895	26	2007
Fort Lauderdale, FL
SUNTRUST II FLORIDA	984	982	572	2	982	574	1,556	21	2007
Pensacola, FL
SUNTRUST II FLORIDA	1,243	1,240	722	2	1,240	724	1,965	27	2007
West Palm Beach, FL
SUNTRUST II FLORIDA	817	815	475	1	815	476	1,292	17	2007
Lake Wells, FL
SUNTRUST II FLORIDA	340	339	198	1	339	198	537	7	2007
Dunnellon, FL
SUNTRUST II FLORIDA	1,182	1,180	687	2	1,180	689	1,869	25	2007
Kissimmee, FL
SUNTRUST II FLORIDA	1,133	1,131	659	2	1,131	660	1,791	24	2007
Port Orange, FL
SUNTRUST II FLORIDA	1,121	1,119	652	2	1,119	654	1,772	24	2007
North Port, FL
SUNTRUST II FLORIDA	1,098	1,095	638	2	1,095	640	1,735	23	2007
Hudson, FL
SUNTRUST II FLORIDA	1,032	1,030	600	2	1,030	602	1,632	22	2007
Port Orange, FL
SUNTRUST II GEORGIA	1,525	1,399	1,057	(37)	1,399	1,021	2,420	37	2007
Atlanta, GA
SUNTRUST II GEORGIA	981	900	680	(24)	900	657	1,557	24	2007
Bowden, GA
SUNTRUST II GEORGIA	480	440	333	(12)	440	321	761	12	2007
Cedartown, GA
SUNTRUST II GEORGIA	1,225	1,124	849	(29)	1,124	820	1,944	30	2007
St. Simons Island, GA
SUNTRUST II GEORGIA	1,890	1,734	1,310	(45)	1,734	1,264	2,998	46	2007
Dunwoody, GA
SUNTRUST II GEORGIA	1,114	1,022	772	(27)	1,022	745	1,767	27	2007
Atlanta, GA
SUNTRUST II GEORGIA	1,101	1,010	763	(26)	1,010	737	1,747	27	2007
Jessup, GA
SUNTRUST II GEORGIA	173	159	120	(4)	159	116	274	4	2007
Brunswick, GA
SUNTRUST II GEORGIA	1,382	1,268	958	(33)	1,268	924	2,192	34	2007
Roswell, GA
SUNTRUST II GEORGIA	1,516	1,391	1,051	(36)	1,391	1,014	2,406	37	2007
Norcross, GA
SUNTRUST II GEORGIA	662	607	459	(16)	607	443	1,050	16	2007
Augusta, GA
SUNTRUST II MARYLAND	2,924	1,747	2,890	2	1,747	2,892	4,639	106	2007
Annapolis, MD
SUNTRUST II MARYLAND	1,207	721	1,193	1	721	1,194	1,915	44	2007
Frederick, MD

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II MARYLAND	2,123	1,269	2,099	1	1,269	2,100	3,369	77	2007
Waldorf, MD
SUNTRUST II MARYLAND	1,610	962	1,591	1	962	1,592	2,554	58	2007
Ellicott City, MD
SUNTRUST II NORTH CAROLINA	940	453	1,038	1	453	1,039	1,492	38	2007
Belmont, NC
SUNTRUST II NORTH CAROLINA	625	301	690	1	301	691	992	25	2007
Carrboro, NC
SUNTRUST II NORTH CAROLINA	1,246	601	1,375	2	601	1,377	1,978	50	2007
Monroe, NC
SUNTRUST II NORTH CAROLINA	780	376	861	1	376	862	1,238	32	2007
Lexington, NC
SUNTRUST II NORTH CAROLINA	605	292	668	1	292	669	961	25	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	2,395	1,155	2,645	3	1,155	2,648	3,803	97	2007
Mocksville, NC
SUNTRUST II NORTH CAROLINA	1,299	627	1,434	2	627	1,436	2,063	53	2007
Durham, NC
SUNTRUST II NORTH CAROLINA	550	265	607	1	265	608	873	22	2007
Oakboro, NC
SUNTRUST II NORTH CAROLINA	862	416	951	1	416	953	1,368	35	2007
Concord, NC
SUNTRUST II NORTH CAROLINA	800	386	883	1	386	884	1,270	32	2007
Raleigh, NC
SUNTRUST II NORTH CAROLINA	700	338	773	1	338	774	1,111	28	2007
Greensboro, NC
SUNTRUST II NORTH CAROLINA	220	106	243	-	106	243	349	9	2007
Pittsboro, NC
SUNTRUST II NORTH CAROLINA	348	168	385	-	168	385	553	14	2007
Yadkinville, NC
SUNTRUST II NORTH CAROLINA	468	226	517	1	226	517	743	19	2007
Matthews, NC
SUNTRUST II NORTH CAROLINA	379	183	419	1	183	420	603	15	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	700	338	773	1	338	774	1,111	28	2007
Zebulon, NC
SUNTRUST II SOUTH CAROLINA	642	220	798	-	220	798	1,018	29	2007
Belton, SC
SUNTRUST II SOUTH CAROLINA	1,000	343	1,243	1	343	1,244	1,587	46	2007
Anderson, SC
SUNTRUST II SOUTH CAROLINA	910	312	1,132	1	312	1,132	1,444	42	2007
Travelers Rest, SC
SUNTRUST II TENNESSEE	1,764	1,190	1,619	3	1,190	1,623	2,812	59	2007
Nashville, TN
SUNTRUST II TENNESSEE	232	156	213	-	156	213	369	8	2007
Lavergne, TN

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II TENNESSEE	750	506	689	1	506	690	1,196	25	2007
Nashville, TN
SUNTRUST II TENNESSEE	533	360	489	1	360	490	850	18	2007
Nashville, TN
SUNTRUST II TENNESSEE	922	622	847	2	622	848	1,470	31	2007
Chattanooga, TN
SUNTRUST II TENNESSEE	870	587	798	2	587	800	1,387	29	2007
Madison, TN
SUNTRUST II VIRGINIA	1,371	759	1,423	(1)	759	1,422	2,181	52	2007
Richmond, VA
SUNTRUST II VIRGINIA	425	235	441	-	235	441	676	16	2007
Richmond, VA
SUNTRUST II VIRGINIA	667	369	692	-	369	692	1,061	25	2007
Norfolk, VA
SUNTRUST II VIRGINIA	437	242	454	-	242	453	695	17	2007
Lynchburg, VA
SUNTRUST II VIRGINIA	367	203	382	-	203	381	585	14	2007
Cheriton, VA
SUNTRUST II VIRGINIA	1,107	613	1,149	(1)	613	1,149	1,761	42	2007
Rocky Mount, VA
SUNTRUST II VIRGINIA	251	139	260	-	139	260	399	10	2007
Petersburg, VA
SUNTRUST III DISTRICT OF COLUMBIA	1,730	800	1,986	-	800	1,986	2,786	55	2008
Washington, DC
SUNTRUST III FLORIDA	1,216	1,199	729	-	1,199	729	1,928	20	2008
Avon Park, FL
SUNTRUST III FLORIDA	631	622	378	-	622	378	1,000	10	2008
Bartow, FL
SUNTRUST III FLORIDA	625	616	374	-	616	374	991	10	2008
Belleview, FL
SUNTRUST III FLORIDA	1,035	1,020	620	-	1,020	620	1,640	17	2008
Beverly Hills, FL
SUNTRUST III FLORIDA	1,495	1,474	896	-	1,474	896	2,370	25	2008
Boca Raton, FL
SUNTRUST III FLORIDA	1,004	990	602	-	990	602	1,592	17	2008
Bradenton, FL
SUNTRUST III FLORIDA	1,209	1,192	724	-	1,192	724	1,916	20	2008
Cape Coral, FL
SUNTRUST III FLORIDA	567	559	340	-	559	340	898	9	2008
Clearwater, FL
SUNTRUST III FLORIDA	1,669	1,646	1,000	-	1,646	1,000	2,645	27	2008
Crystal River, FL
SUNTRUST III FLORIDA	671	661	402	-	661	402	1,063	11	2008
Daytona Beach Shores, FL
SUNTRUST III FLORIDA	988	975	592	-	975	592	1,567	16	2008
Deland, FL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA	988	975	592	-	975	592	1,567	16	2008
Deland, FL
SUNTRUST III FLORIDA	1,058	1,043	634	-	1,043	634	1,677	17	2008
Edgewater, FL
SUNTRUST III FLORIDA	938	924	562	-	924	562	1,486	15	2008
Flager Beach, FL
SUNTRUST III FLORIDA	688	678	412	-	678	412	1,090	11	2008
Fort Myers, FL
SUNTRUST III FLORIDA	1,097	1,081	657	-	1,081	657	1,738	18	2008
Fort Myers, FL
SUNTRUST III FLORIDA	1,446	1,426	867	-	1,426	867	2,293	24	2008
Greenacres City, FL
SUNTRUST III FLORIDA	1,803	1,778	1,080	-	1,778	1,080	2,859	30	2008
Gulf Breeze, FL
SUNTRUST III FLORIDA	1,122	1,106	672	-	1,106	672	1,778	18	2008
Haines City, FL
SUNTRUST III FLORIDA	2,209	2,178	1,323	-	2,178	1,323	3,501	36	2008
Hallandale, FL
SUNTRUST III FLORIDA	690	680	413	-	680	413	1,093	11	2008
Hamosassa, FL
SUNTRUST III FLORIDA	2,146	2,115	1,285	-	2,115	1,285	3,401	35	2008
Hilaleah, FL
SUNTRUST III FLORIDA	585	577	350	-	577	350	927	10	2008
Inverness, FL
SUNTRUST III FLORIDA	874	862	524	-	862	524	1,385	14	2008
Jacksonville, FL
SUNTRUST III FLORIDA	1,095	1,080	656	-	1,080	656	1,736	18	2008
Jacksonville, FL
SUNTRUST III FLORIDA	1,312	1,294	786	-	1,294	786	2,080	22	2008
Jupiter, FL
SUNTRUST III FLORIDA	1,140	1,124	683	-	1,124	683	1,806	19	2008
Lady Lake, FL
SUNTRUST III FLORIDA	1,301	1,283	779	-	1,283	779	2,062	21	2008
Lady Lake, FL
SUNTRUST III FLORIDA	1,067	1,052	639	-	1,052	639	1,692	18	2008
Lake Placid, FL
SUNTRUST III FLORIDA	806	795	483	-	795	483	1,278	13	2008
Lakeland, FL
SUNTRUST III FLORIDA	716	706	429	-	706	429	1,135	12	2008
Largo, FL
SUNTRUST III FLORIDA	876	863	525	-	863	525	1,388	14	2008
Lynn Haven, FL
SUNTRUST III FLORIDA	886	874	531	-	874	531	1,405	15	2008
Melbourne, FL
SUNTRUST III FLORIDA	1,656	1,633	992	-	1,633	992	2,624	27	2008
Miami, FL

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA	970	956	581	-	956	581	1,538	16	2008
Miami Beach, FL
SUNTRUST III FLORIDA	949	935	568	-	935	568	1,503	16	2008
New Port Richey, FL
SUNTRUST III FLORIDA	1,519	1,498	910	-	1,498	910	2,408	25	2008
Orlando, FL
SUNTRUST III FLORIDA	1,425	1,405	854	-	1,405	854	2,259	23	2008
Orlando, FL
SUNTRUST III FLORIDA	580	572	348	-	572	348	920	10	2008
Palm Harbor, FL
SUNTRUST III FLORIDA	1,371	1,352	821	-	1,352	821	2,173	23	2008
Palm Harbor, FL
SUNTRUST III FLORIDA	942	928	564	-	928	564	1,492	16	2008
Port St. Lucie, FL
SUNTRUST III FLORIDA	1,719	1,695	1,030	-	1,695	1,030	2,724	28	2008
Punta Gorda, FL
SUNTRUST III FLORIDA	988	974	592	-	974	592	1,567	16	2008
Roseland, FL
SUNTRUST III FLORIDA	798	787	478	-	787	478	1,265	13	2008
Sebring, FL
SUNTRUST III FLORIDA	754	743	452	-	743	452	1,195	12	2008
Seminole, FL
SUNTRUST III FLORIDA	832	820	498	-	820	498	1,319	14	2008
Spring Hill, FL
SUNTRUST III FLORIDA	1,380	1,360	827	-	1,360	827	2,187	23	2008
Spring Hill, FL
SUNTRUST III FLORIDA	1,349	1,330	808	-	1,330	808	2,138	22	2008
Spring Hill, FL
SUNTRUST III FLORIDA	949	936	569	-	936	569	1,505	16	2008
St. Petersburg, FL
SUNTRUST III FLORIDA	1,933	1,906	1,158	-	1,906	1,158	3,063	32	2008
Stuart, FL
SUNTRUST III FLORIDA	2,041	2,013	1,223	-	2,013	1,223	3,236	34	2008
Sun City Center, FL
SUNTRUST III FLORIDA	1,539	1,518	922	-	1,518	922	2,440	25	2008
Tamarac, FL
SUNTRUST III FLORIDA	613	605	367	-	605	367	972	10	2008
Valrico, FL
SUNTRUST III FLORIDA	770	760	462	-	760	462	1,221	13	2008
Wildwood, FL
SUNTRUST III FLORIDA	814	802	488	-	802	488	1,290	13	2008
Zephyhills, FL
SUNTRUST III FLORIDA	1,943	1,916	1,164	-	1,916	1,164	3,080	32	2008
Zephyhills, FL
SUNTRUST III GEORGIA	655	564	482	-	564	482	1,046	13	2008
Albany, GA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III GEORGIA	1,909	1,642	1,404	-	1,642	1,404	3,046	39	2008
Alpharetta, GA
SUNTRUST III GEORGIA	1,433	1,233	1,054	-	1,233	1,054	2,287	29	2008
Alpharetta, GA
SUNTRUST III GEORGIA	1,233	1,061	907	-	1,061	907	1,968	25	2008
Athens, GA
SUNTRUST III GEORGIA	2,331	2,005	1,714	-	2,005	1,714	3,719	47	2008
Atlanta, GA
SUNTRUST III GEORGIA	496	427	365	-	427	365	791	10	2008
Atlanta, GA
SUNTRUST III GEORGIA	1,032	888	759	-	888	759	1,647	21	2008
Augusta, GA
SUNTRUST III GEORGIA	503	432	370	-	432	370	802	10	2008
Augusta, GA
SUNTRUST III GEORGIA	677	582	498	-	582	498	1,080	14	2008
Augusta, GA
SUNTRUST III GEORGIA	1,050	904	772	-	904	772	1,676	21	2008
Baxley, GA
SUNTRUST III GEORGIA	608	523	447	-	523	447	970	12	2008
Columbus, GA
SUNTRUST III GEORGIA	528	454	389	-	454	389	843	11	2008
Conyers, GA
SUNTRUST III GEORGIA	715	615	526	-	615	526	1,141	14	2008
Douglas, GA
SUNTRUST III GEORGIA	1,305	1,122	959	-	1,122	959	2,081	26	2008
Duluth, GA
SUNTRUST III GEORGIA	932	802	686	-	802	686	1,488	19	2008
Jonesboro, GA
SUNTRUST III GEORGIA	1,852	1,593	1,362	-	1,593	1,362	2,955	37	2008
Lawrenceville, GA
SUNTRUST III GEORGIA	846	728	622	-	728	622	1,351	17	2008
Marietta, GA
SUNTRUST III GEORGIA	745	641	548	-	641	548	1,189	15	2008
Norcross, GA
SUNTRUST III GEORGIA	903	777	664	-	777	664	1,441	18	2008
Tucker, GA
SUNTRUST III GEORGIA	1,454	1,251	1,069	-	1,251	1,069	2,320	29	2008
Warner Robins, GA
SUNTRUST III GEORGIA	1,220	1,050	897	-	1,050	897	1,947	25	2008
Woodstock, GA
SUNTRUST III GEORGIA	386	332	284	-	332	284	615	8	2008
Macon, GA
SUNTRUST III MARYLAND	1,250	563	1,427	-	563	1,427	1,989	39	2008
Bladensburg, MD
SUNTRUST III MARYLAND	818	368	933	-	368	933	1,301	26	2008
Chestertown, MD

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III MARYLAND	1,710	770	1,952	-	770	1,952	2,721	54	2008
Upper Marlboro, MD
SUNTRUST III NORTH CAROLINA	985	617	953	-	617	953	1,570	26	2008
Black Mountain, NC
SUNTRUST III NORTH CAROLINA	436	273	422	-	273	422	695	12	2008
Butner, NC
SUNTRUST III NORTH CAROLINA	871	546	843	-	546	843	1,389	23	2008
Cary, NC
SUNTRUST III NORTH CAROLINA	552	346	534	-	346	534	880	15	2008
Chapel Hill, NC
SUNTRUST III NORTH CAROLINA	958	600	928	-	600	928	1,528	26	2008
Denton, NC
SUNTRUST III NORTH CAROLINA	511	320	495	-	320	495	815	14	2008
Erwin, NC
SUNTRUST III NORTH CAROLINA	613	384	594	-	384	594	978	16	2008
Greensboro, NC
SUNTRUST III NORTH CAROLINA	498	312	482	-	312	482	794	13	2008
Hudson, NC
SUNTRUST III NORTH CAROLINA	531	333	514	-	333	514	847	14	2008
Huntersville, NC
SUNTRUST III NORTH CAROLINA	1,264	792	1,224	-	792	1,224	2,016	34	2008
Kannapolis, NC
SUNTRUST III NORTH CAROLINA	649	407	628	-	407	628	1,035	17	2008
Kernersville, NC
SUNTRUST III NORTH CAROLINA	357	224	345	-	224	345	569	9	2008
Marshville, NC
SUNTRUST III NORTH CAROLINA	701	439	678	-	439	678	1,118	19	2008
Mocksville, NC
SUNTRUST III NORTH CAROLINA	534	335	517	-	335	517	852	14	2008
Monroe, NC
SUNTRUST III NORTH CAROLINA	630	395	610	-	395	610	1,004	17	2008
Monroe, NC
SUNTRUST III NORTH CAROLINA	564	354	546	-	354	546	900	15	2008
Norwood, NC
SUNTRUST III NORTH CAROLINA	1,462	916	1,415	-	916	1,415	2,332	39	2008
Raleigh, NC
SUNTRUST III NORTH CAROLINA	971	608	940	-	608	940	1,548	26	2008
Roxboro, NC
SUNTRUST III NORTH CAROLINA	545	342	528	-	342	528	869	15	2008
Spencer, NC
SUNTRUST III NORTH CAROLINA	1,342	841	1,299	-	841	1,299	2,139	36	2008
Wake Forest, NC
SUNTRUST III NORTH CAROLINA	267	167	259	-	167	259	426	7	2008
Youngsville, NC
SUNTRUST III SOUTH CAROLINA	787	422	836	-	422	836	1,258	23	2008
Anderson, SC

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III SOUTH CAROLINA	518	278	550	-	278	550	828	15	2008
Spartanburg, SC
SUNTRUST III TENNESSEE	582	597	343	-	597	343	940	9	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	762	783	449	-	783	449	1,232	12	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	520	533	306	-	533	306	839	8	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	698	716	411	-	716	411	1,127	11	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	344	353	203	-	353	203	556	6	2008
Cleveland, TN
SUNTRUST III TENNESSEE	112	115	66	-	115	66	180	2	2008
Johnson City, TN
SUNTRUST III TENNESSEE	231	237	136	-	237	136	373	4	2008
Jonesborough, TN
SUNTRUST III TENNESSEE	561	576	330	-	576	330	907	9	2008
Lake City, TN
SUNTRUST III TENNESSEE	302	310	178	-	310	178	488	5	2008
Lawrenceburg, TN
SUNTRUST III TENNESSEE	578	593	340	-	593	340	934	9	2008
Murfreesboro, TN
SUNTRUST III TENNESSEE	948	973	558	-	973	558	1,531	15	2008
Nashville, TN
SUNTRUST III TENNESSEE	748	768	441	-	768	441	1,209	12	2008
Nashville, TN
SUNTRUST III TENNESSEE	711	730	419	-	730	419	1,148	12	2008
Nashville, TN
SUNTRUST III VIRGINIA	1,801	1,518	1,370	-	1,518	1,370	2,888	38	2008
Alexandria, VA
SUNTRUST III VIRGINIA	1,565	1,319	1,190	-	1,319	1,190	2,508	33	2008
Arlington, VA
SUNTRUST III VIRGINIA	324	273	246	-	273	246	520	7	2008
Beaverdam, VA
SUNTRUST III VIRGINIA	544	458	413	-	458	413	871	11	2008
Franklin, VA
SUNTRUST III VIRGINIA	729	614	554	-	614	554	1,169	15	2008
Gloucester, VA
SUNTRUST III VIRGINIA	437	368	332	-	368	332	701	9	2008
Harrisonburg, VA
SUNTRUST III VIRGINIA	397	335	302	-	335	302	637	8	2008
Lightfoot, VA
SUNTRUST III VIRGINIA	368	310	280	-	310	280	590	8	2008
Madison Heights, VA
SUNTRUST III VIRGINIA	2,049	1,727	1,558	-	1,727	1,558	3,285	43	2008
Manassas, VA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III VIRGINIA	569	479	433	-	479	433	912	12	2008
Mechanicsville, VA
SUNTRUST III VIRGINIA	302	254	229	-	254	229	484	6	2008
Nassawadox, VA
SUNTRUST III VIRGINIA	367	309	279	-	309	279	589	8	2008
Radford, VA
SUNTRUST III VIRGINIA	1,408	1,186	1,070	-	1,186	1,070	2,257	29	2008
Richmond, VA
SUNTRUST III VIRGINIA	307	259	234	-	259	234	493	6	2008
Richmond, VA
SUNTRUST III VIRGINIA	896	755	681	-	755	681	1,437	19	2008
Richmond, VA
SUNTRUST III VIRGINIA	594	501	452	-	501	452	952	12	2008
Richmond, VA
SUNTRUST III VIRGINIA	403	339	306	-	339	306	646	8	2008
Roanoke, VA
SUNTRUST III VIRGINIA	177	149	135	-	149	135	284	4	2008
Roanoke, VA
SUNTRUST III VIRGINIA	850	716	646	-	716	646	1,362	18	2008
South Boston, VA
SUNTRUST III VIRGINIA	1,348	1,136	1,025	-	1,136	1,025	2,160	28	2008
Spotsylvania, VA
SUNTRUST III VIRGINIA	662	558	504	-	558	504	1,062	14	2008
Virginia Beach, VA
THE CENTER AT HUGH HOWELL	7,722	2,250	11,091	348	2,250	11,438	13,688	709	2007
Tucker, GA
THE HIGHLANDS	9,745	5,500	9,589	(19)	5,500	9,570	15,070	586	2006
Flower Mound, TX
THE MARKET AT HILLIARD	11,205	4,432	13,308	3,009	4,432	16,317	20,748	1,274	2005
Hilliard, OH
TOMBALL TOWN CENTER	-	1,950	14,233	3,284	1,950	17,517	19,467	1,581	2005
Tomball, TX
TRIANGLE CENTER	23,600	12,770	24,556	25	12,770	24,581	37,351	2,537	2005
Longview, WA
WALGREENS - SPRINGFIELD	-	855	2,530	-	855	2,530	3,385	278	2007
Springfield, MO
WASHINGTON PARK PLAZA	30,600	6,500	33,912	(343)	6,500	33,569	40,069	1,708	2005
Homewood, IL
WEST END SQUARE	-	675	2,784	51	675	2,835	3,510	289	2007
Houston, TX
WICKES - LAKE ZURICH	5,767	1,700	7,931	-	1,700	7,931	9,631	412	2005
Lake Zurich, IL
WILLIS TOWN CENTER	-	1,550	1,820	652	1,550	2,472	4,022	195	2005
Willis, TX
WINCHESTER TOWN CENTER	-	495	3,966	45	495	4,011	4,506	437	2005
Houston, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WINDERMERE VILLAGE	-	1,220	6,331	780	1,220	7,111	8,331	737	2005
Houston, TX
WOODFOREST SQUARE	-	300	2,136	666	300	2,803	3,103	295	2005
Houston, TX
Office
11500 MARKET STREET	-	140	346	-	140	346	486	40	2005
Jacinto City, TX
6234 RICHMOND AVENUE	-	500	970	901	500	1,871	2,371	173	2006
Houston, TX
AT&T - ST LOUIS	112,695	8,000	170,169	12	8,000	170,181	178,181	11,912	2007
St Louis, MO
AT&T CLEVELAND	29,242	870	40,033	-	870	40,033	40,903	2,491	2005
Cleveland, OH
BRIDGESIDE POINT OFFICE BLDG	17,325	1,525	28,609	-	1,525	28,609	30,134	3,087	2006
Pittsburg, PA
COMMONS DRIVE	3,663	1,600	5,746	1	1,600	5,747	7,347	456	2007
Aurora, IL
DENVER HIGHLANDS	10,500	1,700	11,839	-	1,700	11,839	13,539	832	2006
Highlands Ranch, CO
DULLES EXECUTIVE PLAZA	68,750	15,500	96,083	2,109	15,500	98,192	113,692	8,413	2006
Herndon, VA
HOUSTON LAKES	8,988	3,000	12,950	16	3,000	12,966	15,966	951	2006
Houston, TX
IDS CENTER	161,000	24,900	202,016	9,923	24,900	211,939	236,839	17,172	2007
Minneapolis, MN
KINROSS LAKES	10,065	825	14,639	-	825	14,639	15,464	1,025	2005
Richfield, OH
LAKE VIEW TECHNOLOGY CENTER	14,470	884	22,072	-	884	22,072	22,956	2,381	2006
Suffolk, VA
REGIONAL ROAD	8,679	950	10,501	46	950	10,547	11,497	834	2006
Greensboro, NC
SANTEE - CIVIC CENTER	12,023	-	17,838	18	-	17,856	17,856	1,302	2005
Santee, CA
SBC CENTER	200,472	35,800	287,424	173	35,800	287,597	323,397	31,860	2007
Hoffman Estates, IL
SUNTRUST OFFICE I FL	5,291	5,700	2,417	(3)	5,700	2,414	8,114	96	2007
Bal Harbour, FL
SUNTRUST OFFICE I FL	795	315	363	(1)	315	363	678	14	2007
Bushnell, FL
SUNTRUST OFFICE I FL	1,450	1,260	662	(1)	1,260	661	1,921	26	2007
Melbourne, FL
SUNTRUST OFFICE I GA	665	275	675	-	275	675	950	27	2007
Douglas, GA
SUNTRUST OFFICE I MD	3,687	650	4,617	(2)	650	4,614	5,264	183	2007
Bethesda, MD
SUNTRUST OFFICE I NC	1,321	400	1,471	(1)	400	1,470	1,870	58	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Winston-Salem, NC
SUNTRUST OFFICE I NC	1,527	500	1,700	(1)	500	1,699	2,199	68	2007
Raleigh, NC
SUNTRUST OFFICE I VA	5,323	1,360	6,272	(3)	1,360	6,269	7,629	249	2007
Richmond, VA
SUNTRUST II OFFICE GEORGIA	4,402	2,625	4,355	(3)	2,625	4,352	6,977	160	2008
Atlanta, GA
SUNTRUST III OFFICE FLORIDA	1,345	1,667	457	-	1,667	457	2,124	13	2008
Gainesville, FL
SUNTRUST III OFFICE FLORIDA	854	1,058	290	-	1,058	290	1,348	8	2008
Holy Hill, FL
SUNTRUST III OFFICE GEORGIA	1,499	676	1,703	-	676	1,703	2,379	47	2008
Brunswick, GA
SUNTRUST III OFFICE GEORGIA	1,774	799	2,016	-	799	2,016	2,815	55	2008
Gainesville, GA
UNITED HEALTH - CYPRESS	-	10,000	30,547	-	10,000	30,547	40,547	-	2008
Cypress, CA
UNITED HEALTH - FREDERICK	-	5,100	26,303	-	5,100	26,303	31,403	-	2008
Frederick, MD
UNTIED HEALTH - GREEN BAY	-	4,250	45,725	-	4,250	45,725	49,975	-	2008
Green Bay, WI
UNITED HEALTH - INDIANAPOLIS	10,050	3,500	24,248	-	3,500	24,248	27,748	-	2008
Indianapolis, IN
UNITED HEALTH - ONALASKA	16,545	4,090	2,794	-	4,090	2,794	6,884	-	2008
Onalaska, WI
UNITED HEALTH - WAUWATOSA	4,149	1,800	14,930	-	1,800	14,930	16,730	-	2006
Wauwatosa, WI
WASHINGTON MUTUAL - ARLINGTON	20,115	4,870	30,915	3	4,870	30,918	35,788	2,456	2007
Arlington, TX
WORLDGATE PLAZA	59,950	14,000	79,048	1,500	14,000	80,548	94,548	4,515	2007
Herndon, VA
Apartment
14th STREET - UAB	-	4,250	27,458	-	4,250	27,458	31,708	1,325	2007
Birmingham, AL
ENCINO CANYON APARTMENTS	12,000	1,700	16,443	-	1,700	16,443	18,143	849	2007
San Antonio,TX
FIELDS APARTMENT HOMES	18,700	1,850	29,783	-	1,850	29,783	31,633	2,033	2007
Bloomington, IN
LANDINGS AT CLEARLAKE	18,590	3,770	27,843	-	3,770	27,843	31,613	1,854	2007
Webster,TX
LEGACY AT ART QUARTER	29,851	1,290	35,031	-	1,290	35,031	36,321	219	2008
Oklahoma City, OK
LEGACY CORNER	14,630	1,600	23,765	-	1,600	23,765	25,365	149	2008
Midwest City, OK
LEGACY CROSSING	23,907	1,110	29,297	-	1,110	29,297	30,407	182	2008
Oklahoma City, OK

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LEGACY WOODS	21,190	2,500	31,505	-	2,500	31,505	34,005	198	2007
Edmond, OK
SEVEN PALMS APARTMENTS	18,750	3,550	24,348	5	3,550	24,353	27,903	1,247	2006
Webster,TX
SOUTHGATE APARTMENTS	10,725	1,730	16,356	-	1,730	16,356	18,086	1,742	2007
Louisville,KY
THE RADIAN (PENN) HOUSING	44,946	-	79,997	-	-	79,997	79,997	1,043	2007
Radian, PA
UNIV HOUSE AT GAINESVILLE	23,459	6,561	36,879	-	6,561	36,879	43,440	523	2007
Gainesville, FL
UNIV HOUSE AT HUNTSVILLE	15,260	1,351	26,308	-	1,351	26,308	27,659	422	2007
Huntsville, TX
UNIV HOUSE AT LAFAYETTE	9,292	-	16,357	-	-	16,357	16,357	267	2007
Lafayette, AL
VILLAGES AT KITTY HAWK	11,550	2,070	17,397	-	2,070	17,397	19,467	1,070	2007
Universal City,TX
VILLAS AT SHADOW CREEK	16,117	3,690	24,142	-	3,690	24,142	27,832	154	2007
Pearland, TX
WATERFORD PLACE AT SHADOW CREE	16,500	2,980	24,573	-	2,980	24,573	27,553	1,680	2007
Pearland,TX
Industrial
11500 MELROSE AVE -294 TOLLWAY	4,561	2,500	5,071	-	2,500	5,071	7,571	263	2006
Franklin Park, IL
1800 BRUNING	10,156	10,000	7,971	32	10,000	8,002	18,002	610	2006
Itasca, IL
500 HARTLAND	5,860	1,200	7,459	-	1,200	7,459	8,659	593	2006
Hartland, WI
55th STREET	7,351	1,600	11,115	-	1,600	11,115	12,715	883	2007
Kenosha, WI
AIRPORT DISTRIB CENTER #10	2,042	600	2,861	-	600	2,861	3,461	175	2007
Memphis, TN
AIRPORT DISTRIB CENTER #11	1,539	400	2,120	-	400	2,120	2,520	130	2007
Memphis, TN
AIRPORT DISTRIB CENTER #15	1,203	200	1,651	-	200	1,651	1,851	106	2007
Memphis, TN
AIRPORT DISTRIB CENTER #16	2,714	600	3,750	-	600	3,750	4,350	230	2007
Memphis, TN
AIRPORT DISTRIB CENTER #18	1,007	200	1,317	27	200	1,344	1,544	87	2007
Memphis, TN
AIRPORT DISTRIB CENTER #19	2,546	600	3,866	-	600	3,866	4,466	237	2007
Memphis, TN
AIRPORT DISTRIB CENTER #2	1,734	400	2,282	-	400	2,282	2,682	140	2007
Memphis, TN
AIRPORT DISTRIB CENTER #4	1,287	300	1,662	-	300	1,662	1,962	102	2007
Memphis, TN
AIRPORT DISTRIB CENTER #7	699	200	832	-	200	832	1,032	53	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Memphis, TN
AIRPORT DISTRIB CENTER #8	448	100	630	-	100	630	730	40	2007
Memphis, TN
AIRPORT DISTRIB CENTER #9	811	200	948	-	200	948	1,148	61	2007
Memphis, TN
ANHEUSER BUSCH (PERSIS)	7,550	2,200	13,598	-	2,200	13,598	15,798	635	2007
Devens, MA
ATLAS - BELVIDERE	11,329	1,600	15,521	-	1,600	15,521	17,121	681	2007
Belvidere, IL
ATLAS - CARTERSVILLE	8,273	900	13,112	(39)	900	13,073	13,973	573	2007
Cartersville, GA
ATLAS - DOUGLAS	3,432	75	6,681	-	75	6,681	6,756	292	2007
Douglas, GA
ATLAS - GAFFNEY	3,350	950	5,114	-	950	5,114	6,064	224	2007
Gaffney, SC
ATLAS - GAINESVILLE	7,731	550	12,783	-	550	12,783	13,333	559	2007
Gainesville, GA
ATLAS - PENDERGRASS	14,919	1,250	24,259	-	1,250	24,259	25,509	1,061	2007
Pendergrass, GA
ATLAS - PIEDMONT	13,563	400	23,113	7	400	23,120	23,520	1,011	2007
Piedmont, SC
ATLAS - ST PAUL	8,226	3,890	10,093	-	3,890	10,093	13,983	442	2007
St. Paul, MN
ATLAS-BROOKLYN PARK	7,407	2,640	8,934	-	2,640	8,934	11,574	391	2007
Brooklyn Park, MN
ATLAS-NEW ULM	6,015	900	9,359	-	900	9,359	10,259	410	2007
New Ulm, MN
ATLAS-ZUMBROA	10,242	1,300	16,437	-	1,300	16,437	17,737	719	2006
Zumbrota, MN
BAYMEADOW - GLEN BURNIE	13,824	1,225	23,407	24	1,225	23,431	24,656	1,708	2006
Glen Burnie, MD
C&S - ABERDEEN	22,720	4,650	33,276	13	4,650	33,289	37,939	2,330	2006
Aberdeen, MD
C&S - BIRMINGHAM	-	3,400	40,373	-	3,400	40,373	43,773	706	2008
Birmingham, AL
C&S - NORTH HATFIELD	20,280	4,800	30,103	14	4,800	30,117	34,917	2,108	2006
Hatfield, MA
C&S - SOUTH HATFIELD	10,000	2,500	15,251	11	2,500	15,262	17,762	1,068	2006
Hatfield, MA
C&S - WESTFIELD	29,500	3,850	45,906	13	3,850	45,919	49,769	3,214	2006
Westfield, MA
CLARION	3,172	87	4,790	63	87	4,853	4,940	353	2007
Clarion, IA
COLOMA	10,017	410	17,110	-	410	17,110	17,520	798	2006
Coloma, MI
DEER PARK SEACO	2,965	240	5,271	-	240	5,271	5,511	419	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Deer Park, TX
DELP DISTRIBUTION CENTER #2	1,623	280	2,282	-	280	2,282	2,562	164	2007
Memphis, TN
DELP DISTRIBUTION CENTER #5	1,623	390	2,050	-	390	2,050	2,440	126	2007
Memphis, TN
DELP DISTRIBUTION CENTER #8	1,399	760	1,388	-	760	1,388	2,148	89	2006
Memphis, TN
DORAL - WAUKESHA	1,364	240	2,013	-	240	2,013	2,253	160	2006
Waukesha, WI
HASKELL-ROLLING PLAINS FACILITY	-	45	19,733	-	45	19,733	19,778	212	2008
Haskell, TX
HOME DEPOT - LAKE PARK	-	1,350	24,770	-	1,350	24,770	26,120	-	2008
Valdosta, GA
HOME DEPOT - MACALLA	-	2,800	26,067	-	2,800	26,067	28,867	-	2008
MaCalla, AL
INDUSTRIAL DRIVE	3,709	200	6,812	-	200	6,812	7,012	517	2007
Horican, WI
KINSTON	8,930	460	14,837	-	460	14,837	15,297	821	2006
Kinston, NC
KIRK ROAD	7,863	2,200	11,413	42	2,200	11,455	13,655	908	2007
St. Charles, IL
LIBERTYVILLE ASSOCIATES	14,807	3,600	20,563	-	3,600	20,563	24,163	1,379	2005
Libertyville, IL
McKESSON DISTRIBUTION CENTER	5,760	345	8,952	-	345	8,952	9,297	1,039	2007
Conroe, TX
MOUNT ZION ROAD	24,632	2,570	41,667	-	2,570	41,667	44,237	2,795	2007
Lebanon, IN
OTTAWA	1,768	200	2,905	-	200	2,905	3,105	213	2007
Ottawa, IL
SCHNEIDER ELECTRIC	11,000	2,150	14,720	-	2,150	14,720	16,870	944	2007
Loves Park, IL
SOUTHWIDE INDUSTRIAL CENTER #5	392	122	425	-	122	425	547	27	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #6	1,007	248	1,361	-	248	1,361	1,609	87	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #7	2,014	483	2,792	-	483	2,792	3,275	179	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #8	196	42	286	-	42	286	328	18	2007
Memphis, TN
STONE FORT DISTRIB CENTER #1	6,770	1,910	9,264	(52)	1,910	9,212	11,122	593	2007
Chattanooga, TN
STONE FORT DISTRIB CENTER #4	1,399	490	1,782	-	490	1,782	2,272	114	2006
Chattanooga, TN
THERMO PROCESS SYSTEMS	8,201	1,202	11,995	-	1,202	11,995	13,197	1,282	2007
Sugar Land, TX
TRI-STATE HOLDINGS I	4,665	4,700	3,973	-	4,700	3,973	8,673	279	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Wood Dale, IL
TRI-STATE HOLDINGS II	6,372	1,630	11,252	-	1,630	11,252	12,882	755	2007
Houston, TX
TRI-STATE HOLDINGS III	4,334	650	8,083	-	650	8,083	8,733	542	2007
Mosinee, WI
UNION VENTURE	37,349	4,600	54,292	-	4,600	54,292	58,892	2,218	2007
West Chester, OH
UPS E-LOGISTICS (PERSIS)	9,250	950	18,453	-	950	18,453	19,403	861	2006
Elizabethtown, KY
WESTPORT - MECHANICSBURG	4,029	1,300	6,185	486	1,300	6,671	7,971	469	2006
Mechanicsburg, PA
Hotel
HOMEWOOD - HOUSTON GALLERIA	15,500	1,655	30,587	-	1,655	30,587	32,241	1,870	2008
Houston, TX
COMFORT INN - RIVERVIEW	-	2,220	7,421	165	2,220	7,586	9,806	460	2007
Charleston, SC
COMFORT INN - UNIVERSITY	-	2,137	6,652	235	2,137	6,888	9,025	435	2007
Durham, NC
COMFORT INN - CROSS CREEK	-	571	8,789	45	571	8,835	9,406	795	2007
Fayetteville, NC
COMFORT INN - ORLANDO	-	722	5,278	96	722	5,374	6,096	494	2007
Orlando, FL
COURTYARD BY MARRIOTT QUORUM	18,860	4,000	26,141	274	4,000	26,415	30,415	1,509	2007
Addison, TX
COURTYARD BY MARRIOTT	12,225	4,989	18,988	685	4,989	19,673	24,662	1,475	2007
Ann Arbor, MI
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX	30,810	12,100	40,242	164	12,100	40,407	52,507	2,768	2007
Vienna, VA
COURTYARD - DOWNTOWN AT UAB	10,500	-	20,810	-	-	20,810	20,810	1,218	2008
Birmingham, AL
COURTYARD - FORT MEADE AT NBP	14,400	1,611	22,622	-	1,611	22,622	24,233	1,196	2008
Annapolis Junction, MD
COURTYARD BY MARRIOTT - WEST LANDS END	7,550	1,500	13,416	180	1,500	13,595	15,095	876	2007
Fort Worth, TX
COURTYARD - FT WORTH	15,330	774	45,820	-	774	45,820	46,594	2,442	2008
Fort Worth, TX
COURTYARD BY MARRIOTT	6,790	1,600	13,247	1,112	1,600	14,359	15,959	823	2007
Harlingen, TX
COURTYARD BY MARRIOTT - NORTHWEST	7,263	1,428	15,085	862	1,428	15,946	17,374	1,150	2007
Houston, TX
COURTYARD BY MARRIOTT - WESTCHASE	16,680	4,400	22,626	337	4,400	22,963	27,363	1,369	2007
Houston, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD BY MARRIOTT WEST UNIVERSITY	10,980	2,200	16,408	119	2,200	16,527	18,727	1,030	2007
Houston, TX
COURTYARD BY MARRIOTT - COUNTRY CLUB PLAZA	10,135	3,426	16,349	497	3,426	16,846	20,272	1,678	2007
Kansas City, MO
COURTYARD BY MARRIOTT	10,320	3,200	19,009	99	3,200	19,108	22,308	1,185	2007
Lebanon, NJ
COURTYARD BY MARRIOTT	-	5,272	12,778	489	5,272	13,267	18,539	1,157	2007
Houston, TX
COURTYARD - NEWARK ELIZABETH	16,030	-	35,177	-	-	35,177	35,177	1,758	2008
Elizabeth, NJ
COURTYARD - RICHMOND	11,800	2,173	-	17,250	2,173	17,250	19,423	1,019	2007
Richmond, VA
COURTYARD BY MARRIOTT - ROANOKE AIRPORT	14,651	3,311	22,242	330	3,311	22,572	25,882	1,397	2007
Roanoke, VA
COURTYARD BY MARRIOTT SEATTLE - FEDERAL WAY	22,830	7,700	27,167	225	7,700	27,392	35,092	1,548	2007
Federal Way, WA
COURTYARD BY MARRIOTT CHICAGO- ST.CHARLES	-	1,685	9,355	722	1,685	10,077	11,762	686	2007
St. Charles, IL
COURTYARD BY MARRIOTT - WILLIAM CENTER	16,030	4,000	20,942	1,614	4,000	22,556	26,556	1,250	2007
Tucson, AZ
COURTYARD BY MARRIOTT	-	2,397	18,560	256	2,397	18,817	21,214	1,323	2007
Wilmington, NC
DOUBLETREE - ATLANTA GALLERIA	10,085	1,082	20,397	-	1,082	20,397	21,479	1,124	2008
Alpharetta, GA
DOUBLETREE - WASHINGTON DC	26,398	25,857	56,964	-	25,857	56,964	82,821	2,316	2008
Washington, DC
EMBASSY SUITES - BEACHWOOD	15,066	1,732	42,672	-	1,732	42,672	44,404	2,031	2008
Beachwood, OH
EMBASSY SUITES - BALTIMORE	13,943	2,429	38,927	-	2,429	38,927	41,357	2,178	2008
Hunt Valley, MD
FAIRFIELD INN	-	1,981	6,353	344	1,981	6,697	8,678	612	2007
Ann Arbor, MI
HAMPTON INN SUITES - DENVER	11,880	6,144	26,472	-	6,144	26,472	32,616	1,398	2008
Colorado Springs, CO
HAMPTON INN ATLANTA - PERIMETER CENTER	8,450	2,768	14,072	1,074	2,768	15,145	17,914	933	2007
Atlanta, GA
HAMPTON INN BALTIMORE-INNER HARBOR	13,700	1,700	21,067	37	1,700	21,104	22,804	1,299	2007
Baltimore, MD

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HAMPTON INN RALEIGH-CARY	7,024	2,268	10,503	760	2,268	11,263	13,531	683	2007
Cary, NC
HAMPTON INN UNIVERSITY PLACE	8,164	3,509	11,335	1,340	3,509	12,675	16,184	786	2007
Charlotte, NC
HAMPTON INN SUITES DULUTH-GWINNETT	9,585	488	12,991	1,575	488	14,566	15,053	848	2007
Duluth, GA
HAMPTON INN	-	1,228	7,049	337	1,228	7,386	8,613	462	2007
Durham, NC
HAMPTON INN WHITE PLAINS-TARRYTOWN	15,643	3,200	26,160	839	3,200	26,999	30,199	1,599	2007
Elmsford, NY
HAMPTON INN	-	2,753	3,782	329	2,753	4,112	6,864	294	2007
Jacksonville, NC
HAMPTON INN CRABTREE VALLEY	-	1,168	6,415	637	1,168	7,052	8,220	504	2007
Raleigh, NC
HGI - BOSTON BURLINGTON	15,529	4,095	25,556	-	4,095	25,556	29,651	1,346	2008
Burlington, MA
HGI - COLORADO SPRINGS	8,728	1,400	17,522	-	1,400	17,522	18,922	715	2008
Colorado Springs, CO
HGI - SAN ANTONIO AIRPORT	10,420	1,498	19,484	-	1,498	19,484	20,981	1,053	2008
San Antonio, TX
HGI - WASHINGTON DC	61,000	18,800	64,359	-	18,800	64,359	83,159	3,350	2008
Washington, DC
HILTON GARDEN INN - CHALSEA	30,250	16,095	39,804	88	16,095	39,893	55,988	2,379	2007
New York, NY
HILTON GARDEN INN TAMPA YBOR	9,460	2,400	16,159	601	2,400	16,760	19,160	979	2007
Tampa, FL
HILTON GARDEN INN - AKRON	7,492	900	11,556	(600)	900	10,956	11,856	632	2007
Akron, OH
HILTON GARDEN INN ALBANY AIRPORT	12,050	1,645	20,263	1,063	1,645	21,326	22,971	1,333	2007
Albany, NY
HILTON GARDEN INN ATLANTA WINWARD	10,503	1,030	18,206	890	1,030	19,095	20,126	1,178	2007
Alpharetta, GA
HILTON GARDEN INN	19,928	2,920	27,995	1,056	2,920	29,050	31,970	1,790	2007
Evanston, IL
HILTON GARDEN INN RALEIGH -DURHAM	-	2,754	26,050	1,117	2,754	27,167	29,921	1,681	2007
Raleigh, NC
HILTON GARDEN INN	21,680	8,900	25,156	1,032	8,900	26,187	35,087	1,507	2007
Westbury, NY
HILTON GARDEN INN	9,530	6,354	10,328	102	6,354	10,430	16,784	1,046	2007
Wilmington, NC
HILTON GARDEN INN HARTFORD NORTH	10,384	5,606	13,892	837	5,606	14,729	20,335	951	2007
Windsor, CT
HILTON GARDEN INN PHOENIX	22,551	5,114	57,105	-	5,114	57,105	62,219	2,510	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Phoenix, AZ
HILTON - UNIVERSITY OF FLORIDA	27,775	-	50,407	4,118	-	54,525	54,525	3,380	2007
Gainesville, FL
HOLIDAY INN EXPRESS - CLEARWATER GATEWAY	-	2,283	6,202	1,862	2,283	8,064	10,346	712	2007
Clearwater, FL
HOLIDAY INN HARMON MEADOW SECAUCUS	-	-	23,291	2,114	-	25,406	25,406	1,600	2007
Secaucus, NJ
HOMEWOOD SUITES	10,160	2,400	18,071	2,520	2,400	20,591	22,991	1,254	2007
Albuquerque, NM
HOMEWOOD SUITES	12,930	4,300	15,629	2,352	4,300	17,981	22,281	1,042	2007
Baton Rouge, LA
HOMEWOOD SUITES	12,747	1,478	19,404	3,139	1,478	22,543	24,021	1,350	2007
Cary, NC
HOMEWOOD SUITES HOUSTON - CLEARLAKE	7,222	1,235	12,655	995	1,235	13,651	14,886	773	2007
Houston, TX
HOMEWOOD SUITES	7,950	2,403	10,441	1,484	2,403	11,925	14,328	791	2007
Durham, NC
HOMEWOOD SUITES	9,900	721	9,592	2,362	721	11,954	12,675	793	2007
Lake Mary, FL
HOMEWOOD SUITES METRO CENTER	6,330	2,684	9,740	2,489	2,684	12,229	14,913	718	2007
Phoenix, AZ
HOMEWOOD SUITES	11,800	3,203	21,300	155	3,203	21,455	24,658	1,784	2007
Princeton, NJ
HOMEWOOD SUITES CRABTREE VALLEY	12,869	2,194	21,292	2,034	2,194	23,326	25,520	1,519	2007
Raleigh, NC
HOMEWOOD SUITES CLEVELAND SOLON	5,490	1,900	10,757	1,409	1,900	12,166	14,066	693	2007
Solon, OH
HOMEWOOD SUITES COLORADO SPRINGS NORTH	7,830	2,900	14,011	2,430	2,900	16,441	19,341	1,091	2007
Colorado Springs, CO
HYATT REGENCY - OC	-	18,688	93,384	-	18,688	93,384	112,072	850	2008
Orange County, CA
HYATT - BOSTON/MEDFORD	13,404	2,766	29,141	-	2,766	29,141	31,907	1,747	2008
Medford, MA
MARRIOTT - ATL CENTURY CENTER	16,705	-	36,571	-	-	36,571	36,571	2,435	2008
Atlanta, GA
MARRIOTT - CHICAGO - MED DIST UIC	13,000	8,831	17,911	-	8,831	17,911	26,742	785	2008
Chicago, IL
Marriott - WOODLANDS WATERWAY	-	5,500	98,886	17,533	5,500	116,419	121,919	5,763	2007
Woodlands, TX
QUALITY SUITES	10,350	1,331	13,709	1,121	1,331	14,829	16,161	957	2007
Charleston, SC
RESIDENCE INN - BALTIMORE	40,040	-	55,410	-	-	55,410	55,410	2,805	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Baltimore, MD
RESIDENCE INN	6,900	1,700	12,629	583	1,700	13,213	14,913	788	2007
Brownsville, TX
RESIDENCE INN - CAMBRIDGE	44,000	10,346	72,735	-	10,346	72,735	83,080	3,499	2008
Cambridge, MA
RESIDENCE INN SOUTH BRUNSWICK-CRANBURY	10,000	5,100	15,368	1,336	5,100	16,704	21,804	956	2007
Cranbury, NJ
RESIDENCE INN CYPRESS - LOS ALAMITS	20,650	9,200	25,079	1,962	9,200	27,041	36,241	1,552	2007
Cypress, CA
RESIDENCE INN DFW AIRPORT NORTH	9,560	2,800	14,782	270	2,800	15,052	17,852	883	2007
Dallas-Fort Worth, TX
RESIDENCE INN PARK CENTRAL	8,970	2,600	17,322	1,575	2,600	18,897	21,497	1,087	2007
Dallas , TX
RESIDENCE INN SOMERSET-FRANKLIN	9,890	3,100	14,322	1,297	3,100	15,619	18,719	890	2007
Franklin , NJ
RESIDENCE INN	10,810	5,300	14,632	1,497	5,300	16,130	21,430	889	2007
Hauppauge, NY
RESIDENCE INN WESTCHASE	12,550	4,300	16,969	221	4,300	17,190	21,490	1,026	2007
Westchase, TX
RESIDENCE INN WEST UNIVERSITY	13,100	3,800	18,834	268	3,800	19,102	22,902	1,191	2007
Houston, TX
RESIDENCE INN NASHVILLE AIRPORT	12,120	3,500	14,147	383	3,500	14,530	18,030	862	2007
Nashville, TN
RESIDENCE INN	7,500	1,688	10,812	2,065	1,688	12,877	14,565	1,243	2007
Phoenix, AZ
RESIDENCE INN - POUGHKEEPSIE	13,350	1,003	24,590	-	1,003	24,590	25,593	1,349	2008
Poughkeepsie, NY
RESIDENCE INN ROANOKE AIRPORT	5,648	500	9,499	83	500	9,582	10,082	691	2007
Roanoke, VA
RESIDENCE INN WILLIAMS CENTRE	12,770	3,700	17,601	357	3,700	17,959	21,659	1,122	2007
Tucson, AZ
RESIDENCE INN - NEWARK ELIZABETH	18,710	-	41,096	-	-	41,096	41,096	2,066	2008
Elizabeth, NJ
SPRINGHILL SUITES	9,130	3,200	14,833	115	3,200	14,948	18,148	882	2007
Danbury, CT
TOWNEPLACE SUITES NORTHWEST	7,082	5,332	8,301	964	5,332	9,265	14,597	798	2007
Austin, TX
TOWNEPLACE SUITES BIRMINGHAM-HOMEWOOD	-	2,220	7,307	1,029	2,220	8,336	10,556	755	2007
Birmingham, AL
TOWNEPLACE SUITES NORTHWEST	4,900	2,065	5,223	761	2,065	5,984	8,049	560	2007
College Station, TX
TOWNEPLACE SUITES NORTHWEST - CLEARLAKES	5,815	2,267	9,037	892	2,267	9,929	12,196	767	2007
Houston, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
TOWNEPLACE SUITES NORTHWEST	-	1,607	11,644	946	1,607	12,590	14,198	929	2007
Houston, TX
RALEIGH HILLSBOROUGH	-	2,605	-	-	2,605	-	2,605	-	2007
Raleigh, NC

TOTAL:	4,182,787	1,481,920	6,555,615	179,407	1,481,920	6,735,022	8,216,942	406,235

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2008

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2008 for Federal income tax purposes was approximately $8,370,000,000 (unaudited).

(C)

Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)

Reconciliation of real estate owned:

	2008	2007	2006

Balance at January 1,	$6,167,090	2,245,907	710,506
Acquisitions and capital improvements	2,184,330	4,089,650	1,698,654
Intangible assets	(93,870)	(190,681)	(182,171)
Intangible liabilities	5,968	22,214	18,918
Sales	(46,576)	-	-

Balance at December 31,	$8,216,942	6,167,090	2,245,907

(E)

Reconciliation of accumulated depreciation:

Balance at January 1,	$160,046	38,983	2,751
Depreciation expense	246,189	121,063	36,232

Balance at December 31,	$406,235	160,046	38,983

(F)

Depreciation is computed based upon the following estimated lives:

Buildings and improvements	5-30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5-10 years

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2008, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2009 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2009, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlandamerican.com.  We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2009 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2009, and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2009 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2009, and is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2009 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2009, and is incorporated by reference into this Item 13.

Item 14.   Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2009 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2009, and is incorporated by reference into this Item 14.

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

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2008 is submitted herewith.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 31, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert D. Parks Name: Robert D. Parks	Director and chairman of the board	March 31, 2009
By: /s/ Brenda G. Gujral Name: Brenda G. Gujral	Director and president (principal executive officer)	March 31, 2009
By: /s/ Lori J. Foust Name: Lori J. Foust	Treasurer and principal financial officer	March 31, 2009
By: /s/ Jack Potts Name: Jack Potts	Principal accounting officer	March 31, 2009
By: /s/ J. Michael Borden Name: J. Michael Borden	Director	March 31, 2009
By: /s/ David Mahon Name: David Mahon	Director	March 31, 2009
By: /s/ Thomas F. Meagher Name: Thomas F. Meagher	Director	March 31, 2009
By: /s/ Paula Saban Name: Paula Saban	Director	March 31, 2009
By: /s/ William J. Wierzbicki Name: William J. Wierzbicki	Director	March 31, 2009
By: /s/ Thomas F. Glavin Name: Thomas F. Glavin	Director	March 31, 2009

Exhibit Index

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

2.3

Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 25, 2008)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2006 (file number 333-139504))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.2.1

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.2

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.3

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.4

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005)

10.2.5

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2.6

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2.7

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2.8

First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.3

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Escrow Agreement, dated as of July 30, 2007, by and among Inland American Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.5

Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 18, 2005 (file number 333-122743))

10.6

Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc. and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.7

Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.8

Shareholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.9

Supplemental Shareholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.10

Purchase and Sale Agreement between The Woodlands Hotel, L.P., as seller, and Inland American Lodging Acquisition, Inc., as purchaser, dated as of August 22, 2007, as amended (incorporated by reference to Exhibit 10.151 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on December 11, 2007)

10.11

Purchase and Sale Agreement between SunTrust Bank, a Georgia banking corporation, and Inland Real Estate Acquisitions, Inc., an Illinois corporation, dated as of September 27, 2007 (incorporated by reference to Exhibit 10.152 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 14, 2007)

10.12

Assignment and Assumption of Purchase and Sale Agreement, dated November 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio, L.L.C. (incorporated by reference to Exhibit 10.153 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 14, 2007)

10.13

Loan Agreement, dated as of December 17, 2007, between the entities set forth on Schedule I of the Agreement, Bear Stearns Commercial Mortgage, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.154 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.14

Promissory Note A-1, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.155 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.15

Promissory Note A-2, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bear Stearns Commercial Mortgage, Inc. (incorporated by reference to Exhibit 10.156 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.16

Promissory Note A-3, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.157 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.17

Promissory Note A-4, dated as of December 17, 2007, made by certain entities set forth on Schedule I of the Promissory Note in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.158 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.18

Guaranty Agreement Regarding PIP Requirements, dated as of December 17, 2007, by Inland American Real Estate Trust, Inc. in favor of Bear Stearns Commercial Mortgage, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.159 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.19

Indemnity Agreement, dated as of December 17, 2007, by certain entities set forth on Schedule I of the Agreement and Inland American Real Estate Trust, Inc. in favor of Bear Stearns Commercial Mortgage, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.160 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2007)

10.20

Loan and Security Agreement, dated as of December 10, 2007, by and between Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. and LaSalle Bank National Association, as amended (incorporated by reference to Exhibit 10.161 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.21

Promissory Note, dated as of December 10, 2007, made by Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.162 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.22

Contribution Agreement, dated as of December 10, 2007, by and between Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. (incorporated by reference to Exhibit 10.163 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.23

Guaranty of Payment, dated as of December 10, 2007, by Inland American Real Estate Trust, Inc. for the benefit of LaSalle Bank National Association (incorporated by reference to Exhibit 10.164 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.24

Confirmation to Inland American ST Portfolio, L.L.C. and Inland American ST Florida Portfolio, L.L.C. from LaSalle Bank National Association (incorporated by reference to Exhibit 10.165 to the Registrant’s Form 8-K/A, as filed by the Registrant with the Securities and Exchange Commission on December 10, 2007)

10.25

Purchase and Sale Agreement between SunTrust Bank, a Georgia banking corporation, and Inland Real Estate Acquisitions, Inc., an Illinois corporation, dated as of October 17, 2007 (incorporated by reference to Exhibit 10.166 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.26

Assignment and Assumption of Purchase and Sale Agreement, dated November 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.167 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.27

Assignment and Assumption of Purchase and Sale Agreement, dated November 30, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio II, L.L.C. (incorporated by reference to Exhibit 10.168 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.28

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.169 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.29

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio III, L.L.C. (incorporated by reference to Exhibit 10.170 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.30

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio IV, L.L.C. (incorporated by reference to Exhibit 10.171 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.31

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American ST Portfolio V, L.L.C. (incorporated by reference to Exhibit 10.172 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.32

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and IA Branch Portfolio, L.L.C. (incorporated by reference to Exhibit 10.173 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.33

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.174 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.34

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.175 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.35

Assignment and Assumption of Purchase and Sale Agreement, dated March 17, 2008, by and between Inland Real Estate Acquisitions, Inc. and Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.176 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008)

10.36

Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2008)

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