Form 10-K/A
period 2008-12-31
Inland American Real Estate Trust, Inc.
filed 2009-03-31
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend Item 8, “Consolidated Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”). The Amendment is being filed to include the signed Report of Independent Registered Public Accounting Firm, which was inadvertently omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part II

Item  8.

Consolidated Financial Statements and Supplementary Data

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

March 30, 2009

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

List of documents filed:

(3)

Exhibits:

The list of exhibits filed as part of this Amendment No. 1 to Form 10-K is set forth in (b) below and on the Exhibit Index attached hereto.

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

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

* Filed as part of this Amendment No. 1 to Form 10-K.

1