Form 10-Q
period 2009-03-31
Inland American Real Estate Trust, Inc.
filed 2009-05-15
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes X       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐      No ☐

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

Yes  ☐     No  X

As of May 11, 2009, there were 807,907,740 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Assets:
Investment properties:
Land	$1,578,060	$1,481,920
Building and other improvements	7,268,454	6,735,022
Construction in progress	340,921	318,440
Total	9,187,435	8,535,382
Less accumulated depreciation	(481,016)	(406,235)
Net investment properties	8,706,419	8,129,147
Cash and cash equivalents	748,658	945,225
Restricted cash and escrows	78,632	72,704
Investment in marketable securities (Note 7)	190,561	229,149
Investment in unconsolidated entities (Note 2)	543,635	742,510
Accounts and rents receivable (net of allowance of $5,750 and $3,064)	77,090	70,212
Notes receivable (Note 6)	493,688	480,774
Due from related parties (Note 5)	-	750
Intangible assets, net	411,028	383,509
Deferred costs, net	45,689	45,323
Other assets	30,155	34,585
Deferred tax asset	2,785	2,978
Total assets	$11,328,340	$11,136,866

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable (Note 9)	$4,884,734	$4,437,997
Accounts payable and accrued expenses	51,933	49,305
Distributions payable	33,303	40,777
Accrued real estate taxes	28,412	31,371
Advance rent and other liabilities	96,636	82,568
Intangible liabilities, net	55,159	43,722
Other financings	47,762	47,762
Due to related parties (Note 5)	5,353	4,607
Deferred income tax liability	1,470	1,470
Total liabilities	5,204,762	4,739,579

Noncontrolling redeemable interests (Note 3)	264,132	264,132
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 801,915,013 and 794,574,007 shares issued and outstanding	802	795
Additional paid in capital (net of offering costs of $823,951 and $800,019, of which $783,864 and $762,612 was paid or accrued to affiliates	7,188,440	7,129,945
Accumulated distributions in excess of net income (loss)	(1,280,422)	(1,011,757)
Accumulated other comprehensive income (loss)	(69,055)	(6,421)

Total Company stockholders’ equity	5,839,765	6,112,562

Noncontrolling interests (Note 3)	19,681	20,593

Total equity	5,859,446	6,133,155

Total liabilities and equity	$11,328,340	$11,136,866

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Income:
Rental income	$128,247	$97,474
Tenant recovery income	20,493	18,090
Other property income	5,698	3,065
Lodging income	119,838	116,893

Total income	274,276	235,522

Expenses:
General and administrative expenses to related parties	2,827	2,192
General and administrative expenses to non-related parties	11,993	4,435
Property and lodging operating expenses to related parties	6,200	4,935
Property operating expenses to non-related parties	22,459	16,356
Lodging operating expenses	75,303	68,254
Real estate taxes	21,816	16,409
Depreciation and amortization	92,928	73,072
Business manager management fee	4,000	-

Total expenses	237,526	185,653

Operating income	$36,750	$49,869

Interest and dividend income	18,443	17,627
Other income (loss)	385	(585)
Interest expense	(58,707)	(49,763)
Loss on consolidated investment (Note 1)	(148,887)	-
Equity in earnings (loss) of unconsolidated entities	(9,384)	2,137
Impairment of investment in unconsolidated entities	-	(1,419)
Realized loss and impairment on securities, net	(4,052)	(3,912)

Income (loss) before income taxes	$(165,452)	$13,954

Income tax expense (Note 11)	$(1,581)	$(518)

Net income (loss)	$(167,033)	$13,436

Less: Net income attributable to noncontrolling interests	(2,209)	(2,379)

Net income (loss) attributable to Company	$(169,242)	$11,057

Other comprehensive income:
Unrealized gain (loss) on investment securities	(67,002)	10,655
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	4,052	3,912
Unrealized gain (loss) on derivatives	316	(4,404)

Comprehensive income (loss)	$(231,876)	21,220

Net income (loss) per common share, basic and diluted (Note 13)	$(.21)	.02

Weighted average number of common shares outstanding, basic and diluted	800,227,755	575,543,596

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2009

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net income (loss)	-	-	-	(169,242)	-	(102)	(169,344)	2,311
Unrealized loss on investment securities	-	-	-	-	(67,002)	-	(67,002)	-
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	4,052	-	4,052	-
Unrealized gain on derivatives	-	-	-	-	316	-	316	-
Distributions declared	-	-	-	(99,423)	-	(810)	(100,233)	(2,311)
Proceeds from offering	20,890,667	20	208,470	-	-	-	208,490	-
Offering costs	-	-	(23,931)	-	-	-	(23,931)	-
Proceeds from distribution reinvestment program	6,617,826	7	62,866	-	-	-	62,873	-
Shares repurchased	(20,167,487)	(20)	(188,918)	-	-	-	(188,938)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	8	-	-	-	8	-

Balance at March 31, 2009	801,915,013	$802	$7,188,440	$(1,280,422)	$(69,055)	$19,681	$5,859,446	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2007	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$23,783	$4,637,878	$264,132

Net income	-	-	-	11,057	-	68	11,125	2,311
Unrealized gain on investment securities	-	-	-	-	10,655	-	10,655	-
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	3,912	-	3,912
Unrealized loss on derivatives	-	-	-	-	(4,404)	-	(4,404)	-
Distributions declared	-	-	-	(89,291)	-	(1,115)	(90,406)	(2,311)
Proceeds from offering	51,100,594	51	511,853	-	-	-	511,904	-
Offering costs	-	-	(54,216)	-	-	-	(54,216)	-
Proceeds from distribution reinvestment program	5,408,790	6	51,375	-	-	-	51,381	-
Shares repurchased	(1,116,748)	(1)	(9,581)	-	-	-	(9,582)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	43	-	-	-	43	-

Balance at March 31, 2008	603,561,625	$604	$5,405,184	$(306,119)	$(54,115)	$22,736	$5,068,290	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss)	$(167,033)	$13,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	74,781	55,801
Amortization	18,147	17,271
Amortization of loan fees	1,900	2,011
Amortization on acquired above market leases	609	662
Amortization on acquired below market leases	(785)	(716)
Amortization of mortgage discount	354	371
Amortization of lease inducement	36	-
Amortization of note receivable discount	(2,767)	-
Amortization of above/below market ground leases	56	-
Loss on consolidated investment	148,887	-
Straight-line rental income	(4,762)	(4,220)
Straight-line rental expense	(32)	21
Other expense (income)	(385)	280
Equity in (earnings) loss of unconsolidated entities	9,384	(2,137)
Distributions from unconsolidated entities	207	4,717
Impairment of investment in unconsolidated entities	-	1,419
Discount on shares issued to affiliates and issuance of stock options	8	43
Impairment of investments in securities	4,052	3,912
Changes in assets and liabilities:
Accounts and rents receivable	(1,743)	(6,335)
Accounts payable and other liabilities	970	(7,980)
Due to related parties	(1,571)	-
Other assets	2,790	(15,109)
Accrued real estate taxes	(3,545)	913
Prepaid rental and recovery income	7,726	5,355

Net cash flows provided by operating activities	87,284	69,715

Cash flows from investing activities:
Purchase of RLJ Hotels	-	(503,065)
Consolidation of LIP-H	1,757	-
Purchase of investment securities	(28,414)	(86,127)
Restricted escrows	(3,855)	(21,625)
Rental income under master leases	402	166
Acquired in-place lease intangibles	(42,426)	(12,544)
Tenant improvement payable	(32)	(185)
Purchase of investment properties	(182,472)	(170,975)
Capital expenditures and tenant improvements	(15,190)	(61,083)
Acquired above market leases	(3,551)	-
Acquired below market leases	12,270	-
Investment in development projects	(31,309)	(84,442)
Investment in unconsolidated entities	(10,742)	(114,699)
Distributions from unconsolidated entities	10,440	2,317
Payment of leasing and franchise fees	(858)	(98)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Funding of note receivable	-	(34,145)
Payoff of note receivable	53	(10,823)
Other assets	2,500	54,379

Net cash flows used in investing activities	(291,427)	(1,042,949)

Cash flows from financing activities:
Proceeds from offering	211,448	511,903
Proceeds from the distribution reinvestment plan	62,873	51,381
Shares repurchased	(179,606)	(9,582)
Payment of offering costs	(22,526)	(54,155)
Proceeds from mortgage debt and notes payable	45,988	457,327
Payoffs of mortgage debt	(6,006)	-
Principal payments of mortgage debt	(1,361)	(586)
Proceeds from margin securities debt	7,882	68,851
Payment of loan fees and deposits	(1,848)	(4,857)
Distributions paid	(106,897)	(86,556)
Distributions paid to noncontrolling interests	(810)	(1,114)
Distributions paid to noncontrolling redeemable interests	(2,311)	(2,311)
Due from related parties	750	1,023
Due to related parties	-	643

Net cash flows provided by financing activities	7,576	931,967

Net decrease in cash and cash equivalents	(196,567)	(41,267)
Cash and cash equivalents, at beginning of period	945,225	409,360

Cash and cash equivalents, at end of period	$748,658	$368,093

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(486,999)	$(170,991))
Tenant and real estate tax liabilities assumed at acquisition	1,410	16
Assumption of mortgage debt at acquisition	303,117	-

	(182,472)	(170,975)

Purchase of RLJ Hotels	-	(932,200)
Assumption of mortgage debt at acquisition	-	426,654
Liabilities assumed at acquisition	-	2,481

	-	(503,065)

Cash paid for interest	$52,290	$50,202

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$33,303	$30,743

Accrued offering costs payable	$2,606	$5,141

Write off of in-place lease intangibles, net	$1,004	$451

Write off of above market lease intangibles, net	$10	$-

Write off of below market lease intangibles, net	$-	$8

Consolidation of LIP-H	$135,686	$-

Assumption of mortgage debt at consolidation of LIP-H	$(96,763)	$-

Liabilities assumed at consolidation of LIP-H	$(3,584)	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2008, which are included in the Company's 2008 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report.  In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties, multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada.  Under the Business Management Agreement (the "Agreement") between the Company and Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, the Business Manager serves as the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.  Effective April 6, 2009, the Company has elected to terminate its follow-on offering.  On March 31, 2009, the Company filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to stockholders.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property, or net worth and federal income and excise taxes on its undistributed income.

The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal, state, and local income tax at regular corporate tax rates. The Company’s hotels are leased to certain of the Company’s taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

Acquisitions

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value.   SFAS 141(R) broadens the scope of what qualifies as a business combination to include the acquisition of an operating property by the Company.  All costs related to the acquisition of a business that were previously capitalized as a component of the acquisition are now expensed under SFAS 141(R). The initial adoption of SFAS 141(R), as of January 1, 2009, did not have a material impact on our financial position or results of operations. In the three months ended March 31, 2009, the Company incurred $2,742 of acquisition costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.  SFAS 141(R) may have more of a significant impact on our consolidated financial statements in the future depending on our acquisition activity.

LIP-H Consolidation

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  The Company’s subsidiary invested $227 million in exchange for the Class A Participating Preferred Interests of LIP-H, which entitles the Company’s subsidiary to a 9.5% preferred dividend and two of the five board seats of LIP-H. The Company’s investment was used to acquire eight operating properties and funding for a mezzanine loan to LIP Development.  As of December 31, 2008, the Company accounted for this investment as an unconsolidated entity (see Note 2).

On January 6, 2009, the Company’s subsidiary was granted a third seat on the board of LIP-H. The third board seat gives effective control over LIP-H to the Company’s subsidiary, resulting in the consolidation of LIP-H as of January 6, 2009. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth (the other venture partner of LIP-H). The mezzanine loan with LIP-D was secured primarily by development projects at various stages of completion, including vacant land.

On April 27, 2009, the Company took actions through LIP-H to secure the collateral and protect LIP-H’s rights under the mezzanine loan. On May 1, 2009, the borrowers under the mezzanine loan filed for bankruptcy protection.  LIP-H is in the process of asserting its rights under the mezzanine loan and initiating actions to protect its collateral.

The Company’s control of LIP-H was accounted as a business combination pursuant to SFAS 141(R), which required the Company to record the assets and liabilities of LIP-H at fair value. The Company valued the eight operating properties using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The Company estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments.  The mezzanine loan was based on the expected contractual cash flows discounted using a rate adjusted for the risks associated with the bankruptcy and litigation process and time and effort in working through a bankruptcy to access the collateral under the mezzanine loan. The bankruptcy will most likely extend the development and leasing timeline and cost for the collateral as third party lenders, contractors and potential tenants are expected to not be willing to transact with an entity during the bankruptcy process or will need significant cost concessions as additional risk consideration.  These factors resulted in the valuation of the mezzanine loan at $10,200 and loss on a consolidated investment of $148,887.  The Company also valued the non-controlling interest in LIP-H at zero.  No consideration was given by the Company as part of this consolidation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

Investments in properties	$124,187

Notes receivable	$10,200

Other assets	$3,056

Total assets acquired	$137,443

Debt	$96,763

Other liabilities	$3,584

Net assets acquired	$37,096

The following table summarizes the investment in LIP-H from December 31, 2008 to March 31, 2009.

Investments in unconsolidated entities at 12/31/08	$185,983

Loss of consolidated venture	$148,887

Net assets acquired	$37,096

 (2)  Investment in Unconsolidated Entities

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

Entity	Description	Ownership %	Investment at March 31, 2009	Investment at December 31, 2008
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$197,790	$201,798

Cobalt Industrial REIT II	Industrial portfolio	27%	71,273	66,217

LIP Holdings, LLC	Diversified real estate fund	(a)	-	185,983

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	74,894	76,258

Concord Debt Holdings, LLC	Real estate loan fund	(b)	58,079	67,859

Wakefield Capital, LLC	Senior housing portfolio	(c)	94,849	97,267

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

Entity	Description	Ownership %	Investment at March 31, 2009	Investment at December 31, 2008
Other Unconsolidated Entities	Various Investments	Various	46,750	47,128

			$543,635	$742,510

(a)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  As of March 31, 2009, this joint venture is consolidated into the financial statements of the Company.  (See Note 1).

(b)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, which originates and acquires real estate securities and real estate related loans.  Under the terms of the joint venture agreement, the Company initially contributed $20,000 to the venture in exchange for preferred membership interests in the venture, with additional contributions, up to $100,000.

(c)

On July 9, 2008, the Company invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend.  Wakefield owns 117 senior living properties containing 7,298 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

Combined Financial Information

The Company's carrying value of its Investment in Unconsolidated Entities differs from its share of the partnership or members equity reported in the balance sheet of the Unconsolidated Entities due to the Company's cost of its investment in excess of the historical net book values of the Unconsolidated Entities. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 30 years.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,236,641	$2,354,601
Real estate debt and securities investments	948,534	984,158
Other assets	295,256	481,621

Total Assets	3,480,431	3,820,380

Liabilities and Partners' and Shareholders’/Members’ Equity:

Mortgage debt	2,125,389	2,210,938
Other liabilities	103,344	129,360
Partners' and Shareholders'/Members’ Equity	1,251,698	1,480,082

Total Liabilities and Partners' and Shareholders'/Members’ Equity	3,480,431	3,820,380

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

	March 31, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)

Company’s share of Partners' and Shareholders'/Members’ Equity	526,502	724,197
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $913 and $775, respectively)	17,133	18,313

Carrying value of investments in unconsolidated entities	$543,635	$742,510

	Three months ended March 31, 2009	Three months ended March 31, 2008
Statements of Operations:
Revenues	$71,060	$49,330

Expenses:
Interest expense and loan cost amortization	25,177	14,024
Depreciation and amortization	25,229	15,474
Operating expenses, ground rent and general and administrative expenses	21,119	26,810
Impairments and realized losses	37,789	-

Total expenses	109,314	56,308

Net loss	$(38,254)	(6,978)

Company’s share of:
Net income (loss), net of excess basis depreciation of $138 and $394	(9,384)	2,137
Depreciation and amortization (real estate related)	17,597	7,436

In the table above, the balances as of December 31, 2008 and for the three months ended March 31, 2008 include amounts for LIP-H, which has been consolidated as of March 31, 2009 (See Note 1).

(3) Noncontrolling Interests

On January 1, 2009, the Company adopted SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. SFAS No. 160 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. SFAS No. 160 also establishes a single method of accounting for transactions that change a parent's ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary. The Statement also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141 (Revised) "Business Combinations" and eliminates the requirement to apply purchase accounting to a parent’s acquisition of noncontrolling ownership interests in a subsidiary.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

As of March 31, 2009 and December 31, 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual arrangements. Upon adoption of SFAS No. 160, balances attributable to these noncontrolling interests were reclassified as a separate component of equity as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity pursuant to Emerging Issues Task Force (EITF) Topic No. D-98 "Classification and Measurement of Redeemable Securities" (EITF D-98)  The noncontrolling interest is reported as noncontrolling redeemable interest in the Company's financial statements with a balance of $264,132 as of March 31, 2009 and December 31, 2008.

Consolidated net income and comprehensive income were reclassified to include the amounts attributable to the noncontrolling interests. The noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity pursuant to EITF D-98 and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

(4)  Fair Value of Financial Instruments

The carrying value of the Company's mortgage debt was $4,843,654 and $4,405,558 and its estimated fair value was $4,676,694 and $4,268,709 as of March 31, 2009 and December 31, 2008, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The estimated fair value of the Company’s notes receivable was $474,602 and $478,561 as of March 31, 2009 and December 31, 2008, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

(5)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2009 and 2008.

		For the three months ended
		March 31, 2009	March 31, 2008
General and administrative:
General and administrative reimbursement	(b)	2,439	1,464
Loan servicing	(c)	115	68
Affiliate share purchase discounts	(i)	8	42
Investment advisor fee	(h)	265	618
Total general and administrative to related parties		2,827	2,192

Property management fees	(g)	6,400	5,135
Business manager fee	(e)	4,000	-
Acquisition reimbursements capitalized	(b)	-	273
Acquisition fees	(f)	-	22,334

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

		For the three months ended
		March 31, 2009	March 31, 2008
Loan placement fees	(d)	650	1,054
Offering costs	(a)	21,252	51,468

(a)

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings.  In addition, a related party of the Business Manager was entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders' equity accounts.  $1,694 and $693 was unpaid as of March 31, 2009 and December 31, 2008, respectively, and is included in the offering costs described above.

(b)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.  Such costs are included in general and administrative expenses to related parties, professional services to related parties, and acquisition cost expenses to related parties.  $2,165 and $2,401 remained unpaid as of March 31, 2009 and December 31, 2008, respectively.

(c)

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Such costs are included in general and administrative expenses to related parties on the consolidated statements of operations.  Effective May 1, 2007, the agreement allows for fees totaling 225 dollars per month, per loan for the Company and 200 dollars per month, per loan for MB REIT.  Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties.   The Company’s lodging properties will continue to be billed at 225 dollars per month, per loan and MB REIT at 200 dollars per month, per loan.

(d)

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees and amortized over the respective loan term.

(e)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the three months ended March 31, 2009 and 2008, average invested assets were $9,931,344 and $7,705,379 and operating expenses, as defined, were $11,578 and $6,112 or .47%, and .32%, respectively, of average invested assets.  The Company incurred fees of $4,000 and $0 for the three months ended March 31, 2009 and 2008, respectively, of which $0 remained unpaid as of March 31, 2009 and December 31, 2008.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $4,000 and $0 paid for the three months ended March 31, 2009 and the three months ended March 31, 2008, respectively.

(f)

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest.  The Company incurred fees of $0 and $22,334 for the three months ended March 31, 2009 and 2008, of which $0 remained unpaid as of March 31, 2009 and December 31, 2008, respectively.

(g)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Of the $6,400 paid for the three months ended March 31, 2009, $200 was capitalized for the leasing department and is included in deferred costs, net on the consolidated balance sheets.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.

(h)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.  The Company incurred expenses totaling $265 and $618 during the three months ended March 31, 2009 and 2008, respectively, of which $179 and $197 remained unpaid as of March 31, 2009 and December 31, 2008, respectively.  Such costs are included in general and administrative expenses to related parties on the consolidated statements of operations.

(i)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 11,521 and 41,124 shares to related parties and recognized an expense related to these discounts of $8 and $42 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company has $25,250 on deposit with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

On February 24, 2009, the Company purchased 35,000 Inland Real Estate Corporation (IRC) convertible bonds for $24,959 with a face value of $35,000 from an unaffiliated third party.  The bonds are each convertible into 48.2824 shares of IRC common stock, for a total of 1,689,884 potential shares of IRC.

On April 30, 2009, the Company purchased two properties from Inland Western Retail Real Estate Trust, Inc., a related party, for approximately $99,000.  The Company assumed debt of $63,100, with a rate of 4.3% in the transaction.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

 (6)  Notes Receivable

The Company's notes receivable balance was $493,688 and $480,774 as of March 31, 2009 and December 31, 2008, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on vacant land, shopping centers and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 2.07% to 13.12% per annum.  For the three months ended March 31, 2009 and 2008, the Company recorded interest income from notes receivable of $8,491 and $6,074, which is included in the interest and dividend income on the consolidated statements of operations.

Certain of the Company’s mortgage notes receivable with a cumulative outstanding balance of $261,827 are in default and considered impaired pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan an amendment of SFAS 5 and 15. The Company obtained third party appraisals of the underlying collateral for purposes of management’s assessment of the value of the collateral. Based on the appraisals obtained as well as other information regarding the underlying collateral, the Company determined that the fair value of the collateral was in excess of the outstanding note receivable balance and no impairment was recognized.  One of the defaulted mortgage notes receivable of $45,000 is on non-accrual status and the Company did not recognize any interest income for the three months ended March 31, 2009.  The Company has recognized interest on the remaining three notes receivable, with a cumulative balance of $216,827, for the three months ended March 31, 2009 as the interest due for the period has been received by the Company.

(7)  Investment in Marketable Securities

Investment in marketable securities of $190,561 at March 31, 2009 consists of preferred and common stock investments in other REITs which are classified as available-for-sale securities and recorded at fair value.

The Company also has investments in commercial mortgage backed securities which are classified as available-for-sale securities pursuant to SFAS No. 115, Accounting for Investments in Debt and Equity Securities.  These securities have a fair value of $30,014 as of March 31, 2009, with maturities ranging from February 2016 to July 2017.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on March 31, 2009, the Company has accumulated other comprehensive loss of $60,316, which includes gross unrealized losses of $66,247.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $88,957 as of March 31, 2009.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary.  During the three months ended March 31, 2009, the Company recorded an impairment of $4,052 compared to $3,912 for the three months ended March 31, 2008 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations.

Dividend income is recognized when earned. During the three months ended March 31, 2009 and 2008, dividend income of $5,966 and $7,874 was recognized and is included in interest and dividend income on the consolidated statements of operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

 (8)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following his or her becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of March 31, 2009 and 2008, there were a total of 26,000 and 23,000 options issued, of which none had been exercised or expired. The per share weighted average fair value of options granted was $0.47 on the date of the grant using the Black Scholes option-pricing model.  During the three months ended March 31, 2009 and 2008, the Company recorded $0.4 and $1 of expense related to stock options.

(9)  Mortgages, Notes and Margins Payable

During the three months ended March 31, 2009, the following debt transactions occurred:

Balance at December 31, 2008, at fair value	$4,437,997
Mortgage and note payable additions	45,988
Financings assumed through acquisitions	399,474
Margin payable additions	7,882
Payoff of mortgage debt	(6,006)
Scheduled principal amortization payments	(1,361)
Mortgage premium and discounts, net	760
Balance at March 31, 2009, at fair value	4,884,734

Mortgage loans outstanding as of March 31, 2009 were $4,843,654 and had a weighted average interest rate of 4.82%.  As of March 31, 2009, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

	As of March 31, 2009	Weighted average interest rate
2009	$479,454	3.89%
2010	749,482	3.52%
2011	345,252	3.39%
2012	125,300	4.64%
2013	766,500	4.77%
Thereafter	$2,377,666	5.65%

As of March 31, 2009, approximately $479,454 and $749,482 in mortgage debt matures in 2009 and 2010, respectively. The Company is negotiating refinancing this debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. It is anticipated that the Company will be able to repay or refinance all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  As of March 31, 2009, the Company was in default on a loan in its LIP-H segment, with a carrying value of $14,681.  The Company is currently accruing interest at the default rate of 8.25%.   Additionally, in

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

2009, the Company will be required to pay down $1,800 of debt related to certain loans which the debt service ratios were below a specified threshold.

The Company has purchased a portion of its securities through margin accounts.  As of March 31, 2009 and December 31, 2008, the Company has recorded a payable of $46,228 and $38,346, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At March 31, 2009 and December 31, 2008, this rate was .872% and 1.777%. Interest expense in the amount of $68 and $1,025 was recognized in interest expense on the consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

(10)  Derivatives

As of March 31, 2009, in connection with eight mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $401,819, that converted the variable-rate debt to fixed.  The interest rate swaps and cap were considered highly effective as of March 31, 2009.  The fair value of the Company’s swaps decreased $316 during the three months ended March 31, 2009 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes  interest rate swap contracts outstanding as of March 31, 2009:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of March 31, 2009
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	24,425	(1,614)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(3,153)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,967)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,710)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(572)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	10
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(189)

					401,819	(9,437)

(1) Interest rate cap at 4.75%.

In November 2007, the Company had entered into an interest rate swap agreement, with a notional value of $24,425, that converted the variable-rate debt to fixed.  The Company designated this swap for hedge accounting in 2008 and recorded $65 of ineffectiveness during the three months ended March 31,2009.  Ineffectiveness of $1,293 was recorded for the three months ended March 31, 2008.  This amount is included in interest expense on the consolidated statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133  with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate the interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009 and 2008, the Company recorded $65 and $1,293 of ineffectiveness, which is included in interest expense on the consolidated statements of operations.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $6,470 will be reclassified to interest expense.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009 and December 31, 2008.

	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Products	Advance rent and other liabilities	$9,437	Advance rent and other liabilities	$9,753

The derivative instruments were reported at their fair value of $9,437 and $9,753 in accounts payable and accrued expenses at March 31, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in Accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statement of operations and comprehensive income as of March 31, 2009 and 2008:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$316	$(4,404)	Interest expense	$(2,052)	$(1,139)	Interest expense	$(65)	$(1,293)

During the three months ended March 31, 2009, the Company recognized additional other comprehensive gain of $316 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2009.  During the three months ended March 31, 2008, the Company recognized additional other comprehensive loss of $4,404 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2008.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction.  This agreement is considered a derivative instrument and is accounted for pursuant to SFAS No. 133.  The fair value of the put/call agreement is estimated using the Black-Scholes model.  The fair value of the option was $2,800 and $3,000 as of March 31, 2009 and December 31, 2008, respectively, with $200 included in other income on the consolidated statements of operations and other comprehensive income at March 31, 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

The Company does not use derivatives for trading or speculative purposes.

(11) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to stockholders.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property, or net worth and federal income and excise taxes on its undistributed income.

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

As such, the Company taxable REIT subsidiaries are required to pay income taxes at applicable rates.  For the three months ended March 31, 2009 and 2008, income tax expense of $1,581 and $518, respectively, is comprised of current and deferred federal, state and local tax on wholly-owned taxable REIT subsidiaries.  For the three months ended March 31, 2009, the Company accrued $371 of Texas margin tax from all operations, which is included in general and administrative expenses on the statements of operations and other comprehensive income.

(12)  Segment Reporting

The Company has six business segments: Office, Retail, Industrial, Lodging, Multi-family and LIP-H.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, minority interest expense or interest and other investment income from corporate investments.  The non-segmented assets include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

The Company considers LIP-H a reportable segment as of January 6, 2009 (Note 1) as the operating results of LIP-H are  reviewed by the Company’s chief operating decision maker for performance and strategic decisions.  The Company previously accounted for its investment in LIP-H under the equity method and as such has not restated prior period segment disclosures.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$123,309	$33,140	$54,628	$17,867	$-	$14,577	$3,097
Straight-line rents	4,762	1,673	1,617	1,290	-	76	106
Amortization of acquired above and below market leases, net	176	(162)	436	(98)	-	-	-
Total rental income	$128,247	$34,651	$56,681	$19,059	$-	$14,653	$3,203

Tenant recoveries	20,493	6,410	12,003	1,894	-	27	159
Other income	5,698	2,540	2,217	19	-	908	14
Lodging operating income	119,838	-	-	-	119,838	-	-
Total income	$274,276	$43,601	$70,901	$20,972	$119,838	$15,588	$3,376

Operating expenses	$125,778	$11,921	$20,292	$2,860	$82,264	$7,318	$1,123

Net property operations	$148,498	$31,680	$50,609	$18,112	$37,574	$8,270	$2,253

Depreciation and amortization	$(92,928)
Business manager management fee	$(4,000)
General and administrative	$(14,820)
Interest and other investment income	$18,443
Interest expense	$(58,707)
Loss on consolidated investment	$(148,887)
Income tax expense	$(1,581)
Other income (loss)	$385
Realized loss and impairment on securities, net	$(4,052)
Equity in loss of unconsolidated entities	$(9,384)

Net income	$(167,033)

Net income attributable to noncontrolling interests	$(2,209)

Net (loss) attributable to Company	$(169,242)

Balance Sheet Data:
Real estate assets, net	$8,652,586	$1,602,354	$3,086,718	$854,338	$2,443,418	$539,235	$126,523
Capital Expenditures	123,940	16,060	4,837	523	102,269	251	-
Non-segmented assets	2,551,814
Total Assets	$11,328,340

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$93,200	$26,138	$45,664	$15,979	$-	$5,419
Straight-line rents	4,220	1,330	1,662	1,228	-	-
Amortization of acquired above and below market leases, net	54	(240)	383	(89)	-	-
Total rental income	$97,474	$27,228	$47,709	$17,118	$-	$5,419

Tenant recoveries	18,090	6,482	10,661	947	-	-
Other income	3,065	1,753	766	31	-	515
Lodging operating income	116,893	-	-	-	116,893	-
Total income	$235,522	$35,463	$59,136	$18,096	$116,893	$5,934

Operating expenses	$105,954	$11,235	$16,665	$1,759	$73,266	$3,029

Net property operations	$129,568	$24,228	$42,471	$16,337	$43,627	$2,905

Depreciation and amortization	$(73,072)
General and administrative	$(6,627)
Interest and other investment income	$17,627
Interest expense	$(49,763)
Income tax expense	$(518)
Other income (loss)	$(585)
Realized loss and impairment on securities, net	$(3,912)
Equity in earnings of unconsolidated entities	$2,137
Impairment of investment in unconsolidated entities	(1,419)

Net income	13,436

Net income attributable to noncontrolling interests	$(2,379)

Net income attributable to Company	$11,057

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

(13)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As a result of the net loss for the three months ended March 31, 2009, the diluted weighted average shares outstanding do not give effect to potential common shares as to do so would be anti-dilutive because of a net loss.

(14)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $50,980 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of March 31, 2009, the Company has approximately $4,584 of rate lock deposits outstanding.  The agreements locked interest rates at 5.63% on approximately $25,000 in principal.

As of March 31, 2009, the Company had outstanding commitments to purchase $617,000 of real estate properties and fund approximately $119,116 into joint ventures.  The Company intends on funding these commitments with cash on hand of $748,658 and financing from assumed debt related to some of the acquisitions in the amount of $419,000.

Additionally, as of March 31, 2009, the Company has commitments totaling $121,178 for various development projects.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against the plaintiff.

(15) Fair Value Disclosures

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

At March 31, 2009 and December 31, 2008, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.  At March 31, 2009 and December 31, 2008, the fair value of the marketable securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1).  To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2).  The fair value of the commercial mortgage backed securities (“CMBS”) that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows.  The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

	Fair Value Measurements at March 31, 2009
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$160,547	-	-
Commercial mortgage backed securities	$-	-	30,014
Total assets	$160,547	-	30,014

Put/call agreement in MB REIT	$-	-	2,800
Derivative interest rate instruments	$-	9,437	-
Total liabilities	$-	9,437	2,800

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis using level 3 inputs as of March 31, 2009:

Balance, December 31, 2008	22,615
Additions	2,218
Unrealized gains	5,181

Balance, March 31, 2009	30,014

Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

(16) New Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) No. FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective and will be applied by the Company on a prospective basis for interim reporting periods ending after June 15, 2009. The Company anticipates the FSP will not have an effect on its results of operations or financial position as the FSP only provides for new disclosure requirements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2009

(unaudited)

(17)  Subsequent Events

Effective April 6, 2009, the Company has terminated the Second Offering.

The Company paid distributions to its stockholders of $.04167 per share totaling $33,303 and $33,640 in April and May 2009.

On April 27, 2009, the Company initiated actions through the consolidated joint venture, LIP-H, to secure the collateral and protect LIP-H rights under the mezzanine loan.  On May 1, 2009, the borrowers under the mezzanine loan filed for bankruptcy protection.  The Company’s subsidiary is in the process of asserting its rights under the mezzanine loan and initiating actions to protect its collateral.

The mortgage debt financings obtained subsequent to March 31, 2009, are detailed in the list below.

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
The Radian Apartments	04/15/09	58,500	5.85%	05/01/14
Home Depot – Valdosta	04/05/09	15,500	LIBOR + 350 bps (floor of 5%)	04/05/12
Home Depot – Birmingham	04/15/09	17,100	LIBOR + 350 bps (floor of 5%)	04/15/12

Macquarie:  On April 29, 2009, the Company purchased Pool III of the Macquarie Portfolio for approximately $142,800.  The portfolio consists of seven retail assets and spanning 1,018,478 square feet.  The Company assumed debt of approximately $109,500, with rates ranging from 4.44% to 7.0%.

AmEx Service Center – Greensboro:  On April 30, 2009, the Company purchased an American Express Travel related Service Center in Greensboro, North Carolina for approximately $53,000 from a related party.  The property consists of 389,377 square feet and is fully leased to American Express.  The Company assumed debt of $33,000, maturing on January 1, 2015 with an interest rate of 4.2675%.

AmEx Service Center – Taylorsville:  On April 30, 2009, the Company purchased an American Express Travel related Service Center in Taylorsville, Utah for approximately $46,000 from a related party.  The property consists of 395,787 square feet and is fully leased to American Express.  The Company assumed debt of $30,100, maturing on April 1, 2015 with an interest rate of 4.2975%

Sun Trust – Pool I:  On April 30, 2009, the Company has refinanced the loan on Sun Trust – Pool I, consisting of 218 properties) by paying down $50,000 on the principal balance to extend the maturity until June 1, 2011.

Charter One: On April 30, 2009, the Company repaid Charter One’s participation of $50,000 in a note receivable from an unrelated party.

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  These forward-looking statements are qualified by the factors which could affect our performance, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, under the heading "Risk Factors."

The following discussion and analysis relates to the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. (Dollar amounts stated in thousands, except for per share amounts, revenue per available room and average daily rate).

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to fund distributions to our stockholders.  To achieve these objectives, we selectively acquire and actively manage, through affiliates of our sponsor, investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease and re-lease space at favorable rates, control expenses, and maintain strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to increase occupancy and daily rates as well as control expenses.

The credit market disruptions and lack of liquidity continue to impact the overall economy and real estate sector.  The overall economic environment has experienced significant slow-down, including lower consumer spending, increasing unemployment with many business sectors experiencing slowing to negative growth.  These factors will continue to impact the real estate market, including increased tenant bankruptcies and lower occupancies and rental rates across all segments.  Our segments will experience challenges from this slowdown all of which could have material adverse effect on our business, financial condition, results of operations and ability to pay distributions.

On a consolidated basis, essentially all of our revenues and operating cash flows for the three months ended March 31, 2009 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on cash investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular maintenance, utilities, insurance, landscaping, snow removal and periodic renovations to meet tenant needs.  Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2009 and 2008.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 715 of our investment properties satisfied the criteria of being owned for the entire three month period ended March 31, 2009 and 2008, respectively, and are referred to herein as "same store" properties.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  All dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three months ended March 31, 2009 and March 31, 2008

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net income (loss)	$(169,242)	$11,057

Net income (loss) per common share	(.21)	.02

Net Income per share decreased from $.02 per share to $(.21) per share for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  The primary reason for the decrease was a loss on consolidated investment of approximately $149 million.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Total property revenues were $274,276 and $235,522 for the three months ended March 31, 2009 and 2008, respectively.

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

	Three months ended March 31, 2009	Three months ended March 31, 2008	2009 increase (decrease) from 2008
Property rentals	$123,309	$93,200	$30,109
Straight-line rents	4,762	4,220	542
Amortization of acquired above and below market leases, net	176	54	122

Total rental income	$128,247	$97,474	$30,773

Tenant recoveries	20,493	18,090	2,403
Other income	5,698	3,065	2,633
Lodging operating revenue	119,838	116,893	2,945

Total property revenues	$274,276	$235,522	$38,754

Total property revenues increased $38,754 for the three months ended March 31, 2009 over the same period of the prior year.  The increase in property revenues in 2009 was due primarily to a full quarter of operations reflected in 2009 for properties acquired in the first quarter of 2008, offset by decreases in our same store lodging segment.

Property Operating Expenses and Real Estate Taxes.  Property operating expenses for properties other than lodging consist of property management fees paid to property managers including affiliates of our sponsor and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots.  Total expenses were $125,778 for the three months ended March 31, 2009 and $105,954 for the three months ended March 31, 2008, respectively.  Lodging operating expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Three months ended March 31, 2009	Three months ended March 31, 2008	2009 increase (decrease) from 2008
Property operating expenses	$28,659	$21,291	$7,368
Lodging operating expenses	75,303	68,254	7,049
Real estate taxes	21,816	16,409	5,407

Total property expenses	$125,778	$105,954	$19,824

Total operating expenses increased $19,824 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to effect of the properties acquired in 2008 and 2009, including lodging facilities.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008	2009 increase (decrease) from 2008
Depreciation and amortization	$92,928	$73,072	$19,856
Interest expense	58,707	49,763	8,944
General and administrative (1)	14,820	6,627	8,193
Business manager fee	4,000	-	4,000

	$170,455	$129,462	$40,993

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization.  The $19,856 increase in depreciation and amortization expense for the three months ended March 31, 2009 relative to the three months ended March 31, 2008 was due substantially to the impact of the properties acquired in 2008 and the first quarter of 2009.

Interest expense  The $8,944 increase in interest expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to mortgage debt financings during 2008 and first quarter 2009 which increased to $4,843,654 from $3,846,350.  Our weighted average interest rate is  4.8%.

A summary of interest expense for the three months ended March 31, 2009 and 2008 appears below:

	Three months ended March 31, 2009	Three months ended March 31, 2008	2009 increase (decrease) from 2008
Debt Type
Margin and other interest expense	$3,203	$3,430	$(227)
Mortgages	55,504	46,333	9,171

Total	$58,707	$49,763	$8,944

General and Administrative Expenses. General and administrative expenses primarily consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $14,820 for the three months ended March 31, 2009 and $6,627 for the three months ended March 31, 2008, respectively.  The increase is due primarily to the growth of our asset and stockholder base during 2008 and 2009.

For 2009, SFAS 141 (R) requires that acquisition costs of all deals be expensed as incurred.  Thus all costs related to finding, analyzing and negotiating a deal will be expensed as incurred as a general and administrative expense, whether or not the acquisition is completed.  These expenses would include acquisition fees, if any, paid to our business manager.  Depending on volume and complexity of our acquisition activity, these expenses could have a material impact on our results of operations and funds from operations.  In the three months ended March 31, 2009, we incurred $2,742 of acquisition costs that are included in the general and administrative expenses of $14,820.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  We paid our business manager a management fee of $4,000 for the three months ended March 31, 2009.  We paid investment advisory fees of approximately $265 and $618 for the three months ended March 31, 2009 and 2008, respectively.

Interest and Dividend Income and Realized Gain (Loss) on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.  We invest in marketable securities issued by other REIT entities, including those we may have an interest in acquiring, where we believe the yields and returns will exceed those of other short-term investments.  These investments have historically generated both current dividend income and gains on sale, offset by impairments on securities where we believe the decline in stock price are other than temporary.  Our interest and dividend income was $18,443 and $17,627 for the three months ended March 31, 2009 and 2008, respectively.  We realized a net loss on securities and other than temporary impairments of $4,052 and $3,912 for the three months ended March 31, 2009 and 2008, respectively.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Interest Income	$12,477	$9,753
Dividend Income	5,966	7,874
Total	$18,443	$17,627

Other than temporary impairments	(4,052)	(3,912)
Total	$14,391	$13,715

Interest income was $12,477 and $9,753 for the three months ended March 31, 2009 and 2008, respectively.  Interest income is earned on our cash balances and notes receivable.  Our average cash balance for the three months ended March 31, 2009 was $844,330.

As of March 31, 2009, our cash balance of $748,658 has been placed in non-interest bearing accounts, earning less than the 5.0% annualized distribution rate in effect for the three months ended March 31, 2009 based on a $10 stock price and our average interest rate cost of 4.8%.

During February 2009, we transferred all our cash into non-interest bearing accounts to qualify for FDIC insurance for cash balances greater than $250.  The current turmoil in the banking sector has caused concern for even the most highly rated banking institutions. Our primary objective is to preserve our principal and we intend on holding these balances in federally insured accounts in the near term or until we believe the banking sector has stabilized.  We earned $1,087 for the three months ended March 31, 2009.  We currently do not expect to earn a significant return on our cash balances for the remainder of 2009.

Our notes receivable balance of $493,688 as of March 31, 2009 consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on land, shopping centers and lodging facilities.  Interest only is due each month at rates ranging from 2.07% to 13.12% per annum.  For the three months ended March 31, 2009 and 2008, we recorded interest income from notes receivable of $8,491 and $6,074, respectively.  See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income decreased by $1,908 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of reduced dividend payout rates.  Our investments continue to generate dividends, however some REITs we have invested in have reduced their payout rates and we could continue to see further reductions in the future.  The following analysis outlines our yield earned on our portfolio of securities.

	March 31, 2009	March 31, 2008
Dividend income	5,966	7,874
Margin interest expense	(68)	(1,024)
Investment advisor fee	(265)	(618)
	5,633	6,232

Average investment in marketable securities (1)	520,409	391,649
Average margin payable balance	(45,426)	(108,781)
Net investment	474,983	282,868

Leveraged yield (annualized)	4.7%	8.8%

(1)

The average investment in marketable securities represents our original cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Our realized loss and impairment on securities, net increased by $140 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to other-than-temporary impairments.

Noncontrolling Interest.  The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and various consolidated joint ventures.

Equity in Earnings of Unconsolidated Entities.  For the first three months of 2009, we have equity in losses of unconsolidated entities of $9,384.  This is a decrease of $11,521 from equity in earnings of unconsolidated entities of $2,137 for the three months ended March 31, 2008.  The change is mainly due to impairment recorded by one of our joint ventures in the amount of $37,000 (our share was $8,000).

Impairment of Investment in Unconsolidated Entities.  For the three months ended March 31, 2008, we recorded a $1,419 loss on our investment in Feldman Mall Properties, Inc.  For the three months ended March 31, 2009, we have not recorded any impairment on our investments in unconsolidated entities.

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

The value associated with the put/call arrangements was a liability of $2,800 and $3,000 as of March 31, 2009 and December 31, 2008, respectively.  Other income (expense) of $200 and $(371) was recognized for the three months ended March 31, 2009 and 2008, respectively. The liability associated with the put/call arrangements increased from December 31, 2008 to March 31, 2009 due to the life of the put/call being reduced and decrease in interest rates.

An analysis of results of operations by segment follows:

Retail Segment

	Total Retail Properties
	As of March 31,
	2009	2008

Retail Properties
Physical occupancy	92%	95%
Economic occupancy	93%	96%
Base rent per square foot	$16.05	$16.55
Gross investment in properties	$3,232,643	$2,801,704

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2009 and 2008.

Our retail business is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in stable communities, primarily in the southwest and southeast regions of the country.  Adding to this core investment profile is a select number of traditional mall properties and single-tenant properties.  Among the single-tenant properties, the largest holdings are comprised of investments in bank branches operated by SunTrust Bank and Citizens Bank, where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating the facility.

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

During the three months ended March 31, 2009, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  As of March 31, 2009, our retail portfolio contained only four retailers, renting approximately 86,020 square feet, that had filed for bankruptcy protection.  All associated stores in our portfolio continued paying as-agreed rent.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations notwithstanding the overall decline in the economy or retail environment.  However, we continue to actively monitor our retail tenants as a continued downturn in the economy could have negative impact on our tenant’s ability to pay rent or our ability to lease space.

Comparison of Three Months Ended March 31, 2009 to 2008

The table below represents operating information for the retail segment of 704 properties and for the same store portfolio consisting of 545 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended March 31, 2009 and March 31, 2008.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$56,681	$47,709	$8,972	$45,949	$47,539	$(1,590)
Tenant recovery incomes	12,003	10,661	1,342	10,633	10,661	(28)
Other property income	2,217	766	1,451	2,045	766	1,279

Total revenues	$70,901	$59,136	$11,765	$58,627	$58,966	$(339)

Expenses:
Property operating expenses	$12,377	$10,171	$2,206	$10,787	$10,265	$522
Real estate taxes	7,915	6,494	1,421	7,202	6,493	709

Total operating expenses	$20,292	$16,665	$3,627	$17,989	$16,758	$1,231

Net property operations	50,609	42,471	8,138	40,638	42,208	(1,570)

Retail properties real estate rental revenues increased from $59,136 in the three months ended 2008 to $70,901 in the three months ended 2009 mainly due to the acquisition of 19 retail properties since March 31, 2008.  Retail properties real estate and operating expenses also increased from $16,665 in 2008 to $20,292 in 2009 as a result of these acquisitions.

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

On a same store retail basis, property net operating income decreased from $42,208 to $40,638 for a total decrease of $1,570 or 4%.  Same store retail property operating revenues for the three months ended March 31, 2009 and 2008 were $58,627 and $58,966, respectively, resulting in an decrease of $339 or less than 1%.  Same store retail property operating expenses for the three months ended March 31, 2009 and 2008 were $17,989 and $16,758, respectively, resulting in an increase of $1,231 or 7%, due to an increase in real estate tax expense and common area maintenance costs in 2009.

Lodging Segment

	Total Lodging Properties
	March 31,	March 31,
	2009	2008
Lodging Properties
Revenue per available room	$75	$91
Average daily rate	$123	$129
Occupancy	61%	69%
Gross investment in properties	$2,714,846	$2,557,288

We believe the decreases in revenue per available room, average daily rate and occupancy are primarily a result of the current economic slowdown that has affected all travel segments.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes").  Revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts.  In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts.  We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates when demand falls off quickly.  Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry:  association with national franchise organizations and professional management by specialized third-party hotel managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, and Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.  We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and rental rates.

Our lodging facilities are generally classified in the upscale or upper-upscale lodging categories.  All of our lodging facilities are managed by third-party managers with extensive experience and skill in hospitality operations.  These third-party managers report to a dedicated, specialized group within our business manager that has, in our view, extensive expertise in lodging ownership and operation within a REIT environment.  This group has daily interaction with all third-party managers, and closely monitors all aspects of our lodging interests.  Additionally, this group also maintains close relationships with the franchisors to assure that each property maintains high levels of customer satisfaction, franchise conformity, and revenue-management.

During the second half of 2008, the hotel industry began to experience declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR").  The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel).  During the first quarter of 2009, the industry continued to experience declines slightly greater than the ones experienced in the fourth quarter.  The industry is projecting to see ongoing declines in Revenue per Available Room growth through most of 2009.  For 2009, the industry is predicting Revenue per Available Room ranging from negative 12-18% compared to 2008.  We believe this slowdown will continue until GNP begins to grow.  For 2009, we expect our revenue per available room will be consistent with the overall industry trends.

Our third party managers and asset management are focusing on reducing variable costs as a result of the declines in revenues.

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 76 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended March 31, 2009 and March 31, 2008.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Lodging operating income	$119,838	$116,893	$2,945	$74,740	$89,697	$(14,957)

Total revenues	$119,838	$116,893	$2,945	$74,740	$89,697	$(14,957)

Expenses:
Lodging operating expenses to non-related parties	$75,303	$68,254	$7,049	$45,411	$52,252	$(6,841)
Real estate taxes	6,961	5,012	1,949	4,109	3,883	226

Total operating expenses	$82,264	$73,266	$8,998	$49,520	$56,135	$(6,615)

Net lodging operations	37,574	43,627	(6,053)	25,220	33,562	(8,342)

On a same store basis, the lodging segment’s net operating income reflects a decrease from $33,562 to $25,220 or 25%, which primarily is attributable to a decrease in same store occupancy from 67% to 61%, a reduction in the Average Daily Rate from $124 to $115 and a reduction in Rev/Par from $83 to $70.  The reduction is attributable to the current economic recession which has reduced travel from all major segments of the lodging industry (business transient and group, and leisure group and transient travel).

Office Segment

	Total Office Properties
	As of March 31,
	2009	2008
Office Properties
Physical occupancy	97%	97%
Economic occupancy	97%	97%
Base rent per square foot	$15.39	$14.80
Gross investment in properties	$1,780,927	$1,355,483

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

Our office properties continue to experience high occupancy rates and stable rental rates for more recent acquisitions.  For example, we believe the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  The increase in our base rent per square foot from $14.80 to $15.39 was primarily a result of acquisitions during 2008.  These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2009 and 2008.

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

The table below represents operating information for the office segment of 37 properties and for the same store portfolio consisting of 28 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the three months ended March 31, 2009 and March 31, 2008.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$34,651	$27,228	$7,423	$26,893	$27,220	$(327)
Tenant recovery incomes	6,410	6,482	(72)	6,410	6,482	(72)
Other property income	2,540	1,753	787	2,534	1,754	780

Total revenues	$43,601	$35,463	$8,138	$35,837	$35,456	$381

Expenses:
Property operating expenses	$8,447	$7,925	$522	$8,189	$8,025	$164
Real estate taxes	3,474	3,310	164	3,474	3,310	164

Total operating expenses	$11,921	$11,235	$686	$11,663	$11,335	$328

Net property operations	31,680	24,228	7,452	24,174	24,121	53

Office properties real estate rental revenues increased from $35,463 in 2008 to $43,601 in 2009 mainly due to the acquisition of 7 properties since March 31, 2008.  Office properties’ real estate taxes and operating expenses also increased from $11,235 in 2008 to $11,921 in 2009 as a result of these acquisitions.

Straight-line rent adjustments included in rental income are higher for the office segment compared to other segments because the office portfolio has tenants that have base rent increases every year at higher rates than the other segments. In addition, office segment properties had above market leases in place at the time of acquisition as compared to retail segment properties which had below market leases in place at the time of acquisition; both of which are adjusted through rental income.  Tenant recoveries for the office segment are lower than the retail segment because the office tenant leases allow for a lower percentage of their operating expenses and real estate taxes to be passed on to the tenants.

On a same store office basis, property net operating income increased to $24,174 from $24,121 for a total increase of $53 or .2%.  Same store office property operating revenues for the three months ended March 31, 2009 and 2008 were $35,837 and $35,456, respectively, resulting in an increase of $381 or 1%.  Same store office property operating expenses for the three months ended March 31, 2009 and 2008 were $11,663 and $11,335, respectively, resulting in an increase of $328 or 3%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2009.

Industrial Segment

	Total Industrial Properties
	As of March 31,
	2009	2008
Industrial Properties
Physical occupancy	95%	91%
Economic occupancy	97%	98%
Base rent per square foot	$4.82	$5.26
Gross investments in properties	$917,777	$834,320

During 2008, our industrial holdings continued to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets, including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois; the latter being one of the largest industrial markets in the world.

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

The table below represents operating information for the industrial segment of 64 properties and for the same store portfolio consisting of 60 properties acquired prior to January 1, 2008.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$19,059	$17,118	$1,941	$15,973	$16,134	$(161)
Tenant recovery incomes	1,894	947	947	1,894	948	946
Other property income	19	31	(12)	19	31	(12)

Total revenues	$20,972	$18,096	$2,876	$17,886	$17,113	$773

Expenses:
Property operating expenses	$1,437	$1,114	$323	$1,304	$1,083	$221
Real estate taxes	1,423	645	778	1,423	645	778

Total operating expenses	$2,860	$1,759	$1,101	$2,727	$1,728	$999

Net property operations	18,112	16,337	1,775	15,159	15,385	(226)

Industrial properties real estate revenues increased from $18,096 for the three months ended March 31, 2008 to $20,972 for the three months ended March 31, 2009 mainly due to the acquisition of 3 properties since March 31, 2008.  Industrial properties real estate and operating expenses also increased from $1,759 in 2008 to $2,860 in 2009 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other segments.

On a same store industrial basis, property net operating income decreased to $15,159 from $15,385 for a total decrease of $226 or 1%.  Same store industrial property operating revenues for the three months ended March 31, 2009 and 2008 were $17,886 and $17,113, respectively, resulting in an increase of $773 or 5%.  Same store industrial property operating expenses for the three months ended March 31, 2009 and 2008 were $2,727 and $1,728, respectively, resulting in an increase of $999 or 58%.  The increase in recovery income and real estate taxes resulted from billing certain tenants for real estate taxes we paid in 2009, where in 2008, the tax was paid directly by the tenants.

Multi-family Segment

	Total Multi-family Properties
	As of March 31,
	2009	2008
Multi-Family Properties
Physical occupancy	90%	86%
Economic occupancy	90%	86%
End of month scheduled base rent per unit per month	$871.21	$852.00
Gross investment in properties	$585,909	$221,659

Multi-family represents the smallest amount of investment in the overall portfolio due to what we believe is the highly competitive nature for acquisitions of this property type, and the relatively small number of quality opportunities we saw during 2008 and 2009.  We remain interested in multi-family acquisitions and continue to monitor market activity.  Our portfolio contains 18 multi-family properties, each reporting stable rental rate levels.  The increase in monthly base rent from $852 per month to $871 per month and increase in occupancy from 86% to 90% was a result of the acquisitions of 10 properties since March 31, 2008.  These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2009 and 2008.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy levels.

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

The table below represents operating information for the multi-family segment of 18 properties and for the same store portfolio consisting of seven properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended March 31, 2009 and March 31, 2008.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$14,680	$5,419	$9,261	$5,078	$4,840	$238
Other property income	908	515	393	359	419	(60)

Total revenues	$15,588	$5,934	$9,654	$5,437	$5,259	$178

Expenses:
Property operating expenses	$5,320	$2,081	$3,239	$1,859	$1,769	$90
Real estate taxes	1,998	948	1,050	991	948	43

Total operating expenses	$7,318	$3,029	$4,289	$2,850	$2,717	$133

Net property operations	8,270	2,905	5,365	2,587	2,542	45

Multi–family real estate rental revenues increased from $5,934 for the three months ended March 31, 2008 to $15,588 for the three months ended March 31, 2009.  The increases are mainly due to the acquisition of 10 properties since March 31, 2008.  Multi-family properties real estate and operating expenses also increased from $3,029 in 2008 to $7,318 in 2009 as a result of these acquisitions.

On a same store basis, property net operating income increased to $2,587 from $2,542 for a total increase of $45 or 2%.  Same store multi-family property operating revenues for the three months ended March 31, 2009 and 2008 were $5,437 and $5,259, respectively, resulting in an increase of $178 or 3%.  Same store multi-family property operating expenses for the three months ended March 31, 2009 and 2008 were $2,850 and $2,717, respectively, resulting in an increase of $133 or 5%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense and utility costs (gas and electric) in 2009.

LIP-H Segment

On June 8, 2007, we, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  Our subsidiary invested $227,000 in exchange for the Class A Participating Preferred Interests of LIP-H, which entitles our subsidiary to a 9.5% preferred dividend and two of the five board seats of LIP-H.  Our investment was used to acquire eight operating properties and funding for a mezzanine loan to LIP Development.  As of December 31, 2008, we accounted for this investment as an unconsolidated entity (see Note 2).

On January 6, 2009, our subsidiary was granted a third seat on the board of LIP-H. The third board seat gives effective control over LIP-H to our subsidiary, resulting in the consolidation of LIP-H as of January 6, 2009. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth (the other venture partner of LIP-H). The mezzanine loan with LIP-D was secured primarily by development projects at various stages of completion, including vacant land.

On April 27, 2009, we took actions through LIP-H to secure the collateral and protect LIP-H rights under the mezzanine loan. On May 1, 2009, the borrowers under the mezzanine loan filed for bankruptcy protection.  LIP-H is in the process of asserting its rights under the mezzanine loan and initiating actions to protect its collateral.

Our control of LIP-H on January 6, 2009 was accounted as a business combination pursuant to SFAS 141(R), which required us to record the assets and liabilities of LIP-H at fair value. We valued the eight operating properties using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. We estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments.  The mezzanine loan was based on the expected contractual cash flows discounted using a rate adjusted for the risks associated with the bankruptcy and litigation process and time and effort in working through a bankruptcy to access the collateral under the mezzanine loan. The bankruptcy will most likely extend the development and leasing timeline and cost for the collateral as third party lenders, contractors and potential tenants are expected to not be willing to transact with an entity during the bankruptcy process or will need significant cost concessions as additional risk consideration.  These factors resulted in the valuation of the mezzanine loan at $10,200 and loss on a consolidated investment of approximately $149,000.  We also valued the non-controlling interest in LIP-H at zero.  No consideration was given by us as part of this consolidation.

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

For 2009, we believe that our acquisitions will be less than prior years as our primary capital raise was completed in April of 2009, and we will preserve a strong cash position to fund outstanding commitments, including 2009 loan maturities, in the event we are not able to refinance or extend our maturities at acceptable rates and terms.

Our principal demands for funds have been:

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

Acquisitions and Investments

We completed approximately $512 million and $1.2 billion of real estate and real estate company acquisitions and investments in the three months ended March 31, 2009 and 2008, respectively.  These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offerings of our shares of common stock.

Investments in Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans.  The joint ventures that are focused on operating properties continue to generate positive cash flows.  Certain of our development joint ventures are experiencing longer lease-up timelines and could be at rates less than originally expected.  The development joint ventures also have construction loans from third parties that could mature before the completion of the development.  These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners.  Although we have no additional obligation to fund these ventures other than below, our investment could be at risk without the funding of additional capital.

Joint Venture	Description	Investment at March 31, 2009 (000s) (b)	Remaining Commitment (000s)

Primarily Development
L-Street Marketplace, LLC	Retail Center Development	$5,883	-
Weber/Inland American Lewisville TC, LP	Retail Center Development	7,993	-
Skyport Hotels JV, LLC	Lodging Development	2,399	14,983
		$16,275	$14,983
Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D Assets	$74,894	$10,900
Cobalt Industrial REIT II	Industrial Portfolio	71,273	69,233
Net Lease Strategic Asset Fund L.P.	Net lease assets	197,790	(a)
Wakefield Capital, LLC	Senior Housing Portfolio	94,849	-
Other operating joint ventures	Lodging Facilities	30,475	-
		$469,281	$80,133
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real Estate Loan Fund	$58,079	$24,000

Total		$543,635	$119,116

(a) We have the right to contribute $122.5 million for future acquisitions. However, we are not obligated to fund.

(b) Represents our investment balance as reported for GAAP purposes on our balance sheet at March 31, 2009.

Concord Debt Holdings, LLC

On August 2, 2008, we entered into the Concord Debt Holdings, LLC joint venture (“Concord”) with Lex-Win Concord LLC, which originates and acquires real estate securities and real estate related loans.  We have invested $76,000 in the venture as of March 31, 2009 and has accounted for this investment under the equity method.  In March 2009, Concord received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements.  Concord has reduced these assets to fair value and has recorded impairment losses of $36,908 for the three months ended March 31, 2009.  The carrying value of $58,079 reflects the reduction in our investment in Concord from our share of the of impairment charges at the venture level and distributions.

We evaluated the fair value of our preferred equity investment and determined the amount was in excess of the carrying value of its interest.  A continued deterioration in the credit market, including the ability of the venture to refinance its near term debt or a further decrease in the fair value of the ventures debt investments could have a material impact on our carrying value of our investment and we could recognize additional losses.

Investments in Consolidated Developments

We have entered into certain development projects that are in various stages of pre-development and development.  We fund cash needs for these development activities from our working capital and by borrowings secured by the properties.  Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  These developments encompass the retail and multi-family sectors, as well as a correctional facility.  In addition, we have purchased land and incurred pre-development costs of $86 million for an additional five multi-family projects.  We will most likely not commence construction on these five projects until construction financing becomes available at appropriate rates and terms; however it is still our intent to develop these projects.

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

The properties under development and all amounts set forth below are as of March 31, 2009.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)	Note Payable as of March 31, 2009 ($)	Percentage Pre-Leased as of March 31, 2009 (d)

Oak Park	Dallas, TX	Multi-family	557,504	64,405	100,007	Q2 2011	33,699	0% (e)
Cityville Carlisle	Dallas, TX	Multi-family	211,512	12,130	40,775	Q3 2010	8,024	0% (e)
Stone Creek	San Marcos, TX	Retail	453,535	34,828	65,952	(c)	4,745	66%
Woodbridge	Wylie, TX	Retail	511,282	24,704	65,806	(c)	3,700	44%
Hudson Correctional Facility	Hudson, CO	Correctional Facility	(f)	51,040	100,000	Q4 2009	-	100%
			1,733,833	187,107	372,540		50,168

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

Investments in Marketable Securities

As part of our overall strategy, we may acquire REITs and other real estate operating companies and we may also invest in the marketable securities of other REIT entities.  During the first three months of 2009, we invested approximately $28.4 million in the marketable securities of real estate related investments, including REITs and commercial mortgage backed securities.  As of March 31, 2009, we had an unrealized loss of $67 million on our marketable securities compared to an unrealized loss of $49.7 million at March 31, 2008.  We have taken an impairment charge of $4,052 on these securities for the three months ended March 31, 2009.  If our stock positions do not recover we may need to record impairments during the year ended 2009.  These impairments are taken on investments where we determine that declines in the stock price of our marketable securities are other-than-temporary.  Other-than-temporary impairments are not necessarily permanent, however any gains will only be realized upon sale.  We view these as long term investments.  A more detailed discussion of our equity price risk is discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Notes Receivable

Our notes receivable balance was $493.7 million and $480.8 million as of March 31, 2009 and December 31, 2008, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on land, shopping centers and hotel properties and are guaranteed by the sponsors.  Interest only is due each month at rates ranging from 2.07% to 13.12% per annum.  For the three months ended March 31, 2009 and 2008, we recorded interest income from notes receivable of $8.5 million and $6 million, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

Certain of our mortgage notes receivable with a cumulative outstanding balance of $261.8 million are in default and considered impaired pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan an amendment of FASB Statements No. 5 and 15. We obtained third party appraisals of the underlying collateral for purposes of management’s assessment of the value of the collateral. Based on the appraisals obtained as well as other information regarding the underlying collateral, we determined that the fair value of the collateral was in excess of the outstanding note receivable balance and no impairment was recognized.

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2009 to March 31, 2009 totaling $99.4 million or $.50 per share on an annualized basis.  These cash distributions were paid with $87.3 million from our cash flow from operations as well as $12.1 million provided from proceeds from our debt and notes payable, included in our financing activities for the three months ended March 31, 2009.

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share on an annualized basis, which equates to a 5% annualized yield on a share purchase of $10.  The distributions paid on February 12, 2009, March 12, 2009 and April 12, 2009 were paid at the rate of $0.50 per share on an annualized basis.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through March 31, 2009, we had sold a total of 316,657,548 shares in the follow-on offering and 38,461,066 shares pursuant to the offering of shares through the distribution reinvestment plan.  Our total offering costs for both our initial and follow on-offering as of March 31, 2009 were approximately $824 million.  On April 6, 2009, we terminated the follow-on offering.

On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan.

Share Repurchase Program

As of March 31, 2009, we had repurchased 32,523,354 shares for $304 million under the share repurchase program.  Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009.

Borrowings

During the three months ended March 31, 2009 and 2008, we borrowed approximately $7.9 million and $68.9 million against our portfolio of marketable securities.  We borrowed  and assumed debt of approximately $445 million secured by mortgages on our properties and paid approximately $1.9 million for loan fees to procure these mortgages for the three months ended March 31, 2009.  We borrowed approximately $883.9 million secured by mortgages on our properties and paid approximately $4.9 million for loan fees to procure these mortgages for the three months ended March 31, 2008.

We have entered into interest rate lock agreements with lenders to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of March 31, 2009, we had approximately $4.6 million of rate lock deposits outstanding.  The agreements fixed interest rates at 5.63% on approximately $25 million in principal.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2009 (dollar amounts are stated in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$50,000	237,802	103,215	81,960	543,177	2,316,525	3,332,679
Variable rate debt (mortgage loans)	$429,454	511,679	242,037	43,340	223,324	61,141	1,510,975

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.75	5.27	5.19	5.52	5.69	5.74	5.69
Variable rate debt (mortgage loans)	3.56	2.71	2.63	2.98	2.54	2.31	2.90

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $5.1 million, net of accumulated amortization, is outstanding as of March 31, 2009.

We have entered into eight interest rate swap and cap agreements that have converted $401.8 million of our mortgage loans from variable to fixed rates.  The pay rates range from 1.62% to 4.75% with maturity dates from January 29, 2010 to March 27, 2013.

As of March 31, 2009, we had approximately $479 million and $749 million in mortgage debt maturing in 2009 and 2010, respectively. We are currently negotiating refinancing this debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Three months ended March 31
	2009	2008
	(In thousands)
Cash provided by operating activities	$87,284	$69,715
Cash used in investing activities	(291,427)	(1,042,949)
Cash provided by financing activities	7,576	931,967
Increase (decrease) in cash and cash equivalents	(196,567)	(41,267)
Cash and cash equivalents, at beginning of period	945,225	409,360
Cash and cash equivalents, at end of period	$748,658	$368,093

Cash provided by operating activities was $87.3 million and $69.7 million for the three months ended March 31, 2009 and 2008, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The increase in cash flows from the three months ended March 31, 2009 was primarily due to the acquisition of 40 properties after March 31, 2008.

Cash used in investing activities was $291.4 million and $1 billion for three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2008, cash was used primarily for purchases of investment properties, the RLJ portfolio and investment securities as well as used for funding of our unconsolidated joint ventures and notes receivable.  We used less cash in our investing activities during the three months ended March 31, 2009 than the three months ended March 31, 2008 primarily due to the decrease in acquisitions.

Cash provided by financing activities was $7.6 million and $932 million for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009 and 2008, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $72.2 million and $500 million, respectively.  We generated approximately $7.8 million and $68.9 million by borrowing against our portfolio of marketable securities for the three months ended March 31, 2009 and 2008, respectively.  We generated approximately $46 million from borrowings secured by mortgages on our properties and paid approximately $1.9 million for loan fees to procure these mortgages for the three months ended March 31, 2009.  During the three months ended March 31, 2008, we generated approximately $457.3 million from borrowings secured by mortgages on our properties and paid approximately $4.8 million for loan fees to procure these mortgages.  During the three months ended March 31, 2009 and 2008, we paid approximately $106.9 and $86.6 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $6 million for the three months ended March 31, 2009.  No mortgage debt was paid off in the three months ended March 31, 2008.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of March 31, 2009 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$6,733,825	838,205	1,697,479	1,522,639	2,675,502

Ground Lease Payments	$60,466	811	3,100	3,246	53,309

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of March 31, 2009, we would be obligated to pay as much as $51 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

As of March 31, 2009, we had outstanding commitments to purchase approximately $617 million of real estate properties through 2009 and fund approximately $119 million into joint ventures.  We intend on funding these acquisitions with cash on hand of approximately $750 million and financing from assuming debt related to some of the acquisitions in the amount above of $419 million.

As of March 31, 2009, we had commitments totaling $121.2 million for various development projects.

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

Acquisition of Businesses

Acquisitions of businesses are accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (Revised) SFAS 141(R) Business Combinations. The assets and liabilities of the acquired entities are recorded using the fair value at the date of the transaction and allocated to tangible and intangible assets.  Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed.  We amortize identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset, including the related real estate when appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.

Goodwill

We apply SFAS No. 142, Goodwill and Other Intangible Assets or SFAS No. 142, when accounting for goodwill, which requires that goodwill not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

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

Under Accounting Principles Board (APB) Opinion No. 18 (The Equity Method of Accounting for Investments in Common Stock), we evaluate our equity method investments for impairment indicators.  The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment.  Per APB 18, our investments in joint ventures should be reviewed for potential declines in fair value or impairment.  An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

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

Noncontrolling Interest and Noncontrolling Redeemable Interest

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51" ("SFAS 160"), which establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary.  SFAS 160 also requires any redeemable features of noncontrolling interests to be analyzed to determine if they are part of permanent equity.  If deemed permanent, it is classified as noncontrolling interest within the equity section.  If not, it is classified as noncontrolling redeemable interest and reported outside of permanent equity.   SFAS 160 was effective January 1, 2009, and as such, any noncontrolling interest reported in our 10-K filing for the year ended December 31, 2008 has been reviewed and reclassified as necessary to comply with the pronouncement.

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties.  Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.  Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.  As of March 31, 2009, there were no material adjustments for master lease agreements.

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

In 2007, we formed the following wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing: Barclay Holdings, Inc., Inland American Holding TRS, Inc., and Inland American Communities Third Party, Inc.  In 2008, we formed Inland American Lodging Garden Grove Harbor TRS, LLC in connection with an addition to the lodging portfolio.  Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, our taxable REIT subsidiaries are required to pay income taxes at the applicable rates.

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

Joint Venture	Ownership %	Investment at March 31, 2009
Net Lease Strategic Asset Fund L.P.	85%	$197,790

Cobalt Industrial REIT II	27%	71,273

D.R. Stephens Institutional Fund, LLC	90%	74,894

Concord Debt Holdings, LLC	(a)	58,079

Wakefield Capital, LLC	(b)	94,849

Other Unconsolidated Joint Ventures	Various	46,750

		$543,635

(a)

We have contributed $76,000 to the venture in exchange for a 10% preferred membership interests in the venture.

(b)

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

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations.  Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share data.)

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008
Total assets	$11,328,340	9,598,882

Mortgages, notes and margins payable	$4,884,734	3,981,264

Total income	$274,276	235,522

Total interest and dividend income	$18,443	17,627

Net income (loss) attributable to Company	$(169,242)	11,057

Net income (loss) per common share, basic and diluted (a)	$(.21)	.02

	For the three months ended	For the three months ended
	March 31, 2009	March 31, 2008

Distributions declared to common stockholders	$99,423	89,291

Distributions per weighted average common share (a)	$.12	.16

Funds From Operations (a)(b)	$(59,468)	90,930

Cash flows provided by operating activities	$87,284	69,715

Cash flows used in investing activities	$(291,427)	(1,042,949)

Cash flows provided by financing activities	$7,576	931,967

Weighted average number of common shares outstanding, basic and diluted	800,227,755	575,543,596

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in distributions paid during that period being treated as a return of capital for tax purposes.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		Three months ended March 31,
		2009	2008
	Net income (loss) applicable to common shares	$(169,242)	11,057
Add:	Depreciation and amortization:
	Related to investment properties	92,793	73,072
	Related to investment in unconsolidated entities	17,597	7,436
Less:	Noncontrolling interests' share:

	Three months ended March 31,
	2009	2008
Depreciation and amortization related to investment properties	616	635

Funds from operations	$(59,468)	90,930

Subsequent Events

Effective April 6, 2009, we terminated our second offering.

We paid distributions to our stockholders of $.04167 per share totaling $33.3 million and $33.6 million in April and May, 2009.

On April 27, 2009, we initiated actions through the consolidated joint venture, LIP-H, to secure the collateral and protect LIP-H rights under the mezzanine loan.  On May 1, 2009, the borrowers under the mezzanine loan filed for bankruptcy protection.  Our subsidiary is in the process of asserting our rights under the mezzanine loan and initiating actions to protect our collateral.

The mortgage debt financings obtained subsequent to March 31, 2009, are detailed in the list below.  (Dollar amounts stated in thousands).

Property	Date of Financing	Approximate Amount of Loan ($)	Interest Per Annum	Maturity Date
The Radian Apartments	04/15/09	58,500	5.85%	05/01/14
Home Depot – Valdosta	04/05/09	15,500	LIBOR + 350 bps (floor of 5%)	04/05/12
Home Depot – Birmingham	04/15/09	17,100	LIBOR + 350 bps (floor of 5%)	04/15/12

Macquarie:  On April 29, 2009, we purchased Pool III of the Macquarie Portfolio for approximately $142.8 million.  The portfolio consists of seven retail assets and spanning 1,018,478 square feet.  We assumed debt of approximately $109.5 million, with rates ranging from 4.44% to 7.0%.

AmEx Service Center – Greensboro:  On April 30, 2009, we purchased an American Express Travel related Service Center in Greensboro, North Carolina for approximately $53 million from a related party.  The property consists of 389,377 square feet and is fully leased to American Express.  We assumed debt of $33 million, maturing on January 1, 2015 with an interest rate of 4.2675%

AmEx Service Center – Taylorsville:  On April 30, 2009, we purchased an American Express Travel related Service Center in Taylorsville, Utah for approximately $46 million from a related party.  The property consists of 395,787 square feet and is fully leased to American Express.  We assumed debt of $30.1 million, maturing on April 1, 2015 with an interest rate of 4.2975%

Sun Trust – Pool I:  On April 30, 2009, we have refinanced the loan on Sun Trust – Pool I, consisting of 218 properties) by paying down $50 million on the principal balance to extend the maturity until June 1, 2011.

Charter One: On April 30, 2009, we repaid Charter One’s participation of $50 million in a note receivable from an unrelated party.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.0 million.  If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.0 million.

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

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$50,000	237,802	103,215	81,960	543,177	2,316,525	3,332,679
Variable rate debt (mortgage loans)	$429,454	511,679	242,037	43,340	223,324	61,141	1,510,975

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.75	5.27	5.19	5.52	5.69	5.74	5.69
Variable rate debt (mortgage loans)	3.56	2.71	2.63	2.98	2.54	2.31	2.90

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which $5.1 million, net of accumulated amortization, is outstanding as of March 31, 2009.

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

Other than temporary impairments were $4.0 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project the REIT market and our portfolio value.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of March 31, 2009.  (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	$524,598	$190,561	$171,505	$209,617

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2009 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of March 31, 2009
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(1,614)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(3,153)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,967)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,710)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(572)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	10
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(189)

					$401,819	$(9,437)

(1) Interest rate CAP at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction.  This agreement is considered a derivative instrument and is accounted for pursuant to SFAS No. 133.  Derivatives are required to be  recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model.  See Note 10 in the notes to consolidated financial statements for additional information.

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland American Winston and WINN have filed answers and alternative defenses to the amended complaint as well as counter claims against the plaintiff.

Item 1A.  Risk Factors

Although our sponsor or its affiliates have  previously foregone or deferred advisor fees in an effort to increase cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from us and the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the three months ended March 31, 2009, we incurred a business management fee of approximately $4.0 million, or approximately .16% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $.3 million, together which are less than the full 1% fee that the business manager could be paid.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee during the periods that we are raising capital, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

Actions of our joint venture partners could negatively impact our performance.

As of March 31, 2009, we had entered into joint venture agreements with 18 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties.  The current balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, is $543.6 million.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. In many cases, our existing venture partners share, and future partners may share, certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

As of March 31, 2009, approximately 11% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc., which are located throughout the country.  Also, as of March 31, 2009, approximately 9% of our rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of these three properties. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of March 31, 2009, approximately 4%, 5%, 5%, 9% and 11% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at March 31, 2009, thirty-nine of our lodging facilities, or approximately 39% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of March 31, 2009, all of our wholly owned or partially owned lodging properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures.

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

These risks may adversely affect the value of outstanding real estate related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.  As of March 31, 2009, we had invested a total of $525 million in marketable securities.  Many of the entities that we have invested in have cut the dividends paid on their stocks.  In addition, the stock prices for these entities have declined precipitously.  There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future, however, we believe the declines in the three months ended March 31, 2009 to be temporary.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The table below outlines the shares of common stock we repurchased pursuant to our share repurchase program during the quarter ended March 31, 2009.  Effective March 30, 2009, our board of directors has voted to suspend our share repurchase program until further notice.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2009	5,604,900	$9.33	5,604,900	(1)
February 2009	2,226,733	$9.36	2,226,733	(1)
March 2009	12,335,854	$9.39	12,335,854	(1)

Total	20,167,487		20,167,487	(1)

(1)  Under the program, subject to funds being available, we limit the number of shares repurchased pursuant to our share repurchase program during any consecutive twelve month period to 5% of the number of outstanding shares of common stock at the beginning of that twelve month period.  However, the program has been suspended effective March 30, 2009.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	May 15, 2009	Date:	May 15, 2009

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2009 (file number 333-158338)

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

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

___________________________

*    Filed as part of this Quarterly Report on Form 10-Q.