Form 10-Q
period 2009-06-30
Inland American Real Estate Trust, Inc.
filed 2009-08-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of August 7, 2009, there were 813,894,118 shares of the registrant's common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place® trademark is the property of Hyatt Corporation (“Hyatt”). Intercontinental Hotels ® trademark is the property of IHG.  Wyndham ® trademark is the property of Wyndham Worldwide.  Comfort Inn ® trademark is the property of Choice Hotels International.  For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008
Assets	(unaudited)
Assets:
Investment properties:
Land	$1,630,249	$1,481,920
Building and other improvements	7,526,972	6,735,022
Construction in progress	377,779	318,440
Total	9,535,000	8,535,382
Less accumulated depreciation	(559,221)	(406,235)
Net investment properties	8,975,779	8,129,147
Cash and cash equivalents	632,986	945,225
Restricted cash and escrows	71,036	72,704
Investment in marketable securities (Note 8)	249,227	229,149
Investment in unconsolidated entities (Note 3)	512,386	742,510
Accounts and rents receivable (net of allowance of $5,431 and $3,064)	82,393	70,212
Notes receivable (Note 7)	482,195	480,774
Due from related parties (Note 6)	-	750
Intangible assets, net	437,920	383,509
Deferred costs, net	52,121	45,323
Other assets	24,589	34,585
Deferred tax asset	2,978	2,978
Total assets	$11,523,610	$11,136,866

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable (Note 9)	$5,043,148	$4,437,997
Accounts payable and accrued expenses	40,591	49,305
Distributions payable	33,830	40,777
Accrued real estate taxes	41,486	31,371
Advance rent and other liabilities	81,268	82,568
Intangible liabilities, net	76,582	43,722
Other financings	47,762	47,762
Due to related parties (Note 6)	16,010	4,607
Deferred income tax liability	1,470	1,470
Total liabilities	5,382,147	4,739,579

Noncontrolling redeemable interests (Note 4)	264,132	264,132
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 811,915,794 and 794,574,007 shares issued and outstanding	812	795
Additional paid in capital (net of offering costs of $828,434 and $800,019, of which $788,272 and $762,612 was paid or accrued to affiliates)	7,286,659	7,129,945
Accumulated distributions in excess of net income (loss)	(1,421,145)	(1,011,757)
Accumulated other comprehensive income (loss)	(8,937)	(6,421)

Total Company stockholders’ equity	5,857,389	6,112,562

Noncontrolling interests (Note 4)	19,942	20,593

Total equity	5,877,331	6,133,155

Total liabilities and equity	$11,523,610	$11,136,866

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$135,382	$101,947	$263,629	$199,421
Tenant recovery income	19,411	17,209	39,904	35,299
Other property income	5,375	4,209	11,073	7,274
Lodging income	127,870	148,329	247,708	265,222

Total income	288,038	271,694	562,314	507,216

Expenses:
General and administrative expenses to related parties	2,684	2,278	5,511	4,470
General and administrative expenses to non-related parties	10,856	4,847	22,849	9,282
Property and lodging operating expenses to related parties	6,115	4,750	12,315	9,685
Property operating expenses to non- related parties	20,095	14,575	42,554	30,931
Lodging operating expenses	77,062	82,354	152,365	150,608
Real estate taxes	21,968	17,200	43,784	33,609
Depreciation and amortization	99,006	79,711	191,934	152,783
Business manager management fee	14,000	12,500	18,000	12,500
Impairment of notes receivable	14,225	-	14,225	-

Total expenses	266,011	218,215	503,537	403,868

Operating income	$22,027	$53,479	$58,777	$103,348

Interest and dividend income	18,949	18,232	37,392	35,859
Other income	457	866	842	281
Interest expense	(61,173)	(55,197)	(119,880)	(104,960)
Loss on consolidated investment	-	-	(148,887)	-
Equity in earnings (loss) of unconsolidated entities	(28,817)	2,098	(38,201)	4,235
Impairment of investment in unconsolidated entities	-	(1,922)	-	(3,341)
Realized gain (loss) and impairment on securities, net	11,001	(45,279)	6,949	(49,191)

Income (loss) before income taxes	$(37,556)	$(27,723)	$(203,008)	$(13,769)

Income tax (expense) benefit (Note 11)	$223	$(4,182)	$(1,358)	$(4,700)

Net income (loss)	$(37,333)	$(31,905)	$(204,366)	$(18,469)

Less: Net income attributable to noncontrolling interests	(2,172)	(2,312)	(4,381)	(4,691)

Net income (loss) applicable to Company	$(39,505)	$(34,217)	$(208,747)	$(23,160)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income:
Unrealized gain (loss) on investment securities	68,628	(24,555)	1,627	(13,901)
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investments securities	(11,001)	45,279	(6,949)	49,191
Unrealized gain on derivatives	2,491	8,439	2,806	4,035

Comprehensive income (loss)	$20,613	$(5,054)	$(211,263)	$16,165

Net income (loss) available to common stockholders per common share, basic and diluted	$(.05)	$(.05)	$(.26)	$(.04)

Weighted average number of common shares outstanding, basic and diluted	808,952,703	637,875,067	804,614,331	606,709,331

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2009

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net income (loss)	-	-	-	(208,747)	-	(241)	(208,988)	4,622
Unrealized gain on investment securities	-	-	-	-	1,627	-	1,627	-
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	(6,949)	-	(6,949)	-
Unrealized gain on derivatives	-	-	-	-	2,806	-	2,806	-
Distributions declared	-	-	-	(200,641)	-	(410)	(201,051)	(4,622)
Proceeds from offering	24,869,350	25	253,961	-	-	-	253,986	-
Offering costs	-	-	(28,415)	-	-	-	(28,415)	-
Proceeds from distribution reinvestment plan	12,643,700	12	120,105	-	-	-	120,117	-
Shares repurchased	(20,171,263)	(20)	(188,951)	-	-	-	(188,971)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	14	-	-	-	14	-

Balance at June 30, 2009	811,915,794	$812	$7,286,659	$(1,421,145)	$(8,937)	$19,942	$5,877,331	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2008

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2007	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$23,783	$4,637,878	$264,132

Net income	-	-	-	(23,160)	-	69	(23,091)	4,622
Unrealized gain on investment securities	-	-	-	-	(13,901)	-	(13,901)	-
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	49,191	-	49,191	-
Unrealized gain on derivatives	-	-	-	-	4,035	-	4,035	-
Distributions declared	-	-	-	(188,239)	-	(1,837)	(190,076)	(4,622)
Proceeds from offering	114,899,203	115	1,151,575	-	-	-	1,151,690	-
Offering costs	-	-	(121,294)	-	-	-	(121,294)	-
Proceeds from distribution reinvestment plan	11,383,876	11	108,132	-	-	-	108,143	-
Shares repurchased	(2,500,823)	(2)	(23,211)	-	-	-	(23,213)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	68	-	-	-	68	-

Balance at June 30, 2008	671,951,245	$672	$6,020,980	$(439,284)	$(24,953)	$22,015	$5,579,430	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Cash flows from operations:
Net income (loss)	$(204,366)	$(18,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	153,058	117,532
Amortization	38,876	35,251
Amortization of loan fees	3,989	4,423
Amortization on acquired above market leases	1,333	1,270
Amortization on acquired below market leases	(1,962)	(1,960)
Amortization of mortgage discount/premium	810	792
Amortization of lease inducement	87	-
Amortization of note receivable discount	(5,534)	-
Impairment of notes receivable	14,225	-
Amortization of above/below market ground leases	104	-
Loss on consolidated investment	148,887	-
Straight-line rental income	(9,390)	(8,496)
Straight-line rental expense	72	59
Other expense (income)	(296)	(283)
Equity in (earnings) loss of unconsolidated entities	38,201	(4,235)
Distributions from unconsolidated entities	207	9,371
Impairment of investment in unconsolidated entities	-	3,341
Discount on shares issued to affiliates and issuance of stock options	14	68
Realized gain on investments in securities, net	(11,001)	(879)
Impairment of investments in securities	4,052	50,070
Changes in assets and liabilities:
Accounts and rents receivable	(2,418)	(3,127)
Accounts payable and other liabilities	(9,126)	4,780
Due to related parties	13,301	-
Other assets	5,137	(7,551)
Accrued real estate taxes	8,457	6,421
Prepaid rental and recovery income	6,131	6,010
Deferred income tax liability	-	(121)

Net cash flows provided by operating activities	192,848	194,267

Cash flows from investing activities:
Purchase of RLJ Hotels	-	(503,065)
Consolidation of LIP-H	1,757	-
Purchase of investment securities	(45,904)	(128,567)
Sale of investment securities	27,453	11,916
Restricted escrows	2,866	(23,004)
Rental income under master leases	306	269
Acquired in-place lease intangibles	(70,425)	(19,309)
Tenant improvement payable	(87)	26
Purchase of investment properties	(244,996)	(290,630)
Capital expenditures and tenant improvements	(43,777)	(36,836)
Acquired above market leases	(10,697)	-
Acquired below market leases	34,916	204
Investment in development projects	(74,054)	(144,738)
Investment in unconsolidated entities	(18,151)	(186,395)
Distributions from unconsolidated entities	20,282	6,996

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Payment of leasing and franchise fees	(2,124)	(2,171)
Funding of note receivable, net	88	(15,195)
Payoff of other financings	-	(10,823)
Other assets	5,524	51,942

Net cash flows used in investing activities	(417,023)	(1,289,380)

Cash flows from financing activities:
Proceeds from offering	253,986	1,151,690
Proceeds from the distribution reinvestment plan	120,117	108,143
Shares repurchased	(192,543)	(23,213)
Payment of offering costs	(29,505)	(120,850)
Proceeds from mortgage debt and notes payable	98,106	691,930
Payoffs of mortgage debt	(106,006)	-
Principal payments of mortgage debt	(2,899)	(1,287)
(Payoff) proceeds from margin securities debt	(6,981)	78,639
Payment of loan fees and deposits	(9,551)	(5,677)
Distributions paid	(207,588)	(182,096)
Distributions paid to noncontrolling interests	(1,328)	(1,837)
Distributions paid to noncontrolling redeemable interests	(4,622)	(4,622)
Due from related parties	750	1,026
Due to related parties	-	11,554

Net cash flows provided by (used in) financing activities	(88,064)	1,703,401

Net increase (decrease) in cash and cash equivalents	(312,239)	608,288
Cash and cash equivalents, at beginning of period	945,225	409,360

Cash and cash equivalents, at end of period	$632,986	$1,017,648

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(782,017)	$(291,760)
Tenant and real estate tax liabilities assumed at acquisition	11,663	165
Assumption of mortgage debt at acquisition	520,351	-
Non-cash mortgage discount/premium	5,007	-
Other financings	-	965

	(244,996)	(290,630)

Purchase of RLJ Hotels	-	(932,200)
Assumption of mortgage debt at acquisition	-	426,654
Liabilities assumed at acquisition	-	2,481

	-	(503,065)

Cash paid for interest	$116,094	$103,908

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$33,830	$34,151

Write off of in-place lease intangibles, net	$3,219	$1,972

Write off of above market lease intangibles, net	$10	$6

Write off of below market lease intangibles, net	$31	$547

Write off of leasing commissions, net	$-	$23

Consolidation of LIP-H assets	$135,686	$-

Assumption of mortgage debt at consolidation of LIP-H	$(96,763)	$-

Liabilities assumed at consolidation of LIP-H	$(3,584)	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2008, which are included in the Company's 2008 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation of financial position have been included in these financial statements.

 (1)  Organization

Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties, multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada.  Under the Business Management Agreement (the "Agreement") between the Company and Inland American Business Manager & Advisor, Inc. (the "Business Manager"), an affiliate of the Company's sponsor, the Business Manager serves as the business manager to the Company.  On August 31, 2005, the Company commenced an initial public offering (the "Initial Offering") of up to 500,000,000 shares of common stock ("Shares") at $10.00 each and the issuance of 40,000,000 shares at $9.50 each distributed pursuant to the Company's distribution reinvestment plan.  On August 1, 2007, the Company commenced a second public offering (the "Second Offering") of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to the distribution reinvestment plan.  On March 31, 2009, the Company filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan.  Effective April 6, 2009, the Company elected to terminate the Second Offering.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).  The effects of all significant intercompany transactions have been eliminated.

At June 30, 2009, the Company owned a portfolio of 940 commercial real estate properties, compared to 904 and 884 properties at December 31, 2008 and June 30, 2008, respectively.  The portfolio consisted of approximately 42,711,000 square feet, 15,125 rooms and 6,663 units.  The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	711	16,241,000
Lodging	99	15,125 rooms
Office	40	10,082,000
Industrial	64	15,358,000
Multi-Family	18	6,663 units
LIP-Holdings, LLC	8	1,030,000

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

(2)  Real Estate Activity during 2009

Acquisitions

The Company accounts for most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The Company further reviews the acquired assets for triggering events that may require impairment.  As of June 30, 2009, no triggering events have occurred on these acquisitions and no impairment is required.  All costs related to the acquisition of a business that were previously capitalized as a component of the acquisition are now expensed.  During the six months ended June 30, 2009, the Company incurred $3,158 of acquisition costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity for the six months ended June 30, 2009.

Segment	Property	Date	Acquisition Price	Sq Ft/Units
Retail	Macquarie Portfolio	01/14/09- 4/29/09	$275,400	2,126,074
	Alcoa Exchange II	01/29/09	7,300	43,750
	Fultondale Promenade	02/02/09	30,700	249,554
	Pavilion at La Quinta	02/18/09	41,200	166,039
	Dothan Pavilion	02/18/09	42,600	327,555
Office	Sanofi-aventis	01/28/09	230,000	736,572
	AmEx Service Center – Greensboro	04/30/09	53,000	389,377
	AmEx Service Center – Taylorsville	04/30/09	46,000	395,787
	Computershare	06/24/09	62,600	185,171
Multi-Family	Brazos Ranch	01/13/09	27,700	308 units

Total			$816,500

LIP-H Consolidation

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  The Company’s subsidiary invested $227,000 in exchange for the Class A Participating Preferred Interests of LIP-H, which entitles the Company’s subsidiary to a 9.5% preferred dividend and two of the five board seats of LIP-H. The Company’s investment was used to acquire eight operating properties and funding for a mezzanine loan to LIP Development.  As of December 31, 2008, the Company accounted for this investment as an unconsolidated entity.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

The Company’s control of LIP-H was accounted as a business combination, which required the Company to record the assets and liabilities of LIP-H at fair value. The Company valued the eight operating properties using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The Company estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments.  The mezzanine loan was based on the expected contractual cash flows discounted using a rate adjusted for the risks associated with the bankruptcy and litigation process and time and effort in working through a bankruptcy to access the collateral under the mezzanine loan. The bankruptcy will most likely extend the development and leasing timeline and cost for the collateral as third party lenders, contractors and potential tenants are expected to not be willing to transact with an entity during the bankruptcy process or will need significant cost concessions as additional risk consideration.  These factors resulted in the valuation of the mezzanine loan at $10,200 and loss on a consolidated investment of $148,887.  The Company also valued the non-controlling interest in LIP-H at zero.  No consideration was given by the Company as part of this consolidation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments in properties	$124,187
Notes receivable	10,200
Cash	1,757
Other assets	1,299
Total assets acquired	$137,443
Debt	96,763
Other liabilities	3,584
Net assets acquired	$37,096

The following table summarizes the investment in LIP-H from December 31, 2008 to January 6, 2009.

Investments in unconsolidated entities at December 31, 2008	$185,983
Loss of consolidated venture	$(148,887)
Net assets acquired at January 6, 2009	$37,096

 (3)  Investment in Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. The Company's partners manage the day-to-day operations of the properties and hold key management positions.  These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations.

Entity	Description	Ownership %	Investment at June 30, 2009	Investment at December 31, 2008
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$192,725	$201,798

Cobalt Industrial REIT II	Industrial portfolio	27%	76,869	66,217

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

Entity	Description	Ownership %	Investment at June 30, 2009	Investment at December 31, 2008
LIP Holdings, LLC	Diversified real estate fund	(a)	-	185,983

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	73,926	76,258

Concord Debt Holdings, LLC	Real estate loan fund	(b)	33,582	67,859

Wakefield Capital, LLC	Senior housing portfolio	(c)	88,647	97,267

Other Unconsolidated Entities	Various Real Estate Investments	Various	46,637	47,128

			$512,386	$742,510

(a)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  On January 6, 2009, the Company was granted a third board seat of five on the LIP Holdings, LLC board of managers.  As of June 30, 2009, this joint venture is consolidated into the financial statements of the Company.  (See Note 2).

(b)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, for the purpose of originating and acquiring real estate securities and real estate related loans.  On May 22, 2009, the Company filed an action against Lex-Win Concord LLC seeking a declaration that the Company is not required to fund any capital calls per the terms of the agreement and that it has a priority with regard to its existing capital.  A negative outcome could impact the priority of future capital calls or a future liquidation, including a loss of the Company’s preferred position.

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

	June 30, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,248,684	$2,354,601
Real estate debt and securities investments	796,167	984,158
Other assets	265,785	481,621

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)
Total Assets	3,310,636	3,820,380

Liabilities and Partners' and Shareholders’/Members’ Equity:

Mortgage debt	2,082,599	2,210,938
Other liabilities	98,939	129,360
Partners' and Shareholders'/Members’ Equity	1,129,098	1,480,082

Total Liabilities and Partners' and Shareholders'/Members’ Equity	3,310,636	3,820,380

Company’s share of Partners' and Shareholders'/Members’ Equity	495,857	724,197
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,073 and $775, respectively)	16,529	18,313

Carrying value of investments in unconsolidated entities	$512,386	$742,510

	Six months ended June 30, 2009	Six months ended June 30, 2008
Statements of Operations:
Revenues	$140,027	$110,585

Expenses:
Interest expense and loan cost amortization	50,161	30,328
Depreciation and amortization	58,809	39,115
Operating expenses, ground rent and general and administrative expenses	49,821	47,348
Impairments and realized losses	133,180	-

Total expenses	291,971	116,791

Net loss	$(151,944)	(6,206)

Company’s share of:
Net income (loss), net of excess basis depreciation of $298 and $564	(38,201)	4,235
Depreciation and amortization (real estate related)	25,566	22,110

In the table above, the balances as of December 31, 2008 and for the six months ended June 30, 2008 include amounts for LIP-H, which has been consolidated as of January 6, 2009 (See Note 2).

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, however, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

 (4) Noncontrolling Interests

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

As of June 30, 2009 and December 31, 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual arrangements. Upon adoption of SFAS No. 160, balances attributable to these noncontrolling interests were reclassified as a separate component of equity as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity pursuant to Emerging Issues Task Force (EITF) Topic No. D-98 "Classification and Measurement of Redeemable Securities" (EITF D-98) and is recorded at the greater of its carrying value or redemption value.  The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interest in the Company's financial statements with a balance of $264,132 as of June 30, 2009 and December 31, 2008.

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

(5)  Fair Value of Financial Instruments

The carrying value of the Company's mortgage debt was $5,011,468 and $4,405,558 and its estimated fair value was $4,825,806 and $4,268,709 as of June 30, 2009 and December 31, 2008, respectively. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying value of the Company’s notes receivable was $482,195 and $480,774 and its estimated fair value of the notes receivable was $466,973 and $478,561 as of June 30, 2009 and December 31, 2008, respectively.  The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments.  At June 30, 2009 and December 31, 2008, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

(6)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the respective periods.

		For the three months ended		For the six months ended		Unpaid amounts as of
		June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	December 31, 2008

General and administrative:
General and administrative reimbursement	(a)	2,256	1,436	4,695	2,900	1,668	2,401
Loan servicing	(b)	77	83	192	151	-	-
Affiliate share purchase discounts	(c)	6	22	14	64	-	-
Investment advisor fee	(d)	345	737	610	1,355	232	197
Total general and administrative to related parties		2,684	2,278	5,511	4,470	1,900	2,598

Property management fees	(e)	6,315	4,950	12,715	10,085	-	-
Business manager fee	(f)	14,000	12,500	18,000	12,500	14,000	-
Acquisition reimbursements capitalized	(a)	-	271	-	544	-	-
Acquisition fees	(g)	-	22,334	-	22,334	-	-
Loan placement fees	(h)	958	172	1,608	1,226	-	-
Offering costs	(i)	4,408	64,195	25,660	115,663	110	693

(a)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.

(b)

A related party of the Business Manager provides loan servicing to the Company for an annual fee.  Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties.   The Company’s lodging properties will continue to be billed at 225 dollars per month, per loan and MB REIT properties at 200 dollars per month, per loan.

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 18,067 and 70,083 shares to related parties and recognized an expense related to these discounts of $14 and $64 for the six months ended June 30, 2009 and 2008, respectively.

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(e)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Of the $12,715 paid for the six months ended June 30, 2009, $400 was capitalized for the leasing department and is included in deferred costs, net on the consolidated balance sheets.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

(f)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the six months ended June 30, 2009 and 2008, average invested assets were $10,114,760 and $8,014,186 and operating expenses, as defined, were $37,612 and $25,145 or .74%, and .63%, respectively, of average invested assets.  The Company incurred fees of  $18,000 and $12,500 for the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $18,000 for the six months ended June 30, 2009.

(g)

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest.

(h)

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company.  Such costs are capitalized as loan fees in deferred costs and amortized over the respective loan term.

(i)

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

As of June 30, 2009, the Company has $25,176 on deposit with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

On February 24, 2009, the Company purchased 35,000 Inland Real Estate Corporation (IRC) convertible bonds for $24,959 with a face value of $35,000 from an unaffiliated third party.  The bonds are each convertible into 48.2824 shares of IRC common stock, for a total of 1,689,884 potential shares of IRC.

On April 30, 2009, the Company purchased two properties from Inland Western Retail Real Estate Trust, Inc. (“Inland Western”), another REIT previously sponsored by Inland Real Estate Investment Corporation, for approximately $99,000.  The Company assumed debt of $63,100, with a rate of 4.3% per annum in the transaction.

On June 24, 2009, the Company purchased a property from Inland Western for approximately $62,600.  The Company assumed debt of $44,500, with a rate of 5.34% per annum in the transaction.

(7)  Notes Receivable

The Company's notes receivable balance was $482,195 and $480,774 as of June 30, 2009 and December 31, 2008, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on vacant land, shopping centers and hotel properties and guaranteed by the owners.  Interest only is due each month at rates ranging from 2.12% to 13.12% per annum.  For the three and six months ended June 30, 2009 and 2008, the Company recorded interest income from notes receivable of $14,061 and $25,319 and $6,745 and $12,819, which is included in the interest and dividend income on the consolidated statements of operations.

Some of the Company’s mortgage notes receivable, with an aggregate outstanding balance of $288,977, are considered impaired.  The company evaluates the collectibility of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals.  The Company has determined that the fair value of the collateral was in excess of the outstanding note receivable balance, except for three loans for which a $14,225 impairment loss was recorded.

If the Company considers a loan to be non-performing or the collectability is uncertain based on the underlying collateral, it will place the loan on non-accrual status. The Company will recognize interest income on a cash basis, as received. If the fair value of the loan collateral decreases to less than the amortized cost basis of the loan, any interest received will be recorded as a reduction of the loan basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the loan, and if the loan is not otherwise in default, any interest payment will be recognized as interest income.

(8)  Investment in Marketable Securities

Investment in marketable securities of $249,227 at June 30, 2009 consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value.

The Company also has investments in commercial mortgage backed securities which are classified as available-for-sale securities.  These securities have a fair value of $27,500 as of June 30, 2009, with maturities ranging from February 2016 to July 2017, and are included in investment in marketable securities of $249,227.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on June 30, 2009, the Company has accumulated other comprehensive loss of $2,690, which includes gross unrealized losses of $40,476.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $88,700 as of June 30, 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company  intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.  During the six months ended June 30, 2009, the Company recorded an impairment of $4,052 compared to $50,070 for the six months ended June 30, 2008 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations.

Dividend income is recognized when earned. During the six months ended June 30, 2009 and 2008, dividend income of $10,728 and $15,625 was recognized and is included in interest and dividend income on the consolidated statements of operations.

(9)  Mortgages, Notes and Margins Payable

The table below reflects financing activity for the six months ended June 30, 2009:

Property	Date of Financing	Interest per Annum	Amount of Loan	Maturity Date
United Healthcare Cypress	01/15/09	LIBOR + 280 bps	$22,000	01/13/12
Brazos Ranch	01/21/09	5.67%	15,200	02/01/14
Sanofi-aventis (1)	01/28/09	5.75%	190,000	12/06/15
Fultondale Promenade	02/02/09	5.6%	16,900	02/01/14
Pavilions at La Quinta (1)	02/18/09	LIBOR + 185 bps	24,000	04/28/12
Dothan Pavilion (1)	02/18/09	LIBOR + 170 bps	37,200	12/18/12
Macquarie (1)	03/25/08	4.44%-5.05%	36,700	05/01/10-01/08/12
The Radian Apartments	04/15/09	5.85%	58,500	05/01/14
Home Depot – Valdosta	04/15/09	LIBOR + 350 bps (floor of 5%)	15,500	04/05/12
Home Depot – Birmingham	04/15/09	LIBOR + 350 bps (floor of 5%)	17,100	04/15/12
Macquarie (1)	04/30/09	4.44%-7.00%	109,500	07/01/10-05/01/28
AmEx Service Center – Greensboro (1)	04/30/09	4.27%	33,000	01/01/15
AmEx Service Center – Taylorsville (1)	04/30/09	4.30%	30,100	04/01/15
Computershare (1)	06/24/09	5.34%	44,500	10/02/35
McKinney Outlots	06/25/09	6.50%	3,400	06/25/14
Macquarie (Coweta Crossing)	06/29/09	6.35%	3,100	05/29/12
Total			$656,700

(1)

Debt was assumed at acquisition of property

Mortgage loans outstanding as of June 30, 2009 were $5,011,468 and had a weighted average interest rate of 4.8%.  Mortgage premium and discount, net was a premium of $315 as of June 30, 2009.  As of June 30, 2009, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

	As of June 30, 2009	Weighted average interest rate
2009	$89,284	2.96%
2010	814,278	3.40%
2011	591,426	3.70%

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

	As of June 30, 2009	Weighted average interest rate
2012	191,229	4.52%
2013	730,731	4.86%
Thereafter	$2,594,520	5.56%

The Company is negotiating refinancing certain debt maturing in 2009 and 2010 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. It is anticipated that the Company will be able to repay or refinance all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  Although all of the mortgage loans are current with payments, as of June 30, 2009, the Company was in technical default on loans in its LIP-H segment, with a carrying value of $18,486.

The Company has purchased a portion of its securities through margin accounts.  As of June 30, 2009 and December 31, 2008, the Company has recorded a payable of $31,365 and $38,346, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At June 30, 2009 and December 31, 2008, this rate was .667% and 1.777%. Interest expense in the amount of $68 and $137 and $1,154 and $2,179 was recognized in interest expense on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, respectively.

(10)  Derivatives

As of June 30, 2009, in connection with eight mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $401,819, that converted the variable-rate debt to fixed.  The interest rate swaps and cap were considered highly effective as of June 30, 2009.  The fair value of the Company’s swaps increased $2,806 during the six months ended June 30, 2009 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes interest rate swap contracts outstanding as of June 30, 2009:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of June 30, 2009
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(1,376)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(2,474)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,180)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,407)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(485)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	45
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(91)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	21

					$401,819	$(6,947)

(1) Interest rate cap at 4.75%.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2009 and 2008, the Company recorded $130 and $764 of ineffectiveness, which is included in interest expense on the consolidated statements of operations.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5,957 will be reclassified to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 and December 31, 2008.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

	Liability Derivatives
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Products	Advance rent and other liabilities	$6,947	Advance rent and other liabilities	$9,753

The derivative instruments were reported at their fair value of $6,947 and $9,753 in accounts payable and accrued expenses at June 30, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in Accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 and 2008:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$2,806	$4,035	Interest expense	$(4,200)	$(2,635)	Interest expense	$(130)	$(764)

During the six months ended June 30, 2009, the Company recognized additional other comprehensive gain of $2,806 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009.  During the six months ended June 30, 2008, the Company recognized additional other comprehensive gain of $4,035 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2008.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction.  This agreement is considered a derivative instrument and is accounted for as such.  The fair value of the put/call agreement is estimated using the Black-Scholes model.  The fair value of the option was $2,400 and $3,000 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively, with $600 included in other income on the consolidated statements of operations and other comprehensive income at June 30, 2009.

The Company does not use derivatives for trading or speculative purposes.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

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

The Company considers LIP-H a reportable segment as of January 6, 2009 (Note 2) as the operating results of LIP-H are  reviewed by the Company’s chief operating decision maker for performance and strategic decisions.  The Company previously accounted for its investment in LIP-H under the equity method and as such has not revised prior period segment disclosures.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$130,302	$35,501	$59,626	$17,928	$-	$14,002	$3,245
Straight-line rents	4,628	1,664	2,148	583	-	84	149
Amortization of acquired above and below market leases, net	452	(44)	689	(98)	-	-	(95)
Total rental income	$135,382	$37,121	$62,463	$18,413	$-	$14,086	$3,299

Tenant recovery income	19,411	5,589	12,579	812	-	29	402
Other property income	5,375	1,379	2,048	552	-	1,392	4
Lodging income	127,870	-	-	-	127,870	-	-
Total income	$288,038	$44,089	$77,090	$19,777	$127,870	$15,507	$3,705

Operating expenses	$125,240	$10,088	$19,692	$1,799	$84,185	$7,939	$1,537

Net property operations	$162,798	$34,001	$57,398	$17,978	$43,685	$7,568	$2,168

Depreciation and amortization	$(99,006)
Business manager management fee	$(14,000)
General and administrative	$(13,540)
Interest and other investment income	$18,949
Interest expense	$(61,173)
Loss on consolidated investment	$-
Income tax expense	$223
Other income (loss)	$457
Realized loss and impairment on securities, net	$11,001
Impairment of notes receivable	(14,225)
Equity in loss of unconsolidated entities	$(28,817)

Net income (loss)	$(37,333)

Net income attributable to noncontrolling interests	$(2,172)

Net (loss) attributable to Company	$(39,505)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

The following table summarizes net property operations income by segment for the three months ended June 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$97,035	$25,785	$49,421	$16,286	$-	$5,543
Straight-line rents	4,275	1,161	1,881	1,233	-	-
Amortization of acquired above and below market leases, net	637	(188)	923	(98)	-	-
Total rentals	$101,947	$26,758	$52,225	$17,421	$-	$5,543

Tenant recovery income	17,209	6,430	10,084	695	-	-
Other property income	4,209	2,135	1,248	301	-	525
Lodging income	148,329	-	-	-	148,329	-
Total revenues	$271,694	$35,323	$63,557	$18,417	$148,329	$6,068

Operating expenses	$118,879	$9,981	$15,389	$1,707	$88,438	$3,364

Net property operations	$152,815	$25,342	$48,168	$16,710	$59,891	$2,704

Depreciation and amortization	$(79,711)
Business manager fee	$(12,500)
General and administrative	$(7,125)
Interest and other investment income	$18,232
Interest expense	$(55,197)
Income tax expenses	$(4,182)
Other income (loss)	$866
Realized loss and impairment on securities, net	$(45,279)
Equity in earnings of unconsolidated entities	$2,098
Impairment of investment in unconsolidated entities	(1,922)

Net income (loss)	$(31,905)

Net income attributable to noncontrolling interest	$(2,312)

Net (loss) applicable to Company	$(34,217)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$253,610	$68,641	$114,254	$35,794	$-	$28,579	$6,342
Straight-line rents	9,390	3,337	3,765	1,873	-	160	255
Amortization of acquired above and below market leases, net	629	(205)	1,125	(196)	-		(95)
Total rental income	$263,629	$71,773	$119,144	$37,471	$-	$28,739	$6,502

Tenant recovery income	39,904	11,999	24,582	2,706	-	56	561
Other property income	11,073	3,919	4,265	571	-	2,300	18
Lodging income	247,708	-	-	-	247,708	-	-
Total income	$562,314	$87,691	$147,991	$40,748	$247,708	$31,095	$7,081

Operating expenses	$251,018	$22,029	$39,984	$4,639	$166,449	$15,257	$2,660

Net property operations	$311,296	$65,662	$108,007	$36,109	$81,259	$15,838	$4,421

Depreciation and amortization	$(191,934)
Business manager management fee	$(18,000)
General and administrative	$(28,360)
Interest and other investment income	$37,392
Interest expense	$(119,880)
Loss on consolidated investment	$(148,887)
Income tax expense	$(1,358)
Other income (loss)	$842
Realized loss and impairment on securities, net	$6,949
Impairment of notes receivable	(14,225)
Equity in loss of unconsolidated entities	$(38,201)

Net income	$(204,366)

Net income attributable to noncontrolling interests	$(4,381)

Net (loss) attributable to Company	$(208,747)

Balance Sheet Data:
Real estate assets, net	$8,894,846	$1,762,029	$3,218,482	$845,432	$2,412,196	$531,943	$124,764
Capital Expenditures	141,074	15,916	5,157	518	118,198	435	850
Non-segmented assets	2,487,690
Total Assets	$11,523,610

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

The following table summarizes net property operations income by segment for the six months ended June 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$190,234	$51,923	$95,085	$32,265	$-	$10,961
Straight-line rents	8,496	2,491	3,543	2,462	-	-
Amortization of acquired above and below market leases, net	691	(428)	1,307	(188)	-	-
Total rentals	$199,421	$53,986	$99,935	$34,539	$-	$10,961

Tenant recovery income	35,299	12,912	20,745	1,642	-	-
Other property income	7,274	3,889	2,013	332	-	1,040
Lodging income	265,222	-	-	-	265,222	-
Total revenues	$507,216	$70,787	$122,693	$36,513	$265,222	$12,001

Operating expenses	$224,833	$21,217	$32,051	$3,467	$161,705	$6,393

Net property operations	$282,383	$49,570	$90,643	$33,046	$103,517	$5,608

Depreciation and amortization	$(152,783)
Business manager fee	$(12,500)
General and administrative	$(13,752)
Interest and other investment income	$35,859
Interest expense	$(104,960)
Income tax expense	$(4,700)
Other income	$281
Realized loss and impairment on securities, net	$(49,191)
Equity in earnings of unconsolidated entities	$4,235
Impairment of investment in unconsolidated entities	$(3,341)

Net income (loss)	$(18,469)

Net income attributable to noncontrolling interests	(4,691)

Net income applicable to Company	$(23,160)

Balance Sheet Data:
Real estate assets, net	$7,451,640	$1,239,380	$2,738,395	$843,032	$2,432,247	$198,586
Capital expenditures	50,061	7,333	2,899	35	39,765	29
Non-segmented assets	2,884,323
Total assets	$10,386,024

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

(13)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As a result of the net loss for the three and six months ended June 30, 2009 and 2008, the diluted weighted average shares outstanding do not give effect to potential common shares as to do so would be anti-dilutive because of a net loss.

(14)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $33,951 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of June 30, 2009, the Company has approximately $5,908 of rate lock deposits outstanding.  The agreements locked interest rates between 5.48% and 5.63% on approximately $81,952 in principal.

As of June 30, 2009, the Company had outstanding commitments to purchase $139,700 of real estate properties and fund approximately $111,711 into joint ventures.  The Company intends on funding these commitments with cash on hand of $632,986 and financing acquisitions in the amount of $56,400.  Additionally, as of June 30, 2009, the Company has commitments totaling $129,630 for various development projects.

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

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against the plaintiff.  The parties are

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

now undertaking discovery.  In the opinion of the Company and its legal counsel, the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations, thus no liability has been recorded as of June 30, 2009.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of the Company’s rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.  IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities.  IA Sub claims, as a result of the foregoing, that it was not required to fund the capital call.  In response to this action, Concord has answered and filed counterclaims against IA Sub.  It claims that IA Sub is required to fund the additional capital and it also claims damages against IA Sub for not contributing the additional capital.  A negative outcome in the litigation could impact the priority of future capital calls or a future liquidation, including a loss of the Company’s preferred position.  A negative outcome on the counterclaim could also subject IA Sub to damages.  The Company believes, however that there are good and valid defenses to any claim for damages against IA Sub.  IA Sub intends to vigorously pursue its case and defend its position with regard to the counterclaim.

(15) Fair Value Measurements

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

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•

Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

	Fair Value Measurements at June 30, 2009
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$221,727	-	-
Commercial mortgage backed securities	$-	-	27,500
Total assets	$221,727	-	27,500

Put/call agreement in MB REIT	$-	-	2,400
Derivative interest rate instruments	$-	6,947	-
Total liabilities	$-	6,947	2,400

At June 30, 2009 and December 31, 2008, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1).  To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2).  The fair value of the commercial mortgage backed securities (“CMBS”) that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows.  The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis using level 3 inputs as of June 30, 2009:

Balance, December 31, 2008	$22,615
Purchases	2,218
Unrealized gains	2,667

Balance, June 30, 2009	$27,500

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2009

(unaudited)

Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

(16)  New Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” This Statement establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement also amends FASB Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” to include only two levels of GAAP: authoritative and non-authoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company anticipates this Statement will not have a material effect on its results of operations or financial position as this Statement will not change GAAP.

In June 2009, the FASB issued Statement No. 167 “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to eliminate certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and requires companies to more frequently reassess whether they must consolidate variable interest entities. Statement No. 167 also replaces the quantitative approach to determining the primary beneficiary of a variable interest entity previously required with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Statement No. 167 is effective as for periods beginning after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the application of this Statement.

(17)  Subsequent Events

The Company has evaluated all subsequent events that have occurred up through the date of issuance of these financial statements on August 14, 2009.

The Company paid distributions to its stockholders of $.04167 per share totaling $33,830 and $33,912 in July and August 2009.

Subsequent to quarter end, the Company has purchased a five property multi-family portfolio located in Woodlands, Texas for $104,200.  The properties consist of 1,521 units.  The Company assumed $56,400 of debt at 5.34% upon acquisition.

Additionally, the Company has paid $1,805 for earnouts on two properties subsequent to quarter end.

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

The following discussion and analysis relates to the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. (Dollar amounts stated in thousands, except for per share amounts, revenue per available room and average daily rate).

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

On a consolidated basis, essentially all of our revenues and cash flows from operations for the six months ended June 30, 2009 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, utilities and insurance.  Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•

Funds from Operations ("FFO"), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles ("GAAP").

•

Economic and physical occupancy and rental rates.

•

Leasing activity - new leases, renewals and expirations.

•

Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2009 and 2008.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 878 and 716 of our investment properties satisfied the criteria of being owned for the entire three and six month period ended June 30, 2009 and 2008, respectively, and are referred to herein as "same store" properties.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  All dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three and six months ended June 30, 2009 and June 30, 2008

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008

Net income (loss) applicable to Company	$(39,505)	$(34,217)

Net income (loss) per share	(.05)	(.05)

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008

Net income (loss) applicable to Company	$(208,747)	$(23,160)

Net income (loss) per share	(.26)	(.04)

Net income per share decreased from $(.05) and $(.04) per share to $(.05) and $(.26) per share for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008.  The primary reason for the decrease for the six month period was a loss on consolidated investment of approximately $149 million recorded in the first quarter of 2009.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases.  Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs.  Lodging income consists of room revenues, food and beverage revenues, telephone revenues and miscellaneous revenues.  Total property revenues were $288,038 and $562,314 for the three and six months ended June 30, 2009 and $271,694 and $507,216 for the three and six months ended June 30, 2008, respectively.

Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

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

	Three months ended June 30, 2009	Three months ended June 30, 2008	2009 increase (decrease) from 2008
Property rentals	$130,302	$97,035	$33,267
Straight-line rents	4,628	4,275	353
Amortization of acquired above and below market leases, net	452	637	(185)

Total rental income	$135,382	$101,947	$33,435

Tenant recovery income	19,411	17,209	2,202
Other property income	5,375	4,209	1,166
Lodging income	127,870	148,329	(20,459)

Total property revenues	$288,038	$271,694	$16,344

	Six months ended June 30, 2009	Six months ended June 30, 2008	2009 increase (decrease) from 2008
Property rentals	$253,610	$190,234	$63,376
Straight-line rents	9,390	8,496	894
Amortization of acquired above and below market leases, net	629	691	(62)

Total rental income	$263,629	$199,421	$64,208

Tenant recovery income	39,904	35,299	4,605
Other property income	11,073	7,274	3,799
Lodging income	247,708	265,222	(17,514)

Total property revenues	$562,314	$507,216	$55,098

Total property revenues increased $16,344 and $55,098 for the three and six months ended June 30, 2009 over the same period of the prior year.  The increase in property revenues in 2009 was due primarily to a full period of operations reflected in 2009 for properties acquired during 2008 and 2009, offset by decreases in our same store lodging segment.

Property Operating Expenses, Lodging Operating Expenses and Real Estate Taxes.  Property operating expenses consist of property management fees paid to property managers and operating expenses.  This includes costs of owning and maintaining investment properties, real estate taxes, insurance, utilities and repair and maintenance.  Total expenses were $125,240 and $251,018 for the three and six months ended June 30, 2009 and $118,879 and $224,833 for the three and six months ended June 30, 2008, respectively.  Lodging operating expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Three months ended June 30, 2009	Three months ended June 30, 2008	2009 increase (decrease) from 2008
Property operating expenses	$26,210	$19,325	$6,885
Lodging operating expenses	77,062	82,354	(5,292)
Real estate taxes	21,968	17,200	4,768

Total property expenses	$125,240	$118,879	$6,361

	Six months ended June 30, 2009	Six months ended June 30, 2008	2009 increase (decrease) from 2008
Property operating expenses	$54,869	$40,616	$14,253
Lodging operating expenses	152,365	150,608	1,757
Real estate taxes	43,784	33,609	10,175

Total property expenses	$251,018	$224,833	$26,185

Total operating expenses increased $6,361 and $26,185 for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 due primarily to the effect of the properties acquired in 2008 and 2009, offset in the second quarter by a reduction in lodging expenses due to the decreased occupancy in 2009.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	2009 increase (decrease) from 2008
Depreciation and amortization	$99,006	$79,711	$19,295
Interest expense	61,173	55,197	5,976
General and administrative (1)	13,540	7,125	6,415
Business manager fee	14,000	12,500	1,500

	$187,719	$154,533	$33,186

(1)  Includes expenses paid to affiliates of our sponsor as described below.

	Six months ended June 30, 2009	Six months ended June 30, 2008	2009 increase (decrease) from 2008
Depreciation and amortization	$191,934	$152,783	$39,151
Interest expense	119,880	104,960	14,920
General and administrative (1)	28,360	13,752	14,608
Business manager fee	18,000	12,500	5,500

	$358,174	$283,995	$74,179

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization.  The $19,295 and $39,151 increase in depreciation and amortization expense for the three and six months ended June 30, 2009 relative to the three and six months ended June 30, 2008 was due substantially to the impact of the properties acquired in 2008 and 2009.

Interest expense.  The $5,976 and $14,920 increase in interest expense for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was primarily due to mortgage debt financings during 2008 and 2009 which increased to $5,011,468 at June 30, 2009 from $3,876,305 at June 30, 2008.

A summary of interest expense for the three and six months ended June 30, 2009 and 2008 appears below:

	Three months ended June 30, 2009	Three months ended June 30, 2008	2009 increase (decrease) from 2008
Debt Type
Margin and other interest expense	$2,250	$4,326	$(2,077)
Mortgages	58,924	50,871	8,053

Total	$61,173	$55,197	$5,976

Weighted average interest rate	4.8%	5.3%	(.5)%

	Six months ended June 30, 2009	Six months ended June 30, 2008	2009 increase (decrease) from 2008
Debt Type
Margin and other interest expense	$5,452	$7,757	$(2,305)
Mortgages	114,428	97,203	17,225

Total	$119,880	$104,960	$14,920

Weighted average interest rate	4.8%	5.3%	(.5)%

General and Administrative Expenses. General and administrative expenses primarily consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $13,540 and $28,360 for the three and six months ended June 30, 2009 and $7,125 and $13,752 for the three and six months ended June 30, 2008, respectively.  The increase is due primarily to the growth of our asset and stockholder base during 2009 and 2008, as well as $7,925 of acquisition and dead deal costs for the six months ended June 30, 2009.

For 2009, SFAS 141 (R) requires that acquisition costs of all transactions be expensed as incurred.  Thus all costs related to finding, analyzing and negotiating a transaction will be expensed as incurred as a general and administrative expense, whether or not the acquisition is completed.  These expenses would include acquisition fees, if any, paid to our business manager.  In the six months ended June 30, 2009, we incurred $3,158 of acquisition costs that are included in the general and administrative expenses of $28,360.  Separately, we expensed $4,767 of dead deal costs for the six months ended June 30, 2009.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  We paid our business manager a management fee of $18,000 for the six months ended June 30, 2009.

Interest and Dividend Income and Realized Gain (Loss) on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.  We invest in marketable securities issued by other REIT entities where we believe the yields and returns will exceed those of other short-term investments.  Our interest and dividend income was $18,949 and $37,392 and $18,232 and $35,859 for the three and six months ended June 30, 2009 and 2008, respectively.  We realized other than temporary impairments of $4,052 and $50,070 for the six months ended June 30, 2009 and 2008, respectively.

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Interest Income	$14,187	$10,481	$26,664	$20,234
Dividend Income	4,762	7,751	10,728	15,625

Total	$18,949	$18,232	$37,392	$35,859

Realized gains on investment securities	11,001	879	11,001	879
Other than temporary impairments	-	(46,158)	(4,052)	(50,070)

Total	11,001	(45,279)	6,949	(49,191)

Interest income was $14,187 and $26,664 and $10,481 and $20,234 for the three and six months ended June 30, 2009 and 2008, respectively.  Interest income is earned on our cash balances and notes receivable.

As of June 30, 2009, our cash balance of $632,986 is earning less than the 5.0% annualized distribution rate in effect for the six months ended June 30, 2009 based on a $10 stock price and our average interest rate cost of 4.8%.

During June 2009, we transferred our cash into interest bearing accounts.  We earned $1.3 million for the six months ended June 30, 2009.  We currently do not expect to earn a significant return on our cash balances for the remainder of 2009.

Our notes receivable balance of $482,195 as of June 30, 2009 consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on land, shopping centers and lodging facilities.  Interest only is due each month at rates ranging from 2.12% to 13.12% per annum.  For the three and six months ended June 30, 2009 and 2008, we recorded interest income from notes receivable of $14,061 and $25,319 and $6,745 and $12,819, respectively.  See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income decreased by $2,989 and $4,897 for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 as a result of reduced dividend payout rates.  Our investments continue to generate dividends, however most REITs we have invested in have reduced their payout rates compared to the prior year and we could continue to see further reductions in the future.  The following analysis outlines our yield earned on our portfolio of securities.

	For the six months ended
	June 30, 2009	June 30, 2008
Dividend income	10,728	15,625
Margin interest expense	(137)	(2,179)
Investment advisor fee	(610)	(1,355)

	9,981	12,091

Average investment in marketable securities (1)	518,668	422,527
Average margin payable balance	(41,236)	(127,543)

Net investment	477,432	294,984

Leveraged yield (annualized)	4.2%	8.2%

(1)

The average investment in marketable securities represents our original cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Noncontrolling Interest.  The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and various consolidated joint ventures.

Equity in Earnings of Unconsolidated Entities.  For the first six months of 2009, we have equity in losses of unconsolidated entities of $38,201.  This is a decrease of $42,436 from equity in earnings of unconsolidated entities of $4,235 for the six months ended June 30, 2008.  The change is mainly due to significant losses incurred and impairment recorded by one of our joint ventures of which our portion was $31,129.

Impairment of Investment in Unconsolidated Entities.  For the three and six months ended June 30, 2008, we recorded a $1,922 and $3,341 loss, respectively, on our investment in Feldman Mall Properties, Inc.

An analysis of results of operations by segment follows:

Retail Segment

	Total Retail Properties
	As of June 30,
	2009	2008

Retail Properties
Physical occupancy	92%	95%
Economic occupancy	93%	96%
Base rent per square foot	$16.04	$16.53
Gross investment in properties	$3,381,813	$2,826,365

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  The occupancy rates above are as of the end of the period and do not represent the average rate during the six months ended June 30, 2009 and 2008.

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

Our tenants largely consist of basic-need retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services.  We have only limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers, which we believe are being impacted the greatest by the internet and existing economic conditions.

During the six months ended June 30, 2009, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  As of June 30, 2009, our retail portfolio contained only seven retailers, renting approximately 133,210 square feet, that had filed for bankruptcy protection.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations notwithstanding the overall decline in the economy or retail environment.  However, we continue to actively monitor our retail tenants as a continued downturn in the economy could have negative impact on our tenants’ abilities to pay rent or our ability to lease space.

Comparison of Three Months Ended June 30, 2009 to 2008

The table below represents operating information for the retail segment of 711 properties and for the same store portfolio consisting of 683 properties acquired prior to April 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2009 and June 30, 2008.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$62,463	$52,225	$10,238	$50,065	$52,043	$(1,978)
Tenant recovery income	12,579	10,084	2,495	9,632	10,068	(436)
Other property income	2,048	1,248	800	1,381	1,247	134

Total revenues	$77,090	$63,557	$13,533	$61,078	$63,358	$(2,280)

Expenses:
Property operating expenses	$11,318	$8,931	$2,387	$8,692	$9,013	$(321)
Real estate taxes	8,374	6,458	1,916	6,892	6,442	450

Total operating expenses	$19,692	$15,389	$4,303	$15,584	$15,455	$129

Net operating income	57,398	48,168	9,230	45,494	47,903	(2,409)

Retail properties real estate rental revenues increased from $63,557 in the second quarter of 2008 to $77,090 in the second quarter of 2009 mainly due to the acquisition of 26 retail properties since June 30, 2008.  Retail properties real estate and operating expenses also increased from $15,389 in 2008 to $19,692 in 2009 as a result of these acquisitions.

On a same store retail basis, property net operating income decreased from $47,903 to $45,494 for a total decrease of $2,409 or 5%.  Same store retail property operating revenues for the three months ended June 30, 2009 and 2008 were $61,078 and $63,358, respectively, resulting in a decrease of $2,280 or 4%.  Same store retail property operating expenses for the three months ended June 30, 2009 and 2008 were $15,584 and $15,455, respectively, resulting in an increase of $129 or 1%, due to an increase in real estate tax expense and common area maintenance costs in 2009.  The primary reason for the decrease in revenue and net property operations is a decrease in occupancy of 3% from June 30, 2008 to June 30, 2009.  The decrease in occupancy has resulted from an overall decline in the economy and the impact on demand for retail space.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the retail segment of 711 properties and for the same store portfolio consisting of 545 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2009 and June 30, 2008.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$119,144	$99,936	$19,208	$91,759	$95,315	$(3,556)
Tenant recovery income	24,582	20,745	3,837	20,265	20,729	(464)
Other property income	4,265	2,013	2,252	3,296	1,885	1,411

Total revenues	$147,991	$122,694	$25,297	$115,320	$117,929	$(2,609)

Expenses:
Property operating expenses	$23,695	$19,101	$4,594	$19,187	$18,986	$201
Real estate taxes	16,289	12,950	3,339	14,094	12,935	1,159

Total operating expenses	$39,984	$32,051	$7,933	$33,281	$31,921	$1,360

Net operating income	108,007	90,643	17,364	82,039	86,008	(3,969)

Retail properties real estate rental revenues increased from $122,694 in the six months ended 2008 to $147,991 in the six months ended 2009 mainly due to the acquisition of 26 retail properties since June 30, 2008.  Retail properties real estate and operating expenses also increased from $32,501 in 2008 to $39,984 in 2009 as a result of these acquisitions.

On a same store retail basis, property net operating income decreased from $86,008 to $82,039 for a total decrease of $3,969 or 5%.  Same store retail property revenues for the six months ended June 30, 2009 and 2008 were $115,320 and $117,929, respectively, resulting in a decrease of $2,609 or 2%.  Same store retail property operating expenses for the six months ended June 30, 2009 and 2008 were $33,281 and $31,921, respectively, resulting in an increase of $1,360 or 4%.  The increase is primarily due to an increase in real estate taxes.  The primary reason for the decrease in revenue and net property operations is a decrease in occupancy of 3% from June 30, 2008 to June 30, 2009.

Lodging Segment

	Total Lodging Properties
	As of June 30,
	2009	2008
Lodging Properties
Revenue per available room	$77	$95
Average daily rate	$120	$130
Occupancy	64%	72%
Gross investment in properties	$2,731,840	$2,594,483

We believe the decreases in revenue per available room, average daily rate and occupancy are primarily a result of the current economic slowdown that has affected all industries and travel segments.

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

Two practices are common in the lodging industry:  1) association with national franchise organizations and 2) professional management by specialized third-party hotel managers.  Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Wyndham, and Choice Hotels.  By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.  We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue.  Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and overall daily rental rates.

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

During the second half of 2008, the hotel industry began to experience declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR").  The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel).  During the first six months of 2009, the industry continued to experience declines greater than the ones experienced in the fourth quarter of 2008.  The industry is projecting to see ongoing declines in Revenue per Available Room growth through most of 2009.  For 2009, the industry is predicting Revenue per Available Room ranging from negative 15-18% compared to 2008.  We believe this slowdown will continue until Gross National Product (“GNP”) begins to grow.  For 2009, we expect our revenue per available room will be consistent with the overall industry trends.

Our third party managers and asset management are focusing on reducing variable costs and gaining market share from competitors as a result of the declines in revenues.

Comparison of Three Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 98 properties acquired prior to April 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2009 and June 30, 2008.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Lodging operating income	$127,870	$148,329	$(20,459)	$120,339	$148,329	$(27,990)

Total revenues	$127,870	$148,329	$(20,459)	$120,339	$148,329	$(27,990)

Expenses:
Lodging operating expenses to non-related parties	$77,061	$82,354	$(5,293)	$71,254	$82,354	$(11,100)
Real estate taxes	7,124	6,084	1,040	6,821	6,084	737

Total operating expenses	$84,185	$88,438	$(4,253)	$78,075	$88,438	$(10,363)

Net operating income	43,685	59,891	(16,206)	42,264	59,891	(17,627)

On a same store basis, the lodging segment’s net operating income reflects a decrease from $59,891 to $42,264 or 29%, which primarily is attributable to a decrease in same store occupancy from 75% to 68%, a reduction in the Average Daily Rate from $132 to $118 and a reduction in Rev/Par from $98 to $80.  The reduction is attributable to the current economic recession which has reduced travel from all major segments of the lodging industry (business transient and group, and leisure group and transient travel).

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 76 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2009 and June 30, 2008.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Lodging operating income	$247,708	$265,222	$(17,514)	$154,193	$187,764	$(33,571)

Total revenues	$247,708	$265,222	$(17,514)	$154,193	$187,764	$(33,571)

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Expenses:
Lodging operating expenses to non-related parties	$152,365	$150,608	$1,757	$91,890	$106,833	$(14,943)
Real estate taxes	14,084	11,097	2,987	8,569	7,635	934

Total operating expenses	$166,449	$161,705	$4,744	$100,459	$114,468	$(14,009)

Net operating income	81,259	103,517	(22,258)	53,734	73,296	(19,562)

On a same store basis, the lodging segment’s net operating income reflects a decrease from $73,296 to $53,734 or 27%, which primarily is attributable to a decrease in same store occupancy from 70% to 64%, a reduction in the Average Daily Rate from $124 to $113 and a reduction in Rev/Par from $86 to $72.  The reduction is attributable to the current economic recession which has reduced travel from all major segments of the lodging industry (business transient, leisure transient, and business leisure group travel).

Office Segment

	Total Office Properties
	As of June 30,
	2009	2008
Office Properties
Physical occupancy	96%	98%
Economic occupancy	96%	98%
Base rent per square foot	$15.20	$14.77
Gross investment in properties	$1,947,026	$1,358,886

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

Our office properties continue to experience consistent occupancy rates and stable rental rates for more recent acquisitions.  For example, in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  The increase in our base rent per square foot from $14.77 to $15.20 was primarily a result of acquisitions during 2008 and 2009.  These rates are as of the end of the period and do not represent the average rate during the six months ended June 30, 2009 and 2008.

Comparison of Three Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the office segment of 40 properties and for the same store portfolio consisting of 30 properties acquired prior to April 1, 2008.  The properties in the same store portfolio were owned for the three months ended June 30, 2009 and June 30, 2008.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$37,121	$26,758	$10,363	$26,799	$26,758	$41
Tenant recovery income	5,589	6,430	(841)	5,571	6,430	(859)
Other property income	1,379	2,135	(756)	1,379	2,135	(756)

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Total revenues	$44,089	$35,323	$8,766	$33,749	$35,323	$(1,574)

Expenses:
Property operating expenses	$6,648	$6,563	$85	$6,251	$6,641	$(390)
Real estate taxes	3,440	3,418	22	3,429	3,418	11

Total operating expenses	$10,088	$9,981	$107	$9,680	$10,059	$(379)

Net operating income	34,001	25,342	8,659	24,069	25,264	(1,195)

Office properties real estate rental revenues increased from $35,323 in 2008 to $44,089 in 2009 mainly due to the acquisition of 10 properties since June 30, 2008.  Office properties’ real estate taxes and operating expenses also increased from $9,981 in 2008 to $10,088 in 2009 as a result of these acquisitions.

On a same store office basis, property net operating income decreased to $24,069 from $25,265 for a total decrease of $1,195 or 5%.  Same store office property operating revenues for the three months ended June 30, 2009 and 2008 were $33,749 and $35,323, respectively, resulting in a decrease of $1,574 or 4%.  Same store office property operating expenses for the three months ended June 30, 2009 and 2008 were $9,680 and $10,059, respectively, resulting in a decrease of $379 or 4%.  The decrease in net property operations resulted primarily from a lower recovery of operating expenses and non-recurring other property income compared to 2008.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the office segment of 40 properties and for the same store portfolio consisting of 28 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the six months ended June 30, 2009 and June 30, 2008.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$71,773	$53,986	$17,787	$53,516	$53,803	$(287)
Tenant recovery income	11,999	12,912	(913)	11,982	12,911	(929)
Other property income	3,919	3,889	30	3,909	3,866	43

Total revenues	$87,691	$70,787	$16,904	$69,407	$70,580	$(1,173)

Expenses:
Property operating expenses	$15,115	$14,489	$626	$14,429	$14,638	$(209)
Real estate taxes	6,914	6,728	186	6,903	6,728	175

Total operating expenses	$22,029	$21,217	$812	$21,332	$21,366	$(34)

Net operating income	65,662	49,570	16,092	48,075	49,214	(1,139)

Office properties real estate rental revenues increased from $70,787 in 2008 to $87,691 in 2009 mainly due to the acquisition of 10 properties since June 30, 2008.  Office properties real estate and operating expenses also increased from $21,217 in 2008 to $22,029 in 2009 as a result of these acquisitions.

On a same store office basis, property net operating income decreased to $48,075 from $49,214 for a total decrease of $1,139 or 2%.  Same store office property operating revenues for the six months ended June 30, 2009 and 2008 were $69,407 and $70,580, respectively, resulting in a decrease of $1,173 or 2%.    Same store office property operating

expenses for the six months ended June 30, 2009 and 2008 were $21,332 and $21,366, respectively, resulting in a decrease of $34 or less than 1%.  The decrease in net property operations resulted primarily from a lower recovery of operating expenses.

Industrial Segment

	Total Industrial Properties
	As of June 30,
	2009	2008
Industrial Properties
Physical occupancy	95%	92%
Economic occupancy	97%	99%
Base rent per square foot	$4.82	$5.07
Gross investments in properties	$917,777	$882,960

During 2009, our industrial holdings have continued to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets, including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois, one of the largest industrial markets in the world.

Comparison of Three Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the industrial segment of 64 properties and for the same store portfolio consisting of 60 properties acquired prior to April 1, 2008.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$18,413	$17,421	$992	$15,968	$16,251	$(283)
Tenant recovery income	812	695	117	812	695	117
Other property income	552	301	251	52	301	(249)

Total revenues	$19,777	$18,417	$1,360	$16,832	$17,247	$(415)

Expenses:
Property operating expenses	$1,131	$1,266	$(135)	$1,050	$1,231	$(181)
Real estate taxes	668	441	227	668	442	226

Total operating expenses	$1,799	$1,707	$92	$1,718	$1,673	$45

Net operating income	17,978	16,710	1,268	15,114	15,574	(460)

Industrial properties real estate revenues increased from $18,417 for the three months ended June 30, 2008 to $19,777 for the three months ended June 30, 2009 mainly due to the acquisition of two properties since June 30, 2008.  Industrial properties real estate and operating expenses also increased from $1,707 in 2008 to $1,799 in 2009 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other segments.

On a same store industrial basis, property net operating income decreased to $15,114 from $15,574 for a total decrease of $460 or 3%.  Same store industrial property operating revenues for the three months ended June 30, 2009 and 2008 were $16,832 and $17,247, respectively, resulting in an decrease of $415 or 2%.  Same store industrial property operating expenses for the three months ended June 30, 2009 and 2008 were $1,718 and $1,673, respectively, resulting in an

increase of $45 or 3%.   Our overall decrease in net property operations reflects a decrease in overall economic occupancy.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the industrial segment of 64 properties and for the same store portfolio consisting of 60 properties acquired prior to January 1, 2008.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$37,471	$34,539	$2,932	$31,942	$32,385	$(443)
Tenant recovery income	2,706	1,642	1,064	2,706	1,642	1,064
Other property income	571	332	239	71	332	(261)

Total revenues	$40,748	$36,513	$4,235	$34,719	$34,359	$360

Expenses:
Property operating expenses	$2,547	$2,380	$167	$2,354	$2,314	$40
Real estate taxes	2,092	1,087	1,005	2,092	1,087	1,005

Total operating expenses	$4,639	$3,467	$1,172	$4,446	$3,401	$1,045

Net operating income	36,109	33,046	3,063	30,273	30,958	(685)

Industrial properties real estate revenues increased from $36,513 for the six months ended June 30, 2008 to $40,748 for the six months ended June 30, 2009 mainly due to the acquisition of two properties since June 30, 2008.  Industrial properties real estate and operating expenses also increased from $3,467 in 2008 to $4,639 in 2009 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other segments.

On a same store industrial basis, property net operating income decreased to $30,273 from $30,958 for a total decrease of $685 or 2%.  Same store industrial property operating revenues for the six months ended June 30, 2009 and 2008 were $34,719 and $34,359, respectively, resulting in an increase of $360 or 1%.  Same store industrial property operating expenses for the six months ended June 30, 2009 and 2008 were $4,446 and $3,401, respectively, resulting in an increase of $1,045 or 31%.  The increase in recovery income and real estate taxes resulted from billing certain tenants for real estate taxes we paid in 2009, where in 2008, the tax was paid directly by the tenants.  This activity took place in the first quarter of 2009, thus affecting the six month same store analysis.

Multi-family Segment

	Total Multi-family Properties
	As of June 30,
	2009	2008
Multi-Family Properties
Physical occupancy	89%	85%
Economic occupancy	89%	85%
End of month scheduled base rent per unit per month	$819.49	$850.00
Gross investment in properties	$586,096	$221,664

Our portfolio contains 18 multi-family properties, each reporting stable rental rate levels.  The increase in occupancy from 85% to 89% was a result of the acquisitions of 10 properties since June 30, 2008.  These rates are as of the end of the period and do not represent the average rate during the six months ended June 30, 2009 and 2008.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy levels.

Comparison of Three Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the multi-family segment of 18 properties and for the same store portfolio consisting of seven properties acquired prior to April 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2009 and June 30, 2008.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$14,086	$5,543	$8,543	$4,910	$4,918	$(8)
Other property income	1,421	525	896	378	354	24

Total revenues	$15,507	$6,068	$9,439	$5,288	$5,272	$16

Expenses:
Property operating expenses	$5,733	$2,565	$3,168	$2,046	$2,193	$(147)
Real estate taxes	2,206	799	1,407	1,073	799	274

Total operating expenses	$7,939	$3,364	$4,575	$3,119	$2,992	$127

Net operating income	7,568	2,704	4,864	2,169	2,280	(111)

Multi–family real estate rental revenues increased from $6,068 for the three months ended June 30, 2008 to $15,507 for the three months ended June 30, 2009.  The increases are mainly due to the acquisition of 10 properties since June 30, 2008.  Multi-family properties real estate and operating expenses also increased from $3,364 in 2008 to $7,939 in 2009 as a result of these acquisitions.

On a same store basis, property net operating income decreased to $2,169 from $2,280 for a total decrease of $111 or 5%.  Same store multi-family property operating revenues for the three months ended June 30, 2009 and 2008 were $5,288 and $5,272, respectively, resulting in an increase of $16 or less than 1%.  Same store multi-family property operating expenses for the three months ended June 30, 2009 and 2008 were $3,119 and $2,992, respectively, resulting in an increase of $127 or 4%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense in 2009.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

The table below represents operating information for the multi-family segment of 18 properties and for the same store portfolio consisting of seven properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2009 and June 30, 2008.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$28,739	$10,961	$17,778	$9,988	$9,758	$230
Other property income	2,356	1,040	1,316	737	773	(36)

Total revenues	$31,095	$12,001	$19,094	$10,725	$10,531	$194

Expenses:
Property operating expenses	$11,052	$4,646	$6,406	$3,905	$3,962	$(57)
Real estate taxes	4,205	1,747	2,458	2,063	1,747	316

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Total operating expenses	$15,257	$6,393	$8,864	$5,968	$5,709	$259

Net operating income	15,838	5,608	10,230	4,757	4,822	(65)

Multi–family real estate rental revenues increased from $12,001 for the six months ended June 30, 2008 to $31,095 for the six months ended June 30, 2009.  The increases are mainly due to the acquisition of 10 properties since June 30, 2008.  Multi-family properties real estate and operating expenses also increased from $6,393 in 2008 to $15,257 in 2009 as a result of these acquisitions.

On a same store basis, property net operating income decreased to $4,757 from $4,822 for a total increase of $65 or 1%.  Same store multi-family property operating revenues for the three months ended June 30, 2009 and 2008 were $10,725 and $10,531, respectively, resulting in an increase of $194 or 2%.  Same store multi-family property operating expenses for the three months ended June 30, 2009 and 2008 were $5,968 and $5,709, respectively, resulting in an increase of $259 or 5%.  The increase in property operating expense was primarily caused by an increase in real estate tax expense in 2009.

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

Our control of LIP-H on January 6, 2009 was accounted as a business combination, which required us to record the assets and liabilities of LIP-H at fair value. We valued the eight operating properties using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. We estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments.  The mezzanine loan was based on the expected contractual cash flows discounted using a rate adjusted for the risks associated with the bankruptcy and litigation process and time and effort in working through a bankruptcy to access the collateral under the mezzanine loan. The bankruptcy will most likely extend the development and leasing timeline and cost for the collateral as third party lenders, contractors and potential tenants are expected to not be willing to transact with an entity during the bankruptcy process or will need significant cost concessions as additional risk consideration.  These factors resulted in the valuation of the mezzanine loan at $10,200 and loss on a consolidated investment of approximately $149,000.  We also valued the non-controlling interest in LIP-H at zero.  No consideration was given by us as part of this consolidation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments in properties	$124,187
Notes receivable	10,200
Cash	1,757
Other assets	1,299
Total assets acquired	$137,443
Debt	96,763
Other liabilities	3,584
Net assets acquired	$37,096

The following table summarizes the investment in LIP-H from December 31, 2008 to January 6, 2009.

Investments in unconsolidated entities at December 31, 2008	$185,983
Loss of consolidated venture	$(148,887)
Net assets acquired at January 6, 2009	$37,096

Liquidity and Capital Resources

We continually evaluate the economic and credit environment and its impact on our business.  Maintaining significant capital reserves has become a priority for all companies. While at this juncture we believe we are appropriately positioned to have significant cash to utilize in executing our strategy.  Our objectives are to invest in real estate assets that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.

For 2009, we believe that our acquisitions will be fewer than prior years as our primary capital raise was completed in April of 2009.

Our principal demands for funds will be:

•

to service or pay-down our debt;

•

to pay our expenses and the operating expenses of our properties;

•

to make distributions to our stockholders;

•

to invest in properties;

•

to fund joint ventures commitments;

•

to fund notes receivable; and

•

to invest in REIT marketable securities.

Generally, our cash needs will be funded from:

•

interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•

income earned on our investment properties;

•

proceeds from borrowings on properties;

•

distributions from our joint venture investments;

•

issuance of shares under our distribution reinvestment plan.

Acquisitions and Investments

We completed approximately $816.5 million and $1.2 billion of real estate and real estate company acquisitions and investments in the six months ended June 30, 2009 and 2008, respectively.  These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offerings of our shares of common stock.  We do not expect to acquire a significant amount of real estate for the balance of 2009.

Investments in Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans.  The joint ventures that are focused on operating properties continue to generate positive cash flows.  Certain of our development joint ventures are experiencing longer lease-up timelines and could be at rates less than originally expected.  The development joint ventures also have construction loans from third parties that could mature before the completion of the development.  These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners.  Although we have no additional obligation to fund these ventures other than below, our investment could be at risk without the funding of additional capital.  It is anticipated that the entities will be able to repay or refinance all of their debt on a timely basis, however, the debt maturities of the entities are not recourse to us and we have no obligation to fund.

Joint Venture	Description	Investment at June 30, 2009 (000s) (a)	Remaining Commitment (000s)

Primarily Development
L-Street Marketplace, LLC	Retail Center Development	$5,664	$-
Weber/Inland American Lewisville TC, LP	Retail Center Development	7,993	-
Skyport Hotels JV, LLC	Lodging Development	2,608	14,773
		$16,265	$14,773
Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D Assets	$73,926	$10,900
Cobalt Industrial REIT II	Industrial Portfolio	76,869	62,038
Net Lease Strategic Asset Fund L.P.	Net lease assets	192,725	-
Wakefield Capital, LLC	Senior Housing Portfolio	88,647	-
Other operating joint ventures	Lodging Facilities	30,372	-
		$462,539	$72,938
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real Estate Loan Fund	$33,582	$24,000

Total		$512,386	$111,711

(a) Represents our investment balance as reported for GAAP purposes on our balance sheet at June 30, 2009.

Concord Debt Holdings, LLC

On August 2, 2008, we entered into the Concord Debt Holdings, LLC joint venture (“Concord”) with Lex-Win Concord LLC, which originates and acquires real estate securities and real estate related loans.  We have invested $76,000 in the venture as of June 30, 2009 and have accounted for this investment under the equity method.  During 2009, Concord received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements.  In addition, Concord has recorded impairment losses and loan loss reserves of $116,660 for the six months ended June 30, 2009.  The carrying value of $33,582 reflects the reduction in our investment in Concord from our share of the of net loss at the venture level and distributions.

We evaluated the fair value of our preferred equity investment and determined the amount was in excess of the carrying value of its interest.  A continued deterioration in the credit market may affect the ability of the venture to refinance its near term debt or a further decrease in the fair value of the ventures debt investments and could have a material impact on our carrying value of our investment, and we could recognize additional losses.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of our rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.  IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities.  IA Sub claims, as a result of the foregoing, that it was not required to fund the capital call.  In response to this action, Concord has answered and filed counterclaims against IA Sub.  It claims that IA Sub is required to fund the additional capital and it also claims damages against IA Sub for not contributing the additional capital.  A negative outcome in the litigation could impact the priority of future capital calls or a future liquidation, including a loss of our preferred position.  A negative outcome on the counterclaim could also subject IA Sub to damages.  We believe, however that there are good and valid defenses to any claim for damages against IA Sub.  IA Sub intends to vigorously pursue its case and defend its position with regard to the counterclaim.

Investments in Consolidated Developments

We have entered into certain development projects that are in various stages of pre-development and development.  We fund cash needs for these development activities from our working capital and by borrowings secured by the properties.  Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  In addition, we have purchased land and incurred pre-development costs of $93 million for an additional five multi-family projects.  We will most likely not commence construction on these projects until construction financing becomes available at appropriate rates and terms; however it is still our intent to develop these projects.

The overall economic difficulties continue to impact the real estate industry and developments in particular.  The current and projected slow-down in consumer spending has negatively impacted the retail environment and is causing many retailers to pull back from new leasing and expansion plans.  While the overall retail sector will be negatively impacted, retail development will be particularly exposed.  Our retail developments will experience longer lease-up periods and future leasing will be at leasing rates less than originally underwritten.

The properties under development and all amounts set forth below are as of June 30, 2009.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (b)	Estimated Placed in Service Date (a)	Note Payable as of June 30, 2009 ($)	Percentage Pre-Leased as of June 30, 2009 (d)

Oak Park	Dallas, TX	Multi-family	557,504	70,937	100,007	Q2 2011	36,888	0% (e)
Cityville Carlisle	Dallas, TX	Multi-family	211,512	14,506	40,775	Q3 2010	9,420	0% (e)
Aloft Hotel	Chapel Hill, NC	Hotel	130 rooms	5,163	22,891	Q2 2010	-	0%
Stone Creek	San Marcos, TX	Retail	453,535	40,148	65,952	(c)	7,349	66%
Woodbridge	Wylie, TX	Retail	511,282	28,266	71,638	(c)	4,076	41%
Hudson Correctional Facility	Hudson, CO	Correctional Facility	(f)	71,148	100,000	Q4 2009	-	100%
				230,168	401,263		57,733

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

(c)

Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases.  As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2011.  The occupancy presented includes anchor tenants for the project who own their respective square feet.

(d)

The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

(e)

Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(f)

We are developing a $100 million correctional facility that is triple-net-leased for 10 years.

Notes Receivable

Our notes receivable balance was $482.2 million and $480.8 million as of June 30, 2009 and December 31, 2008, respectively, with maturity dates through July 2012.  The notes are secured by mortgages on land for prospective developments, shopping centers and hotel properties.  Interest only is due each month at rates ranging from 2.12% to 13.12% per annum.  For the six months ended June 30, 2009 and 2008, we recorded interest income from notes receivable of $25.3 million and $12.8 million, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

Some of our notes receivable with an aggregate outstanding balance of $289.0 million are considered impaired. We evaluate the collectibility of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals.  We determined that the fair value of the collateral was in excess of the outstanding note receivable balance, except for three loans for which a $14.2 million impairment loss was recorded.  The impaired loans generated $13,223 of interest income for the six months ended June 30, 2009.  We do not believe we will recognize additional interest income for the remainder of 2009 for the impaired loans.

If we consider a loan to be non-performing or the collectability is uncertain based on the underlying collateral, we will place the loan on non-accrual status. We recognize interest income on a cash basis, as received. If the fair value of the loan collateral decreases to less than the amortized cost basis of the loan, any interest received will be recorded as a reduction of the loan basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the loan, and if the loan is not otherwise in default, any interest payment will be recognized as interest income.

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2009 to June 30, 2009 totaling $200.6 million or $.50 per share on an annualized basis.  These cash distributions were paid with $192.8 million from our cash flow from operations as well as $20.2 million in distributions from our unconsolidated entities that is included in cash flows from investing activities.  The distributions from unconsolidated entities are primarily generated from our share of the operating cash flow of these entities.

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share on an annualized basis, which equates to a 5% annualized yield on a share purchase of $10.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007.  Through June 30, 2009, we had sold a total of 320,636,231 shares in the follow-on offering.  On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan.  We sold a total of 44,486,940 shares pursuant to the offering of shares through the current and previous distribution reinvestment plans.  Our total offering costs for offerings as of June 30, 2009 were approximately $828 million.  On April 6, 2009, we terminated the follow-on offering.

Share Repurchase Program

As of June 30, 2009, we had repurchased 32,527,130 shares for $304 million under the share repurchase program.  Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009.

Borrowings

We repaid approximately $7 million and borrowed approximately $78.6 million against our portfolio of marketable securities during the six months ended June 30, 2009 and 2008, respectively.  We borrowed debt of approximately $98 million secured by mortgages on our properties for the six months ended June 30, 2009.  We borrowed approximately $692 million secured by mortgages on our properties and paid approximately $5.7 million for loan fees to procure these mortgages for the six months ended June 30, 2008.

We have entered into interest rate lock agreements with lenders to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of June 30, 2009, we had approximately $5.9 million of rate lock deposits outstanding.  The agreements fixed interest rates between 5.48% and 5.63% on approximately $82 million in principal.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2009 (dollar amounts are stated in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$-	256,786	115,197	115,410	542,858	2,474,879	3,505,130
Variable rate debt (mortgage loans)	$89,284	557,492	476,229	75,819	187,873	119,641	1,506,338

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	5.25%	5.11%	5.37%	5.69%	5.69%	5.63%
Variable rate debt (mortgage loans)	2.96%	2.55%	3.36%	3.24%	2.48%	2.76%	2.87%

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which a premium of $315 thousand, net of accumulated amortization, is outstanding as of June 30, 2009.

We have entered into eight interest rate swap and cap agreements that have converted $401.8 million of our mortgage loans from variable to fixed rates.  The pay rates range from 1.62% to 4.75% with maturity dates from January 29, 2010 to March 27, 2013.

As of June 30, 2009, we had approximately $89 million and $814.2 million in mortgage debt maturing in 2009 and 2010, respectively. We are currently negotiating refinancing this debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value, which will require us to use a portion of our cash balance to paydown existing principal balances and pay higher interest costs. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Six months ended June 30, 2009
	2009	2008
	(In thousands)
Cash provided by operating activities	$192,848	$194,267
Cash used in investing activities	(417,023)	(1,289,380)
Cash provided by financing activities	(88,064)	1,703,401
Increase in cash and cash equivalents	(312,239)	608,288
Cash and cash equivalents, at beginning of period	945,225	409,360
Cash and cash equivalents, at end of period	$632,986	$1,017,648

Cash provided by operating activities was $192.8 million and $194.2 million for the six months ended June 30, 2009 and 2008, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The decrease in cash flows from the six months ended June 30, 2009 was primarily due to the decrease in lodging operating cash flow and distribution from unconsolidated entities..

Cash used in investing activities was $417.0 million and $1.3 billion for six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2008, cash was used primarily for purchases of investment properties, the RLJ portfolio and investment securities as well as used for funding of our unconsolidated joint ventures and notes receivable.  We used less cash in our investing activities during the six months ended June 30, 2009 than the six months ended June 30, 2008 primarily due to the decrease in acquisitions.

Cash used by financing activities was $88 million for the six months ended June 30, 2009, and cash provided by financing activities was $1.7 million for the six months ended June 30, 2008.  During the six months ended June 30, 2009 and 2008, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $152 million and $1.1 billion, respectively.  We generated approximately $98 million from borrowings secured by mortgages on our properties for the six months ended June 30, 2009.  During the six months ended June 30, 2008, we generated approximately $692 million from borrowings secured by mortgages on our properties and paid approximately $6 million for loan fees to procure these mortgages.  During the six months ended June 30, 2009 and 2008, we paid approximately $208 and $182 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $106 million for the six months ended June 30, 2009.  No mortgage debt was paid off in the six months ended June 30, 2008.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of June 30, 2009 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$7,086,147	317,121	2,239,284	1,640,199	2,889,543

Ground Lease Payments	$59,442	541	3,032	3,172	52,697

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of June 30, 2009, we would be obligated to pay as much as $34.0 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

As of June 30, 2009, we had outstanding commitments to purchase approximately $139.7 million of real estate properties through 2009 and fund approximately $112 million into joint ventures.  We intend on funding these acquisitions with cash on hand of approximately $633 million and financing acquisitions in the amount above of $56.4 million.

As of June 30, 2009, we had commitments totaling $130 million for various development projects.

Critical Accounting Policies and Estimates

Please refer to our 10-K filing as of and for the year ended December 31, 2008.

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

Joint Venture	Ownership %	Investment at June 30, 2009
Net Lease Strategic Asset Fund L.P.	85%	$192,725

Cobalt Industrial REIT II	27%	76,869

D.R. Stephens Institutional Fund, LLC	90%	73,926

Concord Debt Holdings, LLC	(a)	33,582

Wakefield Capital, LLC	(b)	88,647

Other Unconsolidated Joint Ventures	Various	46,637

		$512,386

(a)

We have contributed $76,000 to the venture in exchange for a 10% preferred membership interests in the venture.

(b)

We invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment.  None of our other segments are seasonal in nature.

Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations.  Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share data.)

	As of and for the six months ended	As of and for the six months ended
	June 30, 2009	June 30, 2008

Total assets	$11,523,610	10,386,024

Mortgages, notes and margins payable	$5,043,148	4,221,865

Total income	$562,314	507,216

Total interest and dividend income	$37,392	35,859

Net income (loss) attributable to Company	$(208,747)	(23,160)

Net income (loss) per common share, basic and diluted (a)	$(.26)	(.04)

Distributions declared to common stockholders	$200,641	188,239

Distributions per weighted average common share (a)	$.25	.31

Funds From Operations (a)(b)	$7,224	150,139

Cash flows provided by operating activities	$192,848	194,267

Cash flows used in investing activities	$(417,023)	(1,289,380)

Cash flows provided by (used in) financing activities	$(88,064)	1,703,401

Weighted average number of common shares outstanding, basic and diluted	804,614,331	606,709,331

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2009 and 2008, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the six months ended June 30, 2009 and 2008.  See Footnote (b) below for information regarding our calculation of FFO.

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

		Six months ended June 30,
		2009	2008
	Net income (loss) applicable to common shares	$(208,747)	(23,160)
Add:	Depreciation and amortization:
	Related to investment properties	191,683	152,667
	Related to investment in unconsolidated entities	25,566	22,110

		Six months ended June 30,
		2009	2008
Less:	Noncontrolling interests' share:
	Depreciation and amortization related to investment properties	1,278	1,478

	Funds from operations	$7,224	150,139

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.0 million.  If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.0 million.  The impact at June 30, 2008 would have been $4 million.  The change is a result of additional financing on the acquisitions made since June 30, 2008.

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

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$-	256,786	115,197	115,410	542,858	2,474,879	3,505,130
Variable rate debt (mortgage loans)	$89,284	557,492	476,229	75,819	187,873	119,641	1,506,338

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	5.25%	5.11%	5.37%	5.69%	5.69%	5.63%
Variable rate debt (mortgage loans)	2.96%	2.55%	3.36%	3.24%	2.48%	2.76%	2.87%

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which a premium of $315 thousand, net of accumulated amortization, is outstanding as of June 30, 2009.

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

Other than temporary impairments were $4 million and $50 million for the six months ended June 30, 2009 and 2008, respectively. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale above our book value. However, due to general economic and credit market uncertainties it is difficult to project the REIT market and our portfolio value.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of June 30, 2009.  (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Real estate equity securities	$432,676	$190,392	$171,352	$209,431

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2009 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of June 30, 2009
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(1,376)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(2,474)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,180)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,407)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(485)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	45
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(91)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	21

					$401,819	$(6,947)

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

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Contemporaneous with our merger with Winston Hotels, Inc., its wholly-owned subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” WINN Limited Partnership, or “WINN,” and Crockett Capital Corporation, or “Crockett,” memorialized in a development memorandum their intentions to subsequently negotiate and enter into a series of contracts to develop certain hotel properties, including without limitation a Westin Hotel in Durham, North Carolina, a Hampton Inn & Suites/Aloft Hotel in Raleigh, North Carolina, an Aloft Hotel in Chapel Hill, North Carolina and an Aloft Hotel in Cary, North Carolina (collectively referred to herein as the “development hotels”).

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

Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland American Winston and WINN have filed answers and alternative defenses to the amended complaint as well as counter claims against the plaintiff.  The parties are now undertaking discovery.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of our rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.  IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing Credit Facilities.  IA Sub claims, as a result of the foregoing, that it was not required to fund the capital call.  In response to this action, Concord has answered and filed counterclaims against IA Sub.  It claims that IA Sub is required to fund the additional capital and it also claims damages against IA Sub for not contributing the Additional Capital.  A negative outcome in the litigation could impact the priority of future capital calls or a future liquidation, including a loss of our preferred position.  A negative outcome on the counterclaim could also subject IA Sub to damages.  We believe, however that there are good and valid defenses to any claim for damages against IA Sub.  IA Sub intends to vigorously pursue its case and defend its position with regard to the counterclaim.

Item 1A.  Risk Factors

Increasing vacancy rates for certain classes of real estate assets resulting from the recent economic downturn and disruption in the financial markets could adversely affect the value of our assets.

Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office, retail and industrial properties, due to increased tenant delinquencies and defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office and industrial space and reduced consumer demand for retail products and services, which has led to reduced demand for retail space. Reduced demand for commercial properties such as retail, office and industrial space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquired the properties. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of our properties, and these properties could experience higher levels of vacancies than anticipated at the time of our acquisition. The value of our real estate assets could decrease below the amounts we paid for them. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. Additionally, we will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Although our sponsor or its affiliates have  previously foregone or deferred advisor fees in an effort to increase cash available for distribution by the other REITs sponsored by our sponsor, our business manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from us and the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the six months ended June 30, 2009, we incurred a business management fee of approximately $18 million, or approximately .36% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $610 thousand, together which are less than the full 1% fee that the business manager could be paid.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion. In the case of Inland Western Retail Real Estate Trust, Inc., or “Inland Western,” our sponsor also advanced monies to Inland Western to pay distributions. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

Actions of our joint venture partners could negatively impact our performance.

As of June 30, 2009, we had entered into joint venture agreements with 16 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties.  The current balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, is $512 million.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. In many cases, our existing venture partners share, and future partners may share, certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

As of June 30, 2009, approximately 11% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc., which are located throughout the country.  Also, as of June 30, 2009, approximately 9% of our rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of two of these three properties. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of June 30, 2009, approximately 4%, 5%, 5%, 8% and 10% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at June 30, 2009, thirty-nine of our lodging facilities, or approximately 39% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of June 30, 2009, all of our wholly owned or partially owned lodging properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures.

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

These risks may adversely affect the value of outstanding real estate related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.  As of June 30, 2009, we had invested a total of $433 million in real estate related equity securities.  Many of the entities that we have invested in have reduced the dividends paid on their stocks.  In addition, the stock prices for these entities have declined precipitously.  There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future, however, we believe the declines in the three months ended June 30, 2009 to be temporary.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Effective March 30, 2009, our board of directors voted to suspend our share repurchase program until further notice.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matter to a Vote of Security Holders

Our annual meeting of stockholders was held on June 16, 2009.  The following proposals were voted on at the meeting:

(1)

Our stockholders elected to the board all eight director nominees for a term expiring at the 2010 annual meeting or until their successors are elected and qualify, with the vote of each director being reflected below:

Nominee	For	Withheld
J. Michael Borden (Independent Director)	418,523,184	11,441,978
Thomas F. Glavin (Independent Director)	418,915,991	11,049,171
Brenda G. Gujral (Director)	420,195,563	9,769,599
David Mahon (Independent Director)	418,906,912	11,058,250
Thomas F. Meagher (Independent Director)	418,496,590	11,468,571

Nominee	For	Withheld
Robert D. Parks (Director)	420,963,948	9,001,214
Paula Saban (Independent Director)	418,758,092	11,207,069
William J. Wierzbicki (Independent Director)	418,776,018	11,189,143

(2)

Our stockholders ratified the appointment of KPMG LLP as our independent public accounting firm for the fiscal year ending December 31, 2009.  Stockholders holding 417,042,183 shares voted in favor of the proposal, stockholders holding 4,106,773 shares voted against the proposal and stockholders holding 8,816,208 shares abstained from voting on this proposal.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	August 14, 2009	Date:	August 14, 2009

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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