Form 10-Q
period 2009-09-30
Inland American Real Estate Trust, Inc.
filed 2009-11-12
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of November 10, 2009, there were 819,763,459 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008
Assets	(unaudited)
Assets:
Investment properties:
Land	$1,655,143	$1,481,920
Building and other improvements	7,670,668	6,735,022
Construction in progress	365,797	318,440
Total	9,691,608	8,535,382
Less accumulated depreciation	(635,734)	(406,235)
Net investment properties	9,055,874	8,129,147
Cash and cash equivalents	631,115	945,225
Restricted cash and escrows	66,652	72,704
Investment in marketable securities (Note 8)	213,116	229,149
Investment in unconsolidated entities (Note 3)	490,247	742,510
Accounts and rents receivable (net of allowance of $6,262 and $3,064)	82,571	70,212
Notes receivable, net (Note 7)	474,807	480,774
Due from related parties (Note 6)	-	750
Intangible assets, net	425,320	383,509
Deferred costs, net	49,789	45,323
Other assets	22,059	34,585
Deferred tax asset	2,978	2,978
Total assets	$11,514,528	$11,136,866

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable (Note 9)	$5,084,519	$4,437,997
Accounts payable and accrued expenses	36,559	49,305
Distributions payable	34,076	40,777
Accrued real estate taxes	54,100	31,371
Advance rent and other liabilities	75,610	82,568
Intangible liabilities, net	75,266	43,722
Other financings	47,762	47,762
Due to related parties (Note 6)	10,785	4,607
Deferred income tax liability	1,470	1,470
Total liabilities	5,420,147	4,739,579

Noncontrolling redeemable interests (Note 4)	264,132	264,132
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 817,815,351 and 794,574,007 shares issued and outstanding	818	795
Additional paid in capital (net of offering costs of $828,434 and $800,019, of which $788,272 and $762,612 was paid or accrued to affiliates)	7,342,702	7,129,945
Accumulated distributions in excess of net income (loss)	(1,552,587)	(1,011,757)
Accumulated other comprehensive income (loss)	19,775	(6,421)

Total Company stockholders’ equity	5,810,708	6,112,562

Noncontrolling interests (Note 4)	19,541	20,593

Total equity	5,830,249	6,133,155

Total liabilities and equity	$11,514,528	$11,136,866

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income:
Rental income	$141,995	$105,168	$405,624	$304,589
Tenant recovery income	20,815	18,335	60,719	53,634
Other property income	5,900	4,368	16,973	11,642
Lodging income	118,205	135,366	365,913	400,588

Total income	286,915	263,237	849,229	770,453

Expenses:
General and administrative expenses to related parties	2,587	2,095	8,098	6,565
General and administrative expenses to non-related parties	4,848	6,261	27,697	15,543
Property and lodging operating expenses to related parties	6,664	4,992	18,979	14,677
Property operating expenses to non- related parties	22,631	16,490	65,185	47,421
Lodging operating expenses	76,848	81,335	229,213	231,943
Real estate taxes	22,458	18,830	66,242	52,439
Depreciation and amortization	101,790	79,246	293,724	232,029
Business manager management fee	9,000	6,000	27,000	18,500
Provision for asset impairment	14,492	-	14,492	-
Impairment of notes receivable	8,724	-	22,949	-

Total expenses	270,042	215,249	773,579	619,117

Operating income	$16,873	$47,988	$75,650	$151,336

Interest and dividend income	10,242	18,242	47,634	54,101
Other income (expense)	345	(321)	1,187	(40)
Interest expense	(63,832)	(56,245)	(183,712)	(161,205)
Loss on consolidated investment	-	-	(148,887)	-
Gain on extinguishment of debt	-	2,310	-	2,310
Equity in earnings (loss) of unconsolidated entities	(9,936)	3,373	(48,137)	7,608
Impairment of investment in unconsolidated entities	(2,706)	(1,284)	(2,706)	(4,625)
Realized gain (loss) and impairment on securities, net	20,961	(26,508)	27,910	(75,699)

Income (loss) before income taxes	$(28,053)	$(12,445)	$(231,061)	$(26,214)

Income tax (expense) benefit (Note 11)	$1,004	$149	$(354)	$(4,550)

Net income (loss)	$(27,049)	$(12,296)	$(231,415)	$(30,764)

Less: Net income attributable to noncontrolling interests	(2,409)	(2,276)	(6,790)	(6,967)

Net income (loss) applicable to Company	$(29,458)	$(14,572)	$(238,205)	$(37,731)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Other comprehensive income:
Unrealized gain on investment securities	49,154	21,996	50,780	8,095
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investments securities	(20,961)	26,508	(27,910)	75,699
Unrealized gain (loss) on derivatives	520	(853)	3,326	3,182

Comprehensive income (loss)	$(745)	$33,079	$(212,009)	$49,245

Net income (loss) available to common stockholders per common share, basic and diluted	$(.04)	$(.02)	$(.29)	$(.06)

Weighted average number of common shares outstanding, basic and diluted	815,129,571	703,516,765	808,157,928	641,555,461

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

(Dollar amounts in thousands)

For the nine months ended September 30, 2009

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net income (loss)	-	-	-	(238,205)	-	(143)	(238,348)	6,933
Unrealized gain on investment securities	-	-	-	-	50,780	-	50,780	-
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	(27,910)	-	(27,910)	-
Unrealized gain on derivatives	-	-	-	-	3,326	-	3,326	-
Distributions declared	-	-	-	(302,625)	-	(2,211)	(304,836)	(6,933)
Contributions from noncontrolling interests	-	-	-	-	-	1,302	1,302	-
Proceeds from offering	24,869,350	25	253,961	-	-	-	253,986	-
Offering costs	-	-	(28,415)	-	-	-	(28,415)	-
Proceeds from distribution reinvestment plan	18,543,257	18	176,153	-	-	-	176,171	-
Shares repurchased	(20,171,263)	(20)	(188,956)	-	-	-	(188,976)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	14	-	-	-	14	-

Balance at September 30, 2009	817,815,351	$818	$7,342,702	$(1,552,587)	$19,775	$19,541	$5,830,249	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

(Dollar amounts in thousands)

For the nine months ended September 30, 2008

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2007	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$23,783	$4,637,878	$264,132

Net income	-	-	-	(37,731)	-	34	(37,697)	6,933
Unrealized gain on investment securities	-	-	-	-	8,095	-	8,095	-
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	-	-	-	-	75,699	-	75,699	-
Unrealized gain on derivatives	-	-	-	-	3,182	-	3,182	-
Distributions declared	-	-	-	(298,596)	-	(2,355)	(300,951)	(6,933)
Proceeds from offering	185,420,423	185	1,856,381	-	-	-	1,856,566	-
Offering costs	-	-	(194,077)	-	-	-	(194,077)	-
Proceeds from distribution reinvestment plan	18,071,789	18	171,664	-	-	-	171,682	-
Shares repurchased	(4,175,970)	(4)	(38,749)	-	-	-	(38,753)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	125	-	-	-	125	-

Balance at September 30, 2008	747,485,231	$747	$6,701,054	$(564,212)	$22,698	$21,462	$6,181,749	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operations:
Net income (loss)	$(231,415)	$(30,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	233,634	181,563
Amortization	60,090	50,466
Amortization of loan fees	6,787	6,966
Amortization on acquired above market leases	2,144	1,863
Amortization on acquired below market leases	(3,231)	(2,727)
Amortization of mortgage discount/premium	1,252	1,271
Amortization of lease inducement	144	-
Amortization of note receivable discount	(8,107)	(394)
Impairment of notes receivable	22,949	-
Provision for asset impairment	14,492	-
Amortization of above/below market ground leases	170	76
Loss on consolidated investment	148,887	-
Straight-line rental income	(13,860)	(13,327)
Straight-line rental expense	89	80
Extinguishment of debt	-	(2,310)
Other expense (income)	(293)	40
Equity in (earnings) loss of unconsolidated entities	48,137	(7,608)
Distributions from unconsolidated entities	1,779	15,985
Impairment of investment in unconsolidated entities	2,706	4,625
Discount on shares issued to affiliates and issuance of stock options	14	125
Realized gain on investments in securities, net	(31,948)	(793)
Impairment of investments in securities	4,038	76,492
Changes in assets and liabilities:
Accounts and rents receivable	1,874	(3,421)
Accounts payable and other liabilities	(15,533)	(2,802)
Due to related parties	8,187	6,653
Other assets	7,365	(5,420)
Accrued real estate taxes	20,016	12,904
Prepaid rental and recovery income	4,112	10,227
Deferred income tax liability	-	(121)

Net cash flows provided by operating activities	284,479	299,649

Cash flows from investing activities:
Purchase of RLJ Hotels	-	(503,065)
Consolidation of LIP-H	1,757	-
Purchase of investment securities	(49,216)	(161,685)
Sale of investment securities	116,032	36,847
Restricted escrows	6,997	(29,864)
Rental income under master leases	(539)	269
Acquired in-place lease intangibles	(79,507)	(23,658)
Tenant improvement payable	(94)	(106)
Purchase of investment properties	(300,358)	(507,195)
Capital expenditures and tenant improvements	(50,644)	(36,836)
Acquired above market leases	(10,697)	-
Acquired below market leases	34,918	474
Investment in development projects	(110,099)	(22,592)
Investment in unconsolidated entities	(19,617)	(345,578)
Distributions from unconsolidated entities	29,672	12,722

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008

Payment of leasing and franchise fees	(2,880)	(3,225)
(Funding) payoff of note receivable, net	275	(194,964)
Acquisition of joint venture interest	-	(10,823)
Other assets	5,824	49,175

Net cash flows used in investing activities	(428,176)	(1,740,104)

Cash flows from financing activities:
Proceeds from offering	253,986	1,856,566
Proceeds from the distribution reinvestment plan	176,166	171,682
Shares repurchased	(192,543)	(38,753)
Payment of offering costs	(29,616)	(192,341)
Proceeds from mortgage debt and notes payable	145,951	885,137
Payoffs of mortgage debt	(154,700)	(13,090)
Principal payments of mortgage debt	(4,662)	(2,026)
(Payoff) proceeds from margin securities debt	(37,884)	55,263
Payment of loan fees and deposits	(9,775)	(12,587)
Distributions paid	(309,326)	(288,524)
Distributions paid to noncontrolling interests	(2,211)	(2,354)
Distributions paid to noncontrolling redeemable interests	(6,933)	(6,933)
Contribution from noncontrolling interests	1,302	-
Due from related parties	(168)	1,026
Due to related parties	-	492

Net cash flows provided by (used in) financing activities	(170,413)	2,413,558

Net increase (decrease) in cash and cash equivalents	(314,110)	973,103
Cash and cash equivalents, at beginning of period	945,225	409,360

Cash and cash equivalents, at end of period	$631,115	$1,382,463

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(913,259)	$(532,623)
Tenant and real estate tax liabilities assumed at acquisition	13,099	989
Assumption of mortgage debt at acquisition	594,795	25,438
Non-cash mortgage discount/premium	5,007	(1,964)
Other financings	-	965

	(300,358)	(507,195)

Purchase of RLJ Hotels	-	(932,200)
Assumption of mortgage debt at acquisition	-	426,654
Liabilities assumed at acquisition	-	2,481

	-	(503,065)

Cash paid for interest	$180,340	$160,521

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Supplemental schedule of non-cash investing and financing activities:
Distributions payable	$34,076	$38,080

Write off of in-place lease intangibles, net	$3,970	$3,021

Write off of above market lease intangibles, net	$10	$6

Write off of below market lease intangibles, net	$32	$603

Write off of loan fees, net	$431	$50

Write off of leasing commissions, net	$15	$40

Consolidation of LIP-H assets	$135,686	$-

Assumption of mortgage debt at consolidation of LIP-H	$(96,763)	$-

Liabilities assumed at consolidation of LIP-H	$(3,584)	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2008, which are included in the Company's 2008 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation of financial position have been included in these financial statements.

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

At September 30, 2009, the Company owned a portfolio of 946 commercial real estate properties, compared to 904 and 891 properties at December 31, 2008 and September 30, 2008, respectively.  The portfolio consisted of approximately 42,714,108 square feet, 15,125 rooms and 8,544 units.  The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	711	16,241,484
Lodging	99	15,125 rooms
Office	40	10,081,518
Industrial	64	15,358,012
Multi-Family	24	8,544 units
LIP-Holdings, LLC	8	1,033,094

(2)  Real Estate Activity during 2009

Acquisitions

The Company records most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. The Company further reviews the acquired assets for triggering events that may require impairment.  As of September 30, 2009, triggering events have occurred on certain portfolio properties and an impairment of $14,492 has been recognized for the nine months ended September 30, 2009.  See Note 15 for further discussion of these impairments.  All costs related to the acquisition of a business that were previously capitalized as a component of the acquisition are now expensed.  During the nine months ended September 30, 2009, the Company incurred $3,240 of acquisition costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The table below reflects acquisition activity for the nine months ended September 30, 2009.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units
Retail	Macquarie Portfolio	01/14/09- 4/29/09	$275,400	2,126,074
	Alcoa Exchange II	01/29/09	7,300	43,750
	Fultondale Promenade	02/02/09	30,700	249,554
	Pavilion at La Quinta	02/18/09	41,200	166,039
	Dothan Pavilion	02/18/09	42,600	327,555
Office	Sanofi-aventis	01/28/09	230,000	736,572
	AmEx Service Center – Greensboro	04/30/09	53,000	389,377
	AmEx Service Center – Taylorsville	04/30/09	46,000	395,787
	Computershare	06/24/09	62,600	185,171
Multi-Family	Brazos Ranch	01/13/09	27,700	308 units
	Woodlands Portfolio	07/08/09- 09/25/09	126,900	1,881 units

Total			$943,400

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

On January 6, 2009, the Company’s subsidiary was granted a third seat on the board of LIP-H. The third board seat gave effective control over LIP-H to the Company’s subsidiary, resulting in the consolidation of LIP-H as of January 6, 2009. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth (the other venture partner of LIP-H). The mezzanine loan to LIP-D was secured primarily by partnership interests owning development projects at various stages of completion, including vacant land.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments in properties	$124,187
Notes receivable	10,200
Cash	1,757
Other assets	1,299
Total assets acquired	$137,443
Debt	96,763
Other liabilities	3,584
Net assets acquired	$37,096

The following table summarizes the investment in LIP-H from December 31, 2008 to January 6, 2009.

Investments in unconsolidated entities at December 31, 2008	$185,983
Loss on consolidated investment	$(148,887)
Net assets acquired at January 6, 2009	$37,096

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

Entity	Description	Ownership %	Investment at September 30, 2009	Investment at December 31, 2008
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$186,635	$201,798

Cobalt Industrial REIT II	Industrial portfolio	27%	75,298	66,217

LIP Holdings, LLC	Diversified real estate fund	(a)	-	185,983

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	72,062	76,258

Concord Debt Holdings, LLC	Real estate loan fund	(b)	25,018	67,859

Wakefield Capital, LLC	Senior housing portfolio	(c)	87,588	97,267

Other Unconsolidated Entities	Various Real Estate Investments	Various	43,646	47,128

			$490,247	$742,510

(a)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets.  On January 6, 2009, the Company was

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

granted a third board seat of five on the LIP Holdings, LLC board of managers.  As of September 30, 2009, this joint venture is consolidated into the financial statements of the Company (See Note 2).

(b)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, for the purpose of originating and acquiring real estate securities and real estate related loans.  On May 22, 2009, the Company filed an action against Lex-Win Concord LLC seeking a declaration that the Company is not required to fund any additional capital calls per the terms of the agreement and that it has priority with regard to its existing capital.  A negative outcome could impact the priority of future capital calls or a future liquidation, including a loss of the Company’s preferred position.  The court set a trial date for the week of February 22, 2010.  The parties are now undertaking discovery on an expedited basis.  The Company’s remaining commitment is $24,000.

The Company evaluated the fair value of its preferred equity investment and determined the amount was in excess of the carrying value of its interest.  A continued deterioration in the credit market may affect the ability of the venture to refinance its near term debt or a further decrease in the fair value of the ventures debt investments and could have a material impact on the Company’s carrying value of its investment, and the Company could recognize additional losses.

Summarized unaudited information for Concord Debt Holdings, LLC is as follows:

	As of	As of
	September 30, 2009	December 31, 2008

Total assets	713,318	1,006,686
Total liabilities	597,476	712,309
Concord Debt shareholders' equity	115,842	294,377
The Company’s carrying value of investment	25,018	67,859

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Total revenue	8,611	18,095	31,380	54,988
Total impairment	38,247	7,205	154,907	65,221
Total income (loss) from operations	(36,446)	5,841	(168,904)	(27,911)
The Company’s share of net income (loss)	(8,563)	-	(39,693)	-

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

	September 30, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,290,887	$2,354,601
Real estate debt and securities investments	704,240	984,158
Other assets	270,322	481,621

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)
Total Assets	3,265,449	3,820,380

Liabilities and Partners' and Shareholders’/Members’ Equity:

Mortgage debt	2,092,631	2,210,938
Other liabilities	92,884	129,360
Partners' and Shareholders'/Members’ Equity	1,079,934	1,480,082

Total Liabilities and Partners' and Shareholders'/Members’ Equity	3,265,449	3,820,380

Company’s share of Partners' and Shareholders'/Members’ Equity	473,942	724,197
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,222 and $775, respectively)	16,305	18,313

Carrying value of investments in unconsolidated entities	$490,247	$742,510

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Statements of Operations:
Revenues	$212,636	$202,094

Expenses:
Interest expense and loan cost amortization	76,189	62,270
Depreciation and amortization	85,652	67,817
Operating expenses, ground rent and general and administrative expenses	84,012	79,808
Impairments and realized losses	154,907	71,721

Total expenses	400,760	281,616

Net loss	$(188,124)	(79,522)

Company’s share of:
Net income (loss), net of excess basis depreciation of $447 and $637	(48,137)	7,608
Depreciation and amortization (real estate related)	38,309	39,139

In the table above, the balances as of December 31, 2008 and for the nine months ended September 30, 2008 include amounts for LIP-H, which has been consolidated as of January 6, 2009 (See Note 2).

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, however, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

 (4) Noncontrolling Interests

On January 1, 2009, the Company adopted the new requirements of Accounting Standards Codification (“ASC”) 810 as it relates to noncontrolling interests (formerly Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51”). The new requirements of ASC 810 amend prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. ASC 810 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810 also contains a single method of accounting for transactions that change a parent’s ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The consolidated financial statements presented include reclassifications to previously reported amounts to conform to the new presentation requirements of ASC 810. These reclassifications did not affect the amounts previously reported as net income attributable to common shareowners or earnings per share.

As of September 30, 2009 and December 31, 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual arrangements.  Balances attributable to these noncontrolling interests were reclassified either as a separate component of equity or outside of permanent equity, as appropriate, as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity, reported at greater of carrying value or redemption value.  The noncontrolling interest is reported at its redemption value as Noncontrolling redeemable interests in the Company's financial statements with a balance of $264,132 as of September 30, 2009 and December 31, 2008.

Consolidated net income and comprehensive income have been reclassified to include the amounts attributable to the noncontrolling interests. The noncontrolling interests reported in equity are not subject to any mandatory redemption requirements or other redemption features outside of the Company's control that would result in presentation outside of permanent equity.

(5)  Fair Value of Financial Instruments

The table below represents the fair value of financial instruments as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages Payable	5,083,300	4,898,199	$4,405,558	$4,268,709
Notes Receivable	474,807	463,959	$480,774	$478,561

The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments or in the case of certain impaired loans, by determining the fair value of the collateral supporting the loan.  At September 30, 2009 and December 31, 2008, the carrying amounts of certain of the Company’s other financial instruments were representative of their fair values due to the short-term nature of these instruments.

(6)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the respective periods.

		For the three months ended		For the nine months ended		Unpaid amounts as of
		September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	December 31, 2008

General and administrative:
General and administrative reimbursement	(a)	2,079	1,455	6,773	4,355	1,651	2,401
Loan servicing	(b)	157	89	350	240	-	-
Affiliate share purchase discounts	(c)	-	59	14	123	-	-
Investment advisor fee	(d)	351	492	961	1,847	116	197
Total general and administrative to related parties		2,587	2,095	8,098	6,565	1,767	2,598

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

		For the three months ended		For the nine months ended		Unpaid amounts as of
		September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	December 31, 2008

Property management fees	(e)	6,664	5,192	19,379	15,277	18	-
Business manager management fee	(f)	9,000	6,000	27,000	18,500	9,000	-
Acquisition reimbursements capitalized	(a)	-	692	-	1,236	-	-
Acquisition fees	(g)	-	-	-	22,326	-	-
Loan placement fees	(h)	221	125	1,829	1,351	-	-
Offering costs	(i)	-	70,154	25,660	185,817	-	693

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

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  The Company sold 18,067 and 136,739 shares to related parties and recognized an expense related to these discounts of $14 and $123 for the nine months ended September 30, 2009 and 2008, respectively.

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(e)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services.  Of the $19,379 paid for the nine months ended September 30, 2009, $400 was capitalized for the leasing department and is included in deferred costs, net on the consolidated balance sheets.  In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.

(f)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company will pay its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties.  For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate.  This fee terminates if the Company acquires the Business Manager.  Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

adjustments described herein.  For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses.  For the nine months ended September 30, 2009 and 2008, average invested assets were $10,259,917 and $8,247,976 and operating expenses, as defined, were $54,502 and $44,588 or .71%, and .72%, respectively, of average invested assets.  The Company incurred fees of $27,000 and $18,500 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The Business Manager has agreed to waive all fees allowed but not taken, except for the $27,000 for the nine months ended September 30, 2009.

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

As of September 30, 2009, the Company has $25,238 on deposit with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

On February 24, 2009, the Company purchased 35,000 Inland Real Estate Corporation (IRC) convertible bonds for $24,959 with a face value of $35,000 from an unaffiliated third party.  The bonds are each convertible into 48.2824 shares of IRC common stock, for a total of 1,689,884 potential shares of IRC.  The Company sold these bonds in the third quarter for a total gain of $6,000.

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

(7)  Notes Receivable

The Company's notes receivable balance was $474,807 and $480,774 as of September 30, 2009 and December 31, 2008, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on vacant land, shopping centers and hotel properties and guaranteed by the owners.  Interest is due each month at rates ranging from 1.87% to 10.38% per annum.  For the three and nine months ended September 30, 2009 and 2008, the Company recorded interest income from notes receivable of $5,960 and $31,278 and $5,861 and $18,679, which is included in the interest and dividend income on the consolidated statements of operations.

Some of the Company’s mortgage notes receivable, with an aggregate outstanding balance of $289,091, are considered impaired.  The company evaluates the collectibility of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals.  The Company has determined that the fair value of the collateral was in excess of the outstanding note receivable balance, except for four loans for which a $22,949 impairment loss was recorded for the nine months ended September 30, 2009.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

(8)  Investment in Marketable Securities

Investment in marketable securities of $213,116 at September 30, 2009 consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value.

The Company also has an investment in commercial mortgage backed securities which is classified as available-for-sale.  This security has a fair value of $11,400 as of September 30, 2009, with a maturity date of July 2017, and is included in investment in marketable securities balance of $213,116.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized.  Of the investment securities held on September 30, 2009, the Company has accumulated other comprehensive gain of $25,503, which includes gross unrealized losses of $6,193.  All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $54,184 as of September 30, 2009.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company  intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.  During the nine months ended September 30, 2009, the Company recorded an impairment of $4,038 compared to $76,492 for the nine months ended September 30, 2008 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations.

Dividend income is recognized when earned. During the nine months ended September 30, 2009 and 2008, dividend income of $14,288 and $21,757 was recognized and is included in interest and dividend income on the consolidated statements of operations.

(9)  Mortgages, Notes and Margins Payable

The table below reflects financing activity for the nine months ended September 30, 2009:

Property	Date of Financing	Interest per Annum	Amount of Loan	Maturity Date
United Healthcare Cypress	01/15/09	LIBOR + 280 bps	$22,000	01/13/12
Brazos Ranch	01/21/09	5.67%	15,200	02/01/14
Sanofi-aventis (1)	01/28/09	5.75%	190,000	12/06/15
Fultondale Promenade	02/02/09	5.6%	16,900	02/01/14
Pavilions at La Quinta (1)	02/18/09	LIBOR + 185 bps	24,000	04/28/12
Dothan Pavilion (1)	02/18/09	LIBOR + 170 bps	37,200	12/18/12
Macquarie (1)	03/25/09	4.44%-5.05%	36,700	05/01/10-01/08/12
The Radian Apartments	04/15/09	5.85%	58,500	05/01/14
Home Depot – Valdosta	04/15/09	LIBOR + 350 bps (floor of 5%)	15,500	04/05/12
Home Depot – Birmingham	04/15/09	LIBOR + 350 bps (floor of 5%)	17,100	04/15/12
Macquarie (1)	04/30/09	4.44%-7.00%	109,500	07/01/10-05/01/28
AmEx Service Center – Greensboro (1)	04/30/09	4.27%	33,000	01/01/15
AmEx Service Center – Taylorsville (1)	04/30/09	4.30%	30,100	04/01/15
Computershare (1)	06/24/09	5.34%	44,500	10/02/35
McKinney Outlots	06/25/09	6.50%	3,400	06/25/14
Coweta Crossing	06/29/09	6.35%	3,100	05/29/12
Woodlands	07/08/09	5.24%	56,400	08/01/14
Woodlands (Parkside) (1)	09/25/09	5.15%	18,000	09/30/15

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

Property	Date of Financing	Interest per Annum	Amount of Loan	Maturity Date
Retail Portfolio	09/29/09	LIBOR + 325 bps (floor of 5.5%)	39,100	09/29/12
Total			$770,200

(1)

Debt was assumed at acquisition of property

Mortgage loans outstanding as of September 30, 2009 were $5,083,300 and had a weighted average interest rate of 4.8%.  Mortgage premium and discount, net was a premium of $756 as of September 30, 2009.  As of September 30, 2009, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

	As of September 30, 2009	Weighted average interest rate
2009	$39,681	5.73%
2010	941,394	3.16%
2011	476,434	3.46%
2012	287,911	4.15%
2013	730,419	4.85%
Thereafter	$2,607,461	5.68%

The Company is negotiating refinancing certain debt maturing in 2010 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. It is anticipated that the Company will be able to repay or refinance all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings.  Of the outstanding debt, approximately $500,000 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations.  Although all of the mortgage loans are current with payments, as of September 30, 2009, the Company was in technical default on one loan in its LIP-H segment, with a carrying value of $14,681.

The Company has purchased a portion of its securities through margin accounts.  As of September 30, 2009 and December 31, 2008, the Company has recorded a payable of $463 and $38,346, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London InterBank Offered Rate ("LIBOR") plus 50 basis points. At September 30, 2009 and December 31, 2008, this rate was .604% and 1.777%. Interest expense in the amount of $15 and $1,105 and $152 and $3,284 was recognized in interest expense on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively.

(10)  Derivatives

As of September 30, 2009, in connection with eight mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $401,819.  The Company’s interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium.  The interest rate swaps and cap were considered highly effective as of September 30, 2009.  The fair value of the Company’s swaps increased $3,326 during the nine months ended September 30, 2009 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes interest rate swap contracts outstanding as of September 30, 2009:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2009
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(1,301)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(1,538)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,488)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,447)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2009
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(363)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	43
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(197)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(136)

					$401,819	$(6,427)

(1) Interest rate cap at 4.75%.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2009, the Company recorded $196 of ineffectiveness, which is included in interest expense on the consolidated statements of operations.  The Company recorded a gain of $12 for the period of ineffectiveness during the nine months ended September 30, 2008, which is included in interest expense on the consolidated statements of operations.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5,191 will be reclassified to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009 and December 31, 2008.

	Liability Derivatives
	As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Products	Advance rent and other liabilities	$6,427	Advance rent and other liabilities	$9,753

The derivative instruments were reported at their fair value of $6,427 and $9,753 in advance rent and other liabilities at September 30, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses.  Over time, the unrealized gains and losses held in Accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$520	$(853)	Interest expense	$(2,239)	$(234)	Interest expense	$(66)	$776

During the three months ended September 30, 2009, the Company recognized additional other comprehensive gain of $520 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009.  During the three months ended September 30, 2008, the Company recognized additional other comprehensive loss of $(853) to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2008.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$3,326	$3,182	Interest expense	$(6,439)	$(2,869)	Interest expense	$(196)	$12

During the nine months ended September 30, 2009, the Company recognized additional other comprehensive gain of $3,326 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009.  During the nine months ended September 30, 2008, the Company recognized additional other comprehensive gain of $3,182 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2008.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction.  This agreement is considered a derivative instrument and is accounted for as such.  The fair value of the put/call agreement is estimated using the Black-Scholes model.  The fair value of the option was $2,250 and $3,000 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively, with $750 included in other income on the consolidated statements of operations and other comprehensive income at September 30, 2009.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

(12)  Segment Reporting

The Company has six business segments: Office, Retail, Industrial, Lodging, Multi-family and LIP-H.  The Company evaluates segment performance primarily based on net property operations.  Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, noncontrolling interest expense or interest and other investment income from corporate investments.  The non-segmented assets include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

The Company considers LIP-H a reportable segment as of January 6, 2009 (Note 2) as the operating results of LIP-H are  reviewed by the Company’s chief operating decision maker for performance and strategic decisions.  The Company previously accounted for its investment in LIP-H under the equity method and as such has not revised prior period segment disclosures.

As of September 30, 2009, approximately 10% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc., which are located throughout the country.  Also, as of September 30, 2009, approximately 8% of the Company’s rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of two of these three properties. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$137,067	$37,358	$60,614	$17,935	$-	$17,805	$3,355
Straight-line rents	4,471	1,707	1,631	857	-	164	112
Amortization of acquired above and below market leases, net	457	(121)	721	(96)	-	-	(47)
Total rental income	$141,995	$38,944	$62,966	$18,696	$-	$17,969	$3,420

Tenant recovery income	20,815	6,706	13,137	635	-	35	302
Other property income	5,900	1,826	2,445	18	-	1,572	39
Lodging income	118,205	-	-	-	118,205	-	-
Total income	$286,915	$47,476	$78,548	$19,349	$118,205	$19,576	$3,761

Operating expenses	$128,601	$11,486	$19,890	$1,961	$83,817	$10,345	$1,102

Net property operations	$158,314	$35,990	$58,658	$17,388	$34,388	$9,231	$2,659

Depreciation and amortization	$(101,790)
Business manager management fee	$(9,000)
General and administrative	$(7,435)
Interest and other investment income	$10,242
Interest expense	$(63,832)
Loss on consolidated investment	$-
Income tax benefit (expense)	$1,004
Other income (loss)	$345
Realized gain (loss) and impairment on securities, net	$20,961
Impairment of notes receivable	$(8,724)
Equity in loss of unconsolidated entities	$(9,936)
Impairment of investment in unconsolidated entities	$(2,706)
Provision for asset impairment	$(14,492)

Net income (loss)	$(27,049)

Net income attributable to noncontrolling interests	$(2,409)

Net (loss) attributable to Company	$(29,458)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The following table summarizes net property operations income by segment for the three months ended September 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$100,164	$26,161	$49,890	$17,084	$-	$7,029
Straight-line rents	4,830	1,660	1,844	1,326	-	-
Amortization of acquired above and below market leases, net	174	(132)	406	(100)	-	-
Total rentals	$105,168	$27,689	$52,140	$18,310	$-	$7,029

Tenant recoveries	18,335	6,355	11,338	642	-	-
Other income	4,368	1,964	1,441	132	-	831
Lodging operating income	135,366	-	-	-	135,366	-
Total revenues	$263,237	$36,008	$64,919	$19,084	$135,366	$7,860

Operating expenses	$121,647	$10,882	$17,413	$1,723	$87,458	$4,171

Net property operations	$141,590	$25,126	$47,506	$17,361	$47,908	$3,689

Depreciation and amortization	$(79,246)
Business manager management fee	$(6,000)
General and administrative	$(8,356)
Interest and other investment income	$18,242
Interest expense	$(56,245)
Income tax expenses	$149
Other income (loss)	$(321)
Realized gain (loss) and impairment on securities, net	$(26,508)
Equity in earnings of unconsolidated entities	$3,373
Impairment of investment in unconsolidated entities	(1,284)
Gain on extinguishment of debt	2,310

Net income (loss)	$(12,296)

Net income attributable to noncontrolling interest	$(2,276)

Net income (loss) attributable to Company	$(14,572)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$390,677	$105,999	$174,868	$53,729	$-	$46,384	$9,697
Straight-line rents	13,861	5,045	5,396	2,729	-	324	367
Amortization of acquired above and below market leases, net	1,086	(326)	1,846	(292)	-	-	(142)
Total rental income	$405,624	$110,718	$182,110	$56,166	$-	$46,708	$9,922

Tenant recovery income	60,719	18,705	37,719	3,340	-	91	864
Other property income	16,973	5,745	6,710	589	-	3,872	57
Lodging income	365,913	-	-	-	365,913	-	-
Total income	$849,229	$135,168	$226,539	$60,095	$365,913	$50,671	$10,843

Operating expenses	$379,619	$33,515	$59,874	$6,600	$250,267	$25,601	$3,762

Net property operations	$469,610	$101,653	$166,665	$53,495	$115,646	$25,070	$7,081

Depreciation and amortization	$(293,724)
Business manager management fee	$(27,000)
General and administrative	$(35,795)
Interest and other investment income	$47,634
Interest expense	$(183,712)
Loss on consolidated investment	$(148,887)
Income tax expense	$(354)
Other income (loss)	$1,187
Realized gain (loss) and impairment on securities, net	$27,910
Impairment of notes receivable	$(22,949)
Equity in loss of unconsolidated entities	$(48,137)
Impairment of investment in unconsolidated entities	$(2,706)
Provision for asset impairment	$(14,492)

Net income	$(231,415)

Net income attributable to noncontrolling interests	$(6,790)

Net (loss) attributable to Company	$(238,205)

Balance Sheet Data:
Real estate assets, net	$9,115,398	$1,759,642	$3,200,215	$836,973	$2,499,533	$694,908	$124,127
Non-segmented assets	2,399,130
Total Assets	$11,514,528
Capital Expenditures	40,483	5,024	1,702	-	32,235	639	883

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

The following table summarizes net property operations income by segment for the nine months ended September 30, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$290,398	$78,084	$144,975	$49,349	$-	$17,990
Straight-line rents	13,326	4,151	5,387	3,788	-	-
Amortization of acquired above and below market leases, net	865	(560)	1,713	(288)	-	-
Total rentals	$304,589	$81,675	$152,075	$52,849	$-	$17,990

Tenant recoveries	53,634	19,267	32,082	2,285	-	-
Other income	11,642	5,853	3,455	463	-	1,871
Lodging operating income	400,588	-	-	-	400,588	-
Total revenues	$770,453	$106,795	$187,612	$55,597	$400,588	$19,861

Operating expenses	$346,480	$32,099	$49,464	$5,190	$249,163	$10,564

Net property operations	$423,973	$74,696	$138,148	$50,407	$151,425	$9,297

Depreciation and amortization	$(232,029)
Business manager management fee	$(18,500)
General and administrative	$(22,108)
Interest and other investment income	$54,101
Interest expense	$(161,205)
Income tax expense	$(4,550)
Other income (loss)	$(40)
Realized (gain) loss and impairment on securities, net	$(75,699)
Equity in earnings of unconsolidated entities	$7,608
Impairment of investment in unconsolidated entities	$(4,625)
Gain on extinguishment of debt	$2,310

Net income (loss)	$(30,764)

Net income attributable to noncontrolling interests	$(6,967)

Net income (loss) attributable to Company	$(37,731)

Balance Sheet Data:
Real estate assets, net	$7,661,181	$1,230,888	$2,773,596	$834,623	$2,464,305	$357,769
Non-segmented assets	3,502,730
Total assets	$11,163,911
Capital expenditures	56,127	5,126	1,079	34	49,888	-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

(13)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As a result of the net loss for the three and nine months ended September 30, 2009 and 2008, the diluted weighted average shares outstanding do not give effect to potential common shares as to do so would be anti-dilutive because of a net loss.

(14)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $30,777 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into interest rate and treasury rate lock agreements with lenders to secure interest rates on mortgage debt on properties the Company owns or will purchase in the future.  The deposits are applied as credits to the mortgage funding as they occur.  As of September 30, 2009, the Company has approximately $4,954 of rate lock deposits outstanding.  The agreements locked interest rates at 5.63% on approximately $25,000 in principal.

As of September 30, 2009, the Company had outstanding commitments to fund approximately $111,612 into joint ventures.  The Company intends on funding these commitments with cash on hand of $631,115.  Additionally, as of September 30, 2009, the Company has commitments totaling $124,405 for various development projects.

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN.  The complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties.  The complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett.  The complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property.  With respect to the remaining three development hotels, the complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20,100.  Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against the plaintiff.  The parties are now undertaking discovery.  The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of the Company’s rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.  IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities.  IA Sub claims, as a result of the foregoing, that it was not required to fund the capital call. In response to this action, Concord has answered and filed counterclaims against IA Sub.  It claims that IA Sub is required to fund the additional capital and it also claims damages against IA Sub for not contributing the additional capital.  A negative outcome in the

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

litigation could impact the priority of future capital calls or a future liquidation, including a loss of the Company’s preferred position.  A negative outcome on the counterclaim could also subject IA Sub to damages.  The Company believes, however that there are good and valid defenses to any claim for damages against IA Sub.  IA Sub intends to vigorously pursue its case and defend its position with regard to the counterclaim.  Upon motion of Concord, the court set a trial date for the week of February 22, 2010.  The parties are now undertaking discovery on an expedited basis. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On July 21 2009, Inland American (LIP) Sub, L.L.C., (“IA LIP Sub”) filed an action against Robert Lauth, Michael Curless, Gregory Gurnick, Lawrence Palmer, (collectively “the Defendants”) and Thomas Peck (the “Peck Defendant”) for civil fraud, deception, racketeering, conspiracy and other violations of law (the “Lawsuit”) in order to recover damages with regard to certain losses of IA LIP Sub which occurred as a result with IA LIP Sub’s investment LIP Holdings, L.L.C.(“Holdings”)  On September 10, 2009, the Defendants filed answers and counterclaims against IA LIP Sub claiming breach of contract, promissory estoppel, constructive fraud, and breach of duty of good faith and fair dealing, claiming that IA LIP Sub promised to contribute additional funds to Holdings.  IA LIP Sub denies all aspects of this counterclaim, and believes that it was filed, without basis in fact, in an attempt to gain leverage over IA LIP Sub in connection with the Lawsuit.  On September 16, 2009, the Peck Defendant filed answers and counterclaims against IA LIP Sub claiming, inter alia, that the Lawsuit was filed against Peck for the purpose of inducing Peck to cooperate with IA LIP Sub in its prosecution of its claims against the Defendants.  IA LIP Sub denies all aspects of this counterclaim.  The parties are now undertaking discovery. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

While management does not believe that an adverse outcome in the above lawsuits would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.

The Company has also filed a number of eviction actions against tenants and is involved in a number of tenant bankruptcies.  The tenants in some of the eviction cases may file counterclaims against the Company in an attempt to gain leverage against the Company in connection with the eviction.  In the opinion of the Company, none of these counterclaims is likely to result in any material losses to the Company.

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

The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

	Fair Value Measurements at September 30, 2009
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$201,716	-	-
Commercial mortgage backed securities	$-	-	11,400
Total assets	$201,716	-	11,400

Put/call agreement in MB REIT	$-	-	2,250
Derivative interest rate instruments	$-	6,427	-
Total liabilities	$-	6,427	2,250

At September 30, 2009 and December 31, 2008, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1).  To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2).  The fair value of the commercial mortgage backed securities (“CMBS”) that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows.  The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis using level 3 inputs as of September 30, 2009:

Balance, December 31, 2008	$22,615
Purchases	2,218
Sales	(16,934)
Realized gains	3,447
Unrealized gains	54

Balance, September 30, 2009	$11,400

Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

The Company recognized certain non-cash impairment charges to write the investments to their fair values in the third quarter of 2009.  The fair values of the investments were determined based on discounted future cash flows, using management’s estimates of

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2009

(unaudited)

cash flows from operations, necessary capital expenditures, any collateral considerations, the eventual disposition of the investments and appropriate discount and capitalization rates.

The asset groups that were impaired to fair value through this evaluation are:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment Properties	$25,683	$14,492
Notes Receivable	49,965	22,949
Investment in Unconsolidated Entities	-	2,706
Consolidated Investment	137,443	148,887

Total	$213,091	$189,034

(16)  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167 “Amendments to FASB Interpretation No. 46(R).”  This Statement amends Interpretation 46(R) to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities.  Statement No. 167 also replaces the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently evaluating the application of this Statement.

 (17)  Subsequent Events

The Company has evaluated all subsequent events that have occurred up through the date of issuance of these financial statements on November 12, 2009.

The Company paid distributions to its stockholders of $.04167 per share totaling $34,076 and $34,157 in October and November 2009.

Subsequent to quarter end, the Company purchased a multi-family property located in The Woodlands, Texas for $16,090.  The property consists of 216 units.  The Company assumed $13,450 of debt at 5.166% upon acquisition.

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

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  These forward-looking statements are qualified by the factors which could affect our performance, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, under the heading "Risk Factors," and as set forth in Part II, Item 1A of this report.

The following discussion and analysis relates to the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008.  You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable cash flow from our operations to fund distributions to our stockholders.  To achieve these objectives, we selectively acquire and actively manage, through affiliates of our business manager, investments in commercial real estate.  Our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships.  We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.

The credit market disruptions and lack of liquidity continue to impact the overall economy and real estate sector.  The overall economic environment has experienced a significant slow-down, including lower consumer spending, increasing unemployment with many business sectors experiencing slowing to negative growth.  These factors will continue to impact the real estate market, including increased tenant bankruptcies and lower occupancies and rental rates across all segments.  Our segments will experience challenges from this slowdown all of which have adversely affected our business and results of operations as well as impacted the amount we pay as distributions.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the nine months ended September 30, 2009 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, and dividend income earned from investments in marketable securities.  Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable.  Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, utilities and insurance (some of which are recoverable).  Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

•

Debt leverage.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2009 and 2008.  We generate most of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year.  A total of 880 and 716 of our investment properties satisfied the criteria of being owned for the entire three and nine month period ended September 30, 2009 and 2008, respectively, and are referred to herein as "same store" properties.  This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income.  All dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three and nine months ended September 30, 2009 and September 30, 2008

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008

Net income (loss) applicable to Company	$(29,458)	$(14,572)

Net income (loss) per share	(.04)	(.02)

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008

Net income (loss) applicable to Company	$(238,205)	$(37,731)

Net income (loss) per share	(.29)	(.06)

Net loss per share increased from $(.02) per share to $(.04) per share for the three months ended September 30, 2009 and net loss per share increased from $(.06) per share to $(.29) per share for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The primary reason for the increase in net loss for the nine month period was a loss on consolidation of an investment of approximately $149 million recorded in the first quarter of 2009 as well as our equity in losses of unconsolidated entities of $48 million for the nine months ended September 30, 2009.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income.  Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy.  Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations.

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

	Three months ended September 30, 2009	Three months ended September 30, 2008	2009 increase (decrease) from 2008
Property rentals	$137,067	$100,164	$36,903
Straight-line rents	4,471	4,830	(359)
Amortization of acquired above and below market leases, net	457	174	283

Total rental income	$141,995	$105,168	$36,827

Tenant recovery income	20,815	18,335	2,480
Other property income	5,900	4,368	1,532
Lodging income	118,205	135,366	(17,161)

Total property revenues	$286,915	$263,237	$23,678

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	2009 increase (decrease) from 2008
Property rentals	$390,677	$290,398	$100,279
Straight-line rents	13,861	13,326	535
Amortization of acquired above and below market leases, net	1,086	865	221

Total rental income	$405,624	$304,589	$101,035

Tenant recovery income	60,719	53,634	7,085
Other property income	16,973	11,642	5,331
Lodging income	365,913	400,588	(34,675)

Total property revenues	$849,229	$770,453	$78,776

Total property revenues increased $23,678 and $78,776 for the three and nine months ended September 30, 2009 over the same period of the prior year.  The increase in property revenues in 2009 was due primarily to a full period of operations reflected in 2009 for properties acquired during 2008 and 2009, offset by decreases in our lodging segment, as discussed below.

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

	Three months ended September 30, 2009	Three months ended September 30, 2008	2009 increase (decrease) from 2008
Property operating expenses	$29,295	$21,482	$7,813
Lodging operating expenses	76,848	81,335	(4,487)
Real estate taxes	22,458	18,830	3,628

Total property expenses	$128,601	$121,647	$6,954

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	2009 increase (decrease) from 2008
Property operating expenses	$84,164	$62,098	$22,066
Lodging operating expenses	229,213	231,943	(2,730)
Real estate taxes	66,242	52,439	13,803

Total property expenses	$379,619	$346,480	$33,139

Total operating expenses increased $6,954 and $33,139 for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 due primarily to the effect of the properties acquired in 2008 and 2009, offset in the third quarter by a reduction in lodging expenses due to the decreased occupancy in 2009.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008	2009 increase (decrease) from 2008
Depreciation and amortization	$101,790	$79,246	$22,544
Interest expense	63,832	56,245	7,587
General and administrative (1)	7,435	8,356	(921)
Business manager fee to affiliate	9,000	6,000	3,000

	$182,057	$149,847	$32,210

(1)  Includes expenses paid to affiliates of our sponsor as described below.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	2009 increase (decrease) from 2008
Depreciation and amortization	$293,724	$232,029	$61,695
Interest expense	183,712	161,205	22,507
General and administrative (1)	35,795	22,108	13,687
Business manager fee to affiliate	27,000	18,500	8,500

	$540,231	$433,842	$106,389

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and Amortization.  The $22,544 and $61,695 increase in depreciation and amortization expense for the three and nine months ended September 30, 2009 relative to the three and nine months ended September 30, 2008 was due substantially to the impact of the properties acquired in 2008 and 2009.

Interest Expense.  The $7,587 and $22,507 increase in interest expense for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 was primarily due to mortgage debt financings during 2008 and 2009 which increased to $5,083,300 at September 30, 2009 from $4,279,283 at September 30, 2008.

We have experienced a lower overall weighted average interest rate due to the decline in LIBOR.  If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

A summary of interest expense for the three and nine months ended September 30, 2009 and 2008 appears below:

	Three months ended September 30, 2009	Three months ended September 30, 2008	2009 increase (decrease) from 2008
Debt Type:
Margin and other interest expense	$3,169	$3,066	$103
Mortgages	60,663	53,179	7,484

Total	$63,832	$56,245	$7,587

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	2009 increase (decrease) from 2008
Debt Type
Margin and other interest expense	$8,621	$10,288	$(1,667)
Mortgages	175,091	150,917	24,174

Total	$183,712	$161,205	$22,507

Weighted average interest rate	4.8%	5.4%	(.6%)

General and Administrative Expenses. General and administrative expenses primarily consist of investment advisor fees, professional services, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth.  Our expenses were $7,435 and $35,795 for the three and nine months ended September 30, 2009 and $8,356 and $22,108 for the three and nine months ended September 30, 2008, respectively.  The increase is due primarily to the growth of our asset and stockholder base during 2009 and 2008, as well as $8,293 of acquisition and dead deal costs for the nine months ended September 30, 2009.

During 2009, we expensed acquisition costs of all transactions as incurred.  Thus all costs related to finding, analyzing and negotiating a transaction will be expensed as incurred as a general and administrative expense, whether or not the acquisition is completed.  These expenses would include acquisition fees, if any, paid to an affiliate of our business manager.  In the nine months ended September 30, 2009, we incurred $3,240 of acquisition costs that are included in the general and administrative expenses of $35,795.  Separately, we expensed $5,053 of dead deal costs for the nine months ended September 30, 2009.

Business Manager Fee.  After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter, or $25,650 for the three months ended September 30, 2009.  We incurred a business manager management fee of $9,000 for the three months ended September 30, 2009 or .09% of average invested assets, waiving the remaining $16,650 for the three months ended September 30, 2009.

Interest and Dividend Income and Realized Gain (Loss) on Securities.  Interest income consists of interest earned on short term investments and notes receivable.  Dividends are earned from investments in our portfolio of marketable securities.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Interest Income	$6,681	$12,110	$33,346	$32,344
Dividend Income	3,561	6,132	14,288	21,757

Total	$10,242	$18,242	$47,634	$54,101

Realized gains (loss) on investment securities	20,947	(86)	31,948	793
Other than temporary impairments	14	(26,422)	(4,038)	(76,492)

Total	20,961	(26,508)	27,910	(75,699)

Interest income was $6,681 and $12,110 and $33,346 and $32,344 for the three and nine months ended September 30, 2009 and 2008, respectively.  Interest income is earned on our cash balances and notes receivable.

During June 2009, we transferred our cash into interest bearing accounts.  We earned $2.1 million for the nine months ended September 30, 2009.  We currently do not expect to earn a significant return on our cash balances for the remainder of 2009.

Our notes receivable balance of $474,807 as of September 30, 2009 consisted of installment notes from unrelated parties that mature on various dates through July 2012.  The notes are secured by mortgages on land, shopping centers and lodging facilities.  Interest only is due each month at rates ranging from 1.87% to 10.38% per annum.  For the three and nine months ended September 30, 2009 and 2008, we recorded interest income from notes receivable of $5,960 and $31,278 and $5,861 and $18,679, respectively.  See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income decreased by $2,571 and $7,469 for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 as a result of reduced dividend payout rates.  Our investments continue to generate dividends, however most REITs we have invested in have reduced their payout rates compared to the prior year and we could continue to see further reductions in the future.  The following analysis outlines our yield earned on our portfolio of securities.

	For the nine months ended
	September 30, 2009	September 30, 2008
Dividend income	14,288	21,757
Margin interest expense	(152)	(3,284)
Investment advisor fee	(961)	(1,847)

	13,175	16,626

Average investment in marketable securities (1)	483,186	439,310
Average margin payable balance	(29,924)	(131,415)

Net investment	453,262	307,895

Leveraged yield (annualized)	3.9%	7.2%

(1)

The average investment in marketable securities represents our original cost basis of these securities.  Unrealized gains and losses, including impairments, are not reflected.

Noncontrolling Interest.  The noncontrolling interest represents the interests of the outside venture partners in Minto Builders (Florida), Inc. ("MB REIT") and various consolidated joint ventures.

Equity in Earnings of Unconsolidated Entities.  For the first nine months of 2009, we have equity in losses of unconsolidated entities of $48,137.  This is a decrease of $55,745 from equity in earnings of unconsolidated entities of $7,608 for the nine months ended September 30, 2008.  The change is mainly due to significant losses incurred and impairment recorded by one of our joint ventures of which our portion was $39,693.

Provision for Asset Impairment. For the three and nine months ended September 30, 2009, we recorded a provision for asset impairment of $14,492 to reduce the book value of certain of our investment properties to fair value. No provision was recorded for the three and nine months ended September 30, 2008.

Impairment of Notes Receivable. For the three and nine months ended September 30, 2009, we have recorded an impairment of notes receivable of $8,724 and $22,949, respectively.  No impairment was recorded for the three and nine months ended September 30, 2008.

Impairment of Investment in Unconsolidated Entities.  For the three and nine months ended September 30, 2009, we recorded an impairment of $2,706 on our investment in unconsolidated entities.  For the three and nine months ended September 30, 2008, we recorded an impairment of $1,284 and $4,625 loss, respectively, on our investment in unconsolidated entities.

An analysis of results of operations by segment follows:

Retail Segment

	Total Retail Properties
	As of September 30,
	2009	2008
Retail Properties
Physical occupancy	93%	94%
Economic occupancy	94%	96%
Base rent per square foot	$15.68	$16.47
Gross investment in properties	$3,385,896	$2,880,657

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time.  The occupancy rates above are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2009 and 2008.

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

During the nine months ended September 30, 2009, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy.  As of September 30, 2009, our retail portfolio contained only 12 retailers, renting approximately 289,348 square feet, that had filed for bankruptcy protection.  We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

Comparison of Three Months Ended September 30, 2009 to 2008

The table below represents operating information for the retail segment of 711 properties and for the same store portfolio consisting of 684 properties acquired prior to July 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2009 and September 30, 2008.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$62,966	$52,140	$10,826	$49,724	$51,663	$(1,939)
Tenant recovery income	13,137	11,338	1,799	10,110	11,282	(1,172)
Other property income	2,445	1,441	1,004	1,811	1,440	371

Total revenues	$78,548	$64,919	$13,629	$61,645	$64,385	$(2,740)

Expenses:
Property operating expenses	$11,286	$10,188	$1,098	$8,417	$10,252	$(1,835)
Real estate taxes	8,604	7,225	1,379	6,915	7,148	(233)

Total operating expenses	$19,890	$17,413	$2,477	$15,332	$17,400	$(2,068)

Net operating income	58,658	47,506	11,152	46,313	46,985	(672)

Average occupancy for the period	93%	96%	(3%)	94%	96%	(2%)

Retail properties real estate rental revenues increased from $64,919 in the third quarter of 2008 to $78,548 in the third quarter of 2009 mainly due to the acquisition of 22 retail properties since September 30, 2008.  Retail properties real estate and operating expenses also increased from $17,413 in 2008 to $19,890 in 2009 as a result of these acquisitions.

The primary reason for the decrease in revenue and net property operations for the retail same store comparison is a decrease in economic occupancy of 2% between the three months ended September 30, 2008 and the three months ended September 30, 2009.  The decrease in occupancy has resulted from an overall decline in the economy and the impact on demand for retail space.  The primary reason for the decrease in property operating expenses was an overall decline in repair and maintenance in addition to 2008 experiencing hurricane related repairs.

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the retail segment of 711 properties and for the same store portfolio consisting of 545 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2009 and September 30, 2008.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$182,110	$152,075	$30,035	$136,844	$142,322	$(5,478)
Tenant recovery income	37,719	32,082	5,637	30,325	31,919	(1,594)
Other property income	6,710	3,455	3,255	4,973	3,198	1,775

Total revenues	$226,539	$187,612	$38,927	$172,142	$177,439	$(5,297)

Expenses:
Property operating expenses	$34,981	$29,310	$5,671	$27,217	$28,903	$(1,686)
Real estate taxes	24,893	20,154	4,739	20,986	20,051	935

Total operating expenses	$59,874	$49,464	$10,410	$48,203	$48,954	$(751)

Net operating income	166,665	138,148	28,517	123,939	128,485	(4,546)

Average occupancy for the period	94%	96%	(2%)	93%	96%	(3%)

Retail properties real estate rental revenues increased from $187,612 in the nine months ended 2008 to $226,539 in the nine months ended 2009 mainly due to the acquisition of 22 retail properties since September 30, 2008.  Retail properties real estate and operating expenses also increased from $49,464 in 2008 to $59,874 in 2009 as a result of these acquisitions.

The primary reason for the decrease in revenue and net property operations in the retail same store comparison is a decrease in economic occupancy of 3% from September 30, 2008 to September 30, 2009.  The primary reason for the decrease in property operating expenses was an overall decline in repair and maintenance in addition to 2008 experiencing hurricane related repairs.

Lodging Segment

	Total Lodging Properties
	For the nine months ended September 30,
	2009	2008
Lodging Properties
Revenue per available room	$76	$93
Average daily rate	$117	$128
Occupancy	66%	72%
Gross investment in properties	$2,729,988	$2,621,000

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

During the second half of 2008, the hotel industry began to experience declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR").  The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel).  During the first six months of 2009, the industry continued to experience declines greater than the ones experienced in the fourth quarter of 2008.  The industry is projecting to see ongoing declines in Revenue per Available Room growth through most of 2009.  For 2009, the industry is predicting Revenue per Available Room ranging from negative 15-18% compared to 2008.  We believe this slowdown will continue until Gross National Product (“GNP”) begins a period of consistent growth.  For 2009, we expect our revenue per available room will be consistent with the overall industry trends.  For the nine months ended September 30, 2009, our revenue per available room decreased by 18%.

Our third party managers and asset management are focusing on reducing variable costs and gaining market share from competitors as a result of the declines in revenues.

Comparison of Three Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 98 properties acquired prior to July 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2009 and September 30, 2008.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Lodging operating income	$118,205	$135,366	$(17,161)	$111,424	$135,366	$(23,942)

Total revenues	$118,205	$135,366	$(17,161)	$111,424	$135,366	$(23,942)

Expenses:
Lodging operating expenses to non-related parties	$76,848	$81,335	$(4,487)	$71,559	$81,335	$(9,776)
Real estate taxes	6,969	6,123	846	6,633	6,123	510

Total operating expenses	$83,817	$87,458	$(3,641)	$78,192	$87,458	$(9,266)

Net operating income	34,388	47,908	(13,520)	33,232	47,908	(14,676)

On a same store basis, the lodging segment’s net operating income decrease, is primarily attributable to a decrease in same store occupancy from 71% to 68%, a reduction in the Average Daily Rate from $126 to $111 and a reduction in Rev/Par from $91 to $75.  The reduction is attributable to the current economic recession which has reduced travel from all major segments of the lodging industry (business transient and group, and leisure group and transient travel).

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 76 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2009 and September 30, 2008.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Lodging operating income	$365,913	$400,588	$(34,675)	$227,842	$277,121	$(49,279)

Total revenues	$365,913	$400,588	$(34,675)	$227,842	$277,121	$(49,279)

Expenses:
Lodging operating expenses to non-related parties	$229,213	$231,943	$(2,730)	$138,490	$160,625	$(22,135)
Real estate taxes	21,054	17,220	3,834	12,774	11,566	1,208

Total operating expenses	$250,267	$249,163	$1,104	$151,264	$172,191	$(20,927)

Net operating income	115,646	151,425	(35,779)	76,578	104,930	(28,352)

On a same store basis, the lodging segment’s net operating income decrease, is primarily attributable to a decrease in same store occupancy from 70% to 64%, a reduction in the Average Daily Rate from $123 to $110 and a reduction in Rev/Par from $86 to $71.  The reduction is attributable to the current economic recession which has reduced travel from all major segments of the lodging industry (business transient, leisure transient, and business leisure group travel).

Office Segment

	Total Office Properties
	As of September 30,
	2009	2008
Office Properties
Physical occupancy	97%	96%
Economic occupancy	97%	96%
Base rent per square foot	$15.32	$15.07
Gross investment in properties	$1,949,573	$1,359,021

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

Our office properties continue to experience consistent occupancy rates and stable rental rates for more recent acquisitions.  For example, in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market.  The increase in our base rent per square foot from $15.07 to $15.32 was primarily a result of acquisitions during 2008 and 2009.  These rates are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2009 and 2008.

Comparison of Three Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the office segment of 40 properties and for the same store portfolio consisting of 30 properties acquired prior to July 1, 2008.  The properties in the same store portfolio were owned for the three months ended September 30, 2009 and September 30, 2008.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$38,944	$27,689	$11,255	$26,929	$27,689	$(760)
Tenant recovery income	6,706	6,355	351	6,194	6,356	(162)
Other property income	1,826	1,964	(138)	1,826	1,964	(138)

Total revenues	$47,476	$36,008	$11,468	$34,949	$36,009	$(1,060)

Expenses:
Property operating expenses	$7,711	$7,176	$535	$6,759	$7,266	$(507)
Real estate taxes	3,775	3,706	69	3,755	3,706	49

Total operating expenses	$11,486	$10,882	$604	$10,514	$10,972	$(458)

Net operating income	35,990	25,126	10,864	24,435	25,037	(602)

Average occupancy for the period	97%	97%	-	96%	97%	(1%)

Office properties real estate rental revenues increased from $36,008 in 2008 to $47,476 in 2009 mainly due to the acquisition of 10 properties since September 30, 2008.  Office properties’ real estate taxes and operating expenses also increased from $10,882 in 2008 to $11,486 in 2009 as a result of these acquisitions.

The decrease in net property operations for the office same store comparison resulted primarily from a decrease in same store occupancy and a decrease in repairs and maintenance and utility costs.

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the office segment of 40 properties and for the same store portfolio consisting of 28 properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the nine months ended September 30, 2009 and September 30, 2008.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$110,718	$81,675	$29,043	$80,270	$81,317	$(1,047)
Tenant recovery income	18,705	19,267	(562)	18,175	19,267	(1,092)
Other property income	5,745	5,853	(108)	5,746	5,843	(97)

Total revenues	$135,168	$106,795	$28,373	$104,191	$106,427	$(2,236)

Expenses:
Property operating expenses	$22,826	$21,665	$1,161	$21,177	$21,901	$(724)
Real estate taxes	10,689	10,434	255	10,658	10,434	224

Total operating expenses	$33,515	$32,099	$1,416	$31,835	$32,335	$(500)

Net operating income	101,653	74,696	26,957	72,356	74,092	(1,736)

Average occupancy for the period	97%	97%	-	96%	97%	(1%)

Office properties real estate rental revenues increased from $106,795 in 2008 to $135,168 in 2009 mainly due to the acquisition of 10 properties since September 30, 2008.  Office properties real estate and operating expenses also increased from $32,099 in 2008 to $33,515 in 2009 as a result of these acquisitions.

The decrease in net property operations for the office same store comparison resulted primarily from a lower recovery of operating expenses and a decrease in same store occupancy as well as a decrease in repairs and maintenance and utility costs.

Industrial Segment

	Total Industrial Properties
	As of September 30,
	2009	2008
Industrial Properties
Physical occupancy	95%	92%
Economic occupancy	97%	99%
Base rent per square foot	$4.79	$5.08
Gross investment in properties	$917,627	$883,014

During 2009, our industrial holdings have continued to experience high economic occupancy rates.  The majority of the properties are located in what we believe are active and sought-after industrial markets, including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois, one of the largest industrial markets in the world.

Comparison of Three Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the industrial segment of 64 properties and for the same store portfolio consisting of 61 properties acquired prior to July 1, 2008.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$18,696	$18,310	$386	$16,727	$17,328	$(601)
Tenant recovery income	635	642	(7)	635	642	(7)
Other property income	18	132	(114)	18	132	(114)

Total revenues	$19,349	$19,084	$265	$17,380	$18,102	$(722)

Expenses:
Property operating expenses	$1,291	$1,209	$82	$1,245	$1,195	$50
Real estate taxes	670	514	156	670	514	156

Total operating expenses	$1,961	$1,723	$238	$1,915	$1,709	$206

Net operating income	17,388	17,361	27	15,465	16,393	(928)

Average occupancy for the period	97%	99%	(2%)	96%	99%	(3%)

Industrial properties real estate revenues increased from $19,084 for the three months ended September 30, 2008 to $19,349 for the three months ended September 30, 2009 mainly due to the acquisition of two properties since September 30, 2008.  Industrial properties real estate and operating expenses also increased from $1,723 in 2008 to $1,961 in 2009 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other segments.

Our overall decrease in net operating income for the industrial same store comparison reflects a decrease in overall economic occupancy.

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the industrial segment of 64 properties and for the same store portfolio consisting of 60 properties acquired prior to January 1, 2008.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$56,166	$52,849	$3,317	$47,555	$48,600	$(1,045)
Tenant recovery income	3,340	2,285	1,055	3,340	2,284	1,056
Other property income	589	463	126	89	463	(374)

Total revenues	$60,095	$55,597	$4,498	$50,984	$51,347	$(363)

Expenses:
Property operating expenses	$3,838	$3,589	$249	$3,554	$3,465	$89
Real estate taxes	2,762	1,601	1,161	2,762	1,601	1,161

Total operating expenses	$6,600	$5,190	$1,410	$6,316	$5,066	$1,250

Net operating income	53,495	50,407	3,088	44,668	46,281	(1,613)

Average occupancy for the period	97%	99%	(2%)	96%	98%	(2%)

Industrial properties real estate revenues increased from $55,597 for the nine months ended September 30, 2008 to $60,095 for the nine months ended September 30, 2009 mainly due to the acquisition of two properties since September 30, 2008.  Industrial properties real estate and operating expenses also increased from $5,190 in 2008 to $6,600 in 2009 as a result of these acquisitions.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance.  Therefore, industrial segment operating expenses are lower than the other segments.

The increase in real estate taxes resulted from billing certain tenants for real estate taxes we paid in 2009, where in 2008, the tax was paid directly by the tenants.  This activity took place in the first quarter of 2009, thus affecting the nine month same store analysis.  The overall decrease in net operating income is a result of lower occupancy.

Multi-family Segment

	Total Multi-family Properties
	As of September 30,
	2009	2008
Multi-Family Properties
Physical occupancy	88%	91%
Economic occupancy	88%	91%
End of month scheduled base rent per unit per month	$851	$795
Gross investment in properties	$758,220	$384,863

Our portfolio contains 24 multi-family properties, each reporting stable rental rate levels.  These rates are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2009 and 2008.  We believe that recent changes in the housing market have made rentals a more attractive option and we expect the portfolio to continue its stable occupancy levels.

Comparison of Three Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the multi-family segment of 24 properties and for the same store portfolio consisting of seven properties acquired prior to July 1, 2008.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2009 and September 30, 2008.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$17,969	$7,029	$10,940	$4,755	$4,881	$(126)
Other property income	1,607	831	776	445	459	(14)

Total revenues	$19,576	$7,860	$11,716	$5,200	$5,340	$(140)

Expenses:
Property operating expenses	$8,067	$2,888	$5,179	$2,244	$2,597	$(353)
Real estate taxes	2,278	1,283	995	775	936	(161)

Total operating expenses	$10,345	$4,171	$6,174	$3,019	$3,533	$(514)

Net operating income	9,231	3,689	5,542	2,181	1,807	374

Average occupancy for the period	89%	88%	1%	88%	89%	(1%)

Multi–family real estate rental revenues increased from $7,860 for the three months ended September 30, 2008 to $19,576 for the three months ended September 30, 2009.  The increases are mainly due to the acquisition of 12 properties since September 30, 2008.  Multi-family properties real estate and operating expenses also increased from $4,171 in 2008 to $10,345 in 2009 as a result of these acquisitions.

The increase in net operating income was primarily caused by a decrease in overall operating expenses in 2009.

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

The table below represents operating information for the multi-family segment of 24 properties and for the same store portfolio consisting of seven properties acquired prior to January 1, 2008.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2009 and September 30, 2008.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$46,708	$17,990	$28,718	$14,743	$14,639	$104
Other property income	3,963	1,871	2,092	1,182	1,232	(50)

Total revenues	$50,671	$19,861	$30,810	$15,925	$15,871	$54

Expenses:
Property operating expenses	$19,119	$7,534	$11,585	$6,149	$6,559	$(410)
Real estate taxes	6,482	3,030	3,452	2,838	2,683	155

Total operating expenses	$25,601	$10,564	$15,037	$8,987	$9,242	$(255)

Net operating income	25,070	9,297	15,773	6,938	6,629	309

Average occupancy for the period	89%	90%	(1%)	88%	88%	-

Multi–family real estate rental revenues increased from $19,861 for the nine months ended September 30, 2008 to $50,671 for the nine months ended September 30, 2009.  The increases are mainly due to the acquisition of 12 properties since September 30, 2008.  Multi-family properties real estate and operating expenses also increased from $10,564 in 2008 to $25,601 in 2009 as a result of these acquisitions.

The increase in net operating income was caused by an overall decrease in operating expenses in 2009.

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

On January 6, 2009, our subsidiary was granted a third seat on the board of LIP-H. The third board seat gave effective control over LIP-H to our subsidiary, resulting in the consolidation of LIP-H as of January 6, 2009. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth (the other venture partner of LIP-H). The mezzanine loan to LIP-D was secured primarily by partnership interests owning development projects at various stages of completion, including vacant land.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments in properties	$124,187
Notes receivable	10,200
Cash	1,757
Other assets	1,299
Total assets acquired	$137,443
Debt	96,763
Other liabilities	3,584
Net assets acquired	$37,096

The following table summarizes the investment in LIP-H from December 31, 2008 to January 6, 2009.

Investments in unconsolidated entities at December 31, 2008	$185,983
Loss on consolidated investment	$(148,887)
Net assets acquired at January 6, 2009	$37,096

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

•

to invest in properties;

•

to fund joint ventures and development commitments;

•

to fund notes receivable; and

•

to invest in REIT marketable securities.

Generally, our cash needs will be funded from:

•

income earned on our investment properties;

•

interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•

proceeds from borrowings on properties;

•

distributions from our joint venture investments; and

•

issuance of shares under our distribution reinvestment plan.

Acquisitions and Investments

We completed approximately $943.4 million and $1.2 billion of real estate and real estate company acquisitions and investments during the nine months ended September 30, 2009 and 2008, respectively.  These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offerings of our shares of common stock.  We do not expect to acquire a significant amount of real estate for the balance of 2009.

Investments in Unconsolidated Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans.  The joint ventures that are focused on operating properties continue to generate positive cash flows.  Certain of our development joint ventures are experiencing longer lease-up timelines and could be at rates less than originally expected.  The development joint ventures also have construction loans from third parties that could mature before the completion of the development.  These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners.  Although we have no additional obligation to fund these ventures other than as noted below, our investment could be at risk without the funding of additional capital.  It is anticipated that the entities will be able to repay or refinance all of their debt on a timely basis, however, the debt maturities of the entities are not recourse to us and we have no obligation to fund.

Joint Venture	Description	Investment at September 30, 2009 (000s) (a)	Remaining Commitment (000s)

Primarily Development
L-Street Marketplace, LLC	Retail Center Development	$5,430	$-
Weber/Inland American Lewisville TC, LP	Retail Center Development	7,992	-
Skyport Hotels JV, LLC	Lodging Development	-	14,674
		$13,422	$14,674
Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D Assets	$72,062	$10,900
Cobalt Industrial REIT II	Industrial Portfolio	75,298	62,038
Net Lease Strategic Asset Fund L.P.	Net lease assets	186,635	-
Wakefield Capital, LLC	Senior Housing Portfolio	87,588	-
Other operating joint ventures	Lodging Facilities	30,224	-
		$451,807	$72,938
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real Estate Loan Fund	$25,018	$24,000

Total		$490,247	$111,612

(a) Represents our investment balance as reported for GAAP purposes on our balance sheet at September 30, 2009.

Concord Debt Holdings, LLC

On August 2, 2008, we entered into the Concord Debt Holdings, LLC joint venture (“Concord”) with Lex-Win Concord LLC, which originates and acquires real estate securities and real estate related loans.  We have invested $76 million in the venture as of September 30, 2009 and have accounted for this investment under the equity method.  During 2009, Concord received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements.  In addition, Concord has recorded impairment losses and loan loss reserves of $154.9 million for the nine months ended September 30, 2009.  The carrying value of $25 million reflects the reduction in our investment in Concord from our share of the net loss at the venture level and distributions.

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

Investments in Consolidated Developments

We have entered into certain development projects that are in various stages of pre-development and development.  We fund cash needs for these development activities from our working capital and by borrowings secured by the properties.  Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.  In addition, we have purchased land and incurred pre-development costs of $87 million for an additional four multi-family and student housing projects.  We will most likely not commence construction on these projects until construction financing becomes available at appropriate rates and terms; however it is still our intent to develop these projects.

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

The properties under development and all amounts set forth below are as of September 30, 2009.  (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Estimated Placed in Service Date (b)	Note Payable as of September 30, 2009 ($)	Percentage Pre-Leased as of September 30, 2009 (d)

Cityville Oak Park	Dallas, TX	Multi-family	557,504	73,429	100,007	(g)	58,048	34%
Cityville Carlisle	Dallas, TX	Multi-family	211,512	17,265	40,775	Q3 2010	11,091	0% (e)
Cityville Block 121	Birmingham, AL	Multi-family	272,960	12,256	37,314	Q3 2010	1,176	0% (e)
Aloft Hotel	Chapel Hill, NC	Hotel	130 rooms	12,831	22,891	Q2 2010	879	0%
Stone Creek	San Marcos, TX	Retail	453,535	45,435	65,952	(c)	9,629	66%
Woodbridge	Wylie, TX	Retail	511,282	33,149	71,638	(c)	6,628	41%
Hudson Correctional Facility	Hudson, CO	Correctional Facility	(f)	81,972	100,000	Q4 2009	-	100%
				276,337	438,577		87,451

(a)

The Total Estimated Costs represent 100% of the development's estimated costs, including the acquisition cost of the land and building, if any.  The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)

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

(g)

Development consists of three phases.  Phase I will be placed in service in the fourth quarter of 2009.  The remaining phases are considered in the pre-development phase.

Notes Receivable

Our notes receivable balance was $474.8 million and $480.8 million as of September 30, 2009 and December 31, 2008, respectively, with maturity dates through July 2012.  The notes are secured by mortgages on land for prospective developments, shopping centers and hotel properties.  Interest only is due each month at rates ranging from 1.87% to 10.38% per annum.  For the nine months ended September 30, 2009 and 2008, we recorded interest income from notes receivable of $31.2 million and $18.7 million, respectively, which is included in the interest and dividend income on the Consolidated Statement of Operations.

Some of our notes receivable with an aggregate outstanding balance of $289.1 million are considered impaired. We evaluate the collectibility of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals.  We determined that the fair value of the collateral was in excess of the outstanding note receivable balance, except for four loans for which a $22.9 million impairment loss was recorded.  The impaired loans generated $12.9 million of interest income for the nine months ended September 30, 2009.  We do not believe we will recognize additional interest income for the remainder of 2009 for the impaired loans.

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

Distributions

We declared cash distributions to our stockholders during the period from January 1, 2009 to September 30, 2009 totaling $302.6 million or $.50 per share on an annualized basis.  These cash distributions were paid with $284.5 million from our cash flow from operations as well as $18.1 million in distributions from our unconsolidated entities that are included in cash flows from investing activities.  The distributions from unconsolidated entities are primarily generated from our share of the operating cash flow of these entities.

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share on an annualized basis, which equates to a 5% annualized yield on a share purchase of $10 (the price at which we last offered shares of our common stock in the primary offering completed in April 2009).

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007.  We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the distribution reinvestment plan.  A follow-on  registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007 and terminated on April 6, 2009.  On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan.  As of September 30, 2009, we sold a total of 320,636,231 shares in the follow-on primary offering and 60,107,488 shares pursuant to the offering of shares through the distribution reinvestment plan.  Our total offering costs for offerings as of September 30, 2009 were approximately $828 million.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value.  The FINRA rules prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old.  We are currently evaluating the method that we will use to assist broker-dealers with this requirement. Because of the uncertainties in the marketplace generally and the factors described herein and in our other reports filed under the Exchange Act, which could continue to impact our results of operations and financial condition, the future per share estimated value of our shares may be less than the price at which we last offered shares in a primary offering or the price of our shares currently offered through our distribution reinvestment plan.

Share Repurchase Program

As of September 30, 2009, we had repurchased 32,527,130 shares for $304 million under the share repurchase program.  Effective March 30, 2009, our board of directors voted to suspend the share repurchase program until further notice.

Borrowings

We repaid approximately $38 million and borrowed approximately $55 million against our portfolio of marketable securities during the nine months ended September 30, 2009 and 2008, respectively.  We borrowed debt of approximately $146 million secured by mortgages on our properties for the nine months ended September 30, 2009.  We borrowed approximately $885 million secured by mortgages on our properties for the nine months ended September 30, 2008.

We have entered into interest rate lock agreements with lenders to fix interest rates on mortgage debt on identified properties we own or expect to purchase in the future.  These agreements require us to deposit certain amounts with the lenders.  The deposits are applied as credits as the loans are funded.  As of September 30, 2009, we had approximately $4.9 million of rate lock deposits outstanding.  The agreements fixed interest rates at 5.63% on approximately $25 million in principal.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates.  The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2009 (dollar amounts are stated in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$-	256,575	115,080	115,410	542,546	2,548,961	3,578,572
Variable rate debt (mortgage loans)	$39,681	684,819	361,354	172,501	187,873	58,500	1,504,728

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	5.25%	5.11%	5.37%	5.70%	5.68%	5.62%
Variable rate debt (mortgage loans)	5.73%	2.38%	2.93%	3.33%	2.42%	5.85%	2.85%

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which a premium of $756 thousand, net of accumulated amortization, is outstanding as of September 30, 2009.

We have entered into eight interest rate swap and cap agreements that have converted $401.8 million of our mortgage loans from variable to fixed rates.  The pay rates range from 1.62% to 4.75% with maturity dates from January 29, 2010 to March 27, 2013.

As of September 30, 2009, we had approximately $40 million and $941 million in mortgage debt maturing in 2009 and 2010, respectively. We are currently negotiating refinancing the debt maturing in 2010 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value, which will require us to use a portion of our cash balance to pay-down existing principal balances and pay higher interest costs. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms.  Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.  Of the outstanding debt, approximately $500 million is recourse to us at the corporate level.  The remainder is recourse only to the property securing the indebtedness.

Summary of Cash Flows

	Nine months ended September 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$284,479	$299,649
Cash used in investing activities	(428,176)	(1,740,104)
Cash provided by (used in) financing activities	(170,413)	2,413,558
Increase (decrease) in cash and cash equivalents	(314,110)	973,103
Cash and cash equivalents, at beginning of period	945,225	409,360
Cash and cash equivalents, at end of period	$631,115	$1,382,463

Cash provided by operating activities was $284.5 million and $299.6 million for the nine months ended September 30, 2009 and 2008, respectively, and was generated primarily from operating income from property operations and interest and dividends.  The decrease in cash flows from the nine months ended September 30, 2009 was primarily due to the decrease in lodging operating cash flow and distribution from unconsolidated entities.

Cash used in investing activities was $428.2 million and $1.7 billion for nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2008, cash was used primarily for purchases of investment properties, the RLJ portfolio and investment securities as well as used for funding of our unconsolidated joint ventures and notes receivable.  We used less cash in our investing activities during the nine months ended September 30, 2009 than the nine months ended September 30, 2008 primarily due to the decrease in acquisitions and investments in unconsolidated entities.

Cash used by financing activities was $170.4 million for the nine months ended September 30, 2009, and cash provided by financing activities was $2.4 billion for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009 and 2008, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $208 million and $1.8 billion, respectively.  We generated approximately $146 million from borrowings secured by mortgages on our properties for the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, we generated approximately $885 million from borrowings secured by mortgages on our properties.  During the nine months ended September 30, 2009 and 2008, we paid approximately $309 and $289 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $155 and $13 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of September 30, 2009 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year (a)	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$7,071,427	143,283	2,317,592	1,721,430	2,889,122

Ground Lease Payments	$60,680	272	3,167	3,320	53,921

(a)

Represents remaining three months of 2009 only.

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property.  These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of September 30, 2009, we would be obligated to pay as much as $30.8 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.  The information in the above table does not reflect these contractual obligations.

As of September 30, 2009, we had outstanding commitments to fund approximately $111.6 million into joint ventures. As of September 30, 2009, we had commitments totaling $124.4 million for various development projects. We intend on funding these commitments with cash on hand of approximately $631.1 million.

As part of our consolidated MB REIT joint venture with Minto Delaware, we could be required to redeem Minto Delaware’s interest in MB REIT beginning on October 11, 2011 subject to the terms and conditions below:

•

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware, has the option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware's investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if our shares of common stock are not listed, on the earlier of (x) the date we purchase Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29.3 million or (B) if the shares of our stock are listed, on the earlier of (x) the date we purchase Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.  The series A liquidation preference is equal to $1,276 per share for 207,000 shares of series A preferred stock plus accrued and unpaid dividends.

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

Critical Accounting Policies and Estimates

Please refer to our 10-K filing as of and for the year ended December 31, 2008.  During the nine months ended September 30, 2009, there were no material changes to these policies.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we are not the primary beneficiary of a VIE and we have substantial influence over but do not control the entity.  We account for our interest in these ventures using the equity method of accounting.  For additional discussion of our investments in joint ventures, please refer to the liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Notes to Consolidated Financial Statements.  Our ownership percentage and related investment in each joint venture is summarized in the following table.  (Dollar amounts stated in thousands).

Joint Venture	Ownership %	Investment at September 30, 2009
Net Lease Strategic Asset Fund L.P.	85%	$186,635

Cobalt Industrial REIT II	27%	75,298

D.R. Stephens Institutional Fund, LLC	90%	72,062

Concord Debt Holdings, LLC	(a)	25,018

Wakefield Capital, LLC	(b)	87,588

Other Unconsolidated Joint Ventures	Various	43,646

		$490,247

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

	As of and for the nine months ended	As of and for the nine months ended
	September 30, 2009	September 30, 2008
Total assets	$11,514,528	11,163,911

Mortgages, notes and margins payable	$5,084,519	4,399,510

Total income	$849,229	770,453

Total interest and dividend income	$47,634	54,101

Net income (loss) attributable to Company	$(238,205)	(37,731)

Net income (loss) per common share, basic and diluted (a)	$(.29)	(.06)

Distributions declared to common stockholders	$302,625	298,596

Distributions per weighted average common share (a)	$.37	.47

Funds From Operations (a)(b)	$91,540	231,262

Cash flows provided by operating activities	$284,479	299,649

Cash flows used in investing activities	$(428,176)	(1,740,104)

Cash flows provided by (used in) financing activities	$(170,413)	2,413,558

Weighted average number of common shares outstanding, basic and diluted	808,157,928	641,555,461

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2009 and 2008, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2009 and 2008.  See Footnote (b) below for information regarding our calculation of FFO.

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

Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows (in thousands):

		Nine months ended September 30,
		2009	2008
	Net income (loss) applicable to common shares	$(238,205)	(37,731)
Add:	Depreciation and amortization:
	Related to investment properties	293,339	231,777
	Related to investment in unconsolidated entities	38,309	39,139
Less:	Noncontrolling interests' share:
	Depreciation and amortization related to investment properties	1,903	1,923

	Funds from operations	$91,540	231,262

Below is additional information related to certain items that significantly impact the comparability of our Funds from operations and Net income from the periods presented:

	Nine Months ended September 30,
	2009	2008
Additions (deductions) to net income, FFO
Provision for asset impairment	(14,492)	-
Impairment of notes receivable	(22,949)	-
Loss on consolidated investment	(148,887)	-
Equity in loss of Concord Debt Holdings, LLC	(39,693)	-
Impairment of investment in unconsolidated entities	(2,706)	(4,625)
Realized gain (loss) and impairment on securities, net	27,910	(75,699)
Gain on extinguishment of debt	-	2,310

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.  We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15 million.  If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15 million.  The impact at September 30, 2008 would have been $4 million.  The change is a result of additional financing on the acquisitions made since September 30, 2008.

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

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$-	256,575	115,080	115,410	542,546	2,548,961	3,578,572
Variable rate debt (mortgage loans)	$39,681	684,819	361,354	172,501	187,873	58,500	1,504,728

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	-	5.25%	5.11%	5.37%	5.70%	5.68%	5.62%
Variable rate debt (mortgage loans)	5.73%	2.38%	2.93%	3.33%	2.42%	5.85%	2.85%

The debt maturity excludes mortgage discounts and premiums associated with debt assumed at acquisition of which a premium of $756 thousand, net of accumulated amortization, is outstanding as of September 30, 2009.

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

Other than temporary impairments were $4 million and $76.5 million for the nine months ended September 30, 2009 and 2008, respectively. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale above our book value. However, due to general economic and credit market uncertainties it is difficult to project the REIT market and our portfolio value.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of September 30, 2009.  (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Real estate equity securities	$314,070	$199,088	$179,179	$218,997

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2009 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of September 30, 2009
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(1,301)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(1,538)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,488)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,447)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(363)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	43
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(197)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(136)

					$401,819	$(6,427)

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

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN.  The complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties.  The complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett.  The complaint seeks, among other things, monetary damages in an amount not less than $4.8 million with respect to the Cary, North Carolina property.  With respect to the remaining three development hotels, the complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20.1 million.  Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint.  On March 13, 2009, the court denied the motion to dismiss.  Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against the plaintiff.  The parties are now undertaking discovery. The outcome of this lawsuit cannot be predicted with any certainty and we are currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of our rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.  IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities.  IA Sub claims, as a result of the foregoing, that it was not required to fund the capital call.  In response to this action, Concord has answered and filed counterclaims against IA Sub.  It claims that IA Sub is required to fund the additional capital and it also claims damages against IA Sub for not contributing the additional capital.  A negative outcome in the litigation could impact the priority of future capital calls or a future liquidation, including a loss of our preferred position.  A negative outcome on the counterclaim could also subject IA Sub to damages.  We believe, however that there are good and valid defenses to any claim for damages against IA Sub.  IA Sub intends to vigorously pursue its case and defend its position with regard to the counterclaim.  Upon motion of Concord, the court set a trial date for the week of February 22, 2010.  The parties are now undertaking discovery on an expedited basis. The outcome of this lawsuit cannot be predicted with any certainty and we are currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On July 21 2009, Inland American (LIP) Sub, L.L.C., (“IA LIP Sub”) filed an action against Robert Lauth, Michael Curless, Gregory Gurnick, Lawrence Palmer, (collectively “the Defendants”) and Thomas Peck (the “Peck Defendant”) for civil fraud, deception, racketeering, conspiracy and other violations of law (the “Lawsuit”) in order to recover damages with regard to certain losses of IA LIP Sub which occurred as a result with IA LIP Sub’s investment LIP Holdings, L.L.C.(“Holdings”)  On September 10, 2009, the Defendants filed answers and counterclaims against IA LIP Sub claiming breach of contract, promissory estoppel, constructive fraud, and breach of duty of good faith and fair dealing, claiming that IA LIP Sub promised to contribute additional funds to Holdings.  IA LIP Sub denies all aspects of this counterclaim, and believes that it was filed, without basis in fact, in an attempt to gain leverage over IA LIP Sub in connection with the Lawsuit.  On September 16, 2009, the Peck Defendant filed answers and counterclaims against IA LIP Sub claiming, inter alia, that the Lawsuit was filed against Peck for the purpose of inducing Peck to cooperate with IA LIP Sub in its prosecution of its claims against the Defendants.  IA LIP Sub denies all aspects of this counterclaim.  The parties are now undertaking discovery. The outcome of this lawsuit cannot be predicted with any certainty and we are currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

While we do not believe that an adverse outcome in the above lawsuits would have a material adverse effect on the our financial condition, there can be no assurance that an adverse outcome would not have a material effect on the results of operations for any particular period.

Item 1A.  Risk Factors

An estimated value of our shares of common stock may not exceed the price at which we are offering shares under the distribution reinvestment plan.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value.  The FINRA rules prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old.  We are currently evaluating the method that we will use to assist broker-dealers with this requirement. Because of the uncertainties in the marketplace generally and the factors described herein and in our other reports filed under the Exchange Act, which could continue to impact our results of operations and financial condition, the future per share estimated value of our shares may be less than the price at which we last offered shares in a primary offering or the price of our shares currently offered through our distribution reinvestment plan.

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

From time to time, our sponsor or its affiliates have agreed to either forgo or defer a portion of the business management fee due them from us and the other REITs sponsored by our sponsor to ensure that each REIT generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the nine months ended September 30, 2009, we incurred a business management fee of $27 million, or approximately .35% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $961 thousand, together which are less than the full 1% fee that the business manager could be paid.  In each case, our sponsor or its affiliates, including our business manager, determined the amounts that would be forgone or deferred in their sole discretion. There is no assurance that our business manager will continue to forgo or defer all or a portion of its business management fee, which may affect our ability to pay distributions or have less cash available to acquire real estate assets.

Actions of our joint venture partners could negatively impact our performance.

As of September 30, 2009, we had entered into joint venture agreements with 16 entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties.  The current balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, is $490 million.  Our organizational documents do not limit the amount of available funds that we may invest in these joint ventures, and we intend to continue to develop and acquire properties through joint ventures with other persons or entities. In many cases, our existing venture partners share, and future partners may share, certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

As of September 30, 2009, approximately 10% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc., which are located throughout the country.  Also, as of September 30, 2009, approximately 8% of our rental revenue was generated by properties leased to AT&T, Inc., the SBC Center in Hoffman Estates, Illinois, One AT&T Center in St. Louis, Missouri and AT&T Center in Cleveland, Ohio.  One tenant, AT&T, Inc., leases 100% of the total gross leasable area of two of these three properties. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. A stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties. For example, as of September 30, 2009, approximately 4%, 5%, 5%, 8% and 10% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at September 30, 2009, thirty-nine of our lodging facilities, or approximately 39% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina.  Thus, adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels.  This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Conditions of franchise agreements could adversely affect us.

As of September 30, 2009, all of our wholly owned or partially owned lodging properties were operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures.

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

These risks may adversely affect the value of outstanding real estate related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.  As of September 30, 2009, we had invested a total of $314 million in real estate related equity securities.  Many of the entities that we have invested in have reduced the dividends paid on their stocks.  In addition, the stock prices for these entities have declined precipitously.  There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future, however, we believe the declines in the three months ended September 30, 2009 to be temporary.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	November 12, 2009	Date:	November 12, 2009

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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