Form 10-K
period 2009-12-31
Inland American Real Estate Trust, Inc.
filed 2010-03-16
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X       No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  X

While there is no established market for the registrant's shares of common stock, the registrant has completed a follow-on primary offering of its shares of common stock pursuant to a registration statement on Form S-11. In each of its primary offerings, the registrant sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately 811,245,794.

As of March 10, 2010, there were 827,415,405 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant's proxy statement for the 2010 annual stockholders meeting which is expected to be filed no later than April 30, 2010 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Annual Report on Form 10-K includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place® trademark is the property of Hyatt Corporation (“Hyatt”). Intercontinental Hotels ® trademark is the property of IHG. Wyndham ® and Baymont Inn & Suites ® trademarks are the property of Wyndham Worldwide. Comfort Inn ® trademark is the property of Choice Hotels International. The Aloft service name is the property of Starwood. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

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

As of December 31, 2009, we had issued a total of 790,233,468 shares, which includes 670,000 shares issued to our sponsor and business manager primarily in respect of acquisition fees. In addition, we sold 65,912,852 shares through our DRP as of December 31, 2009. We had raised a total of approximately $8.5 billion of gross offering proceeds as of December 31, 2009.

As of December 31, 2009, on a consolidated basis, we owned interests in 713 retail properties (the “retail properties”) containing a total of approximately 16.6 million square feet of retail space, 40 office properties (the “office properties”) containing a total of approximately 10.1 million square feet of office space, 65 industrial properties (the “industrial properties”) containing a total of approximately 15.7 million square feet of industrial space, 99 hotel properties (the "lodging properties") containing a total of 15,121 rooms, 27 multi-family properties (the “multi-family properties”) containing a total of 9,481 units and eight LIP-Holdings LLC (“LIP-H”) properties containing a total of 487,038 square feet. The aggregate purchase price for the properties was $9.7 billion on a consolidated basis. The retail properties, office properties, industrial properties, lodging properties, multi-family properties and LIP-H properties are herein referred to collectively as the “properties”. All of our properties are located within the United States. As of December 31, 2009, the retail properties, the office properties, the industrial properties, the multi-family properties and the LIP-H properties were 93%, 96%, 96%, 84% and 96% leased based on a weighted average basis, respectively. Lodging properties average revenue per available room was $75 and occupancy was 65% for the year ended December 31, 2009.

Segment Data

We have six business segments: Office, Retail, Industrial, Lodging, Multi-family and LIP-H. We evaluate segment performance primarily based on net property operations. Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, noncontrolling interest expense or interest and other investment income from corporate investments. The non-segmented assets include our cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable. Information related to our business segments for the year 2009 is set forth in Note 14 to our consolidated financial statements in Item 8 of this annual report on Form 10-K.

Customers

For the year ended December 31, 2009, we generated more than 18% of our rental revenue from two tenants, SunTrust Bank and AT&T, Inc. SunTrust Bank leases multiple properties throughout the United States, which collectively generated approximately 10% of our rental revenue for the year ended December 31, 2009. As of December 31, 2009, approximately 8% of our rental revenue was generated by three properties leased to AT&T, Inc. We are not aware of any current tenants who will not be able to pay their contractual rental amounts as they become due whose inability to pay would have a material adverse impact on our results of operations, financial condition and ability to pay distributions.

Tax Status

We and Minto Builders (Florida), Inc., a majority owned subsidiary, herein referred to as MB REIT, have elected to be taxed as real estate investment trusts, or REITs, under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the Code) beginning with the tax year ended December 31, 2005. Because we and MB REIT qualify for taxation as REITs, we and MB REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we or MB REIT fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we or MB REIT will be subject to federal and state income tax on our taxable income at regular corporate rates. Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on our income, property or net worth, respectively, and to Federal income and excise taxes on our or MB REIT's undistributed income.

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

Employees

We have 98 full-time individuals employed primarily by our multi-family subsidiaries. Our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.'s affiliated entities, including our business manager, and are compensated by these entities, in part, for their services rendered to us.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be independent. Further, any transactions between The Inland Group, Inc. or its affiliates and us must be approved by a majority of our independent directors.

Beginning on page 3 is a discussion of the risks that we believe are material to investors who purchase or own our common stock. You should consider carefully these risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2009:

Robert D. Parks, 66, has been our chairman of the board and director since our formation.

Brenda G. Gujral, 67, has been our president and director since our formation.

Roberta S. Matlin, 65, has been our vice president - administration since our formation.

Lori J. Foust, 45, has been our treasurer since October 2005 and principal financial officer since September 2007.

Scott W. Wilton, 49, has been our secretary since our formation.

Jack H. Potts, 40, has been our principal accounting officer since September 2007.

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

Risks Related to Our Business

Recent disruptions in the financial markets and current economic conditions could adversely affect our ability to service our existing indebtedness, our ability to refinance or secure additional debt financing on attractive terms and the values of our investments.

The capital and credit markets have been extremely volatile since the fall of 2008. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to refinance existing debt. As a result of the ongoing credit market turmoil, we may not be able to refinance the debt maturing in 2010 and 2011 or to obtain new financing on attractive terms. Accordingly, we may be forced to use a greater proportion of our available cash, including proceeds from the offering under our distribution reinvestment plan, to refinance our debt.

The disruptions in the financial markets and current economic conditions have adversely affected the values of our investments. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and possible increases in cap rates, which, all things equal, results in lower property values. Further, these current economic conditions have negatively impacted commercial real estate fundamentals, which could have, and in some cases have already had, various negative impacts, including:

•

the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•

the value of collateral securing any loan investment we have made could decrease below the outstanding principal amounts of such loans;

•

revenues from our properties have decreased, and could continue to decrease, due to lower occupancy and rental rates, which may make it more difficult for us to pay distributions or meet our debt service obligations on debt financing; or

•

revenues on the properties and other assets underlying any loan investments we have made could decrease, making it more difficult for borrowers to meet their payment obligations to us.

There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.

We intend to continue paying regular monthly cash distributions to our stockholders. However, there are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to buy, and earn positive yields on, real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not decrease further, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

In addition, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee to which it is entitled, to ensure that we generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the year ended December 31, 2009, we paid a business management fee of $39 million, or approximately .38% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $1.3 million, together which are less than the full 1% fee that the business manager could be paid. There is no assurance that our business manager will forgo or defer any portion of its business management fee in the future, which may affect our ability to pay distributions or result in us having less cash available for other uses.

An estimated value of our shares of common stock may not exceed the price at which we are offering shares under the distribution reinvestment plan.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old. We are currently evaluating the method that we will use to assist broker-dealers with this requirement. Because of the uncertainties in the marketplace generally and the factors described herein, which could continue to impact our results of operations and financial condition, we expect that the future per share estimated value of our shares will be less than the price at which we last offered shares in a primary offering or the price of our shares currently offered through our distribution reinvestment plan.

Our share repurchase program has been suspended until further notice, therefore reducing the potential liquidity of a stockholder’s investment.

Our board of directors voted to suspend our share repurchase program until further notice, effective March 30, 2009, therefore eliminating a channel through which stockholders could seek liquidity.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank. At December 31, 2009, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Stockholders’ interest in us will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our articles authorize us to issue up to 1.5 billion shares of capital stock, of which 1.46 billion shares are designated as common stock and 40 million are designated as preferred stock. Future issuances of common stock, including issuances through the DRP, will reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders generally will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Stockholders’ returns may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register our company or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we become obligated to register our company or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•

limitations on capital structure;

•

restrictions on specified investments;

•

prohibitions on transactions with affiliates; and

•

compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to continue to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries continue to be exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

We believe that we and most, if not all, of our wholly and majority-owned subsidiaries are not considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. In the event that the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets to qualify for this exception. Mortgage-backed securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register our company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space. Other factors also affect the value of real estate assets, including:

•

federal, state or local regulations and controls affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•

the attractiveness of a property to tenants; and

•

labor and material costs.

Further, our investments may not generate revenues sufficient to meet operating expenses.

We are directly affected by general economic and regulatory factors that impact real estate investments.

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

•

changing market demographics;

•

an inability to acquire and finance, or refinance, properties on favorable terms;

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

Current economic conditions may adversely affect the lodging industry, and thus our lodging segment.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions have lowered, and may continue to lower, the revenues and profitability of our hotel properties and therefore the net operating profits of the lessees to whom we lease our hotel properties. The current global economic downturn has led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. We anticipate that recovery of demand for products and services provided by the lodging industry will lag improvement in economic conditions. We cannot predict how severe or prolonged the global economic downturn will be or how severe or prolonged the lodging industry downturn will be. A further extended period of economic weakness will have an adverse impact on revenues from our lodging segment.

We depend on tenants for the majority of our revenue, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. We would face increased difficulties with respect to a lease containing co-tenancy provisions where a failure by one tenant gives another tenant the right to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease. In addition, if a tenant at one of our “single-user facilities,” properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been affected by economic conditions, resulting in some retailers declaring bankruptcy or closing their stores. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We may be unable to secure funds for future tenant improvements.

We may be required to expend substantial funds to improve leasable space either to maintain existing tenants or to attract new tenants. Although we have established reserves for capital improvements, these reserves may not be sufficient, thus requiring us to seek funds from other sources. We cannot assure you that sufficient financing will be available or, if available, will be available on terms acceptable to us, if at all. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available to use for tenant improvements. Additional borrowing for capital improvements will increase our interest expense. Failure to make these improvements could have a material adverse effect on the value of the impacted properties and the revenues generated by those properties.

Delays in locating suitable investments could adversely affect the return on a stockholder’s investment.

Even if we are able to access sufficient capital, we may suffer from delays in deploying the capital into properties or other real estate assets. Delays may occur, for example, as a result of our relying on our business manager and its affiliates, including Inland Real Estate Acquisitions, Inc., or “IREA,” to identify these opportunities given that these entities are simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor. Delays in selecting, acquiring and developing real estate assets could adversely affect investor returns. In addition, when we acquire a property prior to the start of construction or during the early stages of construction, it typically takes several months to complete construction and rent available space. Further, we also may experience delays as a result negotiating or obtaining the necessary purchase documentation to close an acquisition.

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

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the year ended December 31, 2009, approximately 10% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, as of December 31, 2009, approximately 8% of our rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

In the event that we have a concentration of properties in a particular geographic area, and lack a geographically diversified portfolio, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. As of December 31, 2009, approximately 4%, 4%, 5%, 8% and 10% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at December 31, 2009, thirty-nine of our lodging facilities, or approximately 39% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including thirteen hotels located in North Carolina. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

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

Conditions of franchise agreements could adversely affect us.

Our lodging properties are operated under franchises with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, Hyatt Corporation, Wyndham Worldwide Corporation and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Compliance with these standards could require us to incur significant expenses or capital expenditures.

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

As of December 31, 2009, we had entered into joint venture agreements with sixteen entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. The balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $453.8 million. For the year ended December 31, 2009, we recorded impairments on these investments in an aggregate amount equal to $7.4 million and recognized losses of $78.5 million. Our joint venture investments may involve risks not otherwise present with other methods of investment in real estate, as our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current venture partners, which in some cases has resulted in litigation with these partners. More specifically, we are involved in litigation in respect of our ventures with Lex-Win Concord LLC and affiliates of The Lauth Group, Inc. There can be no assurance that an adverse outcome in these lawsuits, or any future lawsuits, will not have a material effect on our results of operations for any particular period. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business.

Current economic conditions have also increased the risk that our venture partners may become bankrupt, which would mean that we and any other remaining venture partners would generally remain liable for the joint venture’s liabilities, and the risk that that our partners may fail to fund their share of any required capital contributions, which could result in us having to contribute that capital. In addition, our relationships with our venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.

Current credit market disruptions and recent economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our development projects, including projects where we have notes receivable, or becoming bankrupt or insolvent.

We have entered into, and may continue to enter into, projects that are in various stages of pre-development and development. Investing in properties under development, and in lodging facilities, which typically must be renovated or otherwise improved on a regular basis, including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. The current economic climate has continued to impact real developments as well. The current and projected slow-down in consumer spending has negatively impacted the retail environment in particular, and is causing many retailers to pull back from new leasing and expansion plans. We believe that our retail developments will experience longer lease-up periods and future leasing will be at leasing rates less than originally underwritten.

In addition, current economic conditions have caused an increase in developer failures. The developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also other projects in which they are involved. A default by a developer in respect of one of our development project investments, or the bankruptcy, insolvency or other failure of a developer for one of these projects, may require that we determine whether we want to assume the senior loan, fund monies beyond what we are contractually obligated to fund, take over development of the project, find another developer for the project, or sell our interest in the project. Developer failures could give tenants the right to terminate pre-construction leases, delay efforts to complete or sell the development project and could ultimately preclude us from realizing our anticipated returns. These events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to hold and complete the development project.

Generally, under bankruptcy law and our bankruptcy guarantees with our joint venture development partners, we may seek recourse from the developer-guarantor to complete our development project with a substitute developer partner. However, in the event of a bankruptcy by the developer-guarantor, we cannot provide assurance that the developer or its trustee will satisfy its obligations. The bankruptcy of any developer and the rejection of its development obligations would likely cause us to have to complete the development on our own or find a replacement developer, which could result in delays and increased costs. We cannot provide assurance that we would be able to complete the development on terms as favorable as when we first entered into the project. If we are not able to, or elected not to, proceed with a development opportunity, the development costs ordinarily would be charged against income for the then-current period if we determine our costs are not recoverable.

Sale leaseback transactions may be recharacterized in a manner unfavorable to us.

From time to time we have entered into a sale leaseback transaction where we purchase a property and then lease the property to the seller. These transactions could, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be recharacterized as a joint venture. In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property.

We may be unable to sell assets if or when we decide to do so.

Our ability to sell real estate assets is limited by the provisions governing our continued qualifications as a REIT as well as by many other factors, such as general economic conditions, the availability of financing to the purchaser, interest rates and the supply and demand for the particular asset type. Specifically, as a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms, if at all, thereby delaying our ability to sell our real estate investments. In addition, the capitalization rates at which properties may be sold could rise, thereby reducing our potential proceeds from sale. In addition, if we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

An increase in real estate taxes may decrease our income from properties.

From time to time, the amount we pay for property taxes increases as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the assessment rate result in an increase in the real estate taxes due on that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property decreases.

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

The cost of complying with environmental and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations (including those of foreign jurisdictions) relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations. Some of these laws and regulations may impose joint and several liability on tenants or owners for the costs of investigating or remediating contaminated properties. These laws and regulations often impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures by us. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

We may enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (a “1031 Exchange Transaction”). Real estate acquired through a 1031 Exchange Transaction is commonly structured as the acquisition of real estate owned in co-tenancy arrangements with persons (“1031 Participants”) in tax pass-through entities, including single-member limited liability companies or similar entities. Changes in tax laws may adversely affect 1031 Exchange Transactions. Owning co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as:

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

Risks Related to Investments in Other Real Estate Assets

Our investments in equity and debt securities have materially impacted, and may in the future materially, impact our results.

We have invested, and may continue to invest, in real estate related securities of both publicly traded and private real estate companies. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate related equity securities are subject to risks of: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (3) subordination to the liabilities of the entity; (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; and (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations.  In addition, investments in real estate related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate related securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments.

As of December 31, 2009, we had investments valued at $217.1 million in real estate related equity and debt securities. Many of the entities that we have invested in have reduced the dividends paid on their stocks. The stock prices for these entities have declined since our initial purchase. There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Recently the U.S. credit markets and the residential mortgage market have experienced severe dislocations and liquidity disruptions. Mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.

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

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-

in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

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

Interest-only indebtedness may increase our risk of default.

We have financed, and may continue to finance, our property acquisitions or any re-financings using interest-only mortgage indebtedness. During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and will reduce the funds available for distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

We have borrowed money that bears interest at variable rates. To date, we have effectively converted some of our variable rate debt into fixed rate debt through the use of swap agreements. Increased payments will reduce the funds available for other needs, including distribution to our stockholders, because cash otherwise available for distribution will be required to pay increased interest costs. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against interest rate fluctuations, we use derivative financial instruments, which may be costly and ineffective.

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

Hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot provide assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Risks Related to Conflicts of Interest

There are conflicts of interest between us and affiliates of our sponsor that may affect our acquisition of properties and financial performance.

Our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with entities sponsored by our sponsor. Specifically, our sponsor recently formed a new REIT, Inland Diversified Real Estate Trust, Inc., which relies on an affiliate of our business manager to serve as its business manager. Inland Diversified invests in the same broad range of asset types as us. As a result, we are seeking to buy properties and other real estate assets at the same time as Inland Diversified. The resolution of conflicts in favor of Inland Diversified and any other entities sponsored by our sponsor could result in us losing investment opportunities, losing tenants or suffering from delays in locating replacement tenants.

We do not have our own acquisition group.

Except for the persons employed by our student housing subsidiaries, we do not employ directly any persons responsible for identifying and acquiring properties or other real estate assets. Instead, we rely on entities affiliated with our sponsor such as IREA and Inland Institutional Capital Partners Corporation to identify and acquire other real estate assets. Other entities formed and organized by our sponsor likewise utilize these entities to identify and acquire real estate assets, including the type of assets that we seek to acquire. IREA is a wholly owned indirect subsidiary of The Inland Group, Inc. Mr. Parks is a director of The Inland Group and

Mr. Parks and Ms. Gujral are both directors of our sponsor and two of the other REITs formed and organized by our sponsor. Under the property acquisition agreement we have entered into with IREA, we have been granted certain rights to acquire all properties, REITs or real estate operating companies IREA identifies, acquires or obtains the right to acquire. This right is subject to prior rights granted by IREA to other REITs formed and organized by our sponsor, which grant these entities rights superior to ours to acquire neighborhood retail facilities, community centers or single-user properties located throughout the United States. The agreement with IREA may result in a property being offered to another entity, even though we may also be interested in, and have the ability to acquire, the subject property.

We do not have arm’s-length agreements with our business manager, property managers or any other affiliates of our sponsor.

None of the agreements and arrangements with our business manager, property managers and other affiliates of our sponsor were negotiated at arm’s length. These agreements may contain terms and conditions that would not otherwise be applicable if we entered into arm’s-length agreements with third parties.

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

We pay significant fees to our business manager, property managers and other affiliates of our sponsor.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us. In addition, because employees of our business manager are given broad discretion to determine when to consummate a particular real estate transaction, we rely on these persons to dictate the level of our business activity. Fees paid to our business manager, property managers and other affiliates of our sponsor reduce funds available for distribution. We have also issued stock to our business manager in consideration of acquisition fees earned by the business manager and may do so again in the future. These issuances have the effect of reducing the percentage of our outstanding shares owned by our stockholders.

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

From time to time, we purchase real estate assets from third parties who have existing or previous business relationships with entities affiliated with our sponsor. The officers, directors or employees of our business manager, our property managers, IREA or Inland Institutional Capital Partners Corporation who also perform services for our sponsor or these other affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of our sponsor and its affiliates in preserving or furthering their respective relationships on the other hand. We may, therefore, end up paying a higher price to acquire the asset or sell the asset for a lower price than we would if these other relationships did not exist.

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

Federal Income Tax Risks

If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). If we were to fail to qualify as a REIT, without the benefit of certain relief provisions, in any taxable year:

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

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that, under current law, which is subject to change, our U.S. stockholders who are taxed as individuals would be taxed on our dividends at long-term capital gains rates through 2010 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in our company.

To continue to qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to fund alternative sources of funding or risk losing our status as a REIT. If we borrow the needed monies, distributions to tax-exempt investors may be classified as unrelated business taxable income.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on an investment in our company.

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We cannot provide assurance that any particular property we own, directly or through any subsidiary entity, excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income under the 95% gross income test in any taxable year ever exceeded 5% of our gross revenues for the taxable year or non-qualifying income under the 75% gross income test in any taxable year ever exceeded 25% of our gross revenues for the taxable year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To maintain qualification as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities, qualified real estate assets and taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments, which, in the case of foreign stockholders, may impose a withholding tax obligation on us.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

We may make investments in entities that own or are deemed to be taxable mortgage pools. Similarly, if we securitize mortgages, certain of our securitizations could be considered to result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool, which, in the case of foreign stockholders, may be imposed as a withholding tax obligation on us. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Stockholders may have tax liability on distributions that they elect to reinvest in our common stock.

Stockholders that participate in our distribution reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the fair market value of the share of our common stock that they receive in lieu of cash distributions. As a result, unless the stockholder is a tax-exempt entity, he or she will have to use funds from other sources to pay his or her tax liability.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we qualify and maintain our status as a REIT, we may become subject to federal, state and local income taxes. For example:

•

We will be subject to tax on any undistributed income. We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•

We will be subject to a 100% penalty tax on certain amounts if the economic arrangements of our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties.

Certain equity participation in mortgage loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. In addition, any income from other hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot provide assurance that any of these changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investments in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Although REITs currently avoid the double taxation applicable generally to taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, other than a REIT, without the vote of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

We own interests in retail, office, industrial, multi-family properties and lodging properties. As of December 31, 2009, we, directly or indirectly, including through joint ventures in which we have a controlling interest, have an interest in 853 properties, excluding our lodging and development properties, located in 34 states and the District of Columbia. In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, owned 99 lodging properties in 23 states and the District of Columbia.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2009 annualized base rent based on the properties owned as of December 31, 2009 excluding our lodging and development properties. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Bank	Retail/Office	53,783	9.37%	2,269,701	4.50%
AT&T, Inc.	Office	44,827	7.81%	3,545,114	7.04%
Citizens Banks	Retail	20,125	3.51%	986,378	1.96%
Sanofi-Aventis	Office	16,073	2.80%	736,572	1.46%
United Healthcare Services	Office	15,608	2.72%	1,210,670	2.40%
C&S Wholesalers	Industrial/Distribution	14,656	2.55%	3,031,295	6.02%
Atlas Cold Storage	Industrial/Distribution	12,751	2.22%	1,896,815	3.76%
Shop Rite	Retail	10,164	1.77%	601,652	1.19%
Cornell Corrections	Industrial/Distribution	10,112	1.76%	301,029	0.60%
Select Medical Facilities	LIP-H (1)	9,928	1.73%	268,895	0.53%

(1) See further discussion of our LIP-H segment in Item 7 of this report, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following tables set forth certain summary information about the location and character of the properties that we owned at December 31, 2009. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Retail Segment

Retail Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
14th Street Market	TX	79,418	98%	10	7,712
24 Hour Fitness - 249 & Jones	TX	85,000	84%	6	-
24 Hour Fitness -The Woodlands	TX	45,906	100%	1	-

Retail Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
6101 Richmond Avenue	TX	19,231	100%	2	-
825 Rand	IL	42,792	100%	1	5,767
95th And Cicero	IL	77,468	97%	5	8,949
Alcoa Exchange	AR	90,740	93%	22	12,810
Alcoa Exchange II	AR	43,750	100%	2	-
Antoine Town Center	TX	46,995	87%	17	-
Ashford Plaza	TX	35,819	81%	15	-
Atascocita Shopping Center	TX	47,326	100%	8	-
Bay Colony	TX	193,622	99%	29	-
Bear Creek Village Center	CA	80,318	90%	13	15,065
Bellerive Plaza	KY	75,730	75%	7	6,092
Bent Tree Plaza	NC	79,503	98%	14	5,453
Bi-Lo Greenville	SC	55,718	100%	1	4,286
Blackhawk Town Center	TX	127,128	100%	12	-
Brandon Centre South	FL	133,344	77%	23	16,133
Brooks Corner	TX	172,927	93%	19	14,276
Buckhead Crossing	GA	221,874	97%	33	33,215
Buckhorn Plaza	PA	79,359	100%	15	9,025
Campus Marketplace	CA	144,287	95%	29	20,000
Canfield Plaza	OH	100,958	85%	9	7,575
Carver Creek	TX	33,321	84%	2	-
Centerplace Of Greeley	CO	148,574	95%	21	17,175
Chesapeake Commons	VA	79,476	100%	3	8,950
Cheyenne Meadows	CO	89,893	100%	12	4,890
Chili's - Hunting Bayou	TX	5,476	100%	1	-
Cinemark - Jacinto City	TX	68,000	100%	1	-
Cinemark - Webster	TX	80,000	100%	1	-
Cinemark 12 - Silverlake	TX	38,910	100%	1	-
Citizens Portfolio	Multiple States	993,926	100%	160	200,000
Coweta Crossing	GA	68,489	96%	7	3,143
Cross Timbers Court	TX	81,169	87%	5	8,193
Crossroads At Chesapeake Square	VA	121,629	83%	18	11,210
Custer Creek Village	TX	93,876	100%	13	10,149
Cyfair Town Center	TX	54,597	98%	26	-
Cypress Town Center	TX	55,000	70%	18	-
Donelson Plaza	TN	12,165	100%	3	2,315
Dothan Pavilion	AL	327,534	84%	20	37,165
East Gate	SC	75,716	94%	10	6,800
Eldridge Lakes Town Center	TX	55,050	81%	16	-
Eldridge Town Center	TX	78,471	83%	23	-
Fabyan Randall Plaza	IL	91,415	56%	10	13,405
Fairview Market	SC	53,888	97%	10	2,692
Flower Mound Crossing	TX	84,443	100%	13	8,342
Forest Plaza	WI	122,829	95%	6	2,142
Friendswood Shopping Center	TX	71,325	100%	15	-
Fury's Ferry	GA	70,458	93%	11	6,381
Garden Village	CA	112,767	97%	17	-
Glendale Heights I, II, III	IL	60,820	100%	3	4,705
Grafton Commons	WI	238,816	100%	10	18,516
Gravois Dillon Plaza	MO	148,110	95%	22	12,630
Heritage Heights	TX	92,521	93%	9	10,719

Retail Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
Heritage Plaza - Chicago	IL	128,872	92%	22	15,243
Highland Plaza	TX	73,780	85%	18	-
Hunter's Glen Crossing	TX	97,570	99%	13	9,790
Hunting Bayou	TX	133,269	86%	19	-
James Center	WA	140,240	89%	17	12,368
Josey Oaks Crossing	TX	90,119	100%	15	9,346
Lakeport Commons	IA	282,163	82%	25	-
Lakewood Shopping Center	FL	149,077	87%	25	11,715
Lakewood Shopping Ctr Phase II	FL	87,602	100%	6	-
Legacy Crossing	OH	134,389	97%	17	10,890
Lexington Road	GA	46,000	100%	1	5,454
Lincoln Mall	RI	439,132	86%	36	33,835
Lincoln Village	IL	163,168	97%	27	22,035
Lord Salisbury Center	MD	113,821	98%	10	12,600
Market At Morse / Hamilton	OH	44,742	97%	11	7,893
Market At Westlake	TX	29,625	100%	4	4,803
McKinney TC Outlots	TX	18,846	100%	5	3,400
Merchants Crossing	FL	213,739	91%	18	11,816
Middleburg Crossing	FL	64,232	95%	11	6,432
Monadnock Marketplace	NH	200,791	90%	11	26,785
New Forest Crossing II	TX	26,700	100%	8	3,438
Newtown Road	VA	7,488	-	-	968
Northwest Marketplace	TX	185,172	99%	28	19,965
NTB Eldridge	TX	6,155	100%	1	-
Palm Harbor Shopping Center	FL	166,041	84%	28	12,100
Paradise Shops Of Largo	FL	54,641	97%	5	7,325
Park West Plaza	TX	83,157	91%	8	7,532
Parkway Centre North	OH	132,577	99%	11	13,892
Parkway Centre North Outlot B	OH	10,245	100%	6	2,198
Pavilion At LaQuinta	CA	166,043	98%	18	23,976
Pavilions At Hartman Heritage	MO	223,761	51%	19	23,450
Peachland Promenade	FL	82,082	95%	16	4,791
Penn Park	OK	241,349	82%	17	31,000
Pinehurst Shopping Center	TX	39,934	51%	16	-
Pioneer Plaza	TX	16,200	93%	9	2,250
Plaza At Eagle's Landing	GA	33,265	75%	6	5,310
Poplin Place	NC	227,721	86%	27	24,586
Promenade Fultondale	AL	256,054	99%	27	16,870
Riverstone Shopping Center	TX	272,515	97%	15	21,000
Riverview Village	TX	88,916	92%	10	10,121
Rose Creek	GA	69,790	99%	9	3,968
Rosewood Shopping Center	SC	36,887	100%	7	3,131
Saltgrass Restaurant	TX	7,216	100%	1	-
Saratoga Town Center	TX	61,682	84%	18	-
Scofield Crossing	TX	97,561	100%	16	8,435
Shakopee Shopping Center	MN	103,442	100%	2	8,800
Shallotte Commons	NC	85,897	94%	9	6,078
Sherman Plaza	IL	150,802	78%	13	30,275
Sherman Town Center	TX	381,704	100%	33	36,191
Shiloh Square	TX	24,038	89%	11	3,238
Shop Rite Portfolio	Multiple States	544,112	100%	8	80,767

Retail Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
Siegen Plaza	LA	156,418	95%	28	16,638
Silverlake	KY	100,926	98%	15	4,750
Southgate Village	AL	75,092	95%	11	4,921
Spring Town Center	TX	54,231	88%	14	-
Spring Town Center III	TX	30,438	83%	6	-
Stables Town Center I	TX	42,800	97%	8	-
Stables Town Center II	TX	55,493	86%	23	-
State Street Market	IL	193,657	100%	6	10,450
Streets Of Cranberry	PA	107,499	97%	27	24,425
Streets Of Indian Lake	TN	253,639	92%	37	40,800
Suncreek Village	TX	17,510	83%	9	2,683
SunTrust Portfolio	Multiple States	1,972,720	100%	419	343,528
The Center At Hugh Howell	GA	82,820	95%	14	7,722
The Highlands	TX	94,596	94%	14	9,745
The Market At Hilliard	OH	115,223	100%	14	11,205
Thomas Crossroads	GA	104,928	97%	17	4,460
Tomball Town Center	TX	60,690	71%	21	-
Triangle Center	WA	253,064	96%	32	23,600
Walgreens - Springfield	MO	14,560	100%	1	-
Washington Park Plaza	IL	237,766	96%	26	30,600
West End Square	TX	36,637	42%	8	-
Willis Town Center	TX	17,540	91%	9	-
Winchester Town Center	TX	18,000	100%	10	-
Windermere Village	TX	25,360	81%	11	-
Woodforest Square	TX	39,966	57%	9	-
Woodlake Crossing	TX	159,703	77%	15	15,400
		16,643,477	93% (1)	2,297	$1,722,867

(1) Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. The weighted average is an average of the properties’ occupancy based on the total Gross Leasable Area of the segment.

The total gross leasable area includes an aggregate of 991,622 square feet leased to tenants under ground lease agreements.

Office Segment

Office Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
11500 Market Street	TX	2,719	100%	1	-
6234 Richmond Avenue	TX	26,780	62%	1	-
American Exp - Greensboro	NC	389,377	100%	1	33,040
American Exp - Salt Lake City	UT	395,787	100%	1	30,149
AT&T - St Louis	MO	1,461,274	100%	1	112,695
AT&T Cleveland	OH	458,936	86%	2	29,242
Bridgeside Point Office Bldg	PA	153,110	100%	1	17,325
Commons Drive	IL	60,000	75%	1	3,663
Computershare / Equiserve	MA	185,171	100%	1	44,500
Denver Highlands	CO	85,680	100%	1	10,500

Office Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
Dulles Executive Plaza	VA	379,596	100%	5	68,750
Houston Lakes	TX	119,527	100%	1	8,988
IDS Center	MN	1,463,047	93%	180	125,000
Kinross Lakes	OH	86,000	-	-	10,065
Lake View Technology Center	VA	110,007	100%	2	14,470
Regional Road	NC	113,526	-	-	8,679
Sanofi Aventis	NJ	736,572	100%	1	190,000
Santee - Civic Center	CA	76,977	100%	1	12,023
SBC Center	IL	1,690,214	100%	1	200,472
SunTrust Office Portfolio	Multiple States	293,981	100%	13	21,910
United Health - Cypress	CA	214,000	100%	1	22,000
United Health - Frederick	MD	209,184	100%	1	18,240
United Health - Green Bay	WI	400,000	100%	1	-
United Health - Indianapolis	IN	200,000	100%	1	16,545
United Health - Onalaska	WI	66,000	100%	1	4,149
United Health - Wauwatosa	WI	121,486	100%	1	10,050
Washington Mutual - Arlington	TX	239,905	100%	1	20,115
Worldgate Plaza	VA	322,326	100%	8	59,950
		10,061,182	96% (1)	230	$1,092,520

(1) Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. The weighted average is an average of the properties’ occupancy based on the total Gross Leasable Area of the segment.

Industrial Segment

Industrial Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009
11500 Melrose Ave -294 Tollway	IL	97,766	100%	1	4,561
1800 Bruning	IL	202,000	100%	1	10,156
500 Hartland	WI	134,210	100%	1	5,860
55th Street	WI	175,052	100%	1	7,351
Airport Distrib Center #10	TN	161,350	-	-	2,042
Airport Distrib Center #11	TN	121,345	100%	1	1,539
Airport Distrib Center #15	TN	81,639	-	-	1,203
Airport Distrib Center #16	TN	251,685	79%	1	2,714
Airport Distrib Center #18	TN	75,000	100%	3	1,007
Airport Distrib Center #19	TN	175,275	100%	1	2,546
Airport Distrib Center #2	TN	102,400	100%	1	1,734
Airport Distrib Center #4	TN	80,000	100%	2	1,287
Airport Distrib Center #7	TN	42,000	100%	1	699
Airport Distrib Center #8	TN	32,400	100%	1	448
Airport Distrib Center #9	TN	42,000	94%	2	811
Anheuser Busch	MA	183,900	100%	1	7,549
Atlas - Belvidere	IL	189,052	100%	1	11,329
Atlas - Cartersville	GA	179,240	100%	1	8,273
Atlas - Douglas	GA	86,732	100%	1	3,432
Atlas - Gaffney	SC	58,160	100%	1	3,350

Industrial Properties	State	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2009	Total # of Financially Active Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009
Atlas - Gainesville	GA	127,632	100%	1	7,731
Atlas - Pendergrass	GA	243,233	100%	1	14,919
Atlas - Piedmont	SC	224,320	100%	1	13,563
Atlas - St Paul	MN	219,664	100%	1	8,226
Atlas-Brooklyn Park	MN	128,275	100%	1	7,407
Atlas-New Ulm	MN	269,985	100%	1	6,015
Atlas-Zumbrota	MN	170,522	100%	1	10,242
Baymeadow - Glen Burnie	MD	120,000	100%	1	13,824
C&S - Aberdeen	MD	400,000	100%	1	22,720
C&S - Birmingham	AL	1,311,295	100%	1	-
C&S - North Hatfield	MA	467,000	100%	1	20,280
C&S - South Hatfield	MA	333,000	100%	1	10,000
C&S - Westfield	MA	520,000	100%	1	29,500
Clarion	IA	126,900	100%	1	3,172
Coloma	MI	423,230	100%	1	10,017
Deer Park Seaco	TX	23,218	100%	1	2,965
Delp Distribution Center #2	TN	97,716	67%	1	1,623
Delp Distribution Center #5	TN	144,000	-	-	1,623
Delp Distribution Center #8	TN	94,500	100%	2	1,399
Doral - Waukesha	WI	43,500	-	-	1,364
Haskell-Rolling Plains Facility	TX	156,316	100%	1	-
Home Depot - Lake Park	GA	657,600	100%	1	15,469
Home Depot - MaCalla	AL	657,600	100%	1	17,094
Hudson Correctional Facility	CO	301,029	100%	1	-
Industrial Drive	WI	139,000	100%	1	3,709
Kinston	NC	400,000	100%	1	8,930
Kirk Road	IL	299,176	100%	1	7,863
Libertyville Associates	IL	197,100	100%	1	14,807
McKesson Distribution Center	TX	162,613	100%	1	5,760
Mount Zion Road	IN	1,091,435	100%	1	24,632
Ottawa	IL	38,285	100%	1	1,768
Schneider Electric	IL	545,000	100%	1	11,000
Southwide Industrial Center #5	TN	28,380	50%	3	392
Southwide Industrial Center #6	TN	58,560	98%	4	1,007
Southwide Industrial Center #7	TN	118,320	60%	4	2,014
Southwide Industrial Center #8	TN	10,185	100%	1	196
Stone Fort Distrib Center #1	TN	500,000	100%	1	6,770
Stone Fort Distrib Center #4	TN	86,072	100%	1	1,399
Thermo Process Systems	TX	150,000	100%	1	8,201
Tri-State Holdings I	IL	137,607	100%	1	4,665
Tri-State Holdings II	TX	223,599	100%	1	6,372
Tri-State Holdings III	WI	193,200	100%	1	4,334
Union Venture	OH	970,168	100%	1	36,426
UPS E-Logistics	KY	400,000	100%	1	9,249
Westport - Mechanicsburg	PA	178,600	100%	1	4,029
		15,659,041	96% (1)	74	$460,567

(1) Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. The weighted average is an average of the properties’ occupancy based on the total Gross Leasable Area of the segment.

Multi-family Segment

Multi-family Properties	State	Total Gross Leasable Area (sq.ft.)	Total # of units/beds	Total # of units/beds occupied as of December 31, 2009	% of Financial Occupancy as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
Alden Landing Apartments	TX	252,424	292	266	91%	11,237
Brazos Ranch Apartments	TX	312,866	308	256	84%	15,246
Cityville Oak Park	TX	315,556	372	133	35%	27,696
Encino Canyon Apartments	TX	252,572	228	196	85%	12,000
Fields Apartment Homes	IN	324,284	290	245	86%	18,700
Grogans Landing Apartments	TX	321,496	384	312	81%	9,705
Lake Wyndemere Apartments	TX	321,918	320	267	83%	13,067
Landings At Clearlake	TX	339,180	364	285	78%	18,590
Legacy At Art Quarter	OK	296,315	311	274	86%	29,645
Legacy Corner	OK	317,479	298	276	92%	14,630
Legacy Crossing	OK	408,768	396	365	92%	23,700
Legacy Woods	OK	302,124	328	294	89%	21,190
Malibu Lakes Apartments	FL	370,188	356	328	92%	17,929
Parkside Apartments	TX	313,000	360	319	88%	18,000
Seven Palms Apartments	TX	334,596	360	280	78%	18,750
Southgate Apartments	KY	233,514	256	225	88%	10,725
Sterling Ridge Estates Apartments	TX	265,700	254	209	81%	14,324
The Radian (1)	PA	210,594	498	497	97%	58,500
University House 13th Street	FL	198,748	584	480	82%	23,460
University House Acadiana	LA	138,944	384	358	93%	9,306
University House Birmingham	AL	189,156	496	463	93%	11,770
University House Lake Road	TX	240,765	687	584	85%	15,387
Village Square Apartments	TX	232,783	271	243	90%	8,112
Villages At Kitty Hawk	TX	245,854	308	233	76%	11,550
Waterford Place II Villas	TX	287,231	264	224	84%	16,117
Waterford Place Shadow Creek	TX	328,676	296	247	83%	16,500
Woodridge Park Apartments	TX	184,704	216	180	84%	13,399
		7,539,435	9,481	8,039	84% (2)	$479,235
(1) includes 41,441 square feet of retail space of which 36,278 or 88% is financially occupied

(2) Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area  being leased. The weighted average is an average of the properties’ occupancy based on the total Gross Leasable Area of the segment.

Lodging Segment

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2009 ($)	Average Daily Rate for the Year 2009 ($)	Occupancy for the Year 2009 (%)	Mortgage Payable as of 12/31/2009 ($)
Comfort Inn Riverview	SC	Choice	129	50	78	64	-
Comfort Inn University	NC	Choice	136	32	65	50	-
Comfort Inn Cross Creek	NC	Choice	123	60	84	72	-
Comfort Inn Orlando	FL	Choice	214	30	48	61	-
Courtyard by Marriott	MI	Marriott	160	75	110	68	12,225
Courtyard by Marriott Brookhollow	TX	Marriott	197	49	110	45	-
Courtyard by Marriott Northwest	TX	Marriott	126	66	122	54	7,263
Courtyard by Marriott Roanoke Airport	VA	Marriott	135	75	116	64	14,651
Courtyard by Marriott Chicago-St. Charles	IL	Marriott	121	49	97	51	-
Courtyard by Marriott	NC	Marriott	128	59	91	64	-
Courtyard By Marriott-Richmond Airport	VA	Marriott	142	56	94	59	11,800

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2009 ($)	Average Daily Rate for the Year 2009 ($)	Occupancy for the Year 2009 (%)	Mortgage Payable as of 12/31/2009 ($)
Fairfield Inn	MI	Marriott	110	54	91	59	-
Hampton Inn Suites Duluth-Gwinnett	GA	Hilton	136	51	83	61	9,585
Hampton Inn Baltimore-Inner Harbor	MD	Hilton	116	93	142	65	13,700
Hampton Inn Raleigh - Cary	NC	Hilton	129	54	83	65	7,024
Hampton Inn University Place	NC	Hilton	126	53	85	63	8,164
Comfort Inn Medical Park	NC	Choice	136	37	64	58	-
Baymont Inn	NC	Wyndham	118	58	84	69	-
Hampton Inn Atlanta-Perimeter Center	GA	Hilton	131	51	85	60	8,450
Hampton Inn Crabtree Valley	NC	Hilton	141	44	83	53	-
Hampton Inn White Plains-Tarrytown	NY	Hilton	156	74	122	61	15,643
Hilton Garden Inn Albany Airport	NY	Hilton	155	80	114	70	12,050
Hilton Garden Inn Atlanta Winward	GA	Hilton	164	50	98	51	10,503
Hilton Garden Inn	IL	Hilton	178	88	125	70	19,928
Hilton Garden Inn RDU Airport	NC	Hilton	155	76	110	69	8,000
Hilton Garden Inn Chelsea	NY	Hilton	169	147	174	85	30,250
Hilton Garden Inn Hartford North Bradley International	CT	Hilton	157	64	105	61	10,384
Holiday Inn Express Clearwater Gateway	FL	IHG	127	49	87	56	-
Holiday Inn Harmon Meadow- Secaucus	NJ	IHG	161	78	126	62	-
Homewood Suites	NC	Hilton	150	71	110	65	12,747
Homewood Suites	NC	Hilton	96	64	95	67	7,950
Homewood Suites Houston- Clearlake	TX	Hilton	92	102	132	77	7,222
Homewood Suites	FL	Hilton	112	60	94	64	9,900
Homewood Suites Metro Center	AZ	Hilton	126	48	84	57	6,330
Homewood Suites	NJ	Hilton	142	82	119	69	11,800
Homewood Suites Crabtree Valley	NC	Hilton	137	70	104	67	12,869
Quality Suites	SC	Choice	168	44	79	56	10,350
Residence Inn	AZ	Marriott	168	42	88	47	7,500
Residence Inn Roanoke Airport	VA	Marriott	79	84	114	74	5,122
Towneplace Suites Northwest	TX	Marriott	127	51	89	57	7,082
Towneplace Suites Birmingham- Homewood	AL	Marriott	128	38	62	61	-
Towneplace Suites	TX	Marriott	94	57	100	57	4,900
Towneplace Suites Northwest	TX	Marriott	128	42	96	43	-
Towneplace Suites	TX	Marriott	94	71	106	67	5,815
Courtyard by Marriott Country Club Plaza	MO	Marriott	123	86	121	71	9,610
Hilton Garden Inn - Akron	OH	Hilton	121	76	111	69	7,164
Hilton Garden Inn	NC	Hilton	119	70	110	64	9,530
Courtyard by Marriott Williams Center	AZ	Marriott	153	53	98	54	16,030
Courtyard by Marriott	NJ	Marriott	125	73	119	62	10,320
Courtyard by Marriott Quorum	TX	Marriott	176	50	99	50	18,860
Courtyard by Marriott	TX	Marriott	114	71	92	77	6,790
Courtyard by Marriott Westchase	TX	Marriott	153	65	117	56	16,680
Courtyard by Marriott West University	TX	Marriott	100	68	108	63	10,980
Courtyard by Marriott West Lands End	TX	Marriott	92	63	113	55	7,550
Courtyard by Marriott Dunn Loring- Fairfax	VA	Marriott	206	89	125	71	30,810
Courtyard by Marriott Seattle-Federal Way	WA	Marriott	160	86	128	67	22,830
Hilton Garden Inn Tampa Ybor	FL	Hilton	95	89	124	72	9,460

Lodging Properties	Location	Franchisor (1)	Number of Rooms	Revenue Per Available Room for the Year 2009 ($)	Average Daily Rate for the Year 2009 ($)	Occupancy for the Year 2009 (%)	Mortgage Payable as of 12/31/2009 ($)
Hilton Garden Inn	NY	Hilton	140	120	154	78	21,680
Homewood Suites Colorado Springs North	CO	Hilton	127	62	93	66	7,830
Homewood Suites	LA	Hilton	115	86	115	75	12,930
Homewood Suites	NM	Hilton	151	75	97	77	10,160
Homewood Suites Cleveland- Solon	OH	Hilton	86	67	106	63	5,490
Residence Inn Williams Centre	AZ	Marriott	120	91	112	82	12,770
Residence Inn Cypress- Los Alamitos	CA	Marriott	155	78	121	65	20,650
Residence Inn South Brunswick- Cranbury	NJ	Marriott	108	53	104	51	10,000
Residence Inn Somerset-Franklin	NJ	Marriott	108	87	111	79	9,890
Residence Inn	NY	Marriott	100	105	125	84	10,810
Residence Inn Nashville Airport	TN	Marriott	168	61	89	68	12,120
Residence Inn West University	TX	Marriott	120	83	115	73	13,100
Residence Inn	TX	Marriott	102	55	90	61	6,900
Residence Inn DFW Airport North	TX	Marriott	100	70	113	62	9,560
Residence Inn Westchase	TX	Marriott	120	85	114	74	12,550
Residence Inn Park Central	TX	Marriott	139	46	91	50	8,970
SpringHill Suites	CT	Marriott	106	67	103	65	9,130
Courtyard by Marriott	MD	Marriott	140	77	124	62	14,400
Marriott Atlanta Century Center	GA	Marriott	287	60	108	55	9,628
Courtyard by Marriott	AL	Marriott	122	90	126	72	6,378
Marriott Residence Inn	MA	Marriott	221	134	167	80	26,726
Courtyard by Marriott	NJ	Marriott	203	68	90	76	9,737
Marriott Residence Inn	NJ	Marriott	198	72	97	74	10,297
Courtyard by Marriott	TX	Marriott	203	79	136	58	14,984
Marriott Residence Inn	NY	Marriott	128	94	118	80	8,109
Embassy Suites	OH	Hilton	216	63	114	55	14,752
Marriott	IL	Marriott	113	92	153	60	7,896
Doubletree	DC	Hilton	220	125	169	74	26,398
Residence Inn	MD	Marriott	188	114	151	76	40,040
Hilton Garden Inn	MA	Hilton	179	68	107	64	5,871
Hilton Garden Inn	DC	Hilton	300	182	201	91	61,000
Hampton Inn Suites	CO	Hilton	148	82	131	62	7,216
Embassy Suites	MD	Hilton	223	73	115	63	12,661
Hilton Suites	AZ	Hilton	226	74	138	53	22,062
Hilton Garden Inn	CO	Hilton	154	44	87	50	8,570
Homewood Suites	TX	Hilton	162	90	130	70	9,415
Hilton Garden Inn	TX	Hilton	117	61	107	58	6,085
Hyatt Place	MA	Hyatt	157	77	109	71	8,142
Doubletree	GA	Hilton	154	64	98	65	6,116
Hilton University of Florida-Hotel & Convention Center	FL	Hilton	248	90	143	63	27,775
The Woodlands Waterway-Marriott Hotel & Convention Center	TX	Marriott	341	126	182	69	-
Hyatt Regency Orange County	CA	Hyatt	654	76	114	67	-

			15,121	$75	$115	65	$1,044,619

(1)

Our hotels generally are operated under franchise agreements with franchisors including Marriott International, Inc. ("Marriott"), Hilton Hotels Corporation ("Hilton"), Hyatt Corporation ("Hyatt"), Intercontinental Hotels Group PLC ("IHG"), Wyndham Worldwide and Choice Hotels International ("Choice").

LIP-H Segment

Company	State	Gross Leasable Area (sq.ft.)	% of Financial Occupancy as of December 31, 2009	Total # of Leases as of December 31, 2009	Mortgage Payable as of December 31, 2009 ($)
Meridian Corporate Plaza One	IN	63,600	100%	1	6,967
Meridian Corporate Plaza Two	IN	135,503	89%	9	14,681
St. Francis Cancer Center	VA	51,183	94%	11	12,350
Select Medical Augusta	GA	71,900	100%	1	15,175
Select Medical Orlando	FL	48,598	100%	1	13,626
Select Medical Dallas	TX	50,530	100%	1	9,200
Select Medical Tallahassee	FL	46,684	100%	1	20,505
Intech Retail	IN	19,040	83%	7	2,787

		487,038	96% (1)	32	$95,291

(1) Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. The weighted average is an average of the properties’ occupancy based on the total Gross Leasable Area of the segment.

Item 3. Legal Proceedings

Contemporaneous with our merger with Winston Hotels, Inc., our wholly-owned subsidiary, Inland American Winston Hotels, Inc., referred to herein as “Inland American Winston,” WINN Limited Partnership, or “WINN,” and Crockett Capital Corporation, or “Crockett,” memorialized in a development memorandum our intentions to subsequently negotiate and enter into a series of contracts to develop certain hotel properties, including without limitation a Westin Hotel in Durham, North Carolina, a Hampton Inn & Suites/Aloft Hotel in Raleigh, North Carolina, an Aloft Hotel in Chapel Hill, North Carolina and an Aloft Hotel in Cary, North Carolina (collectively referred to herein as the “development hotels”).

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN. The amended complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties. The amended complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett. The amended complaint seeks, among other things, monetary damages in an amount not less than $4.8 million with respect to the Cary, North Carolina property. With respect to the remaining three development hotels, the amended complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20.1 million. Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint. On March 13, 2009, the court denied the motion to dismiss. Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against Crockett. Contemporaneously with the close of fact discovery, Crockett sought leave to amend its complaint to add another cause of action and to seek treble damages and attorneys fees. The court has not yet ruled on this request. Expert discovery has commenced, but has not yet been completed. Based upon an expert report recently received from Crockett, it is believed that Crockett’s maximum claim, without the inclusion of treble damages or attorneys fees, is approximately $16.8 million. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of our rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture. IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities. IA Sub claimed, as a result of the foregoing, that it was not required to fund the capital call. In response to this action, Concord has answered and filed counterclaims against IA Sub. It claimed that IA Sub was required to fund the additional capital and it also claimed damages against IA Sub for not contributing the additional capital.

On December 22, 2009, Lexington Realty Trust, Winthrop Realty Trust, Inland American Real Estate Investment Trust, Inc., and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provides for, among other things, the termination of any party’s obligation to contribute capital to Concord, the allocation of distributions equally among Inland, Lexington and Winthrop in Concord, and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop. The effectiveness of the settlement agreement is conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed in the Delaware Court of Chancery by Concord to effect such cancellation. The bonds must be cancelled by August 14, 2010, or the settlement agreement becomes null and void. If the settlement agreement becomes null and void, the Concord lawsuit set forth above will become reinstated.

On July 21 2009, Inland American (LIP) Sub, L.L.C., (“IA LIP Sub”) filed an action against Robert Lauth, Michael Curless, Gregory Gurnick, Lawrence Palmer, (collectively “the Defendants”) and Thomas Peck (the “Peck Defendant”) for civil fraud, deception, racketeering, conspiracy and other violations of law (the “Lawsuit”) in order to recover damages with regard to certain losses of IA LIP Sub which occurred as a result with IA LIP Sub’s investment LIP Holdings, L.L.C.(“Holdings”)  On September 10, 2009, the Defendants filed answers and counterclaims against IA LIP Sub claiming breach of contract, promissory estoppel, constructive fraud, and breach of duty of good faith and fair dealing, claiming that IA LIP Sub promised to contribute additional funds to Holdings.  IA LIP Sub denies all aspects of this counterclaim, and believes that it was filed, without basis in fact, in an attempt to gain leverage over IA LIP Sub in connection with the Lawsuit. On September 16, 2009, the Peck Defendant filed answers and counterclaims against IA LIP Sub claiming, inter alia, that the Lawsuit was filed against Peck for the purpose of inducing Peck to cooperate with IA LIP Sub in its prosecution of its claims against the Defendants. IA LIP Sub denies all aspects of this counterclaim. The parties are now engaged in various pre-trial motions and are undertaking discovery. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

IA LIP Sub is also a member of Holdings, an entity formed by Inland American with regard to its investment in Lauth. Lauth has defaulted in its obligation to pay dividends to IA LIP Sub, and as a result thereof, has recently received approval from the Bankruptcy Court of the Southern District of Indiana, which is administering a bankruptcy proceeding filed by various subsidiaries of Holdings that are being prosecuted by Lauth principals, that the bankruptcy stay does not apply to Holdings, and granting the right to Holdings to begin the process of liquidating Holdings in connection with the terms of the Holdings LLC agreement.  Shortly after that ruling, Lauth representatives served a notice of a claim against Holdings relating to allegations and assertions in connection with a liquidation of Holdings. Holdings believes the claim has no merit. To IA LIP Sub’s knowledge, no lawsuit has yet been filed.

While management does not believe that an adverse outcome in the above lawsuits would have a material adverse effect on our financial condition, there can be no assurance that an adverse outcome would not have a material effect on the results of operations for any particular period.

We have also filed a number of eviction actions against tenants and are involved in a number of tenant bankruptcies. The tenants in some of the eviction cases may file counterclaims against us in an attempt to gain leverage against us in connection with the eviction. In our opinion, none of these counterclaims is likely to result in any material losses.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public market for our common stock and no assurance that one may develop. We do not expect that our shares will be listed for trading on a national securities exchange in the near future. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements.

We are currently selling shares pursuant to our distribution reinvestment plan at a price equal to $9.50 per share. The offering price of our shares may be higher or lower than the price at which the shares would trade if they were listed on a national securities exchange or actively traded by dealers or marketmakers. Further, there is no assurance that stockholders will be able to sell any shares that they have purchased in our offerings at prices that equal or exceed the offering price, if at all.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old. We are currently evaluating the method that we will use to assist broker-dealers with this requirement. Because of the uncertainties in the marketplace generally and the factors described herein and in our other reports filed under the Exchange Act, which could continue to impact our results of operations and financial condition, we expect that the future per share estimated value of our shares will be less than the price at which we last offered shares in a primary offering or the price of our shares currently offered through our distribution reinvestment plan.

Share Repurchase Program

We adopted a share repurchase program, effective August 31, 2005, to provide limited liquidity for stockholders. Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase. Subject to funds being available, we limit the number of shares repurchased during any consecutive twelve month period to 5.0% of the number of outstanding shares of common stock at the beginning of that twelve month period. The share repurchase program may be suspended or terminated if: (1) our shares are listed on any national securities exchange, or are subject to bona fide quotes on any inter-dealer quotation system or electronic communications network, or are subject of bona fide quotes in the pink sheets; or (2) our board of directors determines that it is in our best interest to suspend or terminate the share repurchase program.

Effective March 30, 2009, our board of directors voted to suspend the share repurchase program until further notice. Therefore, no shares were repurchased during the months of October, November or December 2009. Written notice of the suspension was provided to each stockholder pursuant to the terms of the share repurchase program.

Stockholders

As of March 10, 2010, we had 186,656 stockholders of record.

Distributions

We have been paying monthly cash distributions since October 2005. During the years ended December 31, 2009 and 2008, we declared cash distributions, which are paid monthly to stockholders, totaling $405.3 million and $418.7 million, respectively, or $.50 and $.62 per share on an annualized basis. For federal income tax purposes for the years ended December 31, 2009 and 2008, 72% and 48% of the distributions paid constituted a return of capital in the applicable year.

We intend to continue paying regular monthly cash distributions to our stockholders. However, there are many factors that can affect the availability and timing of cash distributions to stockholders. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not decrease further, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	29,000	$8.95	46,000

Total:	29,000	$8.95	46,000

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

None.

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

	2009	2008	2007	2006	2005

Total assets	$11,328,211	11,136,866	8,211,758	3,040,037	865,851

Mortgages, notes and margins payable	$5,085,899	4,437,997	3,028,647	1,107,113	227,654

Total income	$1,130,148	1,050,738	478,736	123,202	6,668

Total interest and dividend income	$55,189	81,274	84,288	22,164	1,663

Net income (loss) applicable to Company	$(397,960)	(365,178)	55,922	1,896	(1,457)

Net income (loss) per common share, basic and diluted (a)	$(.49)	(.54)	.14	.03	(1.65)

Distributions declared to common stockholders	$405,337	418,694	242,606	41,178	438

Distributions per weighted average common share (a)	$.50	.62	.61	.60	.11

Funds from operations (a)(b)	$35,820	6,350	234,215	48,088	(859)

Cash flows provided by operating activities	$369,031	384,365	263,420	65,883	11,498

Cash flows used in investing activities	$(563,163)	(2,484,825)	(4,873,404)	(1,552,014)	(810,725)

Cash flows provided by (used in) financing activities	$(250,602)	2,636,325	4,716,852	1,751,494	836,156

Weighted average number of common shares outstanding, basic and diluted	811,400,035	675,320,438	396,752,280	68,374,350	884,058

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the years ended December 31, 2009, 2008 and 2007. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in distributions paid during that period being treated as a return of capital for tax purposes. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis. For the years ended December 31, 2009, 2008 and 2007, $296,491, $194,239 and $81,701 (or approximately 72%, 48% and 37% of the $411,797, $405,925 and $222,697 distributions paid in 2009, 2008 and 2007, respectively) represented a return of capital. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations”, or "FFO", which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest. FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our property performance to our investment objectives. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows (in thousands):

		Year ended December 31,
		2009	2008	2007
	Net income (loss) applicable to common shares	$(397,960)	(365,178)	55,922
Add:	Depreciation and amortization:
	Related to investment properties	394,995	320,402	174,163
	Related to investment in unconsolidated entities, net of related gains on sale of real estate	41,300	53,761	6,538
Less:	Noncontrolling interests' share:
	Depreciation and amortization related to investment properties	2,515	2,635	2,408

	Funds from operations	$35,820	6,350	234,215

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income from the periods presented:

	Year ended December 31,
	2009	2008	2007
Additions (deductions) that were included in net income and FFO
Provision for asset impairment	$(34,051)	(33,809)	-
Provision for goodwill impairment	$(26,676)	(11,199)	-
Impairment of notes receivable	$(74,136)	-	-
Loss on consolidated investment	$(148,887)	-	-
Equity in earnings (loss) of Concord Debt Holdings, LLC	$(75,787)	6,888	-
Impairment of investment in unconsolidated entities	$(7,443)	(61,993)	(10,084)
Realized gain (loss) and impairment on securities, net	$34,155	(262,105)	(2,466)
Gain on extinguishment of debt	$-	7,760	-

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K . These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners, including development partners.  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

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

The credit market disruptions and lack of liquidity continue to impact the overall economy and real estate sector. The overall economic environment has experienced a significant slow-down, including lower consumer spending, increased unemployment with many business sectors having experienced lower earnings. Although the general economy has shown signs of a recovery, commercial real estate historically lags the general economy in a recovery. These factors will continue to impact the real estate market, including increased tenant bankruptcies and lower occupancies and rental rates across all segments. Our segments have experienced lower revenues from this slowdown all of which have impacted our business and results of operations as well as the cash available to pay as distributions.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the year ended December 31, 2009 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•

Funds from Operations ("FFO"), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles ("GAAP").

•

Economic and physical occupancy and rental rates.

•

Leasing activity and lease rollover.

•

Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

•

Debt maturities and leverage ratios.

•

Liquidity levels

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2009, 2008 and 2007. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 716 and 93 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2009 and 2008 and December 31, 2008 and 2007, respectively, and are referred to herein as "same store" properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Comparison of the years ended December 31, 2009 and December 31, 2008

	Year ended	Year ended
	December 31, 2009	December 31, 2008
Net loss applicable to the Company	$(397,960)	$(365,178)

Net loss per share	(.49)	(.54)

Net loss increased from $(365,178) or $(.54) per share for the year ended December 31, 2008 to $(397,960) or $(.49) per share for the year ended December 31, 2009. The primary reason for the decrease was the loss on consolidated investment of $148,887, impairment of notes receivable of $74,136 and equity in losses of unconsolidated entities of $78,487 for the year ended December 31, 2009, countered by the effect of impairments on investment securities of $262,105 and on investments in unconsolidated entities at $61,993 for the year ended December 31, 2008. A detailed discussion of our impairments is included under Realized Gain (Loss) on Securities and Impairment of Investment in Unconsolidated Entities, Impairments of Notes Receivable and LIP-H consolidation.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income. Except for our lodging and multi-family properties, the majority of the revenue from the properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses. Certain other tenants are subject to net leases which require the tenant to be responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

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

Below is a summary of sources of revenue for years ended December 31, 2009 and 2008.

	Year ended December 31, 2009	Year ended December 31, 2008	2009 increase (decrease) from 2008
Property rentals	$529,230	$398,417	$130,813
Straight-line rents	16,328	17,457	(1,129)
Amortization of acquired above and below market leases, net	1,688	2,408	(720)
Total rental income	$547,246	$418,282	$128,964

Tenant recoveries	84,237	74,169	10,068
Other income	18,778	26,703	(7,925)
Lodging operating income	479,887	531,584	(51,697)
Total property revenues	$1,130,148	$1,050,738	$79,410

Total property revenues increased $79,410 for the year ended December 31, 2009 over the prior year. The increase in property revenues in 2009 was due primarily to a full year of operations reflected in 2009 for properties acquired during 2008 in addition to 2009 acquisitions of 48 properties, offset by decreases in our lodging segment, as discussed below.

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

	Year ended December 31, 2009	Year ended December 31, 2008	2009 increase (decrease) from 2008
Property operating expenses	$115,858	$84,614	$31,244
Lodging operating expenses	304,795	313,939	(9,144)
Real estate taxes	85,850	71,142	14,708
Total property expenses	$506,503	$469,695	$36,808

Total property operating expenses increased $36,808 for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the effect of operations of the additional 48 properties acquired after December 31, 2008 as well as the full year impact of 2008 acquisitions, offset by decreases in the lodging segment.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	2009 increase (decrease) from 2008
Depreciation and amortization	$395,501	$320,792	$74,709
Interest expense	254,308	231,822	22,486
General and administrative (1)	43,499	34,087	9,412
Business manager fee	39,000	18,500	20,500
	$732,308	$605,201	$127,107

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $74,709 increase in depreciation and amortization expense for the year ended December 31, 2009 relative to the year ended December 31, 2008 was due substantially to the impact of the properties acquired during 2008 and 2009.

Interest expense. The $22,486 increase in interest expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to mortgage debt financings during 2009 which increased to $5,056,398 from $4,405,558. Our average interest rate on outstanding debt was 4.9% and 5.1% as of December 31, 2009 and 2008, respectively.

We have experienced a lower overall weighted average interest rate due to the decline in London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

A summary of interest expense for the years ended December 31, 2009 and 2008 appears below:

	Year ended December 31, 2009	Year ended December 31, 2008	2009 increase (decrease) from 2008
Debt Type
Margin and other interest expense	$16,190	$23,482	$(7,292)
Mortgages	238,118	208,340	29,778

Total	$254,308	$231,822	$22,486

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $43,499 for the year ended December 31, 2009 and $34,087 for the year ended December 31, 2008. The increase is due primarily to the growth of our asset and stockholder base during 2009 and 2008, as well as $9,617 and $6,502 of acquisition and dead deal costs for the years ended December 31, 2009 and 2008, respectively.

During 2009, we expensed acquisition costs of all transactions as incurred. Thus all costs related to finding, analyzing and negotiating a transaction will be expensed as incurred as a general and administrative expense, whether or not the acquisition is completed. These expenses would include acquisition fees, if any, paid to an affiliate of our business manager. In the year ended December 31, 2009, we incurred $3,844 of acquisition costs that are included in the general and administrative expenses of $43,499. Separately, we expensed $5,773 of dead deal costs for the year ended December 31, 2009.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets,"

payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee equal to $39,000 for the year ended December 31, 2009 or .38% of average invested assets, waiving the remaining $64,584 for the year ended December 31, 2009. We incurred a business manager management fee of $18,500 for the year ended 2008. Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement. There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee.

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

	Year ended December 31, 2009	Year ended December 31, 2008
Interest Income	$37,212	$50,331
Dividend Income	17,977	30,943
Total	$55,189	$81,274

Realized gain (loss) on investment securities	$38,193	$(15,941)
Other than temporary impairments	(4,038)	(246,164)
Total	$34,155	$(262,105)

Interest income was $37,212 and $50,331 for the years ended December 31, 2009 and 2008, respectively. Interest income is earned on our cash balances and notes receivable. Our average cash balance in 2009 was $685,725 and our average interest rate earned on cash investments was .4% for the year ended December 31, 2009.

Our notes receivable balance of $423,478 as of December 31, 2009 consisted of installment notes from unrelated parties that mature on various dates through May 2012. The notes are secured by mortgages on land, shopping centers and lodging facilities. Interest only is due each month at rates ranging from 1.86% to 9.50% per annum. For the years ended December 31, 2009 and 2008, we recorded interest income from notes receivable of $26,355 and $27,614, respectively. See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income decreased by $12,966 for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of reduced dividend payout rates. Our investments continue to generate dividends, however some REITs we have invested in have reduced their payout rates and we could continue to see further reductions in the future. The following analysis outlines our yield earned on our portfolio of securities.

	December 31, 2009	December 31, 2008
Dividend income	17,977	30,943
Margin interest expense	(168)	(3,776)
Investment advisor fee	(1,319)	(2,162)
	16,490	25,005

Average investment in marketable securities (1)	449,480	449,415
Average margin payable balance	(25,214)	(115,557)
Net investment	424,266	333,858

Leveraged yield (annualized)	3.9%	7.5%

(1)

The average investment in marketable securities represents our original investment in securities. Unrealized gains and losses, including impairments, are not reflected.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and consolidated joint ventures managed by third parties.

Equity in Earnings of Unconsolidated Entities. In 2009, we have equity in losses of unconsolidated entities of $78.5 million. This is an increase of $32.4 million from last year’s equity in losses of unconsolidated entities of $46.1 million as of December 31, 2008, which is mainly due to significant losses incurred and impairments recorded by our Concord Debt joint venture of which our portion was $75.8 million.

Provision for Asset Impairment. For the year ended December 31, 2009, we recorded a provision for asset impairment of $34.1 million to reduce the book value of certain of our investment properties to fair value. For the year ended December 31, 2008, a provision of $33.8 million was recorded for asset impairment.

Provision for Goodwill Impairment. For the year ended December 31, 2009, we have recorded impairment of $26.7 million to our goodwill. We recorded impairment of $11.2 million to our goodwill for the year ended December 31, 2008. The impairments are primarily due to the effect of the slowdown in the economy and its impact on the property resulting in increases in capitalization and discount rates used in the fair value calculation. Increases in these rates reduce the fair value of goodwill. Each of the three properties with goodwill recorded an impairment. As a result, goodwill on each property is stated at fair value as of December 31, 2009.

Impairment of Notes Receivable. For the year ended December 31, 2009, we have recorded an impairment of notes receivable of $74.1 million. No impairment was recorded for the year ended December 31, 2008. Certain of our loans, including loans in default, have had declines in the fair value of the underlying collateral which result in impairments of our loan receivable balance to the extent the collateral is valued below the loan book value.

Impairment of Investment in Unconsolidated Entities. For the year ended December 31, 2009, we recorded an impairment of $7.4 million on our investment in unconsolidated entities. For the year ended December 31, 2008, we recorded a $51.4 million loss on our investment in Feldman Mall Properties, Inc. Such impairment charge reduces the carrying value of our investment in Feldman to $0 as of December 31, 2008. In addition, the projected leasing for one of our development joint ventures did not meet our initial expectations and it is difficult to project when significant leasing will be achieved for the project and an impairment charge of $10.6 million was recorded for the year ended December 31, 2008.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2009 and 2008.

Retail Segment

	Total Retail Properties
	As of December 31,
	2009	2008
Retail Properties
Physical occupancy	92%	94%
Economic occupancy	93%	95%
Base rent per square foot	$15.78	$16.41
Gross investment in properties	$3,444,670	$2,978,232

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	245	639,402	10,289	4.1%	3.9%	$16.09
2011	262	790,258	12,980	5.1%	4.9%	$16.43
2012	360	1,496,841	28,276	9.6%	10.8%	$18.89
2013	216	620,842	11,479	4.0%	4.4%	$18.49
2014	210	1,399,151	20,761	9.0%	7.9%	$14.84
Thereafter	1,004	10,570,098	178,803	68.2%	68.1%	$16.92
	2,297	15,516,592	262,588	100%	100%	$16.92

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time. The occupancy rates above are as of the end of the period and do not represent the average rate during the years ended December 31, 2009 and 2008.

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

During the year ended December 31, 2009, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy. As of December 31, 2009, our retail portfolio contained only eleven retailers, renting approximately 279,061 square feet, that were under bankruptcy protection. We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations notwithstanding the overall decline in the economy or retail environment. However, we continue to actively monitor our retail tenants as a continued downturn in the economy could have negative impact on our tenants’ abilities to pay rent or our ability to fill space that is currently vacant, or space that becomes vacant in the near future.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the retail segment of 713 properties and for the same store retail segment consisting of 545 properties acquired prior to January 1, 2008. The properties in the same store portfolio were owned for the entire years ended December 31, 2009 and December 31, 2008, respectively.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$243,719	$206,591	$37,128	$181,915	$190,337	$(8,422)
Tenant recovery incomes	50,042	43,411	6,631	38,597	42,052	(3,455)
Other property income	6,374	3,322	3,052	4,494	2,937	1,557

Total revenues	$300,135	$253,324	$46,811	$225,006	$235,326	$(10,320)

Expenses:

Property operating expenses	$48,063	$39,264	$8,799	$35,978	$37,532	$(1,554)
Real estate taxes	30,442	26,458	3,984	25,243	26,188	(945)

Total operating expenses	$78,505	$65,722	$12,783	$61,221	$63,720	$(2,499)

Net operating income	221,630	187,602	34,028	163,785	171,606	(7,821)

Average occupancy for the period	94%	96%	(2%)	93%	96%	(3%)

Our retail segment’s rental revenues increased from $253,324 for the year ended December 31, 2008 to $300,135 for the year ended December 31, 2009 mainly due to the acquisition of 25 retail properties since December 31, 2008. Retail property operating expenses also increased from $65,722 in 2008 to $78,505 in 2009 as a result of these acquisitions.

The primary reason for the decrease in revenue and net property operations for the retail same store comparison is a decrease in economic occupancy of 3% between the year ended December 31, 2008 and the year ended December 31, 2009. The decrease in occupancy has resulted from an overall decline in the economy and the impact on demand for retail space. We believe an increase in our occupancy is dependent on a recovery of consumer spending and increased demand by retailers for space. The primary reason for the decrease in property operating expenses was contract renegotiations that took place in 2009 for all contracted services as well as a decline in real estate taxes, in addition to 2008 experiencing hurricane related repairs.

Lodging Segment

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008
Lodging Properties
Revenue per available room	$75	$89
Average daily rate	$115	$129
Occupancy	65%	69%
Gross investment in properties	$2,720,238	$2,703,097

We believe the decreases in lodging revenues per available room, average daily rate and occupancy are primarily a result of the current economic slowdown that has affected all industries and travel segments.

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes"). Revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates and/or daily occupancy when demand falls off quickly. Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

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

During 2008 and 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR"). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel). The industry is projecting to see ongoing declines in Revenue per Available Room growth through early 2010 with a possible recovery in Rev/Par in the second half of 2010. For 2010, the industry is predicting Revenue per Available Room ranging from negative (1.5%) – (3.5%) compared to 2009. We believe revenues will start growing when Gross Domestic Product (“GDP”) begins a period of consistent growth. For 2010, we believe that our revenue per available room should be consistent with the overall industry trends.

Our third party managers and asset management are focusing on reducing variable costs and gaining market share from competitors as a result of the declines in revenues.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 76 properties acquired prior to January 1, 2008. The properties in the same store portfolio were owned for the entire years ended December 31, 2009 and December 31, 2008.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Lodging operating income	$479,887	$531,584	$(51,697)	$298,395	$359,614	$(61,219)

Total revenues	$479,887	$531,584	$(51,697)	$298,395	$359,614	$(61,219)

Expenses:
Lodging operating expenses to non-related parties	$304,795	$313,939	$(9,144)	$183,903	$210,982	$(27,079)
Real estate taxes	27,660	23,949	3,711	16,482	15,849	633

Total operating expenses	$332,455	$337,888	$(5,433)	$200,385	$226,831	$(26,446)

Net operating income	147,432	193,696	(46,264)	98,010	132,783	(34,773)

On a same store basis, the lodging segment’s net operating income decrease is primarily attributable to a decrease in same store occupancy from 68% to 64%, a reduction in the Average Daily Rate from $123 to $109, which together resulted in Rev/Par dropping from $83 to $69. The reduction is attributable to the current economic recession which has reduced travel from all major segments of the lodging industry (business transient and group, and leisure group and transient travel). Through our active involvement with our managers, we have reduced variable costs consistent with occupancy decreases. However, certain fixed costs such as real estate taxes, insurance and maintenance of the properties cannot be reduced to match occupancy reductions.

Office Segment

	Total Office Properties
	As of December 31,
	2009	2008
Office Properties
Physical occupancy	96%	97%
Economic occupancy	96%	97%
Base rent per square foot	$15.33	$14.82
Gross investment in properties	$1,952,717	$1,551,123

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	18	248,202	3,514	2.6%	2.1%	$14.16
2011	34	519,135	13,362	5.4%	8.2%	$25.74
2012	25	278,533	5,090	2.9%	3.1%	$18.27
2013	24	576,401	11,589	6.0%	7.1%	$20.11
2014	46	310,442	5,980	3.2%	3.7%	$19.26
Thereafter	83	7,740,817	123,943	79.9%	75.8%	$16.01
	230	9,673,530	163,478	100%	100%	$16.90

Our investments in office properties largely represent assets leased and occupied to either a diverse group of tenants or to single tenants that fully occupy the space leased. Examples of the former include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies and federal government contractors. Examples of the latter include three buildings leased and occupied by AT&T and located in three distinct US office markets - Chicago, St. Louis, and Cleveland. In addition, our office portfolio includes properties leased on a net basis to SunTrust, with the leased locations located in the east and southeast regions of the country.

Our office properties continue to experience consistent occupancy rates and stable rental rates for more recent acquisitions. For example, in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market. The increase in our base rent per square foot from $14.82 to $15.33 was primarily a result of acquisitions during 2008 and 2009. These rates are as of the end of the period and do not represent the average rate during the year ended December 31, 2009 and 2008.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the office segment of 40 properties and for the same store portfolio consisting of 28 properties acquired prior to January 1, 2008. The properties in the same store portfolio were owned for the years ended December 31, 2009 and December 31, 2008.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$148,456	$109,410	$39,046	$106,808	$108,215	$(1,407)
Tenant recovery incomes	28,437	27,034	1,403	27,142	27,034	108
Other property income	6,070	5,733	337	6,068	5,706	362

Total revenues	$182,963	$142,177	$40,786	$140,018	$140,955	$(937)

Expenses:
Property operating expenses	$31,266	$28,184	$3,082	$28,633	$28,384	$249
Real estate taxes	14,360	13,775	585	14,329	13,775	554

Total operating expenses	$45,626	$41,959	$3,667	$42,962	$42,159	$803

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Net operating income	137,337	100,218	37,119	97,056	98,796	(1,740)

Average occupancy for the period	97%	97%	-	96%	97%	(1%)

Office properties real estate rental revenues increased from $142,177 in 2008 to $182,963 in 2009 mainly due to the acquisition of four properties since January 1, 2009. Office properties real estate and operating expenses also increased from $41,959 in 2008 to $45,626 in 2009 as a result of these acquisitions and due to higher real estate taxes and common area maintenance costs.

The decrease in net operating income for the office same store comparison resulted primarily from a decrease in same store occupancy and an increase in real estate taxes.

Industrial Segment

	Total Industrial Properties
	As of December 31,
	2009	2008
Industrial Properties
Physical occupancy	95%	97%
Economic occupancy	96%	99%
Base rent per square foot	$5.45	$4.75
Gross investment in properties	$1,010,346	$917,769

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	14	979,924	2,859	6.5%	3.1%	$2.92
2011	10	1,270,265	5,000	8.4%	5.4%	$3.94
2012	9	1,773,378	8,806	11.8%	9.5%	$4.97
2013	7	1,195,213	7,113	7.9%	7.7%	$5.95
2014	2	201,818	1,045	1.3%	1.1%	$5.18
Thereafter	32	9,658,526	67,898	64.1%	73.2%	$7.03
	74	15,079,124	92,721	100%	100%	$6.15

During 2009, our industrial holdings continued to experience high economic occupancy rates. The majority of the properties are located in what we believe are active and sought-after industrial markets, including the Memphis Airport market of Memphis, Tennessee and the O’Hare Airport market of Chicago, Illinois, commonly one of the largest industrial markets in the world.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the industrial segment of 65 properties and for the same store portfolio consisting of 60 properties acquired prior to January 1, 2008.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$75,449	$71,514	$3,935	$63,520	$64,700	$(1,180)
Tenant recovery incomes	4,106	3,759	347	4,099	3,759	340
Other property income	1,083	15,133	(14,050)	83	133	(50)

Total revenues	$80,638	$90,406	$(9,768)	$67,702	$68,592	$(890)

Expenses:
Property operating expenses	$4,973	$4,836	$137	$4,570	$4,650	$(80)

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Real estate taxes	3,197	2,259	938	3,197	2,259	938

Total operating expenses	$8,170	$7,095	$1,075	$7,767	$6,909	$858

Net operating income	72,468	83,311	(10,843)	59,935	61,683	(1,748)

Average occupancy for the period	97%	99%	(2%)	96%	98%	(2%)

Industrial properties real estate revenues decreased from $90,406 for the year ended December 31, 2008 to $80,638 for the year ended December 31, 2009 mainly due to the termination fee of $15,000 for Faulkner Road realized in the fourth quarter of 2008. Industrial properties real estate and operating expenses increased from $7,095 in 2008 to $8,170 in 2009.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are generally lower than expenses for the other segments.

Our overall decrease in net operating income for the industrial same store comparison reflects lower revenues from a decrease in occupancy and higher real estate taxes. Our 2% decline in occupancy is primarily driven by an overall decline in demand for industrial space. We believe a future recovery in the overall economy will be needed to increase our occupancy.

Multi-family Segment

	Total Multi-family Properties
	As of December 31,
	2009	2008
Multi-Family Properties
Physical occupancy	84%	92%
Economic occupancy	84%	92%
End of month scheduled base rent per unit per month	$880	$832
Gross investment in properties	$820,261	$557,965

Our portfolio contains 27 multi-family properties, each reporting stable rental rate levels. These rates are as of the end of the period and do not represent the average rate during the year ended December 31, 2009 and 2008. We believe that recent changes in the housing market and in this job market have caused downward pressure on multi-family occupancy rates, though rental rates have shown stability. We expect occupancy rates to recover and rental rates to grow modestly.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the multi-family segment of 27 properties and for the same store portfolio consisting of seven properties acquired prior to July 1, 2008. The properties in the same store portfolio were owned for the years ended December 31, 2009 and December 31, 2008.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenues:
Rental income	$66,368	$30,767	$35,601	$19,425	$19,875	$(450)
Tenant property income	295	(35)	330	30	(40)	70
Other property income	5,166	2,515	2,651	1,533	1,601	(68)

Total revenues	$71,829	$33,247	$38,582	$20,988	$21,436	$(448)

Expenses:
Property operating expenses	$27,190	$12,327	$14,863	$8,322	$8,917	$(595)
Real estate taxes	9,636	4,704	4,932	3,351	4,041	(690)

Total operating expenses	$36,826	$17,031	$19,795	$11,673	$12,958	$(1,285)

Net operating income	35,003	16,216	18,787	9,315	8,478	837

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Average occupancy for the period	88%	89%	(1%)	87%	90%	(3%)

Multi–family real estate rental revenues increased from $33,247 for the year ended December 31, 2008 to $71,829 for the year ended December 31, 2009. The increases are mainly due to the acquisition of 10 properties since January 1, 2009. Multi-family properties real estate and operating expenses also increased from $17,031 in 2008 to $36,826 in 2009 as a result of these acquisitions.

The increase in net operating income was primarily caused by a decrease in overall operating expenses in 2009 related to decreases in real estate taxes, lower insurance expenses in 2009 and hurricane related expenses in 2008.

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

On January 6, 2009, our subsidiary was granted a third seat on the board of LIP-H. The third board seat gave effective control over LIP-H to our subsidiary, resulting in the consolidation of LIP-H as of January 6, 2009. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to The Lauth Group, Inc. (the other venture partner of LIP-H). The mezzanine loan to LIP-D was secured primarily by partnership interests owning development projects at various stages of completion, including vacant land.

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

	Year ended	Year ended
	December 31, 2008	December 31, 2007
Net income (loss) applicable to the Company	$(365,178)	$55,922

Net income (loss) per share	(.54)	.14

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

Except for our lodging properties, the majority of the revenue from the properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant's pro rata share of recoverable expenses. Certain other tenants are subject to net leases which require the tenant to be responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

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

Below is a summary of sources of revenue for years ended December 31, 2008 and 2007. Fluctuations are explained below.

	Year ended December 31, 2008	Year ended December 31, 2007	2008 increase (decrease) from 2007
Property rentals	$398,417	$267,816	$130,601
Straight-line rents	17,457	12,765	4,692
Amortization of acquired above and below market leases, net	2,408	155	2,253
Total rental income	$418,282	$280,736	$137,546

Tenant recoveries	74,169	59,587	14,582
Other income	26,703	12,021	14,682
Lodging operating income	531,584	126,392	405,192
Total property revenues	$1,050,738	$478,736	$572,002

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

General and Administrative Expenses. General and administrative expenses consist of investment advisor fees, miscellaneous deal costs, professional services, legal fees, salaries and computerized information services costs reimbursed to affiliates or related parties of the business manager for, among other things, maintaining our accounting and investor records, directors' and officers' insurance, postage, board of directors fees, printer costs and state tax based on property or net worth. Our expenses were $34,087 for the year ended December 31, 2008 and $19,466 for the year ended December 31, 2007, respectively.

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

As of December 31, 2008, our cash balance of $945,225 had an approximate yield of 2.2%, which was less than the 6.2% distribution rate in effect for 2008 based on a $10 stock price and our average interest rate cost of 4.97%. During 2008, we earned approximately $18,200 on our cash balances.

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

Dividend income increased by $8,201 for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of an increase in the amount we invested in marketable securities, offset by the reduced dividend payout rates. Our investments continued to generate dividends in 2008, however some REITs we have invested in reduced their payout rates in 2008. Certain REITs we have invested in stated in 2008 that they will pay a portion of their dividends in stock instead of cash. We did not recognize income for stock dividends and reduced the average cost per share of our investment. The following analysis outlines our yield earned on our portfolio of securities.

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

Equity in Earnings of Unconsolidated Entities. In 2008, we have equity in losses of unconsolidated entities of $46.1 million. This is a decrease of $50.6 million from equity in earnings of unconsolidated entities of $4.5 million as of December 31, 2007, which is mainly due to impairments recorded by one of our joint ventures in the amount of $50 million (our share was $44.8 million).

Impairment of Investment in Unconsolidated Entities. For the year ended December 31, 2008, we recorded a $51.4 million loss on our investment in Feldman Mall Properties, Inc. The underlying activities of Feldman continued to report losses and cash-flow deficits that impacted Feldman’s ability to meet its obligations. In addition, the retail market and its impact to the mall sector significantly deteriorated in the fourth quarter of 2008. Based on the combination of these factors, we concluded that our investment in Feldman experienced a decline that we believe is other-than-temporary. Accordingly, we recorded an impairment charge of $46.8 million in the fourth quarter of 2008 and a total of $51.4 million for the year ended December 31, 2008. Such impairment charge reduces the carrying value of our investment in Feldman to $0 as of December 31, 2008.

The projected leasing for one of our development joint ventures did not met our initial expectations and it is difficult to project when significant leasing will be achieved for the project. Based on these factors, we concluded that our investment has experienced a decline that we believe is other than temporary. Accordingly, we recorded an impairment charge of $10.6 million for the year ended December 31, 2008.

Other Income and Expense. Under ASC 480, (formerly SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity) and ASC 815 (formerly SFAS 133 Accounting for Derivative Financial Instruments and Hedging Activities”) the put/call arrangements we entered into in connection with the Minto Builders (Florida), Inc. (“MB REIT”) transaction discussed below are considered derivative instruments. The asset and liabilities associated with these puts and calls are marked to market every quarter with changes in the value recorded as other income and expense in the consolidated statements of operations and other comprehensive income.

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

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$206,591	$121,428	$85,163	$78,710	$77,283	$1,427
Tenant recovery incomes	43,411	32,210	11,201	25,225	22,153	3,072
Other property income	3,322	1,021	2,301	891	799	92

Total revenues	$253,324	$154,659	$98,665	$104,826	$100,235	$4,591

Expenses:
Property operating expenses	$39,264	$25,308	$13,956	$21,116	$18,339	$2,777
Real estate taxes	26,458	19,400	7,058	14,986	13,337	1,649

Total operating expenses	$65,722	$44,708	$21,014	$36,102	$31,676	$4,426

Net property operations	187,602	109,951	77,651	68,724	68,559	165

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

	Total Lodging Segment
			Increase/
	2008	2007	(Decrease)
Revenues:
Lodging operating income	$531,584	$126,392	$405,192

	Total Lodging Segment
			Increase/
	2008	2007	(Decrease)

Total revenues	$531,584	$126,392	$405,192

Expenses:
Lodging operating expenses to non- related parties	$313,939	$75,412	$238,527
Real estate taxes	23,949	5,216	18,733

Total operating expenses	$337,888	$80,628	$257,260

Net lodging operations	193,696	45,764	147,932

Office Segment

	Total Office Properties
	As of December 31,
	2008	2007
Office Properties
Physical occupancy	97%	98%
Economic occupancy	97%	98%
Base rent per square foot	$14.82	$14.77
Gross investment in properties	$1,551,123	$1,344,954

During 2008, we continued to see positive trends in our portfolio including high occupancy and stable rental rates for newly acquired properties. For example, we believe in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate was consistent with the strength of the market. The increase in our base rent per square foot from $14.77 to $14.82 was primarily a result of higher lease rates for new leases at new and existing properties. These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2008 and 2007.

Comparison of Years Ended December 31, 2008 and December 31, 2007

The table below represents operating information for the office segment of 36 properties and for the same store portfolio consisting of 13 properties acquired prior to January 1, 2007. The properties in the same store portfolio were owned for the years ended December 31, 2008 and December 31, 2007.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$109,410	$98,764	$10,646	$85,071	$84,531	$540
Tenant recovery incomes	27,034	25,027	2,007	22,281	21,804	477
Other property income	5,733	4,782	951	4,903	4,439	464

Total revenues	$142,177	$128,573	$13,604	$112,255	$110,774	$1,481

Expenses:
Property operating expenses	$28,184	$25,842	$2,342	$23,462	$23,110	$352
Real estate taxes	13,775	11,494	2,281	10,842	9,669	1,173

Total operating expenses	$41,959	$37,336	$4,623	$34,304	$32,779	$1,525

Net property operations	100,218	91,237	8,981	77,951	77,995	(44)

Office properties real estate rental revenues increased from $128,573 in 2007 to $142,177 in 2008 mainly due to the acquisition of eight properties since January 1, 2008. Office properties real estate and operating expenses also increased from $37,336 in 2007 to $41,959 in 2008 as a result of these acquisitions and due to higher real estate taxes and common area maintenance costs.

On a same store office basis, property net operating income decreased to $77,951 from $77,995 for a total decrease of $44 or less than 0.1%. Same store office property operating revenues for the years ended December 31, 2008 and 2007 were $112,255 and $110,774, respectively, resulting in an increase of $1,481 or 1.3%. Same store office property operating expenses for the years ended December 31, 2008 and 2007 were $34,304 and $32,779, respectively, resulting in an increase of $1,525 or 4.7%. The increase in property operating expense was primarily caused by an increase in real estate tax expense and common area maintenance costs, including utility costs (gas and electric) in 2008.

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

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenues:
Rental income	$71,514	$47,039	$24,475	$21,985	$22,018	$(33)
Tenant recovery incomes	3,759	2,350	1,409	1,386	1,038	348
Other property income	15,133	4,797	10,336	15	4,739	(4,724)

Total revenues	$90,406	$54,186	$36,220	$23,386	$27,795	$(4,409)

Expenses:
Property operating expenses	$4,836	$3,277	$1,559	$1,692	$1,479	$213
Real estate taxes	2,259	1,740	519	676	793	(117)

Total operating expenses	$7,095	$5,017	$2,078	$2,368	$2,272	$96

Net property operations	83,311	49,169	34,142	21,018	25,523	(4,505)

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

Our portfolio contains 17 multi-family properties, each reporting stable rental rate levels.  The decrease in monthly base rent from $916 per month to $832 per month and increase in occupancy from 89% to 92% was a result of 2008 acquisition of lower rent base apartments.  These rates are as of the end of the period and do not represent the average rate during the years ended December 31, 2008 and 2007.

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

Acquisitions

We allocate the purchase price of each acquired business between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates.

We expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as a general and administrative expense, whether or not the acquisition is completed.  These expenses would include acquisition fees, if any, paid to an affiliate of our business manager.

Goodwill

We evaluate goodwill for impairment at least annually. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Impairment

We conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value is recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, we are required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

We also evaluate our equity method investments for impairment indicators. The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment and identities potential declines in fair value. An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

We evaluate the collectability of both interest and principal of each of our notes receivable to determine whether it is impaired. A note receivable is considered to be impaired when management determines that it is probable that we will not be able to collect all amounts due under the contractual terms of the note receivable. When a note receivable is considered impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the underlying collateral if the note receivable is collateral dependent.

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

Investment in Marketable Securities

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2009 and 2008 consists of common stock investments and investments in commercial mortgage backed securities that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

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

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties. Upon receipt of the payments, the receipts will be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash. We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. As of December 31, 2009, there were no material adjustments for master lease agreements.

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

Partially-Owned Entities

We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”).  If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in Financial Accounting Standards Board (FASB)

Accounting Standards Codification (ASC) Topic on Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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

For 2010, we believe that our acquisitions will be fewer than prior years as our primary capital raise was completed in April 2009.

Our principal demands for funds will be:

•

to service or pay-down our debt;

•

to pay our expenses and the operating expenses of our properties;

•

to make distributions to our stockholders;

•

to invest in properties;

•

to fund joint ventures and development commitments;

•

to fund capital expenditures; and

•

to invest in REIT marketable securities.

Generally, our cash needs will be funded from:

•

income earned on our investment properties;

•

interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•

proceeds from borrowings on properties;

•

distributions from our joint venture investments; and

•

issuance of shares under our distribution reinvestment plan.

Acquisitions and Investments

We completed approximately $1.1 billion of real estate acquisitions in 2009 and $1.9 billion in 2008. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the primary offering of our shares of common stock.

Investments in Unconsolidated Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans. The joint ventures that are focused on operating properties continue to generate positive cash flows. Certain of our development joint ventures are experiencing longer lease-up timelines and could be leased at rates less than originally projected. The development joint ventures also have construction loans from third parties that could mature before the completion of the development. These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners. Although we have no additional obligation to fund these ventures, other than noted below, our investment could be at risk without the funding of additional capital. It is anticipated that the entities will be able to repay or refinance all of their debt on a timely basis, however, the debt maturities of the entities are not recourse to us and we have no obligation to fund, other than the remaining commitment listed below.

Joint Venture	Description	Investment at December 31, 2009 (000s) (a)	Remaining Commitment (000s)

Primarily Development
Weber/Inland American Lewisville TC, LP	Retail Center Development	$7,992	$-

Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D Assets	$70,752	$10,900
Cobalt Industrial REIT II	Industrial Portfolio	79,511	55,278
Net Lease Strategic Asset Fund L.P.	Net Lease Assets	180,304	-
Wakefield Capital, LLC	Senior Housing Portfolio	94,872	-
Other operating joint ventures	Lodging Facilities	30,291	-
		$455,730	$66,178
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real Estate Loan Fund	$(9,940)	$13,637

Total		$453,782	$79,815

(a) Represents our investment balance as reported for GAAP purposes on our balance sheet at December 31, 2009.

Concord Debt Holdings, LLC

On August 2, 2008, we entered into the Concord Debt Holdings, LLC joint venture (“Concord”) with Lex-Win Concord LLC, which originates and acquires real estate securities and real estate related loans.  We have invested $77.4 million in the venture as of December 31, 2009 and have accounted for this investment under the equity method.  During 2009, Concord received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements.  In addition, Concord has recorded impairment losses and loan loss reserves of $225.1 million for the year ended December 31, 2009.  The carrying value of ($9.9) million reflects the reduction in our investment in Concord from our share of the net loss at the venture level and distributions. The carrying value of this investment is recorded up to the amount at which the Company approximately believes it is obligated to fund.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of our rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.

On December 22, 2009, Lexington, Winthrop, Inland, and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provides for, among other things, the termination of any party’s obligation to contribute capital to Concord, the allocation of distributions equally among Inland, Lexington and Winthrop in Concord, and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop. The effectiveness of the settlement agreement is conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed in the Delaware Court of Chancery, by Concord to effect such cancellation. The bonds must be cancelled by August 14, 2010, or the settlement agreement becomes null and void.

Investments in Consolidated Developments

We have entered into certain development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. In addition, we have purchased land and incurred pre-development costs of $114 million for an additional five multi-family projects. We will most likely not commence construction until construction financing becomes available at appropriate rates and terms, however it is still our intent to develop these projects.

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

The properties under development and all amounts set forth below are as of December 31, 2009. (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Estimated Placed in Service Date (b)	Note Payable as of December 31, 2009 ($)	Percentage Pre-Leased as of December 31, 2009 (d)
Cityville Carlisle	Dallas, TX	Multi-family	211,512	21,458	40,775	Q3 2010	13,454	0% (e)
Cityville Block 121	Birmingham, AL	Multi-family	272,960	18,294	37,314	Q3 2010	2,420	0% (e)
Aloft Hotel	Chapel Hill, NC	Hotel	130 rooms	17,565	22,891	Q2 2010	-	-
Stone Creek	San Marcos, TX	Retail	469,741	47,454	68,836	(c)	9,068	64%
Woodbridge	Wylie, TX	Retail	519,745	35,673	71,638	(c)	8,906	42%
				140,444	241,454		33,848

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

(c)

Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The occupancy presented includes anchor tenants for the project who own their respective square feet.

(d)

The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

(e)

Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

Notes Receivable

Our notes receivable balance was $423.5 million and $480.8 million as of December 31, 2009 and 2008, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition. The notes are secured by mortgages on land, shopping centers and hotel properties and certain loans guaranteed by the borrowers. Interest only is due each month at rates ranging from 1.86% to 9.50% per annum. For the years ended December 31, 2009 and 2008, we recorded interest income from notes receivable of $26.4 million and $27.6 million, respectively, which is included in the interest and dividend income on the consolidated statement of operations and other comprehensive income.

Ten of our notes receivable with an aggregate book value (after impairment) of $243.0 million are considered impaired. We evaluate the collectability of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals. We recorded $74.1 million of impairment on six of these notes.  The remaining book value of these six notes receivable, after impairment charges, aggregates to $11.5 million.  We determined the amount of impairment to recognize based on a determination of the fair value of the underlying collateral based on appraisals as of or near December 31, 2009 or an estimate of expected discounted cash flows. The impaired notes receivable generated $14.5 million of interest income for the year ended December 31, 2009.

Our investments in notes receivable consisted primarily of an aggregate $214.6 million in loans secured by three parcels of land held for development in Florida and California and a $140.8 million loan participation secured by a portfolio of 25 retail centers located in 13 states.  The remaining $68.1 million, of which $28.4 million is considered impaired, represents loans to various third parties secured by operating retail and lodging properties as well as land held for development.

Our aggregate $214.6 million loans are secured by three land parcels held for development. Two of the land sites are located in Florida and are currently held for future multi-use development with active development not likely in the near term. The third land site is located in Sacramento, California and is currently under development. All the land parcels will require substantial development and investment over a long term investment horizon before material cash-flows will be realized.  These loans are currently considered impaired as the borrower has not made the required interest payments since July of 2009.  We have not recorded any impairment losses on these loans as the estimated fair value of the underlying collateral is substantially greater than our book value for these loans.  Our analysis of the fair value of the collateral includes the review of third party appraisals as of or near December 31, 2009.  These fair value estimates are calculated using significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels.  The primary inputs are conditioned on a long-term recovery of these real estate markets so that development will deliver positive risk-adjusted returns and to the extent economic conditions do not improve, we could see decreases in the fair value of our collateral and notes.  We are also subject to near-term risk of continued non-performance of the borrower or actions from other stake-holders in these projects, which could materially impact the fair value of our collateral.

We have also invested in a $141 million loan participation secured by a portfolio of 25 retail centers located in 13 states. Our $141 million loan participation is the junior participation in an approximately $424.0 million first mortgage.  This loan matures in October of 2010 and our loan pays 5.4% over LIBOR.  These loans are current in their payments and the underlying properties are generating sufficient cash flow to service the current debt service.

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

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2009 to December 31, 2009 totaling $405.3 million or $.50 per share. These cash distributions were paid with $369 million from our cash flow from operations, $32 million provided by distributions from unconsolidated entities, as well as excess cash flow from prior years.

The following chart presents a historical view of our distribution coverage.

	2009	2008	2007	2006	2005
Cash flow provided by operations	$369,031	384,365	263,420	65,883	11,498
Distributions from unconsolidated entities	$32,081	41,704	-	-	-
Distributions Declared	$(405,337)	(418,694)	(242,606)	(41,178)	(438)
Excess (deficiency)	$(4,225)	7,375	20,814	24,705	11,060

On January 20, 2009, our board of directors voted unanimously to determine each monthly distribution rate on an adjustable basis, with a floor of $.50/share, which equates to a 5% annualized yield on a share purchase of $10 (the price at which we last offered shares of our common stock in the primary offering completed in April 2009).

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007. We had sold a total of 469,598,762 shares in the primary offering and approximately 9,720,991 shares pursuant to the offering of shares through the dividend reinvestment plan. A follow-on registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007 and terminated on April 6, 2009. On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan. As of December 31, 2009, we had sold a total of 320,634,706 shares in the follow-on offering and 56,191,861 shares pursuant to the offering of shares through the dividend reinvestment plan. Our total offering costs for both our initial and follow on-offering as of December 31, 2009 were approximately $828 million.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old. We are currently evaluating the method that we will use to assist broker-dealers with this requirement. Because of the uncertainties in the marketplace generally and the factors described herein and in our other reports filed under the Exchange Act, which could continue to impact our results of operations and financial condition, we expect that the future per share estimated value of our shares will be less than the price at which we last offered shares in a primary offering or the price of our shares currently offered through our distribution reinvestment plan.

Share Repurchase Program

As of December 31, 2009, we had repurchased 32,527,130 shares for $304 million under the share repurchase program. Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009.

Borrowings

During 2009, we repaid $10 million of amounts borrowed against our portfolio of marketable securities. During the year ended December 31, 2008, we repaid approximately $35.1 million of amounts borrowed against our portfolio of marketable securities. We borrowed approximately $371 million secured by mortgages on our properties and assumed $626.2 million of debt at acquisition for the year ended December 31, 2009. We borrowed approximately $1.0 billion secured by mortgages on our properties for the year ended December 31, 2008.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2009 (dollar amounts are stated in thousands).

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$66,193	114,963	115,410	542,227	248,612	2,428,173	3,515,578
Variable rate debt (mortgage loans)	$485,594	540,703	273,239	195,874	15,400	30,010	1,540,820

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.95%	5.11%	5.37%	5.70%	5.49%	5.69%	5.66%
Variable rate debt (mortgage loans)	2.40%	3.64%	3.49%	2.55%	5.50%	5.29%	3.13%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a premium of $1.2 million, net of accumulated amortization, is outstanding as of December 31, 2009.

We have entered into eight interest rate swap agreements that have converted $401.8 million of our mortgage loans from variable to fixed rates. The pay rates range from 1.62% to 4.75% with maturity dates from January 29, 2010 to March 27, 2013.

The table below represents the breakdown of our 2010 maturities (in thousands):

2010 maturities	$551.8
Extended or refinanced through March 15, 2010	$209.6
LIP-H and other consolidated joint ventures	$131.5

Remaining 2010 maturities	$210.7

As of December 31, 2009, we had approximately $551.8 million and $655.7 million in mortgage debt maturing in 2010 and 2011, respectively. Of the $551.8 million maturing in 2010, $131.5 million is from certain of our consolidated joint ventures, including LIP-H, which is not recourse to us. We have addressed $209.6 million through refinancing or extensions in the first quarter of 2010. We are currently negotiating refinancing the remaining debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Cash provided by operating activities	$369,031	$384,365	$263,420
Cash used in investing activities	(563,163)	(2,484,825)	(4,873,404)
Cash provided by (used in) financing activities	(250,602)	2,636,325	4,716,852
Increase (decrease) in cash and cash equivalents	(444,734)	535,865	106,868
Cash and cash equivalents, at beginning of year	945,225	409,360	302,492
Cash and cash equivalents, at end of year	$500,491	$945,225	$409,360

Cash provided by operating activities was $369 million, $384 million and $263 million for the years ended December 31, 2009, 2008 and 2007, respectively, and was generated primarily from operating income from property operations and interest and dividends. The decrease in cash flows from the year ended December 31, 2009 was due to decreases in net lodging income, interest and dividend income, and increase in business management fees and interest expenses. The increase in cash flows in 2008 over the year ended December 31, 2007 was primarily due to the 187 properties acquired during the year ended December 31, 2008.

Cash used in investing activities was $563 million, $2.5 billion and $4.9 billion for years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, cash was used primarily for purchases of investment properties and investment in developments and capital expenditures as well as used for funding of our unconsolidated joint ventures and notes receivable. We used less cash in our investing activities during the year ended December 31, 2009 than the year ended December 31, 2008 primarily due to the decrease in acquisitions from 187 in 2008 to 48 for the year ended December 31, 2009.

Cash provided by (used in) financing activities was $(251) million, $2.6 billion and $4.7 billion for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $263 million, $2.2 billion and $3.4 billion, respectively. We generated approximately $370 million from borrowings secured by mortgages on our properties for the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, we generated approximately $1.0 billion and $1.6 billion, respectively, from borrowings secured by mortgages on our properties. During the years ended December 31, 2009, 2008 and 2007, we paid approximately $412, $406 and $223 million, respectively, in distributions to our common stockholders. We also paid off mortgage debt in the amount of $436, $139 and $20 million for the years ended December 31, 2009, 2008 and 2007.

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

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of December 31, 2009 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$6,963,062	790,237	2,367,504	1,425,398	2,379,923

Ground Lease Payments	$61,552	1,071	3,279	3,427	53,775

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2009, we would be obligated to pay as much as $32.4 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing. The information in the above table does not reflect these contractual obligations.

As of December 31, 2009, we had outstanding commitments to purchase approximately $543 million of real estate properties through 2010 and fund approximately $79.8 million into joint ventures. As of December 31, 2009, we had commitments totaling $95 million for various development projects.  We intend on funding these acquisitions with cash on hand of approximately $500 million and financing from assuming debt related to some of the acquisitions in the amount above of $418 million.

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

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, please refer to the liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Notes to Consolidated Financial Statements. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands).

Joint Venture	Ownership %	Investment at December 31, 2009
Net Lease Strategic Asset Fund L.P.	85%	$180,304

Cobalt Industrial REIT II	28%	79,511

D.R. Stephens Institutional Fund, LLC	90%	70,752

Concord Debt Holdings, LLC	(a)	(9,940)

Wakefield Capital, LLC	(b)	94,872

Other Unconsolidated Joint Ventures	Various	38,283

		$453,782

(a)

We have contributed $77,400 to the venture in exchange for a 10% preferred membership interests in the venture.

(b)

We invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend.

Subsequent Events

We paid distributions to our stockholders of $34.3 million in January 2010, $34.4 million in February 2010 and $34.5 million in March 2010.

Subsequent to year end, we purchased 24 properties for $543.1 million. We financed these acquisitions by securing a new loan of $31.8 million and assuming debt of $386.4 million. The remaining $124.9 million was funded from cash balances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2009 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.4 million. If market rates of interest on all of the floating rate debt as of December 31, 2009 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.4 million.

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

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$66,193	114,963	115,410	542,227	248,612	2,428,173	3,515,578
Variable rate debt (mortgage loans)	$485,594	540,703	273,239	195,874	15,400	30,010	1,540,820

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.95%	5.11%	5.37%	5.70%	5.49%	5.69%	5.66%
Variable rate debt (mortgage loans)	2.40%	3.64%	3.49%	2.55%	5.50%	5.29%	3.13%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a premium of $1.2 million, net of accumulated amortization, is outstanding as of December 31, 2009.

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

Other than temporary impairments were $4 million and $246.2 million for the year ended December 31, 2009 and 2008, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2010.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2009 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	$298,190	205,615	185,054	226,177

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2009 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount($)	Fair Value of December 31, 2009 (1) ($)
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	24,425	(1,116)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(373)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,299)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,268)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(178)
December 12, 2008	January 1, 2009	December 12, 2011	(2)	(2)	20,245	24
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(185)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(138)

					$401,819	$(4,533)

(1) The fair value was determined by a discounted cash flow model based on changes in interest rates.
(2) Interest rate cap at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company has changed their method of accounting for noncontrolling interests due to the adoption of a new accounting pronouncement for noncontrolling interests, as of January 1, 2009.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2010

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

Assets	December 31, 2009	December 31, 2008
Assets:
Investment properties:
Land	$1,684,793	$1,481,920
Building and other improvements	7,866,633	6,735,022
Construction in progress	278,096	318,440
Total	9,829,522	8,535,382
Less accumulated depreciation	(717,547)	(406,235)
Net investment properties	9,111,975	8,129,147
Cash and cash equivalents	500,491	945,225
Restricted cash and escrows (Note 2)	71,187	72,704
Investment in marketable securities (Note 9)	217,061	229,149
Investment in unconsolidated entities (Note 4)	453,782	742,510
Accounts and rents receivable (net of allowance of $7,853 and $3,064)	80,145	70,212
Notes receivable (Note 8)	423,478	480,774
Due from related parties (Note 7)	-	750
Intangible assets, net (Note 2)	389,136	383,509
Deferred costs, net	47,429	45,323
Other assets	31,292	34,585
Deferred tax asset	2,235	2,978
Total assets	$11,328,211	$11,136,866

Liabilities and Equity

Liabilities:
Mortgages, notes and margins payable (Note 11)	$5,085,899	$4,437,997
Accounts payable and accrued expenses	43,861	49,305
Distributions payable	34,317	40,777
Accrued real estate taxes	46,805	31,371
Advance rent and other liabilities	81,477	82,568
Intangible liabilities, net (Note 2)	76,379	43,722
Other financings (Note 1)	47,762	47,762
Due to related parties (Note 7)	14,012	4,607
Deferred income tax liability	1,385	1,470
Total liabilities	5,431,897	4,739,579

Noncontrolling redeemable interests (Note 5)	264,132	264,132
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 823,619,190 and 794,574,007 shares issued and outstanding	824	795
Additional paid in capital (net of offering costs of $828,434 and $800,019, of which $788,272 and $762,612 was paid or accrued to affiliates)	7,397,831	7,129,945
Accumulated distributions in excess of net income (loss)	(1,815,054)	(1,011,757)
Accumulated other comprehensive income (loss)	29,712	(6,421)

Total Company stockholders' equity	5,613,313	6,112,562

Noncontrolling interests (Note 5)	18,869	20,593

Total equity	5,632,182	6,133,155

Total liabilities and equity	$11,328,211	$11,136,866

See accompanying notes to the consolidated financial statements.

 INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Income:
Rental income	$547,246	$418,282	$280,736
Tenant recovery income	84,237	74,169	59,587
Other property income	18,778	26,703	12,021
Lodging income	479,887	531,584	126,392

Total income	1,130,148	1,050,738	478,736

Expenses:
General and administrative expenses to related parties	10,788	9,651	6,412
General and administrative expenses to non-related parties	32,711	24,436	13,054
Property and lodging operating expenses to related parties	25,513	19,753	14,328
Property operating expenses to non-related parties	90,345	64,861	45,350
Lodging operating expenses	304,795	313,939	75,412
Real estate taxes	85,850	71,142	39,665
Depreciation and amortization	395,501	320,792	174,163
Business manager management fee	39,000	18,500	9,000
Provision for asset impairment	34,051	33,809	-
Provision for goodwill impairment	26,676	11,199	-
Impairment of notes receivable	74,136	-	-

Total expenses	1,119,366	888,082	377,384

Operating income	$10,782	$162,656	$101,352

Interest and dividend income	55,189	81,274	84,288
Other income (loss)	617	211	(2,145)
Interest expense	(254,308)	(231,822)	(108,060)
Loss on consolidated investment	(148,887)	-	-
Gain on extinguishment of debt	-	7,760	-
Equity in earnings (loss) of unconsolidated entities	(78,487)	(46,108)	4,477
Impairment of investment in unconsolidated entities	(7,443)	(61,993)	(10,084)
Realized gain (loss) and impairment on securities, net	34,155	(262,105)	(2,466)

Income (loss) before income taxes	$(388,382)	$(350,127)	$67,362

Income tax expense (Note 13)	(627)	(6,124)	(2,093)

Net income (loss)	(389,009)	(356,251)	65,269

Less: Net income attributable to noncontrolling interests	(8,951)	(8,927)	(9,347)

Net income (loss) applicable to Company	$(397,960)	$(365,178)	$55,922

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	65,068	(195,194)	(87,214)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	(34,155)	262,105	2,466
Unrealized gain (loss) on derivatives	5,220	(9,054)	-

Comprehensive loss	$(361,827)	$(307,321)	$(28,826)
Net income (loss) available to common stockholders per common share, basic and diluted (Note 15)	$(0.49)	$(0.54)	$0.14
Weighted average number of common shares outstanding, basic and diluted	811,400,035	675,320,438	396,752,280

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2009, 2008 and 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2007	168,620,150	$169	$1,504,503	$(41,201)	$20,470	$24,167	$1,508,108	$264,132

Net income	-	-	-	55,922	-	102	56,024	9,245
Unrealized loss on investment securities	-	-	-	-	(87,214)	-	(87,214)	-
Reversal of unrealized loss to realized loss on investment securities	-	-	-	-	2,466	-	2,466	-
Distributions declared	-	-	-	(242,606)	-	(1,806)	(244,412)	(9,245)
Acquisition of noncontrolling interest	-	-	-	-	-	1,320	1,320	-
Proceeds from offering	366,968,611	364	3,659,182	-	-	-	3,659,546	-
Offering costs	-	-	(379,110)	-	-	-	(379,110)	-
Proceeds from distribution reinvestment program	13,869,258	16	131,748	-	-	-	131,764	-
Shares repurchased	(1,289,030)	(1)	(11,924)	-	-	-	(11,925)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	1,311	-	-	-	1,311	-

Balance at December 31, 2007	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$23,783	$4,637,878	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2009, 2008 and 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2008	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$23,783	$4,637,878	$264,132

Net loss	-	-	-	(365,178)	-	(318)	(365,496)	9,245
Unrealized loss on investment securities	-	-	-	-	(195,194)	-	(195,194)	-
Reversal of unrealized loss to realized loss on investment securities	-	-	-	-	262,105	-	262,105	-
Unrealized loss on derivatives	-	-	-	-	(9,054)	-	(9,054)	-
Distributions declared	-	-	-	(418,694)	-	(2,872)	(421,566)	(9,245)
Proceeds from offering	231,961,443	232	2,327,910	-	-	-	2,328,142	-
Offering costs	-	-	(242,897)	-	-	-	(242,897)	-
Proceeds from distribution reinvestment program	25,485,006	26	242,087	-	-	-	242,113	-
Shares repurchased	(11,041,431)	(11)	(102,993)	-	-	-	(103,004)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	128	-	-	-	128	-

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

 (A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2009, 2008 and 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2009	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net loss	-	-	-	(397,960)	-	(294)	(398,254)	9,245
Unrealized gain on investment securities	-	-	-	-	65,068	-	65,068	-
Reversal of unrealized gain to realized gain on investment securities	-	-	-	-	(34,155)	-	(34,155)	-
Unrealized gain on derivatives	-	-	-	-	5,220	-	5,220	-
Distributions declared	-	-	-	(405,337)	-	(2,732)	(408,069)	(9,245)
Contributions from noncontrolling interests	-	-	-	-	-	1,302	1,302	-
Proceeds from offering	24,869,350	25	253,961	-	-	-	253,986	-
Offering costs	-	-	(28,415)	-	-	-	(28,415)	-
Proceeds from distribution reinvestment program	24,347,096	24	231,282	-	-	-	231,306	-
Shares repurchased	(20,171,263)	(20)	(188,956)	-	-	-	(188,976)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	14	-	-	-	14	-

Balance at December 31, 2009	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income (loss)	$(389,009)	$(356,251)	$65,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	395,501	320,792	174,163
Amortization of above and below market leases, net	(1,688)	(2,408)	(156)
Amortization of debt premiums, discounts, and financing costs	10,032	11,419	6,661
Amortization of note receivable discount	(8,107)	(3,208)	-
Straight-line rental income	(16,329)	(17,457)	(12,764)
Extinguishment of debt	-	(7,760)	-
Loss on consolidated investment	148,887	-	-
Provision for asset impairment	34,051	33,809	-
Provision for goodwill impairment	26,676	11,199	-
Impairment of notes receivable	74,136	-	-
Equity in loss (earnings) of unconsolidated entities	78,487	46,108	(4,477)
Distributions from unconsolidated entities	9,040	2,522	7,529
Impairment of investment in unconsolidated entities	7,443	61,993	10,084
Realized (gain) loss on investments in securities	(38,193)	15,941	(19,280)
Impairment of investments in securities	4,038	246,164	21,746
Other non-cash adjustments	319	228	1,466
Changes in assets and liabilities:
Accounts and rents receivable	6,769	542	(17,641)
Prepaid rental and recovery income	8,389	8,954	7,991
Other assets	3,521	2,987	(10,392)
Accounts payable and other liabilities	(8,906)	4,549	36,705
Accrued real estate taxes	12,560	3,334	(3,484)
Due to related parties	11,414	908	-

Net cash flows provided by operating activities	369,031	384,365	263,420

Cash flows from investing activities:
Purchase of Winston Hotels	-	-	(532,022)
Purchase of Apple Five	-	-	(617,175)
Purchase of RLJ Hotels	-	(503,065)	-
Consolidation of LIP-H	1,757	-	-
Purchase of investment properties	(376,387)	(981,183)	(2,423,853)
Acquired in-place and market-lease intangibles, net	(63,777)	(53,095)	(170,740)
Capital expenditures and tenant improvements	(72,076)	(83,618)	(26,415)
Investment in development projects	(134,453)	(137,187)	(196,628)
Sale of investment properties	-	27,659	-
Acquisition of joint venture interest	-	(10,823)	-
Purchase of investment securities	(53,861)	(228,411)	(266,950)
Sale of investment securities	131,017	47,464	75,115
Investment in unconsolidated entities	(27,909)	(411,961)	(448,727)
Distributions from unconsolidated entities	32,081	41,704	-
Payment of leasing fees and franchise fees	(4,137)	(3,693)	(3,262)
Payments from (funding of) notes receivable, net	417	(196,345)	(210,917)
Restricted escrows	2,983	(41,446)	2,453
Other assets	1,182	49,175	(54,283)

Net cash flows used in investing activities	(563,163)	(2,484,825)	(4,873,404)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Cash flows from financing activities:
Proceeds from offering	253,986	2,328,142	3,659,546
Proceeds from the dividend reinvestment program	231,306	242,113	131,764
Shares repurchased	(192,548)	(103,004)	(11,925)
Payment of offering costs	(29,616)	(246,777)	(379,418)
Distributions paid	(411,797)	(405,925)	(222,697)
Proceeds from mortgage debt and notes payable	370,555	1,021,844	1,566,482
Payoffs of mortgage debt	(435,540)	(138,707)	(20,194)
Principal payments of mortgage debt	(6,708)	(3,375)	(929)
Proceeds from (paydown of) margin securities debt, net	(10,044)	(35,113)	25,529
Payment of loan fees and deposits	(9,353)	(11,032)	(18,618)
Distributions paid to noncontrolling interests	(2,732)	(2,872)	(1,805)
Distributions paid to noncontrolling redeemable interests	(9,245)	(9,245)	(9,245)
Contributions from noncontrolling interests	1,302	-	-
Due from related parties, net	(168)	276	(1,638)

Net cash flows provided by (used in) financing activities	(250,602)	2,636,325	4,716,852

Net increase (decrease) in cash and cash equivalents	(444,734)	535,865	106,868
Cash and cash equivalents, at beginning of period	945,225	409,360	302,492

Cash and cash equivalents, at end of period	$500,491	$945,225	$409,360

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(1,021,008)	$(1,131,748)	(2,593,881)
Tenant and real estate tax liabilities assumed at acquisition	13,440	1,972	15,612
Assumption of mortgage debt at acquisition	626,174	147,423	137,210
Non-cash discount/premium	5,007	205	2,128
Assumption of lender held escrows at acquisition	-	-	1,175
Other financings	-	965	13,903

	(376,387)	(981,183)	(2,423,853)

Purchase of Winston Hotels	-	-	(843,137)
Assumption of mortgage debt at acquisition	-	-	209,952
Assumption of noncontrolling interest at acquisition	-	-	1,320
Cash assumed at acquisition	-	-	65,978
Net liabilities assumed at acquisition	-	-	33,865

	-	-	(532,022)

Purchase of Apple Five	-	-	(699,345)
Cash assumed at acquisition	-	-	78,898
Net liabilities assumed at acquisition	-	-	3,272

	-	-	(617,175)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Purchase of RLJ Hotels	-	(932,200)	-
Assumption of mortgage debt at acquisition	-	426,654	-
Liabilities assumed at acquisition	-	2,481	-

	-	(503,065)	-

Cash paid for interest, net capitalized interest of $9,648, $7,032 and $2,488 for 2009, 2008 and 2007	$245,912	$219,419	$99,553

Supplemental schedule of non-cash investing and financing activities:

Consolidation of LIP-H assets	$135,686	$-	$-

Assumption of mortgage debt at consolidation of LIP-H	$(96,763)	$-	$-

Liabilities assumed at consolidation of LIP-H	$(3,584)	-	-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

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

At December 31, 2009, the Company owned a portfolio of 952 commercial real estate properties, compared to 904 and properties at December 31, 2008. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	713	16,643,477 square feet
Lodging	99	15,121 rooms
Office	40	10,061,182 square feet
Industrial	65	15,659,041 square feet
Multi-Family	27	9,481 units
LIP-Holdings, LLC	8	487,038 square feet

Consolidated entities

Minto Builders (Florida), Inc.

On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005. Pursuant to the terms of the purchase agreement, the Company purchased 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1,172,000 in MB REIT. MB REIT is not considered a Variable Interest Entity (“VIE”) as defined in Financial Accounting Standards Board (“FASB”) Account Standards Codification (“ASC”) 810, Consolidation, (previously FASB Interpretation 46R), however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT. Therefore this entity is

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

consolidated by the Company and the outside ownership interests are reflected as noncontrolling interests in the accompanying consolidated financial statements.

A put/call agreement that was entered into by the Company and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain rights to sell its shares of MB REIT stock back to MB REIT. The agreement is considered a free standing financial instrument and is accounted for pursuant to ASC 480, Distinguishing Liabilities from Equity, (previously Statement of Financial Accounting Standard (“SFAS”) 150) and ASC 815, Derivatives and Hedging, (previously SFAS 133). Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. This derivative was not designated as a hedge and the change in fair value is recorded in other income (loss) in the accompanying consolidated statements of operations and other comprehensive income.

Consolidated Developments

The Company has ownership interests in three consolidated development joint ventures. Village at Stonebriar, LLC is a retail shopping center development in Plano, Texas, which the Company contributed $20,000 and is entitled to receive a 12% preferred distribution. Stone Creek Crossing, L.P. is a retail shopping center development in San Marcos, Texas, which the Company contributed $26,790 and is entitled to receive an 11% preferred return. Woodbridge Crossing, L.P. is a retail shopping center development in Wylie, Texas. As of December 31, 2009, the Company has contributed approximately $19,500 to the venture and is entitled to receive an 11% preferred return. Village at Stonebriar, LLC, Stone Creek Crossing, L.P. and Woodbridge Crossing, L.P. are considered VIEs as defined in ASC 810, and the Company is considered the primary beneficiary for the joint ventures. Therefore, these entities are consolidated by the Company and the outside interests are reflected as noncontrolling interests in the accompanying consolidated financial statements.

Other

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered VIEs as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, the these entities are treated as 100% owned subsidiaries by the Company with the amount due the outside owners reflected as a financing and included within other financings in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.

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

December 31, 2009, 2008 and 2007

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

Revenue for lodging facilities is recognized when the services are provided. Additionally, the Company collects sales, use, occupancy and similar taxes at its lodging facilities which it presents on a net basis (excluded from revenues) on the consolidated statements of operations and other comprehensive income.

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and amounts due are considered collectible.

The Company defers recognition of contingent rental income (i.e. percentage/excess rent) until the specified target that triggers the contingent rental income is achieved.

Consolidation

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”).  If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to conform to the 2009 presentations.

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

December 31, 2009, 2008 and 2007

Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loans as a component of interest expense.

Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs are also capitalized during such periods. Additionally, the Company treats investments accounted for by the equity method as assets qualifying for interest capitalization provided (1) the investee has activities in progress necessary to commence its planned principal operations and (2) the investee’s activities include the use of such funds to acquire qualifying assets.

Impairment

The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary.

The use of projected future cash flows is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

During the year ended December 31, 2009, the Company determined that one development was impaired and recorded an impairment of $19,090. Additionally, the Company recorded an impairment charge of $14,961 in relation to six properties. The fair values were determined based on a combination of appraisals at or near December 31, 2009 and offers received on certain properties. These impairments were a result of a change in the Company’s estimated holding period. The impairments are included in provision for asset impairment on the consolidated statements of operations and other comprehensive income. The Company recorded impairment of $33,809 for the year ended December 31, 2008. No impairment was recognized during 2007.

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment.  For the year ended December 31, 2009, management determined that two of its unconsolidated entities were impaired.  The Company recorded impairment of $7,443 for the year ended December 31, 2009. The Company recorded its investment in these two unconsolidated entities at zero based on an evaluation of fair value of the underlying investment which includes a review of expected cash flows to be received from the investee. Impairment of $61,993 and $10,084 was recorded for the years ended December 31, 2008 and 2007.

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

The Company recognizes all derivatives in the balance sheet at fair value. Additionally, the fair value adjustments will affect either equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the criteria for hedge accounting is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes.

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2009 and 2008 consists of common stock investments and investments in commercial mortgage backed securities that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee. For the years ended December 31, 2009, 2008 and 2007, the Company recorded $4,038, $246,164 and $21,746, respectively, in other than temporary impairments.

Notes Receivable

The Company evaluates the collectability of both interest and principal of each of its notes receivable to determine whether it is impaired. A note receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect all amounts due under the contractual terms of the note receivable. When a note receivable is considered impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the fair value of the underlying collateral if the note is collateral dependent. Provision of $74,136 for impairment was recorded for the year ended December 31, 2009.  No provision was recorded for the year ended December 31, 2008 and 2007.

If the Company considers a note receivable to be non-performing or the collectability is uncertain based on the underlying collateral, it will place the note receivable on non-accrual status. The Company will recognize interest income on a cash basis, as received. If the fair value of the note receivable collateral decreases to less than the amortized cost basis of the note receivable, any interest received will be recorded as a reduction of the note receivable basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the note receivable, and if the note receivable is not otherwise in default, any interest payment will be recognized as interest income.

Acquisition of Real Estate

The Company allocates the purchase price of each acquired business (as defined in the accounting guidance related to business combinations) between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates.

The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, the Company

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates. This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The Company expenses acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as a general and administrative expense, whether or not the acquisition is completed.  These expenses would include acquisition fees, if any, paid to an affiliate of the business manager.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs of $3,052, $2,777 and $2,373 was applied as a reduction to rental income for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization pertaining to the below market lease costs of $4,740, $5,185 and $2,674 was applied as an increase to rental income for the years ended December 31, 2009, 2008 and 2007, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $76,750, $68,444 and $50,394 for the years ended December 31, 2009, 2008 and 2007, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease. As of December 31, 2009, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2009 and December 31, 2008.

	Balance as of December 31, 2009	Balance as of December 31 ,2008
Intangible assets:
Acquired in-place lease	$541,259	$447,740
Acquired above market lease	30,422	15,687
Acquired below market ground lease	8,825	8,825
Advance bookings	5,782	5,782
Accumulated amortization	(204,913)	(128,962)
Net intangible assets	381,375	349,072
Goodwill, net	7,761	34,437

Total intangible assets, net	$389,136	$383,509

Intangible liabilities:
Acquired below market lease	$81,425	$44,354
Acquired above market ground lease	5,840	5,581
Other intangible liabilities	-	258
Accumulated amortization	(10,886)	(6,471)

Net intangible liabilities	$76,379	$43,722

The following table presents the amortization during the next five years related to intangible assets and liabilities at December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter	Total
Amortization of:
Acquired above
market lease costs	$(3,454)	(3,123)	(2,513)	(2,322)	(2,243)	(8,598)	(22,253)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

	2010	2011	2012	2013	2014	Thereafter	Total
Acquired below
market lease costs	$5,001	4,838	4,505	4,228	3,907	48,435	70,914

Net rental income
increase	$1,547	1,715	1,992	1,906	1,664	39,837	48,661

Acquired in-place lease
intangibles	$64,485	51,184	46,506	39,773	30,011	116,924	348,883

Advance bookings	$1,817	50	-	-	-	-	1,867

Acquired below
market ground lease	$(228)	(228)	(228)	(228)	(228)	(7,232)	(8,372)

Acquired above
market ground lease	$191	191	187	140	140	4,616	5,465

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed was recorded as goodwill. Goodwill has been recognized and allocated to specific properties in our lodging segment since each individual hotel property is an operating segment and considered a reporting unit. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.

The Company tested goodwill for impairment by first comparing the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess.

For the year ended December 31, 2009 and 2008, the Company recorded an impairment charge of $26,676 of its goodwill as a result of the effect of the slowdown in the economy and its impact on the property, resulting in increases in the capitalization and discount rates used for these properties. Each of the three properties with goodwill recorded an impairment. As a result, goodwill on each property is stated at fair value as of December 31, 2009. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are in the table below.

	2009	2008
Balance at beginning of year
Goodwill	$45,636	$-
Accumulated impairment losses	(11,199)	-
	34,437	-
Goodwill acquired	-	45,636
Impairment losses	(26,676)	(11,199)
Balance at end of year	$7,761	$34,437

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

December 31, 2009, 2008 and 2007

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders' restricted escrows of $22,790 and $23,518, earnout escrows of $3,398 and $4,406, and lodging furniture, fixtures and equipment reserves of $41,465 and $37,941 as of December 31, 2009 and December 31, 2008, respectively. Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain space has become leased and occupied.

Restricted cash consists of funds received from investors that have not been executed to purchase shares and funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items.

Income Taxes

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

(3)  Investment Properties

Acquisitions

The table below reflects acquisition activity for the year ended December 31, 2009.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units
Retail	Macquarie Portfolio	01/14/09- 4/29/09	$275,400	2,126,074
	Alcoa Exchange II	01/29/09	7,300	43,750
	Fultondale Promenade	02/02/09	30,700	249,554
	Pavilion at La Quinta	02/18/09	41,200	166,039
	Dothan Pavilion	02/18/09	42,600	327,555
	Grafton Commons	12/17/09	37,000	238,816
	Woodlake	12/31/09	28,400	159,703
Office	Sanofi-aventis	01/28/09	230,000	736,572
	AmEx Service Center – Greensboro	04/30/09	53,000	389,377
	AmEx Service Center – Taylorsville	04/30/09	46,000	395,787
	Computershare	06/24/09	62,600	185,171
Multi-Family	Brazos Ranch	01/13/09	27,700	308 units
	Woodlands Portfolio	07/08/09- 10/02/09	143,000	2,097 units
	Malibu Lakes	12/30/09	31,000	356 units

Total			$1,055,900

During the year ended December 31, 2009, the Company incurred $9,617 of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

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

December 31, 2009, 2008 and 2007

four Courtyard by Marriott® hotels, four Hilton Garden Inn® hotels and two Embassy Suites® hotels, containing an aggregate of 4,059 rooms.

The transaction valued RLJ at approximately $932,200 which included (i) the purchase of 100% of the outstanding membership interests of RLJ for $466,419; (ii) an acquisition fee paid to the Business Manager of $22,326; (iii) professional fees and other transactional costs of $1,944; (iv) the assumption of $426,654 of mortgages payable; (v) the assumption of $2,481 accounts payable and accrued liabilities; and (vi) interest rate swap breakage and loan fees of $12,376. The Company also funded $22,723 in working capital and lender escrows. Goodwill related to the acquisition was $38,170 and was allocated to three of the twenty-two hotels. Goodwill was tested for impairment under ASC 350 (formerly SFAS 142), and an impairment charge of $11,199 was recorded for the year ended December 31, 2008. At December 31, 2007, the Company had deposited $45,000 in an earnest money deposit that was included in other assets. The deposit was used to complete the RLJ merger.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments in properties	$888,062
Goodwill	$38,170
Other assets	$5,968
Total assets acquired	$932,200
Debt	$426,654
Other liabilities	$2,481
Net assets acquired	$503,065

 (4)  Investment in Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. The Company's partners manage the day-to-day operations of the properties and hold key management positions. These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and other comprehensive income.

Entity	Description	Ownership %	Investment at December 31, 2009	Investment at December 31, 2008
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$180,304	$201,798

Cobalt Industrial REIT II	Industrial portfolio	28%	79,511	66,217

LIP Holdings, LLC	Diversified real estate fund	(a)	-	185,983

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	70,752	76,258

Concord Debt Holdings, LLC	Real estate loan fund	(b)	(9,940)	67,859

Wakefield Capital, LLC	Senior housing portfolio	(c)	94,872	97,267

Other Unconsolidated Entities	Various Real Estate Investments	Various	38,283	47,128

			$453,782	$742,510

(a)

On June 8, 2007, the Company entered into the venture for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets. On January 6, 2009, the Company was

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

granted a third board seat of five on the LIP Holdings, LLC board of managers. As of December 31, 2009, this joint venture is consolidated into the financial statements of the Company (See Note 3).

(b)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, for the purpose of originating and acquiring real estate securities and real estate related loans. The carrying value of this investment is recorded up to the amount at which the Company approximately believes it is obligated to fund. See Note 16.

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

	December 31,
	2009	2008
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,208,528	$2,354,601
Real estate debt and securities investments	599,617	984,158
Other assets	313,381	481,621

Total Assets	$3,121,526	$3,820,380

Liabilities and Equity:

Mortgage debt	$2,014,152	$2,210,938
Other liabilities	113,637	129,360
Equity	993,737	1,480,082

Total Liabilities and Equity	$3,121,526	$3,820,380

Company’s share of equity	$437,671	$724,197
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,362 and $775, respectively)	16,111	18,313

Carrying value of investments in unconsolidated entities	$453,782	$742,510

	December 31,
	2009	2008	2007

Statements of Operations:
Revenues	$282,708	$248,406	$115,518

Expenses:
Interest expense and loan cost amortization	$104,854	$82,381	$31,137
Depreciation and amortization	111,389	85,279	31,684
Operating expenses, ground rent and general and administrative expenses	125,247	89,283	63,657
Impairments	197,949	67,614	-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

	December 31,
	2009	2008	2007

Total expenses	$539,439	$324,557	$126,478

Net income (loss) before gain on sale of real estate	$(256,731)	$(76,151)	$(10,960)
Gain on sale of real estate	13,799	-	15,866

Net income (loss)	$(242,932)	$(76,151)	$4,906

Company’s share of:
Net income (loss), net of excess basis depreciation of $587, $381 and $394	$(78,487)	$(46,108)	$4,477
Depreciation and amortization (real estate related)	$41,300	$53,761	$6,538

Feldman is included in the results of 2007, but not in the 2008 or 2009 results, as the value of the Company’s investment was reduced to $0 during the year ended December 31, 2008.

In the table above, the balances as of December 31, 2008 and for the year ended December 31, 2008 include amounts for LIP-H, which has been consolidated as of January 6, 2009 (See Note 3).

The unconsolidated entities had total third party debt of $2,014,152 at December 31, 2009 that matures as follows:

2010	$354,064
2011	139,771
2012	405,714
2013	145,449
2014	145,530
Thereafter	823,624

$2,014,152

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, except for remaining commitments (Note 16), however, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

 (5) Noncontrolling Interests

On January 1, 2009, the Company adopted the new requirements of ASC 810 as it relates to noncontrolling interests (formerly SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51). The new requirements of ASC 810 amend prior accounting and reporting standards for the noncontrolling interest (previously referred to as a minority interest) in a subsidiary. ASC 810 generally requires noncontrolling interests to be treated as a separate component of equity (not as a liability or other item outside of permanent equity) and consolidated net income and comprehensive income to include the noncontrolling interest’s share. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810 also contains a single method of accounting for transactions that change a parent’s ownership interest in a subsidiary by requiring that all such transactions be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary.

The consolidated financial statements presented include reclassifications to previously reported amounts to conform to the new presentation requirements of ASC 810. These reclassifications did not affect the amounts previously reported as net income attributable to common shareowners or earnings per share.

As of December 31, 2009 and 2008, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual arrangements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Balances attributable to these noncontrolling interests are reclassified either as a separate component of equity or outside of permanent equity, as appropriate, as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity, reported at greater of carrying value or redemption value. The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interests in the Company's consolidated financial statements with a balance of $264,132 as of December 31, 2009 and December 31, 2008.

 (6)  Fair Value of Financial Instruments

The table below represents the fair value of financial instruments as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$5,056,398	$4,872,189	$4,405,558	$4,268,709
Margins payable	$28,302	$28,302	$38,346	$38,346
Notes receivable	$423,478	$416,520	$480,774	$478,561

The Company estimates the fair value of its mortgages and margins payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments or in the case of certain impaired loans, by determining the fair value of the collateral supporting the loan. At December 31, 2009 and 2008, the carrying amounts of certain of the Company’s other financial instruments were representative of their fair values due to the short-term nature of these instruments.

 (7)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the years ended December 31, 2009, 2008 and 2007.

		For the years ended			Unpaid amount as of
		December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009	December 31, 2008
General and administrative:
General and administrative reimbursement	(a)	$8,975	$7,020	$2,812	$1,876	$2,401
Loan servicing	(b)	480	343	169	-	-
Affiliate share purchase discounts	(c)	14	126	1,311	-	-
Investment advisor fee	(d)	1,319	2,162	2,120	118	197
Total general and administrative to related parties		$10,788	$9,651	$6,412	$1,994	$2,598

		For the years ended			Unpaid amount as of
		December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009	December 31, 2008
Property management fees	(e)	$26,413	$20,553	$15,128	$18	$-
Business manager fee	(f)	$39,000	$18,500	$9,000	$12,000	$-
Acquisition reimbursements capitalized	(a)	$-	$1,370	$2,536	$-	$-
Acquisition fees	(g)	$-	$22,326	$37,060	$-	$-
Loan placement fees	(h)	$2,483	$1,798	$2,739	$-	$-
Offering costs	(i)	$25,660	$232,090	$371,165	$-	$693

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

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

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. The Company sold 18,067, 142,396 and 2,078,364 shares to related parties and recognized an expense related to these discounts of $14, $126 and $1,311 for the years ended December 31, 2009, 2008 and 2007, respectively.

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(e)

The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. Of the $26,413 paid for the year ended December 31, 2009, $900 was capitalized for certain services provided by the leasing department and is included in deferred costs, net on the consolidated balance sheet. Of the $20,553 and $14,328 paid for the years ended December 31, 2008 and 2007, $800 and $0 was capitalized, respectively. In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company.

(f)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company pays its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For these purposes, "invested capital" means the original issue price paid for the shares of the common stock reduced by prior distributions from the sale or financing of properties. For these purposes, "average invested assets" means, for any period, the average of the aggregate book value of assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  The Company will pay this fee for services provided or arranged by the Business Manager, such as managing day-to-day business operations, arranging for the ancillary services provided by other related parties and overseeing these services, administering bookkeeping and accounting functions, consulting with the board, overseeing  real estate assets and providing other services as the board deems appropriate. This fee terminates if the Company acquires the Business Manager. Separate and distinct from any business management fee, the Company also will reimburse the Business Manager or any related party for all expenses that it, or any related party including the sponsor, pays or incurs on its behalf including the salaries and benefits of persons employed by the Business Manager or its related parties and performing services for the Company except for the salaries and benefits of persons who also serve as one of the executive officers of the Company or as an executive officer of the Business Manager.  For any year in which the Company qualifies as a REIT, its Business Manager must reimburse it for the amounts, if any, by which the total operating expenses paid during the previous fiscal year exceed the greater of: 2% of the average invested assets for that fiscal year; or 25% of net income for that fiscal year, subject to certain adjustments described herein. For these purposes, items such as organization and offering expenses, property expenses, interest payments, taxes, non-cash charges, any incentive fees payable to the Business Manager and acquisition fees and expenses are excluded from the definition of total operating expenses. For the years ended December 31, 2009, 2008 and 2007, average invested assets were $10,358,444, $8,445,009 and $4,587,822 and operating expenses, as defined, were $72,882, $45,860 and $24,553 or .70%, .54% and .54%, respectively, of average invested assets. The Company incurred fees of $39,000, $18,500 and $9,000 for the years ended December 31, 2009, 2008, 2007, respectively, of which $12,000 and $0 remained unpaid as of December 31, 2009 and December 31, 2008, respectively. The Business Manager has agreed to waive all fees allowed but not taken, except for the $39,000, $18,500 and $9,000 for the years ended December 31, 2009, 2008 and 2007.

(g)

The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company. Acquisition fees, however, are not paid for acquisitions solely of a fee interest in a property. The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and, prior to 2009, is capitalized as part of the purchase price of the company.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

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

As of December 31, 2009, the Company had deposited $25,311 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

On February 24, 2009, the Company purchased 35,000 Inland Real Estate Corporation (IRC) convertible bonds for $24,959 with a face value of $35,000 from an unaffiliated third party. The Company sold these bonds in the third quarter of 2009 for a total gain of $6,000.

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

 (8)  Notes Receivable

The Company's notes receivable balance was $423,478 and $480,774 as of December 31, 2009 and December 31, 2008, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on vacant land, shopping centers and hotel properties and certain loans guaranteed by the owners. Interest is due each month at rates ranging from 1.86% to 9.50% per annum. For the years ended December 31, 2009, 2008 and 2007, the Company recorded interest income from notes receivable of $26,355, $27,614 and $18,423, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

Ten of the Company’s mortgage notes receivable, with an aggregate book value (after impairment) of $243,009 are considered impaired. The Company evaluates the collectibility of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals. The Company recorded $74,136 of impairment on six of these notes receivable for the year ended December 31, 2009. The remaining book value of these six notes receivable, after impairment charges, aggregates to $11,500. The Company determined the amount of impairment to recognize based on a determination of the fair value of the underlying collateral based on appraisals as of or near December 31, 2009 or an estimate of expected discounted cash flows. No impairment was recorded on the remaining impaired notes receivable of $231,509, as the fair value of the underlying collateral was in excess of the carrying value, based on appraisals at or near December 31, 2009. The impaired loans generated $14,479 of interest income for the year ended December 31, 2009.

(9)  Investment in Marketable Securities

Investment in marketable securities of $217,061 and $229,149 at December 31, 2009 and 2008 consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value.

The Company also has investments in commercial mortgage backed securities that have a fair value of $9,551 as of December 31, 2009 and are included in investment in marketable securities balance of $217,061. The balance as of December 31, 2008 was $22,615.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on December 31, 2009, the Company has accumulated other comprehensive gain of $39,753, which includes gross unrealized losses of $3,696. All such unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $58,462 as of December 31, 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

During the year ended December 31, 2009, the Company recorded an impairment of $4,038 compared to $246,164 for the year ended December 31, 2008 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

Dividend income is recognized when earned. During the years ended December 31, 2009, 2008 and 2007, dividend income of $17,977, $30,942 and $22,742 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

 (10) Leases

Operating Leases

Minimum lease payments to be received under operating leases, excluding multi-family and lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2010	$483,925
2011	464,948
2012	435,324
2013	401,295
2014	374,928
Thereafter	1,994,821

Total	$4,155,241

The remaining lease terms range from one year to 31 years. The majority of the revenue from the Company's properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties which expire in various years from 2020 to 2084. Ground lease rent is recorded on a straight-line basis over the term of each lease. For the years ended December 31, 2009, 2008 and 2007, ground lease rent was $1,872, $1,729 and $926, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2010	1,071
2011	1,076
2012	1,092
2013	1,111
2014	1,138
Thereafter	56,064

Total	$61,552

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

(11) Mortgages, Notes and Margins Payable

During the year ended December 31, 2009, the following debt transactions occurred:

Property	Date of Financing	Interest per Annum	Amount of Loan	Maturity Date
United Healthcare Cypress	01/15/09	LIBOR + 280 bps	$22,000	01/13/12
Brazos Ranch	01/21/09	5.67%	15,200	02/01/14
Sanofi-aventis (1)	01/28/09	5.75%	190,000	12/06/15
Fultondale Promenade	02/02/09	5.6%	16,900	02/01/14
Pavilions at La Quinta (1)	02/18/09	LIBOR + 185 bps	24,000	04/28/12
Dothan Pavilion (1)	02/18/09	LIBOR + 170 bps	37,200	12/18/12
Macquarie (1)	03/25/09	4.44%-5.05%	36,700	05/01/10-01/08/12
The Radian Apartments	04/15/09	5.85%	58,500	05/01/14
Home Depot – Valdosta	04/15/09	LIBOR + 350 bps (floor of 5%)	15,500	04/05/12
Home Depot – Birmingham	04/15/09	LIBOR + 350 bps (floor of 5%)	17,100	04/15/12
Macquarie (1)	04/30/09	4.44%-7.00%	109,500	07/01/10-05/01/28
AmEx Service Center – Greensboro (1)	04/30/09	4.27%	33,000	01/01/15
AmEx Service Center – Taylorsville (1)	04/30/09	4.30%	30,100	04/01/15
Computershare (1)	06/24/09	5.34%	44,500	10/02/35
McKinney Outlots	06/25/09	6.50%	3,400	06/25/14
Coweta Crossing	06/29/09	6.35%	3,100	05/29/12
Woodlands	07/08/09	5.24%	56,400	08/01/14
Woodlands (Parkside) (1)	09/25/09	5.15%	18,000	09/30/15
Macquarie	09/29/09	LIBOR + 325 bps (floor of 5.5%)	39,100	09/29/12
Woodlands Portfolio (Woodridge) (1)	10/02/09	5.17%	13,500	11/11/15
United Health Care - Fredrick, MD	12/18/09	LIBOR + 450 bps (floor of 6%)	18,200	12/18/16
University House - Birmingham	12/21/09	Freddie Reference Bill Index + 412 bps	11,800	01/01/17
Hilton Garden Inn – Morrisville, NC	12/23/09	LIBOR + 400 bps (floor of 6.5%)	8,000	01/01/13
Malibu Lakes	12/30/09	4.75%	17,900	12/30/14
Grafton Commons	12/30/09	6.10%	18,500	12/30/14
Woodlake Shopping Center	12/31/09	LIBOR + 350 bps (floor of 5.5%)	15,400	12/31/14
Total			$873,500

(1)

Debt was assumed at acquisition of property

Mortgage loans outstanding as of December 31, 2009 and 2008 were $5,056,398 and $4,405,558 and had a weighted average interest rate of 4.9% and 4.97%, respectively. Mortgage premium and discount, net was a premium of $1,199 and a discount of $5,909 as of December 31, 2009 and 2008. As of December 31, 2009, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

	As of December 31, 2009	Weighted average interest rate
2010	$551,787	2.82%
2011	$655,666	3.90%
2012	$388,649	4.05%
2013	$738,101	4.86%
2014	$264,012	5.49%
Thereafter	$2,458,183	5.69%

The Company is negotiating refinancing certain debt maturing in 2010 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. It is anticipated that the Company will be able to repay, refinance or extend the maturities of all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $500,000 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. Although all of the mortgage loans are current with payments, as of December 31, 2009, the Company was in default on eight loans in its LIP-H segment, with a carrying value of $77,329, which have 2010 maturities, and one loan for a consolidated joint venture with a carrying value of $27,363.

The Company has purchased a portion of its securities through margin accounts. As of December 31, 2009 and December 31, 2008, the Company has recorded a payable of $28,302 and $38,346, respectively, for securities purchased on margin. This debt bears a variable interest rate of the LIBOR plus 50 basis points. At December 31, 2009 and December 31, 2008, this rate was .585% and 1.777%. Interest expense in the amount of $168, $3,776 and $5,479 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2009, 2008 and 2007, respectively.

(12) Derivatives

As of December 31, 2009, in connection with eight mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $401,819. The Company’s interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of December 31, 2009. The fair value of the Company’s swaps increased $5,220 during the year ended December 31, 2009 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes interest rate swap contracts outstanding as of December 31, 2009:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2009
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(1,116)
February 6, 2008	February 6, 2008	January 29, 2010	4.39%	1 month LIBOR	200,000	(373)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,299)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,268)
March 28, 2008	March 28, 2008	March 27, 2010	2.40%	1 month LIBOR	35,450	(178)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	24
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(185)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(138)

					$401,819	$(4,533)

(1) Interest rate cap at 4.75%.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2009, the Company recorded $262 of ineffectiveness, which is included in interest expense on the consolidated statements of operations and other comprehensive income. The Company recorded $242 of ineffectiveness during the year ended December 31, 2008, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3,774 will be reclassified to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2009 and December 31, 2008.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

	Liability Derivatives
	As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:

Interest Rate Products	Advance rent and other liabilities	$4,533	Advance rent and other liabilities	$9,753

The derivative instruments were reported at their fair value of $4,533 and $9,753 in advance rent and other liabilities at December 31, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2009, 2008 and 2007:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,				December 31,				December 31,
	2009	2008	2007		2009	2008	2007		2009	2008	2007

Interest Rate Products	$ 5,220	$ (9,054)	-	Interest expense	$ (8,766)	$ (3,254)	-	Interest expense	$ (262)	$ (242)	$ (1,464)

During the year ended December 31, 2009, the Company recognized additional other comprehensive gain of $5,220 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2009. During the year ended December 31, 2008, the Company recognized additional other comprehensive loss of $9,054 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2008. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,950 and $3,000 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively, with $1,050 included in other income on the consolidated statements of operations and other comprehensive income at December 31, 2009. For the years ended December 31, 2008 and 2007, expense of $651 and $2,065 was included in other income on the consolidated statements of operations and other comprehensive income.

The Company does not use derivatives for trading or speculative purposes.

 (13) Income Taxes

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

December 31, 2009, 2008 and 2007

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

In 2007, the Company formed the following wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing: Barclay Holdings, Inc., Inland American Holding TRS, Inc., and Inland American Communities Third Party, Inc. In 2008, the Company formed Inland American Lodging Garden Grove Harbor TRS, LLC in connection with an addition to the lodging portfolio. Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, the Company’s taxable REIT subsidiaries are required to pay income taxes at the applicable rates. In addition, the Company is also subject to certain state and local taxes.

The components of income tax expense for the years ended December 31:

	2009			2008			2007
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$(2,043)	$1,728	$(315)	$3,216	$2,370	$5,586	$409	$1,127	$1,536
Deferred	859	83	942	601	(63)	538	404	153	557

Total income tax expense (benefit)	$(1,184)	$1,811	$627	$3,817	$2,307	$6,124	$813	$1,280	$2,093

The components of the deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Net operating loss – Barclay Holding, Inc.	$4,168	$4,429
Net operating loss - Inland American Holding TRS, Inc.	2,736	-
Lease acquisition costs - Barclay Holding, Inc.	1,883	2,511
Depreciation expense – Barclay Holding, Inc.	459	313

Total deferred tax assets	9,246	7,253

Less: Valuation allowance	(7,011)	(4,275)

Net deferred tax assets	$2,235	$2,978

Gain on sales of real estate, net of depreciation effect	$1,408	1,408
Straight-line rents	7	7
Others	(30)	55

Deferred tax liabilities	$1,385	1,470

Federal net operating loss carryforwards amounting to $18,509 begin to expire in 2023, if not utilized by then.

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

December 31, 2009, 2008 and 2007

considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $7,011 at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2009, 2008, and 2007 or in the consolidated balance sheets as of December 31, 2009 and 2008. As of December 31, 2009, all of the Company’s tax years remain subject to examination by U.S. and various state tax jurisdictions.

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

A summary of the average taxable nature of the Company's common distributions paid for each of the years in the three year period ended December 31, 2009 is as follows:

	2009	2008	2007
Ordinary income	$0.14	$0.32	$0.33
Capital gains	-	-	0.06
Return of capital	0.37	0.30	0.22

Total distributions per share	$0.51	$0.62	$0.61

(14)  Segment Reporting

The Company has six business segments: Office, Retail, Industrial, Lodging, Multi-family and LIP-H. The Company evaluates segment performance primarily based on net property operations. Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, noncontrolling interest expense or interest and other investment income from corporate investments.  The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

The Company considers LIP-H a reportable segment as of January 6, 2009 (Note 3) as the operating results of LIP-H are reviewed by the Company’s chief operating decision maker for performance and strategic decisions. The Company previously accounted for its investment in LIP-H under the equity method and as such has not revised prior period segment disclosures.

For the year ended December 31, 2009, approximately 10% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc  Also, as of December 31, 2009, approximately 8% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

The following table summarizes net property operations income by segment for the year ended December 31, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$529,230	$143,210	$235,267	$71,743	$-	$65,957	$13,053
Straight-line rents	16,328	5,693	5,740	4,093	-	411	391
Amortization of acquired above and below market leases, net	1,688	(447)	2,712	(387)	-	-	(190)
Total rental income	$547,246	$148,456	$243,719	$75,449	$-	$66,368	$13,254

Tenant recovery income	84,237	28,437	50,042	4,106	-	295	1,357
Other property income	18,778	6,070	6,374	1,083	-	5,166	85
Lodging income	479,887	-	-	-	479,887	-	-
Total income	$1,130,148	$182,963	$300,135	$80,638	$479,887	$71,829	$14,696

Operating expenses	$506,503	$45,626	$78,505	$8,170	$332,455	$36,826	$4,921

Net property operations	$623,645	$137,337	$221,630	$72,468	$147,432	$35,003	$9,775

Depreciation and amortization	$(395,501)
Business manager management fee	$(39,000)
General and administrative	$(43,499)
Interest and other investment income	$55,189
Interest expense	$(254,308)
Loss on consolidated investment	$(148,887)
Income tax expense	$(627)
Other income (loss)	$617
Realized gain (loss) and impairment on securities, net	$34,155
Impairment of notes receivable	$(74,136)
Equity in loss of unconsolidated entities	$(78,487)
Impairment of investment in unconsolidated entities	$(7,443)
Provision for asset impairment	$(34,051)
Provision for goodwill impairment	$(26,676)

Net loss	$(389,009)

Net income attributable to noncontrolling interests	$(8,951)

Net loss applicable to Company	$(397,960)

Balance Sheet Data:
Real estate assets, net	$9,223,015	$1,741,907	$3,233,696	$921,209	$2,456,454	$747,094	$122,655
Non-segmented assets	2,105,196
Total Assets	$11,328,211

Capital expenditures	48,995	8,167	4,090	85	34,929	795	929

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

The following table summarizes net property operations income by segment for the year ended December 31, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$398,417	$104,900	$196,060	$66,887	$-	$30,570
Straight-line rents	17,457	5,259	6,986	5,015	-	197
Amortization of acquired above and below market leases, net	2,408	(749)	3,545	(388)	-	-
Total rentals	$418,282	$109,410	$206,591	$71,514	$-	$30,767

Tenant recoveries	74,169	27,034	43,411	3,759	-	(35)
Other income	26,703	5,733	3,322	15,133	-	2,515
Lodging operating income	531,584	-	-	-	531,584	-
Total revenues	$1,050,738	$142,177	$253,324	$90,406	$531,584	$33,247

Total operating expenses	469,695	41,959	65,722	7,095	337,888	17,031

Net property operations	$581,043	$100,218	$187,602	$83,311	$193,696	$16,216

Depreciation and amortization	$(320,792)
Business manager management fee	$(18,500)
General and administrative	$(34,087)
Interest and dividend income	$81,274
Interest expense	$(231,822)
Income tax expense	$(6,124)
Other income	$211
Realized loss and impairment on securities, net	$(262,105)
Provision for asset impairment	$(33,809)
Provision for goodwill impairment	$(11,199)
Gain on extinguishment of debt	$7,760
Equity in loss of unconsolidated entities	$(46,108)
Impairment of investment in unconsolidated entities	$(61,993)

Net loss	$(356,251)

Net income attributable to noncontrolling interests	$(8,927)

Net loss applicable to Company	$(365,178)

Balance Sheet Data:
Real estate assets, net	$8,204,466	$1,407,113	$2,849,229	$863,938	$2,565,472	$518,714
Non-segmented assets	2,932,400
Total assets	$11,136,866

Capital expenditures	94,171	11,741	2,260	520	79,647	3

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

The following table summarizes net property operations income by segment for the year ended December 31, 2007.

	Total	Office	Retail	Industrial	Lodging	Multi-Family

Property rentals	$267,816	$93,965	$116,557	$43,789	$-	$13,505
Straight-line rents	12,765	5,513	3,670	3,582	-	-
Amortization of acquired above and below market leases, net	155	(714)	1,201	(332)	-	-
Total rentals	$280,736	$98,764	$121,428	$47,039	$-	$13,505

Tenant recoveries	59,587	25,027	32,210	2,350	-	-
Other income	12,021	4,782	1,021	4,797	-	1,421
Lodging operating income	126,392	-	-	-	126,392	-
Total revenues	$478,736	$128,573	$154,659	$54,186	$126,392	$14,926

Total operating expenses	174,755	37,336	44,708	5,017	80,628	7,066

Net property operations	$303,981	$91,237	$109,951	$49,169	$45,764	$7,860

Depreciation and amortization	$(174,163)
Business manager management fee	$(9,000)
General and administrative	$(19,466)
Interest and dividend income	$84,288
Interest expense	$(108,060)
Income tax expense	$(2,093)
Other income (loss)	$(4,611)
Equity in earnings of unconsolidated entities	$4,477
Impairment of investment in unconsolidated entities	(10,084)

Net income	$65,269

Net income attributable to noncontrolling interests	$(9,347)

Net income applicable to Company	$55,922

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

 (15) Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. There are an immaterial amount of potentially dilutive common shares.

The basic and diluted weighted average number of common shares outstanding was 811,400,035, 675,320,438 and 396,752,280 for the years ended December 31, 2009, 2008 and 2007.

(16)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $32,404 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

As of December 31, 2009, the Company had outstanding commitments to fund approximately $79,815 into joint ventures. The Company intends on funding these commitments with cash on hand of $500,491.

Additionally, as of December 31, 2009, the Company has commitments totaling $94,916 for various development projects.

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of December 31, 2009, the Company has funded $41,465 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of December 31, 2009.

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN. The amended complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties. The amended complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett. The amended complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property. With respect to the remaining three development hotels, the amended complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20,100. Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint. On March 13, 2009, the court denied the motion to dismiss. Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against Crockett. Contemporaneously with the close of fact discovery, Crockett sought leave to amend its complaint to add another cause of action and to seek treble damages and attorneys fees. The court has not yet ruled on this request. Expert discovery has commenced, but has not yet been completed. Based upon an expert report recently received from Crockett, it is believed that Crockett’s maximum claim, without the inclusion of treble damages or attorneys fees, is approximately $16,800. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of the Company’s rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture. IA Sub filed this action, in part, due to a capital call demanded by Concord, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities. IA Sub claimed, as a result of the foregoing, that it was not required to fund the capital call. In response to this action, Concord has answered and filed counterclaims against IA Sub. It claimed that IA Sub was required to fund the additional capital and it also claimed damages against IA Sub for not contributing the additional capital.

On December 22, 2009, Lexington Realty Trust, Winthrop Realty Trust, the Company, and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provides for, among other things, the termination of any party’s obligation to contribute capital to Concord, the allocation of distributions equally among Inland, Lexington and Winthrop in Concord, and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop. The effectiveness of the settlement agreement is conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed in the Delaware Court of Chancery, by Concord to effect such cancellation. The bonds must be cancelled by August 14, 2010, or the settlement agreement becomes null and void. If the settlement agreement becomes null and void, the Concord lawsuit set forth above will become reinstated.

On July 21 2009, Inland American (LIP) Sub, L.L.C., (“IA LIP Sub”) filed an action against Robert Lauth, Michael Curless, Gregory Gurnick, Lawrence Palmer, (collectively “the Defendants”) and Thomas Peck (the “Peck Defendant”) for civil fraud, deception, racketeering, conspiracy and other violations of law (the “Lawsuit”) in order to recover damages with regard to certain losses of IA LIP Sub which occurred as a result with IA LIP Sub’s investment LIP Holdings, L.L.C.(“Holdings”)  On September 10, 2009, the Defendants filed answers and counterclaims against IA LIP Sub claiming breach of contract, promissory estoppel, constructive fraud, and breach of duty of good faith and fair dealing, claiming that IA LIP Sub promised to contribute additional funds to Holdings.  IA LIP Sub denies all aspects of this counterclaim, and believes that it was filed, without basis in fact, in an attempt to gain leverage over IA LIP Sub in connection with the Lawsuit. On September 16, 2009, the Peck Defendant filed answers and counterclaims against IA LIP Sub claiming, inter alia, that the Lawsuit was filed against Peck for the purpose of inducing Peck to cooperate with IA LIP Sub in its prosecution of its claims against the Defendants. IA LIP Sub denies all aspects of this counterclaim. The parties are now engaged in various pre-trial motions and are undertaking discovery. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

IA LIP Sub is also a member of Holdings, an entity formed by Inland American with regard to its investment in Lauth. Lauth has defaulted in its obligation to pay dividends to IA LIP Sub, and as a result thereof, has recently received approval from the Bankruptcy Court of the Southern District of Indiana, which is administering a bankruptcy proceeding filed by various subsidiaries of Holdings that are being prosecuted by Lauth principals, that the bankruptcy stay does not apply to Holdings, and granting the right to Holdings to begin the process of liquidating Holdings in connection with the terms of the Holdings LLC agreement.  Shortly after that ruling, Lauth representatives served a notice of a claim against Holdings relating to allegations and assertions in connection with a liquidation of Holdings. Holdings believes the claim has no merit. To IA LIP Sub’s knowledge, no lawsuit has yet been filed.

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

(17) Fair Value Measurements

The Company has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

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

December 31, 2009, 2008 and 2007

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2009
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$207,510	-	-
Commercial mortgage backed securities	$-	-	9,551
Total assets	$207,510	-	9,551

Put/call agreement in MB REIT	$-	-	1,950
Derivative interest rate instruments	$-	4,533	-
Total liabilities	$-	4,533	1,950

At December 31, 2009 and 2008, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1). To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2). The fair value of the commercial mortgage backed securities (“CMBS”) that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows. The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis using level 3 inputs as of December 31, 2009:

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

Balance, December 31, 2008	$22,615
Purchases	2,447
Sales	(16,934)
Realized gains	3,447
Unrealized losses	(2,024)

Balance, December 31, 2009	$9,551

Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

The Company recognized certain non-cash impairment charges to write the investments to their fair values in the year ended December 31, 2009. The fair values were determined based on discounted future cash flows, using management’s estimates of cash flows, any collateral considerations, the eventual disposition of the investments and appropriate discount and capitalization rates.

The asset groups that were impaired to fair value through this evaluation are:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$25,218	$34,051
Notes receivable	11,500	74,136
Investment in unconsolidated entities	-	7,443
Consolidated investment	137,443	148,887
Goodwill	7,761	26,676

Total	$181,922	$291,193

(18)  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167 “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. Statement No. 167 also replaces the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the application of this Statement and does not expect the adoption to have a material impact on the financial position and results of operations.

 (19)  Subsequent Events

The Company paid distributions to its stockholders of $.04167 per share totaling $34,317, $34,397 and $34,476 in January, February and March 2010.

Subsequent to year end, the Company purchased 24 properties for $543,100. The Company financed these acquisitions by securing a new loan of $31,800 and assuming debt of $386,400. The remaining $124,900 was funded from cash balances.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2009, 2008 and 2007

(20) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2009 and 2008.

	2009
	Dec. 31	Sept. 30	June 30	March 31

Total income	$280,919	286,915	288,038	274,276

Net loss	(157,594)	(27,049)	(37,333)	(167,033)

Net loss applicable to Company	(159,755)	(29,458)	(39,505)	(169,242)

Net loss, per common share, basic and diluted (1)	(.19)	(.04)	(.05)	(.21)

Weighted average number of common shares outstanding, basic and diluted (1)	821,020,633	815,129,571	808,952,703	800,227,755

	2008
	Dec. 31	Sept. 30	June 30	March 31

Total income	$280,285	263,237	271,694	235,522

Net income (loss)	(325,486)	(12,296)	(31,905)	13,436

Net income (loss) applicable to Company	(327,446)	(14,572)	(34,217)	11,057

Net income (loss), per common share, basic and diluted (1)	(.42)	(.02)	(.05)	.02

Weighted average number of common shares outstanding, basic and diluted (1)	775,350,274	703,516,765	637,875,067	575,543,596

(1)

Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2009

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET	7,712	3,500	9,241	8	3,500	9,249	12,749	889	2007
Plano, TX
24 HOUR FITNESS - 249 & JONES	-	2,650	7,079	-	2,650	7,079	9,729	1,103	2005
Houston, TX
24 HOUR FITNESS -THE WOODLANDS	-	1,540	11,287	-	1,540	11,287	12,827	1,679	2005
Woodlands, TX
6101 RICHMOND AVENUE	-	1,700	1,264	-	1,700	1,264	2,964	197	2005
Houston, TX
825 RAND	5,767	1,700	7,931	-	1,700	7,931	9,631	703	2005
Lake Zurich, IL
95th and CICERO	8,949	4,500	9,910	54	4,500	9,964	14,464	465	2008
Oak Lawn, IL
ALCOA EXCHANGE	12,810	4,900	15,577	20	4,900	15,598	20,498	897	2008
Bryant, AR
ALCOA EXCHANGE II	-	1,300	5,511	-	1,300	5,511	6,811	186	2009
Benton, AR
ANTOINE TOWN CENTER	-	1,645	7,343	58	1,645	7,401	9,046	1,075	2005
Houston, TX
ASHFORD PLAZA	-	900	2,440	204	900	2,645	3,545	412	2005
Houston, TX
ATASCOCITA SHOPPING CENTER	-	1,550	7,994	41	1,550	8,036	9,586	1,212	2005
Humble, TX
BAY COLONY	-	3,190	30,828	5,291	3,190	36,119	39,309	4,709	2005
League City, TX
BEAR CREEK VILLAGE CENTER	15,065	3,523	12,384	-	3,523	12,384	15,907	307	2009
Wildomar, CA
BELLERIVE PLAZA	6,092	2,400	7,749	56	2,400	7,805	10,205	756	2007
Nicholasville, KY
BENT TREE PLAZA	5,453	1,983	7,093	-	1,983	7,093	9,076	263	2009
Raleigh, NC
BI-LO - GREENVILLE	4,286	1,400	5,503	-	1,400	5,503	6,903	690	2006
Greenville, SC
BLACKHAWK TOWN CENTER	-	1,645	19,982	-	1,645	19,982	21,627	2,912	2005
Houston, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
BRANDON CENTRE SOUTH	16,133	5,720	19,500	102	5,720	19,602	25,322	1,884	2007
Brandon, FL
BROOKS CORNER	14,276	10,600	13,648	2,564	10,600	16,212	26,812	2,002	2006
San Antonio, TX
BUCKHEAD CROSSING	33,215	7,565	27,104	-	7,565	27,104	34,669	670	2009
Atlanta, GA
BUCKHORN PLAZA	9,025	1,651	11,770	710	1,651	12,479	14,130	1,493	2006
Bloomsburg, PA
CAMPUS MARKETPLACE	785	6,723	27,462	-	6,723	27,462	34,185	670	2009
San Marcos, CA
CANFIELD PLAZA	7,575	2,250	10,339	516	2,250	10,855	13,105	1,474	2006
Canfield, OH
CARVER CREEK	-	650	560	739	650	1,299	1,949	182	2005
Dallas, TX
CENTERPLACE OF GREELEY	17,175	3,904	14,715	-	3,904	14,715	18,619	407	2009
Greeley, CO
CHESAPEAKE COMMONS	8,950	2,669	10,839	-	2,669	10,839	13,508	1,093	2007
Chesapeake, VA
CHEYENNE MEADOWS	4,890	2,023	6,991	-	2,023	6,991	9,014	195	2009
Colorado Springs, CO
CHILI'S - HUNTING BAYOU	-	400	-	-	400	-	400	-	2005
Jacinto City, TX
CINEMARK - JACINTO CITY	-	1,160	10,540	-	1,160	10,540	11,700	1,603	2005
Jacinto City, TX
CINEMARK - WEBSTER	-	1,830	12,094	-	1,830	12,094	13,924	1,808	2005
Webster, TX
CINEMARK 12 - SILVERLAKE	-	1,310	7,496	-	1,310	7,496	8,806	1,100	2005
Pearland, TX
CITIZENS (CFG) CONNECTICUT	678	525	737	(2)	525	735	1,260	70	2007
Hamden, CT
CITIZENS (CFG) CONNECTICUT	1,095	450	1,191	(4)	450	1,187	1,637	112	2007
Colchester, CT
CITIZENS (CFG) CONNECTICUT	2,018	480	2,194	(7)	480	2,187	2,667	207	2007
Deep River, CT
CITIZENS (CFG) CONNECTICUT	1,142	430	1,242	(4)	430	1,238	1,668	117	2007
East Lyme, CT
CITIZENS (CFG) CONNECTICUT	2,435	111	2,648	(9)	111	2,640	2,751	250	2007
Montville, CT
CITIZENS (CFG) CONNECTICUT	1,123	450	1,221	(4)	450	1,217	1,667	115	2007
Stonington, CT

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) CONNECTICUT	1,150	420	1,251	(4)	420	1,247	1,667	118	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	808	490	879	(3)	490	876	1,366	83	2007
East Hampton, CT
CITIZENS (CFG) DELAWARE	653	525	353	(4)	525	349	874	33	2007
Lewes, DE
CITIZENS (CFG) DELAWARE	467	275	252	(3)	275	250	525	24	2007
Wilmington, DE
CITIZENS (CFG) DELAWARE	393	485	212	(2)	485	210	695	20	2007
Wilmington, DE
CITIZENS (CFG) ILLINOIS	3,260	1,870	2,414	(6)	1,870	2,408	4,278	228	2007
Orland Hills, IL
CITIZENS (CFG) ILLINOIS	361	450	267	(1)	450	267	717	25	2007
Calumet City, IL
CITIZENS (CFG) ILLINOIS	179	815	133	(0)	815	132	947	13	2007
Chicago, IL
CITIZENS (CFG) ILLINOIS	512	575	379	(1)	575	378	953	36	2007
Villa Park, IL
CITIZENS (CFG) ILLINOIS	786	725	582	(1)	725	580	1,305	55	2007
Westchester, IL
CITIZENS (CFG) ILLINOIS	1,443	375	1,069	(2)	375	1,066	1,441	101	2007
Olympia Fields, IL
CITIZENS (CFG) ILLINOIS	1,221	290	904	(2)	290	902	1,192	85	2007
Chicago Heights, IL
CITIZENS (CFG) MELLON BANK BLD	2,205	725	2,255	143	725	2,399	3,124	216	2007
Georgetown, DE
CITIZENS (CFG) MICHIGAN	640	500	174	-	500	174	674	16	2007
Farmington, MI
CITIZENS (CFG) MICHIGAN	803	1,100	219	-	1,100	219	1,319	21	2007
Troy, MI
CITIZENS (CFG) NEW HAMPSHIRE	2,407	1,050	2,121	-	1,050	2,121	3,171	201	2007
Keene, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,270	554	1,119	-	554	1,119	1,673	106	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,420	618	1,251	-	618	1,251	1,869	118	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,472	641	1,297	-	641	1,297	1,938	123	2007
Salem, NH

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) NEW HAMPSHIRE	17,744	9,620	15,633	-	9,620	15,633	25,253	1,479	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	319	172	281	-	172	281	453	27	2007
Hinsdale, NH
CITIZENS (CFG) NEW HAMPSHIRE	284	111	250	-	111	250	361	24	2007
Ossipee, NH
CITIZENS (CFG) NEW HAMPSHIRE	294	176	259	-	176	259	435	25	2007
Pelham, NH
CITIZENS (CFG) NEW JERSEY	821	500	466	-	500	466	966	44	2007
Haddon Heights, NJ
CITIZENS (CFG) NEW JERSEY	824	850	468	-	850	468	1,318	44	2007
Marlton, NJ
CITIZENS (CFG) NEW YORK	1,156	70	1,342	-	70	1,342	1,412	127	2007
Plattsburgh, NY
CITIZENS (CFG) OHIO	2,333	400	1,736	-	400	1,736	2,136	164	2007
Fairlawn, OH
CITIZENS (CFG) OHIO	565	450	420	-	450	420	870	40	2007
Bedford, OH
CITIZENS (CFG) OHIO	641	625	477	-	625	477	1,102	45	2007
Parma, OH
CITIZENS (CFG) OHIO	678	900	505	-	900	505	1,405	48	2007
Parma, OH
CITIZENS (CFG) OHIO	683	750	508	-	750	508	1,258	48	2007
Parma Heights, OH
CITIZENS (CFG) OHIO	1,178	850	876	-	850	876	1,726	83	2007
South Russell, OH
CITIZENS (CFG) PENNSYLVANIA	689	50	771	(0)	50	771	821	73	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	1,013	85	1,134	(0)	85	1,133	1,218	107	2007
Ashley, PA
CITIZENS (CFG) PENNSYLVANIA	1,022	675	1,144	(0)	675	1,144	1,819	108	2007
Brodheadsville, PA
CITIZENS (CFG) PENNSYLVANIA	1,282	75	1,434	(0)	75	1,434	1,509	136	2007
Butler, PA
CITIZENS (CFG) PENNSYLVANIA	1,269	1,150	1,420	(0)	1,150	1,419	2,569	134	2007
Camp Hill, PA
CITIZENS (CFG) PENNSYLVANIA	1,199	500	1,342	(0)	500	1,342	1,842	127	2007
Camp Hill, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	1,636	125	1,830	(0)	125	1,830	1,955	173	2007
Carnegie, PA
CITIZENS (CFG) PENNSYLVANIA	1,390	40	1,555	(0)	40	1,555	1,595	147	2007
Charlerol, PA
CITIZENS (CFG) PENNSYLVANIA	1,275	325	1,427	(0)	325	1,427	1,752	135	2007
Dallas, PA
CITIZENS (CFG) PENNSYLVANIA	860	150	962	(0)	150	962	1,112	91	2007
Dallastown, PA
CITIZENS (CFG) PENNSYLVANIA	1,303	260	1,458	(0)	260	1,458	1,718	138	2007
Dillsburg, PA
CITIZENS (CFG) PENNSYLVANIA	1,479	485	1,655	(0)	485	1,655	2,140	157	2007
Drexel Hill, PA
CITIZENS (CFG) PENNSYLVANIA	988	50	1,106	(0)	50	1,106	1,156	105	2007
Ford City, PA
CITIZENS (CFG) PENNSYLVANIA	1,544	385	1,727	(0)	385	1,727	2,112	163	2007
Glenside, PA
CITIZENS (CFG) PENNSYLVANIA	813	125	909	(0)	125	909	1,034	86	2007
Greensburg, PA
CITIZENS (CFG) PENNSYLVANIA	975	300	1,092	(0)	300	1,091	1,391	103	2007
Highspire, PA
CITIZENS (CFG) PENNSYLVANIA	902	100	1,009	(0)	100	1,009	1,109	95	2007
Homestead, PA
CITIZENS (CFG) PENNSYLVANIA	1,516	300	1,697	(0)	300	1,696	1,996	161	2007
Kingston, PA
CITIZENS (CFG) PENNSYLVANIA	1,240	50	1,388	(0)	50	1,388	1,438	131	2007
Kittanning, PA
CITIZENS (CFG) PENNSYLVANIA	1,625	330	1,819	(0)	330	1,819	2,149	172	2007
Matamoras, PA
CITIZENS (CFG) PENNSYLVANIA	1,034	100	1,157	(0)	100	1,157	1,257	109	2007
McKees Rocks, PA
CITIZENS (CFG) PENNSYLVANIA	2,619	250	2,931	(0)	250	2,931	3,181	277	2007
Mechanicsburg, PA
CITIZENS (CFG) PENNSYLVANIA	465	40	521	(0)	40	520	560	49	2007
Mercer, PA
CITIZENS (CFG) PENNSYLVANIA	1,450	275	1,623	(0)	275	1,623	1,898	154	2007
Milford, PA
CITIZENS (CFG) PENNSYLVANIA	1,105	600	1,237	(0)	600	1,237	1,837	117	2007
Philadelphia, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	942	245	1,054	(0)	245	1,054	1,299	100	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,200	700	1,342	(0)	700	1,342	2,042	127	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,011	75	1,131	(0)	75	1,131	1,206	107	2007
Pitcairn, PA
CITIZENS (CFG) PENNSYLVANIA	3,278	75	3,668	(1)	75	3,668	3,743	347	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,849	100	2,069	(0)	100	2,069	2,169	196	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,811	900	3,146	(1)	900	3,145	4,045	298	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	922	150	1,032	(0)	150	1,032	1,182	98	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,969	75	3,322	(1)	75	3,322	3,397	314	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,414	75	1,583	(0)	75	1,582	1,657	150	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,364	50	1,527	(0)	50	1,527	1,577	145	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,024	165	2,265	(0)	165	2,265	2,430	214	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	1,194	120	1,336	(0)	120	1,336	1,456	126	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	1,116	650	1,249	(0)	650	1,249	1,899	118	2007
Souderton, PA
CITIZENS (CFG) PENNSYLVANIA	1,494	400	1,672	(0)	400	1,671	2,071	158	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	1,094	730	1,225	(0)	730	1,224	1,954	116	2007
Tannersville, PA
CITIZENS (CFG) PENNSYLVANIA	1,123	150	1,257	(0)	150	1,257	1,407	119	2007
Turtle Creek, PA
CITIZENS (CFG) PENNSYLVANIA	821	50	919	(0)	50	919	969	87	2007
Tyrone, PA
CITIZENS (CFG) PENNSYLVANIA	1,152	530	1,289	(0)	530	1,289	1,819	122	2007
Upper Darby, PA
CITIZENS (CFG) PENNSYLVANIA	861	115	964	(0)	115	964	1,079	91	2007
West Chester, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	2,481	125	2,776	(0)	125	2,776	2,901	263	2007
West Hazelson, PA
CITIZENS (CFG) PENNSYLVANIA	2,695	400	3,016	(0)	400	3,015	3,415	285	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	597	150	668	(0)	150	668	818	63	2007
Aliquippa, PA
CITIZENS (CFG) PENNSYLVANIA	680	750	761	(0)	750	761	1,511	72	2007
Allison Park, PA
CITIZENS (CFG) PENNSYLVANIA	512	100	573	(0)	100	573	673	54	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	451	350	504	(0)	350	504	854	48	2007
Beaver Falls, PA
CITIZENS (CFG) PENNSYLVANIA	506	350	567	(0)	350	567	917	54	2007
Carlisle, PA
CITIZENS (CFG) PENNSYLVANIA	431	100	483	(0)	100	483	583	46	2007
Cranberry, PA
CITIZENS (CFG) PENNSYLVANIA	545	275	610	(0)	275	610	885	58	2007
Erie, PA
CITIZENS (CFG) PENNSYLVANIA	343	90	383	(0)	90	383	473	36	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	547	40	612	(0)	40	612	652	58	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	604	625	676	(0)	625	676	1,301	64	2007
Harrisburg, PA
CITIZENS (CFG) PENNSYLVANIA	699	690	782	(0)	690	782	1,472	74	2007
Haertown, PA
CITIZENS (CFG) PENNSYLVANIA	655	50	733	(0)	50	733	783	69	2007
Hollidaysburg, PA
CITIZENS (CFG) PENNSYLVANIA	526	420	589	(0)	420	589	1,009	56	2007
Kutztown, PA
CITIZENS (CFG) PENNSYLVANIA	548	650	614	(0)	650	614	1,264	58	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	599	500	671	(0)	500	671	1,171	63	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	481	200	538	(0)	200	538	738	51	2007
Latrobe, PA
CITIZENS (CFG) PENNSYLVANIA	493	175	552	(0)	175	552	727	52	2007
Lititz, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	575	225	644	(0)	225	644	869	61	2007
Lower Burrell, PA
CITIZENS (CFG) PENNSYLVANIA	484	210	542	(0)	210	542	752	51	2007
Mountain Top, PA
CITIZENS (CFG) PENNSYLVANIA	246	125	275	(0)	125	275	400	26	2007
Munhall, PA
CITIZENS (CFG) PENNSYLVANIA	615	500	688	(0)	500	688	1,188	65	2007
New Stanton, PA
CITIZENS (CFG) PENNSYLVANIA	863	225	966	(0)	225	966	1,191	91	2007
Oakmont, PA
CITIZENS (CFG) PENNSYLVANIA	479	50	536	(0)	50	536	586	51	2007
Oil City, PA
CITIZENS (CFG) PENNSYLVANIA	609	225	682	(0)	225	682	907	65	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,540	500	1,723	(0)	500	1,723	2,223	163	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,292	300	1,446	(0)	300	1,446	1,746	137	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,002	275	1,121	(0)	275	1,121	1,396	106	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	836	250	936	(0)	250	936	1,186	89	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	714	75	799	(0)	75	799	874	76	2007
Saxonburg, PA
CITIZENS (CFG) PENNSYLVANIA	373	225	417	(0)	225	417	642	39	2007
Shippensburg, PA
CITIZENS (CFG) PENNSYLVANIA	215	200	241	(0)	200	241	441	23	2007
Slovan, PA
CITIZENS (CFG) PENNSYLVANIA	478	325	535	(0)	325	535	860	51	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	581	245	650	(0)	245	650	895	62	2007
Temple, PA
CITIZENS (CFG) PENNSYLVANIA	578	300	647	(0)	300	647	947	61	2007
Verona, PA
CITIZENS (CFG) PENNSYLVANIA	971	1,250	1,086	(0)	1,250	1,086	2,336	103	2007
Warrendale, PA
CITIZENS (CFG) PENNSYLVANIA	589	390	659	(0)	390	659	1,049	62	2007
West Grove, PA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA	578	600	647	(0)	600	646	1,246	61	2007
Wexford, PA
CITIZENS (CFG) PENNSYLVANIA	865	225	968	(0)	225	968	1,193	92	2007
Wilkes-Barre, PA
CITIZENS (CFG) PENNSYLVANIA	628	700	703	(0)	700	703	1,403	67	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	1,950	250	2,182	(0)	250	2,181	2,431	206	2007
Mount Lebanon, PA
CITIZENS (CFG) RHODE ISLAND	1,006	438	1,095	(2)	438	1,093	1,531	104	2007
Coventry, RI
CITIZENS (CFG) RHODE ISLAND	1,476	643	1,607	(3)	643	1,604	2,247	152	2007
Cranston, RI
CITIZENS (CFG) RHODE ISLAND	1,236	538	1,346	(3)	538	1,343	1,881	127	2007
Johnston, RI
CITIZENS (CFG) RHODE ISLAND	1,818	821	1,980	(4)	821	1,976	2,797	187	2007
North Providence, RI
CITIZENS (CFG) RHODE ISLAND	1,072	600	1,168	(2)	600	1,166	1,766	110	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	1,338	666	1,457	(3)	666	1,455	2,121	138	2007
Wakefield, RI
CITIZENS (CFG) RHODE ISLAND	3,506	1,278	3,817	(7)	1,278	3,810	5,088	361	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	14,561	2,254	15,856	(30)	2,254	15,826	18,080	1,498	2007
Warwick, RI
CITIZENS (CFG) RHODE ISLAND	586	375	639	(1)	375	637	1,012	60	2007
East Greenwich, RI
CITIZENS (CFG) RHODE ISLAND	719	472	783	(1)	472	781	1,253	74	2007
North Providence, RI
CITIZENS (CFG) RHODE ISLAND	647	366	705	(1)	366	703	1,069	67	2007
Rumford, RI
CITIZENS (CFG) RHODE ISLAND	603	353	657	(1)	353	655	1,008	62	2007
Warren, RI
CITIZENS (CFG) VERMONT	1,013	1,270	153	-	1,270	153	1,423	14	2007
Middlebury, VT
CITIZENS (CFG) MASSACHUSETTS	1,210	400	1,002	(1)	400	1,001	1,401	95	2007
Ludlow, MA
CITIZENS (CFG) MASSACHUSETTS	2,175	1,263	1,802	(2)	1,263	1,800	3,063	170	2007
Malden, MA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) MASSACHUSETTS	976	607	809	(1)	607	808	1,415	76	2007
Malden, MA
CITIZENS (CFG) MASSACHUSETTS	1,518	952	1,258	(2)	952	1,256	2,208	119	2007
Medford, MA
CITIZENS (CFG) MASSACHUSETTS	2,760	1,431	2,287	(3)	1,431	2,284	3,715	216	2007
Milton, MA
CITIZENS (CFG) MASSACHUSETTS	1,719	998	1,424	(2)	998	1,422	2,420	135	2007
Randolph, MA
CITIZENS (CFG) MASSACHUSETTS	1,421	743	1,177	(1)	743	1,176	1,919	111	2007
South Dennis, MA
CITIZENS (CFG) MASSACHUSETTS	1,034	310	856	(1)	310	855	1,165	81	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	1,309	1,050	1,085	(1)	1,050	1,083	2,133	102	2007
Woburn, MA
CITIZENS (CFG) MASSACHUSETTS	512	300	424	(1)	300	424	724	40	2007
Dorchester, MA
CITIZENS (CFG) MASSACHUSETTS	668	440	553	(1)	440	553	993	52	2007
Needham, MA
CITIZENS (CFG) MASSACHUSETTS	640	450	530	(1)	450	530	980	50	2007
New Bedford, MA
CITIZENS (CFG) MASSACHUSETTS	725	595	601	(1)	595	600	1,195	57	2007
Somerville, MA
CITIZENS (CFG) MASSACHUSETTS	293	300	243	(0)	300	242	542	23	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	859	621	712	(1)	621	711	1,332	67	2007
Tewksbury, MA
CITIZENS (CFG) MASSACHUSETTS	636	552	527	(1)	552	526	1,078	50	2007
Watertown, MA
CITIZENS (CFG) MASSACHUSETTS	482	350	399	(0)	350	399	749	38	2007
Wilbraham, MA
CITIZENS (CFG) MASSACHUSETTS	994	541	824	(1)	541	823	1,364	78	2007
Winthrop, MA
CITIZENS (CFG) MASSACHUSETTS	995	379	824	(1)	379	823	1,202	78	2007
Dedham, MA
CITIZENS (CFG) MASSACHUSETTS	1,246	542	1,032	(1)	542	1,031	1,573	97	2007
Hanover, MA
COWETA CROSSING	3,143	1,143	4,590	-	1,143	4,590	5,733	126	2009
Newnan, GA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CROSS TIMBERS COURT	8,193	3,300	9,939	35	3,300	9,974	13,274	962	2007
Flower Mound, TX
CROSSROADS AT CHESAPEAKE SQUARE	11,210	3,970	13,732	120	3,970	13,852	17,822	1,392	2007
Chesapeake, VA
CUSTER CREEK VILLAGE	10,149	4,750	12,245	15	4,750	12,259	17,009	1,177	2007
Richardson, TX
CYFAIR TOWN CENTER	-	1,800	13,093	7	1,800	13,100	14,900	1,562	2006
Cypress, TX
CYPRESS TOWN CENTER	-	1,850	11,630	-	1,850	11,630	13,480	1,699	2005
Houston, TX
DONELSON PLAZA	2,315	1,000	3,147	-	1,000	3,147	4,147	317	2007
Nashville, TN
DOTHAN PAVILION	37,165	8,200	38,759	-	8,200	38,759	46,959	1,124	2009
Dothan, AL
EAST GATE	6,800	2,000	10,305	-	2,000	10,305	12,305	1,033	2007
Aiken, SC
ELDRIDGE LAKES TOWN CENTER	-	1,400	14,048	28	1,400	14,076	15,476	1,683	2006
Houston, TX
ELDRIDGE TOWN CENTER	-	3,200	16,663	143	3,200	16,806	20,006	2,546	2005
Houston, TX
FABYAN RANDALL PLAZA	13,405	2,400	22,198	(113)	2,400	22,085	24,485	2,704	2006
Batavia, IL
FAIRVIEW MARKET	2,692	1,140	5,241	-	1,140	5,241	6,381	128	2009
Simpsonville, SC
FLOWER MOUND CROSSING	8,342	4,500	9,049	-	4,500	9,049	13,549	910	2007
Flower Mound, TX
FOREST PLAZA	2,142	3,400	14,550	161	3,400	14,711	18,111	1,210	2007
Fond du Lac, WI
FRIENDSWOOD SHOPPING CENTER	-	1,550	10,887	1,276	1,550	12,163	13,713	1,786	2005
Friendswood, TX
FURY'S FERRY	6,381	1,600	9,783	49	1,600	9,832	11,432	990	2007
Augusta, GA
GARDEN VILLAGE	-	3,188	16,522	-	3,188	16,522	19,710	445	2009
San Pedro, CA
GLENDALE HEIGHTS I, II, III	4,705	2,220	6,399	94	2,220	6,493	8,713	772	2006
Glendale Heights, IL
GRAFTON COMMONS SHOPPING CENTER	18,516	7,200	26,984	-	7,200	26,984	34,184	-	2009
Grafton, WI

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
GRAVOIS DILLON PLAZA	12,630	7,300	-	15,714	7,300	15,714	23,014	1,471	2007
High Ridge, MO
HERITAGE HEIGHTS	10,719	4,600	13,502	-	4,600	13,502	18,102	1,297	2007
Grapevine, TX
HERITAGE PLAZA - CHICAGO	15,243	6,368	8,831	(28)	6,368	8,803	15,171	220	2009
Carol Stream, IL
HIGHLAND PLAZA	-	2,450	15,642	-	2,450	15,642	18,092	2,235	2005
Katy, TX
HUNTER'S GLEN CROSSING	9,790	4,800	11,719	10	4,800	11,729	16,529	1,125	2007
Plano, TX
HUNTING BAYOU	-	2,400	16,265	753	2,400	17,018	19,418	2,383	2006
Jacinto City, TX
JAMES CENTER	12,368	4,497	16,219	-	4,497	16,219	20,716	601	2009
Tacoma, WA
JOSEY OAKS CROSSING	9,346	2,620	13,989	5	2,620	13,993	16,613	1,343	2007
Carrollton, TX
LAKEPORT COMMONS	-	7,800	39,984	1,929	7,800	41,912	49,712	3,208	2007
Sioux City, IA
LAKEWOOD SHOPPING CENTER	11,715	4,115	20,646	(1)	4,115	20,646	24,761	2,971	2006
Margate, FL
LAKEWOOD SHOPPING CTR PHASE II	-	6,340	6,996	(39)	6,340	6,957	13,297	658	2007
Margate, FL
LEGACY CROSSING	10,890	4,280	13,896	33	4,280	13,929	18,209	1,357	2007
Marion, OH
LEXINGTON ROAD	5,454	1,980	7,105	-	1,980	7,105	9,085	825	2006
Athens, GA
LINCOLN MALL	33,835	11,000	50,395	418	11,000	50,812	61,812	6,342	2006
Lincoln, RI
LINCOLN VILLAGE	22,035	13,600	25,053	251	13,600	25,304	38,904	2,919	2006
Chicago, IL
LORD SALISBURY CENTER	12,600	11,000	9,567	-	11,000	9,567	20,567	875	2007
Salisbury, MD
MARKET AT MORSE / HAMILTON	7,893	4,490	8,734	9	4,490	8,742	13,232	947	2007
Columbus, OH
MARKET AT WESTLAKE	4,803	1,200	6,274	79	1,200	6,353	7,553	610	2007
Westlake Hills, TX
MCKINNEY TC OUTLOTS	3,400	6,260	12	-	6,260	12	6,272	1	2007
McKinney, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
MERCHANTS CROSSING	11,816	3,404	11,281	-	3,404	11,281	14,685	287	2009
Englewood, FL
MIDDLEBURG CROSSING	6,432	2,760	7,145	46	2,760	7,192	9,952	626	2007
Middleburg, FL
MONADNOCK MARKETPLACE	26,785	7,000	39,008	159	7,000	39,166	46,166	5,461	2006
Keene, NH
NEW FOREST CROSSING II	3,438	1,490	3,922	421	1,490	4,342	5,832	461	2006
Houston, TX
NEWTOWN ROAD	968	574	877	(877)	574	-	574	-	2006
Virginia Beach, VA
NORTHWEST MARKETPLACE	19,965	2,910	30,340	31	2,910	30,371	33,281	2,747	2007
Houston, TX
NTB ELDRIDGE	-	960	-	-	960	-	960	-	2005
Houston, TX
PALM HARBOR SHOPPING CENTER	12,100	2,836	10,927	-	2,836	10,927	13,763	268	2009
Palm Coast, FL
PARADISE SHOPS OF LARGO	7,325	4,640	7,483	(27)	4,640	7,456	12,096	1,145	2005
Largo, FL
PARK WEST PLAZA	7,532	4,250	8,186	-	4,250	8,186	12,436	822	2007
Grapevine, TX
PARKWAY CENTRE NORTH	13,892	4,680	16,046	1,798	4,680	17,844	22,524	1,807	2007
Grove City, OH
PARKWAY CENTRE NORTH OUTLOT B	2,198	900	2,590	-	900	2,590	3,490	263	2007
Grove City, OH
PAVILION AT LAQUINTA	23,976	15,200	20,947	-	15,200	20,947	36,147	611	2009
LaQuinta, CA
PAVILIONS AT HARTMAN HERITAGE	23,450	9,700	28,849	1,999	9,700	30,848	40,548	2,768	2007
Independence, MO
PEACHLAND PROMENADE	4,791	1,742	6,502	-	1,742	6,502	8,244	240	2009
Port Charlotte, FL
PENN PARK	31,000	6,260	29,424	(73)	6,260	29,351	35,611	2,435	2007
Oklahoma City, OK
PINEHURST SHOPPING CENTER	-	625	2,157	252	625	2,409	3,034	364	2005
Humble, TX
PIONEER PLAZA	2,250	373	3,099	-	373	3,099	3,472	313	2007
Mesquite, TX
PLAZA AT EAGLE'S LANDING	5,310	1,580	7,002	1	1,580	7,003	8,583	776	2006
Stockbridge, GA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
POPLIN PLACE	24,586	6,100	27,790	-	6,100	27,790	33,890	1,297	2008
Monroe, NC
PROMENADE FULTONDALE	16,870	5,540	22,414	-	5,540	22,414	27,954	720	2009
Fultondale, AL
RALEIGH HILLSBOROUGH	-	2,605	-	-	2,605	-	2,605	-	2007
Raleigh, NC
RIVERSTONE SHOPPING CENTER	21,000	12,000	26,395	(26)	12,000	26,368	38,368	2,417	2007
Missouri City, TX
RIVERVIEW VILLAGE	10,121	6,000	9,649	16	6,000	9,665	15,665	930	2007
Arlington, TX
ROSE CREEK	3,968	1,443	5,630	-	1,443	5,630	7,073	207	2009
Woodstock, GA
ROSEWOOD SHOPPING CENTER	3,131	1,138	3,946	-	1,138	3,946	5,084	147	2009
Columbia, SC
SALTGRASS RESTAURANT-HUNTING BAYOU	-	540	-	-	540	-	540	-	2005
Jacinto City, TX
SARATOGA TOWN CENTER	-	1,500	12,971	101	1,500	13,071	14,571	1,874	2005
Corpus Christi, TX
SCOFIELD CROSSING	8,435	8,100	4,992	-	8,100	4,992	13,092	503	2007
Austin, TX
SHAKOPEE SHOPPING CENTER	8,800	6,900	8,583	-	6,900	8,583	15,483	1,180	2006
Shakopee, MN
SHALLOTTE COMMONS	6,078	1,650	9,028	58	1,650	9,086	10,736	821	2007
Shallotte, NC
SHERMAN PLAZA	30,275	9,655	30,982	8,343	9,655	39,324	48,979	3,880	2006
Evanston, IL
SHERMAN TOWN CENTER	36,191	4,850	49,273	-	4,850	49,273	54,123	5,751	2006
Sherman, TX
SHILOH SQUARE	3,238	1,025	3,946	-	1,025	3,946	4,971	380	2007
Garland, TX
SIEGEN PLAZA	35,853	9,340	20,251	55	9,340	20,306	29,646	914	2008
East Baton Rouge, LA
SILVERLAKE	4,750	2,031	6,975	-	2,031	6,975	9,006	195	2009
Erlanger, KY
SOUTHGATE VILLAGE	4,921	1,789	6,266	-	1,789	6,266	8,055	185	2009
Pelham, AL
SPRING TOWN CENTER	-	3,150	12,433	33	3,150	12,466	15,616	1,565	2006

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Spring, TX
SPRING TOWN CENTER III	-	1,320	3,070	866	1,320	3,936	5,256	342	2007
Spring, TX
STABLES TOWN CENTER I and II	-	4,650	19,006	2,314	4,650	21,320	25,970	2,805	2005
Spring, TX
STATE STREET MARKET	10,450	3,950	14,184	402	3,950	14,586	18,536	1,649	2006
Rockford, IL
STONE CREEK	-	-	-	2,317	-	2,317	2,317	-
San Marcos, TX
STOP & SHOP - SICKLERVILLE	8,535	2,200	11,559	-	2,200	11,559	13,759	1,450	2006
Sicklerville, NJ
STOP N SHOP - BRISTOL	8,368	1,700	11,830	-	1,700	11,830	13,530	1,484	2006
Bristol, RI
STOP N SHOP - CUMBERLAND	11,531	2,400	16,196	-	2,400	16,196	18,596	2,031	2006
Cumberland, RI
STOP N SHOP - FRAMINGHAM	9,269	6,500	8,517	-	6,500	8,517	15,017	1,068	2006
Framingham, MA
STOP N SHOP - HYDE PARK	8,100	2,000	12,274	-	2,000	12,274	14,274	1,697	2006
Hyde Park, NY
STOP N SHOP - MALDEN	12,753	6,700	13,828	-	6,700	13,828	20,528	1,734	2006
Malden, MA
STOP N SHOP - SOUTHINGTON	11,145	4,000	13,938	-	4,000	13,938	17,938	1,748	2006
Southington, CT
STOP N SHOP - SWAMPSCOTT	11,066	4,200	13,613	-	4,200	13,613	17,813	1,707	2006
Swampscott, MA
STREETS OF CRANBERRY	24,425	4,300	20,215	8,181	4,300	28,396	32,696	1,951	2007
Cranberry Township, PA
STREETS OF INDIAN LAKES	40,800	8,825	48,679	3,278	8,825	51,957	60,782	1,978	2008
Hendersonville, TN
SUNCREEK VILLAGE	2,683	900	3,155	-	900	3,155	4,055	318	2007
Plano, TX
SUNTRUST BANK I AL	806	675	1,018	(1)	675	1,017	1,692	78	2007
Muscle Shoals, AL
SUNTRUST BANK I AL	356	633	449	(0)	633	449	1,082	34	2007
Killen, AL
SUNTRUST BANK I DC	1,068	500	2,082	(1)	500	2,081	2,581	159	2007
Brightwood, DC
SUNTRUST BANK I FL	690	1,200	603	(0)	1,200	603	1,803	46	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Panama City, FL
SUNTRUST BANK I FL	900	1,400	786	(0)	1,400	786	2,186	60	2007
Orlando, FL
SUNTRUST BANK I FL	709	1,276	620	(0)	1,276	620	1,896	47	2007
Apopka, FL
SUNTRUST BANK I FL	668	1,285	584	(0)	1,285	584	1,869	45	2007
Bayonet Point, FL
SUNTRUST BANK I FL	1,006	800	879	(0)	800	879	1,679	67	2007
West Palm Beach, FL
SUNTRUST BANK I FL	779	600	681	(0)	600	681	1,281	52	2007
Daytona Beach, FL
SUNTRUST BANK I FL	611	900	534	(0)	900	534	1,434	41	2007
Sarasota, FL
SUNTRUST BANK I FL	486	759	425	(0)	759	425	1,184	32	2007
Dade City, FL
SUNTRUST BANK I FL	410	725	359	(0)	725	359	1,084	27	2007
Pensacola, FL
SUNTRUST BANK I FL	1,306	1,100	1,142	(0)	1,100	1,142	2,242	87	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	1,067	1,700	933	(0)	1,700	933	2,633	71	2007
Clearwater, FL
SUNTRUST BANK I FL	688	1,218	601	(0)	1,218	601	1,819	46	2007
Daytona Beach, FL
SUNTRUST BANK I FL	662	950	579	(0)	950	579	1,529	44	2007
Deltona, FL
SUNTRUST BANK I FL	971	1,900	849	(0)	1,900	849	2,749	65	2007
Boca Raton, FL
SUNTRUST BANK I FL	917	900	802	(0)	900	801	1,701	61	2007
Clearwater, FL
SUNTRUST BANK I FL	656	1,476	574	(0)	1,476	574	2,050	44	2007
Ocala, FL
SUNTRUST BANK I FL	611	1,100	534	(0)	1,100	534	1,634	41	2007
Palm Coast, FL
SUNTRUST BANK I FL	398	650	348	(0)	650	348	998	27	2007
Tampa, FL
SUNTRUST BANK I FL	814	1,400	712	(0)	1,400	712	2,112	54	2007
Fort Meade, FL
SUNTRUST BANK I FL	367	575	321	(0)	575	321	896	25	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Fruitland Park, FL
SUNTRUST BANK I FL	582	953	509	(0)	953	509	1,462	39	2007
Ocala, FL
SUNTRUST BANK I FL	882	950	771	(0)	950	771	1,721	59	2007
Ormond Beach, FL
SUNTRUST BANK I FL	614	1,100	537	(0)	1,100	537	1,637	41	2007
Gainesville, FL
SUNTRUST BANK I FL	419	625	366	(0)	625	366	991	28	2007
Lakeland, FL
SUNTRUST BANK I FL	733	950	641	(0)	950	641	1,591	49	2007
Hobe Sound, FL
SUNTRUST BANK I FL	359	600	314	(0)	600	314	914	24	2007
Mulberry, FL
SUNTRUST BANK I FL	633	1,060	553	(0)	1,060	553	1,613	42	2007
Indian Harbour Beach, FL
SUNTRUST BANK I FL	818	500	715	(0)	500	715	1,215	55	2007
Inverness, FL
SUNTRUST BANK I FL	1,627	2,100	1,422	(0)	2,100	1,422	3,522	109	2007
Lake Mary, FL
SUNTRUST BANK I FL	751	910	656	(0)	910	656	1,566	50	2007
Melbourne, FL
SUNTRUST BANK I FL	600	1,000	525	(0)	1,000	524	1,524	40	2007
St. Petersburg, FL
SUNTRUST BANK I FL	542	1,100	474	(0)	1,100	473	1,573	36	2007
Lutz, FL
SUNTRUST BANK I FL	962	275	841	(0)	275	841	1,116	64	2007
Marianna, FL
SUNTRUST BANK I FL	389	730	340	(0)	730	340	1,070	26	2007
Gainesville, FL
SUNTRUST BANK I FL	1,120	900	979	(0)	900	979	1,879	75	2007
Vero Beach, FL
SUNTRUST BANK I FL	883	500	772	(0)	500	772	1,272	59	2007
Mount Dora, FL
SUNTRUST BANK I FL	972	1,800	850	(0)	1,800	850	2,650	65	2007
Sarasota, FL
SUNTRUST BANK I FL	461	300	403	(0)	300	403	703	31	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	806	1,700	705	(0)	1,700	705	2,405	54	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Lakeland, FL
SUNTRUST BANK I FL	670	1,300	585	(0)	1,300	585	1,885	45	2007
North Palm Beach, FL
SUNTRUST BANK I FL	631	900	552	(0)	900	551	1,451	42	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	469	1,100	410	(0)	1,100	410	1,510	31	2007
Clearwater, FL
SUNTRUST BANK I FL	709	1,200	620	(0)	1,200	620	1,820	47	2007
Okeechobee, FL
SUNTRUST BANK I FL	983	650	859	(0)	650	859	1,509	66	2007
Ormond Beach, FL
SUNTRUST BANK I FL	823	1,100	719	(0)	1,100	719	1,819	55	2007
Osprey, FL
SUNTRUST BANK I FL	346	601	303	(0)	601	303	904	23	2007
Panama City Beach, FL
SUNTRUST BANK I FL	526	975	459	(0)	975	459	1,434	35	2007
New Port Richey, FL
SUNTRUST BANK I FL	810	1,750	708	(0)	1,750	708	2,458	54	2007
Pembroke Pines, FL
SUNTRUST BANK I FL	823	1,023	719	(0)	1,023	719	1,742	55	2007
Orlando, FL
SUNTRUST BANK I FL	1,025	1,800	896	(0)	1,800	896	2,696	68	2007
Pompano Beach, FL
SUNTRUST BANK I FL	537	1,030	469	(0)	1,030	469	1,499	36	2007
Jacksonville, FL
SUNTRUST BANK I FL	178	298	155	(0)	298	155	453	12	2007
Brooksville, FL
SUNTRUST BANK I FL	1,595	2,803	1,394	(0)	2,803	1,394	4,197	107	2007
Miami, FL
SUNTRUST BANK I FL	660	490	577	(0)	490	577	1,067	44	2007
Rockledge, FL
SUNTRUST BANK I FL	465	812	406	(0)	812	406	1,218	31	2007
Tampa, FL
SUNTRUST BANK I FL	1,305	1,565	1,141	(0)	1,565	1,141	2,706	87	2007
Seminole, FL
SUNTRUST BANK I FL	816	1,430	714	(0)	1,430	713	2,143	55	2007
Orlando, FL
SUNTRUST BANK I FL	493	861	431	(0)	861	430	1,291	33	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Jacksonville, FL
SUNTRUST BANK I FL	874	1,500	764	(0)	1,500	764	2,264	58	2007
Ocala, FL
SUNTRUST BANK I FL	1,306	2,200	1,142	(0)	2,200	1,142	3,342	87	2007
Orlando, FL
SUNTRUST BANK I FL	383	600	335	(0)	600	335	935	26	2007
Brooksville, FL
SUNTRUST BANK I FL	871	600	761	(0)	600	761	1,361	58	2007
Spring Hill, FL
SUNTRUST BANK I FL	867	1,000	758	(0)	1,000	758	1,758	58	2007
St. Augustine, FL
SUNTRUST BANK I FL	789	1,050	689	(0)	1,050	689	1,739	53	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	505	850	441	(0)	850	441	1,291	34	2007
Vero Beach, FL
SUNTRUST BANK I FL	659	1,150	576	(0)	1,150	576	1,726	44	2007
Gulf Breeze, FL
SUNTRUST BANK I FL	1,044	2,400	913	(0)	2,400	912	3,312	70	2007
Casselberry, FL
SUNTRUST BANK I FL	1,229	2,700	1,075	(0)	2,700	1,074	3,774	82	2007
Winter Park, FL
SUNTRUST BANK I FL	789	1,500	690	(0)	1,500	690	2,190	53	2007
Fort Pierce, FL
SUNTRUST BANK I FL	521	600	456	(0)	600	456	1,056	35	2007
Plant City, FL
SUNTRUST BANK I FL	757	1,540	662	(0)	1,540	662	2,202	51	2007
St. Petersburg, FL
SUNTRUST BANK I FL	756	580	661	(0)	580	660	1,240	50	2007
Ormond Beach, FL
SUNTRUST BANK I FL	900	1,840	786	(0)	1,840	786	2,626	60	2007
West St. Cloud, FL
SUNTRUST BANK I FL	746	1,450	652	(0)	1,450	652	2,102	50	2007
Tamarac, FL
SUNTRUST BANK I GA	562	1,050	584	0	1,050	584	1,634	45	2007
Brunswick, GA
SUNTRUST BANK I GA	919	2,100	955	0	2,100	955	3,055	73	2007
Kennesaw, GA
SUNTRUST BANK I GA	821	675	852	0	675	852	1,527	65	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Columbus, GA
SUNTRUST BANK I GA	690	925	716	0	925	716	1,641	55	2007
Austell, GA
SUNTRUST BANK I GA	3,207	7,184	3,329	0	7,184	3,330	10,514	254	2007
Atlanta, GA
SUNTRUST BANK I GA	728	1,375	756	0	1,375	756	2,131	58	2007
Chambleee, GA
SUNTRUST BANK I GA	758	525	787	0	525	787	1,312	60	2007
Conyers, GA
SUNTRUST BANK I GA	1,167	1,750	1,211	0	1,750	1,212	2,962	93	2007
Atlanta, GA
SUNTRUST BANK I GA	465	300	483	0	300	483	783	37	2007
Savannah, GA
SUNTRUST BANK I GA	1,146	1,325	1,190	0	1,325	1,190	2,515	91	2007
Dunwoody, GA
SUNTRUST BANK I GA	594	800	617	0	800	617	1,417	47	2007
Douglasville, GA
SUNTRUST BANK I GA	243	325	253	0	325	253	578	19	2007
Albany, GA
SUNTRUST BANK I GA	449	865	466	0	865	466	1,331	36	2007
Athens, GA
SUNTRUST BANK I GA	393	250	408	0	250	408	658	31	2007
Macon, GA
SUNTRUST BANK I GA	628	500	652	0	500	653	1,153	50	2007
Atlanta, GA
SUNTRUST BANK I GA	1,127	1,275	1,171	0	1,275	1,171	2,446	89	2007
Duluth, GA
SUNTRUST BANK I GA	544	360	565	0	360	565	925	43	2007
Thomson, GA
SUNTRUST BANK I GA	592	90	614	0	90	614	704	47	2007
Madison, GA
SUNTRUST BANK I GA	649	325	674	0	325	674	999	51	2007
Savannah, GA
SUNTRUST BANK I GA	1,079	2,025	1,120	0	2,025	1,120	3,145	86	2007
Marietta, GA
SUNTRUST BANK I GA	955	1,200	992	0	1,200	992	2,192	76	2007
Marietta, GA
SUNTRUST BANK I GA	1,099	1,000	1,141	0	1,000	1,141	2,141	87	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Cartersville, GA
SUNTRUST BANK I GA	2,176	4,539	2,259	0	4,539	2,259	6,798	173	2007
Atlanta, GA
SUNTRUST BANK I GA	448	300	465	0	300	465	765	36	2007
Lithonia, GA
SUNTRUST BANK I GA	995	1,500	1,034	0	1,500	1,034	2,534	79	2007
Peachtree City, GA
SUNTRUST BANK I GA	663	575	688	0	575	688	1,263	53	2007
Stone Mountain, GA
SUNTRUST BANK I GA	1,523	1,600	1,581	0	1,600	1,582	3,182	121	2007
Atlanta, GA
SUNTRUST BANK I GA	633	175	658	0	175	658	833	50	2007
Waycross, GA
SUNTRUST BANK I GA	334	475	347	0	475	347	822	26	2007
Union City, GA
SUNTRUST BANK I GA	445	650	462	0	650	462	1,112	35	2007
Savannah, GA
SUNTRUST BANK I GA	846	525	878	0	525	878	1,403	67	2007
Morrow, GA
SUNTRUST BANK I GA	381	575	396	0	575	396	971	30	2007
Norcross, GA
SUNTRUST BANK I GA	581	869	603	0	869	603	1,472	46	2007
Stockbridge, GA
SUNTRUST BANK I GA	433	250	449	0	250	449	699	34	2007
Stone Mountain, GA
SUNTRUST BANK I GA	374	575	388	0	575	388	963	30	2007
Sylvester, GA
SUNTRUST BANK I GA	1,026	1,100	1,065	0	1,100	1,065	2,165	81	2007
Evans, GA
SUNTRUST BANK I GA	283	200	294	0	200	294	494	22	2007
Thomson, GA
SUNTRUST BANK I MD	1,148	1,000	1,925	(1)	1,000	1,924	2,924	147	2007
Annapolis, MD
SUNTRUST BANK I MD	700	800	1,174	(0)	800	1,173	1,973	90	2007
Landover, MD
SUNTRUST BANK I MD	843	600	1,414	(1)	600	1,413	2,013	108	2007
Avondale, MD
SUNTRUST BANK I MD	872	800	1,462	(1)	800	1,461	2,261	112	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Cambridge, MD
SUNTRUST BANK I MD	939	800	1,575	(1)	800	1,574	2,374	120	2007
Cockeysville, MD
SUNTRUST BANK I MD	1,329	700	2,229	(1)	700	2,228	2,928	170	2007
Glen Burnie, MD
SUNTRUST BANK I MD	1,475	100	2,473	(1)	100	2,473	2,573	189	2007
Annapolis, MD
SUNTRUST BANK I MD	1,036	1,100	1,737	(1)	1,100	1,737	2,837	133	2007
Prince Frederick, MD
SUNTRUST BANK I NC	522	600	844	0	600	844	1,444	64	2007
Greensboro, NC
SUNTRUST BANK I NC	444	550	719	0	550	719	1,269	55	2007
Greensboro, NC
SUNTRUST BANK I NC	554	190	896	0	190	896	1,086	68	2007
Apex, NC
SUNTRUST BANK I NC	295	450	477	0	450	477	927	36	2007
Arden, NC
SUNTRUST BANK I NC	427	400	690	0	400	690	1,090	53	2007
Asheboro, NC
SUNTRUST BANK I NC	373	75	604	0	75	604	679	46	2007
Bessemer City, NC
SUNTRUST BANK I NC	274	500	444	0	500	444	944	34	2007
Durham, NC
SUNTRUST BANK I NC	434	550	701	0	550	702	1,252	54	2007
Charlotte, NC
SUNTRUST BANK I NC	551	200	891	0	200	891	1,091	68	2007
Charlotte, NC
SUNTRUST BANK I NC	566	425	915	0	425	915	1,340	70	2007
Greensboro, NC
SUNTRUST BANK I NC	316	320	512	0	320	512	832	39	2007
Creedmoor, NC
SUNTRUST BANK I NC	493	280	796	0	280	797	1,077	61	2007
Durham, NC
SUNTRUST BANK I NC	508	400	821	0	400	822	1,222	63	2007
Dunn, NC
SUNTRUST BANK I NC	241	550	389	0	550	389	939	30	2007
Harrisburg, NC
SUNTRUST BANK I NC	575	450	929	0	450	929	1,379	71	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Hendersonville, NC
SUNTRUST BANK I NC	438	230	708	0	230	709	939	54	2007
Cary, NC
SUNTRUST BANK I NC	640	300	1,034	0	300	1,035	1,335	79	2007
Mebane, NC
SUNTRUST BANK I NC	1,472	175	2,380	1	175	2,381	2,556	182	2007
Lenoir, NC
SUNTRUST BANK I NC	462	130	747	0	130	748	878	57	2007
Roxboro, NC
SUNTRUST BANK I NC	382	300	617	0	300	617	917	47	2007
Winston-Salem, NC
SUNTRUST BANK I NC	720	280	1,164	0	280	1,165	1,445	89	2007
Oxford, NC
SUNTRUST BANK I NC	252	25	408	0	25	408	433	31	2007
Pittsboro, NC
SUNTRUST BANK I NC	656	500	1,061	0	500	1,061	1,561	81	2007
Charlotte, NC
SUNTRUST BANK I NC	347	500	561	0	500	561	1,061	43	2007
Greensboro, NC
SUNTRUST BANK I NC	253	350	410	0	350	410	760	31	2007
Stanley, NC
SUNTRUST BANK I NC	236	275	382	0	275	382	657	29	2007
Salisbury, NC
SUNTRUST BANK I NC	295	250	477	0	250	477	727	36	2007
Stokesdale, NC
SUNTRUST BANK I NC	276	600	446	0	600	446	1,046	34	2007
Sylva, NC
SUNTRUST BANK I NC	147	150	237	0	150	237	387	18	2007
Lexington, NC
SUNTRUST BANK I NC	417	140	674	0	140	674	814	51	2007
Walnut Cove, NC
SUNTRUST BANK I NC	391	200	632	0	200	632	832	48	2007
Waynesville, NC
SUNTRUST BANK I NC	468	550	757	0	550	757	1,307	58	2007
Concord, NC
SUNTRUST BANK I NC	582	250	941	0	250	941	1,191	72	2007
Yadkinville, NC
SUNTRUST BANK I NC	220	275	356	0	275	356	631	27	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Rural Hall, NC
SUNTRUST BANK I NC	296	450	479	0	450	479	929	37	2007
Summerfield, NC
SUNTRUST BANK I SC	695	260	1,255	(1)	260	1,254	1,514	96	2007
Greenville, SC
SUNTRUST BANK I SC	500	36	904	(1)	36	903	939	69	2007
Fountain Inn, SC
SUNTRUST BANK I SC	420	80	758	(0)	80	758	838	58	2007
Liberty, SC
SUNTRUST BANK I SC	486	350	878	(1)	350	878	1,228	67	2007
Mauldin, SC
SUNTRUST BANK I SC	452	160	816	(0)	160	815	975	62	2007
Greenville, SC
SUNTRUST BANK I SC	342	360	618	(0)	360	617	977	47	2007
Greenville, SC
SUNTRUST BANK I SC	660	800	1,192	(1)	800	1,192	1,992	91	2007
Greenville, SC
SUNTRUST BANK I TN	284	240	319	(0)	240	319	559	24	2007
Kingsport, TN
SUNTRUST BANK I TN	208	370	234	(0)	370	233	603	18	2007
Morristown, TN
SUNTRUST BANK I TN	924	1,110	1,036	(1)	1,110	1,035	2,145	79	2007
Brentwood, TN
SUNTRUST BANK I TN	831	1,100	932	(1)	1,100	931	2,031	71	2007
Brentwood, TN
SUNTRUST BANK I TN	917	1,450	1,028	(1)	1,450	1,027	2,477	78	2007
Nashville, TN
SUNTRUST BANK I TN	312	675	350	(0)	675	350	1,025	27	2007
Nashville, TN
SUNTRUST BANK I TN	357	250	400	(0)	250	400	650	31	2007
East Ridge, TN
SUNTRUST BANK I TN	778	735	872	(1)	735	872	1,607	67	2007
Nashville, TN
SUNTRUST BANK I TN	365	370	409	(0)	370	408	778	31	2007
Chattanooga, TN
SUNTRUST BANK I TN	756	675	848	(1)	675	847	1,522	65	2007
Lebanon, TN
SUNTRUST BANK I TN	562	425	630	(1)	425	630	1,055	48	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Chattanooga, TN
SUNTRUST BANK I TN	438	185	491	(0)	185	491	676	37	2007
Chattanooga, TN
SUNTRUST BANK I TN	342	410	383	(0)	410	383	793	29	2007
Loudon, TN
SUNTRUST BANK I TN	598	1,400	671	(1)	1,400	671	2,071	51	2007
Nashville, TN
SUNTRUST BANK I TN	351	150	394	(0)	150	393	543	30	2007
Soddy Daisy, TN
SUNTRUST BANK I TN	647	660	725	(1)	660	725	1,385	55	2007
Oak Ridge, TN
SUNTRUST BANK I TN	575	335	645	(1)	335	644	979	49	2007
Savannah, TN
SUNTRUST BANK I TN	335	550	375	(0)	550	375	925	29	2007
Signal Mountain, TN
SUNTRUST BANK I TN	528	870	593	(1)	870	592	1,462	45	2007
Smyrna, TN
SUNTRUST BANK I TN	473	1,000	530	(1)	1,000	530	1,530	40	2007
Murfreesboro, TN
SUNTRUST BANK I TN	237	391	265	(0)	391	265	657	20	2007
Murfreesboro, TN
SUNTRUST BANK I TN	150	180	168	(0)	180	168	348	13	2007
Johnson City, TN
SUNTRUST BANK I TN	248	453	278	(0)	453	278	730	21	2007
Chattanooga, TN
SUNTRUST BANK I TN	405	620	454	(0)	620	454	1,074	35	2007
Nashville, TN
SUNTRUST BANK I VA	193	30	260	(0)	30	260	290	20	2007
Accomac, VA
SUNTRUST BANK I VA	226	300	306	(0)	300	306	606	23	2007
Richmond, VA
SUNTRUST BANK I VA	1,220	1,000	1,647	(0)	1,000	1,647	2,647	126	2007
Fairfax, VA
SUNTRUST BANK I VA	750	1,000	1,012	(0)	1,000	1,012	2,012	77	2007
Fredericksburg, VA
SUNTRUST BANK I VA	217	500	292	(0)	500	292	792	22	2007
Richmond, VA
SUNTRUST BANK I VA	285	140	384	(0)	140	384	524	29	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Collinsville, VA
SUNTRUST BANK I VA	256	150	346	(0)	150	346	496	26	2007
Doswell, VA
SUNTRUST BANK I VA	732	380	988	(0)	380	987	1,367	75	2007
Lynchburg, VA
SUNTRUST BANK I VA	1,098	2,200	1,482	(0)	2,200	1,482	3,682	113	2007
Stafford, VA
SUNTRUST BANK I VA	846	760	1,142	(0)	760	1,142	1,902	87	2007
Gloucester, VA
SUNTRUST BANK I VA	538	450	726	(0)	450	725	1,175	55	2007
Chesapeake, VA
SUNTRUST BANK I VA	169	310	228	(0)	310	228	538	17	2007
Lexington, VA
SUNTRUST BANK I VA	137	90	185	(0)	90	185	275	14	2007
Radford, Va
SUNTRUST BANK I VA	405	530	547	(0)	530	547	1,077	42	2007
Williamsburg, VA
SUNTRUST BANK I VA	355	860	479	(0)	860	479	1,339	37	2007
Salem, VA
SUNTRUST BANK I VA	1,006	1,170	1,357	(0)	1,170	1,357	2,527	104	2007
Roanoke, VA
SUNTRUST BANK I VA	470	150	634	(0)	150	634	784	48	2007
New Market, VA
SUNTRUST BANK I VA	740	200	999	(0)	200	999	1,199	76	2007
Onancock, VA
SUNTRUST BANK I VA	130	120	176	(0)	120	176	296	13	2007
Painter, VA
SUNTRUST BANK I VA	686	260	926	(0)	260	926	1,186	71	2007
Stuart, VA
SUNTRUST BANK I VA	369	450	498	(0)	450	498	948	38	2007
Roanoke, VA
SUNTRUST BANK I VA	180	399	243	(0)	399	243	642	19	2007
Vinton, VA
SUNTRUST II FLORIDA	1,537	1,533	893	3	1,533	896	2,429	66	2007
Miami, FL
SUNTRUST II FLORIDA	1,396	1,392	811	2	1,392	813	2,206	60	2007
Destin, FL
SUNTRUST II FLORIDA	1,466	1,463	852	2	1,463	855	2,318	63	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Dunedin, FL
SUNTRUST II FLORIDA	1,085	1,082	630	2	1,082	632	1,715	46	2007
Palm Harbor FL
SUNTRUST II FLORIDA	1,679	1,675	976	3	1,675	979	2,654	72	2007
Tallahassee, FL
SUNTRUST II FLORIDA	1,224	1,221	711	2	1,221	713	1,935	52	2007
Orlando, FL
SUNTRUST II FLORIDA	1,432	1,429	832	2	1,429	835	2,264	61	2007
Orlando, FL
SUNTRUST II FLORIDA	1,130	1,127	656	2	1,127	658	1,785	48	2007
Melbourne, FL
SUNTRUST II FLORIDA	1,322	1,319	768	2	1,319	770	2,089	56	2007
Coral Springs, FL
SUNTRUST II FLORIDA	1,040	1,038	604	2	1,038	606	1,644	44	2007
Lakeland, FL
SUNTRUST II FLORIDA	1,224	1,221	711	2	1,221	713	1,935	52	2007
Palm Coast, FL
SUNTRUST II FLORIDA	1,531	1,527	890	3	1,527	892	2,420	65	2007
Plant City, FL
SUNTRUST II FLORIDA	1,391	1,388	808	2	1,388	811	2,198	59	2007
Orlando, FL
SUNTRUST II FLORIDA	1,028	1,026	598	2	1,026	599	1,625	44	2007
South Daytona, FL
SUNTRUST II FLORIDA	1,199	1,196	697	2	1,196	699	1,895	51	2007
Fort Lauderdale, FL
SUNTRUST II FLORIDA	984	982	572	2	982	574	1,556	42	2007
Pensacola, FL
SUNTRUST II FLORIDA	1,243	1,240	722	2	1,240	724	1,965	53	2007
West Palm Beach, FL
SUNTRUST II FLORIDA	817	815	475	1	815	476	1,292	35	2007
Lake Wells, FL
SUNTRUST II FLORIDA	340	339	198	1	339	198	537	15	2007
Dunnellon, FL
SUNTRUST II FLORIDA	1,182	1,180	687	2	1,180	689	1,869	51	2007
Kissimmee, FL
SUNTRUST II FLORIDA	1,133	1,131	659	2	1,131	660	1,791	48	2007
Port Orange, FL
SUNTRUST II FLORIDA	1,121	1,119	652	2	1,119	654	1,772	48	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
North Port, FL
SUNTRUST II FLORIDA	1,098	1,095	638	2	1,095	640	1,735	47	2007
Hudson, FL
SUNTRUST II FLORIDA	1,032	1,030	600	2	1,030	602	1,632	44	2007
Port Orange, FL
SUNTRUST II GEORGIA	1,525	1,399	1,057	(37)	1,399	1,021	2,420	75	2007
Atlanta, GA
SUNTRUST II GEORGIA	981	900	680	(24)	900	657	1,557	48	2007
Bowden, GA
SUNTRUST II GEORGIA	480	440	333	(12)	440	321	761	24	2007
Cedartown, GA
SUNTRUST II GEORGIA	1,225	1,124	849	(29)	1,124	820	1,944	60	2007
St. Simons Island, GA
SUNTRUST II GEORGIA	1,890	1,734	1,310	(45)	1,734	1,264	2,998	93	2007
Dunwoody, GA
SUNTRUST II GEORGIA	1,114	1,022	772	(27)	1,022	745	1,767	55	2007
Atlanta, GA
SUNTRUST II GEORGIA	1,101	1,010	763	(26)	1,010	737	1,747	54	2007
Jessup, GA
SUNTRUST II GEORGIA	173	159	120	(4)	159	116	274	8	2007
Brunswick, GA
SUNTRUST II GEORGIA	1,382	1,268	958	(33)	1,268	924	2,192	68	2007
Roswell, GA
SUNTRUST II GEORGIA	1,516	1,391	1,051	(36)	1,391	1,014	2,406	74	2007
Norcross, GA
SUNTRUST II GEORGIA	662	607	459	(16)	607	443	1,050	32	2007
Augusta, GA
SUNTRUST II MARYLAND	2,924	1,747	2,890	2	1,747	2,892	4,639	212	2007
Annapolis, MD
SUNTRUST II MARYLAND	1,207	721	1,193	1	721	1,194	1,915	88	2007
Frederick, MD
SUNTRUST II MARYLAND	2,123	1,269	2,099	1	1,269	2,100	3,369	154	2007
Waldorf, MD
SUNTRUST II MARYLAND	1,610	962	1,591	1	962	1,592	2,554	117	2007
Ellicott City, MD
SUNTRUST II NORTH CAROLINA	940	453	1,038	1	453	1,039	1,492	76	2007
Belmont, NC
SUNTRUST II NORTH CAROLINA	625	301	690	1	301	691	992	51	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Carrboro, NC
SUNTRUST II NORTH CAROLINA	1,246	601	1,375	2	601	1,377	1,978	101	2007
Monroe, NC
SUNTRUST II NORTH CAROLINA	780	376	861	1	376	862	1,238	63	2007
Lexington, NC
SUNTRUST II NORTH CAROLINA	605	292	668	1	292	669	961	49	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	2,395	1,155	2,645	3	1,155	2,648	3,803	194	2007
Mocksville, NC
SUNTRUST II NORTH CAROLINA	1,299	627	1,434	2	627	1,436	2,063	105	2007
Durham, NC
SUNTRUST II NORTH CAROLINA	550	265	607	1	265	608	873	45	2007
Oakboro, NC
SUNTRUST II NORTH CAROLINA	862	416	951	1	416	953	1,368	70	2007
Concord, NC
SUNTRUST II NORTH CAROLINA	800	386	883	1	386	884	1,270	65	2007
Raleigh, NC
SUNTRUST II NORTH CAROLINA	700	338	773	1	338	774	1,111	57	2007
Greensboro, NC
SUNTRUST II NORTH CAROLINA	220	106	243	0	106	243	349	18	2007
Pittsboro, NC
SUNTRUST II NORTH CAROLINA	348	168	385	0	168	385	553	28	2007
Yadkinville, NC
SUNTRUST II NORTH CAROLINA	468	226	517	1	226	517	743	38	2007
Matthews, NC
SUNTRUST II NORTH CAROLINA	379	183	419	1	183	420	603	31	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	700	338	773	1	338	774	1,111	57	2007
Zebulon, NC
SUNTRUST II SOUTH CAROLINA	642	220	798	0	220	798	1,018	59	2007
Belton, SC
SUNTRUST II SOUTH CAROLINA	1,000	343	1,243	1	343	1,244	1,587	91	2007
Anderson, SC
SUNTRUST II SOUTH CAROLINA	910	312	1,132	1	312	1,132	1,444	83	2007
Travelers Rest, SC
SUNTRUST II TENNESSEE	1,764	1,190	1,619	3	1,190	1,623	2,812	119	2007
Nashville, TN
SUNTRUST II TENNESSEE	232	156	213	0	156	213	369	16	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Lavergne, TN
SUNTRUST II TENNESSEE	750	506	689	1	506	690	1,196	51	2007
Nashville, TN
SUNTRUST II TENNESSEE	533	360	489	1	360	490	850	36	2007
Nashville, TN
SUNTRUST II TENNESSEE	922	622	847	2	622	848	1,470	62	2007
Chatanooga, TN
SUNTRUST II TENNESSEE	870	587	798	2	587	800	1,387	59	2007
Madison, TN
SUNTRUST II VIRGINIA	1,371	759	1,423	(1)	759	1,422	2,181	104	2007
Richmond, VA
SUNTRUST II VIRGINIA	425	235	441	(0)	235	441	676	32	2007
Richmond, VA
SUNTRUST II VIRGINIA	667	369	692	(0)	369	692	1,061	51	2007
Norfolk, VA
SUNTRUST II VIRGINIA	437	242	454	(0)	242	453	695	33	2007
Lynchburg, VA
SUNTRUST II VIRGINIA	367	203	382	(0)	203	381	585	28	2007
Cheriton, VA
SUNTRUST II VIRGINIA	1,107	613	1,149	(1)	613	1,149	1,761	84	2007
Rocky Mount, VA
SUNTRUST II VIRGINIA	251	139	260	(0)	139	260	399	19	2007
Petersburg, VA
SUNTRUST III DISTRICT OF COLUMBIA	1,730	800	1,986	-	800	1,986	2,786	127	2008
Washington, DC
SUNTRUST III FLORIDA	1,216	1,199	729	-	1,199	729	1,928	47	2008
Avon Park, FL
SUNTRUST III FLORIDA	631	622	378	-	622	378	1,000	24	2008
Bartow, FL
SUNTRUST III FLORIDA	625	616	374	-	616	374	991	24	2008
Belleview, FL
SUNTRUST III FLORIDA	1,035	1,020	620	-	1,020	620	1,640	40	2008
Beverly Hills, FL
SUNTRUST III FLORIDA	1,495	1,474	896	-	1,474	896	2,370	57	2008
Boca Raton, FL
SUNTRUST III FLORIDA	1,004	990	602	-	990	602	1,592	39	2008
Bradenton, FL
SUNTRUST III FLORIDA	1,209	1,192	724	-	1,192	724	1,916	46	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Cape Coral, FL
SUNTRUST III FLORIDA	567	559	340	-	559	340	898	22	2008
Clearwater, FL
SUNTRUST III FLORIDA	1,669	1,646	1,000	-	1,646	1,000	2,645	64	2008
Crystal River, FL
SUNTRUST III FLORIDA	671	661	402	-	661	402	1,063	26	2008
Daytona Beach Shores, FL
SUNTRUST III FLORIDA	988	975	592	-	975	592	1,567	38	2008
Deland, FL
SUNTRUST III FLORIDA	988	975	592	-	975	592	1,567	38	2008
Deland, FL
SUNTRUST III FLORIDA	1,058	1,043	634	-	1,043	634	1,677	41	2008
Edgewater, FL
SUNTRUST III FLORIDA	938	924	562	-	924	562	1,486	36	2008
Flager Beach, FL
SUNTRUST III FLORIDA	688	678	412	-	678	412	1,090	26	2008
Fort Myers, FL
SUNTRUST III FLORIDA	1,097	1,081	657	-	1,081	657	1,738	42	2008
Fort Myers, FL
SUNTRUST III FLORIDA	1,446	1,426	867	-	1,426	867	2,293	56	2008
Greenacres City, FL
SUNTRUST III FLORIDA	1,803	1,778	1,080	-	1,778	1,080	2,859	69	2008
Gulf Breeze, FL
SUNTRUST III FLORIDA	1,122	1,106	672	-	1,106	672	1,778	43	2008
Haines City, FL
SUNTRUST III FLORIDA	2,209	2,178	1,323	-	2,178	1,323	3,501	85	2008
Hallandale, FL
SUNTRUST III FLORIDA	690	680	413	-	680	413	1,093	27	2008
Hamosassa, FL
SUNTRUST III FLORIDA	2,146	2,115	1,285	-	2,115	1,285	3,401	82	2008
Hilaleah, FL
SUNTRUST III FLORIDA	585	577	350	-	577	350	927	22	2008
Inverness, FL
SUNTRUST III FLORIDA	874	862	524	-	862	524	1,385	34	2008
Jacksonville, FL
SUNTRUST III FLORIDA	1,095	1,080	656	-	1,080	656	1,736	42	2008
Jacksonville, FL
SUNTRUST III FLORIDA	1,312	1,294	786	-	1,294	786	2,080	50	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Jupiter, FL
SUNTRUST III FLORIDA	1,140	1,124	683	-	1,124	683	1,806	44	2008
Lady Lake, FL
SUNTRUST III FLORIDA	1,301	1,283	779	-	1,283	779	2,062	50	2008
Lady Lake, FL
SUNTRUST III FLORIDA	1,067	1,052	639	-	1,052	639	1,692	41	2008
Lake Placid, FL
SUNTRUST III FLORIDA	806	795	483	-	795	483	1,278	31	2008
Lakeland, FL
SUNTRUST III FLORIDA	716	706	429	-	706	429	1,135	28	2008
Largo, FL
SUNTRUST III FLORIDA	876	863	525	-	863	525	1,388	34	2008
Lynn Haven, FL
SUNTRUST III FLORIDA	886	874	531	-	874	531	1,405	34	2008
Melbourne, FL
SUNTRUST III FLORIDA	1,656	1,633	992	-	1,633	992	2,624	64	2008
Miami, FL
SUNTRUST III FLORIDA	970	956	581	-	956	581	1,538	37	2008
Miami Beach, FL
SUNTRUST III FLORIDA	949	935	568	-	935	568	1,503	36	2008
New Port Richey, FL
SUNTRUST III FLORIDA	1,519	1,498	910	-	1,498	910	2,408	58	2008
Orlando, FL
SUNTRUST III FLORIDA	1,425	1,405	854	-	1,405	854	2,259	55	2008
Orlando, FL
SUNTRUST III FLORIDA	580	572	348	-	572	348	920	22	2008
Palm Harbor, FL
SUNTRUST III FLORIDA	1,371	1,352	821	-	1,352	821	2,173	53	2008
Palm Harbor, FL
SUNTRUST III FLORIDA	942	928	564	-	928	564	1,492	36	2008
Port St. Lucie, FL
SUNTRUST III FLORIDA	1,719	1,695	1,030	-	1,695	1,030	2,724	66	2008
Punta Gorda, FL
SUNTRUST III FLORIDA	988	974	592	-	974	592	1,567	38	2008
Roseland, FL
SUNTRUST III FLORIDA	798	787	478	-	787	478	1,265	31	2008
Sebring, FL
SUNTRUST III FLORIDA	754	743	452	-	743	452	1,195	29	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Seminole, FL
SUNTRUST III FLORIDA	832	820	498	-	820	498	1,319	32	2008
Spring Hill, FL
SUNTRUST III FLORIDA	1,380	1,360	827	-	1,360	827	2,187	53	2008
Spring Hill, FL
SUNTRUST III FLORIDA	1,349	1,330	808	-	1,330	808	2,138	52	2008
Spring Hill, FL
SUNTRUST III FLORIDA	949	936	569	-	936	569	1,505	36	2008
St. Petersburg, FL
SUNTRUST III FLORIDA	1,933	1,906	1,158	-	1,906	1,158	3,063	74	2008
Stuart, FL
SUNTRUST III FLORIDA	2,041	2,013	1,223	-	2,013	1,223	3,236	78	2008
Sun City Center, FL
SUNTRUST III FLORIDA	1,539	1,518	922	-	1,518	922	2,440	59	2008
Tamarac, FL
SUNTRUST III FLORIDA	613	605	367	-	605	367	972	24	2008
Valrico, FL
SUNTRUST III FLORIDA	770	760	462	-	760	462	1,221	30	2008
Wildwood, FL
SUNTRUST III FLORIDA	814	802	488	-	802	488	1,290	31	2008
Zephyhills, FL
SUNTRUST III FLORIDA	1,943	1,916	1,164	-	1,916	1,164	3,080	75	2008
Zephyhills, FL
SUNTRUST III GEORGIA	655	564	482	-	564	482	1,046	31	2008
Albany, GA
SUNTRUST III GEORGIA	1,909	1,642	1,404	-	1,642	1,404	3,046	90	2008
Alpharetta, GA
SUNTRUST III GEORGIA	1,433	1,233	1,054	-	1,233	1,054	2,287	68	2008
Alpharetta, GA
SUNTRUST III GEORGIA	1,233	1,061	907	-	1,061	907	1,968	58	2008
Athens, GA
SUNTRUST III GEORGIA	2,331	2,005	1,714	-	2,005	1,714	3,719	110	2008
Atlanta, GA
SUNTRUST III GEORGIA	496	427	365	-	427	365	791	23	2008
Atlanta, GA
SUNTRUST III GEORGIA	1,032	888	759	-	888	759	1,647	49	2008
Augusta, GA
SUNTRUST III GEORGIA	503	432	370	-	432	370	802	24	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Augusta, GA
SUNTRUST III GEORGIA	677	582	498	-	582	498	1,080	32	2008
Augusta, GA
SUNTRUST III GEORGIA	1,050	904	772	-	904	772	1,676	50	2008
Baxley, GA
SUNTRUST III GEORGIA	608	523	447	-	523	447	970	29	2008
Columbus, GA
SUNTRUST III GEORGIA	528	454	389	-	454	389	843	25	2008
Conyers, GA
SUNTRUST III GEORGIA	715	615	526	-	615	526	1,141	34	2008
Douglas, GA
SUNTRUST III GEORGIA	1,305	1,122	959	-	1,122	959	2,081	62	2008
Duluth, GA
SUNTRUST III GEORGIA	932	802	686	-	802	686	1,488	44	2008
Jonesboro, GA
SUNTRUST III GEORGIA	1,852	1,593	1,362	-	1,593	1,362	2,955	87	2008
Lawrenceville, GA
SUNTRUST III GEORGIA	846	728	622	-	728	622	1,351	40	2008
Marietta, GA
SUNTRUST III GEORGIA	745	641	548	-	641	548	1,189	35	2008
Norcross, GA
SUNTRUST III GEORGIA	903	777	664	-	777	664	1,441	43	2008
Tucker, GA
SUNTRUST III GEORGIA	1,454	1,251	1,069	-	1,251	1,069	2,320	69	2008
Warner Robins, GA
SUNTRUST III GEORGIA	1,220	1,050	897	-	1,050	897	1,947	58	2008
Woodstock, GA
SUNTRUST III GEORGIA	386	332	284	-	332	284	615	18	2008
Macon, GA
SUNTRUST III MARYLAND	1,250	563	1,427	-	563	1,427	1,989	91	2008
Bladensburg, MD
SUNTRUST III MARYLAND	818	368	933	-	368	933	1,301	60	2008
Chestertown, MD
SUNTRUST III MARYLAND	1,710	770	1,952	-	770	1,952	2,721	125	2008
Upper Marlboro, MD
SUNTRUST III NORTH CAROLINA	985	617	953	-	617	953	1,570	61	2008
Black Mountain, NC
SUNTRUST III NORTH CAROLINA	436	273	422	-	273	422	695	27	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Butner, NC
SUNTRUST III NORTH CAROLINA	871	546	843	-	546	843	1,389	54	2008
Cary, NC
SUNTRUST III NORTH CAROLINA	552	346	534	-	346	534	880	34	2008
Chapel Hill, NC
SUNTRUST III NORTH CAROLINA	958	600	928	-	600	928	1,528	60	2008
Denton, NC
SUNTRUST III NORTH CAROLINA	511	320	495	-	320	495	815	32	2008
Erwin, NC
SUNTRUST III NORTH CAROLINA	613	384	594	-	384	594	978	38	2008
Greensboro, NC
SUNTRUST III NORTH CAROLINA	498	312	482	-	312	482	794	31	2008
Hudson, NC
SUNTRUST III NORTH CAROLINA	531	333	514	-	333	514	847	33	2008
Huntersville, NC
SUNTRUST III NORTH CAROLINA	1,264	792	1,224	-	792	1,224	2,016	78	2008
Kannapolis, NC
SUNTRUST III NORTH CAROLINA	649	407	628	-	407	628	1,035	40	2008
Kernersville, NC
SUNTRUST III NORTH CAROLINA	357	224	345	-	224	345	569	22	2008
Marshville, NC
SUNTRUST III NORTH CAROLINA	701	439	678	-	439	678	1,118	44	2008
Mocksville, NC
SUNTRUST III NORTH CAROLINA	534	335	517	-	335	517	852	33	2008
Monroe, NC
SUNTRUST III NORTH CAROLINA	630	395	610	-	395	610	1,004	39	2008
Monroe, NC
SUNTRUST III NORTH CAROLINA	564	354	546	-	354	546	900	35	2008
Norwood, NC
SUNTRUST III NORTH CAROLINA	1,462	916	1,415	-	916	1,415	2,332	91	2008
Raleigh, NC
SUNTRUST III NORTH CAROLINA	971	608	940	-	608	940	1,548	60	2008
Roxboro, NC
SUNTRUST III NORTH CAROLINA	545	342	528	-	342	528	869	34	2008
Spencer, NC
SUNTRUST III NORTH CAROLINA	1,342	841	1,299	-	841	1,299	2,139	83	2008
Wake Forest, NC
SUNTRUST III NORTH CAROLINA	267	167	259	-	167	259	426	17	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Youngsville, NC
SUNTRUST III SOUTH CAROLINA	787	422	836	-	422	836	1,258	54	2008
Anderson, SC
SUNTRUST III SOUTH CAROLINA	518	278	550	-	278	550	828	35	2008
Spartanburg, SC
SUNTRUST III TENNESSEE	582	597	343	-	597	343	940	22	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	762	783	449	-	783	449	1,232	29	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	520	533	306	-	533	306	839	20	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	698	716	411	-	716	411	1,127	26	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	344	353	203	-	353	203	556	13	2008
Cleveland, TN
SUNTRUST III TENNESSEE	112	115	66	-	115	66	180	4	2008
Johnson City, TN
SUNTRUST III TENNESSEE	231	237	136	-	237	136	373	9	2008
Jonesborough, TN
SUNTRUST III TENNESSEE	561	576	330	-	576	330	907	21	2008
Lake City, TN
SUNTRUST III TENNESSEE	302	310	178	-	310	178	488	11	2008
Lawrenceburg, TN
SUNTRUST III TENNESSEE	578	593	340	-	593	340	934	22	2008
Murfreesboro, TN
SUNTRUST III TENNESSEE	948	973	558	-	973	558	1,531	36	2008
Nashville, TN
SUNTRUST III TENNESSEE	748	768	441	-	768	441	1,209	28	2008
Nashville, TN
SUNTRUST III TENNESSEE	711	730	419	-	730	419	1,148	27	2008
Nashville, TN
SUNTRUST III VIRGINIA	1,801	1,518	1,370	-	1,518	1,370	2,888	88	2008
Alexandria, VA
SUNTRUST III VIRGINIA	1,565	1,319	1,190	-	1,319	1,190	2,508	76	2008
Arlington, VA
SUNTRUST III VIRGINIA	324	273	246	-	273	246	520	16	2008
Beaverdam, VA
SUNTRUST III VIRGINIA	544	458	413	-	458	413	871	27	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Franklin, VA
SUNTRUST III VIRGINIA	729	614	554	-	614	554	1,169	36	2008
Gloucester, VA
SUNTRUST III VIRGINIA	437	368	332	-	368	332	701	21	2008
Harrisonburg, VA
SUNTRUST III VIRGINIA	397	335	302	-	335	302	637	19	2008
Lightfoot, VA
SUNTRUST III VIRGINIA	368	310	280	-	310	280	590	18	2008
Madison Heights, VA
SUNTRUST III VIRGINIA	2,049	1,727	1,558	-	1,727	1,558	3,285	100	2008
Manassas, VA
SUNTRUST III VIRGINIA	569	479	433	-	479	433	912	28	2008
Mechanicsville, VA
SUNTRUST III VIRGINIA	302	254	229	-	254	229	484	15	2008
Nassawadox, VA
SUNTRUST III VIRGINIA	367	309	279	-	309	279	589	18	2008
Radford, VA
SUNTRUST III VIRGINIA	1,408	1,186	1,070	-	1,186	1,070	2,257	69	2008
Richmond, VA
SUNTRUST III VIRGINIA	307	259	234	-	259	234	493	15	2008
Richmond, VA
SUNTRUST III VIRGINIA	896	755	681	-	755	681	1,437	44	2008
Richmond, VA
SUNTRUST III VIRGINIA	594	501	452	-	501	452	952	29	2008
Richmond, VA
SUNTRUST III VIRGINIA	403	339	306	-	339	306	646	20	2008
Roanoke, VA
SUNTRUST III VIRGINIA	177	149	135	-	149	135	284	9	2008
Roanoke, VA
SUNTRUST III VIRGINIA	850	716	646	-	716	646	1,362	41	2008
South Boston, VA
SUNTRUST III VIRGINIA	1,348	1,136	1,025	-	1,136	1,025	2,160	66	2008
Spotsylvania, VA
SUNTRUST III VIRGINIA	662	558	504	-	558	504	1,062	32	2008
Virginia Beach, VA
THE CENTER AT HUGH HOWELL	7,722	2,250	11,091	348	2,250	11,438	13,688	1,137	2007
Tucker, GA
THE HIGHLANDS	9,745	5,500	9,589	23	5,500	9,612	15,112	922	2006

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Flower Mound, TX
THE MARKET AT HILLIARD	11,205	4,432	13,308	3,009	4,432	16,317	20,748	1,851	2005
Hilliard, OH
THOMAS CROSSROADS	4,460	1,622	8,322	-	1,622	8,322	9,944	300	2009
Newnan, GA
TOMBALL TOWN CENTER	-	1,938	14,233	3,312	1,938	17,545	19,483	2,200	2005
Tomball, TX
TRIANGLE CENTER	23,600	12,770	24,556	1,339	12,770	25,895	38,665	3,425	2005
Longview, WA
WALGREENS - SPRINGFIELD	-	855	2,530	-	855	2,530	3,385	371	2007
Springfield, MO
WASHINGTON PARK PLAZA	30,600	6,500	33,912	(318)	6,500	33,594	40,094	2,910	2005
Homewood, IL
WEST END SQUARE	-	675	2,784	51	675	2,835	3,510	392	2007
Houston, TX
WILLIS TOWN CENTER	-	1,550	1,820	652	1,550	2,472	4,022	286	2005
Willis, TX
WINCHESTER TOWN CENTER	-	495	3,966	45	495	4,011	4,506	587	2005
Houston, TX
WINDERMERE VILLAGE	-	1,220	6,331	796	1,220	7,127	8,347	1,005	2005
Houston, TX
WOODFOREST SQUARE	-	300	2,136	666	300	2,803	3,103	397	2005
Houston, TX
WOODLAKE CROSSING	15,400	3,420	14,153	(750)	3,420	13,403	16,823	-	2009
San Antonio, TX
LIP.H
INTECH RETAIL	2,787	819	2,038	-	819	2,038	2,858	78	2009
Indianapolis, IN
MCP ONE	6,967	451	2,861	-	451	2,861	3,311	125	2009
Indianapolis, IN
MCP TWO	14,681	1,990	9,820	-	1,990	9,820	11,810	509	2009
Indianapolis, IN
MIDLOTHIAN MEDICAL	12,350	-	9,041	-	-	9,041	9,041	353	2009
Midlothian, VA
SELECT MED TALLAHASSEE	20,505	3,225	21,549	-	3,225	21,549	24,773	977	2009
Tallahassee, FL
SELECT MEDICAL AUGUSTA	15,175	3,173	21,344	-	3,173	21,344	24,516	1,142	2009
Augusta, GA

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SELECT MEDICAL DALLAS	9,200	2,311	15,430	-	2,311	15,430	17,741	654	2009
Dallas, TX
SELECT MEDICAL ORLANDO	13,626	2,838	18,908	-	2,838	18,908	21,746	918	2009
Edgewood, FL
Office
11500 MARKET STREET	-	140	346	-	140	346	486	53	2005
Jacinto City, TX
6234 RICHMOND AVENUE	-	500	970	912	500	1,882	2,382	242	2006
Houston, TX
AMERICAN EXPRESS - GREENSBORO	33,040	8,850	39,527	-	8,850	39,527	48,377	943	2009
Greensboro, NC
AMERICAN EXPRESS - SALT LAKE CITY	30,149	9,000	45,415	-	9,000	45,415	54,415	1,067	2009
Salt Lake City, UT
AT&T - ST LOUIS	112,695	8,000	170,169	12	8,000	170,181	178,181	17,869	2007
St Louis, MO
AT&T CLEVELAND	29,242	870	40,033	-	870	40,033	40,903	3,914	2005
Cleveland, OH
BRIDGESIDE POINT OFFICE BLDG	17,325	1,525	28,609	-	1,525	28,609	30,134	4,088	2006
Pittsburg, PA
COMMONS DRIVE	3,663	1,600	5,746	1	1,600	5,747	7,347	667	2007
Aurora, IL
COMPUTERSHARE/EQUISERVE	44,500	6,481	51,701	-	6,481	51,701	58,182	913	2009
Canton, MA
DENVER HIGHLANDS	10,500	1,700	11,839	-	1,700	11,839	13,539	1,266	2006
Highlands Ranch, CO
DULLES EXECUTIVE PLAZA	68,750	15,500	96,083	3,065	15,500	99,148	114,648	12,292	2006
Herndon, VA
HOUSTON LAKES	8,988	3,000	12,950	334	3,000	13,284	16,284	1,427	2006
Houston, TX
IDS CENTER	125,000	24,900	202,016	14,913	24,900	216,929	241,829	25,272	2007
Minneapolis, MN
KINROSS LAKES	10,065	825	14,639	48	825	14,687	15,512	1,537	2005
Richfield, OH
LAKE VIEW TECHNOLOGY CENTER	14,470	884	22,072	-	884	22,072	22,956	3,154	2006
Suffolk, VA
REGIONAL ROAD	8,679	950	10,501	122	950	10,623	11,573	1,222	2006
Greensboro, NC
SANOFI AVENTIS	190,000	16,900	192,987	1,213	16,900	194,200	211,100	6,218	2009

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Bridgewater, NJ
SANTEE - CIVIC CENTER	12,023	-	17,838	18	-	17,856	17,856	1,927	2005
Santee, CA
SBC CENTER	200,472	35,800	287,424	230	35,800	287,653	323,453	41,927	2007
Hoffman Estates, IL
SUNTRUST OFFICE I FL	3,175	5,700	2,417	(3)	5,700	2,414	8,114	184	2007
Bal Harbour, FL
SUNTRUST OFFICE I FL	477	315	363	(1)	315	363	678	28	2007
Bushnell, FL
SUNTRUST OFFICE I FL	870	1,260	662	(1)	1,260	661	1,921	51	2007
Melbourne, FL
SUNTRUST OFFICE I GA	399	275	675	(0)	275	675	950	52	2007
Douglas, GA
SUNTRUST OFFICE I MD	2,212	650	4,617	(2)	650	4,614	5,264	352	2007
Bethesda, MD
SUNTRUST OFFICE I NC	793	400	1,471	(1)	400	1,470	1,870	112	2007
Winston-Salem, NC
SUNTRUST OFFICE I NC	916	500	1,700	(1)	500	1,699	2,199	130	2007
Raleigh, NC
SUNTRUST OFFICE I VA	3,194	1,360	6,272	(3)	1,360	6,269	7,629	479	2007
Richmond, VA
SUNTRUST II OFFICE GEORGIA	4,402	2,625	4,355	(3)	2,625	4,352	6,977	319	2008
Atlanta, GA
SUNTRUST III OFFICE FLORIDA	1,345	1,667	457	-	1,667	457	2,124	29	2008
Gainesville, FL
SUNTRUST III OFFICE FLORIDA	854	1,058	290	-	1,058	290	1,348	19	2008
Holy Hill, FL
SUNTRUST III OFFICE GEORGIA	1,499	676	1,703	-	676	1,703	2,379	109	2008
Brunswick, GA
SUNTRUST III OFFICE GEORGIA	1,774	799	2,016	-	799	2,016	2,815	129	2008
Gainesville, GA
UNITED HEALTH - CYPRESS	22,000	10,000	30,547	2	10,000	30,549	40,549	1,120	2008
Cypress, CA
UNITED HEALTH - FREDERICK	18,240	5,100	26,303	2	5,100	26,305	31,405	921	2008
Frederick, MD
UNTIED HEALTH - GREEN BAY	-	4,250	45,725	23	4,250	45,748	49,998	1,601	2008
Green Bay, WI
UNITED HEALTH - INDIANAPOLIS	16,545	3,500	24,248	2	3,500	24,250	27,750	849	2008

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Indianapolis, IN
UNITED HEALTH - ONALASKA	4,149	4,090	2,794	2	4,090	2,796	6,886	103	2008
Onalaska, WI
UNITED HEALTH - WAUWATOSA	10,050	1,800	14,930	2	1,800	14,932	16,732	523	2006
Wauwatosa, WI
WASHINGTON MUTUAL - ARLINGTON	20,115	4,870	30,915	3	4,870	30,918	35,788	3,589	2007
Arlington, TX
WORLDGATE PLAZA	59,950	14,000	79,048	1,974	14,000	81,021	95,021	7,607	2007
Herndon, VA
Apartment
14th STREET - UAB	11,770	4,250	27,458	-	4,250	27,458	31,708	2,385	2007
Birmingham, AL
ALDEN LANDING APARTMENTS	11,237	4,550	14,255	-	4,550	14,255	18,805	276	2009
The Woodlands, TX
BRAZOS RANCH APARTMENTS	15,246	4,000	22,246	-	4,000	22,246	26,246	843	2009
Rosenberg, TX
ENCINO CANYON APARTMENTS	12,000	1,700	16,443	-	1,700	16,443	18,143	1,486	2007
San Antonio, TX
FIELDS APARTMENT HOMES	18,700	1,850	29,783	-	1,850	29,783	31,633	3,150	2007
Bloomington, IN
GROGANS LANDING APARTMENTS	9,705	4,380	10,533	-	4,380	10,533	14,913	217	2009
The Woodlands, TX
LAKE WYNDEMERE APARTMENTS	13,067	3,320	19,022	5	3,320	19,027	22,347	366	2009
The Woodlands, TX
LANDINGS AT CLEARLAKE	18,590	3,770	27,843	-	3,770	27,843	31,613	2,913	2007
Webster, TX
LEGACY AT ART QUARTER	29,645	1,290	35,031	123	1,290	35,153	36,443	1,539	2008
Oklahoma City, OK
LEGACY CORNER	14,630	1,600	23,765	-	1,600	23,765	25,365	1,047	2008
Midwest City, OK
LEGACY CROSSING	23,700	1,110	29,297	18	1,110	29,315	30,425	1,278	2008
Oklahoma City, OK
LEGACY WOODS	21,190	2,500	31,505	8	2,500	31,514	34,014	1,388	2007
Edmond, OK
MALIBU LAKES APARTMENTS	17,929	4,800	24,186	(21)	4,800	24,165	28,965	-	2009
Naples, FL
OAK PARK	27,696	9,738	39,958	(0)	9,738	39,958	49,695	311	2009
Dallas, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PARKSIDE APARTMENTS	18,000	5,500	15,623	-	5,500	15,623	21,123	153	2009
The Woodlands, TX
SEVEN PALMS APARTMENTS	18,750	3,550	24,348	5	3,550	24,353	27,903	2,182	2006
Webster, TX
SOUTHGATE APARTMENTS	10,725	1,730	16,356	-	1,730	16,356	18,086	2,356	2007
Louisville, KY
STERLING RIDGE ESTATES	14,324	4,140	20,550	-	4,140	20,550	24,690	387	2009
The Woodlands, TX
THE RADIAN (PENN)	58,500	-	79,997	10,110	-	90,107	90,107	4,115	2007
Radian, PA
UNIV HOUSE AT GAINESVILLE	23,460	6,561	36,879	973	6,561	37,852	44,413	2,063	2007
Gainesville, FL
UNIV HOUSE AT HUNTSVILLE	15,387	1,351	26,308	1,214	1,351	27,522	28,872	1,663	2007
Huntsville, TX
UNIV HOUSE AT LAFAYETTE	9,306	-	16,357	1,665	-	18,022	18,022	1,054	2007
Lafayette, AL
VILLAGES AT KITTY HAWK	11,550	2,070	17,397	-	2,070	17,397	19,467	1,746	2007
Universal City, TX
VILLAGE SQUARE APARTMENTS	8,112	3,335	9,601	-	3,335	9,601	12,936	192	2009
The Woodlands, TX
VILLAS AT SHADOW CREEK	16,117	3,690	24,142	-	3,690	24,142	27,832	1,070	2007
Pearland, TX
WATERFORD PLACE AT SHADOW CREEK	16,500	2,980	24,573	-	2,980	24,573	27,553	2,596	2007
Pearland, TX
WOODRIDGE APARTMENTS	13,399	3,680	11,235	-	3,680	11,235	14,915	108	2009
The Woodlands, TX
Industrial
11500 MELROSE AVE -294 TOLLWAY	4,561	2,500	5,071	-	2,500	5,071	7,571	449	2006
Franklin Park, IL
1800 BRUNING	10,156	10,000	7,971	32	10,000	8,002	18,002	904	2006
Itasca, IL
500 HARTLAND	5,860	1,200	7,459	-	1,200	7,459	8,659	866	2006
Hartland, WI
55th STREET	7,351	1,600	11,115	-	1,600	11,115	12,715	1,290	2007
Kenosha, WI
AIRPORT DISTRIB CENTER #10	2,042	600	2,861	-	600	2,861	3,461	275	2007
Memphis, TN
AIRPORT DISTRIB CENTER #11	1,539	400	2,120	-	400	2,120	2,520	204	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Memphis, TN
AIRPORT DISTRIB CENTER #15	1,203	200	1,651	-	200	1,651	1,851	166	2007
Memphis, TN
AIRPORT DISTRIB CENTER #16	2,714	600	3,750	-	600	3,750	4,350	362	2007
Memphis, TN
AIRPORT DISTRIB CENTER #18	1,007	200	1,317	27	200	1,344	1,544	140	2007
Memphis, TN
AIRPORT DISTRIB CENTER #19	2,546	600	3,866	-	600	3,866	4,466	372	2007
Memphis, TN
AIRPORT DISTRIB CENTER #2	1,734	400	2,282	-	400	2,282	2,682	220	2007
Memphis, TN
AIRPORT DISTRIB CENTER #4	1,287	300	1,662	-	300	1,662	1,962	160	2007
Memphis, TN
AIRPORT DISTRIB CENTER #7	699	200	832	-	200	832	1,032	84	2007
Memphis, TN
AIRPORT DISTRIB CENTER #8	448	100	630	-	100	630	730	63	2007
Memphis, TN
AIRPORT DISTRIB CENTER #9	811	200	948	-	200	948	1,148	96	2007
Memphis, TN
ANHEUSER BUSCH	7,549	2,200	13,598	-	2,200	13,598	15,798	1,110	2007
Devens, MA
ATLAS - BELVIDERE	11,329	1,600	15,521	-	1,600	15,521	17,121	1,225	2007
Belvidere, IL
ATLAS - CARTERSVILLE	8,273	900	13,112	(39)	900	13,073	13,973	1,030	2007
Cartersville, GA
ATLAS - DOUGLAS	3,432	75	6,681	-	75	6,681	6,756	526	2007
Douglas, GA
ATLAS - GAFFNEY	3,350	950	5,114	-	950	5,114	6,064	403	2007
Gaffney, SC
ATLAS - GAINESVILLE	7,731	550	12,783	-	550	12,783	13,333	1,007	2007
Gainesville, GA
ATLAS - PENDERGRASS	14,919	1,250	24,259	-	1,250	24,259	25,509	1,910	2007
Pendergrass, GA
ATLAS - PIEDMONT	13,563	400	23,113	7	400	23,120	23,520	1,820	2007
Piedmont, SC
ATLAS - ST PAUL	8,226	3,890	10,093	-	3,890	10,093	13,983	795	2007
St. Paul, MN
ATLAS-BROOKLYN PARK	7,407	2,640	8,934	-	2,640	8,934	11,574	704	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Brooklyn Park, MN
ATLAS-NEW ULM	6,015	900	9,359	-	900	9,359	10,259	738	2007
New Ulm, MN
ATLAS-ZUMBROA	10,242	1,300	16,437	-	1,300	16,437	17,737	1,294	2006
Zumbrota, MN
BAYMEADOW - GLEN BURNIE	13,824	1,225	23,407	24	1,225	23,431	24,656	2,528	2006
Glen Burnie, MD
C&S - ABERDEEN	22,720	4,650	33,276	13	4,650	33,289	37,939	3,495	2006
Aberdeen, MD
C&S - BIRMINGHAM	-	3,400	40,373	-	3,400	40,373	43,773	2,119	2008
Birmingham, AL
C&S - NORTH HATFIELD	20,280	4,800	30,103	14	4,800	30,117	34,917	3,162	2006
Hatfield, MA
C&S - SOUTH HATFIELD	10,000	2,500	15,251	11	2,500	15,262	17,762	1,602	2006
Hatfield, MA
C&S - WESTFIELD	29,500	3,850	45,906	13	3,850	45,919	49,769	4,821	2006
Westfield, MA
CLARION	3,172	87	4,790	63	87	4,853	4,940	523	2007
Clarion, IA
COLOMA	10,017	410	17,110	85	410	17,195	17,605	1,397	2006
Coloma, MI
DEER PARK SEACO	2,965	240	5,271	-	240	5,271	5,511	612	2007
Deer Park, TX
DELP DISTRIBUTION CENTER #2	1,623	280	2,282	-	280	2,282	2,562	247	2007
Memphis, TN
DELP DISTRIBUTION CENTER #5	1,623	390	2,050	-	390	2,050	2,440	197	2007
Memphis, TN
DELP DISTRIBUTION CENTER #8	1,399	760	1,388	-	760	1,388	2,148	139	2006
Memphis, TN
DORAL - WAUKESHA	1,364	240	2,013	-	240	2,013	2,253	234	2006
Waukesha, WI
HASKELL-ROLLING PLAINS FACILITY	-	45	19,733	-	45	19,733	19,778	1,059	2008
Haskell, TX
HOME DEPOT - LAKE PARK	15,469	1,350	24,770	4	1,350	24,774	26,124	867	2008
Valdosta, GA
HOME DEPOT - MACALLA	17,094	2,800	26,067	4	2,800	26,071	28,871	914	2008
MaCalla, AL
HUDSON CORRECTIONAL FACILITY	-	812	-	91,822	812	91,822	92,634	-	2009

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Hudson, CO
INDUSTRIAL DRIVE	3,709	200	6,812	-	200	6,812	7,012	755	2007
Horican, WI
KINSTON	8,930	460	14,837	-	460	14,837	15,297	1,340	2006
Kinston, NC
KIRK ROAD	7,863	2,200	11,413	42	2,200	11,455	13,655	1,328	2007
St. Charles, IL
LIBERTYVILLE ASSOCIATES	14,807	3,600	20,563	-	3,600	20,563	24,163	2,099	2005
Libertyville, IL
McKESSON DISTRIBUTION CENTER	5,760	345	8,952	-	345	8,952	9,297	1,367	2007
Conroe, TX
MOUNT ZION ROAD	24,632	2,570	41,667	-	2,570	41,667	44,237	4,253	2007
Lebanon, IN
OTTAWA	1,768	200	2,905	-	200	2,905	3,105	319	2007
Ottawa, IL
SCHNEIDER ELECTRIC	11,000	2,150	14,720	-	2,150	14,720	16,870	1,460	2007
Loves Park, IL
SOUTHWIDE INDUSTRIAL CENTER #5	392	122	425	-	122	425	547	43	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #6	1,007	248	1,361	-	248	1,361	1,609	137	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #7	2,014	483	2,792	-	483	2,792	3,275	282	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #8	196	42	286	-	42	286	328	29	2007
Memphis, TN
STONE FORT DISTRIB CENTER #1	6,770	1,910	9,264	(52)	1,910	9,212	11,122	930	2007
Chattanooga, TN
STONE FORT DISTRIB CENTER #4	1,399	490	1,782	-	490	1,782	2,272	180	2006
Chattanooga, TN
THERMO PROCESS SYSTEMS	8,201	1,202	11,995	-	1,202	11,995	13,197	1,722	2007
Sugar Land, TX
TRI-STATE HOLDINGS I	4,665	4,700	3,973	-	4,700	3,973	8,673	425	2007
Wood Dale, IL
TRI-STATE HOLDINGS II	6,372	1,630	11,252	-	1,630	11,252	12,882	1,149	2007
Houston, TX
TRI-STATE HOLDINGS III	4,334	650	8,083	-	650	8,083	8,733	825	2007
Mosinee, WI
UNION VENTURE	36,426	4,600	54,292	-	4,600	54,292	58,892	4,120	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
West Chester, OH
UPS E-LOGISTICS	9,249	950	18,453	-	950	18,453	19,403	1,507	2006
Elizabethtown, KY
WESTPORT - MECHANICSBURG	4,029	1,300	6,185	486	1,300	6,671	7,971	718	2006
Mechanicsburg, PA
Hotel
COMFORT INN - RIVERVIEW	-	2,220	7,421	(3,614)	2,220	3,808	6,028	42	2007
Charleston, SC
COMFORT INN - UNIVERSITY	-	2,137	6,652	(3,316)	2,137	3,337	5,474	41	2007
Durham, NC
COMFORT INN - CROSS CREEK	-	571	8,789	613	571	9,402	9,973	1,334	2007
Fayetteville, NC
COMFORT INN - ORLANDO	-	722	5,278	(2,465)	722	2,812	3,535	47	2007
Orlando, FL
COURTYARD BY MARRIOTT QUORUM	18,860	4,000	26,141	972	4,000	27,114	31,114	2,784	2007
Addison, TX
COURTYARD BY MARRIOTT	12,225	4,989	18,988	1,044	4,989	20,032	25,021	2,499	2007
Ann Arbor, MI
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX	30,810	12,100	40,242	420	12,100	40,663	52,763	5,014	2007
Vienna, VA
COURTYARD - DOWNTOWN AT UAB	6,378	-	20,810	145	-	20,955	20,955	2,554	2008
Birmingham, AL
COURTYARD - FORT MEADE AT NBP	14,400	1,611	22,622	169	1,611	22,791	24,402	2,518	2008
Annapolis Junction, MD
COURTYARD BY MARRIOTT - WEST LANDS END	7,550	1,500	13,416	218	1,500	13,633	15,133	1,598	2007
Fort Worth, TX
COURTYARD - FT WORTH	14,984	774	45,820	466	774	46,286	47,060	5,128	2008
Fort Worth, TX
COURTYARD BY MARRIOTT	6,790	1,600	13,247	2,688	1,600	15,935	17,535	1,737	2007
Harlingen, TX
COURTYARD BY MARRIOTT - NORTHWEST	7,263	1,428	15,085	1,041	1,428	16,126	17,554	1,998	2007
Houston, TX
COURTYARD BY MARRIOTT - WESTCHASE	16,680	4,400	22,626	565	4,400	23,191	27,591	2,503	2007
Houston, TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD BY MARRIOTT WEST UNIVERSITY	10,980	2,200	16,408	141	2,200	16,549	18,749	1,864	2007
Houston, TX
COURTYARD BY MARRIOTT - COUNTRY CLUB PLAZA	9,610	3,426	16,349	401	3,426	16,749	20,175	2,630	2007
Kansas City, MO
COURTYARD BY MARRIOTT	10,320	3,200	19,009	1,075	3,200	20,084	23,284	2,185	2007
Lebanon, NJ
COURTYARD BY MARRIOTT	-	5,272	12,778	626	5,272	13,404	18,675	1,954	2007
Houston, TX
COURTYARD - NEWARK ELIZABETH	9,737	-	35,177	2,184	-	37,361	37,361	4,009	2008
Elizabeth, NJ
COURTYARD - RICHMOND	11,800	2,173	-	17,649	2,173	17,649	19,822	1,976	2007
Richmond, VA
COURTYARD BY MARRIOTT - ROANOKE AIRPORT	14,651	3,311	22,242	1,759	3,311	24,001	27,311	2,470	2007
Roanoke, VA
COURTYARD BY MARRIOTT SEATTLE - FEDERAL WAY	22,830	7,700	27,167	541	7,700	27,707	35,407	2,821	2007
Federal Way, WA
COURTYARD BY MARRIOTT CHICAGO- ST.CHARLES	-	1,685	9,355	781	1,685	10,136	11,821	1,159	2007
St. Charles, IL
COURTYARD BY MARRIOTT - WILLIAM CENTER	16,030	4,000	20,942	3,063	4,000	24,005	28,005	2,528	2007
Tucson, AZ
COURTYARD BY MARRIOTT	-	2,397	18,560	801	2,397	19,361	21,759	2,230	2007
Wilmington, NC
DOUBLETREE - ATLANTA GALLERIA	6,116	1,082	20,397	1,087	1,082	21,484	22,565	2,458	2008
Alpharetta, GA
DOUBLETREE - WASHINGTON DC	26,398	25,857	56,964	2,773	25,857	59,736	85,594	5,550	2008
Washington, DC
EMBASSY SUITES - BEACHWOOD	14,752	1,732	42,672	422	1,732	43,094	44,826	4,422	2008
Beachwood, OH
EMBASSY SUITES - BALTIMORE	12,661	2,429	38,927	1,051	2,429	39,978	42,408	4,668	2008
Hunt Valley, MD
FAIRFIELD INN	-	1,981	6,353	367	1,981	6,720	8,701	1,037	2007
Ann Arbor, MI

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HAMPTON INN SUITES - DENVER	7,216	6,144	26,472	264	6,144	26,736	32,879	2,976	2008
Colorado Springs, CO
HAMPTON INN ATLANTA - PERIMETER CENTER	8,450	2,768	14,072	1,273	2,768	15,345	18,113	1,658	2007
Atlanta, GA
HAMPTON INN BALTIMORE-INNER HARBOR	13,700	1,700	21,067	930	1,700	21,997	23,697	2,234	2007
Baltimore, MD
HAMPTON INN RALEIGH-CARY	7,024	2,268	10,503	1,922	2,268	12,426	14,694	1,334	2007
Cary, NC
HAMPTON INN UNIVERSITY PLACE	8,164	3,509	11,335	1,565	3,509	12,900	16,409	1,455	2007
Charlotte, NC
HAMPTON INN SUITES DULUTH-GWINNETT	9,585	488	12,991	1,917	488	14,907	15,395	1,618	2007
Duluth, GA
HAMPTON INN	-	1,228	7,049	(3,300)	1,228	3,749	4,976	45	2007
Durham, NC
HAMPTON INN WHITE PLAINS-TARRYTOWN	15,643	3,200	26,160	3,218	3,200	29,378	32,578	2,870	2007
Elmsford, NY
HAMPTON INN	-	2,753	3,782	1,553	2,753	5,335	8,088	579	2007
Jacksonville, NC
HAMPTON INN CRABTREE VALLEY	-	1,168	6,415	(2,824)	1,168	3,591	4,759	55	2007
Raleigh, NC
HGI - BOSTON BURLINGTON	5,871	4,095	25,556	425	4,095	25,980	30,075	2,858	2008
Burlington, MA
HGI - COLORADO SPRINGS	8,570	1,400	17,522	2,161	1,400	19,683	21,083	1,778	2008
Colorado Springs, CO
HGI - SAN ANTONIO AIRPORT	6,085	1,498	19,484	150	1,498	19,634	21,131	2,226	2008
San Antonio, TX
HGI - WASHINGTON DC	61,000	18,800	64,359	692	18,800	65,051	83,851	7,113	2008
Washington, DC
HILTON GARDEN INN - CHELSEA	30,250	16,095	39,804	(330)	16,095	39,474	55,570	4,280	2007
New York, NY
HILTON GARDEN INN TAMPA YBOR	9,460	2,400	16,159	641	2,400	16,800	19,200	1,810	2007
Tampa, FL
HILTON GARDEN INN - AKRON	7,164	900	11,556	(470)	900	11,086	11,986	1,336	2007
Akron, OH
HILTON GARDEN INN ALBANY AIRPORT	12,050	1,645	20,263	2,298	1,645	22,561	24,206	2,333	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Albany, NY
HILTON GARDEN INN ATLANTA WINWARD	10,503	1,030	18,206	1,048	1,030	19,253	20,284	2,023	2007
Alpharetta, GA
HILTON GARDEN INN	19,928	2,920	27,995	1,679	2,920	29,674	32,594	3,106	2007
Evanston, IL
HILTON GARDEN INN RALEIGH -DURHAM	8,000	2,754	26,050	1,456	2,754	27,506	30,260	2,882	2007
Raleigh, NC
HILTON GARDEN INN	21,680	8,900	25,156	1,058	8,900	26,214	35,114	2,819	2007
Westbury, NY
HILTON GARDEN INN	9,530	6,354	10,328	115	6,354	10,443	16,797	1,748	2007
Wilmington, NC
HILTON GARDEN INN HARTFORD NORTH	10,384	5,606	13,892	1,242	5,606	15,135	20,740	1,667	2007
Windsor, CT
HILTON GARDEN INN PHOENIX	22,062	5,114	57,105	442	5,114	57,548	62,662	5,613	2008
Phoenix, AZ
HILTON - UNIVERSITY OF FLORIDA	27,775	-	50,407	4,667	-	55,074	55,074	6,409	2007
Gainesville, FL
HOLIDAY INN EXPRESS - CLEARWATER GATEWAY	-	2,283	6,202	2,194	2,283	8,395	10,678	1,284	2007
Clearwater, FL
HOLIDAY INN HARMON MEADOW SECAUCUS	-	-	23,291	3,970	-	27,261	27,261	2,916	2007
Secaucus, NJ
HOMEWOOD - HOUSTON GALLERIA	9,415	1,655	30,587	72	1,655	30,659	32,313	3,917	2008
Houston, TX
HOMEWOOD SUITES	10,160	2,400	18,071	2,673	2,400	20,744	23,144	2,534	2007
Albuquerque, NM
HOMEWOOD SUITES	12,930	4,300	15,629	2,433	4,300	18,062	22,362	2,154	2007
Baton Rouge, LA
HOMEWOOD SUITES	12,747	1,478	19,404	4,699	1,478	24,103	25,581	2,809	2007
Cary, NC
HOMEWOOD SUITES HOUSTON - CLEARLAKE	7,222	1,235	12,655	2,233	1,235	14,888	16,123	1,556	2007
Houston, TX
HOMEWOOD SUITES	7,950	2,403	10,441	2,627	2,403	13,068	15,471	1,561	2007
Durham, NC
HOMEWOOD SUITES	9,900	721	9,592	2,549	721	12,142	12,862	1,579	2007

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Lake Mary, FL
HOMEWOOD SUITES METRO CENTER	6,330	2,684	9,740	3,108	2,684	12,848	15,532	1,579	2007
Phoenix, AZ
HOMEWOOD SUITES	11,800	3,203	21,300	306	3,203	21,606	24,809	2,968	2007
Princeton, NJ
HOMEWOOD SUITES CRABTREE VALLEY	12,869	2,194	21,292	2,329	2,194	23,621	25,815	2,690	2007
Raleigh, NC
HOMEWOOD SUITES CLEVELAND SOLON	5,490	1,900	10,757	1,671	1,900	12,428	14,328	1,480	2007
Solon, OH
HOMEWOOD SUITES COLORADO SPRINGS NORTH	7,830	2,900	14,011	2,481	2,900	16,492	19,392	2,203	2007
Colorado Springs, CO
HYATT REGENCY - OC	-	18,688	93,384	14,412	18,688	107,796	126,484	5,212	2008
Orange County, CA
HYATT - BOSTON/MEDFORD	8,142	2,766	29,141	89	2,766	29,230	31,996	3,660	2008
Medford, MA
MARRIOTT - ATL CENTURY CENTER	9,628	-	36,571	1,670	-	38,241	38,241	5,237	2008
Atlanta, GA
MARRIOTT - CHICAGO - MED DIST UIC	7,896	8,831	17,911	4,667	8,831	22,578	31,409	2,278	2008
Chicago, IL
Marriott - WOODLANDS WATERWAY	-	5,500	98,886	18,093	5,500	116,978	122,478	11,199	2007
Woodlands, TX
QUALITY SUITES	10,350	1,331	13,709	1,374	1,331	15,083	16,414	1,679	2007
Charleston, SC
RESIDENCE INN - BALTIMORE	40,040	-	55,410	831	-	56,242	56,242	5,960	2008
Baltimore, MD
RESIDENCE INN	6,900	1,700	12,629	770	1,700	13,400	15,100	1,484	2007
Brownsville, TX
RESIDENCE INN - CAMBRIDGE	26,726	10,346	72,735	278	10,346	73,013	83,358	7,408	2008
Cambridge, MA
RESIDENCE INN SOUTH BRUNSWICK-CRANBURY	10,000	5,100	15,368	2,071	5,100	17,440	22,540	1,964	2007
Cranbury, NJ
RESIDENCE INN CYPRESS - LOS ALAMITS	20,650	9,200	25,079	3,102	9,200	28,181	37,381	3,165	2007
Cypress, CA
RESIDENCE INN DFW AIRPORT NORTH	9,560	2,800	14,782	525	2,800	15,306	18,106	1,658	2007
Dallas-Fort Worth, TX
RESIDENCE INN PARK CENTRAL	8,970	2,600	17,322	2,514	2,600	19,835	22,435	2,290	2007
Dallas , TX

		Initial Cost (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN SOMERSET-FRANKLIN	9,890	3,100	14,322	1,772	3,100	16,094	19,194	1,821	2007
Franklin, NJ
RESIDENCE INN	10,810	5,300	14,632	2,107	5,300	16,740	22,040	1,851	2007
Hauppauge, NY
RESIDENCE INN WESTCHASE	12,550	4,300	16,969	595	4,300	17,564	21,864	1,903	2007
Westchase, TX
RESIDENCE INN WEST UNIVERSITY	13,100	3,800	18,834	302	3,800	19,136	22,936	2,167	2007
Houston, TX
RESIDENCE INN NASHVILLE AIRPORT	12,120	3,500	14,147	1,094	3,500	15,241	18,741	1,636	2007
Nashville, TN
RESIDENCE INN	7,500	1,688	10,812	2,390	1,688	13,202	14,890	2,241	2007
Phoenix, AZ
RESIDENCE INN - POUGHKEEPSIE	8,109	1,003	24,590	223	1,003	24,813	25,815	2,831	2008
Poughkeepsie, NY
RESIDENCE INN ROANOKE AIRPORT	5,122	500	9,499	87	500	9,586	10,086	1,253	2007
Roanoke, VA
RESIDENCE INN WILLIAMS CENTRE	12,770	3,700	17,601	400	3,700	18,001	21,701	2,063	2007
Tucson, AZ
RESIDENCE INN - NEWARK ELIZABETH	10,297	-	41,096	1,835	-	42,931	42,931	4,772	2008
Elizabeth, NJ
SPRINGHILL SUITES	9,130	3,200	14,833	139	3,200	14,972	18,172	1,606	2007
Danbury, CT
TOWNEPLACE SUITES NORTHWEST	7,082	5,332	8,301	1,386	5,332	9,687	15,020	1,459	2007
Austin, TX
TOWNEPLACE SUITES BIRMINGHAM-HOMEWOOD	-	2,220	7,307	1,098	2,220	8,405	10,624	1,374	2007
Birmingham, AL
TOWNEPLACE SUITES NORTHWEST	4,900	2,065	5,223	994	2,065	6,217	8,282	1,026	2007
College Station, TX
TOWNEPLACE SUITES NORTHWEST - CLEARLAKES	5,815	2,267	9,037	1,051	2,267	10,088	12,356	1,381	2007
Houston, TX
TOWNEPLACE SUITES NORTHWEST	-	1,607	11,644	1,329	1,607	12,974	14,581	1,669	2007
Houston, TX

Total (1)	4,895,088	1,684,793	7,509,212	357,421	1,684,793	7,866,633	9,551,426	717,547

(1) Amounts in this table may not tie to the total due to rounding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2009

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2009 for Federal income tax purposes was approximately $9,544,951 (unaudited).

(C)

Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)

Reconciliation of real estate owned:

	2009	2008	2007

Balance at January 1,	$8,216,942	6,167,090	2,245,907
Acquisitions and capital improvements	1,378,465	2,184,330	4,089,650
Intangible assets	(81,052)	(93,870)	(190,681)
Intangible liabilities	37,071	5,968	22,214
Sales	-	(46,576)	-

Balance at December 31,	$9,551,426	8,216,942	6,167,090

(E)

Reconciliation of accumulated depreciation:

Balance at January 1,	$406,235	160,046	38,983
Depreciation expense	311,312	246,189	121,063

Balance at December 31,	$717,547	406,235	160,046

(F)

Depreciation is computed based upon the following estimated lives:

Buildings and improvements	5-30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5-10 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2009, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 13.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2010 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2010, and is incorporated by reference into this Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)

List of documents filed:

(1)

Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2009 is submitted herewith.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 15, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks		March 15, 2010
Name:	Robert D. Parks	Director and chairman of the board

By:	/s/ Brenda G. Gujral		March 15, 2010
Name:	Brenda G. Gujral	Director and president (principal executive officer)

By:	/s/ Lori J. Foust		March 15, 2010
Name:	Lori J. Foust	Treasurer and principal financial officer

By:	/s/ Jack Potts
Name:	Jack Potts	Principal accounting officer	March 15, 2010

By:	/s/ J. Michael Borden
Name:	J. Michael Borden	Director	March 15, 2010

By:	/s/ David Mahon
Name:	David Mahon	Director	March 15, 2010

By:	/s/ Thomas F. Meagher
Name:	Thomas F. Meagher	Director	March 15, 2010

By:	/s/ Paula Saban
Name:	Paula Saban	Director	March 15, 2010

By:	/s/ William J. Wierzbicki
Name:	William J. Wierzbicki	Director	March 15, 2010

By:	/s/ Thomas F. Glavin
Name:	Thomas F. Glavin	Director	March 15, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 6, 2007)

2.2

Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 27, 2007)

2.3

Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 25, 2008)

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2009 (file number 333-158338))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2006 (file number 333-139504))

4.3

Independent Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on February 11, 2005 (file number 333-122743))

4.4

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 3, 2009)

10.2.1

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2.2

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2.3

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.2.4

Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 16, 2008)

10.3

First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.4

Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 18, 2005 (file number 333-122743))

10.5

Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc. and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.6

Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.7

Shareholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.8

Supplemental Shareholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 17, 2005)

10.9

Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 13, 2008)

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