Form 10-K/A
period 2009-12-31
Inland American Real Estate Trust, Inc.
filed 2010-03-26
CIK 1307748

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes X       No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  X          Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  X

While there is no established market for the registrant’s shares of common stock, the registrant has completed a follow-on primary offering of its shares of common stock pursuant to a registration statement on Form S-11.  In each of its primary offerings, the registrant sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers.  The number of shares held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 811,245,794.

As of March 25, 2010, there were 829,289,243 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Inland American Real Estate Trust, Inc. (referred to herein as “us,” “we,” “our” or the “Company”) filed an Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) on March 16, 2010, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (the “SEC”).  The Company has determined to amend the Form 10-K to include the Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement.  Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

In addition, in connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Form 10-K/A currently dated certifications.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events.  Information not affected by the amendments described above is unchanged and has not been included herein.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the SEC.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Directors

The biographies of our directors are set forth below.  All ages are stated as of January 1, 2010.

Robert D. Parks, 66.  Chairman of the board and director since October 2004.  Mr. Parks has been a principal of the Inland real estate organization since May 1968 and is currently chairman of Inland Real Estate Investment Corporation (“IREIC” or the “sponsor”), our sponsor and the parent company of Inland American Business Manager & Advisor, Inc., our business manager (the “Business Manager”), a position he has held since November 1984.  Mr. Parks has been a director of Inland Investment Advisors, Inc. since June 1995, and also served as a director of Inland Securities Corporation from August 1984 until June 2009.  Mr. Parks served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008.  He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004.  Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008 and as the chairman of the board and a director of Inland Western Retail Real Estate Trust since its inception in March 2003.  Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC.  He oversees and coordinates the marketing of all investments and investor relations.

He received his bachelor degree from Northeastern Illinois University, Chicago, Illinois, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning and the National Association of Real Estate Investment Trusts, or “NAREIT.”

With over forty years of experience in the commercial real estate industry, we believe Mr. Parks has the depth of experience to implement our business strategy.  As chairman of the board of each of the other real estate investment trusts, or “REITs,” sponsored by IREIC, including a New York Stock Exchange-listed REIT, we believe Mr. Parks has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as our chairman.

J. Michael Borden, 73.  Independent director since October 2004.  Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Total Quality Plastics, Inc., Rock Valley Leasing, Inc., Hufcor Inc. and Airwall, Inc.  Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin.  Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments a Real Estate Investment Company.  He currently serves on the board of directors of Dowco, Inc., M&I Bank, Competitive Wisconsin, St. Anthony of Padua Charitable Trust and Great Lakes Packaging, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering.  Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council.  He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor degree in accounting and finance from Marquette University, Milwaukee, Wisconsin.  He also attended a master of business administration program in finance at Marquette University.

Over the past twenty-five years, Mr. Borden’s various businesses have routinely entered into real estate transactions in the ordinary course of business, allowing him to develop experience in acquiring, leasing, developing and redeveloping real estate assets.  We believe that this experience qualifies him to serve as a director on our board.

Thomas F. Glavin, 49.  Independent director since October 2007.  Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies.  Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs.  At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls.  In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation.  In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for the past seventeen years.  Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440 unit manufactured home park in Frankfort, Illinois.  Mr. Glavin received his bachelor degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University in Chicago, Illinois.  Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.

Mr. Glavin has worked in the accounting profession for over twenty-seven years, including in the real estate industry while at Vavrus & Associates.  Through this experience, Mr. Glavin is able to assist the board in fulfilling its oversight responsibility relating to the integrity of our financial statements and the adequacy of our internal controls, among other things.

Brenda G. Gujral, 67.  President and director since October 2004.  Ms. Gujral also serves as president, chief executive officer and a director of IREIC.  She served as president and a director of IREIC from July 1987 through June 1992, at which time she took a leave to work in a family business. She returned to Inland in a part-time position from October 1995 until January 1998, at which time she was again named president and a director of IREIC.  Ms. Gujral was then appointed chief executive officer of IREIC in January 2008.  She has been a director of Inland Securities Corporation since January 1997, and served as its president and chief operating officer from January 1997 to June 2009.  Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc. since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003, serving as its chief executive officer from June 2005 until November 2007.  Ms. Gujral also has served a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009.  She has been the chairman of the board of Inland Real Estate Exchange Corporation since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication.  Ms. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions.  Ms. Gujral has been able to draw on this these experiences both during our capital raising stage and during this period in which we continue to acquire and operate real estate assets.  We believe that this experience, coupled with her leadership of IREIC, uniquely qualify Ms. Gujral to serve as a member of our board.

Ms. Gujral has been with the Inland organization for thirty years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University.  She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of the NAREIT.  Ms. Gujral is known for mentoring people to be the best they can be. She is a world traveler; her hobbies include mentoring women, reading and spending time with her husband and children, especially her four grandchildren.

David Mahon, 47.  Independent director since October 2004.  Mr. Mahon currently serves as managing director of GE Antares Capital and is one of GE Antares’ senior professionals with over twenty years of leveraged finance experience.  Mr. Mahon is responsible for structuring and syndicating GE Antares’ transactions.  Previously, Mr. Mahon also was primarily responsible for purchasing and trading investments for Antares’ securitized investment funds.  Prior to forming Antares, Mr. Mahon spent six years at Heller Financial, the last three years of which he worked within the capital markets group.  He also spent three years with Citicorp’s leveraged capital group and started his career at Arthur Andersen.  Mr. Mahon currently serves on the board of directors for Noodles & Company, an operator and franchisor of over 200 casual dining restaurants.  Mr. Mahon is a certified public accountant and a graduate of Augustana College, Rock Island, Illinois.  He holds Series 7 and 63 certifications from FINRA.

As a result of his financial experience and expertise, Mr. Mahon is able to provide valuable insight and advice with respect to our financial risk exposures, our financial reporting process and our system of internal controls.  In fact, Mr. Mahon, who currently serves as the chairman of the audit committee of our board, qualifies as an “audit committee financial expert” as defined by the SEC.

Thomas F. Meagher, 79.  Independent director since October 2004.  Mr. Meagher currently serves on the board of directors of DuPage Airport Authority and the TWA Plan Oversight Committee.  He also is a former member of the board of trustees of Edward Lowe Foundation, The Private Bank Corp. and the Chicago Chamber of Commerce.  Mr. Meagher has previously served on the board of directors of UNR Industries, Rohn Towers, Greyhound Lines Inc., Festival Airlines, Lakeside Bank and Trans World Airlines, where he served as chairman of the board for two years and participated in the sale of the company to American Airlines.

Mr. Meagher began his business career in 1958 when he was selected by American Airlines for its management training program.  He subsequently joined Continental Air Transport of Chicago as Executive Vice-President in 1964. In 1970, Mr. Meagher was appointed the first president and chief executive officer of the Chicago Convention and Tourism Bureau, returning to Continental Air Transport as president and chief executive officer in 1972. In 1980, Mr. Meagher purchased Howell Tractor and Equipment Company, a large heavy construction equipment dealership, and sold the company in April 2005. He is the principal stockholder and chairman of Professional Golf Cars of Florida.

Mr. Meagher received his bachelor degree from St. Mary’s University of Minnesota.  Upon graduation, he entered the U.S. Marine Corps Officer Candidate Program, serving with the 2nd Marine Air Wing and achieving the rank of Captain.  Mr. Meagher also attended graduate business school at the University of Chicago.

As his biography demonstrates, Mr. Meagher has served on the boards of directors of numerous public and private entities.  We believe that this experience positions him well to serve on our board.

Paula Saban, 56.  Independent director since October 2004.  Ms. Saban has worked in the financial services and banking industry for over twenty-five years.  She began her career in 1978 with Continental Bank, which later merged into Bank of America.  From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas.  She also managed client service teams and developed numerous client satisfaction programs.  In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America’s Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly-held companies and entrepreneurs.  In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction.  She retired from Bank of America in 2006 as a senior vice president/private client manager.  In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is president and a principal stockholder.  As president of Newport Distribution, Ms. Saban has insight into the development and construction industry, to which the Company has exposure as a result of its investments in joint ventures.  Ms. Saban is able to convey these insights to our board, thus making a valuable addition to our board.

Ms. Saban received her bachelor degree from MacMurray College, Jacksonville, Illinois, and her master of business administration from DePaul University, Chicago, Illinois.  She holds Series 7 and 63 certifications from FINRA. She is a former president of the Fairview Elementary School PTA and a former trustee of both the Goodman Theatre and Urban Gateways.  She currently serves as Legislative Chair of Illinois PTA District 37 and as liaison to the No Child Left Behind Task Force of School District 54.

William J. Wierzbicki, 63.  Independent director since October 2005.  Mr. Wierzbicki is a registered Professional Planner in the Province of Ontario, Canada, and is a member of both the Canadian Institute of Planners and the Ontario Professional Planners Institute.  Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores and Price Township as well as the Town of Chapleau.  Mr. Wierzbicki previously served as the Coordinator of Current Planning with the City of Sault Ste. Marie, Ontario.  In that capacity, his expertise was in the review of residential, commercial and industrial development proposals.  Mr. Wierzbicki led the program to develop a new Comprehensive Zoning By-Law for the City of Sault Ste. Marie.  Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie’s Industrial Development Strategy.  More recently he has completed a Community Development Plan for Batchwana First Nation’s Rankin site and an Official Plan for the Township of Prince.  Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School in Ontario, Canada, and attended Sault College and Algoma University.

Mr. Wierzbicki’s extensive experience in the commercial real estate industry, including with real estate developments, qualifies him to serve on our board.  In addition, if we determine to acquire any real estate assets in Canada in the future, Mr. Wierzbicki’s expertise in the Canadian real estate market will be useful to our board.

Executive Officers

In addition to Mr. Parks and Ms. Gujral, whose biographies are set forth above, the following individuals serve as our executive officers.  All ages are stated as of January 1, 2010.

Roberta S. Matlin, 65.  Vice president – administration since October 2004.  Ms. Matlin joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations.  Ms. Matlin also has been a director of Inland Real Estate Exchange Corporation since May 2001, a director of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since December 2007.  She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995.  Ms. Matlin also has served as the president of our Business Manager since its inception in October 2004.  She has served as vice president of Inland Diversified Real Estate Trust, Inc. since June 2008, and served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois in Champaign.  She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA.

Lori Foust, 45.  Treasurer since October 2005 and our principal financial officer since September 2007.  Ms. Foust also has served as the chief financial officer of our Business Manager since October 2005 and as a director and the treasurer of our consolidated joint venture Minto Builders (Florida), Inc. since January 2006. Ms. Foust also served as the treasurer of Inland Diversified Real Estate Trust, Inc. from June 2008 to November 2009 and served as the principal accounting officer of Inland Western Retail Real Estate Trust, Inc. from February 2004 to March 2006. Ms. Foust joined the Inland organization in 2003, in the capacity of vice president of Inland Western Retail Real Estate Advisory Services, Inc. Prior to joining the Inland organization, Ms. Foust worked in the field of public accounting and was a senior manager in the real estate division for Ernst and Young, LLP. She received her bachelor of science degree in accounting and her master of business administration from the University of Central Florida.  Ms. Foust is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Jack Potts, 40.  Principal accounting officer since September 2007. Mr. Potts also has served as the chief accounting officer of our Business Manager since September 2007.  Prior to joining the Inland organization, Mr. Potts held various positions with Equity Office Properties Trust, Inc., in accounting and financial reporting. Prior to working at Equity Office, Mr. Potts worked in the field of public accounting and was a manager in the real estate division for Ernst and Young LLP.  He received a bachelor degree in accounting from the Michigan State University in East Lansing, Michigan. Mr. Potts is a certified public accountant.

Scott W. Wilton, 49.  Secretary since October 2004.  Mr. Wilton joined The Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department.  Mr. Wilton previously served as secretary of Inland Western Retail Real Estate Trust, Inc. from March 2003 to November 2005, as secretary of Inland Real Estate Exchange Corporation from May 2001 to August 2009 and as secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. from September 1998 to December 2004.  Mr. Wilton is involved in all aspects of The Inland Group’s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters and litigation management.  He received bachelor degrees in economics and history from the University of Illinois, Champaign, in 1982 and his law degree from Loyola University, Chicago, Illinois, in 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate, corporate transactions and litigation.

Audit Committee

Our board has formed an audit committee comprised of four independent directors, Messrs. Borden, Glavin, Mahon and Meagher.  The board has determined that Mr. Mahon, the chairman of the committee, qualifies as an “audit committee financial expert” as defined by the SEC, and that each member of the committee is independent in accordance with the standards set forth in the committee’s charter.  The audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accounting firm; (4) the adequacy of our internal controls; and (5) the performance of our independent registered public accounting firm.  The audit committee has adopted a written charter, which is available on our website at www.inland-american.com under the “Corporate Governance” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file.  Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2009, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2009.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com.  We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.   Executive Compensation

Compensation of Executive Officers

All of our executive officers are officers and employees, respectively, of one or more of the affiliates of our Business Manager and are compensated by those entities, in part, for services rendered to us.  We do not separately compensate our executive officers, nor do we reimburse either our Business Manager or our property managers for any compensation paid to their employees who also serve as our executive officers, other than through the general fees we pay to them under the business management agreement or the property management agreements.  As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included in this Form 10-K/A a “Compensation Discussion and Analysis” or a report from our board of directors with respect to executive compensation.  The fees we pay to the Business Manager and property managers under the business management agreement or the property management agreements are described in more detail in Item 13 of this Form 10-K/A.

If we decide to pay our named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable to the executive officers with respect to the current or future value of our shares.

Independent Director Compensation

We pay each of our independent directors an annual fee of $30,000 plus $1,000 for each in-person meeting of the board and $500 for each meeting of the board attended by telephone.  We also pay the chairperson of the audit committee an annual fee of $10,000 plus $1,000 for our independent directors for each in-person meeting of the audit committee and $500 for each meeting of the audit committee attended by telephone, and the chairperson of any other committee, including any special committee, an annual fee of $5,000.  We pay our independent directors $500 for each meeting of any committee of the board attended by telephone.  We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings.  In addition, on the date of each annual meeting of stockholders, we grant to each independent director then in office options to purchase 500 shares of our common stock under our independent director stock option plan.  We do not compensate any director that also is an employee of our Company, our Business Manager or its affiliates.

The following table further summarizes compensation earned by the independent directors for the year ended December 31, 2009.

	Fees Earned in Cash ($)	Option Awards ($)(1)	Total ($)
J. Michael Borden	58,000	4,475	62,475
Thomas F. Glavin	62,250	4,475	66,725
David Mahon	70,500	4,475	74,975
Thomas F. Meagher	59,500	4,475	63,975
Paula Saban	63,750	4,475	68,225
William J. Wierzbicki	53,500	4,475	57,975

(1)  With the exception of Mr. Glavin, each independent director had options to purchase 5,000 shares of our common stock outstanding at December 31, 2009.  Mr. Glavin had options to purchase 4,000 shares of our common stock outstanding at December 31, 2009.  All options have been granted pursuant to our independent director stock option plan.

Stock Option Grants

Under our independent director stock option plan, we have authorized and reserved a total of 75,000 shares of our common stock for issuance.  The number and type of shares that could be issued under the plan may be adjusted if we are the surviving entity after a reorganization or merger or if we split our stock, are consolidated or are recapitalized.  If this occurs, the exercise price of the options will be correspondingly adjusted.

The independent director stock option plan generally provides for the grant of non-qualified stock options to purchase 3,000 shares to each independent director upon his or her appointment subject to satisfying the conditions set forth in the plan.  The plan also provides for subsequent grants of options to purchase 500 shares on the date of each annual stockholder’s meeting to each independent director then in office.  The exercise price for all options is equal to the fair market value of our shares, as defined in the plan.  However, options may not be granted at any time when the grant, along with the grants to be made at the same time to other independent directors, would exceed 9.8% of our issued and outstanding shares.

One-third of the options granted following an individual initially becoming an independent director are exercisable beginning on the date of their grant, one-third become exercisable on the first anniversary of the date of their grant and the remaining one-third become exercisable on the second anniversary of the date of their grant.  All other options granted under the independent director stock option plan become fully exercisable on the second anniversary of their date of grant.

Options granted under the independent director stock option plan are exercisable until the first to occur of: the tenth anniversary of the date of grant; the removal for cause of the person as an independent director; or three months following the date the person ceases to be an independent director for any other reason except death or disability.

All options generally are exercisable in the case of death or disability for a period of one year after death or the disabling event, provided that the death or disabling event occurs while the person is an independent director.  However, if the option is exercised within the first six months after it becomes exercisable, any shares issued pursuant to such exercise may not be sold until the six month anniversary of the date of the grant of the option.  Notwithstanding any other provisions of the independent director stock option plan to the contrary, no option issued pursuant thereto may be exercised if exercise would jeopardize our status as a REIT under the Internal Revenue Code of 1986, as amended.

No option may be sold, pledged, assigned or transferred by an independent director in any manner otherwise than by will or by the laws of descent or distribution.

Upon our dissolution, liquidation, reorganization, merger or consolidation as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our assets, the independent director stock option plan will terminate, and any outstanding unexercised options will terminate and be forfeited.  However, holders of options may exercise any options that are otherwise exercisable immediately prior to the dissolution, liquidation, consolidation or merger.  Additionally, our board may provide for other alternatives in the case of a dissolution, liquidation, consolidation or merger.

Compensation Committee Interlocks and Insider Participation

None of our current or former officers or employees, or the current or former officers or employees of our subsidiaries, participated in any deliberations of our board of directors concerning executive officer compensation during the year ended December 31, 2009.  In addition, during the year ended December 31, 2009, none of our executive officers served as a director or a member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

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

We have adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to purchase 3,000 shares following their becoming a director and for the grant of additional options to purchase 500 shares on the date of each annual stockholder’s meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. All other options are exercisable on the second anniversary of the date of grant.

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table shows the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group.  All information is as of March 15, 2010.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
J. Michael Borden, Independent Director	129,172	(3)(4)	*
Thomas F. Glavin, Independent Director	21,874	(3)(5)	*
Brenda G. Gujral, Director and President	7,713	(6)	*
David Mahon, Independent Director	20,555	(3)(7)	*
Thomas F. Meagher, Independent Director	16,284	(3)	*
Robert D. Parks, Director and Chairman of the Board	505,522	(8)	*
Paula Saban, Independent Director	4,000	(3)	*
William J. Wierzbicki, Independent Director	5,250	(3)(9)	*
Roberta S. Matlin, Vice President—Administration	3,079		*
Lori J. Foust, Treasurer and Principal Financial Officer	3,500		*
Jack Potts, Principal Accounting Officer	–		–
Scott W. Wilton, Secretary	4,001	(10)	*
All Directors and Officers as a group (twelve persons)	720,949		*

*

Less than 1%

(1)  The business address of each person listed in the table is c/o Inland American Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

(2)  All fractional ownership amounts have been rounded to the nearest whole number.

(3)  Includes shares issuable upon exercise of vested options granted to the director under our independent director stock option plan.  Only those options that are currently exercisable or will become exercisable within 60 days after the date of this table are included.

(4)  Mr. Borden has sole voting and dispositive power over 129,172 shares, including 48,504 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and shares voting and dispositive power over 5,148 shares, which are owned by Mr. Borden’s spouse.

(5)  Mr. Glavin shares voting and dispositive power over all 21,874 shares.

(6)  Ms. Gujral has sole voting and dispositive power over 2,773 shares and shares voting and dispositive power over 4,941 shares, which are owned by Ms. Gujral’s spouse through his individual IRA.

(7)  Mr. Mahon shares voting and dispositive power over all 20,545 shares.

(8)  Mr. Parks has sole voting and dispositive power over all 505,522 shares, which include 26,316 shares owned by Mr. Parks’ mother in the Evelyn G. Parks Survivors Trust and 27,286 shares in the Parks Family Trust, for which Mr. Parks is the trustee.

(9)  Mr. Wierzbicki shares voting and dispositive power over all 5,250 shares.

(10)  Mr. Wilton shares voting and dispositive power over all 4,001 shares, which include 650 shares owned by Mr. Wilton’s spouse through her individual IRA.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our business is managed under the direction and oversight of our board of directors.  The members of our board are J. Michael Borden, Thomas F. Glavin, Brenda G. Gujral, David Mahon, Thomas F. Meagher, Robert D. Parks, Paula Saban and William J. Wierzbicki.  As required by our charter, a majority of our directors must be “independent.”  An “independent director” is a person who:  (1) is not directly or indirectly associated, and has not been directly or indirectly associated within the two years prior to becoming an independent director, with the Company, IREIC, or our Business Manager whether by ownership of, ownership interest in, employment by, any material business or professional relationship with or as an officer or director of the Company, IREIC, our Business Manager or any of their affiliates; (2) does not serve as a director for another REIT sponsored by IREIC or advised by our Business Manager or any of its affiliates; and (3) performs no other services for the Company, except as director.  Based on this standard and the standards established by the New York Stock Exchange, Messrs. Borden, Glavin, Mahon, Meagher and Wierzbicki and Ms. Saban qualify as independent directors.

Mr. Parks serves as our chairman of the board.  The chairman of the board organizes the work of the board and ensures that the board has access to sufficient information to carry out its functions, including monitoring the Company’s performance and the performance of our Business Manager and our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC, as well as the third-party managers that manage our lodging properties.  Mr. Parks presides over meetings of the board of directors and stockholders, establishes the agenda for each meeting and oversees the distribution of information to directors.  Each director has access to the members of our management team as well as full access to our books and records.

Related Party Transactions

We pay our Business Manager and its affiliates various fees and compensation.  The following is a summary of the fees and compensation we paid to our Business Manager and its affiliates during the year ended December 31, 2009.

We have paid affiliates of our Business Manager, including Inland Securities Corporation (“Inland Securities”), for services incurred in connection with the public offerings of our common stock.  Inland Securities served as the dealer manager for both our initial and our follow-on public offerings and was entitled to receive a selling commission equal to 7.5% of the sale price for each share sold in the “best efforts” offering, a marketing contribution equal to 2.5% of the gross offering proceeds from shares sold in the “best efforts” offering and additional 0.5% of these gross offering proceeds.  For the year ended December 31, 2009, these fees and expenses totaled approximately $25.7 million.  Inland Securities was permitted to reallow up to 7% of the selling commissions, and up to 1.5% of the marketing contribution and all or any portion of the due diligence expense allowance, to soliciting dealers.  For the year ended December 31, 2009, Inland Securities reallowed approximately $20.2 million of these fees and expenses.

In accordance with the terms of our public offerings, the Business Manager guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 4.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  Offering costs did not exceed these limitations in either of our public offerings.

After our stockholders have received a non-cumulative, non-compounded return of 5.0% per annum on their “invested capital,” we pay our Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter.  For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period.  We pay this fee for services provided or arranged by our Business Manager, such as managing our day-to-day business operations, arranging for the ancillary services provided by other affiliates and overseeing these services, administering our bookkeeping and accounting functions, consulting with our board, overseeing our real estate assets and providing other services as our board deems appropriate.  For the year ended December 31, 2009, we incurred a business management fee in an amount equal to $39.0 million, or approximately 0.38% of our “average invested assets” on an annual basis, of which $12.0 million remained unpaid as of December 31, 2009.

We pay Inland Investment Advisors, Inc. fees on a monthly basis totaling 1% of the first $1 to $5 million of marketable securities under management, 0.85% of marketable securities from $5 to $10 million, 0.75% of marketable securities from $10 to $25 million, 0.65% of marketable securities from $25 to $50 million, 0.60% of marketable securities from $50 to $100 million and 0.50% of marketable securities above $100 million.  Notwithstanding the above, the total annual fees paid to Inland Investment Advisors plus the annual business management fee paid to our Business Manager may not exceed the amounts we may pay as the annual business management fee.  During the year ended December 31, 2009, we paid fees equal to approximately $1.3 million.

We also reimburse our Business Manager or its affiliates for all expenses that it, or any affiliate, including Inland Securities, pays or incurs on our behalf, including the salaries and benefits of persons employed by the Business Manager or its affiliates and performing services for us, except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the Business Manager.  For the year ended December 31, 2009, we incurred approximately $9.0 million of these costs.  In addition, for any year in which we qualify as a REIT, our Business Manager must reimburse us for the amounts, if any, by which the total operating expenses paid during the previous year exceed the greater of 2% of the average invested assets for that year or 25% of net income for that year, subject to certain adjustments. Our total operating expenses did not exceed these limits during the year ended December 31, 2009.

Additionally, we pay the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company.  Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property.  The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and is capitalized as part of the purchase price of the company.  We paid no acquisition fees during the year ended December 31, 2009.

We pay our property managers, entities owned principally by individuals who are employed by or affiliated with our Business Manager, a monthly fee equal to up to 4.5% of the gross income of each property managed directly by the property managers, their affiliates or agents.  We also pay our property managers, based on the type of property managed, a monthly oversight fee of up to 1% of the gross income from each property managed directly by entities other than our property managers, their affiliates or agents.  We do not pay any oversight fees with respect to our lodging properties.  We paid our property managers management fees of approximately $26.4 million for the year ended December 31, 2009.  We did not pay any oversight fees for the year ended December 31, 2009.

We pay Inland Mortgage Servicing Corporation, an affiliate of our Business Manager, $200 per loan per month for servicing our loans and $225 per loan per month in respect of any loans related to our lodging properties.  For the year ended December 31, 2009, we paid loan servicing fees totaling approximately $0.5 million. We also pay Inland Mortgage Brokerage Corporation, another affiliate of our Business Manager, a fee equal to 0.2% of the principal amount of each loan placed for us.  During the year ended December 31, 2009, we paid Inland Mortgage Brokerage Corporation fees totaling approximately $2.5 million.

In connection with our public “best efforts” offerings, we established a discount stock purchase policy for related parties and related parties of our Business Manager that permitted these persons to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares were purchased.  For the year ended December 31, 2009, we sold approximately 18,100 shares to related parties and recognized an expense of approximately $14,000 related to these discounts.

As of December 31, 2009, we had deposited $25.3 million in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

On February 24, 2009, we purchased from an unaffiliated third party convertible bonds of Inland Real Estate Corporation, a REIT previously sponsored by our sponsor, with a face value of $35.0 million, for approximately $25.0 million. We sold these bonds in the third quarter of 2009 for a total gain of $6.0 million.

On April 30, 2009, we purchased two properties from Inland Western Retail Real Estate Trust, Inc. (“Inland Western”), another REIT previously sponsored by our sponsor, for approximately $99.0 million.  We assumed debt in an amount equal to approximately $63.1 million, bearing interest at a rate equal to 4.3% per annum, in the transaction. On June 24, 2009, we purchased a property from Inland Western for approximately $62.6 million.  We assumed debt in an amount equal to $44.5 million, bearing interest at a rate equal to 5.34% per annum, in the transaction.

Policies and Procedures with Respect to Related Party Transactions

Our charter contains provisions setting forth our ability to engage in certain related party transactions.  Our board reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors not otherwise interested in the transaction.   In determining whether to approve or authorize a particular related party transaction, these directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.  We believe that our general policies and procedures regarding related party transactions also are evidenced by the disclosures in this Form 10-K/A and our prior proxy statements under the caption “Certain Relationships and Related Transactions.” We may in the future adopt written policies and procedures regarding related party transactions.

Item 14.

Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLP (referred to herein as “KPMG”), for the audit of our annual financial statements for the years ended December 31, 2009 and 2008, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2009 and 2008, respectively.

Description	Year ended December 31,
	2009	2008

Audit fees(1)	$1,308,000	$1,046,586
Audit-related fees(2)	$13,000	$336,000
Tax fees(3)	$454,883	$650,544
All other fees(4)	-	$160,315
TOTAL	$1,775,883	$2,193,445

(1)

Audit fees consist principally of fees paid for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-Q.

(2)

Audit-related fees are fees paid for professional services performed in connection with the review of our financial statements that were included in the registration statement, as amended, for the public offering of our common stock and the review of pro forma financial statements for property acquisitions.

(3)

Tax fees are comprised of tax compliance fees.

(4)

Other fees relate to due diligence services provided in connection with a potential investment in a joint venture.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG.  The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2009 and 2008, respectively, were consistent with maintaining KPMG’s independence.  Accordingly, the audit committee has approved all of the services provided by KPMG.  As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting.  The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

Under the policy, the audit committee must pre-approve any engagements to render services provided by the Company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service.  During the year, the audit committee will periodically monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved.  The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

During 2008, certain consulting and compliance-related tax fees for services performed by KPMG exceeded the amounts pre-approved by the audit committee.  The audit committee did, however,

approve, ratify and confirm the excess fees in January 2009. In addition, the audit committee and KPMG concluded that these additional fees did not affect KPMG’s independence.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

List of documents filed:

(3)

Exhibits:

The list of exhibits filed as part of this Form 10-K/A is set forth in (b) below and on the Exhibit Index attached hereto.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert D. Parks Name: Robert D. Parks	Director and chairman of the board	March 26, 2010
By: /s/ Brenda G. Gujral Name: Brenda G. Gujral	Director and president (principal executive officer)	March 26, 2010
By: /s/ Lori J. Foust Name: Lori J. Foust	Treasurer and principal financial officer	March 26, 2010
By: /s/ Jack Potts Name: Jack Potts	Principal accounting officer	March 26, 2010
By: /s/ J. Michael Borden Name: J. Michael Borden	Director	March 26, 2010
By: /s/ Thomas F. Glavin Name: Thomas F. Glavin	Director	March 26, 2010
By: /s/ David Mahon Name: David Mahon	Director	March 26, 2010
By: /s/ Thomas F. Meagher Name: Thomas F. Meagher	Director	March 26, 2010
By: /s/ Paula Saban Name: Paula Saban	Director	March 26, 2010
By: /s/ William J. Wierzbicki Name: William J. Wierzbicki	Director	March 26, 2010

Exhibit Index

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed as part of this Form 10-K/A.