Form 10-Q
period 2010-03-31
Inland American Real Estate Trust, Inc.
filed 2010-05-14
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of May 10, 2010, there were 831,137,756 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

Assets	March 31, 2010 (unaudited)	December 31, 2009
Assets:
Investment properties:
Land	$1,827,336	$1,684,793
Building and other improvements	8,211,828	7,866,633
Construction in progress	274,942	278,096
Total	10,314,106	9,829,522
Less accumulated depreciation	(802,934)	(717,547)
Net investment properties	9,511,172	9,111,975
Cash and cash equivalents	303,751	500,491
Restricted cash and escrows	79,034	71,187
Investment in marketable securities	262,328	217,061
Investment in unconsolidated entities	441,450	453,782
Accounts and rents receivable (net of allowance of $6,455 and $7,853)	94,497	80,145
Notes receivable	457,731	423,478
Intangible assets, net	425,113	389,136
Deferred costs and other assets	76,891	80,956
Total assets	$11,651,967	$11,328,211

Liabilities and Equity

Liabilities:
Mortgages, notes and margins payable	$5,474,077	$5,085,899
Accounts payable and accrued expenses	44,276	45,854
Distributions payable	34,553	34,317
Accrued real estate taxes	36,318	46,805
Advance rent and other liabilities	90,047	94,881
Intangible liabilities, net	81,908	76,379
Other financings	47,762	47,762
Total liabilities	5,808,941	5,431,897

Noncontrolling redeemable interests	264,132	264,132
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 829,289,120 and 823,619,190 shares issued and outstanding	829	824
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)	7,451,688	7,397,831
Accumulated distributions in excess of net loss	(1,947,819)	(1,815,054)
Accumulated other comprehensive income	55,910	29,712

Total Company stockholders' equity	5,560,608	5,613,313

Noncontrolling interests	18,286	18,869

Total equity	5,578,894	5,632,182

Total liabilities and equity	$11,651,967	$11,328,211

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Income:
Rental income	$151,770	$128,247
Tenant recovery income	23,396	21,683
Other property income	4,808	4,508
Lodging income	113,023	119,838

Total income	292,997	274,276

Expenses:
General and administrative expenses	11,243	14,820
Property operating expenses	32,082	28,659
Lodging operating expenses	74,820	75,303
Real estate taxes	24,652	21,816
Depreciation and amortization	109,137	92,928
Business manager management fee	6,000	4,000
Provision for asset impairment	945	-

Total expenses	258,879	237,526

Operating income	$34,118	$36,750

Interest and dividend income	7,422	18,443
Other income	485	385
Interest expense	(69,168)	(58,707)
Loss on consolidated investment	-	(148,887)
Equity in loss of unconsolidated entities	(3,890)	(9,384)
Realized gain (loss) and impairment on securities, net	3,763	(4,052)

Loss before income taxes	$(27,270)	$(165,452)

Income tax benefit (expense)	$173	$(1,581)

Net loss	$(27,097)	$(167,033)

Less: net income attributable to noncontrolling interests	(2,242)	(2,209)

Net loss attributable to Company	$(29,339)	$(169,242)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	29,627	(67,002)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	(3,763)	4,052
Unrealized gain on derivatives	334	316

Comprehensive loss	$(3,141)	(231,876)

Net loss per common share, basic and diluted	$(.04)	(.21)

Weighted average number of common shares outstanding, basic and diluted	826,716,592	800,227,755

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2010

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at December 31, 2009	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132

Net loss	-	-	-	(29,339)	-	(69)	(29,408)	2,311
Unrealized gain on investment securities	-	-	-	-	29,627	-	29,627	-
Reversal of unrealized gain to realized gain on investment securities	-	-	-	-	(3,763)	-	(3,763)	-
Unrealized gain on derivatives	-	-	-	-	334	-	334	-
Distributions declared	-	-	-	(103,426)	-	(514)	(103,940)	(2,311)
Proceeds from distribution reinvestment program	5,669,930	5	53,857	-	-	-	53,862	-

Balance at March 31, 2010	829,289,120	$829	$7,451,688	$(1,947,819)	$55,910	$18,286	$5,578,894	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2009

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net loss	-	-	-	(169,242)	-	(102)	(169,344)	2,311
Unrealized loss on investment securities	-	-	-	-	(67,002)	-	(67,002)	-
Reversal of unrealized loss to realized loss on investment securities	-	-	-	-	4,052	-	4,052	-
Unrealized gain on derivatives	-	-	-	-	316	-	316	-
Distributions declared	-	-	-	(99,423)	-	(810)	(100,233)	(2,311)
Proceeds from offering	20,890,667	20	208,470	-	-	-	208,490	-
Offering costs	-	-	(23,931)	-	-	-	(23,931)	-
Proceeds from distribution reinvestment program	6,617,826	7	62,866	-	-	-	62,873	-
Shares repurchased	(20,167,487)	(20)	(188,918)	-	-	-	(188,938)	-
Issuance of stock options and discounts on shares issued to affiliates	-	-	8	-	-	-	8	-

Balance at March 31, 2009	801,915,013	$802	$7,188,440	$(1,280,422)	$(69,055)	$19,681	$5,859,446	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(27,097)	$(167,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,137	92,928
Amortization of above and below market leases, net	100	(176)
Amortization of debt premiums, discounts and financing costs	3,036	2,254
Amortization of note receivable discount	-	(2,767)
Straight-line rental income	(5,034)	(4,762)
Loss on consolidated investment	-	148,887
Provision for asset impairment	945	-
Equity in loss of unconsolidated entities	3,890	9,384
Distributions from unconsolidated entities	992	207
Realized gain on investments in securities	(3,763)	-
Impairment of investments in securities	-	4,052
Other non-cash adjustments	(263)	(317)
Changes in assets and liabilities:
Accounts and rents receivable	(9,318)	(1,743)
Other assets	2,923	2,790
Accounts payable and accrued expenses	(108)	(1,598)
Advance rent and other liabilities	(3,310)	8,723
Accrued real estate taxes	(11,488)	(3,545)

Net cash flows provided by operating activities	60,642	87,284

Cash flows from investing activities:
Consolidation of LIP-H	-	1,757
Purchase of investment properties	(131,835)	(182,472)
Acquired in-place and market lease intangibles, net	(53,348)	(33,707)
Capital expenditures and tenant improvements	(17,612)	(14,820)
Investment in development projects	(11,302)	(31,309)
Sale of investment properties	11,419	-
Purchase of investment securities	(25,665)	(28,414)
Sale of investment securities	10,025	-
Investment in unconsolidated entities	(133)	(10,742)
Distributions from unconsolidated entities	7,583	10,440
Payment of leasing and franchise fees	(1,098)	(858)
Purchase of note receivable	(34,300)	-
Payments from notes receivable	47	53
Restricted escrows	(6,306)	(3,855)
Other assets	(255)	2,500

Net cash flows used in investing activities	(252,780)	(291,427)

Cash flows from financing activities:
Proceeds from offering	-	211,448
Proceeds from the dividend reinvestment program	53,862	62,873
Shares repurchased	-	(179,606)
Payment of offering costs	-	(22,526)
Distributions paid	(103,190)	(106,897)
Proceeds from mortgage debt and notes payable	83,619	45,988
Payoffs of mortgage debt	(69,965)	(6,006)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Principal payments of mortgage debt	(2,401)	(1,361)
Proceeds from (paydown of) margin securities debt, net	37,336	7,882
Payment of loan fees and deposits	(1,038)	(1,848)
Distributions paid to noncontrolling interests	(514)	(810)
Distributions paid to noncontrolling redeemable interests	(2,311)	(2,311)
Due from related parties, net	-	750

Net cash flows provided by (used in) financing activities	(4,602)	7,576

Net decrease in cash and cash equivalents	(196,740)	(196,567)
Cash and cash equivalents, at beginning of period	500,491	945,225

Cash and cash equivalents, at end of period	$303,751	$748,658

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(472,515)	$(486,999)
Tenant and real estate tax liabilities assumed at acquisition, net	1,709	1,410
Assumption of mortgage debt at acquisition	386,351	303,117
Non-cash discount of mortgage debt assumed	(47,380)	-

	(131,835)	(182,472)

Cash paid for interest	$64,405	$52,290

Supplemental schedule of non-cash investing and financing activities:

Consolidation of LIP-H	$-	$135,686

Assumption of mortgage debt at consolidation of LIP-H	$-	$(96,763)

Liabilities assumed at consolidation of LIP-H	$-	$(3,584)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2009, which are included in the Company's 2009 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

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

At March 31, 2010, the Company owned a portfolio of 975 commercial real estate properties. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	730	20,670,694 square feet
Lodging	97	14,856 rooms
Office	40	10,060,834 square feet
Industrial	72	15,959,342 square feet
Multi-Family	28	10,153 units
LIP-Holdings, LLC	8	487,038 square feet

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

(2)  Investment Properties

Acquisitions

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. The Company further reviews the acquired assets for triggering events that may require impairment. During the three months ended March 31, 2010 and 2009, the Company incurred $726 and $2,742, respectively, of acquisition costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity for the three months ended March 31, 2010.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units

Retail	Retail Portfolio – 16 properties	3/04/2010	$424,300	3,557,846 square feet
	Heritage Crossing	3/23/2010	$29,500	310,922 square feet
Industrial	Imagine Charter Schools – 7 schools	2/11/2010	$61,200	292,211 square feet
Multi-family	Fannin Street Station Apartments	1/15/2010	$57,600	678 units

Total			$572,600

Dispositions

The Company disposed of two lodging properties in the first quarter of 2010 for net proceeds of $11,419. Gains of $278 were realized in the sale of these properties.

Impairments

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

The use of projected future cash flows is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties. As of March 31, 2010, triggering events have occurred on certain portfolio properties and an impairment of $945 has been recognized for the three months ended March 31, 2010.

LIP-H Consolidation

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets. As of January 6, 2009, effective control over LIP-H rests with the Company’s subsidiary, resulting in the consolidation of LIP-H. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth (the other venture partner of LIP-H). The mezzanine loan with LIP-D is secured primarily by development projects at various stages of completion, including vacant land. The consolidation resulted in a loss of $148,887 being recognized for the three months ended March 31, 2009 (See Note 13).

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

(3)  Investment in Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

Entity	Description	Ownership %	Investment at March 31, 2010	Investment at December 31, 2009
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$175,573	$180,304

Cobalt Industrial REIT II	Industrial portfolio	28%	77,589	79,511

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	70,152	70,752

Concord Debt Holdings, LLC	Real estate loan fund	(a)	(12,551)	(9,940)

Wakefield Capital, LLC	Senior housing portfolio	(b)	92,880	94,872

Other unconsolidated entities	Various investments	Various	37,807	38,283

			$441,450	$453,782

(a)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, for the purpose of originating and acquiring real estate securities and real estate related loans. The carrying value of this investment can be recorded up to the maximum amount at which the Company believes it is obligated to fund, which is $13,637 as of March 31, 2010.

(b)

On July 9, 2008, the Company invested $100,000 in Wakefield Capital, LLC in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend. Wakefield owns 117 senior living properties containing 7,298 operating units/beds, one medical office building and a research campus totaling 313,204 square feet.

Combined Financial Information

The Company's carrying value of its investment in unconsolidated entities differs from its share of the equity reported in the combined balance sheets of the unconsolidated entities due to the Company's cost of its investment in excess of the historical net book values of the unconsolidated entities. The Company's additional basis allocated to depreciable assets is recognized on a straight-line basis over 30 years.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,203,663	$2,208,528
Real estate debt and securities investments	554,550	599,617
Other assets	279,321	313,381

Total Assets	3,037,534	3,121,526

Liabilities and Equity:
Mortgage debt	1,965,974	2,014,152
Other liabilities	97,817	113,637
Equity	973,743	993,737

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

	March 31, 2010	December 31, 2009
	(Dollars in thousands)	(Dollars in thousands)

Total Liabilities and Equity	3,037,534	3,121,526

Company’s share of Equity	425,768	437,671
Net excess of cost of investment over the net book value of underlying net assets (net of accumulated depreciation of $1,508 and $1,362, respectively)	15,682	16,111

Carrying value of investment in unconsolidated entities	$441,450	$453,782

	Three months ended March 31, 2010	Three months ended March 31, 2009
Statements of Operations:
Revenues	$64,674	$71,060

Expenses:
Interest expense and loan cost amortization	24,988	25,177
Depreciation and amortization	21,128	25,229
Operating expenses, ground rent and general and administrative expenses	24,637	21,119
Impairments and realized losses	8,774	37,789

Total expenses	79,527	109,314

Net loss	$(14,853)	(38,254)

Company’s share of:
Net loss, net of excess basis depreciation of $146 and $138	(3,890)	(9,384)
Depreciation and amortization (real estate related)	9,779	17,597

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, except for remaining capital commitments (Note 13). However, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(4) Noncontrolling Interests

As of March 31, 2010 and December 31, 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests are reclassified either as a separate component of equity or outside of permanent equity, as appropriate, as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity, reported at greater of carrying value or redemption value. The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interests in the Company's consolidated financial statements with a balance of $264,132 as of March 31, 2010 and December 31, 2009.

(5)  Fair Value of Financial Instruments

The table below represents the fair value of financial instruments as of March 31, 2010 and December 31, 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages and notes payable	$5,408,440	$5,252,098	$5,057,597	$4,872,189
Margins payable	$65,637	$65,637	$28,302	$28,302
Notes receivable	$457,731	$455,048	$423,478	$416,520

The Company estimates the fair value of its mortgages, notes and margins payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments or in the case of certain impaired loans, by determining the fair value of the collateral supporting the collateral-dependent loan. At March 31, 2010 and December 31, 2009, the carrying amounts of certain of the Company’s other financial instruments were representative of their fair values due to the short-term nature of these instruments.

(6)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2010 and 2009.

		For the three months ended		Unpaid amounts as of
		March 31, 2010	March 31, 2009	March 31, 2010	December 31, 2009
General and administrative:
General and administrative reimbursement	(a)	$2,231	$2,439	$1,715	$$1,876
Loan servicing	(b)	$133	$115	$-	$-
Affiliate share purchase discounts	(c)	$-	$8	$-	$-
Investment advisor fee	(d)	$332	$265	$240	$118
Total general and administrative to related parties		$2,696	$2,827	$1,955	$1,994

Property management fees	(e)	$7,074	$6,400	$18	$18
Business manager fee	(f)	$6,000	$4,000	$6,000	$12,000
Loan placement fees	(g)	$204	$650	$-	$-
Offering costs	(h)	$-	$21,252	$-	$-

(a)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration. $1,715 and $1,876 are unpaid as of March 31, 2010 and December 31, 2009 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)

A related party of the Business Manager provides loan servicing to the Company for an annual fee. Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties. The Company’s lodging properties will continue to be billed at 225 dollars per month per loan and MB REIT properties at 200 dollars per month, per loan.

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. The Company sold 0 and 11,521 shares to related parties and recognized an expense related to these discounts of $0 and $8 for the three months ended March 31, 2010 and 2009, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities. Fees of $240 and $118 remain unpaid as of March 31 2010 and December 31, 2009 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

(e)

The property managers, entities owned principally by individuals who are related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property managers are entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company. Amounts of $18 and $18 remain unpaid as of March 31, 2010 and December 31, 2009 and are included in advanced rent and other liabilities on the consolidated balance sheets.

(f)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company pays its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the three months ended March 31, 2010 and 2009, average invested assets were $10,992,902 and $9,931,344 and operating expenses, as defined, were $16,406 and $11,578 or .60%, and .47%, respectively, of average invested assets. The Company incurred fees of $6,000 and $4,000 for the three months ended March 31, 2010 and 2009, respectively, of which $6,000 and $12,000 remained unpaid as of March 31, 2010 and December 31, 2009 and is included in accounts payable and accrued expenses on the consolidated balance sheets. The Business Manager has agreed to waive all fees allowed but not taken, except for the $6,000 and $4,000 paid for the three months ended March 31, 2010 and the three months ended March 31, 2009, respectively.

(g)

The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

(h)

The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings. In addition, a related party of the Business Manager was entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Company’s “best efforts” offerings. Such costs are offset against the stockholders' equity accounts.

As of March 31, 2010, the Company has $5,366 on deposit with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(7)  Notes Receivable

The Company's notes receivable balance was $457,731 and $423,478 as of March 31, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on vacant land, shopping centers and hotel properties and certain loans guaranteed by the owners. Interest is due each month at rates ranging from 1.86% to 9.50% per annum. For the three months ended March 31, 2010 and 2009, the Company recorded interest income from notes receivable of $3,225 and $11,258, including amortized discount of $0 and $2,767, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

In the three months ended March 31, 2010, the Company purchased a note receivable in the amount of $34,300, which is collateralized by a shopping center.

The table below represents the composition of the Company’s notes receivable as of March 31, 2010.

Collateral Base	Interest Rate	Maturity Dates	Initial Carrying Value	Recognized Impairment	Carrying Value as of March 31, 2010
Development projects (1)	9.00-9.25%	04/30/10	214,627	-	214,627
Retail centers (2)	LIBOR + 5.40%	10/01/10	140,800	-	140,800
Other (3)	1.86%-9.50%	05/09/09-06/01/12	178,028	75,724	102,304
			533,455	75,724	457,731

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

(1)

Balance consists of three loans that are considered impaired.

(2)

Balance consists of one loan that is not considered impaired

(3)

Balance consists of eleven loans, of which seven loans with a carrying value of $28,362 are considered impaired.

The Company evaluates the collectability of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals. For the impaired loans, the Company determines the amount of impairment to recognize based on a determination of the fair value of the underlying collateral based on appraisals as of or near December 31, 2009 or an estimate of expected discounted cash flows. No significant changes have occurred to the underlying collateral for the three months ended March 31, 2010. As such, no impairment was recorded for the three months ended March 31, 2010 and 2009.

If the Company considers a loan to be non-performing or the collectability is uncertain based on the underlying collateral, it will place the loan on non-accrual status. The Company will recognize interest income on a cash basis, as received. If the fair value of the loan collateral decreases to less than the amortized cost basis of the loan, any interest received will be recorded as a reduction of the loan basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the loan, and if the loan is not otherwise in default, any interest payment will be recognized as interest income. The impaired loans generated $172 of interest income for the three months ended March 31, 2010.

(8)  Investment in Marketable Securities

Investment in marketable securities of $262,328 and $217,061 at March 31, 2010 and December 31, 2009, respectively, consists of primarily preferred and common stock investments in other REITs, certain real estate related bonds, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held on March 31, 2010, the Company has net accumulated other comprehensive income of $59,410, which includes gross unrealized losses of $1,175. All such gross unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $12,141 as of March 31, 2010.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company  intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.  During the three months ended March 31, 2010, the Company did not record any impairment compared to an impairment of $4,052 for the three months ended March 31, 2009 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

Dividend income is recognized when earned. During the three months ended March 31, 2010 and 2009, dividend income of $3,667 and $5,966 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(9)  Mortgages, Notes and Margins Payable

During the three months ended March 31, 2010, the following debt transactions occurred:

Balance at December 31, 2009	$5,085,899
New financings	120,955
Assumed financings, net of discount	338,971
Paydown of debt	(71,748)
Balance at March 31, 2010	$5,474,077

In addition, the Company has extended $200,000 of mortgages until January 31, 2011.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

Mortgage loans outstanding as of March 31, 2010 and December 31, 2009 were $5,453,828 and $5,056,398 and had a weighted average interest rate of 5.0% and 4.9%, respectively. Mortgage premium and discount, net was a discount of $45,388 and a premium of $1,199 as of March 31, 2010 and December 31, 2009. The Company recorded a discount of $47,380 in connection with assumed debt on a first quarter acquisition. As of March 31, 2010, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

	As of March 31, 2010	Weighted average interest rate
2010	$342,969	3.26%
2011	$834,026	3.43%
2012	$406,313	4.81%
2013	$737,276	4.87%
2014	$263,743	5.49%
Thereafter	$2,869,501	5.67%

Total	$5,453,828	5.00%

The Company is negotiating refinancing certain debt maturing in 2010 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. The Company has contractual extensions of at least one year on $498,000 of the $834,026 maturing in 2011. It is anticipated that the Company will be able to repay, refinance or extend the maturities of all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $631,000 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. All of the mortgage loans are current with payments; however, eight loans in its LIP-H segment, with a carrying value of $76,890, which have 2010 maturities, and one loan for a consolidated joint venture with a carrying value of $29,630 are in default. None of these defaulted loans are recourse to the Company nor have they triggered cross-defaults of the Company’s other debt.

The Company has purchased a portion of its securities through margin accounts. As of March 31, 2010 and December 31, 2009, the Company has recorded a payable of $65,637 and $28,302, respectively, for securities purchased on margin. This debt bears a variable interest rate of the LIBOR plus 50 basis points. At March 31, 2010 and December 31, 2009, this rate was .581% and .585%. Interest expense in the amount of $68 and $68 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2010 and 2009, respectively.

(10)  Derivatives

As of March 31, 2010, in connection with six mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $166,369. The Company’s interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of March 31, 2010. The fair value of the Company’s swaps decreased $334 during the three months ended March 31, 2010 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes  interest rate swap contracts outstanding as of March 31, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of March 31, 2010
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(963)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,561)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,153)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	4

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of March 31, 2010
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(267)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(259)

					$166,369	$(4,199)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010 and 2009, the Company recorded $65 and $65 of ineffectiveness, respectively, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3,367 will be reclassified to interest expense.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2010 and December 31, 2009.

	Liability Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments under ASC 815:

Interest rate products	Advance rent and other liabilities	$4,199	Advance rent and other liabilities	$4,533

The derivative instruments were reported at their fair value of $4,199 and $4,533 in advance rent and other liabilities at March 31, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income as of March 31, 2010 and 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$334	$316	Interest expense	$(992)	$(2,052)	Interest expense	$(65)	$(65)

During the three months ended March 31, 2010, the Company recognized additional other comprehensive gain of $334 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2010. During the three months ended March 31, 2009, the Company recognized additional other comprehensive loss of $316 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2009. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,745 and $1,950 and is included in advance rent and other liabilities on the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, with $205 and $200 included in other income on the consolidated statements of operations and other comprehensive income for the three months ended at March 31, 2010 and 2009.

The Company does not use derivatives for trading or speculative purposes.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

(11)  Segment Reporting

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

The Company considers LIP-H a reportable segment as of January 6, 2009 as the operating results of LIP-H are reviewed by the Company’s chief operating decision maker for performance and strategic decisions. The Company previously accounted for its investment in LIP-H under the equity method and as such has not revised prior period segment disclosures.

For the three months ended March 31, 2010, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc  Also, as of March 31, 2010, approximately 8% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust Bank or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2010.

		Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals		$146,835	$36,481	$64,623	$20,444	$-	$21,915	$3,372
Straight-line rents		5,034	1,555	1,559	1,818	-	43	59
Amortization of acquired above and below market leases, net		(99)	(121)	1,364	(1,295)	-	-	(47)
Total rental income		$151,770	$37,915	$67,546	$20,967	$-	$21,958	$3,384

Tenant recovery income		23,396	7,980	14,320	662	-	76	358
Other property income		4,808	2,202	997	10	-	1,598	1
Lodging income		113,023	-	-	-	113,023	-	-
Total income		$292,997	$48,097	$82,863	$21,639	$113,023	$23,632	$3,743

Operating expenses		$131,554	$12,404	$21,317	$2,292	$82,274	$12,303	$964

Net property operations		$161,443	$35,693	$61,546	$19,347	$30,749	$11,329	$2,779

Depreciation and amortization		$(109,137)
Business manager management fee		$(6,000)
General and administrative		$(11,243)
Interest and dividend income		$7,422
Interest expense		$(69,168)
Loss on consolidated investment	$
Income tax expense		$173
Other income		$485
Realized gain and impairment on securities, net		$3,763
Equity in loss of unconsolidated entities		$(3,890)
Provision for asset impairment		$(945)

Net loss		$(27,097)

Net income attributable to noncontrolling interests		$(2,242)

Net loss attributable to Company		$(29,339)

Balance Sheet Data:
Real estate assets, net		$9,661,342	$1,720,238	$3,632,960	$971,610	$2,418,322	$796,966	$121,246
Non-segmented assets		1,990,625
Total Assets		$11,651,967

Capital Expenditures		12,440	113	1,365	67	9,260	1,524	111

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$123,309	$33,140	$54,628	$17,867	$-	$14,577	$3,097
Straight-line rents	4,762	1,673	1,617	1,290	-	76	106
Amortization of acquired above and below market leases, net	176	(162)	436	(98)	-	-	-
Total rental income	$128,247	$34,651	$56,681	$19,059	$-	$14,653	$3,203

Tenant recovery income	21,683	7,116	12,444	1,899	-	65	159
Other property income	4,508	1,834	1,776	14	-	870	14
Lodging income	119,838	-	-	-	119,838	-	-
Total income	$274,276	$43,601	$70,901	$20,972	$119,838	$15,588	$3,376

Operating expenses	$125,778	$11,921	$20,292	$2,860	$82,264	$7,318	$1,123

Net property operations	$148,498	$31,680	$50,609	$18,112	$37,574	$8,270	$2,253

Depreciation and amortization	$(92,928)
Business manager management fee	$(4,000)
General and administrative	$(14,820)
Interest and dividend income	$18,443
Interest expense	$(58,707)
Loss on consolidated investment	$(148,887)
Income tax expense	$(1,581)
Other income	$385
Realized loss and impairment on securities, net	$(4,052)
Equity in loss of unconsolidated entities	$(9,384)

Net loss	$(167,033)

Net income attributable to noncontrolling interests	$(2,209)

Net loss attributable to Company	$(169,242)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

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

The basic and diluted weighted average number of common shares outstanding was 826,716,592 and 800,227,755 for the three months ended March 31, 2010 and 2009.

(13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $32,596 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

As of March 31, 2010, the Company had outstanding commitments to purchase $226,200 of real estate properties, fund approximately $79,815 into joint ventures and fund $75,111 into various development projects. The Company intends on funding these commitments with cash on hand of $303,751, financing from assumed debt related to some of the acquisitions in the amount of $71,700 and commitments for loan proceeds of $158,000 on recently purchased and previously unencumbered assets.

As part of the Company’s consolidated MB REIT joint venture with Minto Delaware, the Company could be required to redeem Minto Delaware’s interest in MB REIT beginning on October 11, 2011 subject to the terms and conditions below:

•

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware, has the option to require the Company to purchase, in whole, but not in part, 100% of the Minto Delaware's investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if the shares of common stock are not listed, on the earlier of (x) the date the Company purchases Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,300 or (B) if the shares of our stock are listed, on the earlier of (x) the date the Company purchases Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock.  The series A liquidation preference is equal to $1,276 per share for 207,000 shares of series A preferred stock plus accrued and unpaid dividends.

•

On or after October 11, 2012, Minto Holdings has an option to require the Company to purchase, in whole, but not in part, 100% of the Minto Delaware investment for a price equal to (A) if the shares of the Company’s common stock are not listed, on the earlier of (x) the date the Company purchases the Minto Delaware investment or (y) 150 days after written notice of a subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock held by Minto Delaware on the date written notice of the subsequent purchase right is given, payable in cash, or (B) if the shares of the Company’s common stock are listed, on the earlier of (x) the date the Company purchases the Minto Delaware equity or (y) 150 days after written notice of the subsequent purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock.

•

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, 100% of Minto Delaware's investment for a price equal to (A) if the shares of the Company’s common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock of MB REIT held by Minto Delaware or (B) if the shares

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

of the Company’s common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock.

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

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Lex-Win Concord LLC (“Concord”) in the Delaware Court of Chancery seeking a declaration in connection with certain of the Company’s rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs Concord Debt Holdings, LLC joint venture (“Concord Debt”). IA Sub filed this action, in part, due to a capital call demanded by Concord Debt, which was, in purpose or effect, directed toward satisfying a lender’s concerns about the venture’s ability to perform under its existing credit facilities. IA Sub claimed, as a result of the foregoing, that it was not required to fund the capital call. In response to this action, Concord has answered and filed counterclaims against IA Sub. It claimed that IA Sub was required to fund the additional capital and it also claimed damages against IA Sub for not contributing the additional capital. On December 22, 2009, Lexington Realty Trust, Winthrop Realty Trust, the Company, and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provides for, among other things, the termination of any party’s obligation to contribute capital to Concord Debt, the allocation of distributions equally among Inland, Lexington and Winthrop in Concord Debt, and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop. The effectiveness of the settlement agreement is conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed in the Delaware Court of Chancery, by Concord Debt to effect such cancellation. The bonds must be cancelled by August 14, 2010, or the settlement agreement becomes null and void. If the settlement agreement becomes null and void, the lawsuit set forth above will become reinstated.

On July 21 2009, Inland American (LIP) Sub, L.L.C., (“IA LIP Sub”) filed an action against Robert Lauth, Michael Curless, Gregory Gurnick, Lawrence Palmer, (collectively “the Defendants”) and Thomas Peck (the “Peck Defendant”) for civil fraud, deception, racketeering, conspiracy and other violations of law (the “Lawsuit”) in order to recover damages with regard to certain losses of IA LIP Sub which occurred as a result with IA LIP Sub’s investment LIP Holdings, L.L.C.(“Holdings”)  On September 10, 2009, the Defendants filed answers and counterclaims against IA LIP Sub claiming breach of contract, promissory estoppel, constructive fraud, and breach of duty of good faith and fair dealing, claiming that IA LIP Sub promised to contribute additional funds to Holdings.  On September 16, 2009, the Peck Defendant filed answers and counterclaims against IA LIP Sub claiming, inter alia, that the Lawsuit was filed against Peck for the purpose of inducing Peck to cooperate with IA LIP Sub in its prosecution of its claims against the Defendants. On April 6, 2010, IA LIP Sub and the Defendants agreed to settle all matters relating to the lawsuit and the related counterclaims and also all matters relating to Defendants’ claims in connection with the liquidation of LIP H, and entered into a

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

release and settlement agreement and dismissed the lawsuits and counterclaims referenced above. The claim against the Peck Defendant and the Peck Defendant’s counter claim were similarly dismissed.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2010
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$251,278	-	-
Commercial mortgage backed securities	$-	-	11,050
Total assets	$251,278	-	11,050

Put/call agreement in MB REIT	$-	-	(1,745)
Derivative interest rate instruments	$-	(4,199)	-
Total liabilities	$-	(4,199)	(1,745)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

	Fair Value Measurements at December 31, 2009
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$207,510	-	-
Commercial mortgage backed securities	$-	-	9,551
Total assets	$207,510	-	9,551

Put/call agreement in MB REIT	$-	-	(1,950)
Derivative interest rate instruments	$-	(4,533)	-
Total liabilities	$-	(4,533)	(1,950)

At March 31, 2010 and December 31, 2009, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1). To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2). The fair value of the commercial mortgage backed securities (“CMBS”) that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows. The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2010:

Balance, December 31, 2009	9,551
Purchases	-
Sales	-
Realized gains	-
Unrealized gains	1,499

Balance, March 31, 2010	11,050

Unrealized gains are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

(15) New Accounting Pronouncements

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, containing additional guidance related to disclosures about fair value measurements. New requirements for disclosures were added about transfers into and out of Levels 1 and 2 as well as additional disclosures about the activity within Level 3 fair value measurements The adoption of this guidance did not impact our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167 Amendments to FASB Interpretation No. 46(R). This Statement falls under ASC 810 and amends Interpretation 46(R) to eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. ASC 810 also replaces the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. On January 1, 2010, the Company adopted the provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R).

Per ASC 810, the primary beneficiary of a variable interest entity (“VIE”) must consolidate the financial results of that entity. A VIE is defined as an entity where there is not sufficient equity at risk to support its activities without additional subordinated financial support, or as a group, those with equity at risk in the entity lack any of the following three characteristics: 1) The power, through voting rights or other, to direct the activities that most significantly impact the performance of the entity, 2) The obligation to absorb the expected losses of the legal entity, 3) The right to receive the expected residual returns .  After determining if a legal entity is a VIE, the Company must assess whether it is the primary beneficiary of the VIE, and thus needs to consolidate. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) The power to direct the activities, when taken together, most significantly impact the VIE’s performance, and 2) The obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

The Company has reviewed its investments in entities as a result of SFAS 167 adoption. Prior to adoption of SFAS 167, the Company consolidated three of its VIEs. After adoption of SFAS 167, the Company continues to consolidate these entities as it continues to be the primary beneficiary. The Company has interests in seven VIEs, however is the primary beneficiary of only three of the VIEs. The Company is deemed primary beneficiary as it has the power to direct the activities most significant to the financial results of each entity and has the obligation to absorb any significant loss or the right to receive the benefit of any return for each entity. No other entities that were previously unconsolidated are consolidated as a result of SFAS 167. Each of the VIEs where the Company is the primary beneficiary is a joint venture for retail center developments. The Company has invested a total of $66,290 in these entities as of March 31, 2010.

Per SFAS 167, for those VIEs where the Company is the primary beneficiary, the Company shall present the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations. These amounts are included in the consolidated balance sheets as presented in the table below.

Net investment properties	74,424
Other assets	2,405
Total assets	76,829

Mortgages, notes and margins payable	48,793
Other liabilities	1,208
Total liabilities	50,001

Net assets	26,828

(16)  Subsequent Events

The Company paid distributions to its stockholders of $.50 per share totaling $34,554 and $34,631 in April and May 2010.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

March 31, 2010

(unaudited)

Subsequent to quarter end, the Company purchased seven properties for $226,239. The Company financed these acquisitions by securing a new loan of $29,727 and assuming debt of $43,715. In addition, the Company completed additional financing of $52,650 on previously acquired properties.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2010. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners or borrowers subject under our notes receivable, including development partners.  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three months ended March 31, 2010 and 2009 and as of March 31, 2010 and December 31, 2009. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

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

We believe credit market disruptions and lack of liquidity continue to impact the overall economy and real estate sector. The overall economic environment has experienced a significant slow-down, including lower consumer spending, increased unemployment with many business sectors having experienced lower earnings. Although the general economy has shown signs of a recovery, commercial real estate historically lags the general economy in a recovery. These factors will continue to impact the real estate market, including increased tenant bankruptcies and lower occupancies and reduced rental rates across all segments. Our segments have experienced lower revenues from this slowdown all of which have impacted our business and results of operations as well as the cash available to pay distributions.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the three months ended March 31, 2010 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

•

Debt maturities and leverage ratios.

•

Liquidity levels.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2010 and 2009. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 902 of our investment properties satisfied the criteria of being owned for the entire three month period ended March 31, 2010 and 2009, respectively, and are referred to herein as "same store" properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three months ended March 31, 2010 and March 31, 2009

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net loss applicable to the Company	$(29,339)	$(169,242)

Net loss per share	(.04)	(.21)

Net loss per share decreased from $(169,242) or $(.21) per share to $(29,339) or $(.04) per share for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The primary reason for the decrease was a non-recurring loss on consolidated investment in 2009 of $148,887 as a result to the LIP-H consolidation.

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

Below is a summary of sources of revenue for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010	Three months ended March 31, 2009	2010 increase (decrease) from 2009
Property rentals	$146,835	$123,309	$23,526
Straight-line rents	5,034	4,762	272
Amortization of acquired above and below market leases, net	(99)	176	(275)

Total rental income	$151,770	$128,247	$23,523

Tenant recovery income	23,396	21,683	1,713
Other property income	4,808	4,508	300
Lodging income	113,023	119,838	(6,815)

Total income	$292,997	$274,276	$18,721

Total income increased $18,721 for the three months ended March 31, 2010 over the same period of the prior year. The increase in property revenues in 2010 was due primarily to acquisitions made in 2009 and 2010, offset by decreases in our lodging segment. Our overall revenue and occupancy have been stable across the segments with the exception of lodging. Our lodging segment is still experiencing the effects of an overall slowdown in the economy through the first quarter of 2010.

Property Operating Expenses and Real Estate Taxes. Property operating expenses for properties other than lodging consist of property management fees paid to property managers, including affiliates of our sponsor, and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots. Lodging operating expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

	Three months ended March 31, 2010	Three months ended March 31, 2009	2010 increase (decrease) from 2009
Property operating expenses	$32,082	$28,659	$3,423
Lodging operating expenses	74,820	75,303	(483)
Real estate taxes	24,652	21,816	2,836

Total property expenses	$131,554	$125,778	$5,776

Total operating expenses increased $5,776 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to effect of the properties acquired in 2009 and 2010.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009	2010 increase (decrease) from 2009
Depreciation and amortization	$109,137	$92,928	$16,209
Interest expense	69,168	58,707	10,461
General and administrative (1)	11,243	14,820	(3,577)
Business manager management fee	6,000	4,000	2,000

	$195,548	$170,455	$25,093

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $16,209 increase in depreciation and amortization expense for the three months ended March 31, 2010 relative to the three months ended March 31, 2009 was due substantially to the impact of the properties acquired in 2009 and the first quarter of 2010.

Interest expense  A summary of interest expense for the three months ended March 31, 2010 and 2009 appears below:

	Three months ended March 31, 2010	Three months ended March 31, 2009	2010 increase (decrease) from 2009
Debt Type:
Margin and other interest expense	$4,110	$3,203	$907
Mortgages	65,058	55,504	9,554

Total	$69,168	$58,707	$10,461

The $10,461 increase in interest expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to mortgage debt financings during 2009 and first quarter 2010 which increased to $5,453,828 from $4,843,654. Our weighted average interest rate was 5.0% and 4.8% as of March 31, 2010 and 2009, respectively.

Because we have variable rate debt, we have experienced a lower overall weighted average interest rate due to a historically low London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $11,243 for the three months ended March 31, 2010 and $14,820 for the three months ended March 31, 2009. The decrease is due primarily to a decrease in our acquisition and transaction costs for the three months ended March 31, 2010 and 2009. Acquisition and dead deal costs were $837 and $7,242 for the three months ended March 31, 2010 and 2009, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee of $6,000 for the three months ended March 31, 2010 or .05% of average invested assets, waiving the remaining $21,482 for the three months ended March 31, 2010. We paid investment advisory fees of approximately $332 and $265 for the three months ended March 31, 2010 and 2009, respectively.

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

	Three months ended March 31, 2010	Three months ended March 31, 2009	2010 increase (decrease) from 2009
Interest income	$3,755	$12,477	$(8,722)
Dividend income	3,667	5,966	(2,299)
Total	$7,422	$18,443	$(11,021)

Other than temporary impairments	-	(4,052)	4,052
Total	$7,422	$14,391	$(6,969)

Interest income was $3,755 and $12,477 for the three months ended March 31, 2010 and 2009, respectively. Interest income is earned on our cash balances and notes receivable. Our average cash balance for the three months ended March 31, 2010 was $414,790 and our average interest rate earned on cash was .5%.

Our notes receivable balance of $457,731 as of March 31, 2010 consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on land, shopping centers and lodging facilities. Interest only is due each month at rates ranging from 1.86% to 9.5% per annum. For the three months ended March 31, 2010 and 2009, we recorded interest income from notes receivable of $3,225 and $11,258, respectively. The decrease in interest income primarily resulted from non-performance and defaults of our notes receivable which are considered impaired. See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income, earned from our investment marketable securities, decreased by $2,299 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of reduced dividend payout rates and lower investment balances. Our leveraged yield for March 31, 2010 and 2009 was 4.5% and 4.7%, respectively.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and various consolidated joint ventures.

Loss on consolidated investment. For the three months ended March 31, 2009, we recorded a $148,887 loss on consolidation of our investment in the LIP-H venture, which is now one of our operating segments. We did not record a loss on consolidated investment for the three months ended March 31, 2010.

Equity in Earnings of Unconsolidated Entities. For the first three months of 2010, we have equity in losses of unconsolidated entities of $3,890. This is a decrease of $5,494 from equity in losses of unconsolidated entities of $9,384 for the three months ended March 31, 2009. The change is mainly due to impairment recorded by one of our joint ventures in the amount of $37,000 (our share was $8,000) during the three months ended March 31, 2009.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2010 and 2009.

Retail Segment

	Total Retail Properties
	As of March 31,
	2010	2009

Retail Properties
Physical occupancy	91%	92%
Economic occupancy	92%	93%
Base rent per square foot	$14.90	$16.05
Gross investment in properties	$3,884,056	$3,232,643

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	243	782,604	11,249	4.1%	3.7%	$14.37
2011	317	1,087,432	17,120	5.8%	5.7%	$15.74
2012	426	2,011,241	35,734	10.6%	11.9%	$17.77
2013	272	1,124,402	18,066	5.9%	6.0%	$16.07
2014	242	1,731,370	24,701	9.2%	8.2%	$14.27
Thereafter	1,086	12,205,602	193,871	64.4%	64.5%	$15.88
	2,586	18,942,651	300,741	100%	100%	$15.88

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time. These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2010 and 2009.

Our retail business is centered on a core investment profile consisting primarily of multi-tenant properties with fewer than 120,000 square feet of total space, located in what we believe are stable communities, primarily in the southwest and southeast regions of the country. Adding to this core investment profile is a select number of single-tenant properties. Among the single-tenant properties, the largest holdings are comprised of investments in bank branches operated by SunTrust Bank and Citizens Bank, where the tenant-occupant pays rent with contractual increases over time, and bears virtually all expenses associated with operating our property.

Our retail tenants largely consist of basic-need retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services. We have only limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers. This latter category, we believe, is being impacted the greatest by the internet and existing economic conditions.

During the three months ended March 31, 2010, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy. As of March 31, 2010, our retail portfolio contained only eight retailers, renting approximately 106,925 square feet, under bankruptcy protection. We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations notwithstanding the overall decline in the economy or retail environment. However, we continue to actively monitor our retail tenants. We believe that most economic reports and outlooks suggest a positive turn in the economy and retailing and remain cautiously optimistic with respect to our retail business. We do note that a continued downturn in the economy could have negative impact on our tenant’s ability to pay rent or our ability to fill space that is currently vacant, or space that becomes vacant in the near future.

Comparison of Three Months Ended March 31, 2010 to 2009

The table below represents operating information for the retail segment of 730 and 704 properties as of March 31, 2010 and 2009 and for the same store portfolio consisting of 688 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire three months ended March 31, 2010 and March 31, 2009.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$67,546	$56,681	$10,865	$53,389	$53,720	$(331)
Tenant recovery income	14,320	12,444	1,876	10,995	11,676	(681)
Other property income	997	1,776	(779)	907	1,770	(863)

Total revenues	$82,863	$70,901	$11,962	$65,291	$67,166	$(1,875)

Expenses:
Property operating expenses	$12,340	$12,377	$(37)	$9,549	$11,814	$(2,265)
Real estate taxes	8,977	7,915	1,062	7,072	7,499	(427)

Total operating expenses	$21,317	$20,292	$1,025	$16,621	$19,313	$(2,692)

Net operating income	61,546	50,609	10,937	48,670	47,853	817

Average economic occupancy for the period	93%	95%	(2%)	93%	94%	(1%)

Retail properties rental revenues increased from $70,901 in the three months ended 2009 to $82,863 in the three months ended 2010 mainly due to the acquisition of 26 retail properties since March 31, 2009. Retail properties and operating expenses also increased from $20,292 in 2009 to $21,317 in 2010 as a result of these acquisitions.

Comparing on a same store basis, the primary reason for the decrease in revenue is a decrease in economic occupancy of 1% between the three months ended March 31, 2009 and the three months ended March 31, 2010. We believe the decrease in occupancy has resulted from an overall decline in the economy and the impact on demand for retail space. We believe an increase in our occupancy is primarily dependent on a recovery of employment and consumer spending which should increase demand by retailers for space. The primary reason for the decrease in property operating expenses was a $1,356 decrease in bad debt expense in 2010 compared to 2009.

Lodging Segment

	Total Lodging Properties
	As of March 31,
	2010	2009
Lodging Properties
Revenue per available room	$71	$75
Average daily rate	$109	$123
Occupancy	65%	61%
Gross investment in properties	$2,715,399	$2,714,846

We believe the decreases in lodging revenues are primarily a result of the current economic slowdown that has affected all industries and travel segments.  Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes"). Revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates and/or daily occupancy when demand falls off quickly. Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

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

During 2008 and 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR"). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel). The industry is projecting to see ongoing declines in Revenue per Available Room growth through early 2010 with a possible recovery in Rev/Par in the second half of 2010. For 2010, the industry is predicting Revenue per Available Room ranging from flat to a negative (2.0%) compared to 2009. We believe revenues will start growing when Gross Domestic Product (“GDP”) begins a period of consistent growth. For 2010, we believe that our revenue per available room should be consistent with the overall industry trends and have seen positive trends in occupancy which should position us to increase ADR and Rev/Par in the future.

Our third party managers and asset management are focusing on reducing variable costs and gaining market share from competitors as a result of the declines in revenues.

Comparison of Three Months Ended March 31, 2010 to March 31, 2009

The table below represents operating information for the lodging segment of 97 and 99 properties as of March 31, 2010 and 2009 and for the same store portfolio consisting of 97 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire three months ended March 31, 2010 and March 31, 2009.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Lodging income	$113,023	$119,838	$(6,815)	$112,498	$118,873	$(6,375)

Total revenues	$113,023	$119,838	$(6,815)	$112,498	$118,873	$(6,375)

Expenses:
Lodging operating expenses to non-related parties	$74,820	$75,303	$(483)	$74,290	$74,574	$(284)
Real estate taxes	7,454	6,961	493	7,413	6,888	525

Total operating expenses	$82,274	$82,264	$10	$81,703	$81,462	$241

Net operating income	30,749	37,574	(6,825)	30,795	37,411	(6,616)

On a same store basis, the lodging segment’s net operating income reflects a decrease from $37,411 to $30,795 or 18%, which primarily is attributable to an increase in same store occupancy from 61% to 66%, offset by a reduction in the Average Daily Rate from $124 to $110 and a reduction in Rev/Par from $76 to $72 for the three months ended March 31, 2010 and 2009, respectively. We believe the reduction is attributable to the current economic recession which has reduced the ADR realized in our portfolio.

Office Segment

	Total Office Properties
	As of March 31,
	2010	2009
Office Properties
Physical occupancy	95%	97%
Economic occupancy	95%	97%
Base rent per square foot	$15.27	$15.39
Gross investment in properties	$1,950,917	$1,780,927

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	15	122,997	2,406	1.3%	1.5%	$19.56
2011	32	519,135	12,117	5.4%	7.5%	$23.34
2012	26	278,543	5,091	2.9%	3.1%	$18.28
2013	24	576,401	11,589	6.0%	7.2%	$20.11
2014	46	310,442	5,980	3.2%	3.7%	$19.26
Thereafter	84	7,785,953	124,661	81.2%	77.0%	$16.01
	227	9,593,471	161,844	100%	100%	$16.87

Our investments in office properties largely represent assets leased and occupied to either a diverse group of businesses across a broad array of industries or to high-credit single tenants that fully utilize the space leased. Examples of our multi-tenant properties include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies. Examples of our high-quality single-tenant product include three buildings leased and occupied by AT&T located in three distinct US office markets - Chicago, St. Louis, and Cleveland. In addition, our office portfolio includes properties leased on a net basis to SunTrust Bank located across the east and southeast regions of the country.

Our office properties continue to experience high occupancy rates and stable rental rates. We believe the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, demonstrate high occupancy rates that are consistent with the strength of the market. The rates shown above are as of the end of the period and do not represent the average rate during the three months ended March 31, 2010 and 2009.

Comparison of Three Months Ended March 31, 2010 to March 31, 2009

The table below represents operating information for the office segment of 40 and 37 properties as of March 31, 2010 and 2009 and for the same store portfolio consisting of 36 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the three months ended March 31, 2010 and March 31, 2009.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$37,915	$34,651	$3,264	$30,365	$31,452	$(1,087)
Tenant recovery income	7,980	7,116	864	6,967	7,115	(148)
Other property income	2,202	1,834	368	2,201	1,834	367

Total revenues	$48,097	$43,601	$4,496	$39,533	$40,401	$(868)

Expenses:
Property operating expenses	$8,391	$8,447	$(56)	$7,583	$8,326	$(743)
Real estate taxes	4,013	3,474	539	3,671	3,474	197

Total operating expenses	$12,404	$11,921	$483	$11,254	$11,800	$(546)

Net operating income	35,693	31,680	4,013	28,279	28,601	(322)

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Average economic occupancy for the period	96%	97%	(1%)	95%	97%	(2%)

Office properties real estate rental revenues increased from $43,601 in 2009 to $48,097 in 2010 mainly due to the acquisition of three properties since March 31, 2009. Office properties’ real estate taxes and operating expenses also increased from $11,921 in 2009 to $12,404 in 2010 as a result of these acquisitions.

On a same store basis, the decrease in net operating income for the office same store comparison resulted primarily from a decrease in same store occupancy and lower renewal rates, offset by a decrease in bad debt expense in 2010 compared to 2009.

Industrial Segment

	Total Industrial Properties
	As of March 31,
	2010	2009
Industrial Properties
Physical occupancy	93%	95%
Economic occupancy	95%	97%
Base rent per square foot	$5.79	$4.82
Gross investments in properties	$1,070,122	$917,777

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	9	758,872	2,162	5.0%	2.2%	$2.85
2011	11	1,287,729	5,077	8.5%	5.2%	$3.94
2012	10	1,789,706	8,857	11.9%	9.0%	$4.95
2013	7	1,195,213	7,113	7.9%	7.3%	$5.95
2014	2	201,818	1,045	1.3%	1.1%	$5.18
Thereafter	39	9,885,967	73,596	65.4%	75.2%	$7.44
	78	15,119,305	97,850	100%	100%	$6.47

During 2010, our industrial holdings continued to experience high economic occupancy rates. The majority of the properties are located in what we believe are active and sought-after industrial markets and primarily represent critical-need facilities, such as the brand new Home Depot rapid deployment centers.

Comparison of Three Months Ended March 31, 2010 to March 31, 2009

The table below represents operating information for the industrial segment of 72 and 64 properties as of March 31, 2010 and 2009 and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2009.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$20,967	$19,059	$1,908	$17,632	$19,059	$(1,427)
Tenant recovery income	662	1,899	(1,237)	661	1,900	(1,239)
Other property income	10	14	(4)	10	13	(3)

Total revenues	$21,639	$20,972	$667	$18,303	$20,972	$(2,669)

Expenses:
Property operating expenses	$1,534	$1,437	$97	$1,445	$1,442	$3
Real estate taxes	758	1,423	(665)	758	1,424	(666)

Total operating expenses	$2,292	$2,860	$(568)	$2,203	$2,866	$(663)

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Net operating income	19,347	18,112	1,235	16,100	18,106	(2,006)

Average economic occupancy for the period	95%	98%	(3%)	95%	98%	(3%)

Industrial properties real estate revenues increased from $20,972 for the three months ended March 31, 2009 to $21,639 for the three months ended March 31, 2010 mainly due to the acquisition of eight properties since March 31, 2009.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are lower than the other segments.

Our overall decrease in net operating income for the industrial same store comparison reflects lower revenues from a decrease in occupancy, a $1,199 write-off of an above market lease intangible and lower recovery income. Our 3% decline in occupancy is primarily driven by an overall decline in demand for industrial space. We believe a future recovery in the overall economy will be needed to increase our occupancy.

Multi-family Segment

	Total Multi-family Properties
	As of March 31,
	2010	2009
Multi-Family Properties
Physical occupancy	86%	90%
Economic occupancy	86%	90%
End of month scheduled base rent per unit per month	$878	$871
Gross investment in properties	$880,909	$585,909

Our portfolio contains 28 multi-family properties, each reporting stable rental rate levels. These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2010 and 2009. We believe that recent changes in the housing market and in this job market have caused downward pressure on multi-family occupancy rates, though rental rates have shown stability. We expect occupancy rates to recover and rental rates to grow modestly.

Comparison of Three Months Ended March 31, 2010 to March 31, 2009

The table below represents operating information for the multi-family segment of 28 and 18 properties as of March 31, 2010 and 2009 and for the same store portfolio consisting of 17 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire three months ended March 31, 2010 and March 31, 2009.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$21,958	$14,653	$7,305	$13,777	$13,695	$82
Other property income	1,674	935	739	1,002	1,079	(77)

Total revenues	$23,632	$15,588	$8,044	$14,779	$14,774	$5

Expenses:
Property operating expenses	$9,000	$5,320	$3,680	$5,435	$5,327	$108
Real estate taxes	3,303	1,998	1,305	1,676	1,833	(157)

Total operating expenses	$12,303	$7,318	$4,985	$7,111	$7,160	$(49)

Net operating income	11,329	8,270	3,059	7,668	7,614	54

Average economic occupancy for the period	86%	90%	(4%)	89%	90%	(1%)

Multi-family real estate rental revenues increased from $15,588 for the three months ended March 31, 2009 to $23,632 for the three months ended March 31, 2010. The increases are mainly due to the acquisition of ten properties since March 31, 2009. Multi-family properties real estate and operating expenses also increased from $7,318 in 2009 to $12,303 in 2010 as a result of these acquisitions.

LIP-H Segment

The table below represents operating information for the LIP-H segment of eight properties for the three months ended March 31, 2010 and the period beginning January 6, 2009 to March 31, 2009.

	Total LIP-H Segment
	2010	January 6, 2009 to March 31, 2009	Increase/ (Decrease)
Revenues:
Rental income	$3,384	$3,203	$181
Tenant recovery income	358	159	199
Other property income	1	14	(13)

Total revenues	$3,743	$3,376	$367

Expenses:

Property operating expenses	$817	$1,079	$(262)
Real estate taxes	147	44	103

Total operating expenses	$964	$1,123	$(159)

Net operating income	$2,779	$2,253	$526

Average economic occupancy for the period	83%	86%	(3%)

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

Acquisitions and Investments

We completed approximately $573 million and $512 million of real estate and real estate company acquisitions and investments in the three months ended March 31, 2010 and 2009, respectively. These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the offerings of our shares of common stock through 2009.

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

Joint Venture	Description	Investment at March 31, 2010 (000s) (a)	Remaining Commitment (000s)

Primarily Development
Weber/Inland American Lewisville TC, LP	Retail center development	$7,992	$-

Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	$70,152	$10,900
Cobalt Industrial REIT II	Industrial portfolio	77,589	55,278
Net Lease Strategic Asset Fund L.P.	Net lease assets	175,573	-
Wakefield Capital, LLC	Senior housing portfolio	92,880	-
Other operating joint ventures	Lodging facilities	29,815	-
		$446,009	$66,178
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real estate loan fund	$(12,551)	$13,637

Total		$441,450	$79,815

(a) Represents our investment balance as reported for GAAP purposes on our balance sheet at March 31, 2010.

Concord Debt Holdings, LLC

On August 2, 2008, we entered into the Concord Debt Holdings, LLC joint venture (“Concord Debt”) with Lex-Win Concord LLC (“Concord”), which originates and acquires real estate securities and real estate related loans. We have invested $77.4 million in the venture as of March 31, 2010 and have accounted for this investment under the equity method. During 2009, Concord Debt received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements. In addition, Concord Debt has recorded impairment losses and loan loss reserves of $8.8 million for the three months ended March 31, 2010. The carrying value of ($12.6) million reflects the reduction in our investment in Concord Debt from our share of the net loss at the venture level and distributions. The carrying value of this investment can be recorded up to the maximum amount at which the Company approximately believes it is obligated to fund, which is $13,637 as of March 31, 2010.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Concord in the Delaware Court of Chancery seeking a declaration in connection with certain of our rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.

On December 22, 2009, Lexington, Winthrop, Inland, and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provides for, among other things, the termination of any party’s obligation to contribute capital to Concord Debt, the allocation of distributions equally among Inland, Lexington and Winthrop in Concord Debt, and the formation of a new entity to be owned by subsidiaries of Inland, Lexington and Winthrop. The effectiveness of the settlement agreement is conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed in the Delaware Court of Chancery, by Concord Debt to effect such cancellation. The bonds must be cancelled by August 14, 2010, or the settlement agreement becomes null and void.

Investments in Consolidated Developments

We have entered into certain development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family sectors, as well as a correctional facility. In addition, we have purchased land and incurred pre-development costs of $123.6 million for an additional five multi-family projects. We will most likely not commence construction on these five projects until construction financing becomes available at appropriate rates and terms; however it is still our intent to develop these projects.

The overall economic difficulties continue to impact the real estate industry and developments in particular. We believe the current and projected slow-down in consumer spending has negatively impacted the retail environment and is causing many retailers to pull back from new leasing and expansion plans. While the overall retail sector has been negatively impacted, retail development has been particularly impacted. Our retail developments could experience longer lease-up timelines and future leasing could be at leasing rates less than originally underwritten.

The properties under development and all amounts set forth below are as of March 31, 2010. (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Estimated Placed in Service Date (b)	Note Payable as of March 31, 2010 ($)	Percentage Pre-Leased as of March 31, 2010 (d)

Cityville Carlisle	Dallas, TX	Multi-family	211,512	26,437	40,775	Q3 2010	16,416	0% (e)
Cityville Block 121	Birmingham, AL	Multi-family	272,960	23,016	37,314	Q3 2010	5,188	0% (e)
Aloft Hotel	Chapel Hill, NC	Hotel	130 rooms	20,326	22,891	Q2 2010	-	-
Stone Creek	San Marcos, TX	Retail	469,741	47,454	68,836	(c)	9,461	64%
Woodbridge	Wylie, TX	Retail	519,745	35,673	71,638	(c)	9,702	42%
				152,906	241,454		40,767

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

(c)

Stone Creek and Woodbridge are retail shopping centers where development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The occupancy presented includes anchor tenants for the project who own their respective square feet.  We are not the managing partner of these developments.

(d)

The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

(e)

Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

Notes Receivable

Our notes receivable balance was $457.7 million and $423.5 million as of March 31, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition. As of March 31, 2010, investments in notes receivable consisted primarily of an aggregate $214.6 million in loans secured by three parcels of land held for development in Florida and California and a $140.8 million loan participation secured by a portfolio of 25 retail centers located in 13 states. The remaining $102.3 million, of which $28.4 million is considered impaired, represents loans to various third parties secured by operating retail and lodging properties as well as land held for development.

Interest only is due each month at rates ranging from 1.86% to 9.50% per annum. For the three months ended March 31, 2010 and 2009, we recorded interest income from notes receivable of $3.2 million and $11.3 million, respectively, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

In the three months ended March 31, 2010, we purchased a note receivable in the amount of $34.3 million, collateralized by a shopping center.

The table below represents the composition of our notes receivable as of March 31, 2010 (amounts in thousands).

Collateral Base	Interest Rate	Maturity Dates	Initial Carrying Value	Recognized Impairment	Carrying Value as of March 31, 2010
Development projects (1)	9.00-9.25%	04/30/10	214,627	-	214,627
Retail centers (2)	LIBOR + 5.40%	10/01/10	140,800	-	140,800
Other (3)	1.86%-9.50%	05/09/09-06/01/12	178,028	75,724	102,304
			533,455	75,724	457,731

(1)

Balance consists of three loans that are considered impaired.

(2)

Balance consists of one loan that is not considered impaired

(3)

Balance consists of eleven loans, of which seven loans with a carrying value of $28,362 are considered impaired.

We evaluate the collectability of the notes, including an evaluation of the fair value of the collateral, which includes a review of third party appraisals. We determine the amount of impairment to recognize based on a determination of the fair value of the underlying collateral or an estimate of expected discounted cash flows.

An aggregate $214.6 million loans are secured by three land parcels held for development. Two of the land sites are located in Florida and are currently held for future multi-use development with active development not likely in the near term. The third land site is located in Sacramento, California and is currently under development. All the land parcels will require substantial development and investment over a long term investment horizon before material cash-flows will be realized. These loans are currently considered impaired as the borrower has not made the required interest payments since July of 2009. We have not recorded any impairment losses on these loans as we believe that the estimated fair value of the underlying collateral is substantially greater than our book value for these loans. Our analysis of the fair value of the collateral includes the review of third party appraisals as of or near December 31, 2009. These fair value estimates are calculated using significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels. The primary inputs are conditioned on a long-term recovery of these real estate markets so that development will deliver positive risk-adjusted returns and to the extent economic conditions do not improve, we could see decreases in the fair value of our collateral and notes. We are also subject to near-term risk of continued non-performance of the borrower or actions from other stake-holders in these projects, which could materially impact the fair value of our collateral.

We have also invested in a $140.8 million loan participation secured by a portfolio of 25 retail centers located in 13 states. Our $140.8 million loan participation is the junior participation in an approximately $424.0 million first mortgage.  This loan matures in October of 2010 and our loan pays 5.4% over LIBOR.  These loans are current in their payments and the underlying properties are generating sufficient cash flow to service the current debt service.

If we consider a loan to be non-performing or the collectability is uncertain based on the value of the underlying collateral, we will place the loan on non-accrual status. We recognize interest income on a cash basis, as received. If the fair value of the loan collateral decreases to less than the amortized cost basis of the loan, any interest received will be recorded as a reduction of the loan basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the loan, and if the loan is not otherwise in default, any interest payment will be recognized as interest income.

Distributions

We declared monthly cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2010 to March 31, 2010 totaling $103.4 million or $.50 per share on an annualized basis. These cash distributions were paid with $61 million from our cash flow from operations, $7.6 million provided by distributions from unconsolidated entities, as well as excess cash flow of $59.7 million from prior years. Our cash flow from operations in the first quarter is typically our lowest of the year as a result of seasonality in our lodging portfolio. Our average dividend reinvestment program participation was 52% for the three months ended March 31, 2010 compared to 63% for the three months ended March 31, 2009.

The following chart presents a historical view of our distribution coverage (amounts below are stated in thousands).

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Cash flow provided by operations	$60,642	87,284
Distributions from unconsolidated entities	$7,583	10,440
Distributions declared	$(103,426)	(99,423)
Excess (deficiency)	$(35,201)	(1,699)

Financing Activities and Contractual Obligations

Borrowings

During the three months ended 2010 and 2009, we borrowed $37.3 million and $7.9 million against our portfolio of marketable securities. We borrowed approximately $83.6 million secured by mortgages on our properties and assumed $386.4 million of debt at acquisition for the three months ended March 31, 2010. We borrowed approximately $46.0 million secured by mortgages on our properties for the three months ended March 31, 2009.

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

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$56,327	114,837	133,020	541,888	248,369	2,839,597	3,934,038
Variable rate debt (mortgage loans)	$286,642	719,189	273,293	195,388	15,374	29,904	1,519,790

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.21%	5.11%	5.38%	5.71%	5.49%	5.67%	5.65%
Variable rate debt (mortgage loans)	2.68%	3.16%	4.53%	2.55%	5.50%	5.28%	3.30%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $45.4 million, net of accumulated amortization, is outstanding as of March 31, 2010.

We have six interest rate swap agreements that have converted $166.4 million of our mortgage loans from variable to fixed rates. The pay rates range from 1.62% to 4.75% with maturity dates from March 31, 2011 to March 27, 2013.

As of March 31, 2010, we had approximately $343.0 million and $834.0 million in mortgage debt maturing in 2010 and 2011, respectively. Of the $343.0 million maturing in 2010, $131.5 million reflects joint venture debt that is consolidated on our balance sheet, including LIP-H, but which is not recourse to us. Of the $834.0 million maturing in 2011, $489.0 million is subject to contractual extensions of at least one year.

We are currently negotiating refinancing the remaining debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings. Although there is continued volatility, we believe conditions seem to be loosening and lenders are returning to the market, particularly for high quality assets.

Summary of Cash Flows

	Three months ended March 31
	2010	2009
	(In thousands)
Cash provided by operating activities	$60,642	$87,284
Cash used in investing activities	(252,780)	(291,427)
Cash provided by (used in) financing activities	(4,602)	7,576

Decrease in cash and cash equivalents	(196,740)	(196,567)
Cash and cash equivalents, at beginning of period	500,491	945,225
Cash and cash equivalents, at end of period	$303,751	$748,658

Cash provided by operating activities was $60.6 million and $87.3 million for the three months ended March 31, 2010 and 2009, respectively, and was generated primarily from operating income from property operations and interest and dividends.

Cash used in investing activities was $252.8 million and $291.4 million for three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, cash was used primarily for purchases of investment properties and investments in notes receivable. We used less cash in our investing activities during the three months ended March 31, 2010 than the three months ended March 31, 2009 primarily due to the decrease in acquisitions.

Cash provided by (used in) financing activities was $(4.6) million and $7.6 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $72.2 million. We generated approximately $37.3 million and $7.8 million by borrowing against our portfolio of marketable securities for the three months ended March 31, 2010 and 2009, respectively. We generated approximately $83.6 million from borrowings secured by mortgages on our properties for the three months ended March 31, 2010. During the three months ended March 31, 2009, we generated approximately $46 million from borrowings secured by mortgages on our properties. During the three months ended March 31, 2010 and 2009, we paid approximately $103.2 and $106.9 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $70 million and $6 million for the three months ended March 31, 2010 and 2009.

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

Contractual Obligations

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of March 31, 2010, we would be obligated to pay as much as $32.6 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.

As of March 31, 2010, we had outstanding commitments to purchase approximately $226.2 million of real estate properties through 2010 and fund approximately $79.8 million into joint ventures. As of March 31, 2010, we had commitments totaling $75.1 million for various development projects. We intend on funding these acquisitions with cash on hand of approximately $303.8 million , financing from assuming debt related to some of the acquisitions in the amount above of $71.7 million and commitments for loan proceeds of $158 million on recently purchased and previously unencumbered assets.

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

Joint Venture	Ownership %	Investment at March 31, 2010
Net Lease Strategic Asset Fund L.P.	85%	$175,573

Cobalt Industrial REIT II	28%	77,589

D.R. Stephens Institutional Fund, LLC	90%	70,152

Concord Debt Holdings, LLC	(a)	(12,551)

Wakefield Capital, LLC	(b)	92,880

Joint Venture	Ownership %	Investment at March 31, 2010

Other Unconsolidated Joint Ventures	Various	37,807

		$441,450

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

	As of	As of
	March 31, 2010	December 31, 2009

Total assets	$11,651,967	11,328,211

Mortgages, notes and margins payable	$5,474,077	5,085,899

	For the three months ended March 31,
	2010	2009

Total income	$292,997	274,276

Total interest and dividend income	$7,422	18,443

Net income (loss) attributable to Company	$(29,339)	(169,242)

Net income (loss) per common share, basic and diluted (a)	$(.04)	(.21)

Distributions declared to common stockholders	$103,426	99,423

Distributions declared per weighted average common share (a)	$.12	.12

Funds From Operations (a)(b)	$88,720	(59,468)

Cash flows provided by operating activities	$60,642	87,284

Cash flows used in investing activities	$(252,780)	(291,427)

Cash flows provided by (used in) financing activities	$(4,602)	7,576

Weighted average number of common shares outstanding, basic and diluted	826,716,592	800,227,755

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		For the three months ended March 31,
		2010	2009
	Net income (loss) applicable to common shares	$(29,339)	(169,242)
Add:	Depreciation and amortization:
	Related to investment properties	108,942	92,793
	Related to investment in unconsolidated entities	9,779	17,597
Less:	Noncontrolling interests' share:
	Depreciation and amortization related to investment properties	662	616

	Funds from operations	$88,720	(59,468)

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income from the periods presented:

	For the three months ended March 31,
	2010	2009
Additions (deductions) that were included in net income and FFO
Provision for asset impairment	$(945)	-
Loss on consolidated investment	$-	(148,887)
Equity in earnings (loss) of Concord Debt Holdings, LLC	$(2,611)	(8,023)
Realized gain (loss) and impairment on securities, net	$3,763	(4,052)

Subsequent Events

We paid distributions to our stockholders of $.50 per share in April and May, 2010 totaling $69.2 million.

Subsequent to quarter end, we purchased seven properties for $226,239. We financed these acquisitions by securing a new loan of $29,727 and assuming debt of $43,715. In addition, we completed additional financing of $52,650 on previously acquired properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.2 million. If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.2 million.

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

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$56,327	114,837	133,020	541,888	248,369	2,839,597	3,934,038
Variable rate debt (mortgage loans)	$286,642	719,189	273,293	195,388	15,374	29,904	1,519,790

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.21%	5.11%	5.38%	5.71%	5.49%	5.67%	5.65%
Variable rate debt (mortgage loans)	2.68%	3.16%	4.53%	2.55%	5.50%	5.28%	3.30%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $45.4 million, net of accumulated amortization, is outstanding as of March 31, 2010.

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

Other than temporary impairments were $0 and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be during 2010.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of March 31, 2010.  (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	$316,088	$251,278	$226,150	$276,406

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2010 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of March 31, 2010
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(963)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,561)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(1,153)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	4
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(267)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(259)

					$166,369	$(4,199)

(1) Interest rate CAP at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be  recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,745 and $1,950 and is included in advance rent and other liabilities on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

Item 4T. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Except as otherwise described below, there were no material developments during the three months ended March 31, 2010 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Lauth Litigation

On July 21 2009,our wholly owned subsidiary, Inland American (LIP) Sub, L.L.C. (“IA LIP Sub”), filed an action against Robert Lauth, Michael Curless, Gregory Gurnick, Lawrence Palmer, (collectively “the Defendants”) and Thomas Peck (the “Peck Defendant”) for civil fraud, deception, racketeering, conspiracy and other violations of law (the “Lawsuit”) in order to recover damages with regard to certain losses of IA LIP Sub which occurred as a result with IA LIP Sub’s investment LIP Holdings, L.L.C.(“Holdings”)  On September 10, 2009, the Defendants filed answers and counterclaims against IA LIP Sub claiming breach of contract, promissory estoppel, constructive fraud, and breach of duty of good faith and fair dealing, claiming that IA LIP Sub promised to contribute additional funds to Holdings.  On September 16, 2009, the Peck Defendant filed answers and counterclaims against IA LIP Sub claiming, inter alia, that the Lawsuit was filed against Peck for the purpose of inducing Peck to cooperate with IA LIP Sub in its prosecution of its claims against the Defendants. On April 6, 2010, IA LIP Sub and the Defendants agreed to settle all matters relating to the Lawsuit and the related counterclaims and also all matters relating to Defendants’ claims in connection with the liquidation of LIP H, and entered into a release and settlement agreement and dismissed the lawsuits and counterclaims referenced above. The claim against the Peck Defendant and the Peck Defendant’s counter claim were similarly dismissed.

Item 1A.  Risk Factors

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

In addition, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee to which it is entitled, to ensure that we generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the three months ended March 31, 2010, we paid a business management fee of $6 million, or approximately .05% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $332 thousand, together which are less than the full 1% fee that the business manager could be paid. There is no assurance that our business manager will forgo or defer any portion of its business management fee in the future, which may affect our ability to pay distributions or result in us having less cash available for other uses.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the three months ended March 31, 2010, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, as of March 31, 2010, approximately 8% of our rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

In the event that we have a concentration of properties in a particular geographic area, and lack a geographically diversified portfolio, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. As of March 31, 2010, approximately 3%, 4%, 4%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at March 31, 2010, 38 of our lodging facilities, or approximately 38% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including 12 hotels located in North Carolina. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of March 31, 2010, we had entered into joint venture agreements with sixteen entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. The balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $441.5 million. For the three months ended March 31, 2010, we recognized losses of $3.9 million. Our joint venture investments may involve risks not otherwise present with other methods of investment in real estate, as our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current venture partners, which in some cases has resulted in litigation with these partners. As of the date of this Quarterly Report on Form 10-Q, we are involved in litigation in respect of our venture with Lex-Win Concord LLC and have resolved a separate matter related to our venture with affiliates of The Lauth Group, Inc. There can be no assurance that an adverse outcome in the pending lawsuit, or any future lawsuits, will not have a material effect on our results of operations for any particular period. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business.

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

As of March 31, 2010, we had investments valued at $262.3 million in real estate related equity and debt securities. Many of the entities that we have invested in have reduced the dividends paid on their stocks. The stock prices for these entities have declined since our initial purchase. There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.

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

Effective March 30, 2009, our board of directors voted to suspend the share repurchase program until further notice. Therefore, no shares were repurchased during the months of January, February or March 2010. Written notice of the suspension was provided to each stockholder pursuant to the terms of the share repurchase program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	May 14, 2010	Date:	May 14, 2010

Exhibit Index

EXHIBIT NO.	DESCRIPTION

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