Form 10-Q
period 2010-06-30
Inland American Real Estate Trust, Inc.
filed 2010-08-13
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of August 9, 2010, there were 836,594,689 shares of the registrant's common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

Assets	June 30, 2010 (unaudited)	December 31, 2009
Assets:
Investment properties:
Land	$1,891,469	$1,684,793
Building and other improvements	8,407,839	7,866,633
Construction in progress	262,580	278,096
Total	10,561,888	9,829,522
Less accumulated depreciation	(890,158)	(717,547)
Net investment properties	9,671,730	9,111,975
Cash and cash equivalents	218,872	500,491
Restricted cash and escrows	93,324	71,187
Investment in marketable securities	264,306	217,061
Investment in unconsolidated entities	435,426	453,782
Accounts and rents receivable (net of allowance of $7,727 and $7,853)	98,810	80,145
Notes receivable	423,372	423,478
Intangible assets, net	423,712	389,136
Deferred costs and other assets	76,177	80,956
Total assets	$11,705,729	$11,328,211

Liabilities and Equity

Liabilities:
Mortgages, notes and margins payable	$5,608,265	$5,085,899
Accounts payable and accrued expenses	40,503	45,854
Distributions payable	34,783	34,317
Accrued real estate taxes	49,415	46,805
Advance rent and other liabilities	86,813	94,881
Intangible liabilities, net	85,044	76,379
Other financings	47,762	47,762
Total liabilities	5,952,585	5,431,897

Noncontrolling redeemable interests	264,132	264,132
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 834,792,708 and 823,619,190 shares issued and outstanding	835	824
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)	7,503,970	7,397,831
Accumulated distributions in excess of net loss	(2,056,070)	(1,815,054)
Accumulated other comprehensive income	22,853	29,712

Total Company stockholders' equity	5,471,588	5,613,313

Noncontrolling interests	17,424	18,869

Total equity	5,489,012	5,632,182

Total liabilities and equity	$11,705,729	$11,328,211

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$161,840	$135,033	$313,436	$263,280
Tenant recovery income	21,511	20,441	46,428	42,123
Other property income	4,772	4,325	8,040	8,833
Lodging income	134,292	124,862	245,330	241,925

Total income	322,415	284,661	613,234	556,161

Expenses:
General and administrative expenses	10,092	13,540	21,335	28,360
Property operating expenses	34,101	26,126	66,141	54,785
Lodging operating expenses	81,029	74,894	153,930	148,066
Real estate taxes	25,241	21,840	49,789	43,530
Depreciation and amortization	112,566	98,499	221,583	190,998
Business manager management fee	10,000	14,000	16,000	18,000
Provision for asset impairment	3,779	-	3,779	-
Impairment of notes receivable	-	14,225	-	14,225

Total expenses	276,808	263,124	532,557	497,964

Operating income	$45,607	$21,537	$80,677	$58,197

Interest and dividend income	8,453	18,949	15,875	37,392
Other income	687	452	889	825
Interest expense	(76,940)	(60,801)	(145,738)	(119,507)
Loss on consolidated investment	-	-	-	(148,887)
Equity in losses of unconsolidated entities	(2,015)	(28,817)	(5,905)	(38,201)
Realized gain (loss) and impairment on securities, net	4,285	11,001	8,048	6,949

Loss before income taxes	$(19,923)	$(37,679)	$(46,154)	$(203,232)

Income tax (expense) benefit	$(720)	$223	$(548)	$(1,358)

Net loss from continuing operations	$(20,643)	$(37,456)	$(46,702)	$(204,590)

Income from discontinued operations, net	$18,680	$123	$17,641	$224

Net loss	$(1,963)	$(37,333)	$(29,061)	$(204,366)

Less: Net income attributable to noncontrolling interests	(2,166)	(2,172)	(4,408)	(4,381)

Net loss attributable to Company	$(4,129)	$(39,505)	$(33,469)	$(208,747)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(28,832)	68,628	794	1,627
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investments securities	(4,285)	(11,001)	(8,048)	(6,949)
Unrealized gain on derivatives	61	2,491	395	2,806

Comprehensive income (loss)	$(37,185)	$20,613	$(40,328)	$(211,263)

Net loss, per common share, from continuing operations	$(.03)	$(.05)	$(.06)	$(.26)

Income, per common share, from discontinued operations	$.02	$.00	$.02	$.00

Net loss, per common share, basic and diluted	$(.01)	$(.05)	$(.04)	$(.26)

Weighted average number of common shares outstanding, basic and diluted	832,322,161	808,952,703	829,534,862	804,614,331

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2010

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at December 31, 2009	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132

Net income (loss)	-	-	-	(33,469)	-	(214)	(33,683)	4,622
Unrealized gain on investment securities	-	-	-	-	794	-	794	-
Reversal of unrealized gain to realized gain on investment securities	-	-	-	-	(8,048)	-	(8,048)	-
Unrealized gain on derivatives	-	-	-	-	395	-	395	-
Distributions declared	-	-	-	(207,547)	-	(1,435)	(208,982)	(4,622)
Contributions from noncontrolling interests	-	-	-	-	-	204	204	-
Proceeds from distribution reinvestment program	11,173,518	11	106,139	-	-	-	106,150	-

Balance at June 30, 2010	834,792,708	$835	$7,503,970	$(2,056,070)	$22,853	$17,424	$5,489,012	$264,132

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
Cash flows from operations:
Net loss	$(29,061)	$(204,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	221,619	191,934
Amortization of above and below market rent, net	(138)	(629)
Amortization of debt premiums, discounts and financing costs	7,614	4,799
Amortization of note receivable discount	-	(5,534)
Straight-line rental income	(9,099)	(9,390)
Loss on consolidated investment	-	148,887
Provision for asset and notes receivable impairment	4,724	14,225
Gain on extinguishment of debt	(19,227)	-
Loss on sale of property	690	-
Equity in (earnings) loss of unconsolidated entities	5,905	38,201
Distributions from unconsolidated entities	3,083	207
Realized gain on investments in securities, net	(8,744)	(11,001)
Impairment of investments in securities	696	4,052
Other non-cash adjustments	94	(19)
Changes in assets and liabilities:
Accounts and rents receivable	(9,661)	(2,418)
Other assets	777	5,137
Accounts payable and accrued expenses	(3,088)	4,175
Advance rent and other liabilities	(3,773)	6,131
Accrued real estate taxes	(3,030)	8,457

Net cash flows provided by operating activities	159,381	192,848

Cash flows from investing activities:
Consolidation of LIP-H	-	1,757
Purchase of investment properties	(292,655)	(244,996)
Acquired in-place and market lease intangibles, net	(71,113)	(46,206)
Capital expenditures and tenant improvements	(56,030)	(43,558)
Investment in development projects	(16,438)	(74,054)
Sale of investment properties	23,222	-
Purchase of investment securities	(70,852)	(45,904)
Sale of investment securities	24,401	27,453
Investment in unconsolidated entities	(5,352)	(18,151)
Distributions from unconsolidated entities	14,720	20,282
Payment of leasing and franchise fees	(2,797)	(2,124)
Purchase of note receivable	(34,253)	-
Payments from note receivable	470	88
Restricted escrows	(13,938)	2,866
Other assets	4,615	5,524

Net cash flows used in investing activities	(496,000)	(417,023)

Cash flows from financing activities:
Proceeds from offering	-	253,986
Proceeds from the distribution reinvestment plan	106,150	120,117
Shares repurchased	-	(192,543)
Payment of offering costs	-	(29,505)
Distributions paid	(207,081)	(207,588)
Proceeds from mortgage debt and notes payable	280,375	98,106

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)

Payoffs of mortgage debt	(170,895)	(106,006)
Principal payments of mortgage debt	(6,094)	(2,899)
(Payoff) proceeds from margin securities debt	64,261	(6,981)
Payment of loan fees and deposits	(5,863)	(9,551)
Distributions paid to noncontrolling interests	(1,435)	(1,328)
Distributions paid to noncontrolling redeemable interests	(4,622)	(4,622)
Contributions from noncontrolling interest	204	-
Due from related parties, net	-	750

Net cash flows provided by (used in) financing activities	55,000	(88,064)

Net decrease in cash and cash equivalents	(281,619)	(312,239)
Cash and cash equivalents, at beginning of period	500,491	945,225

Cash and cash equivalents, at end of period	$218,872	$632,986

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(678,164)	$(782,017)
Tenant and real estate tax liabilities assumed at acquisition	3,322	11,663
Assumption of mortgage debt at acquisition	430,066	520,351
Non-cash mortgage discount/premium	(47,879)	5,007

	$(292,655)	$(244,996)

Cash paid for interest	$140,901	$116,094

Supplemental schedule of non-cash investing and financing activities:

Consolidation of LIP-H assets	$-	$135,686

Assumption of mortgage debt at consolidation of LIP-H	$-	$(96,763)

Liabilities assumed at consolidation of LIP-H	$-	$(3,584)

Property surrendered in exchange for extinguishment of debt	$10,492	$-

Property acquired through exchange of note receivable	$33,889	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

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

At June 30, 2010, the Company owned a portfolio of 980 commercial real estate properties. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	733	21,588,775 square feet
Lodging	99	15,146 rooms
Office	40	10,056,364 square feet
Industrial	72	15,959,342 square feet
Multi-Family	28	10,154 units
LIP-Holdings, LLC	8	487,038 square feet

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

(2)  Investment Properties

Acquisitions

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. During the six months ended June 30, 2010 and 2009, the Company incurred $1,205 and $7,925, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity for the six months ended June 30, 2010.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units/Rooms

Retail	Retail Portfolio – 16 properties	3/04/2010	$424,300	3,557,846 square feet
	Heritage Crossing	3/23/2010	$29,500	310,922 square feet
	Prestonwood Shopping Center	4/21/2010	$48,300	238,926 square feet
	Tulsa Hills Shopping Center	4/23/2010	$54,100	317,106 square feet
	University Oaks	4/30/2010	$38,100	235,906 square feet
Lodging	Lodging Portfolio – 4 hotels	5/11/2010	$80,000	598 rooms
Industrial	Imagine Charter Schools – 7 schools	2/11/2010	$61,200	292,211 square feet
Multi-family	Fannin Street Station Apartments	1/15/2010	$57,600	678 units

Total			$793,100

Dispositions

For the six months ended June 30, 2010, the Company has sold five lodging properties for total net proceeds of $23,222. In addition, the Company has transferred land previously held by a consolidated joint venture to the lender. A gain of $19,227 was realized on extinguishment of the debt.

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in both consolidated operations and consolidated joint ventures.

The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Revenues	$1,390	$3,377	$3,569	$6,153
Expenses (including interest expense and impairments)	1,937	3,254	5,155	5,929

Operating Income (loss) from discontinued operations	$(547)	$123	$(1,586)	$224

Gain on extinguishment of debt	$19,227	$-	$19,227	$-

Income from discontinued operations, net	$18,680	$123	$17,641	$224

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

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

The use of projected future cash flows is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties. As of June 30, 2010, triggering events primarily related to a change in estimated holding period have occurred on certain portfolio properties and an impairment of $3,779 has been recognized for the six months ended June 30, 2010.

LIP-H Consolidation

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets. As of January 6, 2009, effective control over LIP-H rests with the Company’s subsidiary, resulting in the consolidation of LIP-H. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth Investment Properties, LLC (the other venture partner of LIP-H). The mezzanine loan with LIP-D is secured primarily by development projects at various stages of completion, including vacant land. The consolidation resulted in a loss of $148,887 being recognized for the six months ended June 30, 2009.

(3)  Investment in Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

Entity	Description	Ownership %	Investment at June 30, 2010	Investment at December 31, 2009
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$170,909	$180,304

Cobalt Industrial REIT II	Industrial portfolio	29%	80,201	79,511

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	69,168	70,752

Concord Debt Holdings, LLC	Real estate loan fund	(a)	(13,637)	(9,940)

NRF Healthcare, LLC	Senior housing portfolio	(b)	91,879	94,872

Other unconsolidated entities	Various investments	Various	36,906	38,283

			$435,426	$453,782

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

(a)

On August 2, 2008, the Company entered into a joint venture with Lex-Win Concord LLC, for the purpose of originating and acquiring real estate securities and real estate related loans. The carrying value of this investment is recorded at the maximum amount which the Company believes it is obligated to fund, which is $13,637 as of June 30, 2010.

(b)

On July 9, 2008, the Company invested $100,000 in NRF Healthcare, LLC in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend. NRF Healthcare owns 96 senior living properties containing 5,971 operating units/beds, one medical office building and a research campus totaling 313,204 square feet. The entity was previously known as Wakefield Capital, LLC.

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

	June 30, 2010	December 31, 2009
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,199,277	$2,208,528
Real estate debt and securities investments	530,793	599,617
Other assets	271,947	313,381

Total Assets	3,002,017	3,121,526

Liabilities and Equity:
Mortgage debt	1,940,714	2,014,152
Other liabilities	114,619	113,637
Equity	946,684	993,737

Total Liabilities and Equity	3,002,017	3,121,526

Company’s share of Equity	419,605	437,671
Net excess of cost of investment over the net book value of underlying net assets (net of accumulated depreciation of $2,032 and $1,362, respectively)	15,821	16,111

Carrying value of investment in unconsolidated entities	$435,426	$453,782

	Six months ended June 30, 2010	Six months ended June 30, 2009
Statements of Operations:
Revenues	$126,751	$140,027

Expenses:
Interest expense and loan cost amortization	45,499	50,161
Depreciation and amortization	42,609	58,809
Operating expenses, ground rent and general and administrative expenses	40,787	49,821
Impairments and realized losses	22,984	133,180

Total expenses	151,879	291,971

Net loss	$(25,128)	(151,944)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Company’s share of:
Net loss, net of excess basis depreciation of $670 and $298	(5,905)	(38,201)
Depreciation and amortization (real estate related)	19,639	25,566

The unconsolidated entities had total third party debt of $1,940,714 at June 30, 2010 that matures as follows:

2010	$200,203
2011	146,798
2012	400,614
2013	148,364
2014	143,395
Thereafter	901,340

$1,940,714

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, except for remaining capital commitments (Note 13). However, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(4) Noncontrolling Interests

As of June 30, 2010 and December 31, 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual arrangements. Balances attributable to these noncontrolling interests are reclassified either as a separate component of equity or outside of permanent equity, as appropriate, as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity, reported at greater of carrying value or redemption value. The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interests in the Company's consolidated financial statements with a balance of $264,132 as of June 30, 2010 and December 31, 2009.

(5)  Fair Value of Financial Instruments

The table below represents the fair value of financial instruments as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages and notes payable	$5,515,702	$5,363,709	$5,057,597	$4,872,189
Margins payable	$92,563	$92,563	$28,302	$28,302
Notes receivable	$423,372	$422,290	$423,478	$416,520

The Company estimates the fair value of its mortgages, notes and margins payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments or in the case of certain impaired loans, by determining the fair value of the collateral supporting the collateral-dependent loan. At June 30, 2010 and December 31, 2009, the carrying amounts of certain of the Company’s other financial instruments were representative of their fair values due to the short-term nature of these instruments.

(6)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2010 and 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

		For the three months ended		For the six months ended		Unpaid amounts as of
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	December 31, 2009

General and administrative:
General and administrative reimbursement	(a)	2,238	2,256	4,469	4,695	1,439	1,876
Loan servicing	(b)	144	77	277	192	-	-
Affiliate share purchase discounts	(c)	-	6	-	14	-	-
Investment advisor fee	(d)	378	345	710	610	124	118
Total general and administrative to related parties		2,760	2,684	5,456	5,511	1,563	1,994

Property management fees	(e)	6,783	6,315	13,857	12,715	72	18
Business manager fee	(f)	10,000	14,000	16,000	18,000	10,000	12,000
Loan placement fees	(g)	248	958	452	1,608	-	-
Offering costs	(h)	-	4,408	-	25,660	-	-

(a)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration. $1,439 and $1,876 are unpaid as of June 30, 2010 and December 31, 2009 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)

A related party of the Business Manager provides loan servicing to the Company for an annual fee. Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties. The Company’s lodging properties will continue to be billed at 225 dollars per month per loan and MB REIT properties at 200 dollars per month, per loan.

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares were purchased. The Company sold 0 and 18,067 shares to related parties and recognized an expense related to these discounts of $0 and $14 for the six months ended June 30, 2010 and 2009, respectively.

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities. Fees of $124 and $118 remain unpaid as of June 30 2010 and December 31, 2009 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

(e)

The property managers, entities owned principally by individuals who are related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property managers are entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company. Amounts of $72 and $18 remain unpaid as of June 30, 2010 and December 31, 2009 and are included in advanced rent and other liabilities on the consolidated balance sheets.

(f)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company pays its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the six months ended June 30, 2010 and 2009, average invested assets were $11,258,996 and $10,114,760 and operating expenses, as defined, were $36,130 and $37,612 or .64%, and .74%, respectively, of average invested assets. The Company incurred fees of $16,000 and $18,000 for the six months ended June 30, 2010 and 2009, respectively, of which $10,000 and $12,000 remained unpaid as of June 30, 2010 and December 31, 2009 and is included in advance rent and other liabilities on the consolidated balance sheets. The Business Manager has agreed to waive all fees allowed but not taken, except for the $16,000 and $18,000 paid for the six months ended June 30, 2010 and 2009, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

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

The Company has an investment in an insurance captive entity with its related parties. The entity is included in the Company’s analysis of Investment in Unconsolidated Entities (Note 3). The balance of the Company’s investment is $792 as of June 30, 2010 and is included in investment in unconsolidated entities on the consolidated balance sheets.

As of June 30, 2010, the Company has $368 on deposit with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(7)  Notes Receivable

The Company's notes receivable balance was $423,372 and $423,478 as of June 30, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on vacant land, shopping centers and hotel properties and certain loans guaranteed by the owners. Interest is due each month at rates ranging from 4.11% to 9.50% per annum. For the three months ended June 30, 2010 and 2009, the Company recorded interest income from notes receivable of $3,281 and $14,061, including amortized discount of $0 and $2,768. For the six months ended June 30, 2010 and 2009, the Company recorded interest income from notes receivable of $6,506 and $25,319, including amortized discount of $0 and $5,535. Interest and amortized discount are included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

In the first quarter of 2010, the Company purchased a note receivable in the amount of $34,000, which is collateralized by a shopping center. In the second quarter of 2010, the Company foreclosed on the note and assumed ownership of the underlying collateral for $2,000 in cash plus the amount of the note receivable. The Company has recorded the asset in investment properties.

The table below represents the composition of the Company’s notes receivable as of June 30, 2010.

Collateral Base	Interest Rate	Maturity Dates	Initial Carrying Value	Cumulative Recognized Impairment	Carrying Value as of June 30, 2010
Development projects (1)	9.00-9.25%	04/30/10	214,627	-	214,627
Retail centers (2)	LIBOR + 5.40%	10/01/10	140,800	-	140,800
Other (3)	4.11%-9.50%	05/09/09-06/01/12	143,669	75,724	67,945
			499,096	75,724	423,372

(1)

Balance consists of three loans that are considered impaired; however, no impairment was measured as the fair value of the collateral was in excess of the carrying amount.

(2)

Balance consists of one loan that is not considered impaired.

(3)

Balance consists of eleven loans, of which seven loans with a carrying value of $28,362 are considered impaired.

The Company evaluates the collectability of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals. For the impaired loans, the Company determines the amount of impairment to recognize based on a determination of the fair value of the underlying collateral based on appraisals as of or near June 30, 2010 or an estimate of expected discounted cash flows. No significant changes have occurred to the underlying collateral for the six months ended June 30, 2010. As such, no impairment was recorded for the six months ended June 30, 2010.

If the Company considers a loan to be non-performing or the collectability is uncertain based on the underlying collateral, it will place the loan on non-accrual status. The Company will recognize interest income on a cash basis, as received. If the fair value of the loan

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

collateral decreases to less than the amortized cost basis of the loan, any interest received will be recorded as a reduction of the loan basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the loan, and if the loan is not otherwise in default, any interest payment will be recognized as interest income. The impaired loans generated $344 of interest income for the six months ended June 30, 2010.

(8)  Investment in Marketable Securities

Investment in marketable securities of $264,306 and $217,061 at June 30, 2010 and December 31, 2009, respectively, consists of primarily preferred and common stock investments in other REITs, certain real estate related bonds, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held as of June 30, 2010, the Company has net accumulated other comprehensive income of $26,293, which includes gross unrealized losses of $11,784. All such gross unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $92,570 as of June 30, 2010.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company  intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.  During the six months ended June 30, 2010, the Company recorded impairment of $696 compared to an impairment of $4,052 for the six months ended June 30, 2009 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

Dividend income is recognized when earned. During the six months ended June 30, 2010 and 2009, dividend income of $8,728 and $10,728 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(9)  Mortgages, Notes and Margins Payable

During the six months ended June 30, 2010, the following debt transactions occurred:

Balance at December 31, 2009	$5,085,899
New financings	344,636
Assumed financings, net of discount	382,187
Paydown of debt	(176,989)
Extinguishment of debt	(29,630)
Amortization of discount/premium	2,162
Balance at June 30, 2010	$5,608,265

Mortgage loans outstanding as of June 30, 2010 and December 31, 2009 were $5,560,221 and $5,056,398 and had a weighted average interest rate of 5.1% and 4.9%, respectively. Mortgage premium and discount, net was a discount of $44,519 and a premium of $1,199 as of June 30, 2010 and December 31, 2009. As of June 30, 2010, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

	As of June 30, 2010	Weighted average interest rate
2010	$226,291	4.04%
2011	$812,937	3.48%
2012	$467,698	4.86%
2013	$804,096	4.92%
2014	$281,039	5.51%
Thereafter	$2,968,160	5.67%

Total	$5,560,221	5.10%

The Company is negotiating refinancing certain debt maturing in 2010 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. The Company has contractual extensions of at least one year on $507,493 of the $812,937 maturing in 2011. It is anticipated that the Company will be able to repay, refinance or extend the maturities of all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $701,975 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. All of the mortgage loans are current with payments; however, nine loans in its LIP-H segment, with a carrying value of $91,337 and 2010 maturities, are in default. None of these defaulted loans are recourse to the Company nor have they triggered cross-defaults of the Company’s other debt.

The Company has purchased a portion of its securities through margin accounts. As of June 30, 2010 and December 31, 2009, the Company has recorded a payable of $92,563 and $28,302, respectively, for securities purchased on margin. This debt bears a variable interest rate of the LIBOR plus 50 basis points. At June 30, 2010 and December 31, 2009, this rate was .699% and .585%. Interest expense in the amount of $133 and $201 and $68 and $137 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three and  six months ended June 30, 2010 and 2009, respectively.

 (10)  Derivatives

As of June 30, 2010, in connection with six mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $166,369. The Company’s interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of June 30, 2010. The fair value of the Company’s swaps decreased $395 during the six months ended June 30, 2010 and is reflected in other comprehensive income (”OCI”) on the consolidated statements of operations and other comprehensive income.

The following table summarizes  interest rate swap contracts outstanding as of June 30, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of June 30, 2010
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(720)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,956)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(861)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	1
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(290)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(312)

					$166,369	$(4,138)

(1) Interest rate cap at 4.75%.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2010 and 2009, the Company recorded $130 and $130 of ineffectiveness, respectively, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,207 will be reclassified to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010 and December 31, 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

	Liability Derivatives
	As of June 30, 2010		As of December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments under ASC 815:

Interest rate products	Advance rent and other liabilities	$4,138	Advance rent and other liabilities	$4,533

The derivative instruments were reported at their fair value of $4,138 and $4,533 in advance rent and other liabilities at June 30, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2010 and 2009:

ASC 815 Derivative Type	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$61	$2,491	Interest expense	$1,477	$(2,148)	Interest expense	$(65)	$(65)

During the three months ended June 30, 2010, the Company recognized additional other comprehensive gain of $61 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2010. During the three months ended June 30, 2009, the Company recognized additional other comprehensive gain of $2,491 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

ASC 815 Derivative Type	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$395	$2,806	Interest expense	$2,469	$(4,200)	Interest expense	$(130)	$(130)

During the six months ended June 30, 2010, the Company recognized additional other comprehensive gain of $395 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2010. During the six months ended June 30, 2009, the Company recognized additional other comprehensive gain of $2,806 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,538 and $1,950 and is included in advance rent and other liabilities on the consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively, with $412 and $600 included in other income on the consolidated statements of operations and other comprehensive income for the six months ended at June 30, 2010 and 2009.

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

For the six months ended June 30, 2010, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc  Also, as of June 30, 2010, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust Bank or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2010.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$157,538	$36,058	$73,854	$21,858	$-	$22,576	$3,192
Straight-line rents	4,065	1,386	1,712	836	-	72	59
Amortization of acquired above and below market leases, net	237	(121)	478	(72)	-	-	(48)
Total rental income	$161,840	$37,323	$76,044	$22,622	$-	$22,648	$3,203

Tenant recovery income	21,511	5,517	15,071	652	-	67	204
Other property income	4,772	1,180	1,135	295	-	2,157	5
Lodging income	134,292	-	-	-	134,292	-	-
Total income	$322,415	$44,020	$92,250	$23,569	$134,292	$24,872	$3,412

Operating expenses	$140,371	$10,779	$25,052	$1,814	$88,307	$13,762	$657

Net property operations	$182,044	$33,241	$67,198	$21,755	$45,985	$11,110	$2,755

Depreciation and amortization	$(112,566)
Business manager management fee	$(10,000)
General and administrative	$(10,092)
Interest and dividend income	$8,453
Interest expense	$(76,940)
Loss on consolidated investment	$-
Income tax expense	$(720)
Other income	$687
Realized gain and impairment on securities, net	$4,285
Equity in loss of unconsolidated entities	$(2,015)
Provision for asset impairment	$(3,779)

Net loss from continuing operations	$(20,643)

Income from discontinued operations, net	$18,680

Net income attributable to noncontrolling interests	$(2,166)

Net loss attributable to Company	$(4,129)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$129,953	$35,501	$59,277	$17,928	$-	$14,002	$3,245
Straight-line rents	4,628	1,664	2,148	583	-	84	149
Amortization of acquired above and below market leases, net	452	(44)	689	(98)	-	-	(95)
Total rental income	$135,033	$37,121	$62,114	$18,413	$-	$14,086	$3,299

Tenant recovery income	20,441	6,017	13,132	816	-	74	402
Other property income	4,325	951	1,475	548	-	1,347	4
Lodging income	124,862	-	-	-	124,862	-	-
Total income	$284,661	$44,089	$76,721	$19,777	$124,862	$15,507	$3,705

Operating expenses	$122,860	$10,088	$19,608	$1,799	$81,889	$7,939	$1,537

Net property operations	$161,801	$34,001	$57,113	$17,978	$42,973	$7,568	$2,168

Depreciation and amortization	$(98,499)
Business manager management fee	$(14,000)
General and administrative	$(13,540)
Interest dividend income	$18,949
Interest expense	$(60,801)
Loss on consolidated investment	$-
Income tax expense	$223
Other income	$452
Realized loss and impairment on securities, net	$11,001
Impairment of notes receivable	(14,225)
Equity in loss of unconsolidated entities	$(28,817)
Provision for asset impairment	$-

Net loss from continuing operations	$(37,456)

Income from discontinued operations, net	$123

Net income attributable to noncontrolling interests	$(2,172)

Net loss attributable to Company	$(39,505)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2010.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$304,198	$72,539	$138,303	$42,301	$-	$44,491	$6,564
Straight-line rents	9,099	2,941	3,270	2,655	-	115	118
Amortization of acquired above and below market leases, net	139	(242)	1,843	(1,367)	-	-	(95)
Total rental income	$313,436	$75,238	$143,416	$43,589	$-	$44,606	$6,587

Tenant recovery income	46,428	15,037	29,372	1,314	-	143	562
Other property income	8,040	1,841	2,132	305	-	3,755	7
Lodging income	245,330	-	-	-	245,330	-	-
Total income	$613,234	$92,116	$174,920	$45,208	$245,330	$48,504	$7,156

Operating expenses	$269,860	$23,183	$46,326	$4,107	$168,558	$26,065	$1,621

Net property operations	$343,374	$68,933	$128,594	$41,101	$76,772	$22,439	$5,535

Depreciation and amortization	$(221,583)
Business manager management fee	$(16,000)
General and administrative	$(21,335)
Interest and dividend income	$15,875
Interest expense	$(145,738)
Loss on consolidated investment	$-
Income tax expense	$(548)
Other income	$889
Realized gain and impairment on securities, net	$8,048
Equity in loss of unconsolidated entities	$(5,905)
Provision for asset impairment	$(3,779)

Net loss from continuing operations	$(46,702)

Income from discontinued operations, net	$17,641

Net income attributable to noncontrolling interests	$(4,408)

Net loss attributable to Company	$(33,469)

Balance Sheet Data:
Real estate assets, net	$9,832,862	$1,699,599	$3,774,166	$963,033	$2,489,933	$786,407	$119,724
Non-segmented assets	1,872,867
Total Assets	$11,705,729

Capital Expenditures	33,565	328	4,919	140	26,268	1,797	113

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$253,261	$68,641	$113,905	$35,794	$-	$28,579	$6,342
Straight-line rents	9,390	3,337	3,765	1,873	-	160	255
Amortization of acquired above and below market leases, net	629	(205)	1,125	(196)	-		(95)
Total rental income	$263,280	$71,773	$118,795	$37,471	$-	$28,739	$6,502

Tenant recovery income	42,123	13,132	25,575	2,716	-	139	561
Other property income	8,833	2,786	3,251	561	-	2,217	18
Lodging income	241,925	-	-	-	241,925	-	-
Total income	$556,161	$87,691	$147,621	$40,748	$241,925	$31,095	$7,081

Operating expenses	$246,381	$22,029	$39,900	$4,639	$161,896	$15,257	$2,660

Net property operations	$309,780	$65,662	$107,721	$36,109	$80,029	$15,838	$4,421

Depreciation and amortization	$(190,998)
Business manager management fee	$(18,000)
General and administrative	$(28,360)
Interest and dividend income	$37,392
Interest expense	$(119,507)
Loss on consolidated investment	$(148,887)
Income tax expense	$(1,358)
Other income	$825
Realized loss and impairment on securities, net	$6,949
Impairment of notes receivable	(14,225)
Equity in loss of unconsolidated entities	$(38,201)

Net loss from continuing operations	$(204,590)

Income from discontinued operations, net	$224

Net income attributable to noncontrolling interests	$(4,381)

Net loss attributable to Company	$(208,747)

Balance Sheet Data:
Real estate assets, net	$9,035,920	$1,777,945	$3,223,639	$845,950	$2,530,394	$532,378	$125,614
Non-segmented assets	2,487,690
Total Assets	$11,523,610

Capital Expenditures	33,616	2,476	1,141	-	28,731	411	857

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

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

The basic and diluted weighted average number of common shares outstanding was 829,534,862 and 804,614,331 for the six months ended June 30, 2010 and 2009.

(13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $35,966 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

As of June 30, 2010, the Company had outstanding commitments to purchase $35,000 of real estate properties, fund approximately $74,763 into joint ventures and fund $4,097 into various development projects. The Company intends on funding these commitments with cash on hand of $218,872, financing from assumed debt related to some of the acquisitions in the amount of $27,619 and commitments for loan proceeds of $70,000 on recently purchased and previously unencumbered assets.

As part of the Company’s consolidated MB REIT joint venture with Minto Delaware, the Company could be required to redeem Minto Delaware’s interest in MB REIT beginning on October 11, 2011 subject to the terms and conditions below:

•

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware, has the option to require the Company to purchase, in whole, but not in part, 100% of the Minto Delaware's investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if the shares of the Company’s common stock are not listed, on the earlier of (x) the date the Company purchases Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,300 or (B) if the shares of the Company’s stock are listed, on the earlier of (x) the date the Company purchases Minto Delaware's investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock.  The series A liquidation preference is equal to $1,276 per share for 207,000 shares of series A preferred stock plus accrued and unpaid dividends.

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

June 30, 2010

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN. The amended complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties. The amended complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett. The amended complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property. With respect to the remaining three development hotels, the amended complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20,100. Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint. On March 13, 2009, the court denied the motion to dismiss. Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against Crockett. Contemporaneously with the close of fact discovery, Crockett sought leave to amend its complaint to add another cause of action and to seek treble damages and attorneys fees, which was granted. Expert discovery has been completed. Based upon an expert report recently received from Crockett, it is believed that Crockett’s maximum claim, without the inclusion of treble damages or attorneys fees, is approximately $16,800. The parties have recently files cross motions for summary judgment, which are in the process of being briefed, and, ultimately, heard by the court. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On August 2, 2008, the Company entered into the Concord Debt Holdings, LLC joint venture (“Concord Debt”) with Lex-Win Concord LLC (“Concord”), which originates and acquires real estate securities and real estate related loans. The Company has invested $77,400 million in the venture as of June 30, 2010 and has accounted for this investment under the equity method. During 2009, Concord Debt received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements. In addition, Concord Debt has recorded impairment losses and loan loss reserves of $22,900 for the six months ended June 30, 2010. The carrying value of ($13,637) reflects the reduction in the Company’s investment in Concord Debt from its share of the net loss at the venture level and distributions. The carrying value of this investment is recorded at the maximum amount at which the Company approximately believes it is obligated to fund, which is $13,637 as of June 30, 2010.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Concord in the Delaware Court of Chancery seeking a declaration in connection with certain of the Company’s rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.

On December 22, 2009, Lexington, Winthrop, the Company, and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provides for, among other things, the termination of any party’s obligation to contribute capital to Concord Debt, the allocation of distributions equally among the Company, Lexington and Winthrop in Concord Debt, and the formation of a new entity to be owned by subsidiaries of the Company, Lexington and Winthrop. The effectiveness of the settlement agreement is conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed against Bank of American, as Trustee of the CDO (the “Trustee”) in the Delaware Court of Chancery, by Concord Debt to effect such cancellation. On May 14, 2010, the judge ruled in favor of Concord Debt Funding Trust, and stated that the bonds were cancelled when presented to the Trustee in early 2010. This would have made the settlement agreement effective, but within the time period allowed for appeal of the judge’s ruling, the Trustee appealed. The parties have verbally agreed to extend the settlement agreement to March 1, 2011 to give sufficient time to the court of appeals to issue a ruling with regard to the appeal. If the trial judge’s decision is affirmed, the settlement will be completed. If the trial judge’s decision is overturned, the settlement agreement becomes null and void, the lawsuit set forth above will become reinstated.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

(unaudited)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2010
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$252,636	-	-
Commercial mortgage backed securities	$-	-	11,670
Total assets	$252,636	-	11,670

Put/call agreement in MB REIT	$-	-	(1,538)
Derivative interest rate instruments	$-	(4,138)	-
Total liabilities	$-	(4,138)	(1,538)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

June 30, 2010

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

At June 30, 2010 and December 31, 2009, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1). To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2). The lack of activity in the commercial mortgage backed securities (“CMBS”) market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2010:

Balance, December 31, 2009	$9,551
Purchases	-
Sales	-
Realized gains	-
Unrealized gains	2,119

Balance, June 30, 2010	$11,670

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

June 30, 2010

(unaudited)

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

The Company has reviewed its investments in entities as a result of SFAS 167 adoption. Prior to adoption of SFAS 167, the Company consolidated two of its VIEs with continuing operations. After adoption of SFAS 167, the Company continues to consolidate these entities as it continues to be the primary beneficiary. The Company has interests in six VIEs, however is the primary beneficiary of only two of the VIEs. The Company is deemed primary beneficiary as it has the power to direct the activities most significant to the financial results of each entity and has the obligation to absorb any significant loss or the right to receive the benefit of any return for each entity. No other entities that were previously unconsolidated are consolidated as a result of SFAS 167. Each of the VIEs where the Company is the primary beneficiary is a joint venture for retail center developments. The Company has invested a total of $46,290 in these entities as of June 30, 2010.

Per SFAS 167, for those VIEs where the Company is the primary beneficiary, the Company shall present the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations. These amounts are included in the consolidated balance sheets as presented in the table below.

Net investment properties	$64,849
Other assets	2,156
Total assets	$67,005

Mortgages, notes and margins payable	$20,405
Other liabilities	1,001
Total liabilities	$21,406

Net assets	$45,599

(16)  Subsequent Events

The Company paid distributions to its stockholders of $.50 per share totaling $34,783 and $34,858 in July and August 2010.

Subsequent to quarter end, the Company purchased one property for $35,000. The Company financed the acquisition by assuming debt of $27,619. In addition, the Company completed additional financing of $70,000 on a previously acquired property.

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

The following discussion and analysis relates to the three and six months ended June 30, 2010 and 2009 and as of June 30, 2010 and December 31, 2009. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

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

On a consolidated basis, essentially all of our revenues and cash flows from operations for the six months ended June 30, 2010 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

•

Debt maturities and leverage ratios.

•

Liquidity levels.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2010 and 2009. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 915 and 897 of our investment properties satisfied the criteria of being owned for the entire three and six month period ended June 30, 2010 and 2009, respectively, and are referred to herein as "same store" properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three and six months ended June 30, 2010 and June 30, 2009

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009

Net loss applicable to Company	$(4,129)	$(39,505)

Net loss per share	(.01)	(.05)

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009

Net loss applicable to Company	$(33,469)	$(208,747)

Net loss per share	(.04)	(.26)

Net loss per share decreased from $.05 and $.26 per share to $.01 and $.04 per share for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009. The primary reason for the decrease was a non-recurring loss on consolidated investment in the six months ended June 30, 2009 of $148,887 as a result to the LIP-H consolidation as well as a gain on the extinguishment of debt of a joint venture of $19,227 resulting from the transfer of land held by the venture to the lender in the second quarter of 2010, which is included in discontinued operations on the consolidated statements of operations and other comprehensive income.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income. Except for our lodging and multi-family properties, the majority of the revenue from the properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, we pay all expenses and are generally reimbursed by the tenant for the tenant's pro rata share of recoverable expenses. Certain other tenants are subject to net leases which require the tenant to be responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

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

Below is a summary of sources of revenue for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	2010 increase (decrease) from 2009
Property rentals	$157,538	$129,953	$27,585
Straight-line rents	4,065	4,628	(563)
Amortization of acquired above and below market leases, net	237	452	(215)

Total rental income	$161,840	$135,033	$26,807

Tenant recovery income	21,511	20,441	1,070
Other property income	4,772	4,325	447
Lodging income	134,292	124,862	9,430

Total property revenues	$322,415	$284,661	$37,754

	Six months ended June 30, 2010	Six months ended June 30, 2009	2010 increase (decrease) from 2009
Property rentals	$304,198	$253,261	$50,937
Straight-line rents	9,099	9,390	(291)
Amortization of acquired above and below market leases, net	139	629	(490)

Total rental income	$313,436	$263,280	$50,156

Tenant recovery income	46,428	42,123	4,305
Other property income	8,040	8,833	(793)
Lodging income	245,330	241,925	3,405

Total property revenues	$613,234	$556,161	$57,073

Total income increased $37,754 and $57,073 for the three and six months ended June 30, 2010 over the same period of the prior year. The increase in property revenues in 2010 was due primarily to acquisitions made in 2009 and 2010, as well as an increase in lodging income in the second quarter of 2010.

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

	Three months ended June 30, 2010	Three months ended June 30, 2009	2010 increase (decrease) from 2009
Property operating expenses	$34,101	$26,126	$7,975
Lodging operating expenses	81,029	74,894	6,135
Real estate taxes	25,241	21,840	3,401

Total property expenses	$140,371	$122,860	$17,511

	Six months ended June 30, 2010	Six months ended June 30, 2009	2010 increase (decrease) from 2009
Property operating expenses	$66,141	$54,785	$11,356
Lodging operating expenses	153,930	148,066	5,864
Real estate taxes	49,789	43,530	6,259

Total property expenses	$269,860	$246,381	$23,479

Total operating expenses increased $17,511 and $23,479 for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 due primarily to effect of the properties acquired in 2009 and 2010 and higher lodging costs resulting from higher occupancy in 2010 compared to 2009.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	2010 increase (decrease) from 2009
Depreciation and amortization	$112,566	$98,499	$14,067
Interest expense	76,940	60,801	16,139
General and administrative (1)	10,092	13,540	(3,448)
Business manager fee	10,000	14,000	(4,000)

	$209,598	$186,840	$22,758

(1)  Includes expenses paid to affiliates of our sponsor as described below.

	Six months ended June 30, 2010	Six months ended June 30, 2009	2010 increase (decrease) from 2009
Depreciation and amortization	$221,583	$190,998	$30,585
Interest expense	145,738	119,507	26,231
General and administrative (1)	21,335	28,360	(7,025)
Business manager fee	16,000	18,000	(2,000)

	$404,656	$356,865	$47,791

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $14,067 and $30,585 increase in depreciation and amortization expense for the three and six months ended June 30, 2010 relative to the three and six months ended June 30, 2009 was due substantially to the impact of the properties acquired in 2009 and 2010.

Interest expense  A summary of interest expense for the three and six months ended June 30, 2010 and 2009 appears below:

	Three months ended June 30, 2010	Three months ended June 30, 2009	2010 increase (decrease) from 2009
Debt Type
Margin and other interest expense	$5,921	$2,249	$3,672
Mortgages	71,019	58,552	12,467

Total	$76,940	$60,801	$16,139

	Six months ended June 30, 2010	Six months ended June 30, 2009	2010 increase (decrease) from 2009
Debt Type
Margin and other interest expense	$10,031	$5,452	$4,579
Mortgages	135,707	114,055	21,652

Total	$145,738	$119,507	$26,231

The $16,139 and $26,231 increase in interest expense for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 was primarily due to mortgage debt financings during 2009 and 2010 which increased to $5,560,221 from $5,011,468. Our weighted average interest rate was 5.1% and 4.8% as of June 30, 2010 and 2009, respectively.

As variable rate debt comprises 29% of our overall outstanding debt, we have experienced a lower overall weighted average interest rate due to a historically low London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $10,092 and $21,335 for the three and six months ended June 30, 2010 and $13,540 and $28,360 for the three and six months ended June 30, 2009. The decrease is due primarily to a decrease in our acquisition and transaction costs for the three months ended June 30, 2010 and 2009. Acquisition and transaction costs were $1,205 and $7,925 for the six months ended June 30, 2010 and 2009, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee of $16,000 for the six months ended June 30, 2010 or .14% of average invested assets, and the business manager waived  the remaining $40,295 for the six months ended June 30, 2010. We paid investment advisory fees of approximately $710 and $610 for the six months ended June 30, 2010 and 2009, respectively.

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

	Three months ended June 30, 2010	Three months ended June 30, 2009	2010 increase (decrease) from 2009
Interest income	$3,392	$14,187	$(10,795)
Dividend income	5,061	4,762	299

Total	$8,453	$18,949	$(10,496)

Realized gains on investment securities	4,981	11,001	(6,020)
Other than temporary impairments	(696)	-	(696)

Total	4,285	11,001	(6,716)

	Six months ended June 30, 2010	Six months ended June 30, 2009	2010 increase (decrease) from 2009
Interest income	$7,147	$26,664	$(19,517)
Dividend income	8,728	10,728	(2,000)

Total	$15,875	$37,392	$(21,517)

Realized gains on investment securities	8,744	11,001	(2,257)
Other than temporary impairments	(696)	(4,052)	3,356

Total	8,048	6,949	1,099

Interest income was $3,392 and $7,147 for the three and six months ended June 30, 2010 and $14,187 and $26,664 for the three and six months ended June 30, 2009. Interest income is earned on our cash balances and notes receivable. Our average cash balance for the six months ended June 30, 2010 was $332,760 and our average interest rate earned on cash was .4% compared to .3% for the six months ended June 30, 2009.

Our notes receivable balance of $423,372 as of June 30, 2010 consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on land, shopping centers and lodging facilities. Interest only is due each month at rates ranging from 4.11% to 9.5% per annum. For the three and six months ended June 30, 2010 and 2009, we recorded interest income from notes receivable of $3,281 and $6,506 and $14,061 and $25,319 respectively. The decrease in interest income primarily resulted from non-performance and defaults of our notes receivable which are considered impaired. See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income, earned from our investment marketable securities, increased (decreased) by $299 and $(2,000) for the three and six months ended June 30, 2010 compared to the three months ended June 30, 2009.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. ("MB REIT") and various consolidated joint ventures.

Loss on consolidated investment. For the six months ended June 30, 2009, we recorded a $148,887 loss on consolidation of our investment in the LIP-H venture, which is now one of our operating segments. We did not record a loss on consolidated investment for the period ended June 30, 2010.

Equity in Earnings of Unconsolidated Entities. For the first six months of 2010, we have equity in losses of unconsolidated entities of $5,905. This is a decrease of $32,296 from equity in losses of unconsolidated entities of $38,201 for the six months ended June 30, 2009. The change is mainly due to impairment recorded by one of our joint ventures of which our portion was $31,129 during the six months ended June 30, 2009.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the six months ended June 30, 2010 and 2009.

Retail Segment

	Total Retail Properties
	As of June 30,
	2010	2009

Retail Properties
Physical occupancy	92%	92%
Economic occupancy	93%	93%
Base rent per square foot	$15.05	$16.04
Gross investment in properties	$4,037,171	$3,381,813

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	179	668,490	9,030	3.4%	2.9%	$13.51
2011	318	1,097,541	17,129	5.5%	5.4%	$15.61
2012	445	2,053,077	36,781	10.3%	11.6%	$17.92
2013	305	1,184,369	19,724	5.9%	6.2%	$16.65
2014	256	1,761,228	25,345	8.8%	8.0%	$14.39
Thereafter	1,215	13,172,554	208,639	66.1%	65.9%	$15.84
	2,718	19,937,259	316,648	100%	100%	$15.88

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time. These rates are as of the end of the period and do not represent the average rate during the three months ended June 30, 2010 and 2009.

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

During the six months ended June 30, 2010, our retail portfolio had a limited number of tenant issues related to retailer bankruptcy. As of June 30, 2010, our retail portfolio contained only five retailers, renting approximately 36,560 square feet, under bankruptcy protection. We do not believe these bankruptcies will have a material adverse effect on our results of operations, financial condition and ability to pay distributions. The change in base rent per square foot is a result of our acquisition of 22 retail properties after June 30, 2009.

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

Comparison of Three Months Ended June 30, 2010 to 2009

The table below represents operating information for the retail segment of 733 and 711 properties as of June 30, 2010 and 2009 and for the same store portfolio consisting of 703 properties acquired prior to April 1, 2009. The properties in the same store portfolio were owned for the entire three months ended June 30, 2010 and June 30, 2009.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$76,044	$62,114	$13,930	$58,508	$59,282	$(774)
Tenant recovery income	15,071	13,132	1,939	10,779	12,211	(1,432)
Other property income	1,135	1,475	(340)	835	1,450	(615)

Total revenues	$92,250	$76,721	$15,529	$70,122	$72,943	$(2,821)

Expenses:
Property operating expenses	$15,057	$11,234	$3,823	$10,629	$10,438	$191
Real estate taxes	9,995	8,374	1,621	7,494	8,013	(519)

Total operating expenses	$25,052	$19,608	$5,444	$18,123	$18,451	$(328)

Net operating income	67,198	57,113	10,085	51,999	54,492	(2,493)

Average economic occupancy for the period	93%	93%	-	93%	93%	-

Retail properties rental revenues increased from $76,721 in the three months ended 2009 to $92,250 in the three months ended 2010 mainly due to the acquisition of 22 retail properties since June 30, 2009. Retail properties and operating expenses also increased from $19,608 in 2009 to $25,052 in 2010 as a result of these acquisitions.

Comparing on a same store basis, the primary reason for the decrease in revenue is a result of lower renewal rates and recovery rates. We believe an increase in our occupancy is primarily dependent on a recovery of employment and consumer spending which, we believe, should increase demand by retailers for space.

Comparison of Six Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the retail segment of 733 and 711 properties as of June 30, 2010 and 2009 and for the same store portfolio consisting of 687 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire six months ended June 30, 2010 and June 30, 2009.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$143,416	$118,795	$24,621	$105,859	$106,941	$(1,082)
Tenant recovery income	29,372	25,575	3,797	20,454	22,230	(1,776)
Other property income	2,132	3,251	(1,119)	1,714	3,203	(1,489)

Total revenues	$174,920	$147,621	$27,299	$128,027	$132,374	$(4,347)

Expenses:
Property operating expenses	$27,354	$23,611	$3,743	$18,829	$20,867	$(2,038)
Real estate taxes	18,972	16,289	2,683	13,930	14,711	(781)

Total operating expenses	$46,326	$39,900	$6,426	$32,759	$35,578	$(2,819)

Net operating income	128,594	107,721	20,873	95,268	96,796	(1,528)

Average economic occupancy for the period	93%	93%	-	93%	93%	-

Retail properties real estate rental revenues increased from $147,621 in the six months ended 2009 to $174,920 in the six months ended 2010 mainly due to the acquisition of 22 retail properties since June 30, 2009. Retail properties real estate and operating expenses also increased from $39,900 in 2009 to $46,326 in 2010 as a result of these acquisitions.

Comparing on a same store basis, the primary reason for the decrease in revenue is a result of lower renewal rates and recovery rates. We believe an increase in our occupancy is primarily dependent on a recovery of employment and consumer spending which we believe should increase demand by retailers for space. The primary reason for the decrease in property operating expenses was a $1,177 decrease in bad debt expense in 2010 compared to 2009.

Lodging Segment

	Total Lodging Properties
	For the six months ended June 30,
	2010	2009
Lodging Properties
Revenue per available room	$79	$79
Average daily rate	$114	$123
Occupancy	69%	65%
Gross investment in properties	$2,821,025	$2,689,759

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as "traditional asset classes"). Revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates and/or daily occupancy when demand falls off quickly. Due to seasonality, we expect our lodging revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry:  1) association with national franchise organizations and 2) professional management by specialized third-party hotel managers. Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Starwood, Wyndham, and Choice Hotels. By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs. We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities creating higher occupancy and rental rates, and increased revenue. Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and overall daily rental rates.

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

During 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR"). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel). For 2010, the industry is predicting improved Revenue per Available Room (“Rev/Par”) ranging from flat to a positive 3% compared to 2009. We believe revenues will start growing when Gross Domestic Product (“GDP”) begins a period of consistent growth. For 2010, we believe that our revenue per available room should be consistent with the overall industry trends and have seen positive trends in occupancy which should position us to increase ADR and Rev/Par in the future. In the second quarter of 2010, the industry experienced improved demand and increases in occupancy with average daily rates remaining stable for an overall improved Rev/Par. This improvement occurred more quickly than expected from the beginning of the year. Expectations for the remainder of the year continue to show positive growth against 2009.

Our third party managers and asset management are continuing to focus on reduction of variable costs and market share gain from competitors in order to continue to improve operating results.

Comparison of Three Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the lodging segment of 99 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 93 properties acquired prior to April 1, 2009. The properties in the same store portfolio were owned for the entire three months ended June 30, 2010 and June 30, 2009.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Lodging operating income	$134,292	$124,862	$9,430	$129,987	$124,052	$5,935

Total revenues	$134,292	$124,862	$9,430	$129,987	$124,052	$5,935

Expenses:
Lodging operating expenses to non-related parties	$81,028	$74,894	$6,134	$78,398	$74,778	$3,620
Real estate taxes	7,279	6,995	284	7,093	6,936	157

Total operating expenses	$88,307	$81,889	$6,418	$85,491	$81,714	$3,777

Net operating income	45,985	42,973	3,012	44,496	42,338	2,158

On a same store basis, the lodging segment’s net operating income reflects an increase from $42,338 to $44,496 or 5%, which primarily is attributable to an increase in same store occupancy to 73% from 68%, offset by a reduction in the Average Daily Rate from $120 to $117 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Expenses increased as a result of occupancy increases.

Comparison of Six Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the lodging segment of 99 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 93 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire six months ended June 30, 2010 and June 30, 2009.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Lodging operating income	$245,330	$241,925	$3,405	$240,394	$240,423	$(29)

Total revenues	$245,330	$241,925	$3,405	$240,394	$240,423	$(29)

Expenses:
Lodging operating expenses to non-related parties	$153,930	$148,066	$5,864	$150,838	$147,460	$3,378
Real estate taxes	14,628	13,830	798	14,393	13,710	683

Total operating expenses	$168,558	$161,896	$6,662	$165,231	$161,170	$4,061

Net operating income	76,772	80,029	(3,257)	75,163	79,253	(4,090)

On a same store basis, the lodging segment’s net operating income reflects a decrease from $79,253 to $75,163 or 5%, which primarily is attributable to an increase in expenses related to increased occupancy trends in the segment. The increases in occupancy were offset by lower ADR for the first six months, resulting in flat revenue when comparing period to period.

Office Segment

	Total Office Properties
	As of June 30,
	2010	2009
Office Properties
Physical occupancy	95%	96%
Economic occupancy	95%	96%
Base rent per square foot	$15.09	$15.20
Gross investment in properties	$1,951,132	$1,947,026

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	7	15,225	218.2%		.1%	$14.32
2011	30	515,229	12,076	5.4%	7.4%	$23.44
2012	27	279,383	6,197	2.9%	3.8%	$22.18
2013	27	596,691	11,773	6.3%	7.3%	$19.73
2014	46	315,461	5,924	3.3%	3.7%	$18.78
Thereafter	92	7,810,413	125,990	81.9%	77.7%	$16.13
	229	9,532,402	162,178	100%	100%	$17.01

Our investments in office properties largely represent assets leased to and occupied by either a diverse group of businesses across a broad array of industries or to what we believe are high-credit single tenants that fully utilize the space leased. Examples of our multi-tenant properties include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies. Examples of our high-quality single-tenant properties include three buildings leased and occupied by AT&T located in three distinct US office markets - Chicago, St. Louis, and Cleveland. In addition, our office portfolio includes properties leased on a net basis to SunTrust Bank located across the east and southeast regions of the country.

Our office properties continue to experience high occupancy rates. We believe the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, demonstrate high occupancy rates that are consistent with the strength of the market. The rates shown above are as of the end of the period and do not represent the average rate during the three months ended June 30, 2010 and 2009.

Comparison of Three Months Ended June 30, 2010 to March 31, 2009

The table below represents operating information for the office segment of 40 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 37 properties acquired prior to April 1, 2009. The properties in the same store portfolio were owned for the three months ended June 30, 2010 and June 30, 2009.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$37,323	$37,121	$202	$34,287	$35,691	$(1,404)
Tenant recovery income	5,517	6,017	(500)	4,752	5,999	(1,247)
Other property income	1,180	951	229	1,180	951	229

Total revenues	$44,020	$44,089	$(69)	$40,219	$42,641	$(2,422)

Expenses:
Property operating expenses	$7,139	$6,648	$491	$6,579	$6,630	$(51)
Real estate taxes	3,640	3,440	200	3,488	3,429	59

Total operating expenses	$10,779	$10,088	$691	$10,067	$10,059	$8

Net operating income	33,241	34,001	(760)	30,152	32,582	(2,430)

Average economic occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

Office properties real estate rental revenues remained consistent between 2009 and 2010 mainly due to the continuing operations of the properties existing and no acquisitions. Office properties’ real estate taxes and operating expenses also remained consistent.

On a same store basis, the decrease in net operating income for the office same store comparison resulted primarily from a decrease in same store occupancy and lower renewal rates and recoveries in 2010 compared to 2009.

Comparison of Six Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the office segment of 40 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 36 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the six months ended June 30, 2010 and June 30, 2009.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$75,238	$71,773	$3,465	$60,144	$62,634	$(2,490)
Tenant recovery income	15,037	13,132	1,905	13,260	13,115	145
Other property income	1,841	2,786	(945)	1,841	2,785	(944)

Total revenues	$92,116	$87,691	$4,425	$75,245	$78,534	$(3,289)

Expenses:
Property operating expenses	$15,530	$15,115	$415	$14,042	$14,812	$(770)
Real estate taxes	7,653	6,914	739	7,159	6,903	256

Total operating expenses	$23,183	$22,029	$1,154	$21,201	$21,715	$(514)

Net operating income	68,933	65,662	3,271	54,044	56,819	(2,775)

Average economic occupancy for the period	95%	97%	(2%)	94%	97%	(3%)

Office properties real estate rental revenues increased from $87,691 in 2009 to $92,116 in 2010 mainly due to acquisitions in 2009. Office properties real estate and operating expenses also increased from $22,029 in 2009 to $23,183.

On a same store basis, the decrease in net operating income for the office same store comparison resulted primarily from a decrease in same store occupancy and lower renewal rates and recoveries in 2010 compared to 2009.

Industrial Segment

	Total Industrial Properties
	As of June 30,
	2010	2009
Industrial Properties
Physical occupancy	93%	95%
Economic occupancy	95%	97%
Base rent per square foot	$5.78	$4.82
Gross investments in properties	$1,071,385	$917,777

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	5	103,536	266.7%		.3%	$2.57
2011	12	1,804,735	6,264	11.9%	6.4%	$3.47
2012	11	1,831,706	9,592	12.1%	9.8%	$5.24
2013	8	1,292,979	7,602	8.6%	7.7%	$5.88
2014	2	201,818	1,045	1.3%	1.1%	$5.18
Thereafter	39	9,885,967	73,378	65.4%	74.7%	$7.42
	77	15,120,741	98,147	100%	100%	$6.49

Although we have shown a decrease in occupancy, during 2010, our industrial holdings continued to experience high economic occupancy rates. The majority of the properties are located in what we believe are active and sought-after industrial markets and primarily represent critical-need facilities, such as the brand new Home Depot rapid deployment centers. The increase in base rent per square foot is primarily a result of acquisitions with higher base rent or square foot.

Comparison of Three Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the industrial segment of 72 and 64 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 64 properties acquired prior to April 1, 2009.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$22,622	$18,413	$4,209	$18,627	$19,050	$(423)
Tenant recovery income	652	816	(164)	652	816	(164)
Other property income	295	548	(253)	29	48	(19)

Total revenues	$23,569	$19,777	$3,792	$19,308	$19,914	$(606)

Expenses:
Property operating expenses	$1,137	$1,131	$6	$1,031	$1,170	$(139)
Real estate taxes	677	668	9	677	668	9

Total operating expenses	$1,814	$1,799	$15	$1,708	$1,838	$(130)

Net operating income	21,755	17,978	3,777	17,600	18,076	(476)

Average economic occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

Industrial properties real estate revenues increased from $19,777 for the three months ended June 30, 2009 to $23,569 for the three months ended June 30, 2010 mainly due to the acquisition of eight properties since June 30, 2009.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are lower than the other segments.

Our overall decrease in net operating income for the industrial same store comparison reflects lower revenues from a decrease in occupancy and lower recovery income. Our 2% decline in occupancy is primarily driven, we believe, by an overall decline in demand for industrial space. We believe a future recovery in the overall economy will be needed to increase our occupancy.

Comparison of Six Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the industrial segment of 72 and 64 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2009.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$43,589	$37,471	$6,118	$36,259	$38,108	$(1,849)
Tenant recovery income	1,314	2,716	(1,402)	1,314	2,716	(1,402)
Other property income	305	561	(256)	39	61	(22)

Total revenues	$45,208	$40,748	$4,460	$37,612	$40,885	$(3,273)

Expenses:
Property operating expenses	$2,672	$2,547	$125	$2,475	$2,612	$(137)
Real estate taxes	1,435	2,092	(657)	1,435	2,092	(657)

Total operating expenses	$4,107	$4,639	$(532)	$3,910	$4,704	$(794)

Net operating income	41,101	36,109	4,992	33,702	36,181	(2,479)

Average economic occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

Industrial properties real estate revenues increased from $40,748 for the six months ended June 30, 2009 to $45,208 for the six months ended June 30, 2010 mainly due to the acquisition of eight properties since June 30, 2009. Industrial properties real estate and operating expenses decreased from $4,639 in 2009 to $4,107 in 2010, primarily as a result of lower real estate tax assessments..

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

Multi-family Segment

	Total Multi-family Properties
	For the six months ended June 30,
	2010	2009
Multi-Family Properties
Economic occupancy	87%	85%
End of month scheduled base rent per unit per month	$869	$819
Gross investment in properties	$881,183	$586,096

Our portfolio contains 28 multi-family properties, each reporting stable rental rate levels. These rates are as of the end of the period and do not represent the average rate during the three months ended June 30, 2010 and 2009. We have noted increased demand in our properties during the second quarter. We expect occupancy rates to recover and rental rates to grow modestly. The increase in base rent per unit is primarily a result of acquisitions made since June 30, 2009.

Comparison of Three Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the multi-family segment of 28 and 18 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 18 properties acquired prior to April 1, 2009. The properties in the same store portfolio were owned for the entire three months ended June 30, 2010 and June 30, 2009.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$22,648	$14,086	$8,562	$14,783	$14,262	$521
Tenant recovery income	67	74	(7)	65	73	(8)
Other property income	2,157	1,347	810	1,270	970	300

Total revenues	$24,872	$15,507	$9,365	$16,118	$15,305	$813

Expenses:
Property operating expenses	$10,234	$5,733	$4,501	$6,202	$5,701	$501
Real estate taxes	3,528	2,206	1,322	1,957	2,235	(278)

Total operating expenses	$13,762	$7,939	$5,823	$8,159	$7,936	$223

Net operating income	11,110	7,568	3,542	7,959	7,369	590

Average economic occupancy for the period	89%	86%	3%	89%	86%	3%

Multi-family real estate rental revenues increased from $15,507 for the three months ended June 30, 2009 to $24,872 for the three months ended June 30, 2010. The increases are mainly due to the acquisition of 10 properties as well as the 3% increase in occupancy since June 30, 2009. Multi-family properties’ real estate and operating expenses also increased from $7,939 in 2009 to $13,762 in 2010 as a result of these acquisitions and increases in occupancy.

Comparison of Six Months Ended June 30, 2010 to June 30, 2009

The table below represents operating information for the multi-family segment of 28 and 18 properties owned as of June 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 17 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire six months ended June 30, 2010 and June 30, 2009.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$44,606	$28,739	$15,867	$27,777	$27,218	$559
Tenant recovery income	143	139	4	133	137	(4)
Other property income	3,755	2,217	1,538	2,140	1,925	215

Total revenues	$48,504	$31,095	$17,409	$30,050	$29,280	$770

Expenses:
Property operating expenses	$19,233	$11,052	$8,181	$11,321	$10,716	$605
Real estate taxes	6,832	4,205	2,627	3,450	3,904	(454)

Total operating expenses	$26,065	$15,257	$10,808	$14,771	$14,620	$151

Net operating income	22,439	15,838	6,601	15,279	14,660	619

Average economic occupancy for the period	87%	85%	2%	88%	85%	3%

Multi–family real estate rental revenues increased from $31,095 for the six months ended June 30, 2009 to $48,504 for the six months ended June 30, 2010. The increases are mainly due to the acquisition of 10 properties since June 30, 2009. Multi-family properties real estate and operating expenses also increased from $15,257 in 2009 to $26,065 in 2010 as a result of these acquisitions.

LIP-H Segment

	Total LIP-H Properties
	As of June 30,
	2010	2009
LIP-H Properties
Economic occupancy	89%	83%
Base rent per square foot	$29.74	$26.47
Gross investments in properties	$128,807	$128,618

The following table represents lease expirations for the LIP-H segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	1	21,200	280	4.9%	2.1%	$13.21
2011	5	11,440	225	2.7%	1.7%	$19.67
2012	5	10,040	114	2.4%	.8%	$11.35
2013	1	7,400	160	1.7%	1.2%	$21.62
2014	3	19,474	437	4.5%	3.2%	$22.44
Thereafter	22	360,438	12,353	83.8%	91.0%	$34.27
	37	429,992	13,569	100%	100%	$31.56

Comparison of Three Months Ended June 30, 2010 to June 30, 2009 and Six Months Ended June 30, 2010 to Period Beginning January 6, 2009 to June 30, 2010

The table below represents operating information for the LIP-H segment of eight properties for the three and six months ended June 30, 2010 and the three months and period ended June 30, 2009.

	Three Months Ended June 30,			Six Months and Period Ended June 30,
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$3,203	$3,299	$(96)	$6,587	$6,502	$85
Tenant recovery income	204	402	(198)	562	561	1
Other property income	5	4	1	7	18	(11)

Total revenues	$3,412	$3,705	$(293)	$7,156	$7,081	$75

Expenses:
Property operating expenses	$535	$1,380	$(845)	$1,352	$2,459	$(1,107)
Real estate taxes	122	157	(35)	269	201	68

Total operating expenses	$657	$1,537	$(880)	$1,621	$2,660	$(1,039)

Net operating income	2,755	2,168	587	5,535	4,421	1,114

Average economic occupancy for the period	85%	82%	3%	84%	84%	-

Our overall increase in net operating income for LIP-H reflects decreases in operating expenses. The decrease in operating expense from 2009 to 2010 reflects lower administrative and management costs resulting from the Company assuming control of the properties.

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

For the remainder of 2010, we believe that we will acquire fewer properties compared to prior years as our primary capital raise was completed in April 2009.

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

Acquisitions and Investments

We completed approximately $793.1 million and $816.5 million of real estate and investments in the six months ended June 30, 2010 and 2009, respectively. These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, the proceeds from the offerings of our shares of common stock through 2009, and DRP proceeds through the second quarter of 2010.

Investments in Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans. The joint ventures that are focused on operating properties continue to generate positive cash flows. The joint ventures have mortgage financing that will mature and could require paydowns or result in increased interest rates. These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners. Although we have no additional obligation to fund these ventures, other than noted below, our investment could be at risk without the funding of additional capital. It is anticipated that the entities will be able to repay or refinance all of their debt on a timely basis, however, the debt maturities of the entities are not recourse to us and we have no obligation to fund, other than the remaining commitment listed below.

Joint Venture	Description	Investment at June 30, 2010 (000s) (a)	Remaining Commitment (000s)

Primarily Development
Weber/Inland American Lewisville TC, LP	Retail center development	$8,234	$-

Joint Venture	Description	Investment at June 30, 2010 (000s) (a)	Remaining Commitment (000s)
Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	$69,168	$10,900
Cobalt Industrial REIT II	Industrial portfolio	80,201	50,226
Net Lease Strategic Asset Fund L.P.	Net lease assets	170,909	-
NRF Healthcare, LLC	Senior housing portfolio	91,879	-
Other operating joint ventures	Lodging facilities	28,672	-
		$440,829	$61,126
Real Estate Loan Fund
Concord Debt Holdings, LLC	Real estate loan fund	$(13,637)	$13,637

Total		$435,426	$74,763

(a) Represents our investment balance as reported for GAAP purposes on our balance sheet as of June 30, 2010.

Investments in Developments

We have entered into certain development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family sectors. In addition, we have purchased land and incurred pre-development costs of $124.1 million for an additional five multi-family projects. We will most likely not commence construction on these five projects until construction financing becomes available at rates and terms acceptable to us although we intend to develop these projects.

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

The properties under development and all amounts set forth below are as of June 30, 2010. (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Estimated Placed in Service Date (b)	Note Payable as of June 30, 2010 ($)	Percentage Pre-Leased as of June 30, 2010 (d)

Cityville Carlisle	Dallas, TX	Multi-family	211,512	32,993	40,775	Q3 2010	19,845	0% (e)
Cityville Block 121	Birmingham, AL	Multi-family	272,960	30,090	37,314	Q3 2010	8,741	0% (e)
Stone Creek	San Marcos, TX	Retail	469,741	47,454	68,836	(c)	9,753	64%
Woodbridge	Wylie, TX	Retail	519,745	35,673	71,638	(c)	10,651	43%
				146,210	218,563		48,990

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

Notes Receivable

Our notes receivable balance was $423.4 million and $423.5 million as of June 30, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition. As of June 30, 2010, investments in notes receivable consisted primarily of an aggregate $214.6 million in loans secured by three parcels of land held for development in Florida and California and a $140.8 million loan participation secured by a portfolio of 25 retail centers located in 13 states. The remaining $67.9 million, of which $28.4 million is considered impaired, represents loans to various third parties secured by operating retail and lodging properties as well as land held for development. Interest only is due each month at rates ranging from 4.11% to 9.50% per annum. For the six months ended June 30, 2010 and 2009, we recorded interest income from notes receivable of $6.5 million and $25.3 million, respectively, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

In the six months ended June 30, 2010, we purchased a note receivable in the amount of $34 million, collateralized by a shopping center. In the second quarter of 2010, we foreclosed on the note and assumed the underlying collateral in the amount of $36.5 million.

The table below represents the composition of our notes receivable as of June 30, 2010 (amounts in thousands).

Collateral Base	Interest Rate	Maturity Dates	Initial Carrying Value	Cumulative Recognized Impairment	Carrying Value as of June 30, 2010
Development projects (1)	9.00-9.25%	04/30/10	214,627	-	214,627
Retail centers (2)	LIBOR + 5.40%	10/01/10	140,800	-	140,800
Other (3)	1.86%-9.50%	05/09/09-06/01/12	143,669	75,724	67,945
			499,096	75,724	423,372

(1)

Balance consists of three loans that are considered impaired, as discussed below.

(2)

Balance consists of one loan that is not considered impaired.

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

An aggregate $214.6 million loans are secured by three land parcels held for development. Two of the land sites are located in Florida and are currently held for future multi-use development with active development not likely in the near term. The third land site is located in Sacramento, California and is currently under development. All the land parcels will require substantial development and investment over a long term investment horizon before material cash-flows will be realized. These loans are currently considered impaired as the borrower has not made the required interest payments since July of 2009. We have not recorded any impairment losses on these loans as we believe that the estimated fair value of the underlying collateral is greater than our book value for these loans. Our analysis of the fair value of the collateral includes the review of third party appraisals as of or near June 30, 2010. These fair value estimates are calculated using significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels. The primary inputs are conditioned on a long-term recovery of these real estate markets so that development will deliver positive risk-adjusted returns and to the extent economic conditions do not improve, we could see decreases in the fair value of our collateral and notes. We are also subject to near-term risk of continued non-performance of the borrower or actions from other stake-holders in these projects, which could materially impact the fair value of our collateral.

During the second quarter of 2010, we have not considered the fair value of one of the Florida land parcels in our collateral analysis.  Specifically, for one of the land sites, certain parts of the collateral has been improved with public infrastructure from bonding proceeds of an independent special district that has the authority to levy non-valorem assessments.  To the extent the special district does not receive payment of its assessments it can foreclose on the collateral as it has a first priority lien position. We have noted recent trades between third parties of the special district bonds below par.

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

Distributions

We declared monthly cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2010 to June 30, 2010 totaling $207.5 million or $.50 per share on an annualized basis. These cash distributions were paid with $159.4 million from our cash flow from operations, $14.7 million provided by distributions from unconsolidated entities, as well as excess cash flow of $59.7 million from prior years. Our average dividend reinvestment program participation was 51% for the six months ended June 30, 2010 compared to 60% for the six months ended June 30, 2009.

The following chart presents a historical view of our distribution coverage (amounts below are stated in thousands).

	For the six months ended	For the twelve months ended
	June 30, 2010	2009	2008	2007	2006	2005
Cash flow provided by operations	$159,381	369,031	384,365	263,420	65,883	11,498
Distributions from unconsolidated entities	$14,720	32,081	41,704	-	-	-
Distributions declared	$(207,547)	(405,337)	(418,694)	(242,606)	(41,178)	(438)
Excess (deficiency)	$(33,446)	(4,225)	7,375	20,814	24,705	11,060

We believe the current deficits are temporary and as the economy, and, in particular, our lodging segment, improves we believe there will be excess coverage of our distributions for future years.

Financing Activities and Contractual Obligations

Borrowings

During the six months ended 2010 and 2009, we borrowed $64.3 million against our portfolio of marketable securities. We borrowed approximately $280.4 million secured by mortgages on our properties and assumed $430.1 million of debt at acquisition for the six months ended June 30, 2010. We paid $7.0 million on our margin securities debt for the six months ended June 30, 2009 and borrowed approximately $98.1 million secured by mortgages on our properties for the six months ended June 30, 2009.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2010 (dollar amounts are stated in thousands).

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$56,145	114,712	150,522	541,552	265,678	2,840,493	3,969,102
Variable rate debt (mortgage loans)	$170,146	698,225	317,176	262,544	15,361	127,667	1,591,119

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.21%	5.11%	5.49%	5.71%	5.51%	5.68%	5.66%
Variable rate debt (mortgage loans)	3.32%	3.21%	4.55%	3.31%	5.50%	5.40%	3.70%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $44.5 million, net of accumulated amortization, is outstanding as of June 30, 2010.

We have six interest rate swap agreements that have converted $166.4 million of our mortgage loans from variable to fixed rates. The pay rates range from 1.62% to 4.75% with maturity dates from March 31, 2011 to March 27, 2013.

As of June 30, 2010, we had approximately $226.3 million and $812.9 million in mortgage debt maturing in 2010 and 2011, respectively. Of the $226.3 million maturing in 2010, $101.1 million reflects joint venture debt that is consolidated on our balance sheet, including LIP-H, but which is not recourse to us. Of the $812.9 million maturing in 2011, $507.5 million is subject to contractual extensions of at least one year.

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

Summary of Cash Flows

	Six months ended June 30,
	2010	2009
	(In thousands)
Cash provided by operating activities	$159,381	$192,848
Cash used in investing activities	(496,000)	(417,023)
Cash provided by (used in) financing activities	55,000	(88,064)
Decrease in cash and cash equivalents	(281,619)	(312,239)
Cash and cash equivalents, at beginning of period	500,491	945,225
Cash and cash equivalents, at end of period	$218,872	$632,986

Cash provided by operating activities was $159.4 million and $192.8 million for the six months ended June 30, 2010 and 2009, respectively, and was generated primarily from operating income from property operations and interest and dividends. The decrease is primarily a result of decreases in our interest income from notes receivable.

Cash used in investing activities was $496.0 million and $417.0 million for six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, cash was used primarily for purchases of investment properties and investments in marketable securities.

Cash provided by (used in) financing activities was $55.0 million and $(88.1) million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $152 million. We generated approximately $64.3 million by borrowing against our portfolio of marketable securities during the six months ended June 30, 2010. We generated approximately $280.4 million from borrowings secured by mortgages on our properties for the six months ended June 30, 2010. During the six months ended June 30, 2009, we generated approximately $98.1 million from borrowings secured by mortgages on our properties. During the six months ended June 30, 2010 and 2009, we paid approximately $207.1 and $207.6 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $170.9 million and $106.0 million for the six months ended June 30, 2010 and 2009.

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

Contractual Obligations

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of June 30, 2010, we would be obligated to pay as much as $36.0 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.

As of June 30, 2010, we had outstanding commitments to purchase approximately $35 million of real estate properties through 2010 and fund approximately $74.8 million into joint ventures. As of June 30, 2010, we had commitments totaling $4.1 million for various development projects. We intend on funding these acquisitions with cash on hand of approximately $218.9 million, financing from assuming debt related to some of the acquisitions in the amount above of $27.6 million and commitments for loan proceeds of $70 million on recently purchased and previously unencumbered assets.

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

Joint Venture	Ownership %	Investment at June 30, 2010
Net Lease Strategic Asset Fund L.P.	85%	$170,909

Cobalt Industrial REIT II	29%	80,201

D.R. Stephens Institutional Fund, LLC	90%	69,168

Concord Debt Holdings, LLC	(a)	(13,637)

NRF Healthcare, LLC	(b)	91,879

Other Unconsolidated Joint Ventures	Various	36,906

		$435,426

(a)

We have contributed $77,400 to the venture in exchange for a 10% preferred membership interests in the venture.

(b)

We invested $100,000 in NRF Healthcare, LLC in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend. The entity was previously known as Wakefield Capital, LLC.

Our unconsolidated joint ventures had total third party debt of $1,940,714 at June 30, 2010 that matures as follows:

2010	$200,203
2011	146,798
2012	400,614
2013	148,364
2014	143,395
Thereafter	901,340

$1,940,714

The debt maturities of the unconsolidated entities are not recourse to us and we have no obligation to fund, except for remaining capital commitments. However, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

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

	As of	As of
	June 30, 2010	December 31, 2009

Total assets	$11,705,729	11,328,211

Mortgages, notes and margins payable	$5,608,265	5,085,899

	For the six months ended June 30,
	2010	2009

Total income	$613,234	556,531

Total interest and dividend income	$15,875	37,392

Net loss attributable to Company	$(33,469)	(208,747)

Net loss per common share, basic and diluted (a)	$(.04)	(.26)

Distributions declared to common stockholders	$207,547	200,641

Distributions declared per weighted average common share (a)	$.25	.25

Funds From Operations (a)(b)	$206,295	7,224

Cash flows provided by operating activities	$159,381	192,848

Cash flows used in investing activities	$(496,000)	(417,023)

Cash flows provided by (used in) financing activities	$55,000	(88,064)

Weighted average number of common shares outstanding, basic and diluted	829,534,862	804,614,331

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2010 and 2009, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the six months ended June 30, 2010 and 2009. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations, or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes certain non-cash items from GAAP net income. This allows us to compare our property performance to our investment objectives. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. FFO is calculated as follows (in thousands):

		For the six months ended June 30,
		2010	2009
	Net loss applicable to common shares	$(33,469)	(208,747)
Add:	Depreciation and amortization:
	Related to investment properties	221,397	191,683
	Related to investment in unconsolidated entities	19,639	25,566
Less:	Noncontrolling interests' share:
	Depreciation and amortization related to investment properties	1,272	1,278

	For the six months ended June 30,
	2010	2009

Funds from operations	$206,295	7,224

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income from the periods presented:

	For the six months ended June 30,
	2010	2009
Additions (deductions) that were included in net income and FFO
Provision for asset impairment	$(4,724)	-
Impairment of note receivable	$-	(14,225)
Loss on consolidated investment	$-	(148,887)
Equity in loss of Concord Debt Holdings, LLC	$(3,696)	(31,129)
Gain on extinguishment of debt	$19,227	-
Realized gain (loss) and impairment on securities, net	$8,048	6,949

Subsequent Events

We paid distributions to our stockholders of $.50 per share on an annualized basis in July and August, 2010 totaling $69.6 million.

Subsequent to quarter end, we purchased one property for $35 million. We financed these acquisitions by assuming debt of $27.9 million. In addition, we completed additional financing of $70 million on a previously acquired property.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.9 million. If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.9 million.

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

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$56,145	114,712	150,522	541,552	265,678	2,840,493	3,969,102
Variable rate debt (mortgage loans)	$170,146	698,225	317,176	262,544	15,361	127,667	1,591,119

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.21%	5.11%	5.49%	5.71%	5.51%	5.68%	5.66%
Variable rate debt (mortgage loans)	3.32%	3.21%	4.55%	3.31%	5.50%	5.40%	3.70%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $44.5 million, net of accumulated amortization, is outstanding as of June 30, 2010.

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

Other than temporary impairments were $1 and $4 million for the six months ended June 30, 2010 and 2009, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be during 2010.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of June 30, 2010. (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	$346,946	$252,636	$227,372	$277,899

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2010 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of June 30, 2010
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(720)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,956)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(861)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	1
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(290)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(312)

					$166,369	$(4,138)

(1) Interest rate CAP at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be  recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,538 and $1,950 and is included in advance rent and other liabilities on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Except as otherwise described below or in our Form 10-Q filed for the quarter ended March 31, 2010, there were no material developments during the six months ended June 30, 2010 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the current year, we have a distribution coverage deficit that is being funded by excess cash flow from prior years.  We believe the current deficits are temporary and as the economy, and, in particular, our lodging segment, improves we believe there will be excess coverage of our distributions for future years.

In addition, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee to which it is entitled, to ensure that we generated sufficient cash from operating, investing and financing activities to pay distributions while continuing to raise capital and acquire properties. For the six months ended June 30, 2010, we paid a business management fee of $16 million, or approximately .14% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $710 thousand, together which are less than the full 1% fee that the business manager could be paid. There is no assurance that our business manager will forgo or defer any portion of its business management fee in the future, which may affect our ability to pay distributions or result in us having less cash available for other uses.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the six months ended June 30, 2010, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the six months ended June 30, 2010, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

In the event that we have a concentration of properties in a particular geographic area, and lack a geographically diversified portfolio, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. As of June 30, 2010, approximately 3%, 4%, 4%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Washington, D.C., Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at June 30, 2010, 35 of our lodging facilities, or approximately 35% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including 11 hotels located in North Carolina. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of June 30, 2010, we had entered into joint venture agreements with sixteen entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. The balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $435.4 million. For the six months ended June 30, 2010, we recognized losses of $5.9 million. Our joint venture investments may involve risks not otherwise present with other methods of investment in real estate, as our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current venture partners, which in some cases has resulted in litigation with these partners.  Specifically, we were involved in litigation in respect of our ventures with Lex-Win Concord LLC and affiliates of The Lauth Group, Inc.; we have entered into settlement agreements in respect of both matters.  There can be no assurance that an adverse outcome in any future lawsuit will not have a material effect on our results of operations for any particular period. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business.

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

As of June 30, 2010, we had investments valued at $264.3 million in real estate related equity and debt securities. Many of the entities that we have invested in have reduced the dividends paid on their stocks. The stock prices for these entities have declined since our initial purchase. There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	August 14, 2010	Date:	August 14, 2010

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 19, 2007)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2009 (file number 333-158338)

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2006 (file number 333-139504))

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

Amended and Restated Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 26, 2010)

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