Form 10-Q
period 2010-09-30
Inland American Real Estate Trust, Inc.
filed 2010-11-12
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐     No  X

As of November 8, 2010, there were 842,241,231 shares of the registrant's common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

	Part I - Financial Information	Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	1

	Consolidated Statements of Operations and Other Comprehensive Income for the three months and nine months ended September 30, 2010 and 2009 (unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	55

	Part II - Other Information
Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults upon Senior Securities	58

Item 4.	Reserved	58

Item 5.	Other information	58

Item 6.	Exhibits	58

	Signatures	59

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except per share amounts)

Assets	September 30, 2010 (unaudited)	December 31, 2009
Assets:
Investment properties:
Land	$1,901,482	$1,684,793
Building and other improvements	8,493,545	7,866,633
Construction in progress	218,447	278,096
Total	10,613,474	9,829,522
Less accumulated depreciation	(967,648)	(717,547)
Net investment properties	9,645,826	9,111,975
Cash and cash equivalents	238,212	500,491
Restricted cash and escrows	93,910	71,187
Investment in marketable securities	249,130	217,061
Investment in unconsolidated entities	476,290	453,782
Accounts and rents receivable (net of allowance of $7,775 and $7,853)	100,298	80,145
Notes receivable	316,786	423,478
Intangible assets, net	404,085	389,136
Deferred costs and other assets	71,264	80,956
Total assets	$11,595,801	$11,328,211

Liabilities and Equity

Liabilities:
Mortgages, notes and margins payable, net	$5,658,600	$5,085,899
Accounts payable and accrued expenses	38,827	45,854
Distributions payable	35,007	34,317
Accrued real estate taxes	59,332	46,805
Advance rent and other liabilities	86,031	94,881
Intangible liabilities, net	83,340	76,379
Other financings	47,762	47,762
Total liabilities	6,008,899	5,431,897

Noncontrolling redeemable interests	264,132	264,132
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 840,155,693 and 823,619,190 shares issued and outstanding	840	824
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)	7,554,913	7,397,831
Accumulated distributions in excess of net loss	(2,283,348)	(1,815,054)
Accumulated other comprehensive income	32,671	29,712

Total Company stockholders' equity	5,305,076	5,613,313

Noncontrolling interests	17,694	18,869

Total equity	5,322,770	5,632,182

Total liabilities and equity	$11,595,801	$11,328,211

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$164,249	$141,820	$477,685	$405,100
Tenant recovery income	24,936	21,816	71,364	63,939
Other property income	5,192	4,889	13,232	13,722
Lodging income	126,797	112,982	367,125	350,895

Total income	321,174	281,507	929,406	833,656

Expenses:
General and administrative expenses	8,718	7,435	30,053	35,795
Property operating expenses	35,161	29,262	101,302	84,047
Lodging operating expenses	82,112	73,443	233,527	219,190
Real estate taxes	24,391	22,074	73,728	65,179
Depreciation and amortization	110,637	100,834	331,294	290,872
Business manager management fee	10,000	9,000	26,000	27,000
Provision for asset impairment	22,412	1,117	26,191	1,117
Impairment of notes receivable	94,627	8,724	94,627	22,949

Total expenses	388,058	251,889	916,722	746,149

Operating income	$(66,884)	$29,618	$12,684	$87,507

Interest and dividend income	9,369	10,228	25,244	47,620
Other income (loss)	(320)	340	569	1,167
Interest expense	(77,054)	(63,368)	(222,233)	(182,374)
Loss on consolidated investment	-	-	-	(148,887)
Equity in (losses) earnings of unconsolidated entities	620	(9,936)	(5,285)	(48,137)
Impairment of investment in unconsolidated entities	(11,239)	(2,706)	(11,239)	(2,706)
Realized gain (loss) and impairment on securities, net	11,816	20,961	19,864	27,910

Loss before income taxes	$(133,692)	$(14,863)	$(180,396)	$(217,900)

Income tax (expense) benefit	$(528)	$1,004	$(1,076)	$(354)

Net loss from continuing operations	$(134,220)	$(13,859)	$(181,472)	$(218,254)

Income (loss) from discontinued operations, net	$14,326	$(13,190)	$32,517	$(13,161)

Net loss	$(119,894)	$(27,049)	$(148,955)	$(231,415)

Less: Net income attributable to noncontrolling interests	(2,586)	(2,409)	(6,994)	(6,790)

Net loss attributable to Company	$(122,480)	$(29,458)	$(155,949)	$(238,205)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	21,545	49,154	22,339	50,780
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investments securities	(11,816)	(20,961)	(19,864)	(27,910)
Unrealized gain on derivatives	89	520	484	3,326

Comprehensive income (loss)	$(112,662)	$(745)	$(152,990)	$(212,009)

Net loss, per common share, from continuing operations	$(.17)	$(.02)	$(.23)	$(.27)

Income, per common share, from discontinued operations	$.02	$(.02)	$.04	$(.02)

Net loss, per common share, basic and diluted	$(.15)	$(.04)	$(.19)	$(.29)

Weighted average number of common shares outstanding, basic and diluted	837,717,745	815,129,571	832,292,463	808,157,928

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the nine months ended September 30, 2010

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at December 31, 2009	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132

Net income (loss)	-	-	-	(155,949)	-	61	(155,888)	6,933
Unrealized gain on investment securities	-	-	-	-	22,339	-	22,339	-
Reversal of unrealized gain to realized gain on investment securities	-	-	-	-	(19,864)	-	(19,864)	-
Unrealized gain on derivatives	-	-	-	-	484	-	484	-
Distributions declared	-	-	-	(312,345)	-	(2,091)	(314,436)	(6,933)
Contributions from noncontrolling interests	-	-	-	-	-	855	855	-
Proceeds from distribution reinvestment program	16,536,503	16	157,082	-	-	-	157,098	-

Balance at September 30, 2010	840,155,693	$840	$7,554,913	$(2,283,348)	$32,671	$17,694	$5,322,770	$264,132

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Cash flows from operations:
Net loss	$(148,955)	$(231,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	332,741	293,724
Amortization of above and below market rent, net	(155)	(1,087)
Amortization of debt premiums, discounts and financing costs	13,382	8,039
Amortization of note receivable discount	-	(8,107)
Straight-line rental income	(13,267)	(13,860)
Loss on consolidated investment	-	148,887
Provision for asset and notes receivable impairment	121,763	37,441
Gain on extinguishment of debt	(19,227)	-
Gain on sale of property, net	(14,252)	-
Equity in (earnings) loss of unconsolidated entities	5,285	48,137
Distributions from unconsolidated entities	3,827	1,779
Impairment of investment in unconsolidated entities	11,239	2,706
Realized gain on investments in securities, net	(21,720)	(31,948)
Impairment of investments in securities	1,856	4,038
Other non-cash adjustments	472	124
Changes in assets and liabilities:
Accounts and rents receivable	(6,981)	1,874
Other assets	7,823	7,365
Accounts payable and accrued expenses	(5,506)	(7,346)
Advance rent and other liabilities	(2,950)	4,112
Accrued real estate taxes	5,766	20,016

Net cash flows provided by operating activities	271,141	284,479

Cash flows from investing activities:
Consolidation of LIP-H	-	1,757
Purchase of investment properties	(347,887)	(300,358)
Acquired in-place and market lease intangibles, net	(73,343)	(55,286)
Capital expenditures and tenant improvements	(80,966)	(51,277)
Investment in development projects	(37,104)	(110,099)
Sale of investment properties	89,632	-
Purchase of investment securities	(79,028)	(49,216)
Sale of investment securities	69,298	116,032
Investment in unconsolidated entities	(65,206)	(19,617)
Distributions from unconsolidated entities	22,996	29,672
Payment of leasing and franchise fees	(6,150)	(2,880)
Purchase of note receivable	(34,253)	-
Payments from note receivable	3,491	275
Restricted escrows	(17,223)	6,997
Other assets	4,312	5,824

Net cash flows used in investing activities	(551,431)	(428,176)

Cash flows from financing activities:
Proceeds from offering	-	253,986
Proceeds from the distribution reinvestment plan	157,098	176,166
Shares repurchased	-	(192,543)
Payment of offering costs	-	(29,616)
Distributions paid	(311,655)	(309,326)
Proceeds from mortgage debt and notes payable	386,201	145,951

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)

Payoffs of mortgage debt	(223,019)	(154,700)
Principal payments of mortgage debt	(10,681)	(4,662)
(Payoff) proceeds from margin securities debt	35,842	(37,884)
Payment of loan fees and deposits	(7,606)	(9,775)
Distributions paid to noncontrolling interests	(2,091)	(2,211)
Distributions paid to noncontrolling redeemable interests	(6,933)	(6,933)
Contributions from noncontrolling interest	855	1,302
Due from related parties, net	-	(168)

Net cash flows provided by (used in) financing activities	18,011	(170,413)

Net decrease in cash and cash equivalents	(262,279)	(314,110)
Cash and cash equivalents, at beginning of period	500,491	945,225

Cash and cash equivalents, at end of period	$238,212	$631,115

Supplemental disclosure of cash flow information:

Purchase of investment properties	$(762,180)	$(913,259)
Tenant and real estate tax liabilities assumed at acquisition	4,487	13,099
Assumption of mortgage debt at acquisition	457,685	594,795
Non-cash mortgage (discount) premium	(47,879)	5,007

	$(347,887)	$(300,358)

Cash paid for interest	$214,395	$180,340

Supplemental schedule of non-cash investing and financing activities:

Consolidation of LIP-H assets	$-	$135,686

Assumption of mortgage debt at consolidation of LIP-H	$-	$(96,763)

Liabilities assumed at consolidation of LIP-H	$-	$(3,584)

Property surrendered in exchange for extinguishment of debt	$10,492	$-

Property acquired through exchange of note receivable	$42,827	$-

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

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

At September 30, 2010, the Company owned a portfolio of 981 commercial real estate properties. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	733	21,588,775 square feet
Lodging	99	15,384 rooms
Office	40	10,056,553 square feet
Industrial	72	15,959,342 square feet
Multi-Family	29	10,547 units
LIP-Holdings, LLC	8	487,038 square feet

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

(2)  Investment Properties

Acquisitions

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. During the nine months ended September 30, 2010 and 2009, the Company incurred $1,603 and $8,293, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity for the nine months ended September 30, 2010.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units/Rooms
Retail	Retail Portfolio – 16 properties	3/04/2010	$424,300	3,557,846 square feet
	Heritage Crossing	3/23/2010	$29,500	310,922 square feet
	Prestonwood Shopping Center	4/21/2010	$48,300	238,926 square feet
	Tulsa Hills Shopping Center	4/23/2010	$54,100	317,106 square feet
	University Oaks	4/30/2010	$38,100	235,906 square feet
Lodging	Lodging Portfolio – 4 hotels	5/11/2010	$80,000	598 rooms
	Marriott – Dallas City	9/30/2010	$50,000	407 rooms
Industrial	Imagine Charter Schools – 7 schools	2/11/2010	$61,200	292,211 square feet
Multi-family	Fannin Street Station Apartments	1/15/2010	$57,600	678 units
	Nantucket Apartments	8/05/2010	$35,000	394 units

Total			$878,100

Dispositions

For the nine months ended September 30, 2010, the Company has sold six lodging properties for total net proceeds of $89,632. Gains of $14,252 were realized in the sales. In addition, the Company has transferred land previously held by a consolidated joint venture to the lender in satisfaction of the outstanding debt balance. A gain of $19,227 was realized on extinguishment of the debt.

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in both consolidated operations and consolidated joint ventures.

The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Revenues	$2,201	$5,407	$10,772	$15,572
Expenses (including interest expense and impairments)	2,817	18,597	11,734	28,733

Operating loss from discontinued operations	$(616)	$(13,190)	$(962)	$(13,161)

Gain on extinguishment of debt	$-	$-	$19,227	$-

Gain on sale of properties	$14,942	$-	$14,252	$-

Income (loss) from discontinued operations, net	$14,326	$(13,190)	$32,517	$(13,161)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

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

The use of projected future cash flows is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties. As of September 30, 2010, triggering events primarily related to a change in estimated holding period have occurred on certain portfolio properties and an impairment of $26,191 has been recognized for the nine months ended September 30, 2010.

LIP-H Consolidation

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets. As of January 6, 2009, effective control over LIP-H rests with the Company’s subsidiary, resulting in the consolidation of LIP-H. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth Investment Properties, LLC (the other venture partner of LIP-H). The mezzanine loan with LIP-D is secured primarily by development projects at various stages of completion, including vacant land. The consolidation resulted in a loss of $148,887 being recognized for the nine months ended September 30, 2009.

In addition, on July 21, 2009, the Company filed an action against Lauth Investment Properties, LLC for their actions with regard to the Company’s losses with its investment in LIP-H. On September 14, 2010, the Company approved a settlement agreement relative to this lawsuit. The agreement calls for the transfer of six properties and consideration of $1,000 in settlement of the claims. The closing of the settlement agreement and transfer of assets occurred on October 1, 2010 and will be recorded by the Company in the fourth quarter of 2010 at fair value. At September 30, 2010, the Company had a remaining receivable from LIP-D of approximately $2,500. The Company is currently evaluating the fair value of the consideration received in the settlement agreement.

(3)  Investment in Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, cash flow from operations and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. During the three and nine months ended September 30, 2010, the Company recognized $11,239 of impairment for certain of our other unconsolidated entities where it believes the decrease in fair value and resulting losses are other than temporary.

Entity	Description	Ownership %	Investment at September 30, 2010	Investment at December 31, 2009
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85% (a)	$164,851	$180,304

Cobalt Industrial REIT II	Industrial portfolio	36%	128,162	79,511

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90% (b)	68,455	70,752

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

Entity	Description	Ownership %	Investment at September 30, 2010	Investment at December 31, 2009

NRF Healthcare, LLC	Senior housing portfolio	(c)	90,506	94,872

Other unconsolidated entities (Note 13)	Various investments	Various	24,316	28,343

			$476,290	$453,782

(a)

On August 10, 2007, the Company entered a joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC (“LMLP GP”), for the purpose of directly or indirectly acquiring, financing, holding for investment, operating, and leasing real estate assets as acquired by the joint venture. The Company’s initial capital contribution was approximately $127,500 and LMLP’s initial contribution was approximately $22,500. LMLP GP is the general partner who manages investments and day-to-day affairs of the venture. The Company analyzed the venture and determined that it was not a variable interest entity (“VIE”). The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of LMLP, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Net Lease Strategic Asset Fund L.P. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.

(b)

On April 23, 2007, the Company entered into a joint venture, D.R. Stephens Institutional Fund, LLC, between the Company and Stephens Ventures III, LLC (“Stephens Member”) for the purpose of acquiring entities engaged in the acquisition, ownership, and development of real property. The Company’s initial capital contribution was limited to approximately $90,000 and the Stephens Member’s initial contribution was limited to approximately $10,000. Stephens & Stephens LLC (“Stephens”), an affiliate of the Stephens Member, is the managing member of D.R. Stephens Institutional Fund, LLC. The Company analyzed the venture and determined that it was not a variable interest entity (“VIE”). The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Stephens Member, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control D.R. Stephens Institutional Fund, LLC. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.

(c)

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

	September 30, 2010	December 31, 2009
	(Dollars in thousands)	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,186,113	$2,208,528
Real estate debt and securities investments	530,793	599,617
Other assets	283,586	313,381

Total Assets	3,000,492	3,121,526

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)	(Dollars in thousands)

Liabilities and Equity:
Mortgage debt	1,950,414	2,014,152
Other liabilities	111,391	113,637
Equity	938,687	993,737

Total Liabilities and Equity	3,000,492	3,121,526

Company’s share of Equity	461,608	437,671
Net excess of cost of investment over the net book value of underlying net assets (net of accumulated depreciation of $1,782 and $1,222, respectively)	14,682	16,111

Carrying value of investment in unconsolidated entities	$476,290	$453,782

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Statements of Operations:
Revenues	$223,679	$212,636

Expenses:
Interest expense and loan cost amortization	76,411	76,189
Depreciation and amortization	75,106	85,652
Operating expenses, ground rent and general and administrative expenses	77,386	84,012
Impairments and realized losses	22,984	154,907

Total expenses	251,887	400,760

Net loss	$(28,208)	(188,124)

Company’s share of:
Net loss, net of excess basis depreciation of $420 and $447	(5,285)	(48,137)
Depreciation and amortization (real estate related)	30,697	38,309

The unconsolidated entities had total third party debt of $1,950,414 at September 30, 2010 that matures as follows:

2010	$140,584
2011	138,193
2012	411,854
2013	159,035
2014	138,876
Thereafter	961,872

$1,950,414

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, except for remaining capital commitments (Note 13).

(4) Noncontrolling Interests

As of September 30, 2010 and December 31, 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT), and (2) noncontrolling interests in various joint ventures controlled by the Company through ownership or contractual

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

arrangements. Balances attributable to these noncontrolling interests are reclassified either as a separate component of equity or outside of permanent equity, as appropriate, as of all dates presented.

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company's control that results in presentation outside of permanent equity, reported at greater of carrying value or redemption value. The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interests in the Company's consolidated financial statements with a balance of $264,132 as of September 30, 2010 and December 31, 2009.

(5)  Fair Value of Financial Instruments

The table below represents the fair value of financial instruments as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages and notes payable	$5,594,457	$5,534,303	$5,057,597	$4,872,189
Margins payable	$64,143	$64,143	$28,302	$28,302
Notes receivable	$316,786	$314,579	$423,478	$416,520

The Company estimates the fair value of its mortgages, notes and margins payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments or in the case of certain impaired loans, by determining the fair value of the collateral supporting the collateral-dependent loan. At September 30, 2010 and December 31, 2009, the carrying amounts of certain of the Company’s other financial instruments were representative of their fair values due to the short-term nature of these instruments.

(6)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2010 and 2009.

		For the three months ended		For the nine months ended		Unpaid amounts as of
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009

General and administrative:
General and administrative reimbursement	(a)	1,680	2,079	6,154	6,773	1,650	1,876
Loan servicing	(b)	153	157	430	350	52	-
Affiliate share purchase discounts	(c)	-	-	-	14	-	-
Investment advisor fee	(d)	363	351	1,073	961	363	118
Total general and administrative expenses to related parties		2,196	2,587	7,657	8,098	2,065	1,994

Property management fees	(e)	7,402	6,664	21,258	19,379	60	18
Business manager fee	(f)	10,000	9,000	26,000	27,000	10,000	12,000
Loan placement fees	(g)	256	221	708	1,829	-	-
Offering costs	(h)	-	-	-	25,660	-	-

(a)

The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration. Unpaid amounts as of September 30, 2010 and December 31, 2009 are included in accounts payable and accrued expenses on the consolidated balance sheets.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

(b)

A related party of the Business Manager provides loan servicing to the Company for an annual fee. Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties. The Company’s lodging properties will continue to be billed at 225 dollars per month per loan and MB REIT properties at 200 dollars per month, per loan.

(c)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares were purchased. The Company sold 0 and 18,067 shares to related parties and recognized an expense related to these discounts of $0 and $14 for the nine months ended September 30, 2010 and 2009, respectively.

(d)

The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities. Unpaid amounts as of September 30, 2010 and December 31, 2009 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(e)

The property managers, entities owned principally by individuals who are related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property managers are entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company. Unpaid amounts as of September 30, 2010 and December 31, 2009 are included in advanced rent and other liabilities on the consolidated balance sheets.

(f)

After the Company's stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," the Company pays its Business Manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the nine months ended September 30, 2010 and 2009, average invested assets were $11,385,166 and $10,259,917 and operating expenses, as defined, were $54,450 and $54,502 or .64%, and .71%, respectively, of average invested assets. The Company incurred fees of $26,000 and $27,000 for the nine months ended September 30, 2010 and 2009, respectively, of which $10,000 and $12,000 remained unpaid as of September 30, 2010 and December 31, 2009 and is included in advance rent and other liabilities on the consolidated balance sheets. The Business Manager has agreed to waive all fees allowed but not taken, except for the $26,000 and $27,000 incurred for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company has an investment in an insurance captive entity with certain related parties. The entity is included in the Company’s analysis of Investment in Unconsolidated Entities (Note 3). The balance of the Company’s investment is $1,824 as of September 30, 2010 and is included in investment in unconsolidated entities on the consolidated balance sheets.

As of September 30, 2010, the Company has $369 on deposit with Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

(7)  Notes Receivable

The Company's notes receivable balance was $316,786 and $423,478 as of September 30, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on vacant land, shopping centers and hotel properties and certain loans are guaranteed by the borrowers. Interest is due each month at rates ranging from 5.68% to 9.50% per annum. For the three months ended September 30, 2010 and 2009, the Company recorded interest income from notes receivable of $4,239 and $5,960, including amortized discount of $0 and $2,571. For the nine

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

months ended September 30, 2010 and 2009, the Company recorded interest income from notes receivable of $10,745 and $31,278, including amortized discount of $0 and $8,107. Interest and amortized discount are included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

In the first quarter of 2010, the Company purchased a note receivable in the amount of $34,000, which is collateralized by a shopping center. In the second quarter of 2010, the Company foreclosed on the note and assumed ownership of the underlying collateral for $2,000 in cash plus the amount of the note receivable. The Company has recorded the asset in investment properties.

The table below represents the composition of the Company’s notes receivable as of September 30, 2010.

Collateral Base	Interest Rate	Maturity Dates	Initial Carrying Value	Cumulative Recognized Impairment	Carrying Value as of September 30, 2010
Stan Thomas Properties (1)	9.00-9.25%	04/30/10	214,627	94,627	120,000
Retail centers (2)	LIBOR + 5.40%	12/09/10	140,800	-	140,800
Other (3)	5.68%-9.50%	05/09/09-06/01/12	95,711	39,725	55,986
			451,138	134,352	316,786

(1)

Balance consists of three loans on which impairment of $94,627 was recorded. No interest has been paid on these loans for the nine months ended September 30, 2010. See below for further discussion on these loans.

(2)

Loan was extended to 12/9/2010 and discussions are ongoing with the borrowers to restructure the loan. The Company believes it will recover the full amount of the loan based on the fair value of the collateral.

(3)

Balance consists of nine loans, of which five loans with a carrying value of $2,500 are considered impaired.

On October 22, 2010, the Company entered into a restructure agreement with a borrower on three loans, being Stan Thomas Properties. Prior to the restructuring, these loans were considered impaired as the borrower had not made the required interest payments since July of 2009. The Company previously had not recorded any impairment losses on these loans as it believed that the estimated fair value of the underlying collateral was greater than its book value for these loans, based on appraisals of the underlying collateral.

As part of the restructure, the Company will receive title and all rights to two land parcels, located in Florida and California, that secured the note receivables, and in return, the Company released its collateral rights to a third land parcel as well as the personal guarantees of Stan Thomas.

The collateral subject to the restructure and foreclosure will be recorded in investment properties, effective October 22, 2010, at its estimated fair value. As of September 30, 2010, the Company recorded its note receivable at the estimated fair values for the two land sites that will be received as part of the restructure. The changes reduced the estimated fair value of the collateral to $120,000, resulting in impairment of $94,627 for the three and nine months ended September 30, 2010.  Our analysis of the fair value of the collateral includes the review of third party appraisals. These fair value estimates are calculated using significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels. The primary inputs are conditioned on a long-term recovery of these real estate markets so that development of certain infrastructure relating to the parcels will deliver positive risk-adjusted returns.

The Company evaluates the collectability of the notes, including an evaluation of the fair value of the collateral, which includes the review of third party appraisals. For the impaired loans, the Company determines the amount of impairment to recognize based on a determination of the fair value of the underlying collateral based on appraisals or an estimate of expected discounted cash flows. For the nine months ended September 30, 2010, the Company recorded $94,627 of impairment losses, which consists of the $94,627 Stan Thomas impairment discussed above.

If the Company considers a loan to be non-performing or the collectability is uncertain based on the underlying collateral, it will place the loan on non-accrual status. The Company will recognize interest income on a cash basis, as received. If the fair value of the loan collateral decreases to less than the amortized cost basis of the loan, any interest received will be recorded as a reduction of the loan basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the loan, and if the loan is not otherwise

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

in default, any interest payment will be recognized as interest income. The impaired loans generated $523 of interest income for the nine months ended September 30, 2010.

(8)  Investment in Marketable Securities

Investment in marketable securities of $249,130 and $217,061 at September 30, 2010 and December 31, 2009, respectively, consists of primarily preferred and common stock investments in other REITs, certain real estate related bonds, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held as of September 30, 2010, the Company has net accumulated other comprehensive income of $36,021, which includes gross unrealized losses of $7,361. All such gross unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $58,153 as of September 30, 2010.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company  intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery.  During the nine months ended September 30, 2010, the Company recorded impairment of $1,856 compared to an impairment of $4,038 for the nine months ended September 30, 2009 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

Dividend income is recognized when earned. During the nine months ended September 30, 2010 and 2009, dividend income of $13,662 and $14,288 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(9)  Mortgages, Notes and Margins Payable

During the nine months ended September 30, 2010, the following debt transactions occurred:

Balance at December 31, 2009	$5,085,899
New financings	422,043
Assumed financings, net of discount	409,806
Paydown of debt	(233,700)
Extinguishment of debt	(29,630)
Amortization of discount/premium	4,182
Balance at September 30, 2010	$5,658,600

Mortgage loans outstanding as of September 30, 2010 and December 31, 2009 were $5,636,954 and $5,056,398 and had a weighted average interest rate of 5.1% and 4.9%, respectively. Mortgage premium and discount, net was a discount of $42,498 and a premium of $1,199 as of September 30, 2010 and December 31, 2009. As of September 30, 2010, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2047.

	As of September 30, 2010	Weighted average interest rate
2010	$195,006	3.94%
2011	$710,209	3.54%
2012	$472,320	4.84%
2013	$965,534	4.86%
2014	$326,207	5.08%
Thereafter	$2,967,678	5.68%

Total	$5,636,954	5.10%

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The Company is in the process of negotiating refinancing and extinguishing the debt maturing in the remainder of 2010. It is anticipated that the Company will be able to extinguish all 2010 maturing debt timely. The Company has contractual extensions of at least one year on $372,961 of the $710,209 maturing in 2011. It is anticipated that the Company will be able to repay, refinance or extend the maturities of all of the outstanding debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $714,571 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. All of the mortgage loans are current with payments, except for one property with a carrying value of $4,971, for which impairment of $3,779 has been recorded. In addition, four loans in its LIP-H segment, with a carrying value of $43,998 and 2010 maturities, are in default. The carrying value of the underlying assets of these loans is $50,778. None of these defaulted loans are recourse to the Company nor have they triggered cross-defaults of the Company’s other debt.

The Company has purchased a portion of its securities through margin accounts. As of September 30, 2010 and December 31, 2009, the Company has recorded a payable of $64,143 and $28,302, respectively, for securities purchased on margin. This debt bears a variable interest rate of the LIBOR plus 50 basis points. At September 30, 2010 and December 31, 2009, this rate was .609% and .585%. Interest expense in the amount of $124 and $325 and $15 and $152 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three and  nine months ended September 30, 2010 and 2009, respectively.

(10)  Derivatives

As of September 30, 2010, in connection with seven mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $201,221. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of September 30, 2010. The fair value of the Company’s swaps decreased $484 during the nine months ended September 30, 2010 and is reflected in other comprehensive income (”OCI”) on the consolidated statements of operations and other comprehensive income.

The following table summarizes  interest rate swap contracts outstanding as of September 30, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of September 30, 2010
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(505)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(2,156)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(626)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	-
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(301)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(348)
August 19, 2010	August 31, 2010	March 27, 2012	.63%	1 month LIBOR	34,852	(113)

					$201,221	$(4,049)

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

September 30, 2010

(unaudited)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2010 and 2009, the Company recorded $196 and $196 of ineffectiveness, respectively, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,062 will be reclassified to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 and December 31, 2009.

	Liability Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments under ASC 815:

Interest rate products	Advance rent and other liabilities	4,049	Advance rent and other liabilities	$4,533

The derivative instruments were reported at their fair value of $4,049 and $4,533 in advance rent and other liabilities at September 30, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2010 and 2009:

ASC 815 Derivative Type	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$89	$520	Interest expense	$927	$(2,239)	Interest expense	$(66)	$(66)

During the three months ended September 30, 2010, the Company recognized additional other comprehensive gain of $89 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2010. During the three months ended September 30, 2009, the Company recognized additional other comprehensive gain of $520 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

ASC 815 Derivative Type	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)
	Nine months Ended September 30,			Nine months Ended September 30,			Nine months Ended September 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$484	$3,326	Interest expense	$3,396	$(6,439)	Interest expense	$(196)	$(196)

During the nine months ended September 30, 2010, the Company recognized additional other comprehensive gain of $484 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2010. During the nine months ended September 30, 2009, the Company recognized additional other comprehensive gain of $3,326 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,598 and $1,950 and is included in advance rent and other liabilities on the consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively, with $352 and $750 included in other income (loss) on the consolidated statements of operations and other comprehensive income for the nine months ended at September 30, 2010 and 2009.

The Company does not use derivatives for trading or speculative purposes.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

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

For the nine months ended September 30, 2010, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc  Also, as of September 30, 2010, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust Bank or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2010.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$160,064	$36,203	$75,329	$21,293	$-	$23,999	$3,240
Straight-line rents	4,167	1,316	1,742	1,002	-	35	72
Amortization of acquired above and below market leases, net	18	(133)	270	(72)	-	-	(47)
Total rental income	$164,249	$37,386	$77,341	$22,223	$-	$24,034	$3,265

Tenant recovery income	24,936	7,020	17,176	445	-	76	219
Other property income	5,192	1,117	1,301	279	-	2,407	88
Lodging income	126,797	-	-	-	126,797	-	-
Total income	$321,174	$45,523	$95,818	$22,947	$126,797	$26,517	$3,572

Operating expenses	$141,664	$10,953	$25,097	$1,116	$88,322	$15,424	$752

Net property operations	$179,510	$34,570	$70,721	$21,831	$38,475	$11,093	$2,820

Depreciation and amortization	$(110,637)
Business manager management fee	$(10,000)
General and administrative expenses	$(8,718)
Interest and dividend income	$9,369
Interest expense	$(77,054)
Income tax expense	$(528)
Other loss	$(320)
Realized gain and impairment on securities, net	$11,816
Equity in earnings of unconsolidated entities	$620
Impairment of investment in unconsolidated entities	$(11,239)
Provision for asset impairment	$(22,412)
Impairment of notes receivable	$(94,627)

Net loss from continuing operations	$(134,220)

Income from discontinued operations, net	$14,326

Net income attributable to noncontrolling interests	$(2,586)

Net loss attributable to Company	$(122,480)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$136,892	$37,358	$60,439	$17,935	$-	$17,805	$3,355
Straight-line rents	4,471	1,707	1,631	857	-	164	112
Amortization of acquired above and below market leases, net	457	(121)	721	(96)	-	-	(47)
Total rental income	$141,820	$38,944	$62,791	$18,696	$-	$17,969	$3,420

Tenant recovery income	21,816	7,142	13,657	641	-	74	302
Other property income	4,889	1,389	1,917	11	-	1,533	39
Lodging income	112,982	-	-	-	112,982	-	-
Total income	$281,507	$47,475	$78,365	$19,348	$112,982	$19,576	$3,761

Operating expenses	$124,779	$11,486	$19,857	$1,961	$80,028	$10,345	$1,102

Net property operations	$156,728	$35,989	$58,508	$17,387	$32,954	$9,231	$2,659

Depreciation and amortization	$(100,834)
Business manager management fee	$(9,000)
General and administrative expenses	$(7,435)
Interest and other investment income	$10,228
Interest expense	$(63,368)
Income tax benefit	$1,004
Other income	$340
Realized gain and impairment on securities, net	$20,961
Impairment of notes receivable	$(8,724)
Equity in loss of unconsolidated entities	$(9,936)
Impairment of investment in unconsolidated entities	$(2,706)
Provision for asset impairment	$(1,117)

Net loss from continuing operations	$(13,859)

Loss from discontinued operations, net	$(13,190)

Net income attributable to noncontrolling interests	$(2,409)

Net loss attributable to Company	$(29,458)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2010.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$464,262	$108,742	$213,631	$63,595	$-	$68,490	$9,804
Straight-line rents	13,266	4,257	5,012	3,656	-	151	190
Amortization of acquired above and below market leases, net	157	(375)	2,113	(1,439)	-	-	(142)
Total rental income	$477,685	$112,624	$220,756	$65,812	$-	$68,641	$9,852

Tenant recovery income	71,364	22,057	46,548	1,758	-	219	782
Other property income	13,232	2,958	3,433	584	-	6,163	94
Lodging income	367,125	-	-	-	367,125	-	-
Total income	$929,406	$137,639	$270,737	$68,154	$367,125	$75,023	$10,728

Operating expenses	$408,557	$34,136	$71,424	$5,223	$253,913	$41,487	$2,374

Net property operations	$520,849	$103,503	$199,313	$62,931	$113,212	$33,536	$8,354

Depreciation and amortization	$(331,294)
Business manager management fee	$(26,000)
General and administrative expenses	$(30,053)
Interest and dividend income	$25,244
Interest expense	$(222,233)
Income tax expense	$(1,076)
Other income	$569
Realized gain and impairment on securities, net	$19,864
Equity in loss of unconsolidated entities	$(5,285)
Impairment of investment in unconsolidated entities	$(11,239)
Provision for asset impairment	$(26,191)
Impairment of notes receivable	$(94,627)

Net loss from continuing operations	$(181,472)

Income from discontinued operations, net	$32,517

Net income attributable to noncontrolling interests	$(6,994)

Net loss attributable to Company	$(155,949)

Balance Sheet Data:
Real estate assets, net	$9,825,481	$1,681,814	$3,750,074	$953,748	$2,444,846	$876,802	$118,197
Non-segmented assets	1,770,320
Total Assets	$11,595,801

Capital Expenditures	$58,826	$1,553	$8,462	$692	$44,347	$3,630	$142

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi-Family	LIP-H
Property rentals	$390,153	$105,999	$174,344	$53,729	$-	$46,384	$9,697
Straight-line rents	13,861	5,045	5,396	2,729	-	324	367
Amortization of acquired above and below market leases, net	1,086	(326)	1,846	(292)	-	-	(142)
Total rental income	$405,100	$110,718	$181,586	$56,166	$-	$46,708	$9,922

Tenant recovery income	63,939	20,275	39,231	3,357	-	212	864
Other property income	13,722	4,175	5,167	572	-	3,751	57
Lodging income	350,895	-	-	-	350,895	-	-
Total income	$833,656	$135,168	$225,984	$60,095	$350,895	$50,671	$10,843

Operating expenses	$368,416	$33,515	$59,757	$6,600	$239,181	$25,601	$3,762

Net property operations	$465,240	$101,653	$166,227	$53,495	$111,714	$25,070	$7,081

Depreciation and amortization	$(290,872)
Business manager management fee	$(27,000)
General and administrative expenses	$(35,795)
Interest and other investment income	$47,620
Interest expense	$(182,374)
Loss on consolidated investment	$(148,887)
Income tax expense	$(354)
Other income	$1,167
Realized gain and impairment on securities, net	$27,910
Impairment of notes receivable	$(22,949)
Equity in loss of unconsolidated entities	$(48,137)
Impairment of investment in unconsolidated entities	$(2,706)
Provision for asset impairment	$(1,117)

Net loss from continuing operations	$(218,254)

Loss from discontinued operations, net	$(13,161)

Net income attributable to noncontrolling interests	$(6,790)

Net loss attributable to Company	$(238,205)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

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

The basic and diluted weighted average number of common shares outstanding was 832,292,463 and 808,157,928 for the nine months ended September 30, 2010 and 2009.

(13)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing, although the Company owns the entire property. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies. If at the end of the time period allowed certain space has not been le ased and occupied, the Company owns that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $35,215 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

As of September 30, 2010, the Company had outstanding commitments to fund approximately $3,137 into joint ventures and fund $2,218 into various development projects. The Company intends on funding these commitments with cash on hand of $238,212.

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

•

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, 100% of Minto Delaware's investment for a price equal to (A) if the shares of the Company’s common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock of MB REIT held by Minto Delaware or (B) if the shares of the Company’s common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN. The amended complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties. The amended complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett. The amended complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property. With respect to the remaining three development hotels, the amended complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20,100. Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint. On March 13, 2009, the court denied the motion to dismiss. Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against Crockett. Contemporaneously with the close of fact discovery, Crockett sought leave to amend its complaint to add another cause of action and to seek treble damages and attorneys fees, which was granted. Expert discovery has been completed. Based upon an expert report recently received from Crockett, it is believed that Crockett’s maximum claim, without the inclusion of treble damages or attorneys fees, is approximately $16,800. The parties have recently filed cross motions for summary judgment, which have been fully briefed and argued before the court. No decision has been rendered on these motions. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

On August 2, 2008, the Company entered into the Concord Debt Holdings, LLC joint venture (“Concord Debt”) with Lex-Win Concord LLC (“Concord”), which originates and acquires real estate securities and real estate related loans. The Company has invested $77,400 in the venture as of September 30, 2010 and has accounted for this investment under the equity method. During 2009, Concord Debt received margin calls on certain of its loan facilities that required the entity to identify certain loans that will be disposed of to provide liquidity to meet the required pay down requirements. As such, the carrying value of this investment is recorded at $(3,137) at September 30, 2010 as a component of investment in unconsolidated entities.

On May 22, 2009, Inland American Concord (Sub), LLC (“IA Sub”) filed an action against Concord in the Delaware Court of Chancery seeking a declaration in connection with certain of the Company’s rights/obligations under the Limited Liability Company Agreement (“Agreement”) that governs this venture.

On December 22, 2009, Lexington, Winthrop, the Company, and their respective subsidiaries entered into a settlement agreement to resolve and settle the IA Sub v. Concord action. The settlement agreement provided for, among other things, the termination of any party’s obligation to contribute capital to Concord Debt, the allocation of distributions equally among the Company, Lexington and Winthrop in Concord Debt, and the formation of a new entity to be owned by subsidiaries of the Company, Lexington and Winthrop. The effectiveness of the settlement agreement was conditioned on certain conditions, including the cancellation of certain CDO bonds held by Concord Debt Funding Trust. A lawsuit has been filed against Bank of American, as Trustee of the CDO (the “Trustee”) in the Delaware Court of Chancery, by Concord Debt to effect such cancellation. On May 14, 2010, the judge ruled in favor of Concord Debt Funding Trust, and stated that the bonds were cancelled when presented to the Trustee in early 2010. This would have made the settlement agreement effective, but within the time period allowed for appeal of the judge’s ruling, the Trustee appealed (the “Appeal”). On August 26, 2010, the parties agreed to modify the settlement agreement such that all matters between Lexington, Winthrop and the Company relating to the IA Sub v. Concord action are settled notwithstanding the existence of the Appeal and the possibility that the CDO bonds at issue in the Appeal were not cancelled. As part of the modified settlement, the Company made a contribution of  $9,500. In addition, the Company has a remaining funding commitment of $3,137 and has no further capital requirements. The carrying value of the investment is recorded at the maximum amount at which the Company approximately believes it is obligated to fund, which is $3,137 at September 30, 2010. In connection with the settlement, the IA Sub vs. Concord action was dismissed and the parties exchanged mutual releases.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2010
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$237,369	-	-
Commercial mortgage backed securities	$-	-	11,761
Total assets	$237,369	-	11,761

Put/call agreement in MB REIT	$-	-	(1,598)
Derivative interest rate instruments	$-	(4,049)	-
Total liabilities	$-	(4,049)	(1,598)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

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

At September 30, 2010 and December 31, 2009, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1). To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts (Level 2). The lack of activity in the commercial mortgage backed securities (“CMBS”) market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available (Level 3). The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields (Level 3).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table summarizes activity for the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2010:

	Level 3 Assets	Level 3 Liabilities
Balance, December 31, 2009	$9,551	$(1,950)
Purchases	-	-
Sales	-	-
Realized gains	-	352
Unrealized gains	2,210	-

Balance, September 30, 2010	$11,761	$(1,598)

Unrealized gains are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

September 30, 2010

(unaudited)

The Company recognized certain non-cash impairment charges to write the investments to their fair values in the nine months ended September 30, 2010. The fair values were determined based on discounted future cash flows, using management’s estimates of cash flows, any collateral considerations, the eventual disposition of the investments and appropriate discount and capitalization rates.

The asset groups that were impaired to fair value through this evaluation are:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$21,174	$26,191
Notes receivable	120,000	94,627
Investment in unconsolidated entities	8,884	11,239

Total	$150,058	$132,057

(15) Variable Interest Entities

A VIE is defined as an entity where there is not sufficient equity at risk to support its activities without additional subordinated financial support, or as a group, those with equity at risk in the entity lack any of the following three characteristics: 1) The power, through voting rights or other, to direct the activities that most significantly impact the performance of the entity, 2) The obligation to absorb the expected losses of the legal entity, 3) The right to receive the expected residual returns .  After determining if a legal entity is a VIE, the Company must assess whether it is the primary beneficiary of the VIE, and thus needs to consolidate. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: 1) The power to direct the activities, when taken together, most significantly impact the VIE’s performance, and 2) The obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company has interests in five VIEs, however is the primary beneficiary of only one VIE. The Company is deemed primary beneficiary as it has the power to direct the activities most significant to the financial results of each entity and has the obligation to absorb any significant loss or the right to receive the benefit of any return for each entity. The VIEs of which the Company is the primary beneficiary is a joint venture for retail center developments. The Company has invested a total of $26,790 in this entity as of September 30, 2010.

For those VIEs where the Company is the primary beneficiary, the Company shall present the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations. These amounts are included in the consolidated balance sheets as presented in the table below.

Net investment properties	$35,412
Other assets	1,052
Total assets	$36,464

Mortgages, notes and margins payable	$(10,103)
Other liabilities	(458)
Total liabilities	$(10,561)

Net assets	$25,903

(16)  Subsequent Events

The Company paid distributions to its stockholders of $.50 per share totaling $35,002 and $35,089 in October and November 2010.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2010. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners or borrowers subject under our notes receivable, including development partners.  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three and nine months ended September 30, 2010 and 2009 and as of September 30, 2010 and December 31, 2009. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

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

We believe credit market disruptions and lack of liquidity continue to impact the overall economy and real estate sector. The overall economic environment has experienced a significant slow-down, including lower consumer spending, increased unemployment with many business sectors having experienced lower earnings. Although the general economy has shown signs of a recovery, commercial real estate historically lags the general economy in a recovery. Our segments have experienced lower revenues from this slowdown all of which have impacted our business and results of operations as well as the cash available to pay distributions. However, we have experienced a recovery in the second and third quarter of 2010 in our lodging and multi-family segments and believe these segments will continue to improve over the remainder of 2010 and into 2011.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the nine months ended September 30, 2010 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

•

Debt maturities and leverage ratios.

•

Liquidity levels.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2010 and 2009. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 932 and 904 of our investment properties satisfied the criteria of being owned for the entire three and nine month period ended September 30, 2010 and 2009, respectively, and are referred to herein as "same store" properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to determine the effects of our new acquisitions on net income. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, revenue per available room and average daily rate).

Comparison of the three and nine months ended September 30, 2010 and September 30, 2009

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

Net loss applicable to Company	$(122,480)	$(29,458)

Net loss per share	(.15)	(.04)

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009

Net loss applicable to Company	$(155,949)	$(238,205)

Net loss per share	(.19)	(.29)

Net loss per share changed from $(.04) and $(.29) per share for the three and nine months ended September 30, 2009 to $(.15) and $(.19) per share for the three and nine months ended September 30, 2010. The primary reason for the decrease between the three months ended September 30, 2009 and 2010 was impairment of $94,627 recorded on some of our notes receivable. The primary reason for the decrease between the nine months ended September 30, 2009 and 2010 was a non-recurring loss on consolidated investment in the nine months ended September 30, 2009 of $148,887 as a result to the LIP-H consolidation.

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

Below is a summary of sources of revenue for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	2010 increase (decrease) from 2009
Property rentals	$160,064	$136,892	$23,172
Straight-line rents	4,167	4,471	(304)
Amortization of acquired above and below market leases, net	18	457	(439)

Total rental income	$164,249	$141,820	$22,429

Tenant recovery income	24,936	21,816	3,120
Other property income	5,192	4,889	303
Lodging income	126,797	112,982	13,815

Total property revenues	$321,174	$281,507	$39,667

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	2010 increase (decrease) from 2009
Property rentals	$464,262	$390,153	$74,109
Straight-line rents	13,266	13,861	(595)
Amortization of acquired above and below market leases, net	157	1,086	(929)

Total rental income	$477,685	$405,100	$72,585

Tenant recovery income	71,364	63,939	7,425
Other property income	13,232	13,722	(490)
Lodging income	367,125	350,895	16,230

Total property revenues	$929,406	$833,656	$95,750

Total income increased $39,667 and $95,750 for the three and nine months ended September 30, 2010 over the same period of the prior year. The increase in property revenues in 2010 was due primarily to acquisitions made in 2009 and 2010, as well as an increase in lodging revenues from higher occupancy in the second and third quarter of 2010.

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

	Three months ended September 30, 2010	Three months ended September 30, 2009	2010 increase (decrease) from 2009
Property operating expenses	$35,161	$29,262	$5,899
Lodging operating expenses	82,112	73,443	8,669
Real estate taxes	24,391	22,074	2,317

Total property expenses	$141,664	$124,779	$16,885

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	2010 increase (decrease) from 2009
Property operating expenses	$101,302	$84,047	$17,255
Lodging operating expenses	233,527	219,190	14,337
Real estate taxes	73,728	65,179	8,549

Total property expenses	$408,557	$368,416	$40,141

Total operating expenses increased $16,885 and $40,141 for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 due primarily to effect of the properties acquired in 2009 and 2010 and higher lodging costs resulting from higher occupancy in 2010 compared to 2009.

Other Operating Income and Expenses

Other operating expenses are summarized as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	2010 increase (decrease) from 2009
Depreciation and amortization	$110,637	$100,834	$9,803
Interest expense	77,054	63,368	13,686
General and administrative (1)	8,718	7,435	1,283
Business manager fee	10,000	9,000	1,000

	$206,409	$180,637	$25,772

(1)  Includes expenses paid to affiliates of our sponsor as described below.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	2010 increase (decrease) from 2009
Depreciation and amortization	$331,294	$290,872	$40,422
Interest expense	222,233	182,374	39,859
General and administrative (1)	30,053	35,795	(5,742)
Business manager fee	26,000	27,000	(1,000)

	$609,580	$536,041	$73,539

(1)  Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $9,803 and $40,422 increase in depreciation and amortization expense for the three and nine months ended September 30, 2010 relative to the three and nine months ended September 30, 2009 was due substantially to the impact of the properties acquired in 2009 and 2010.

Interest expense  A summary of interest expense for the three and nine months ended September 30, 2010 and 2009 appears below:

	Three months ended September 30, 2010	Three months ended September 30, 2009	2010 increase (decrease) from 2009
Debt Type
Margin and other interest expense	$5,925	$2,920	$3,005
Mortgages	71,129	60,448	10,681

Total	$77,054	$63,368	$13,686

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	2010 increase (decrease) from 2009
Debt Type
Margin and other interest expense	$15,816	$8,303	$7,513
Mortgages	206,417	174,071	32,346

Total	$222,233	$182,374	$39,859

The $13,686 and $39,859 increase in interest expense for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was primarily due to mortgage debt financings during 2009 and 2010 which increased to $5,636,954 from $5,083,300. Our weighted average interest rate was 5.1% and 4.8% as of September 30, 2010 and 2009, respectively.

As variable rate debt comprises 29% of our overall outstanding debt, we have experienced a lower overall weighted average interest rate due to a historically low London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $8,718 and $30,053 for the three and nine months ended September 30, 2010 and $7,435 and $35,795 for the three and nine months ended September 30, 2009. The decrease is due primarily to a decrease in our acquisition and transaction costs for the three months ended September 30, 2010 and 2009. Acquisition and transaction costs were $1,603 and $8,293 for the nine months ended September 30, 2010 and 2009, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their "invested capital," we pay our business manager an annual business management fee of up to 1% of the "average invested assets," payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee of $26,000 for the nine months ended September 30, 2010 or .23% of average invested assets, and the business manager waived  the remaining $59,389 for the nine months ended September 30, 2010. We paid investment advisory fees of approximately $1,073 and $961 for the nine months ended September 30, 2010 and 2009, respectively.

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

	Three months ended September 30, 2010	Three months ended September 30, 2009	2010 increase (decrease) from 2009
Interest income	$4,435	$6,667	$(2,232)
Dividend income	4,934	3,561	1,373

Total	$9,369	$10,228	$(859)

Realized gains on investment securities	12,976	20,947	(7,971)
Other than temporary impairments	(1,160)	14	(1,174)

Total	11,816	20,961	(9,145)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	2010 increase (decrease) from 2009
Interest income	$11,582	$33,332	$(21,750)
Dividend income	13,662	14,288	(626)

Total	$25,244	$47,620	$(22,376)

Realized gains on investment securities	21,720	31,948	(10,228)
Other than temporary impairments	(1,856)	(4,038)	2,182

Total	19,864	27,910	(8,046)

Interest income was $4,435 and $11,582 for the three and nine months ended September 30, 2010 and $6,667 and $33,332 for the three and nine months ended September 30, 2009. Interest income is earned on our cash balances and notes receivable.

Our notes receivable balance of $316,786 as of September 30, 2010 consisted of installment notes from unrelated parties that mature on various dates through July 2012. The notes are secured by mortgages on land, shopping centers and lodging facilities. Interest only is due each month at rates ranging from 5.68% to 9.5% per annum. For the three and nine months ended September 30, 2010 and 2009, we recorded interest income from notes receivable of $4,239 and $10,745 and $5,960 and $31,278 respectively. The decrease in interest income primarily resulted from non-performance and defaults of our notes receivable which are considered impaired. See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the nine months ended September 30, 2010 and 2009.

Retail Segment

	Total Retail Properties
	As of September 30,
	2010	2009

Retail Properties
Physical occupancy	92%	93%
Economic occupancy	93%	94%
Base rent per square foot	$14.98	$15.68
Gross investment in properties	$4,047,829	$3,385,896

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	128	545,330	6,855	2.7%	2.1%	$12.57
2011	297	1,027,469	15,940	5.1%	5.0%	$15.51
2012	444	2,065,744	36,809	10.2%	11.5%	$17.82
2013	318	1,201,607	20,009	6.0%	6.3%	$16.65
2014	260	1,766,968	25,444	8.8%	8.0%	$14.40
Thereafter	1,300	13,534,011	213,921	67.2%	67.1%	$15.81
	2,747	20,141,129	318,978	100%	100%	$15.84

Our retail business is not highly dependent on specific retailers or specific retail industries which we believe shields the portfolio from significant revenue variances over time. These rates are as of the end of the period and do not represent the average rate during the three months ended September 30, 2010 and 2009. The change in base rent per square foot is a result of our acquisition of 22 retail properties after September 30, 2009.

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

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations notwithstanding the overall decline in the economy or retail environment. However, we continue to actively monitor our retail tenants. We believe that most economic reports and outlooks suggest a positive turn in the economy and retailing and remain cautiously optimistic with respect to our retail business. We do note that a continued downturn in the economy could have negative impact on our tenants’ ability to pay rent or our ability to fill space that is currently vacant, or space that becomes vacant in the near future.

Comparison of Three Months Ended September 30, 2010 to 2009

The table below represents operating information for the retail segment of 733 and 711 properties as of September 30, 2010 and 2009 and for the same store portfolio consisting of 710 properties acquired prior to July 1, 2009. The properties in the same store portfolio were owned for the entire three months ended September 30, 2010 and September 30, 2009.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$77,341	$62,791	$14,550	$62,344	$62,576	$(232)
Tenant recovery income	17,176	13,657	3,519	12,845	13,389	(544)
Other property income	1,301	1,917	(616)	1,067	1,920	(853)

Total revenues	$95,818	$78,365	$17,453	$76,256	$77,885	$(1,629)

Expenses:
Property operating expenses	$14,938	$11,252	$3,686	$11,372	$10,923	$449
Real estate taxes	10,159	8,605	1,554	7,062	8,536	(1,474)

Total operating expenses	$25,097	$19,857	$5,240	$18,434	$19,459	$(1,025)

Net operating income	70,721	58,508	12,213	57,822	58,426	(604)

Average economic occupancy for the period	93%	94%	(1%)	94%	94%	-

Retail properties rental revenues increased from $78,365 in the three months ended 2009 to $95,818 in the three months ended 2010 mainly due to the acquisition of 22 retail properties since September 30, 2009. Retail properties and operating expenses also increased from $19,857 in 2009 to $25,097 in 2010 as a result of these acquisitions.

Comparing on a same store basis, the primary reason for the decrease in revenue is a result of lower renewal rates and lease termination income. Lease termination income was $923 higher for the three months ended September 30, 2009 compared to the three months ended September 30, 2010. We believe an increase in our occupancy is primarily dependent on a recovery of employment and consumer spending which, we believe, should increase demand by retailers for space.

Comparison of Nine months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the retail segment of 733 and 711 properties as of September 30, 2010 and 2009 and for the same store portfolio consisting of 687 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2010 and September 30, 2009.

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$220,756	$181,586	$39,170	$158,541	$159,578	$(1,037)
Tenant recovery income	46,548	39,231	7,317	30,798	33,193	(2,395)
Other property income	3,433	5,167	(1,734)	2,689	5,031	(2,342)

Total revenues	$270,737	$225,984	$44,753	$192,028	$197,802	$(5,774)

Expenses:
Property operating expenses	$42,293	$34,863	$7,430	$27,810	$29,604	$(1,794)
Real estate taxes	29,131	24,894	4,237	20,275	21,924	(1,649)

Total operating expenses	$71,424	$59,757	$11,667	$48,085	$51,528	$(3,443)

Net operating income	199,313	166,227	33,086	143,943	146,274	(2,331)

	Total Retail Segment			Same Store Retail Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Average economic occupancy for the period	93%	94%	(1%)	93%	93%	-

Retail properties real estate rental revenues increased from $225,984 in the nine months ended 2009 to $270,737 in the nine months ended 2010 mainly due to the acquisition of 22 retail properties since September 30, 2009. Retail properties real estate and operating expenses also increased from $59,757 in 2009 to $71,424 in 2010 as a result of these acquisitions.

Comparing on a same store basis, the primary reason for the decrease in revenue is a result of lower renewal rates and lease termination income. Lease termination income was $2,557 higher for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010. The primary reason for the decrease in property operating expenses was a $974 decrease in bad debt expense in 2010 compared to 2009.

Lodging Segment

	Total Lodging Properties
	For the nine months ended September 30,
	2010	2009
Lodging Properties
Revenue per available room	$79	$78
Average daily rate	$113	$118
Occupancy	70%	66%
Gross investment in properties	$2,804,530	$2,649,320

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

During 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as "Average Daily Rate" or "ADR"). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel). For 2010, the industry is predicting improved Revenue per Available Room (“Rev/Par”) ranging from flat to a positive 3% compared to 2009. We believe revenues will start growing when Gross Domestic Product (“GDP”) begins a period of consistent growth. For 2010, we believe that our revenue per available room should be consistent with the overall industry trends and have seen positive trends in occupancy which should position us to increase ADR and Rev/Par in the future. In the second and third quarters of 2010, the industry experienced improved demand and increases in occupancy with some decrease in the average daily rates for an overall improved Rev/Par. This improvement occurred more quickly than expected from the beginning of the year. Expectations for the remainder of the year continue to show positive growth against 2009.

Our third party managers and asset management are continuing to focus on reduction of variable costs and market share gain from competitors in order to continue to improve operating results.

Comparison of Three Months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the lodging segment of 99 and 99 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 92 properties acquired prior to July 1, 2009. The properties in the same store portfolio were owned for the entire three months ended September 30, 2010 and September 30, 2009.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Lodging operating income	$126,797	$112,982	$13,815	$119,850	$112,280	$7,570

Total revenues	$126,797	$112,982	$13,815	$119,850	$112,280	$7,570

Expenses:
Lodging operating expenses to non-related parties	$82,112	$73,443	$8,669	$77,855	$72,816	$5,039
Real estate taxes	6,210	6,585	(375)	5,945	6,526	(581)

Total operating expenses	$88,322	$80,028	$8,294	$83,800	$79,342	$4,458

Net operating income	38,475	32,954	5,521	36,050	32,938	3,112

On a same store basis, the lodging segment’s net operating income reflects an increase from $32,938 to $36,050 or 9%, which primarily is attributable to an increase in same store occupancy to 68% from 72%, and the increase in the Average Daily Rate from $111 to $112 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Expenses increased as a result of occupancy increases.

Comparison of Nine months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the lodging segment of 99 and 99 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 92 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2010 and September 30, 2009.

	Total Lodging Segment			Same Store Lodging Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Lodging operating income	$367,125	$350,895	$16,230	$355,251	$348,691	$6,560

Total revenues	$367,125	$350,895	$16,230	$355,251	$348,691	$6,560

Expenses:
Lodging operating expenses to non-related parties	$233,527	$219,190	$14,337	$226,178	$217,957	$8,221
Real estate taxes	20,386	19,991	395	19,885	19,811	74

Total operating expenses	$253,913	$239,181	$14,732	$246,063	$237,768	$8,295

Net operating income	113,212	111,714	1,498	109,188	110,923	(1,735)

For the nine months ended September 30, 2010 compared to 2009, the properties experienced increasing occupancy rates from 66% to 70%, offset by a decrease in the average daily rate from $118 to $113 which resulted in an overall revenue increase of $6,560. The increase in occupancy resulted in operating expense increases of $8,221 resulting in an overall net operating income decrease from $110,923 to $109,188 or 2%.

Office Segment

	Total Office Properties
	As of September 30,
	2010	2009
Office Properties
Physical occupancy	95%	97%
Economic occupancy	95%	97%
Base rent per square foot	$15.16	$15.32
Gross investment in properties	$1,952,265	$1,949,573

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	11	51,006	452.5%		.3%	$8.86
2011	24	190,608	5,138	2.0%	3.2%	$26.96
2012	28	398,350	7,212	4.2%	4.5%	$18.10
2013	24	552,986	11,253	5.8%	7.0%	$20.35
2014	46	318,241	6,017	3.3%	3.7%	$18.91
Thereafter	100	8,035,761	131,216	84.2%	81.3%	$16.33
	233	9,546,952	161,288	100%	100%	$16.89

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

Our office properties continue to experience high occupancy rates. We believe the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, demonstrate high occupancy rates that are consistent with the strength of the market. The rates shown above are as of the end of the period and do not represent the average rate during the three months ended September 30, 2010 and 2009.

Comparison of Three Months Ended September 30, 2010 to March 31, 2009

The table below represents operating information for the office segment of 40 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 40 properties acquired prior to April 1, 2009. The properties in the same store portfolio were owned for the three months ended September 30, 2010 and September 30, 2009.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$37,386	$38,944	$(1,558)	$37,386	$38,944	$(1,558)
Tenant recovery income	7,020	7,142	(122)	7,020	7,142	(122)
Other property income	1,117	1,389	(272)	1,117	1,389	(272)

Total revenues	$45,523	$47,475	$(1,952)	$45,523	$47,475	$(1,952)

Expenses:
Property operating expenses	$7,329	$7,711	$(382)	$7,329	$7,711	$(382)
Real estate taxes	3,624	3,775	(151)	3,624	3,775	(151)

Total operating expenses	$10,953	$11,486	$(533)	$10,953	$11,486	$(533)

Net operating income	34,570	35,989	(1,419)	34,570	35,989	(1,419)

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Average economic occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

The decrease in revenue and net operating income for the office properties resulted primarily from a decrease in same store occupancy and lower renewal rates in 2010 compared to 2009.

Comparison of Nine months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the office segment of 40 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 36 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the nine months ended September 30, 2010 and September 30, 2009.

	Total Office Segment			Same Store Office Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$112,624	$110,718	$1,906	$89,958	$93,947	$(3,989)
Tenant recovery income	22,057	20,275	1,782	19,554	19,745	(191)
Other property income	2,958	4,175	(1,217)	2,958	4,175	(1,217)

Total revenues	$137,639	$135,168	$2,471	$112,470	$117,867	$(5,397)

Expenses:
Property operating expenses	$22,859	$22,826	$33	$20,724	$21,755	$(1,031)
Real estate taxes	11,277	10,689	588	10,664	10,658	6

Total operating expenses	$34,136	$33,515	$621	$31,388	$32,413	$(1,025)

Net operating income	103,503	101,653	1,850	81,082	85,454	(4,372)

Average economic occupancy for the period	95%	97%	(2%)	94%	96%	(2%)

Office properties real estate rental revenues increased from $135,168 in 2009 to $137,639 in 2010 mainly due to acquisitions in 2009. Office properties real estate and operating expenses also increased from $33,515 in 2009 to $34,136.

On a same store basis, the decrease in net operating income for the office same store comparison resulted primarily from a decrease in same store occupancy and lower renewal rates in 2010 compared to 2009.

Industrial Segment

	Total Industrial Properties
	As of September 30,
	2010	2009
Industrial Properties
Physical occupancy	93%	95%
Economic occupancy	95%	97%
Base rent per square foot	$5.72	$4.79
Gross investments in properties	$1,071,938	$917,627

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	4	86,790	191.5%		.2%	$2.20
2011	12	1,804,735	6,264	11.9%	6.5%	$3.47
2012	9	855,538	2,856	5.6%	3.0%	$3.34

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2013	10	1,381,725	7,771	9.1%	8.1%	$5.62
2014	1	23,218	433.2%		.4%	$18.65
Thereafter	43	11,037,307	78,944	72.7%	81.8%	$7.15
	79	15,189,313	96,459	100%	100%	$6.35

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

Comparison of Three Months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the industrial segment of 72 and 64 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 64 properties acquired prior to July 1, 2009.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$22,223	$18,696	$3,527	$18,180	$18,695	$(515)
Tenant recovery income	445	641	(196)	444	641	(197)
Other property income	279	11	268	16	11	5

Total revenues	$22,947	$19,348	$3,599	$18,640	$19,347	$(707)

Expenses:
Property operating expenses	$543	$1,291	$(748)	$597	$1,292	$(695)
Real estate taxes	573	670	(97)	573	670	(97)

Total operating expenses	$1,116	$1,961	$(845)	$1,170	$1,962	$(792)

Net operating income	21,831	17,387	4,444	17,470	17,385	85

Average economic occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

Industrial properties real estate revenues increased from $19,348 for the three months ended September 30, 2009 to $22,947 for the three months ended September 30, 2010 mainly due to the acquisition of eight properties since September 30, 2009.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are lower than the other segments.

Our overall increase in net operating income for the industrial same store comparison reflects lower property operating expense due to a $450 decrease in bad debt expense offset by lower revenues from a decrease in occupancy and lower recovery income. Our 2% decline in occupancy is primarily driven, we believe, by an overall decline in demand for industrial space. We believe a future recovery in the overall economy will be needed to increase our occupancy.

Comparison of Nine months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the industrial segment of 72 and 64 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2009.

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$65,812	$56,166	$9,646	$54,439	$56,803	$(2,364)
Tenant recovery income	1,758	3,357	(1,599)	1,758	3,357	(1,599)
Other property income	584	572	12	55	73	(18)

	Total Industrial Segment			Same Store Industrial Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)

Total revenues	$68,154	$60,095	$8,059	$56,252	$60,233	$(3,981)

Expenses:
Property operating expenses	$3,215	$3,838	$(623)	$3,072	$3,904	$(832)
Real estate taxes	2,008	2,762	(754)	2,008	2,762	(754)

Total operating expenses	$5,223	$6,600	$(1,377)	$5,080	$6,666	$(1,586)

Net operating income	62,931	53,495	9,436	51,172	53,567	(2,395)

Average economic occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

Industrial properties real estate revenues increased from $60,095 for the nine months ended September 30, 2009 to $68,154 for the nine months ended September 30, 2010 mainly due to the acquisition of eight properties since September 30, 2009. Industrial properties real estate and operating expenses decreased from $6,600 in 2009 to $5,223 in 2010, primarily as a result of lower real estate tax assessments.

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

Multi-family Segment

	Total Multi-family Properties
	For the nine months ended September 30,
	2010	2009
Multi-Family Properties
Economic occupancy	89%	88%
End of month scheduled base rent per unit per month	$867	$851
Gross investment in properties	$917,804	$758,220

Our portfolio contains 29 multi-family properties, each reporting stable rental rate levels. These rates are as of the end of the period and do not represent the average rate during the three months ended September 30, 2010 and 2009. We have noted increased demand in our properties during the second and third quarters of 2010. We expect occupancy rates to recover and rental rates to grow modestly. The increase in base rent per unit is primarily a result of acquisitions made since September 30, 2009.

Comparison of Three Months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the multi-family segment of 29 and 24 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 18 properties acquired prior to July 1, 2009. The properties in the same store portfolio were owned for the entire three months ended September 30, 2010 and September 30, 2009.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$24,034	$17,969	$6,065	$14,914	$14,468	$446
Tenant recovery income	76	74	2	73	74	(1)
Other property income	2,407	1,533	874	1,316	1,264	52

Total revenues	$26,517	$19,576	$6,941	$16,303	$15,806	$497

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Expenses:
Property operating expenses	$11,742	$8,067	$3,675	$7,154	$6,778	$376
Real estate taxes	3,682	2,278	1,404	1,904	1,856	48

Total operating expenses	$15,424	$10,345	$5,079	$9,058	$8,634	$424

Net operating income	11,093	9,231	1,862	7,245	7,172	73

Average economic occupancy for the period	90%	89%	1%	89%	88%	1%

Multi-family real estate rental revenues increased from $19,576 for the three months ended September 30, 2009 to $26,517 for the three months ended September 30, 2010. The increases are mainly due to the acquisition of five properties as well as the increase in occupancy since September 30, 2009. Multi-family properties’ real estate and operating expenses also increased from $10,345 in 2009 to $15,424 in 2010 as a result of these acquisitions and increases in occupancy.

Comparison of Nine months Ended September 30, 2010 to September 30, 2009

The table below represents operating information for the multi-family segment of 29 and 24 properties owned as of September 30, 2010 and 2009, respectively, and for the same store portfolio consisting of 17 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2010 and September 30, 2009.

	Total Multi-Family Segment			Same Store Multi-Family Segment
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$68,641	$46,708	$21,933	$41,853	$40,954	$899
Tenant recovery income	219	212	7	206	212	(6)
Other property income	6,163	3,751	2,412	3,394	3,136	258

Total revenues	$75,023	$50,671	$24,352	$45,453	$44,302	$1,151

Expenses:
Property operating expenses	$30,974	$19,119	$11,855	$18,148	$17,188	$960
Real estate taxes	10,513	6,482	4,031	5,145	5,596	(451)

Total operating expenses	$41,487	$25,601	$15,886	$23,293	$22,784	$509

Net operating income	33,536	25,070	8,466	22,160	21,518	642

Average economic occupancy for the period	89%	90%	(1%)	90%	89%	1%

Multi–family real estate rental revenues increased from $50,671 for the nine months ended September 30, 2009 to $75,023 for the nine months ended September 30, 2010. The increases are mainly due to the acquisition of five properties since September 30, 2009. Multi-family properties real estate and operating expenses also increased from $25,601 in 2009 to $41,487 in 2010 as a result of these acquisitions.

LIP-H Segment

	Total LIP-H Properties
	As of September 30,
	2010	2009
LIP-H Properties
Economic occupancy	84%	83%
Base rent per square foot	$31.24	$31.16
Gross investments in properties	$128,807	$128,647

The following table represents lease expirations for the LIP-H segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2010	2	2,800	98.7%		.9%	$35.00
2011	5	11,440	225	2.8%	1.7%	$19.67
2012	4	7,240	84	1.8%	.6%	$11.60
2013	1	7,400	160	1.8%	1.2%	$21.62
2014	3	19,474	437	4.8%	3.3%	$22.44
Thereafter	14	360,349	11,987	88.1%	92.3%	$33.26
	29	408,703	12,991	100%	100%	$31.79

Comparison of Three Months Ended September 30, 2010 to September 30, 2009 and Nine months Ended September 30, 2010 to Period Beginning January 6, 2009 to September 30, 2010

The table below represents operating information for the LIP-H segment of eight properties for the three and nine months ended September 30, 2010 and the three months and period ended September 30, 2009.

	Three Months Ended September 30,			Nine months and Period Ended September 30,
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenues:
Rental income	$3,265	$3,420	$(155)	$9,852	$9,922	$(70)
Tenant recovery income	219	302	(83)	782	864	(82)
Other property income	88	39	49	94	57	37

Total revenues	$3,572	$3,761	$(189)	$10,728	$10,843	$(115)

Expenses:
Property operating expenses	$609	$941	$(332)	$1,961	$3,400	$(1,439)
Real estate taxes	143	161	(18)	413	362	51

Total operating expenses	$752	$1,102	$(350)	$2,374	$3,762	$(1,388)

Net operating income	2,820	2,659	161	8,354	7,081	1,273

Average economic occupancy for the period	86%	83%	3%	84%	81%	3%

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

Acquisitions and Investments

We completed approximately $878.1 million and $943.4 million of real estate and investments in the nine months ended September 30, 2010 and 2009, respectively. These acquisitions and investments were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, the proceeds from the offerings of our shares of common stock through 2009, and DRP proceeds through the third quarter of 2010.

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

Joint Venture	Description	Investment at September 30, 2010 (000s)	Remaining Commitment (000s)
Primarily Development
Weber/Inland American Lewisville TC, LP	Retail center development	$-	$-

Primarily Operating
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	$68,455	$-
Cobalt Industrial REIT II	Industrial portfolio	128,162	-
Net Lease Strategic Asset Fund L.P.	Net lease assets	164,851	-
NRF Healthcare, LLC	Senior housing portfolio	90,506	-
Other operating joint ventures	Various entities	24,316	3,137
		$476,290	$3,137

Total		$476,290	$3,137

Investments in Developments

We have development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family sectors. In addition, we have purchased land and incurred pre-development costs of $124.6 million for an additional five multi-family projects. We will most likely not commence construction on these five projects until construction financing becomes available at rates and terms acceptable to us although we intend to develop these projects.

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

The properties under development and all amounts set forth below are as of September 30, 2010. (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Estimated Placed in Service Date (b)	Note Payable as of September 30, 2010 ($)	Percentage Pre-Leased as of September 30, 2010 (d)

Cityville Carlisle	Dallas, TX	Multi-family	211,512	37,690	40,775 (e)	Q4 2010	22,427	57%
Cityville Block 121	Birmingham, AL	Multi-family	272,960	34,007	37,314	Q4 2010	13,942	49%
Stone Creek	San Marcos, TX	Retail	469,741	47,454	65,952	(c)	9,753	63%
Woodbridge	Wylie, TX	Retail	519,745	36,903	65,806	(c)	10,651	45%
				156,054	209,847		56,773

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

(e)

We have a remaining commitment to fund $2.2 million.

Notes Receivable

Our notes receivable balance was $316.8 million and $423.5 million as of September 30, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through July 2012 and installment notes assumed in the Winston acquisition. As of September 30, 2010, investments in notes receivable consisted primarily of an aggregate $120.0 million in loans secured by three parcels of land held for development in Florida and California and a $140.8 million loan participation secured by a portfolio of 25 retail centers located in 13 states. The remaining $56.0 million, of which $2.5 million is considered impaired, represents loans to various third parties secured by operating retail and lodging properties as well as land held for development. Interest only is due each month at rates ranging from 5.68% to 9.50% per annum. For the nine months ended September 30, 2010 and 2009, we recorded interest income from notes receivable of $10.7 million and $31.2 million, respectively, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

In the nine months ended September 30, 2010, we purchased a note receivable in the amount of $34 million, collateralized by a shopping center. In the second quarter of 2010, we foreclosed on the note and assumed the underlying collateral in the amount of $36.5 million.

The table below represents the composition of our notes receivable as of September 30, 2010 (amounts in thousands).

Collateral Base	Interest Rate	Maturity Dates	Initial Carrying Value	Cumulative Recognized Impairment	Carrying Value as of September 30, 2010
Stan Thomas Properties (1)	9.00-9.25%	04/30/10	214,627	94,627	120,000
Retail centers (2)	LIBOR + 5.40%	12/09/10	140,800	-	140,800
Other (3)	5.68%-9.50%	05/09/09-06/01/12	95,711	39,725	55,986
			451,138	134,352	316,786

(1)

Balance consists of three loans on which impairment of $94,627 was recorded. No interest has been paid on these loans for the nine months ended September 30, 2010. See below for further discussion on these loans.

(2)

Loan was extended to 12/9/2010 and discussions are ongoing with the borrowers to restructure the loan.  We believe we will recover the full amount of the loan based on the fair value of the collateral.

(3)

Balance consists of nine loans, of which five loans with a carrying value of $2,500 are considered impaired.

On October 22, 2010, we entered into a restructure agreement with the borrower on three loans, being Stan Thomas Properties. Prior to the restructuring, these loans were considered impaired as the borrower had not made the required interest payments since July of 2009. We previously had not recorded any impairment losses on these loans as we believed that the estimated fair value of the underlying collateral was greater than its book value for these loans, based on appraisals of the underlying collateral.

As part of the restructure, we will receive title and all rights to two land parcels, located in Florida and California, that secured the note receivables, and in return, we released our collateral rights to a third land parcel as well as the personal guarantees of Stan Thomas.

The collateral subject to the restructure and foreclosure will be recorded in investment properties, effective October 22, 2010, at fair value. For the three months ended September 30, 2010, we adjusted our fair value estimate to recognize the release of our collateral rights to a third land parcel and personal guarantees as well as current fair values for the two land sites that will be received as part of the restructure. The changes reduced the estimated fair value of the collateral to $120 million, resulting in impairment of $94.6 million for the three and nine months ended September 30, 2010. Our analysis of the fair value of the collateral includes the review of third party appraisals. These fair value estimates are calculated using significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels. The primary inputs are conditioned on a long-term recovery of these real estate markets so that development of certain infrastructure relating to the parcels will deliver positive risk-adjusted returns.

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

We evaluate the collectability of the notes, including an evaluation of the fair value of the collateral, which includes a review of third party appraisals. We determine the amount of impairment to recognize based on a determination of the fair value of the underlying collateral or an estimate of expected discounted cash flows. For the nine months ended September 30, 2010, we recorded $94.6 million of impairment losses, which consists of the $94.6 million Stan Thomas impairment discussed above.

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

Distributions

We declared monthly cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2010 to September 30, 2010 totaling $312.3 million or $.50 per share on an annualized basis. These cash distributions were paid with $271.1 million from our cash flow from operations, $23.0 million provided by distributions from unconsolidated entities, $14.3 million gain on sales of properties, as well as excess cash flow of $59.7 million from prior years. Our average dividend reinvestment program participation was 50% for the nine months ended September 30, 2010 compared to 58% for the nine months ended September 30, 2009.

The following chart presents a historical view of our common stock distribution coverage (amounts below are stated in thousands).

	For the nine months ended	For the twelve months ended
	September 30, 2010	2009	2008	2007	2006	2005
Cash flow provided by operations	$271,141	369,031	384,365	263,420	65,883	11,498
Distributions from unconsolidated entities	$22,996	32,081	41,704	-	-	-
Gain on sales of properties	$14,252	-	-	-	-	-
Distributions declared	$(312,345)	(405,337)	(418,694)	(242,606)	(41,178)	(438)
Excess (deficiency)	$(3,956)	(4,225)	7,375	20,814	24,705	11,060

We believe the current deficits are temporary and as the economy, and, in particular, our lodging segment, improves we believe there will be excess coverage of our distributions for future years.

Effective as of September 21, 2010, we adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Plan”). Under the Plan, beginning with reinvestments made after September 21, 2010, and until a new estimated value per share has been established, distributions may be reinvested in shares of our common stock at a price equal to $8.03 per share.

Financing Activities and Contractual Obligations

Borrowings

During the nine months ended 2010, we borrowed $35.8 million against our portfolio of marketable securities. We borrowed approximately $386.2 million secured by mortgages on our properties and assumed $457.7 million of debt at acquisition for the nine months ended September 30, 2010. We repaid $38 million on our margin securities debt for the nine months ended September 30, 2009 and borrowed approximately $146 million secured by mortgages on our properties for the nine months ended September 30, 2009.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2010 (dollar amounts are stated in thousands).

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$34,232	114,589	150,427	548,246	285,635	2,839,405	3,972,534
Variable rate debt (mortgage loans)	$160,774	595,620	321,893	417,288	40,572	128,273	1,664,420

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.72%	5.11%	5.49%	5.70%	5.51%	5.69%	5.67%
Variable rate debt (mortgage loans)	3.35%	3.24%	4.53%	3.76%	2.07%	5.38%	3.77%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $42.5 million, net of accumulated amortization, is outstanding as of September 30, 2010.

We have seven interest rate swap agreements that have converted $201.2 million of our mortgage loans from variable to fixed rates. The pay rates range from .63% to 4.75% with maturity dates from March 31, 2011 to March 27, 2013.

As of September 30, 2010, we had approximately $195.0 million and $710.2 million in mortgage debt maturing in 2010 and 2011, respectively. Of the $195.0 million maturing in 2010, $101.0 million reflects joint venture debt that is consolidated on our balance sheet, including LIP-H, but which is not recourse to us. Of the $710.2 million maturing in 2011, $373.0 million is subject to contractual extensions of at least one year.

We are in the process of negotiating refinancing and extinguishing the debt maturing in the remainder of 2010.  It is anticipated that we will be able to extinguish all remaining 2010 maturities in a timely manner. We will continue to work toward refinancing all remaining debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings. Although there is continued volatility, we believe conditions seem to be loosening and lenders are returning to the market, particularly for high quality assets.

Summary of Cash Flows

	Nine months ended September 30,
	2010	2009
	(In thousands)
Cash provided by operating activities	$271,141	$284,479
Cash used in investing activities	(551,431)	(428,176)
Cash provided by (used in) financing activities	18,011	(170,413)
Decrease in cash and cash equivalents	(262,279)	(314,110)
Cash and cash equivalents, at beginning of period	500,491	945,225
Cash and cash equivalents, at end of period	$238,212	$631,115

Cash provided by operating activities was $271.1 million and $284.5 million for the nine months ended September 30, 2010 and 2009, respectively, and was generated primarily from operating income from property operations and interest and dividends. The decrease is primarily a result of decreases in our interest income from notes receivable.

Cash used in investing activities was $551.4 million and $428.2 million for nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, cash was used primarily for purchases of investment properties and investments in marketable securities.

Cash provided by (used in) financing activities was $18.0 million and $(170.4) million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2009, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $208.0 million. We generated approximately $35.8 million by borrowing against our portfolio of marketable securities during the nine months ended September 30, 2010. We generated approximately $386.2 million from borrowings secured by mortgages on our properties for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we generated approximately $146 million from borrowings secured by mortgages on our properties. During the nine months ended September 30, 2010 and 2009, we paid approximately $311.7 and $309 million, respectively, in distributions to our common stockholders.  We also paid off mortgage debt in the amount of $223.0 million and $155.0 million for the nine months ended September 30, 2010 and 2009.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of nine months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Contractual Obligations

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of September 30, 2010, we would be obligated to pay as much as $35.2 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing.

As of September 30, 2010, we had outstanding commitments to fund approximately $3.1 million into joint ventures and $2.2 million for various development projects. We intend on funding these acquisitions with cash on hand of approximately $238.2 million.

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

Joint Venture	Ownership %	Investment at September 30, 2010
Net Lease Strategic Asset Fund L.P.	85%	$164,851

Cobalt Industrial REIT II	36%	128,162

D.R. Stephens Institutional Fund, LLC	90%	68,455

NRF Healthcare, LLC	(a)	90,506

Other Unconsolidated Joint Ventures	Various	24,316

		$476,290

(a)

We invested $100,000 in NRF Healthcare, LLC in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend. The entity was previously known as Wakefield Capital, LLC.

Our unconsolidated joint ventures had total third party debt of $1,950,414 at September 30, 2010 that matures as follows:

2010	$140,584
2011	138,193
2012	411,854
2013	159,035
2014	138,876
Thereafter	961,872

$1,950,414

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

	As of	As of
	September 30, 2010	December 31, 2009

Total assets	$11,595,801	11,328,211

Mortgages, notes and margins payable	$5,658,600	5,085,899

	For the nine months ended September 30,
	2010	2009

Total income	$929,406	833,656

Total interest and dividend income	$25,244	47,620

Net loss attributable to Company	$(155,949)	(238,205)

	For the nine months ended September 30,
	2010	2009
Net loss per common share, basic and diluted (a)	$(.19)	(.29)

Distributions declared to common stockholders	$312,345	302,625

Distributions declared per weighted average common share (a)	$.37	.37

Funds From Operations (a)(b)	$190,825	91,540

Cash flows provided by operating activities	$271,141	284,479

Cash flows used in investing activities	$(551,431)	(428,176)

Cash flows provided by (used in) financing activities	$18,011	(170,413)

Weighted average number of common shares outstanding, basic and diluted	832,292,463	808,157,928

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares, only to the extent of a shareholder's basis. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

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

		For the nine months ended September 30,
		2010	2009
	Net loss applicable to common shares	$(155,949)	(238,205)
Add:	Depreciation and amortization:
	Related to investment properties	332,228	293,339
	Related to investment in unconsolidated entities	30,697	38,309
Less:	Gain on sale of properties	14,252
	Noncontrolling interests' share:
	Depreciation and amortization related to investment properties	1,899	1,903

	Funds from operations	$190,825	91,540

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income from the periods presented:

	For the nine months ended September 30,
	2010	2009
Additions (deductions) that were included in net income and FFO
Provision for asset impairment	$(27,136)	(14,492)
Impairment of note receivable	$(94,627)	(22,949)
Loss on consolidated investment	$-	(148,887)
Equity in loss of Concord Debt Holdings, LLC	$(3,696)	(39,693)
Impairment of investment in unconsolidated entities	$(11,239)	(2,706)
Gain on extinguishment of debt	$19,227	-
Realized gain (loss) and impairment on securities, net	$19,864	27,910

Subsequent Events

We paid distributions to our stockholders of $.50 per share on an annualized basis in October and November, 2010 totaling $70.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $16.6 million. If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $16.6 million.

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

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$34,232	114,589	150,427	548,246	285,635	2,839,405	3,972,534
Variable rate debt (mortgage loans)	$160,774	595,620	321,893	417,288	40,572	128,273	1,664,420

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.72%	5.11%	5.49%	5.70%	5.51%	5.69%	5.67%
Variable rate debt (mortgage loans)	3.35%	3.24%	4.53%	3.76%	2.07%	5.38%	3.77%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $42.5 million, net of accumulated amortization, is outstanding as of September 30, 2010.

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

Other than temporary impairments were $1.6 and $4 million for the nine months ended September 30, 2010 and 2009, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be during 2010.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of September 30, 2010. (dollar amounts stated in thousands)

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Marketable securities	$298,999	$237,369	$213,632	$261,106

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2010 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value of September 30, 2010
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(505)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(2,156)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(626)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	-
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(301)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(348)
August 19, 2010	August 31, 2010	March 27, 2012	.63%	1 month LIBOR	34,852	(113)

					$201,221	$(4,049)

(1) Interest rate CAP at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be  recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,598 and $1,950 and is included in advance rent and other liabilities on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Except as otherwise described below or in our Form 10-Q filed for the quarters ended March 31, 2010 and June 30, 2010 or below, there were no material developments during the nine months ended September 30, 2010 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the Inland American Concord (Sub), LLC (“IA Sub”) v. Lex-Win Concord LLC (“Concord”) action previously described, on August 26, 2010, the parties agreed to modify the settlement agreement such that all matters between Lexington, Winthrop and the Company relating to the IA Sub v. Concord action are settled notwithstanding the existence of the Appeal and the possibility that the CDO bonds at issue in the Appeal were not cancelled. As part of the modified settlement, we made a contribution of $9.5 million. In connection with the settlement, the IA Sub vs. Concord action was dismissed and the parties exchanged mutual releases.

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

In addition, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has the effect of increasing cash flow from operations for the relevant period because we do not have to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period.  We would, however, need to use cash at some point in the future to pay any fee or reimbursement that was deferred.  For the nine months ended September 30, 2010, we paid a business management fee of $26 million, or approximately .23% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $1.1 million, together which are less than the full 1% fee that the business manager could be paid. There is no assurance that our business manager will forgo or defer any portion of its business management fee in the future, which may affect our ability to pay distributions or result in us having less cash available for other uses.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the nine months ended September 30, 2010, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the nine months ended September 30, 2010, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

In the event that we have a concentration of properties in a particular geographic area, and lack a geographically diversified portfolio, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area. As of September 30, 2010, approximately 3%, 4%, 4%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Washington, D.C., Dallas, Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at September 30, 2010, 34 of our lodging facilities, or approximately 34% of our lodging portfolio, were located in the eight eastern seaboard states ranging from Connecticut to Florida, including 11 hotels located in North Carolina. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. This geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of September 30, 2010, we had entered into joint venture agreements with seventeen entities to fund the development or acquisition of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. The balance of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $476.3 million. For the nine months ended September 30, 2010, we recognized losses of $5.3 million. Our joint venture investments may involve risks not otherwise present with other methods of investment in real estate, as our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current venture partners, which in some cases has resulted in litigation with these partners.  Specifically, we were involved in litigation in respect of our ventures with Lex-Win Concord LLC and affiliates of The Lauth Group, Inc.; we have entered into settlement agreements in respect of both matters.  There can be no assurance that an adverse outcome in any future lawsuit will not have a material effect on our results of operations for any particular period. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business.

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

As of September 30, 2010, we had investments valued at $249.1 million in real estate related equity and debt securities. Many of the entities that we have invested in have reduced the dividends paid on their stocks. The stock prices for these entities have declined since our initial purchase. There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.

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

Effective March 30, 2009, our board of directors voted to suspend the share repurchase program until further notice. Therefore, no shares were repurchased during the months of July, August or September 2010. Written notice of the suspension was provided to each stockholder pursuant to the terms of the share repurchase program.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	November 12, 2010	Date:	November 12, 2010

Exhibit Index

Exhibit No.	Description
3.1

Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 26, 2010)

3.2

Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1

Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 23, 2010)

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on December 20, 2006 (file number 333-139504))

4.3

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1

Amended and Restated Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 26, 2010)

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