Form 10-K
period 2010-12-31
Inland American Real Estate Trust, Inc.
filed 2011-03-11
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant has completed a follow-on primary offering of its shares of common stock pursuant to a registration statement on Form S-11. In each of its primary offerings, the registrant sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 834,122,708.

As of March 1,2011, there were 850,557,604 shares of the registrant’s common stock outstanding.

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

-i-

PART I

Item 1. Business

General

Inland American Real Estate Trust, Inc., a Maryland corporation, was incorporated in October 2004. We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We acquire, own, operate and develop a diversified portfolio of commercial real estate, including retail, multi-family, industrial, lodging, and office properties, located in the United States. We acquire these assets directly by purchasing the property or through joint ventures, including joint ventures in which we do not own a controlling interest. We do not focus our property acquisitions in any one particular geographic location within the United States. Our investment policies and strategies are very broad and do not require us to invest any specific amount or percentage of assets in any one type of investment. Further, we have not adopted any policies limiting the amount or percentage of assets that we may invest in commercial real estate, entities owning commercial real estate or other real estate assets. We do not intend to acquire real estate assets located outside of the United States and Canada.

Inland American is a diversified REIT, and we focus on maximizing stockholder value by utilizing the depth of our expertise to capitalize on opportunities in the real estate industry. We believe our capacity to identify and react to investment opportunities is one of our biggest strengths.

At December 31, 2010, the Company owned a portfolio of 980 commercial real estate properties. The breakdown by segment is as follows:

Segment	Property Count	Square Feet /Rooms/Units
Retail	735	21,649,521 square feet
Lodging	99	15,380 rooms
Office	47	10,612,479 square feet
Industrial	72	15,959,342 square feet
Multi-Family	27	9,790 units

Segment Data

We have five business segments: Retail, Lodging, Office, Industrial, and Multi-family. We evaluate segment performance primarily based on net property operations. Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, noncontrolling interest expense or interest and other investment income from corporate investments. The non-segmented assets include our cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable. Information related to our business segments for the year 2010 is set forth in Note 16 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Customers

For the year ended December 31, 2010, we generated more than 16% of our rental revenue from two tenants, SunTrust Bank and AT&T, Inc. SunTrust Bank leases multiple properties throughout the United States, which collectively generated approximately 9% of our rental revenue for the year ended December 31, 2010. For the year ended December 31, 2010, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc.

Tax Status

We and Minto Builders (Florida), Inc., a majority owned subsidiary, herein referred to as MB REIT, have elected to be taxed as REITs, under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the “Code”) beginning with the tax year ended December 31, 2005. Because we and MB REIT qualify for taxation as

REITs, we and MB REIT generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we or MB REIT fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we or MB REIT will be subject to federal and state income tax on our taxable income at regular corporate rates. Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on our income, property or net worth, respectively, and to Federal income and excise taxes on our or MB REIT’s undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, banks, insurance companies, mutual funds, institutional investors, investment banking firms, hedge funds, governmental bodies and other entities. We also face competition from real estate investment programs, including three REITs, sponsored by our sponsor and its affiliates for retail shopping centers and single tenant net-leased properties that may be suitable for our investment.

Employees

We have 99 full-time individuals employed primarily by our multi-family subsidiaries. Our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.’s affiliated entities, including our business manager, and are compensated by these entities, in part, for their services rendered to us. For these purposes, secretary is not considered an “executive officer.”

We have entered into a business management agreement with Inland American Business Manager & Advisor, Inc. to serve as our business manager, with responsibility for overseeing and managing our day-to-day operations, and property management agreements with each of our property managers. We pay fees to each of our business manager and our property managers in consideration for the services they perform for us pursuant to these agreements.

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

Environmental Matters

Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties.

Seasonality

The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment. All of our other segments are not seasonal in nature.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Risks Related to Our Business

Recent disruptions in the financial markets and current economic conditions could adversely affect our ability to refinance or secure additional debt financing at attractive terms and the values of our investments.

The capital and credit markets have been extremely volatile since the fall of 2008. In particular, the real estate debt markets have experienced volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies, therefore making it more costly to refinance our existing debt and to obtain new financing on attractive terms. If overall borrowing costs continue to increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns.

In addition, the disruptions in the financial markets and recent economic conditions have negatively impacted commercial real estate fundamentals, which could have, and in some cases have already had, various negative impacts on the value of our investments, including:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; or

•

revenues from our properties have decreased, and could continue to decrease, due to lower occupancy and rental rates, which may make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

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

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions and will result in us having less cash available for other uses.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. We will, however, need to use cash at some point in the future to pay any fee or reimbursement that is deferred. For the year ended December 31, 2010, we paid a business management fee of $36 million, or approximately 0.32% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $1.4 million, together which are less than the full 1% fee that the business manager could be paid. There is no assurance that our business manager will forgo or defer any portion of its business management fee in the future. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), as well as proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness.

There is no public market for our shares, and you may not be able to sell your shares, including through our share repurchase program.

There is no public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. Further, our amended and restated share repurchase program, which will become effective on April 11, 2011, will permit us to repurchase shares only upon the death of the beneficial owner.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2010, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

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

•

adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•	the relative illiquidity of real estate investments;

•	changing market demographics;

•	an inability to acquire and finance, or refinance, properties on favorable terms, if at all;

•	acts of God, such as earthquakes, floods or other uninsured losses; and

•	changes or increases in interest rates and availability of financing.

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

The U.S. economy is emerging from a severe recessionary contraction, which resulted in increased vacancy rates for certain classes of commercial property, including office, retail and industrial properties, due to increased tenant delinquencies and defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings led to reduced demand for office and industrial space and reduced consumer demand for retail products and services, which has led to reduced demand for retail space. In addition, declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions lowered the revenues and profitability of our hotel properties and therefore the net operating profits of the lessees to whom we lease our hotel properties.

If economic conditions do not recover or result in a further downtown, we may be required to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquired the properties, and the value of our real estate assets could decrease below the amounts we paid for them. In addition, revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. Additionally, we will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

We depend on tenants for the majority of our revenue, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

From time to time certain of our tenants have failed to pay their rent, causing us to lose the revenue associated with the relevant lease. If these defaults become significant, we will be forced to use other funds to make payments on the mortgage indebtedness secured by the impacted property to prevent a foreclosure action. If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. We would face increased difficulties with respect to a lease containing co-tenancy provisions where a failure by one tenant gives another tenant the right to abate minimum rent, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease. In addition, if a tenant at one of our “single-user facilities,” properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Recent economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

For the year ended December 31, 2010, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the year ended December 31, 2010, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

In addition to these tenants, our retail shopping center properties typically are anchored by large, nationally recognized tenants. At any time, our tenants may experience a downturn in their business that may weaken significantly their financial condition. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties. Loss of, or a store closure by, an anchor or major tenant could significantly reduce our occupancy level or the rent we receive from our retail properties.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. As of December 31, 2010, approximately, 4%, 4%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Dallas, Minneapolis, Chicago and Houston metropolitan areas, respectively.

Additionally, at December 31, 2010, 34 of our lodging facilities, or approximately 34% of our lodging portfolio, were located in Washington D.C. and the eight eastern seaboard states ranging from Connecticut to Florida, including 11 hotels located in North Carolina. Additionally, 22% of our facilities were located in Texas. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the water and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

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

As of December 31, 2010, we had entered into joint venture agreements with sixteen entities to fund the investment of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $573.2 million. For the year ended December 31, 2010, we recognized losses of $18.7 million and impairment of $11.2 million associated with these ventures.

With respect to these investments, we are not in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investment in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current venture partners, which in some cases has resulted in litigation with these partners. There can be no assurance that an adverse outcome in any future lawsuit will not have a material effect on our results of operations for any particular period. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business. We also face the risk that our venture partners may become bankrupt, which would mean that we and any other remaining venture partners would generally remain liable for the joint venture’s liabilities, and the risk that that our partners may fail to fund their share of any required capital contributions, which could result in us having to contribute that capital. In addition, our relationships with our venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.

Current credit market disruptions and recent economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our development projects, including projects where we have notes receivable, or becoming bankrupt or insolvent.

We have entered into, and may continue to enter into, projects that are in various stages of pre-development and development. Investing in properties under development, and in lodging facilities, which typically must be renovated or otherwise improved on a regular basis, including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. The current economic climate has continued to impact real estate developments as well. The current slow-down in consumer spending has negatively impacted the retail environment in particular, and is causing many retailers to pull back from new leasing and expansion plans. We believe that our retail developments will experience longer lease-up periods and future leasing will be at leasing rates less than originally underwritten.

In addition, recent economic conditions have caused an increase in developer failures. The developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also other projects in which they are involved. A default by a developer in respect of one of our development project investments, or the bankruptcy, insolvency or other failure of a developer for one of these projects, may require that we determine whether we want to assume the senior loan, fund monies beyond what we are contractually obligated to fund, take over development of the project, find another developer for the project, or sell our interest in the project. Developer failures could give tenants the right to terminate pre-construction leases, delay efforts to complete or sell the development project and could ultimately preclude us from realizing our anticipated returns. These events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to hold and complete the development project.

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

Our ability to sell real estate assets is limited by many factors, such as limitations imposed by the Code on REITs, general economic conditions, the availability of financing to the purchaser, interest rates and the supply and demand for the particular asset type. Specifically, as a result of recent economic conditions, potential purchasers may be unable to obtain financing on acceptable terms, if at all, thereby delaying our ability to sell our real estate investments. In addition, the capitalization rates at which properties may be sold could rise, thereby reducing our potential proceeds from sale. In addition, if we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser and may incur significant litigation costs in enforcing our rights against the purchaser. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

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

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, either of which may negatively impact our operations and ability to pay distributions.

The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

Risks Related to Investments in Other Real Estate Assets

Our investments in equity and debt securities have materially impacted, and may in the future materially impact, our results.

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

As of December 31, 2010, we had investments valued at $268.7 million in real estate related equity and debt securities. Many of the entities that we have invested in have reduced the dividends paid on their stocks. The stock prices for these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss. There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.

Any mortgage loans that we originate or purchase are subject to the risks of delinquency and foreclosure.

We may originate and purchase mortgage loans. These loans are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by an income-producing property depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. A property’s net operating income can be affected by, among other things:

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

In some instances, we acquire real estate assets by using either existing financing or borrowing new monies. Our articles generally limit the total amount we may borrow to 300% of our net assets. In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” (subject to certain adjustments) to our stockholders, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.

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

We have financed, and may continue to finance, our property acquisitions or any re-financings using interest-only mortgage indebtedness. During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we are required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and reduce the funds available for distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

We have borrowed money that bears interest at variable rates. To date, we have effectively converted some of our variable rate debt into fixed rate debt through the use of swap agreements. Increases in interest rates in variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

To hedge against interest rate fluctuations, we use derivative financial instruments, which may be costly and ineffective.

From time to time, we use derivative financial instruments to hedge exposures to changes in interest rates on certain loans secured by our assets. Our derivative instruments currently consist of interest rate swap contracts but may, in the future, include, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. A counterparty could fail, shut down, file for bankruptcy or be unable to pay out contracts. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot provide assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. We may be unable to manage these risks effectively.

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

Our operation and management may be influenced or affected by conflicts of interest arising out of our relationship with entities sponsored by our sponsor. Specifically, our sponsor has sponsored another REIT, Inland Diversified Real Estate Trust, Inc., which relies on an affiliate of our business manager to serve as its business manager. Inland Diversified invests in the same broad range of asset types as us. As a result, we may be seeking to buy properties and other real estate assets at the same time as Inland Diversified. The resolution of conflicts in favor of Inland Diversified and any other entities sponsored by our sponsor could result in us losing investment opportunities, losing tenants or suffering from delays in locating replacement tenants.

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

Our business manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and on the purchase price paid to acquire controlling interests in REITs or other real estate operating companies. The book value of our assets includes amounts borrowed to acquire these assets. Also, we will pay our business manager a fee each time we acquire a REIT or other real estate operating company and an affiliate of our business manager receives fees for managing our portfolio of marketable securities. Our business manager may, therefore: (1) borrow more money than prudent to increase the amount we can invest or (2) retain instead of sell assets. Further, because we will pay our business manager a fee when we acquire a controlling interest in a REIT or other real estate operating company but not a fee interest in real estate, our business manager may focus on, and recommend, acquiring REITs or other real estate operating companies even if fee interests in real estate assets generate better returns.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us. In addition, because employees of our business manager are given broad discretion to determine when to consummate a particular real estate transaction, we rely on these persons to dictate the level of our business activity. Fees paid to our business manager, property managers and other affiliates of our sponsor reduce funds available for distribution. We have also issued stock to our business manager in consideration of acquisition fees earned by the business manager. These issuances have the effect of reducing the percentage of our outstanding shares owned by our stockholders.

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

We intend to continue conducting our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries continue to be exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is not deemed to be an “investment company” if it neither is engaged, nor proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

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

Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets to qualify for this exception. Mortgage-backed securities may or may not constitute qualifying assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly change the laws, rules and regulations impacting our ability to qualify as a REIT or the federal income tax consequences of qualification. If we were to fail to qualify as a REIT, without the benefit of certain relief provisions, in any taxable year:

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

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that, under current law, which is subject to change, our U.S. stockholders who are taxed as individuals would be taxed on our dividends at long-term capital gains rates through 2012 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

To maintain REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in our company.

To qualify as a REIT, we must distribute 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain) to our stockholders each year. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to fund alternative sources of funding or risk losing our status as a REIT.

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

If our leases are not respected as true leases for federal income tax purposes, each of Inland American and its subsidiary REITs would fail to qualify as a REIT.

To qualify as a REIT, Inland American must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income such as rent. For the rent paid pursuant to the hotel leases with our TRS subsidiaries, Inland American and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, neither Inland American nor any of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each would likely lose its REIT status.

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

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

The maximum tax rate on qualified dividends paid by corporations to individuals is 15% through 2012. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for favorable capital gains tax rates. Therefore, our stockholders will pay federal income tax on our dividends (other than capital gains dividends, dividends designated as qualified dividends (generally, qualified dividend income received by us from a taxable REIT subsidiary or other corporate investment or previously taxable to us in a prior year as undistributed income) or distributions which represent a return of capital or in excess of tax basis for tax purposes) at the applicable “ordinary income” rate, the maximum of which is 35% through 2012. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Future legislation might result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

We own interests in retail, office, industrial, multi-family and lodging properties. As of December 31, 2010, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned an interest in 881 properties, excluding our lodging and development properties, located in 35 states and the District of Columbia. In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, own 99 lodging properties in 25 states and the District of Columbia.

The following table sets forth information regarding the 10 individual tenants comprising the greatest 2010 annualized base rent based on the properties owned as of December 31, 2010 excluding our lodging and development properties. (Dollar amounts stated in thousands, except for revenue per available room and average daily rate).

Tenant Name	Type	Annualized Base Rental Income ($)	% of Total Portfolio Annualized Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Bank	Retail/Office	54,589	8.59%	2,269,901	4.06%
AT&T, Inc.	Office	45,525	7.16%	3,545,004	6.35%
Citizens Banks	Retail	20,326	3.20%	986,378	1.77%
Sanofi-Aventis	Office	16,073	2.53%	736,572	1.32%
United Healthcare Services	Office	15,920	2.51%	1,210,670	2.17%
C&S Wholesalers	Industrial/Distribution	14,886	2.34%	3,031,295	5.43%
Atlas Cold Storage	Industrial/Distribution	12,974	2.04%	1,896,815	3.40%
Stop N Shop	Retail	10,195	1.60%	601,652	1.08%
Cornell Corrections	Industrial/Distribution	10,024	1.58%	301,029	0.54%
Lockheed Martin Corporation	Office	9,854	1.55%	342,516	0.61%

The following tables set forth certain summary information about the character of the properties that we owned at December 31, 2010. Certain of the Company’s properties are encumbered by mortgages, totaling $5,462,124, and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. (Dollar amounts stated in thousands, except for revenue per available room, average daily rate and average rent per square foot).

Retail Segment

Our retail segment consists of 735 properties. Our retail segment is centered on multi-tenant properties with fewer than 120,000 square feet of total space, located in stable communities, primarily in the southwest and southeast regions of the country. Our retail tenants are largely necessity-based retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services such as banking and are located in the following types of retail centers:

•

The majority of our single tenant retail properties are bank branches operated by SunTrust Bank or Citizens Bank. The bank branches typically offer a wide range of face-to-face or automated banking services to its customers. Typically, these tenants pay rents with contractual increases over time and bear virtually all expenses associated with operating the facility.

•

Community or neighborhood centers are generally unenclosed and designed for tenants that offer a larger array of apparel and other soft goods. Typically, these centers contain anchor stores and other national retail tenants. Our neighborhood shopping centers are generally straight-line strip center with a grocery store anchor, a drugstore, and other small retailers. Tenants of these centers typically offer necessity-based products.

•

Power centers consist of several freestanding or unconnected anchors, such as department stores, off-price stores, warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited.

Retail Properties	Number of Properties	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2010	Total # of Financially Active Leases as of December 31, 2010	Sum of Annualized Rent ($)	Average of Rent PSF ($)
Single Tenant	598	3,948,210	99%	598	86,297,139	22.14
Community & Neighborhood Center	88	7,793,466	90%	1,226	97,774,956	13.90
Power Center	49	9,907,845	93%	965	119,069,632	12.97

	735	21,649,521	93%	2,789	303,141,727	15.07

Lodging Segment

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as “traditional asset classes”). Revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates and/or daily occupancy when demand falls off quickly. Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

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

Lodging Properties	Number of Properties	Number of Rooms	Average Occupancy for the Year ended December 31, 2010	Average Revenue Per Available Room for the Year ended December 31, 2010 ($)	Average Daily Rate for the Year 2010 ($)
Marriot	53	7,933	68%	77	113
Hilton	38	5,759	71%	82	115
Other	8	1,688	67%	72	108

	99	15,380	69%	78	113

Office Segment

Our investments in office properties largely represent assets leased and occupied to either a diverse group of tenants or to single tenants that fully occupy the space leased. Examples of our multi-tenant properties include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. catering to high-technology companies and federal government contractors. Examples of our single tenant properties include three buildings leased and occupied by AT&T and located in three distinct US office markets—Chicago, St. Louis, and Cleveland. In addition, our single tenant office portfolio includes bank branch properties leased on a net basis to SunTrust, with the leased locations located in the east and southeast regions of the country.

Office Properties	Number of Properties	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2010	Total # of Financially Active Leases as of December 31, 2010	Sum of Annualized Rent ($)	Average of Rent PSF ($)
Single-Tenant	34	7,732,456	97%	34	103,536,391	13.86
Multi-Tenant	13	2,880,023	85%	242	50,196,873	20.59

	47	10,612,479	93%	276	153,733,264	15.52

Industrial Segment

Our industrial segment is comprised of four types of properties: Charter Schools, Correctional Facilities, Distribution Centers and Specialty Distribution Centers. Our distribution centers are warehouses or other specialized buildings which stock products to be distributed to retailers, wholesalers or directly to consumers. These properties are located in what we believe are active and sought-after industrial markets, including the Memphis, Tennessee Airport market and the O’Hare Airport market of Chicago, Illinois, commonly one of the largest industrial markets in the world. The specialty distribution centers consist of refrigeration or air conditioned buildings in various locations across the country. The charter schools and correctional facilities consist of nine properties under long-term triple net leases.

Industrial Properties	Number of Properties	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2010	Total # of Financially Active Leases as of December 31, 2010	Sum of Annualized Rent ($)	Average of Rent PSF ($)
Distribution Center	52	13,304,881	94%	59	55,120,140	4.42
Specialty Distribution Center	11	1,896,815	100%	11	12,974,321	6.84
Charter Schools	7	300,301	100%	7	6,423,512	21.39
Correctional Facility	2	457,345	100%	2	12,131,102	26.53

	72	15,959,342	95%	79	86,649,075	5.73

Multi-Family Segment

The multi-family portfolio consists of conventional apartments and student housing. Our conventional apartment properties are upscale with resident amenities such as business centers, fitness centers, swimming pools, landscaped grounds and clubhouse facilities. The apartment homes are typically three-story walk-up buildings offering one, two and three bedroom apartments and are leased on per unit basis. Our student-housing portfolio consists of residential and mixed-use communities close to university campuses and in urban infill locations. Student-housing facilities are leased on a per bed basis rather than per unit. These eight properties were constructed between mid-2007 and 2010.

Multi-family Properties	Number of Properties	Total Gross Leasable Area	% of Financial Occupancy as of December 31, 2010	Total # of Units/ Beds Occupied	Rent per Unit/ Bed ($)
Conventional	19	5,982,271	91%	5,754	919.21
Student-Housing	8	1,650,643	87%	3,055	775.88

	27	7,632,914	90%	8,809	869.50

Item 3. Legal Proceedings

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN. The amended complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties. The amended complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett. The amended complaint seeks, among other things, monetary damages in an amount not less than $4.8 million with respect to the Cary, North Carolina property. With respect to the remaining three development hotels, the amended complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20.1 million. Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint. On March 13, 2009, the court denied the motion to dismiss. Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against Crockett. Contemporaneously with the close of fact discovery, Crockett sought leave to amend its complaint to add another cause of action and to seek treble damages and attorneys’ fees, which was granted. Expert discovery has been completed. Based upon an expert report recently received from Crockett, it was originally believed that Crockett’s maximum claim, without the inclusion of treble damages or attorneys fees, was approximately $16.8 million. On February 28, 2011, the Court ruled on cross motions for summary judgment, which were filed by the parties. The result of the ruling on the cross motions is that certain claims against WINN by Crockett were dismissed, including the treble damages claim and claims relating to two of the hotel properties at issue. Most of the WINN’s counter-claims against Crockett were also dismissed as a result of the ruling. Based upon the expert report referenced above, it is now believed that the maximum claim against WINN is approximately $7.0 million exclusive of any claimed interest. WINN believes a trial on these remaining claims will likely take place by the end of 2011. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

While management does not believe that an adverse outcome in the above lawsuit would have a material adverse effect on our financial condition, there can be no assurance that an adverse outcome would not have a material effect on the results of operations for any particular period.

We have also filed a number of eviction actions against tenants and are involved in a number of tenant bankruptcies. The tenants in some of the eviction cases may file counterclaims against us in an attempt to gain leverage against us in connection with the eviction. In our opinion, none of these counterclaims is likely to result in any material losses.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

While there is no public trading market for the common stock, we established an estimated value per share of our common stock equal to $8.03 as of September 21, 2010. We intend on estimating our value per share on an annual basis.

We estimated the per share value of our common stock to assist those broker-dealers that sold our common stock in our initial and follow-on “best efforts” offerings to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”) and to assist fiduciaries of retirement plans subject to annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports. Specifically, FINRA requires registered broker-dealers to disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old, which in effect prohibits the broker-dealers from using a per share offering price from an issuer’s last “best efforts” offering for more than eighteen months after the termination of that offering. Our last “best efforts” offering was terminated on April 6, 2009.

The FINRA rules provide no guidance regarding the methodology a REIT must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value established by us represents neither the fair value according to U.S. generally accepted accounting principles (or “GAAP”) of our assets less liabilities, nor the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets.

Share Repurchase Program

We adopted a share repurchase program, effective August 31, 2005, to provide limited liquidity for stockholders. Our obligation to repurchase any shares under the program was conditioned upon our having sufficient funds available to complete the repurchase. Subject to funds being available, we limited the number of shares repurchased during any consecutive twelve month period to 5.0% of the number of outstanding shares of common stock at the beginning of that twelve month period. Effective March 30, 2009, our board of directors voted to suspend the share repurchase program until further notice. Therefore, no shares were repurchased during 2010. Written notice of the suspension was provided to each stockholder pursuant to the terms of the share repurchase program.

Stockholders

As of March 1, 2011, we had 187,356 stockholders of record.

Distributions

We have been paying monthly cash distributions since October 2005. During the years ended December 31, 2010 and 2009, we declared cash distributions, which are paid monthly to stockholders, totaling $417.9 million and $405.3 million, respectively, or $.50 and $.50 per share on an annualized basis. For federal income tax purposes for the years ended December 31, 2010 and 2009, 66% and 72% of the distributions paid constituted a return of capital in the applicable year.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	32,000	$9.05	43,000

Total:	32,000	$9.05	43,000

We have adopted an Independent Director Stock Option Plan, as amended, which, subject to certain conditions, provides for the grant to each independent director of an option to purchase 3,000 shares following their becoming a director and for the grant of additional options to purchase 500 shares on the date of each annual stockholder’s meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. All other options are exercisable on the second anniversary of the date of grant. The exercise price for all options is equal to the fair value of our shares, as defined in the plan, on the date of each grant.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts.)

	2010	2009	2008	2007	2006
Total assets	$11,391,502	11,328,211	11,136,866	8,114,714	3,040,037
Mortgages, notes and margins payable	$5,532,057	5,085,899	4,437,997	3,028,647	1,107,113
Total income	$1,231,735	1,096,777	1,006,751	469,334	123,202
Total interest and dividend income	$33,040	55,173	81,274	84,271	22,164
Net income (loss) attributable to Company	$(176,431)	(397,960)	(365,178)	54,078	1,896
Net income (loss) per common share, basic and diluted (a)	$(0.21)	(0.49)	(0.54)	0.14	0.03
Distributions declared to common stockholders	$417,885	405,337	418,694	242,606	41,178
Distributions per weighted average common share (a)	$0.50	0.51	0.62	0.61	0.60
Funds from operations (a)(b)	$252,592	35,820	6,350	234,215	48,088
Cash flows provided by operating activities	$356,660	369,031	384,365	263,420	65,883
Cash flows used in investing activities	$(380,685)	(563,163)	(2,484,825)	(4,873,404)	(1,552,014)
Cash flows provided by (used in) financing activities	$(208,759)	(250,602)	2,636,325	4,716,852	1,751,494
Weighted average number of common shares outstanding, basic and diluted	835,131,057	811,400,035	675,320,438	396,752,280	68,374,350

(a)	The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the years ended December 31, 2010, 2009, and 2008, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the years ended December 31, 2010, 2009 and 2008. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income; however in 2005 we had a tax loss which resulted in distributions paid during that period being treated as a return of capital for tax purposes. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder’s shares, only to the extent of a shareholder’s basis. For the years ended December 31, 2010, 2009 and 2008, $275,803, $296,491 and $194,239 (or approximately 66%, 72%, and 48% of the $416,935, $411,797 and $405,925 distributions paid in 2010, 2009 and 2008, respectively) represented a return of capital. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
(b)

Cash generated from operations is not equivalent to our net income as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations”, or “FFO”, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which the Company holds an interest. FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our property performance to our investment objectives. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows (in thousands):

		Year ended December 31,
		2010	2009	2008
	Net loss attributable to common shares	$(176,431)	(397,960)	(365,178)
Add:	Depreciation and amortization:
	Related to investment properties	443,100	394,995	320,402
	Related to investment in unconsolidated entities, net of related gains on sale of real estate	43,845	41,300	53,761

Less:	Gain on sale of properties	55,412	—	—
	Noncontrolling interests’ share:
	Depreciation and amortization related to investment properties	2,510	2,515	2,635

	Funds from operations	$252,592	35,820	6,350

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Loss from the periods presented:

	Year ended December 31,
	2010	2009	2008
Additions (deductions) that were included in net income and FFO
Provision for asset impairment	$(46,584)	(1,117)	—
Provision for asset impairment included in discontinued operations	$(945)	(32,934)	(33,809)
Provision for goodwill impairment	$—	(26,676)	(11,199)
Impairment of notes receivable	$(111,896)	(74,136)	—
Gain (loss) on consolidated investment	$433	(148,887)	—
Equity in loss of unconsolidated entities	$(18,684)	(78,487)	(46,108)
Impairment of investment in unconsolidated entities	$(11,239)	(7,443)	(61,993)
Realized gain (loss) and impairment on securities, net	$21,073	34,155	(262,105)
Gain on extinguishment of debt (included in discontinued operations $19,227, $0, and $0)	$19,227	—	7,760
Acquisition Costs	$(1,805)	(9,617)	(9,171)

Acquisition costs of $2,669 were capitalized in accordance with accounting guidance effective in 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K . These factors include, but are not limited to: market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners, including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

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

On a consolidated basis, essentially all of our revenues and cash flows from operations for the year ended December 31, 2010 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Funds from Operations (“FFO”), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

•	Economic and physical occupancy and rental rates.

•	Leasing activity and lease rollover.

•	Managing operating expenses

•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

•	Debt maturities and leverage ratios.

•	Liquidity levels.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2010, 2009 and 2008. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 896 and 716 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2010 and 2009 and December 31, 2009 and 2008, respectively, and are referred to herein as “same store” properties. This analysis allows management to monitor the operations of our existing properties for comparable periods. Additionally, we are able to determine the effects of our new acquisitions on net income. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Comparison of the years ended December 31, 2010 and December 31, 2009

	Year ended December 31, 2010	Year ended December 31, 2009

Net loss attributable to the Company	$(176,431)	$(397,960)
Net loss per share	(.21)	(.49)

Net loss decreased from $(397,960) or $(.49) per share for the year ended December 31, 2009 to $(176,431) or $(.21) per share for the year ended December 31, 2010. The primary reason for the difference was the loss on consolidated investment of $148,887 in 2009 compared to a gain on consolidated investment of $433 in 2010 and equity in losses of unconsolidated entities of $78,487 in 2009 compared to losses of $18,684 in 2010, as well as gains on sale of properties of $55,412 in 2010. This decrease was offset by the asset related impairments of $159,425 in 2010 compared to $134,863 in 2009.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income. Except for our lodging and multi-family properties, the majority of the revenue from the properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants of the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, we pay all expenses and are reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses. Certain other tenants are subject to net leases which require the tenant to be responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant, expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by us, subject to reimbursement by the tenant, the expenses are included within property operating expenses, and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

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

Below is a summary of sources of revenue for years ended December 31, 2010 and 2009.

	Year ended December 31, 2010	Year ended December 31, 2009	2010 Increase (decrease) from 2009
Property rentals	$606,761	$515,988	$90,773
Straight-line rents	17,705	16,965	740
Amortization of acquired above and below market leases, net	434	1,688	(1,254)

Total rental income	$624,900	$534,641	$90,259

Tenant recoveries	93,927	83,979	9,948
Other income	17,323	18,433	(1,110)
Lodging operating income	495,585	459,724	35,861

Total property revenues	$1,231,735	$1,096,777	$134,958

Total property revenues increased $134,958 for the year ended December 31, 2010 over the prior year. The increase in property revenues in 2010 was due primarily to a full year of operations reflected in 2010 for properties acquired during 2009 in addition to 2010 additions of 28 properties. The increase in lodging revenue in 2010 is the result of occupancy increases across the lodging segment.

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

	Year ended December 31, 2010	Year ended December 31, 2009	2010 Increase from 2009
Property operating expenses	$136,353	$111,323	$25,030
Lodging operating expenses	316,757	291,610	25,147
Real estate taxes	91,575	84,044	7,531

Total property expenses	$544,685	$486,977	$57,708

Total property operating expenses increased $57,708 for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to the effect of operations of the additional 28 properties acquired after December 31, 2009 as well as the full year impact of 2009 acquisitions. Lodging operating expenses increased due to increases in occupancy across the lodging segment.

Other Income and Expenses

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

	Year ended December 31, 2010	Year ended December 31, 2009	2010 Increase (decrease) from 2009
Interest Income	$14,654	$37,196	$(22,542)
Dividend Income	18,386	17,977	409

Total	$33,040	$55,173	$(22,133)

Realized gain (loss) on investment securities	$22,929	$38,193	$(15,264)
Other than temporary impairments	(1,856)	(4,038)	2,182

Total	$21,073	$34,155	$(13,082)

Interest income was $14,654 and $37,196 for the years ended December 31, 2010 and 2009, respectively. Interest income is earned on our cash balances and notes receivable.

Our notes receivable balance of $54,047 as of December 31, 2010 consisted of installment notes from unrelated parties that mature on various dates through December 2013. The notes are secured by mortgages on land, shopping centers and lodging facilities. Interest only is due each month at rates ranging from 5.85% to 9.5% per annum. For the years ended December 31, 2010 and 2009, we recorded interest income from notes receivable of $13,690 and $26,355, respectively. In addition, we recognized discount amortization income on our note receivable of $0 and $8,107 in December 31, 2010 and 2009, respectively. See Notes Receivable section in Liquidity and Capital Resources for more discussion.

Other operating expenses are summarized as follows:

	Year ended December 31, 2010	Year ended December 31, 2009	2010 Increase (decrease) from 2009
Depreciation and amortization	$432,081	$384,764	$47,317
Interest expense	293,507	248,267	45,240
General and administrative (1)	36,668	43,499	(6,831)
Business manager fee	36,000	39,000	(3,000)

	$798,256	$715,530	$82,726

(1)	Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $47,317 increase in depreciation and amortization expense for the year ended December 31, 2010 relative to the year ended December 31, 2009 was due substantially to the impact of the properties acquired during 2009 and 2010.

Interest expense. A summary of interest expense for the years ended December 31, 2010 and 2009 appears below:

	Year ended December 31, 2010	Year ended December 31, 2009	2010 Increase from 2009
Debt Type
Margin and other interest expense	$20,382	$15,525	$4,857
Mortgages	273,125	232,742	40,383

Total	$293,507	$248,267	$45,240

The $45,240 increase in interest expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to mortgage debt financings during 2010 which increased to $5,508,668 from $5,056,398. Our average interest rate on outstanding debt was 5.1% per annum and 4.9% per annum as of December 31, 2010 and 2009, respectively.

Variable debt comprises 29% of our overall outstanding debt, which has caused us to experience a lower overall weighted average interest rate in 2009 and 2010 due to the decline in London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $36,668 for the year ended December 31, 2010 and $43,499 for the year ended December 31, 2009. The decrease is due primarily to the slowdown in acquisition activity during 2010, reflected in $1,805 and $9,617 of acquisition and transaction costs for the years ended December 31, 2010 and 2009, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee equal to $36,000 for the year ended December 31, 2010 or .32% of average invested assets, and the business manager waived the remaining $78,120 for the year ended December 31, 2010. We incurred a business management fee equal to $39,000 for the year ended December 31, 2009 or .38% of average invested assets, and the business manager waived the remaining $64,584 for the year ended December 31, 2009. Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement. There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. (“MB REIT”) and consolidated joint ventures managed by third parties.

Equity in Earnings of Unconsolidated Entities. In 2010, we have equity in losses of unconsolidated entities of $18,684. This is a decrease of $59,803 from last year’s equity in losses of unconsolidated entities of $78,487 as of December 31, 2009, which is mainly due to significant losses incurred and impairments recorded by our Concord Debt joint venture in 2009, of which our portion was $75,787, offset by impairment in the D.R. Stephens joint venture, of which our portion was $10,710 for the year ended December 31, 2010.

Provision for Asset Impairment. For the year ended December 31, 2010, we recorded a provision for asset impairment of $46,584 to reduce the book value of six of our investment properties to fair value; in addition, asset impairment of $945 related to two disposed properties is included in discontinued operations. For the year ended December 31, 2009, a provision of $1,117 was recorded for asset impairment related to six investment properties of which five were subsequently disposed and related impairment of $32,934 is included in discontinued operations.

Provision for Goodwill Impairment. For the year ended December 31, 2010, we have recorded no impairment to our goodwill. We recorded impairment of $26,676 to our goodwill for the year ended December 31, 2009. The 2009 impairment was primarily due to the effect of the slowdown in the economy and its impact on the property resulting in increases in capitalization and discount rates used in the fair value calculation.

Impairment of Notes Receivable. For the year ended December 31, 2010, we have recorded an impairment of notes receivable of $111,896. For the year ended December 31, 2009, we recorded an impairment of notes receivable of $74,136. Certain of our loans have had declines in the fair value of the underlying collateral, which result in impairments of our loan receivable balance to the extent the collateral is valued below the loan book value.

Impairment of Investment in Unconsolidated Entities. For the year ended December 31, 2010, we recorded an impairment of $11,239 on our investment in unconsolidated entities that included the write-down of a retail development center and two hotel ventures of which one was sold in 2010. For the year ended December 31, 2009, we recorded an impairment of $7,443 on our investment in unconsolidated entities related to a retail center and a lodging development venture.

Discontinued Operations. For the year ended December 31, 2010, we recorded income of $71,408 from discontinued operations, which includes gain on sale of properties of $55,412 a gain on extinguishment of debt of $19,227 and provision for asset impairment of $945. For the year ended December 31, 2009, we recorded loss of $35,825 from discontinued operations, which includes a provision for asset impairment of $32,934.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2010 and 2009.

Retail Segment

	Total Retail Properties
	As of December 31,
	2010	2009
Retail Properties
Physical occupancy	92%	92%
Economic occupancy	93%	93%
Base rent per square foot	$15.07	$15.78
Gross investment in properties	$4,152,846	$3,465,817

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	361	1,229,718	18,249	6.1%	5.7%	$14.84
2012	453	2,068,766	36,877	10.3%	11.5%	$17.83
2013	326	1,219,535	20,298	6.1%	6.4%	$16.64
2014	265	1,785,935	25,539	8.9%	8.0%	$14.30
2015	316	2,404,535	29,915	12.0%	9.4%	$12.44
Thereafter	1,061	11,384,019	188,605	56.6%	59.0%	$16.57

	2,782	20,092,508	319,483	100.0%	100.0%	$15.90

Our retail business is not highly dependent on specific retailers or specific retail industries, which we believe shields the portfolio from significant revenue variances over time. The occupancy rates above are as of December 31, 2010 and 2009 and they do not represent the average rate during that period.

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

Our tenants largely consist of necessity-based retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services. We have limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers, which we believe are being negatively impacted the greatest by the internet and existing economic conditions.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations in the economy or retail environment. However, we continue to actively monitor our retail tenants as a downturn in the economy could have negative impact on our tenants’ abilities to pay rent or our ability to fill space that is currently vacant, or space that becomes vacant in the near future.

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the retail segment of 735 properties and for the same store retail segment consisting of 687 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire years ended December 31, 2010 and December 31, 2009, respectively.

	Total Retail Segment			Same Store Retail Segment
	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)
Revenues:
Rental income	$298,984	$243,299	$55,685	$211,221	$212,108	$(887)
Tenant recovery incomes	60,836	50,045	10,791	39,283	41,569	(2,286)
Other property income	5,329	6,382	(1,053)	3,702	6,174	(2,472)

Total revenues	$365,149	$299,726	$65,423	$254,206	$259,851	$(5,645)

Expenses:
Property operating expenses	$60,372	$47,984	$12,388	$39,056	$40,190	$(1,134)
Real estate taxes	36,580	30,502	6,078	25,234	26,575	(1,341)

Total operating expenses	$96,952	$78,486	$18,466	$64,290	$66,765	$(2,475)

Net operating income	$268,197	$221,240	$46,957	$189,916	$193,086	$(3,170)

Average occupancy for the period	93%	93%	—	93%	93%	—

Our retail segment’s rental revenues increased from $299,726 for the year ended December 31, 2009 to $365,149 for the year ended December 31, 2010 mainly due to the addition of 22 retail properties since January 1, 2010. Retail property operating expenses also increased from $78,486 in 2009 to $96,952 in 2010 as a result of these additions.

The primary reason for the decrease in revenue and net property operations for the retail same store comparison is lower renewal rates in 2010 and lease termination income of $1,000 for 2010 compared to $3,000 for 2009. In addition, we saw a reduction in recoverable expenses for 2010 compared to 2009, which affected both operating expenses and tenant recovery income.

Lodging Segment

	For the year ended December 31, 2010	For the year ended December 31, 2009
Lodging Properties
Revenue per available room	$78	$76
Average daily rate	$113	$117
Occupancy	69%	65%
Gross investment in properties	$2,856,899	$2,632,208

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as “traditional asset classes”). Revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates and/or daily occupancy when demand falls off quickly. Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

Two practices are common in the lodging industry: 1) association with national franchise organizations and 2) professional management by specialized third-party hotel managers. Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Wyndham, and Choice Hotels. By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs. We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities, creating higher occupancy and rental rates, and increased revenue. Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems which we believe further bolsters occupancy and overall daily rental rates.

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

During 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as “Average Daily Rate” or “ADR”). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel). During 2010, the hotel performance began bouncing back from the economic downturn increasing occupancy throughout the year and began increasing average daily rates in the late third quarter and fourth quarter. Overall, lodging demand increases in 2010 exceeded industry forecasts and fueled demand for rooms. Primary segments that increased demand were from corporate business travel, association meeting attendance and ongoing healthy demand from leisure travel segment. For 2011, the industry is predicting Revenue per Available Room increases from 5%-8% compared to 2010. We believe revenues will continue to increase steadily as long as the Gross Domestic Product (“GDP”) continues its growth rates. For 2011, we believe that our revenue per available room should be consistent with the overall industry trends.

Our third party managers and asset management are focusing on increasing average daily rates, maintaining and growing occupancy while controlling operating costs to improve cash flow to the owner.

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 92 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire years ended December 31, 2010 and December 31, 2009.

	Total Lodging Segment			Same Store Lodging Segment
	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)
Revenues:
Lodging operating income	$495,585	$459,724	$35,861	$473,389	$456,955	$16,434

Total revenues	$495,585	$459,724	$35,861	$473,389	$456,955	$16,434

Expenses:
Lodging operating expenses	$316,757	$291,610	$25,147	$301,993	$289,398	$12,595
Real estate taxes	25,523	26,268	(745)	24,567	26,048	(1,481)

Total operating expenses	$342,280	$317,878	$24,402	$326,560	$315,446	$11,114

Net operating income	$153,305	$141,846	$11,459	$146,829	$141,509	$5,320

On a same store basis, the lodging segment’s net operating income increase is primarily attributable to an increase in occupancy from 65% to 69%, a reduction in the Average Daily Rate from $117 to $113, which together resulted in a slight increase in Rev/Par from $76 to $78. The increase is the result of an increase in business demand, while maintaining a strong demand in the leisure group. Both group project and association group attendance increased in 2010 as well.

Office Segment

	Total Office Properties
	As of December 31,
	2010	2009

Office Properties
Physical occupancy	93%	96%
Economic occupancy	93%	96%
Base rent per square foot	$15.52	$15.33
Gross investment in properties	$2,024,202	$1,980,823

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/ Square Foot
2011	29	186,869	5,035	1.9%	3.0%	$26.94
2012	31	401,067	7,200	4.0%	4.2%	$17.95
2013	32	661,418	13,453	6.7%	7.9%	$20.34
2014	50	348,999	6,710	3.5%	3.9%	$19.23
2015	40	382,530	7,558	3.9%	4.4%	$19.76
Thereafter	94	7,922,292	130,661	80.0%	76.6%	$16.49

	276	9,903,175	170,617	100.00%	100.0%	$17.23

Our investments in office properties largely represent assets leased and occupied to either a diverse group of tenants or to single tenants that fully occupy the space leased. Examples of the former include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies and federal government contractors. Examples of the latter include three buildings leased and occupied by AT&T and located in three distinct US office markets—Chicago, St. Louis, and Cleveland. In addition, our office portfolio includes properties leased on a net basis to SunTrust, with the leased locations located in the east and southeast regions of the country.

Our office properties continue to experience consistent occupancy rates and stable rental rates for more recent acquisitions. For example, in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market. The increase in our base rent per square foot from $15.33 to $15.52 was primarily a result of the consolidation of eleven properties during 2010. These rates are as of the end of the period and do not represent the average rate during the year ended December 31, 2010 and 2009.

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the office segment of 47 properties and for the same store portfolio consisting of 36 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the years ended December 31, 2010 and December 31, 2009.

	Total Office Segment			Same Store Office Segment
	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)

Revenues:
Rental income	$154,894	$152,759	$2,135	$119,822	$125,043	$(5,221)
Tenant recovery incomes	30,219	29,533	686	25,837	27,142	(1,305)
Other property income	4,245	6,087	(1,842)	4,236	6,071	(1,835)

Total revenues	$189,358	$188,379	$979	$149,895	$158,256	$(8,361)

Expenses:
Property operating expenses	$34,669	$32,741	$1,928	$29,013	$29,401	$(388)
Real estate taxes	14,800	14,904	(104)	13,323	14,329	(1,006)

Total operating expenses	$49,469	$47,645	$1,824	$42,336	$43,730	$(1,394)

Net operating income	$139,889	$140,734	$(845)	$107,559	$114,526	$(6,967)

Average occupancy for the period	95%	96%	(1%)	94%	96%	(2%)

The office segment real estate rental revenues increased from $188,379 in 2009 to $189,358 in 2010 mainly due to the consolidation of the four Lauth properties since January 1, 2010. In addition, less lease termination income was received in 2010 than in 2009, which resulted in the $1,842 decrease in other property income. Office properties real estate and operating expenses also increased from $47,645 in 2009 to $49,469 in 2010 as a result of these additions. The decrease in rental income for the office same store comparison resulted primarily from a decrease in same store average occupancy of 2% and lower renewal rates. The decrease in tenant recovery income is due to lower operating expenses. The reduction in real estate taxes of $1,006 from 2009 to 2010 is a result of real estate tax reassessment.

Industrial Segment

	Total Industrial Properties
	As of December 31,
	2010	2009
Industrial Properties
Physical occupancy	93%	95%
Economic occupancy	95%	96%
Base rent per square foot	$5.73	$5.45
Gross investment in properties	$1,076,502	$1,012,545

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	15	1,819,525	6,307	12.0%	6.5%	$3.47
2012	9	855,538	3,514	5.7%	3.6%	$4.11
2013	10	1,381,725	7,771	9.1%	8.0%	$5.62
2014	1	23,218	433	.2%	.4%	$18.65
2015	5	688,373	2,975	4.5%	3.1%	$4.32
Thereafter	39	10,348,934	76,275	68.5%	78.4%	$7.37

	79	15,117,313	97,275	100.0%	100.00%	$6.43

During 2010, our industrial holdings continued to experience high economic occupancy rates. These properties are located in what we believe are active and sought-after industrial markets, including the Memphis, Tennessee airport market and the O’Hare Airport market of Chicago, Illinois, commonly one of the largest industrial markets in the world. The specialty distribution centers are comprised of refrigeration or air conditioned buildings in various locations across the country. The charter schools and correctional facilities consist of nine properties under long-term triple net leases.

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the industrial segment of 72 properties and for the same store portfolio consisting of 64 properties acquired prior to January 1, 2009

	Total Industrial Segment			Same Store Industrial Segment
	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)
Revenues:
Rental income	$88,300	$76,086	$12,214	$72,887	$75,850	$(2,963)
Tenant recovery incomes	2,499	4,106	(1,607)	2,499	4,105	(1,606)
Other property income	1,104	1,083	21	63	83	(20)

Total revenues	$91,903	$81,275	$10,628	$75,449	$80,038	$(4,589)

Expenses:
Property operating expenses	$5,237	$4,959	$278	$4,951	$5,059	$(108)
Real estate taxes	2,629	3,198	(569)	2,629	3,198	(569)

Total operating expenses	$7,866	$8,157	$(291)	$7,580	$8,257	$(677)

Net operating income	$84,037	$73,118	$10,919	$67,869	$71,781	$(3,912)

Average occupancy for the period	95%	97%	(2%)	95%	97%	(2%)

Industrial properties real estate revenues increased from $81,275 for the year ended December 31, 2009 to $91,903 for the year ended December 31, 2010 mainly due to the acquisition of the charter schools in February 2010. Industrial properties operating expenses decreased from $8,157 in 2009 to $7,866 in 2010, due to a reduction in real estate taxes.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are generally lower than expenses for the other segments.

Our overall decrease in net operating income for the industrial same store comparison reflects lower revenues from a decrease in occupancy as well as lower renewal rates. Our 2% decline in occupancy is primarily driven by an overall decline in demand for industrial space. We believe a future recovery in the overall economy will be needed to increase our occupancy.

Multi-family Segment

	Total Multi-family Properties
	As of December 31,
	2010	2009
Multi-Family Properties
Economic occupancy	90%	84%
End of month scheduled base rent per unit per month	$870	$880
Gross investment in properties	$892,693	$721,359

Our portfolio contains 27 multi-family properties, each reporting stable rental rate levels. These rates are as of the end of the period and do not represent the average rate during the year ended December 31, 2010 and 2009.

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the multi-family segment of 27 properties and for the same store portfolio consisting of 17 properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the years ended December 31, 2010 and December 31, 2009.

	Total Multi-Family Segment			Same Store Multi-Family Segment
	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)
Revenues:
Rental income	$82,722	$62,497	$20,225	$56,181	$54,828	$1,353
Tenant property income	373	295	78	353	294	59
Other property income	6,645	4,881	1,764	4,432	4,009	423

Total revenues	$89,740	$67,673	$22,067	$60,966	$59,131	$1,835

Expenses:
Property operating expenses	$36,075	$25,639	$10,436	$24,312	$22,762	$1,550
Real estate taxes	12,043	9,172	2,871	6,349	6,925	(576)

Total operating expenses	$48,118	$34,811	$13,307	$30,661	$29,687	$974

Net operating income	$41,622	$32,862	$8,760	$30,305	$29,444	$861

Average occupancy for the period	87%	88%	(1%)	91%	89%	2%

Multi–family real estate rental revenues increased from $67,673 for the year ended December 31, 2009 to $89,740 for the year ended December 31, 2010. The increases are mainly due to two acquisitions made earlier in 2010 and two development properties placed-in-service in the second half of 2010. Multi-family properties real estate and operating expenses also increased from $34,811 in 2009 to $48,118 in 2010 as a result of these additions.

The primary reason for the increase in revenue and net property operations for the multi-family same store comparison is higher occupancy in 2010, offset by increased operating expenses related to utilities.

Comparison of the years ended December 31, 2009 and December 31, 2008

	Year ended December 31, 2009	Year ended December 31, 2008
Net loss attributable to the Company	$(397,960)	$(365,178)
Net loss per share	(.49)	(.54)

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

Rental Income, Tenant Recover Income, Lodging Income and Other Property Income

Below is a summary of sources of revenue for years ended December 31, 2009 and 2008.

	Year ended December 31, 2009	Year ended December 31, 2008	2009 Increase (decrease) from 2008
Property rentals	$515,988	$394,766	$121,222
Straight-line rents	16,965	17,174	(209)
Amortization of acquired above and below market leases, net	1,688	2,409	(721)

Total rental income	$534,641	$414,349	$120,292

Tenant recoveries	83,979	74,169	9,810
Other income	18,433	11,702	6,731
Lodging operating income	459,724	506,531	(46,807)

Total property revenues	$1,096,777	$1,006,751	$90,026

Total property revenues increased $90,026 for the year ended December 31, 2009 over the prior year. The increase in property revenues in 2009 was due primarily to a full year of operations reflected in 2009 for properties acquired during 2008 in addition to 2009 acquisitions of 48 properties, offset by decreases in our lodging segment, as discussed below.

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

	Year ended December 31, 2009	Year ended December 31, 2008	2009 Increase (decrease) from 2008
Property operating expenses	$111,323	$84,445	$26,878
Lodging operating expenses	291,610	299,184	(7,574)
Real estate taxes	84,044	70,233	13,811

Total property expenses	$486,977	$453,862	$33,115

Total property operating expenses increased $33,115 for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the effect of operations of the additional 48 properties acquired after December 31, 2008 as well as the full year impact of 2008 acquisitions, offset by decreases in the lodging segment.

Other Operating Income and Expenses

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

	Year ended December 31, 2009	Year ended December 31, 2008	2009 Increase (decrease) from 2008
Interest Income	$37,196	$50,331	$(13,135)
Dividend Income	17,977	30,943	(12,966)

Total	$55,173	$81,274	(26,101)

Realized gain (loss) on investment securities	$38,193	$(15,941)	$54,134
Other than temporary impairments	(4,038)	(246,164)	242,126

Total	$34,155	$(262,105)	$296,260

Interest income was $37,196 and $50,331 for the years ended December 31, 2009 and 2008, respectively. Interest income is earned on our cash balances and notes receivable. Our average cash balance in 2009 was $685,725 and our average interest rate earned on cash investments was .4% for the year ended December 31, 2009.

Our notes receivable balance of $423,478 as of December 31, 2009 consisted of installment notes from unrelated parties that mature on various dates through May 2012. Interest only was due each month at rates ranging from 1.86% to 9.50% per annum. For the years ended December 31, 2009 and 2008, we recorded interest income from notes receivable of $26,355 and $27,614, respectively. See the Notes Receivable section in Liquidity and Capital Resources for more discussion.

Dividend income decreased by $12,966 for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of reduced dividend payout rates.

Other operating expenses are summarized as follows:

	Year ended December 31, 2009	Year ended December 31, 2008	2009 Increase (decrease) from 2008
Depreciation and amortization	$384,764	$313,765	$70,999
Interest expense	248,267	225,476	22,791
General and administrative (1)	43,499	34,087	9,412
Business manager fee	39,000	18,500	20,500

	$715,530	$591,828	$123,702

(1)	Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $70,999 increase in depreciation and amortization expense for the year ended December 31, 2009 relative to the year ended December 31, 2008 was due substantially to the impact of the properties acquired during 2008 and 2009.

Interest expense. The $22,791 increase in interest expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to mortgage debt financings during 2009 which increased to $5,056,398 from $4,405,558. Our average interest rate on outstanding debt was 4.9% and 5.1% as of December 31, 2009 and 2008, respectively.

A summary of interest expense for the years ended December 31, 2009 and 2008 appears below:

	Year ended December 31, 2009	Year ended December 31, 2008	2009 Increase (decrease) from 2008
Debt Type
Margin and other interest expense	$15,525	$19,077	$(3,552)
Mortgages	232,742	206,399	26,343

Total	$248,267	$225,476	$22,791

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $43,499 for the year ended December 31, 2009 and $34,087 for the year ended December 31, 2008. The increase was due primarily to the growth of our asset and stockholder base during 2009 and 2008, as well as $9,617 and $6,502 of acquisition and dead deal costs for the years ended December 31, 2009 and 2008, respectively.

During 2009, we expensed acquisition costs of all transactions as incurred. Thus all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as a general and administrative expense, whether or not the acquisition is completed. These expenses would include acquisition fees, if any, paid to an affiliate of our business manager. In the year ended December 31, 2009, we incurred $3,844 of acquisition costs that are included in the general and administrative expenses of $43,499. Separately, we expensed $5,773 of dead deal costs for the year ended December 31, 2009.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee equal to $39,000 for the year ended December 31, 2009 or .38% of average invested assets, waiving the remaining $64,584 for the year ended December 31, 2009. We incurred a business manager management fee of $18,500 for the year ended 2008. Once we have satisfied the minimum return on invested capital described above, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement. There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. (“MB REIT”) and consolidated joint ventures managed by third parties.

Equity in Earnings of Unconsolidated Entities. In 2009, we had equity in losses of unconsolidated entities of $78,487. This was an increase of $32,379 in loss of unconsolidated entities of $46,108 as of December 31, 2008 was mainly due to significant losses incurred and impairments recorded by our Concord Debt joint venture of which our portion was $75,787.

Provision for Asset Impairment.

For the year ended December 31, 2009, a provision of $1,117 was recorded for asset impairment related to six investment properties of which five were subsequently disposed and related impairment of $32,934 is included in discontinued operations. For the year ended December 31, 2008, a provision for asset impairment was recorded for two investment properties of which both were subsequently sold and the related asset impairment of $33,809 is included in discontinued operations.

Provision for Goodwill Impairment. For the year ended December 31, 2009, we recorded impairment of $26,676 to our goodwill. We recorded impairment of $11,199 to our goodwill for the year ended December 31, 2008. The impairments were primarily due to the effect of the slowdown in the economy and its impact on the property resulting in increases in capitalization and discount rates used in the fair value calculation. Increases in these rates reduced the fair value of goodwill. Each of the three properties with goodwill recorded an impairment. As a result, goodwill on each property was stated at fair value as of December 31, 2009.

Impairment of Notes Receivable. For the year ended December 31, 2009, we recorded an impairment of notes receivable of $74,136. No impairment was recorded for the year ended December 31, 2008. Certain of our loans, including loans in default, had declines in the fair value of the underlying collateral which resulted in impairments of our loan receivable balance to the extent the collateral is valued below the loan book value.

Impairment of Investment in Unconsolidated Entities. For the year ended December 31, 2009, we recorded an impairment of $7,443 on our investment in unconsolidated entities related to a retail center and a lodging development venture. For the year ended December 31, 2008, we recorded an impairment of $61,993 which was a $51,419 loss on our investment in Feldman Mall Properties, Inc., and a $10,574 loss on a retail center development.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2009 and 2008.

Retail Segment

	Total Retail Properties
	As of December 31,
	2009	2008
Retail Properties
Physical occupancy	92%	94%
Economic occupancy	93%	95%
Base rent per square foot	$15.78	$16.41
Gross investment in properties	$3,465,817	$2,989,908

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the retail segment of 713 properties and for the same store retail segment consisting of 545 properties acquired prior to January 1, 2008. The properties in the same store portfolio were owned for the entire years ended December 31, 2009 and December 31, 2008, respectively.

	Total Retail Segment			Same Store Retail Segment
	2009	2008	Increase/ (Decrease)	2009	2008	Increase/ (Decrease)
Revenues:
Rental income	$243,299	$206,591	$36,708	$181,915	$190,337	$(8,422)
Tenant recovery incomes	50,045	43,411	6,634	38,597	42,052	(3,455)
Other property income	6,382	3,322	3,060	4,494	2,937	1,557

Total revenues	$299,726	$253,324	$46,402	$225,006	$235,326	$(10,320)

Expenses:

Property operating expenses	$47,984	$39,268	$8,716	$35,978	$37,532	$(1,554)
Real estate taxes	30,502	26,457	4,045	25,243	26,188	(945)

Total operating expenses	$78,486	$65,725	$12,761	$61,221	$63,720	$(2,499)

Net operating income	$221,240	$187,599	$33,641	$163,785	$171,606	$(7,821)

Average occupancy for the period	93%	96%	(3%)	93%	96%	(3%)

Our retail segment’s rental revenues increased from $253,324 for the year ended December 31, 2008 to $299,726 for the year ended December 31, 2009 mainly due to the acquisition of 25 retail properties since December 31, 2008. Retail property operating expenses also increased from $65,725 in 2008 to $78,486 in 2009 as a result of these acquisitions.

The primary reason for the decrease in revenue and net property operations for the retail same store comparison was a decrease in economic occupancy of 3% between the year ended December 31, 2008 and the year ended December 31, 2009. The decrease in occupancy resulted from an overall decline in the economy and the impact on demand for retail space. The primary reason for the decrease in property operating expenses was contract renegotiations that took place in 2009 for all contracted services as well as a decline in real estate taxes, in addition to 2008 experiencing hurricane related repairs.

Lodging Segment

	For the year ended December 31, 2009	For the year ended December 31, 2008
Lodging Properties
Revenue per available room	$76	$91
Average daily rate	$117	$130
Occupancy	65%	70%
Gross investment in properties	$2,632,208	$2,597,660

We believe the decrease in lodging revenues per available room, average daily rate and occupancy were primarily a result of the current economic slowdown that has affected all industries and travel segments.

During 2008 and 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as “Average Daily Rate” or “ADR”). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel).

Our third party managers and asset management were focusing on reducing variable costs and gaining market share from competitors as a result of the declines in revenues.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the lodging segment of 99 properties and for the same store portfolio consisting of 70 properties acquired prior to January 1, 2008. The properties in the same store portfolio were owned for the entire years ended December 31, 2009 and December 31, 2008.

	Total Lodging Segment			Same Store Lodging Segment
	2009	2008	Increase/ (Decrease)	2009	2008	Increase/ (Decrease)
Revenues:
Lodging operating income	$459,724	$506,531	$(46,807)	$278,232	$334,560	$(56,328)

Total revenues	$459,724	$506,531	$(46,807)	$278,232	$334,560	$(56,328)

Expenses:
Lodging operating expenses	$291,610	$299,184	$(7,574)	$170,496	$196,037	$(25,541)
Real estate taxes	26,268	23,037	3,231	15,042	14,898	144

Total operating expenses	$317,878	$322,221	$(4,343)	$185,538	$210,935	$(25,397)

Net operating income	$141,846	$184,310	$(42,464)	$92,694	$123,625	$(30,931)

On a same store basis, the lodging segment’s net operating income decrease was primarily attributable to a decrease in same store occupancy from 69% to 64%, a reduction in the Average Daily Rate from $123 to $106, which together resulted in Rev/Par dropping from $85 to $68. The reduction was attributable to the current economic recession which reduced travel from all major segments of the lodging industry (business transient and group, and leisure group and transient travel). Through our active involvement with our managers, we reduced variable costs consistent with occupancy decreases.

Office Segment

	Total Office Properties
	As of December 31,
	2009	2008
Office Properties
Physical occupancy	96%	97%
Economic occupancy	96%	97%
Base rent per square foot	$15.33	$14.82
Gross investment in properties	$1,980,823	$1,554,700

Our office properties experienced consistent occupancy rates and stable rental rates for more recent acquisitions. For example, in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate was consistent with the strength of the market. The increase in our base rent per square foot from $14.82 to $15.33 was primarily a result of acquisitions during 2008 and 2009. These rates are as of the end of the period and do not represent the average rate during the year ended December 31, 2009 and 2008.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The table below represents operating information for the office segment of 40 properties and for the same store portfolio consisting of 28 properties acquired prior to January 1, 2008. The properties in the same store portfolio were owned for the years ended December 31, 2009 and December 31, 2008.

	Total Office Segment			Same Store Office Segment
	2009	2008	Increase/ (Decrease)	2009	2008	Increase/ (Decrease)
Revenues:
Rental income	$152,759	$109,410	$43,349	$106,808	$108,215	$(1,407)
Tenant recovery incomes	29,533	27,034	2,499	27,142	27,034	108
Other property income	6,087	5,733	354	6,068	5,706	362

Total revenues	$188,379	$142,177	$46,202	$140,018	$140,955	$(937)

Expenses:
Property operating expenses	$32,741	$28,181	$4,560	$28,633	$28,384	$249
Real estate taxes	14,904	13,775	1,129	14,329	13,775	554

Total operating expenses	$47,645	$41,956	$5,689	$42,962	$42,159	$803

Net operating income	$140,734	$100,221	$40,513	$97,056	$98,796	$(1,740)

Average occupancy for the period	97%	97%	—	96%	97%	(1%)

Office properties real estate rental revenues increased from $142,177 in 2008 to $188,379 in 2009 mainly due to the acquisition of four properties since January 1, 2009. Office properties real estate and operating expenses also increased from $41,956 in 2008 to $47,645 in 2009 as a result of these acquisitions and due to higher real estate taxes and common area maintenance costs.

The decrease in net operating income for the office same store comparison resulted primarily from a decrease in same store occupancy and an increase in real estate taxes.

Industrial Segment

	Total Industrial Properties
	As of December 31,
	2009	2008
Industrial Properties
Physical occupancy	95%	97%
Economic occupancy	96%	99%
Base rent per square foot	$5.45	$4.75
Gross investment in properties	$1,012,545	$919,818

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

	Total Industrial Segment			Same Store Industrial Segment
	2009	2008	Increase/ (Decrease)	2009	2008	Increase/ (Decrease)
Revenues:
Rental income	$76,086	$67,581	$8,505	$63,520	$64,700	$(1,180)
Tenant recovery incomes	4,106	3,759	347	4,099	3,759	340
Other property income	1,083	132	951	83	133	(50)

Total revenues	$81,275	$71,472	$9,803	$67,702	$68,592	$(890)

Expenses:
Property operating expenses	$4,959	$4,670	$289	$4,570	$4,650	$(80)
Real estate taxes	3,198	2,259	939	3,197	2,259	938

Total operating expenses	$8,157	$6,929	$1,228	$7,767	$6,909	$858

Net operating income	$73,118	$64,543	$8,575	$59,935	$61,683	$(1,748)

Average occupancy for the period	97%	99%	(2%)	96%	98%	(2%)

Industrial properties real estate revenues increased from $71,472 for the year ended December 31, 2008 to $81,275 for the year ended December 31, 2009 mainly due to the effect of discontinued operations in 2008. Industrial properties real estate and operating expenses increased from $6,929 in 2008 to $8,157 in 2009.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are generally lower than expenses for the other segments.

Our overall decrease in net operating income for the industrial same store comparison reflected lower revenues from a decrease in occupancy and higher real estate taxes. Our 2% decline in occupancy was primarily driven by an overall decline in demand for industrial space.

Multi-family Segment

	Total Multi-family Properties
	As of December 31,
	2009	2008
Multi-Family Properties
Physical occupancy	84%	92%
Economic occupancy	84%	92%
End of month scheduled base rent per unit per month	$880	$832
Gross investment in properties	$721,359	$548,278

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

	Total Multi-Family Segment			Same Store Multi-Family Segment
	2009	2008	Increase/ (Decrease)	2009	2008	Increase/ (Decrease)
Revenues:
Rental income	$62,497	$30,767	$31,730	$19,425	$19,875	$(450)
Tenant property income	295	(35)	330	30	(40)	70
Other property income	4,881	2,515	2,366	1,533	1,601	(68)

Total revenues	$67,673	$33,247	$34,426	$20,988	$21,436	$(448)

Expenses:
Property operating expenses	$25,639	$12,326	$13,313	$8,322	$8,917	$(595)
Real estate taxes	9,172	4,705	4,467	3,351	4,041	(690)

Total operating expenses	$34,811	$17,031	$17,780	$11,673	$12,958	$(1,285)

Net operating income	$32,862	$16,216	$16,646	$9,315	$8,478	$837

Average occupancy for the period	88%	89%	(1%)	87%	90%	(3%)
Multi–family real estate rental revenues increased from $33,247 for the year ended December 31, 2008 to $67,673 for the year ended December 31, 2009. The increases were mainly due to the acquisition of 10 properties since January 1, 2009. Multi-family properties real estate and operating expenses also increased from $17,031 in 2008 to $34,811 in 2009 as a result of these acquisitions.

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

Impairment

We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, we are required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

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

Investment in Marketable Securities

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2010 and 2009 consists of common stock investments and investments in commercial mortgage backed securities that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

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

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to significantly differ from the estimated reimbursement.

In conjunction with certain acquisitions, we may receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties. These master leases may be established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from six months to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Funds received by third party escrow agents, from sellers, pertaining to master lease agreements are included in restricted cash. We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met. As of December 31, 2010, there were no material adjustments for master lease agreements.

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

Income Taxes

We and MB REIT operate in a manner intended to enable each entity to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT that distributes at least 90% of its “REIT taxable income” determined without regard to the deduction for dividends paid and by excluding any net capital gain to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders. If we or MB REIT fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, without the benefit of certain relief provisions, we or MB REIT may fail to qualify as a REIT and substantial adverse tax consequences may result. Even if we and MB REIT qualify for taxation as a REIT, we and MB REIT may be subject to certain state and local taxes on our income, property, or net worth, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

For 2011, we believe that our acquisitions will be fewer than prior years as our primary capital raise was completed in April 2009.

Our principal demands for funds will be:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties; and

•	to fund joint ventures and development investments.

Generally, our cash needs will be funded from:

•	income earned on our investment properties;

•	interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	issuance of shares under our distribution reinvestment plan.

Acquisitions and Investments

We completed approximately $897.4 million of real estate acquisitions in 2010 and $1.1 billion in 2009. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the primary offering of our shares of common stock through 2009, and DRP proceeds through 2010.

Investments in Joint Ventures

We have entered into a number of joint ventures that invest in operating properties, developments and real estate loans. Generally, the joint ventures that are focused on operating properties continue to generate positive cash flows. The joint ventures have mortgage financing that will mature and could require paydowns or result in increased interest rates. These lenders might not be willing to extend their loans or extend on terms acceptable to us or our partners. Although we have no additional obligation to fund these ventures, other than noted below, our investment could be at risk without the funding of additional capital. It is anticipated that the entities will be able to repay or refinance all of their debt on a timely basis, however, the debt maturities of the entities are not recourse to us.

Joint Venture	Description	Investment at December 31, 2010 (000s) (a)	Remaining Commitment (000s)
D.R. Stephens Institutional Fund, LLC	Industrial and R&D Assets	$57,389	$—
Cobalt Industrial REIT II	Industrial Portfolio	124,750	—
Net Lease Strategic Asset Fund L.P.	Net Lease Assets	160,487	—
NRF Healthcare, LLC	Senior Housing Portfolio	87,878	—
Centro/IA JV, LLC	Retail Assets	121,534	—
Other operating joint ventures	Various	21,236	137

Total		$573,274	$137

(a)	Represents our investment balance as reported for GAAP purposes on our balance sheet at December 31, 2010.

Centro/IA JV LLC

On December 6, 2010, we entered into a Joint Venture with Centro NP Residual Holding LLC (“Centro”), resulting in the creation of Centro/IA JV, LLC (“Centro/IA”). The joint venture structure provides us with an equity stake of $121.5 million, a preferred capital position and preferred return of 11%. The joint venture has interest in 25 retail shopping centers, with a total value of approximately $471 million. Concurrent with our entry into the venture, Centro/IA obtained 10-year CMBS financing of approximately $310.0 million secured by 24 properties. We have converted the note receivable balance of $140.8 million for the partnership interest of $121.5 million and received $19.4 million in cash.

Investments in Consolidated Developments

We have development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family segments. In addition, we have purchased land and incurred pre-development costs of $80.1 million for an additional three multi-family projects.

Although the economy, in general, has started to recover, our retail developments could experience longer lease-up timelines and future leasing could be at leasing rates less than originally underwritten.

On October 22, 2010, we entered into a restructure agreement with the borrower on three loans, being Stan Thomas Properties. As part of the restructure, we received title and all rights to one land parcel, located in California, that secured two of the outstanding three notes receivable, and in return, we released our collateral rights to another land parcel as well as the personal guarantees of Stan Thomas.

The land parcel in California is under development and is funded by multiple municipal and state sources. The book value is $102.1 million and included in construction in progress on the consolidated balance sheets as of December 31, 2010.

The properties under development and all amounts set forth below are as of December 31, 2010. (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($)	Note Payable as of December 31, 2010 ($)	Estimated Placed in Service Date (b)
Woodbridge	Wylie, TX	Retail	519,745	35,673	71,638	—	14,243	(d)
Stone Creek	San Marcos, TX	Retail	469,741	47,454	68,836	—	10,135	(d)
UCF Housing	Orlando, FL	Multi-family	385,052	20,847	67,158	—	2,487	Q2 – Q3 2012 (c)

			1,374,538	103,974	207,632	—	26,865

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.
(b)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.
(c)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.
(d)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The Stone Creek and Woodbridge developments are pre-leased at 63% and 45%, respectively, as of December 31, 2010. The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

As part of our restructure and foreclosure of the Stan Thomas note, we began overseeing the infrastructure activities to further the development of the Sacramento Railyards. The Railyards project is a collaborative planning effort of various federal, state and local municipalities to develop an approximate 240 acre site north of Sacramento’s central business district. Our current book value is $102.1 million as of December 31, 2010. The project is scheduled to be completed in phases, beginning in 2012-2030.

Notes Receivable

Our notes receivable balance was $54.0 million and $423.4 million as of December 31, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through December 2013 and installment notes assumed in the Winston acquisition. The remaining notes represent loans to various third parties secured by operating retail and lodging properties as well as land held for development. Interest only is due each month at rates ranging from 5.85% to 9.50% per annum. For the years ended December 31, 2010 and 2009, we recorded interest income from notes receivable of $13.7 million and $26.4 million, respectively, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

On October 22, 2010, we entered into a restructure agreement on three loans with a borrower, being Stan Thomas Properties. As part of the restructure, we received title and all rights to two land parcels, located in Florida and California, that secured the note receivables, and in return, we released our collateral rights to a third land parcel as well as the personal guarantees of Stan Thomas.

Prior to foreclosure, we recorded our note receivable at the estimated fair values for the two land sites that were received as part of the restructure. The changes reduced the estimated fair value of the collateral to $120 million, resulting in impairment of $94.6 million for the year ended December 31, 2010. The California collateral subject to the restructure and foreclosure was recorded in investment properties, effective October 22, 2010, at its estimated fair value of $100 million. As of December 31, 2010, the note secured by the Florida property remains a note receivable of $20 million. On March 8, 2011, we received title to the Florida property.

On December 6, 2010, we converted a note receivable balance of $140.8 million for a partnership interest in a joint venture. As part of the exchange, we received $19.5 million in cash. The joint venture was entered into with Centro NP Residual Holding LLC (“Centro”), resulting in the creation of Centro/IA JV, LLC. The joint venture has interest in 25 retail shopping centers, with a total value of approximately $471.0 million. The properties comprise 4.5 million square feet and are located in 13 states. The venture has 10 year CMBS financing of approximately $310.0 million secured by 24 properties. Prior to the close of the joint venture, the Company had an existing participation on a portion of the prior first mortgage loan encumbering the 25 retail shopping centers.

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2010 to December 31, 2010 totaling $417.9 million or $.50 per share. These cash distributions were paid with $356.7 million from our cash flow from operations, $31.7 million provided by distributions from unconsolidated entities as well as gain on sale of properties. Our average dividend reinvestment program participation was 50% for the year ended December 31, 2010 compared to 57% for the year ended December 31, 2009.

The following chart presents a historical view of our distribution coverage.

	2010	2009	2008	2007	2006
Cash flow provided by operations	$356,660	369,031	384,365	263,420	65,883
Distributions from unconsolidated entities	$31,737	32,081	41,704	—	—
Gain on sales of properties	$55,412	—	—	—	—
Distributions declared	$(417,885)	(405,337)	(418,694)	(242,606)	(41,178)

Excess (deficiency)	$25,924	(4,225)	7,375	20,814	24,705

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

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007. We had sold a total of 469,598,762 shares in the primary offering and 9,720,991 shares pursuant to the offering of shares through the distribution reinvestment plan. A follow-on registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007 and terminated on April 6, 2009. On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan. As of December 31, 2010, we had sold a total of 320,636,231 shares in the follow-on offering and 78,977,920 shares pursuant to the offering of shares through the dividend reinvestment plan. Our total offering costs for both our initial and follow on-offering as of December 31, 2010 were approximately $828 million.

Share Repurchase Program

As of December 31, 2009, we had repurchased 32,527,130 shares for $304 million under the share repurchase program. Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009. We did not repurchase any shares in 2010.

Borrowings

Mortgage loans outstanding as of December 31, 2010 and 2009 were $5.5 billion and $5.1 billion and had a weighted average interest rate of 5.1% and 4.9%, respectively. During 2010, we borrowed $33.8 million against our portfolio of marketable securities. During 2009, we repaid $10 million of amounts borrowed against our portfolio of marketable securities. We borrowed approximately $432.9 million secured by mortgages on our properties and assumed $457.9 million of debt at acquisition for the year ended December 31, 2010. We borrowed approximately $371 million secured by mortgages on our properties and assumed $626.2 million of debt at acquisition for the year ended December 31, 2009.

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2010 (dollar amounts are stated in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$114,491	138,559	556,496	234,863	385,098	2,478,848	3,908,355
Variable rate debt (mortgage loans)	$426,771	540,553	454,327	43,857	75,877	58,928	1,600,313

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.11%	5.63%	5.71%	5.61%	5.61%	5.71%	5.68%
Variable rate debt (mortgage loans)	3.43%	3.56%	3.76%	5.66%	5.62%	4.87%	3.78%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $38.7 million, net of accumulated amortization, is outstanding as of December 31, 2010.

We have entered into nine interest rate swap agreements that have converted $355.5 million or 22.2% of our variable rate mortgage loans from variable to fixed rates. The pay rates range from .63% to 4.75% with maturity dates from April 2011 to April 2013.

As of December 31, 2010, we have approximately $541.3 million and $679.1 million in mortgage debt maturing in 2011 and 2012, respectively. We are currently negotiating refinancing the remaining debt with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Cash provided by operating activities	$356,660	$369,031	$384,365
Cash used in investing activities	(380,685)	(563,163)	(2,484,825)
Cash provided by (used in) financing activities	(208,759)	(250,602)	2,636,325

Increase (decrease) in cash and cash equivalents	(232,784)	(444,734)	535,865
Cash and cash equivalents, at beginning of year	500,491	945,225	409,360

Cash and cash equivalents, at end of year	$267,707	$500,491	$945,225

Cash provided by operating activities was $357 million, $369 million and $384 million for the years ended December 31, 2010, 2009 and 2008, respectively, and was generated primarily from operating income from property operations, and interest and dividends. The decrease in cash flows from the year ended December 31, 2010 to December 31, 2009 of $12 million was primarily due to decrease in interest and dividend income and an increase in interest expenses.

Cash used in investing activities was $381 million, $563 million and $2.5 billion for years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, cash was used primarily for purchases of 35 investment properties and capital expenditures offset by cash received from the sale of 14 investment properties. We used more cash in our investing activities during the year ended December 31, 2009 and 2008 primarily due to the acquisitions of 48 and 187 properties, respectively.

Cash provided by (used in) financing activities was $(209) million, $(251) million and $2.6 billion for the years ended December 31, 2010, 2009 and 2008, respectively. In 2009 and 2008, we generated proceeds from the sale of shares in our public offerings, net of offering costs paid of $224 million and $2.3 billion. Effective April 6, 2009, we terminated our primary offering and therefore, we did not receive share proceeds or incur offering costs in 2010. During the years ended December 31, 2010, 2009 and 2008, we generated proceeds from the distribution reinvestment plan of approximately $207, $231, and $242 million, respectively. We generated approximately $433 million from borrowings secured by mortgages on our properties for the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, we generated approximately $370 million and $1.0 billion, respectively, from borrowings secured by mortgages on our properties. During the years ended December 31, 2010, 2009 and 2008, we paid approximately $417, $412 and $406 million, respectively, in distributions to our stockholders. We also paid off mortgage debt in the amount of $430, $436 and $139 million for the years ended December 31, 2010, 2009 and 2008.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of six months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance

Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), and lease agreements as of December 31, 2010 (dollar amounts are stated in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$7,446,616	1,073,876	2,381,521	2,333,937	1,657,282
Ground Lease Payments	$22,862	395	1,197	1,206	20,064

As part of our consolidated MB REIT joint venture with Minto Delaware, we could be required to redeem Minto Delaware’s interest in MB REIT beginning on October 11, 2011 subject to the terms and conditions below:

•

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware, has the option to require us to purchase, in whole, but not in part, 100% of the Minto Delaware’s investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if our shares of common stock are not listed, on the earlier of (x) the date we purchase Minto Delaware’s investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29.3 million or (B) if the shares of our stock are listed, on the earlier of (x) the date we purchase Minto Delaware’s investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock. The series A liquidation preference is equal to $1,276 per share for 207,000 shares of series A preferred stock plus accrued and unpaid dividends.

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

•

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, 100% of Minto Delaware’s investment for a price equal to (A) if the shares of our common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock of MB REIT held by Minto Delaware or (B) if the shares of our common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of our common stock.

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2010, we would be obligated to pay as much as $31.8 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing. The information in the above table does not reflect these contractual obligations.

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

Joint Venture	Ownership %	Investment at December 31, 2010
Net Lease Strategic Asset Fund L.P.	85%	$160,487
Cobalt Industrial REIT II	36%	124,750
D.R. Stephens Institutional Fund, LLC	90%	57,389
NRF Healthcare, LLC	(a )	87,878
Centro/IA JV, LLC	(b )	121,534
Other Unconsolidated Joint Ventures	Various	21,236

		$573,274

(a)	We invested $100,000 in NRF Healthcare, LLC in exchange for a Series A Convertible Preferred Membership interest and are entitled to a 10.5% preferred dividend. This entity was previously known as Wakefield Capital, LLC.
(b)	On December 6, 2010, we entered into a Joint Venture with Centro NP Residual Holding LLC (“Centro”), resulting in the creation of Centro/IA JV, LLC. The joint venture structure provides Inland American with an equity stake of $121,534, a preferred capital position and preferred return of 11%.

Subsequent Events

Subsequent to year end, we purchased one property for $25.5 million.

We entered into two interest rate swap transactions at a rate of 0.912% over a notional amount of $49.7 million.

We have adopted an Amended and Restated Share Repurchase Program (“SRP”), effective April 11, 2011, to repurchase shares, on a quarterly basis, due to death of the beneficial owner. Beginning April 11, 2011, we will begin accepting share repurchase requests due to the death of any beneficial owner of shares, with checks distributed by the end of the calendar quarter. There will be $5 million available each quarter to repurchase shares at a price per share of $7.23, which is equal to 90% of the most recently disclosed estimated per share value of $8.03. Additionally in accordance with the SRP, the aggregate number of shares repurchased will be limited to 5.0% of the total number of issued and outstanding shares during any consecutive 12 calendar month period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2010 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $16 million. If market rates of interest on all of the floating rate debt as of December 31, 2010 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $16 million.

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

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$114,491	138,559	556,496	234,863	385,098	2,478,848	3,908,355
Variable rate debt (mortgage loans)	$426,771	540,553	454,327	43,857	75,877	58,928	1,600,313

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.11%	5.63%	5.71%	5.61%	5.61%	5.71%	5.68%
Variable rate debt (mortgage loans)	3.43%	3.56%	3.76%	5.66%	5.62%	4.87%	3.78%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $38.7 million, net of accumulated amortization, is outstanding as of December 31, 2010.

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

Other than temporary impairments were $1.9 million and $4.0 million for the year ended December 31, 2010 and 2009, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2011.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2010 (dollar amounts stated in thousands).

	Cost	Fair Value	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value

Marketable securities (1)	$300,867	$253,838	$228,484	$279,221

(1)	Excludes CMBS investments of $14,888.

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2010 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount ($)	Fair Value of December 31, 2010 (1) ($)
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	24,425	(253)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,819)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(312)
December 12, 2008	January 1, 2009	December 12, 2011	(2)	(2)	20,245	—
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(282)
August 19, 2010	August 31, 2010	March 27,2012	.63%	1 month LIBOR	34,373	(84)
October 15, 2010	November 1, 2010	December 19, 2011	.77%	1 month LIBOR	125,000	(487)
October 15, 2010	November 1, 2010	April 23, 2013	.94%	1 month LIBOR	29,727	(54)

					355,469	(3,533)

(1)	The fair value was determined by a discounted cash flow model based on changes in interest rates.
(2)	Interest rate cap at 4.75%.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Chicago, Illinois

March 11, 2011

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

	December 31, 2010	December 31, 2009
Assets
Assets:
Investment properties:
Land	$1,883,486	$1,684,793
Building and other improvements	8,411,621	7,866,633
Construction in progress	306,673	278,096

Total	10,601,780	9,829,522
Less accumulated depreciation	(1,038,829)	(717,547)

Net investment properties	9,562,951	9,111,975
Cash and cash equivalents	267,707	500,491
Restricted cash and escrows	96,089	71,187
Investment in marketable securities	268,726	217,061
Investment in unconsolidated entities	573,274	453,782
Accounts and rents receivable (net of allowance of $7,905 and $7,853)	101,465	80,145
Notes receivable	54,047	423,478
Intangible assets, net	386,916	389,136
Deferred costs and other assets	80,327	80,956

Total assets	$11,391,502	$11,328,211

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$5,532,057	$5,085,899
Accounts payable and accrued expenses	33,672	45,854
Distributions payable	35,267	34,317
Accrued real estate taxes	52,479	46,805
Advance rent and other liabilities	81,043	94,881
Intangible liabilities, net	81,698	76,379
Other financings	47,762	47,762

Total liabilities	5,863,978	5,431,897

Noncontrolling redeemable interests	264,132	264,132
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 846,406,774 and 823,619,190 shares issued and outstanding	846	824
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid or accrued to affiliates)	7,605,105	7,397,831
Accumulated distributions in excess of net loss	(2,409,370)	(1,815,054)
Accumulated other comprehensive income	49,430	29,712

Total Company stockholders’ equity	5,246,011	5,613,313

Noncontrolling interests	17,381	18,869

Total equity	5,263,392	5,632,182

Total liabilities and equity	$11,391,502	$11,328,211

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Income:
Rental income	$624,900	$534,641	$414,349
Tenant recovery income	93,927	83,979	74,169
Other property income	17,323	18,433	11,702
Lodging income	495,585	459,724	506,531

Total income	1,231,735	1,096,777	1,006,751

Expenses:
General and administrative expenses	36,668	43,499	34,087
Property operating expenses	136,353	111,323	84,445
Lodging operating expenses	316,757	291,610	299,184
Real estate taxes	91,575	84,044	70,233
Depreciation and amortization	432,081	384,764	313,765
Business manager management fee	36,000	39,000	18,500
Provision for asset impairment	46,584	1,117	—
Provision for goodwill impairment	—	26,676	11,199
Impairment of notes receivable	111,896	74,136	—

Total expenses	1,207,914	1,056,169	831,413

Operating income	$23,821	$40,608	$175,338

Interest and dividend income	33,040	55,173	81,274
Other income	1,845	591	70
Interest expense	(293,507)	(248,267)	(225,476)
Gain on extinguishment of debt	—	—	7,760
Equity in loss of unconsolidated entities	(18,684)	(78,487)	(46,108)
Impairment of investment in unconsolidated entities	(11,239)	(7,443)	(61,993)
Gain (loss) on consolidated investment	433	(148,887)	—
Realized gain (loss) and impairment on securities, net	21,073	34,155	(262,105)

Loss before income taxes	$(243,218)	$(352,557)	$(331,240)

Income tax benefit (expense)	4,518	(627)	(6,124)
Net loss from continuing operations	$(238,700)	$(353,184)	$(337,364)

Income (loss) from discontinued operations, net	$71,408	$(35,825)	$(18,887)

Net loss	$(167,292)	$(389,009)	$(356,251)

Less: Net income attributable to noncontrolling interests	(9,139)	(8,951)	(8,927)

Net loss attributable to Company	$(176,431)	$(397,960)	$(365,178)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	40,491	65,068	(195,194)
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	(21,073)	(34,155)	262,105
Unrealized gain (loss) on derivatives	300	5,220	(9,054)

Comprehensive loss	$(156,713)	$(361,827)	$(307,321)

Net loss, per common share, from continuing operations	$(0.30)	$(0.45)	$(0.51)

Net income (loss), per common share, from discontinued operations	$0.09	$(0.04)	$(0.03)

Net loss, per common share, basic and diluted	$(0.21)	$(0.49)	$(0.54)

Weighted average number of common shares outstanding, basic and diluted	835,131,057	811,400,035	675,320,438

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2010, 2009 and 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2008	548,168,989	$548	$4,905,710	$(227,885)	$(64,278)	$23,783	$4,637,878	$264,132

Net loss	—	—	—	(365,178)	—	(318)	(365,496)	9,245
Unrealized loss on investment securities	—	—	—	—	(195,194)	—	(195,194)	—
Reversal of unrealized loss to realized loss on investment securities	—	—	—	—	262,105	—	262,105	—
Unrealized loss on derivatives	—	—	—	—	(9,054)	—	(9,054)	—
Distributions declared	—	—	—	(418,694)	—	(2,872)	(421,566)	(9,245)
Proceeds from offering	231,961,443	232	2,327,910	—	—	—	2,328,142	—
Offering costs	—	—	(242,897)	—	—	—	(242,897)	—
Proceeds from distribution reinvestment program	25,485,006	26	242,087	—	—	—	242,113	—
Shares repurchased	(11,041,431)	(11)	(102,993)	—	—	—	(103,004)	—
Issuance of stock options and discounts on shares issued to affiliates	—	—	128	—	—	—	128	—

Balance at December 31, 2008	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2010, 2009 and 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2009	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net loss	—	—	—	(397,960)	—	(294)	(398,254)	9,245
Unrealized gain on investment securities	—	—	—	—	65,068	—	65,068	—
Reversal of unrealized gain to realized gain on investment securities	—	—	—	—	(34,155)	—	(34,155)	—
Unrealized gain on derivatives	—	—	—	—	5,220	—	5,220	—
Distributions declared	—	—	—	(405,337)	—	(2,732)	(408,069)	(9,245)
Contributions from noncontrolling interests	—	—	—	—	—	1,302	1,302	—
Proceeds from offering	24,869,350	25	253,961	—	—	—	253,986	—
Offering costs	—	—	(28,415)	—	—	—	(28,415)	—
Proceeds from distribution reinvestment program	24,347,096	24	231,282	—	—	—	231,306	—
Shares repurchased	(20,171,263)	(20)	(188,956)	—	—	—	(188,976)	—
Issuance of stock options and discounts on shares issued to affiliates	—	—	14	—	—	—	14	—

Balance at December 31, 2009	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2010, 2009 and 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2010	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132
Net income (loss)	—	—	—	(176,431)	—	(106)	(176,537)	9,245
Unrealized gain on investment securities	—	—	—	—	40,491	—	40,491	—
Reversal of unrealized gain to realized gain on investment securities	—	—	—	—	(21,073)	—	(21,073)	—
Unrealized gain on derivatives	—	—	—	—	300	—	300	—
Distributions declared	—	—	—	(417,885)	—	(2,237)	(420,122)	(9,245)
Contributions from noncontrolling interests	—	—	—	—	—	855	855	—
Proceeds from distribution reinvestment program	22,787,584	22	207,274	—	—	—	207,296	—

Balance at December 31, 2010	846,406,774	$846	$7,605,105	$(2,409,370)	$49,430	$17,381	$5,263,392	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from operating activities:
Net loss	$(167,292)	$(389,009)	$(356,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	443,787	395,501	320,792
Amortization of above and below market leases, net	(433)	(1,688)	(2,408)
Amortization of debt premiums, discounts, and financing costs	18,424	10,032	11,419
Amortization of note receivable discount	—	(8,107)	(3,208)
Straight-line rental income	(17,705)	(16,329)	(17,457)
Gain on extinguishment of debt	(19,227)	—	(7,760)
Gain on sale of property, net	(55,412)	—	—
(Gain) loss on consolidated investment	(433)	148,887	—
Provision for asset impairment	47,529	34,051	33,809
Provision for goodwill impairment	—	26,676	11,199
Impairment of notes receivable	111,896	74,136	—
Equity in loss of unconsolidated of entities	18,684	78,487	46,108
Distributions from unconsolidated entities	3,887	9,040	2,522
Impairment of investment in unconsolidated entities	11,239	7,443	61,993
Realized (gain) loss on investments in securities	(22,929)	(38,193)	15,941
Impairment of investments in securities	1,856	4,038	246,164
Other non-cash adjustments	(278)	319	228
Changes in assets and liabilities:
Accounts and rents receivable	(3,612)	6,769	542
Prepaid rental and recovery income	2,993	8,389	8,954
Other assets	580	3,521	2,987
Accounts payable and other liabilities	(13,093)	(8,906)	4,549
Accrued real estate taxes	(1,883)	12,560	3,334
Due to related parties	(1,918)	11,414	908

Net cash flows provided by operating activities	356,660	369,031	384,365

Cash flows from investing activities:
Purchase of RLJ Hotels	—	—	(503,065)
Consolidation of Lauth	392	1,757	—
Purchase of investment properties	(365,427)	(376,387)	(981,183)
Acquired in-place and market-lease intangibles, net	(74,841)	(63,777)	(53,095)
Capital expenditures and tenant improvements	(109,827)	(72,076)	(83,618)
Investment in development projects	(56,894)	(134,453)	(137,187)
Sale of investment properties	301,189	—	27,659
Acquisition of joint venture interest	—	—	(10,823)
Purchase of investment securities	(86,986)	(53,861)	(228,411)
Sale of investment securities	75,812	131,017	47,464
Investment in unconsolidated entities, net	(60,043)	(27,909)	(411,961)
Distributions from unconsolidated entities	31,737	32,081	41,704
Payment of leasing fees and franchise fees	(8,211)	(4,137)	(3,693)
Purchase of note receivable	(34,253)	—	—
Payments from (funding of) notes receivable, net	26,141	417	(196,345)
Restricted escrows	(23,179)	2,983	(41,446)
Other assets	3,705	1,182	49,175

Net cash flows used in investing activities	(380,685)	(563,163)	(2,484,825)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from financing activities:
Proceeds from offering	—	253,986	2,328,142
Proceeds from the dividend reinvestment program	207,296	231,306	242,113
Shares repurchased	—	(192,548)	(103,004)
Payment of offering costs	—	(29,616)	(246,777)
Distributions paid	(416,935)	(411,797)	(405,925)
Proceeds from mortgage debt and notes payable	432,873	370,555	1,021,844
Payoffs of mortgage debt	(429,737)	(435,540)	(138,707)
Principal payments of mortgage debt	(16,812)	(6,708)	(3,375)
Proceeds from (paydown of) margin securities debt, net	33,800	(10,044)	(35,113)
Payment of loan fees and deposits	(8,617)	(9,353)	(11,032)
Distributions paid to noncontrolling interests	(2,237)	(2,732)	(2,872)
Distributions paid to noncontrolling redeemable interests	(9,245)	(9,245)	(9,245)
Contributions from noncontrolling interests	855	1,302	—
Due from related parties, net	—	(168)	276

Net cash flows provided by (used in) financing activities	(208,759)	(250,602)	2,636,325

Net increase (decrease) in cash and cash equivalents	(232,784)	(444,734)	535,865
Cash and cash equivalents, at beginning of year	500,491	945,225	409,360

Cash and cash equivalents, at end of year	$267,707	$500,491	$945,225

Supplemental disclosure of cash flow information:
Purchase of investment properties	$(779,986)	$(1,021,008)	(1,131,748)
Tenant and real estate tax liabilities assumed at acquisition	4,753	13,440	1,972
Assumption of mortgage debt at acquisition	457,685	626,174	147,423
Non-cash (discount) premium	(47,879)	5,007	205
Other financings	—	—	965

	(365,427)	(376,387)	(981,183)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Purchase of RLJ Hotels	—	—	(932,200)
Assumption of mortgage debt at acquisition	—	—	426,654
Liabilities assumed at acquisition	—	—	2,481

	—	—	(503,065)

Cash paid for interest, net capitalized interest of $4,302, $9,648 and $7,032 for 2010, 2009 and 2008	$293,301	$245,912	$219,419

Supplemental schedule of non-cash investing and financing activities:
Consolidation of Lauth assets	$38,365	$135,686	$—

Assumption of mortgage debt at consolidation of Lauth	$(37,890)	$(96,763)	$—

Liabilities assumed at consolidation of Lauth	$(1,345)	(3,584)	—

Property surrendered in exchange for extinguishment of debt	$10,492	$—	$—

Property acquired through exchange of notes receivable	$142,827	$—	$—

Conversion of note receivable to unconsolidated joint venture	$121,320	$—	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(1) Organization

Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada. The Business Management Agreement (the “Agreement”) provides for Inland American Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Company’s sponsor, to be the business manager to the Company. On August 31, 2005, the Company commenced an initial public offering (the “Initial Offering”) of up to 500,000,000 shares of common stock (“Shares”) at $10.00 each and the issuance of 40,000,000 shares at $9.50 per share available to be distributed pursuant to the Company’s distribution reinvestment plan. On August 1, 2007, the Company commenced a second public offering (the “Second Offering”) of up to 500,000,000 shares of common stock at $10.00 per share and up to 40,000,000 shares at $9.50 per share available to be distributed through the Company’s distribution reinvestment plan. On March 31, 2009, the Company filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading. Beginning with reinvestments made after September 21, 2010, and until a new estimated value per share has been established, the DRP purchase price is equal to $8.03 per share. Effective April 6, 2009, the Company elected to terminate the Second Offering.

The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property, or net worth and federal income and excise taxes on its undistributed income.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

At December 31, 2010, the Company owned a portfolio of 980 commercial real estate properties compared to 952 properties at December 31, 2009. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	735	21,649,521 square feet
Lodging	99	15,380 rooms
Office	47	10,612,479 square feet
Industrial	72	15,959,342 square feet
Multi-Family	27	9,790 units

(2) Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

December 31, 2010, 2009 and 2008

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

Consolidation

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentations.

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

December 31, 2010, 2009 and 2008

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

Investment Properties Held for Sale

In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. As of December 31, 2010 and 2009, no investment properties were classified as held for sale.

Impairment

The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company is required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties. As of December 31, 2010, triggering events primarily related to a change in estimated holding period have occurred on certain properties and impairments of $46,584, $1,117, and $0 have been recognized for the years ended December 31, 2010, 2009 and 2008, respectively. In addition $945, $32,934, and $33,809 is included in discontinued operations.

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair value of the investment. For the year ended December 31, 2010, management determined that three of its unconsolidated entities were impaired. The Company recorded impairment of $11,239 for the year ended December 31, 2010. The Company recorded its investment in these three unconsolidated entities based on an evaluation of fair value of the underlying investment which includes a review of expected cash flows to be received from the investee. Impairment of $7,443 and $61,993 was recorded for the years ended December 31, 2009 and 2008.

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

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2010 and 2009 consists of common stock investments and investments in commercial mortgage backed securities that are all classified as available-for-sale

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $1,856, $4,038 and $246,164, respectively, in other than temporary impairments.

Notes Receivable

The Company evaluates the collectability of both interest and principal of each of its notes receivable to determine whether it is impaired. A note receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect all amounts due under the contractual terms of the note receivable. When a note receivable is considered impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the fair value of the underlying collateral if the note is collateral dependent. Provision of $111,896 for impairment was recorded for the year ended December 31, 2010. Provision of $74,136 for impairment was recorded for the year ended December 31, 2009. No provision was recorded for the year ended December 31, 2008.

If the Company considers a note receivable to be non-performing or the collectability is uncertain based on the underlying collateral, it will place the note receivable on non-accrual status. The Company will recognize interest income on a cash basis, as received. If the fair value of the note receivable collateral decreases to less than the amortized cost basis of the note receivable, any interest received will be recorded as a reduction of the note receivable basis. If the fair value of the collateral subsequently recovers to greater than the cost basis of the note receivable, and if the note receivable is not otherwise in default, any interest payments will be recognized as interest income.

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

The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the “risk free rate” and current interest rates. This discount rate is a significant factor in determining the market valuation which requires judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The Company expenses acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as a general and administrative expense, whether or not the acquisition is completed. These expenses would include acquisition fees, if any, paid to an affiliate of the business manager.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders’ restricted escrows of $28,376 and $22,790, post acquisition escrows of $17,650 and $11,397, and lodging furniture, fixtures and equipment reserves of $35,055 and $28,825 as of December 31, 2010 and 2009, respectively. Restricted cash consists of funds contributed by sellers held by third party escrow agents pertaining to master leases, tenant improvements and other closing items as well as lender required escrows. As of December 31, 2010 and 2009, the restricted cash balance was $15,008 and $8,175, respectively.

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

December 31, 2010, 2009 and 2008

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

In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. For the years ended December 31, 2010, 2009, and 2008, the Company recorded $0, $26,676 and $11,199.

(3) Investment Properties

Acquisitions

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. During the year ended December 31, 2010 and 2009, the Company incurred $1,805 and $9,617, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity for the year ended December 31, 2010.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units/Rooms
Retail	Retail Portfolio – 16 properties	03/04/2010	$424,300	3,557,846 square feet
	Heritage Crossing	03/23/2010	$29,500	310,922 square feet
	Prestonwood Shopping Center	04/21/2010	$48,300	238,926 square feet
	Tulsa Hills Shopping Center	04/23/2010	$54,100	317,106 square feet
	University Oaks	04/30/2010	$38,100	235,906 square feet
	Sherman Town Center II	12/30/2010	$19,300	83,678 square feet
Lodging	Lodging Portfolio – 4 hotels	05/11/2010	$80,000	598 rooms
	Marriott – Dallas City	09/30/2010	$50,000	407 rooms
Industrial	Imagine Charter Schools – 7 schools	02/11/2010	$61,200	292,211 square feet
Multi-family	Fannin Street Station Apartments	01/15/2010	$57,600	678 units
	Nantucket Apartments	08/05/2010	$35,000	394 units

Total			$897,400

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

For properties acquired as of December 31, 2010, the Company recorded revenue of $84,789 and property net income of $51,497, not including related expensed acquisition costs.

(4) Discontinued Operations

The table below reflects divestiture activity for the year ended December 31, 2010.

Segment	Property	Date	Gross Sales Price	Sq Ft/Units/Rooms
Lodging	Comfort Inn – Riverview	03/03/2010	$6,000	129 rooms
	Comfort Inn – University	03/22/2010	5,700	136 rooms
	Hampton Inn – Crabtree Valley	06/01/2010	4,300	141 rooms
	Comfort Inn – Medical Park	06/22/2010	5,100	136 rooms
	Comfort Inn – Orlando	06/25/2010	3,200	214 rooms
	Hilton Garden Inn – Chelsea	09/08/2010	68,400	169 rooms
Office	Select Medical Portfolio – 4 properties	12/17/2010	102,000	217,710 square feet
Multi-family	Malibu Lakes Apartments	12/20/2010	42,600	356 units
	Woodlands Apartments – 3 properties	12/22/2010	71,300	883 units

Total			$308,600

For the year ended December 31, 2010, the Company had proceeds from the sale of investment properties of $301,189 and gains of $55,412 that were realized from the fourteen sales. In addition, the Company has transferred assets previously held by a consolidated joint venture to the lender in satisfaction of the outstanding debt balance.

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in both consolidated operations and consolidated joint ventures.

The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the years ended December 31, 2010, 2009 and 2008

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Revenues	$32,770	$33,369	$43,988
Expenses (including interest expense and impairments of $945, $32,934 and $33,809)	36,001	69,194	62,875

Operating loss from discontinued operations	$(3,231)	$(35,825)	$(18,887)
Gain on extinguishment of debt	$19,227	$—	$—
Gain on sale of properties	$55,412	$—	$—

Income (loss) from discontinued operations, net	$71,408	$(35,825)	$(18,887)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(5) Consolidated Entities

Minto Builders (Florida), Inc.

On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005. Pursuant to the terms of the purchase agreement, the Company purchased 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1,172,000 in MB REIT. MB REIT is not considered a VIE as defined in FASB ASC 810, Consolidation, however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT. Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as noncontrolling interests in the accompanying consolidated financial statements.

A put/call agreement that was entered into by the Company and MB REIT as a part of the MB REIT transaction on October 11, 2005 grants Minto (Delaware), LLC, referred to herein as MD, certain rights to sell its shares of MB REIT stock back to MB REIT. The agreement is considered a free standing financial instrument and is accounted for pursuant to ASC 480, Distinguishing Liabilities from Equity, (previously Statement of Financial Accounting Standard (“SFAS”) 150) and ASC 815, Derivatives and Hedging. Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. This derivative was not designated as a hedge and the change in fair value is recorded in other income (loss) in the accompanying consolidated statements of operations and other comprehensive income.

ASC 810, Consolidation, requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. As of December 31, 2010 and 2009, noncontrolling interests in the Company are comprised of the ownership interests of (1) noncontrolling redeemable interests (Series A Preferred Interest) and other interests in Minto Builders (Florida), Inc. (MB REIT).

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company’s control that results in presentation outside of permanent equity, reported at greater of carrying value or redemption value. The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interests in the Company’s consolidated financial statements with a balance of $264,132 as of December 31, 2010 and December 31, 2009.

Lauth Consolidation

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets. As of January 6, 2009, control over LIP-H rests with the Company’s subsidiary, resulting in the consolidation of LIP-H. The assets of LIP-H consist of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth Investment Properties, LLC (Lauth). The mezzanine loan with LIP-D is secured primarily by development projects at various stages of completion, including vacant land. The consolidation resulted in a loss of $148,887 being recognized for the year ended December 31, 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Entities under control of Lauth went into bankruptcy in May of 2009. On July 21, 2009, the Company filed an action against Lauth for their actions with regard to the Company’s losses with its investment in LIP-H (“the lawsuit”). On September 14, 2010, the Company approved a settlement agreement relative to the Lauth bankruptcy, which resolved all remaining issues. The agreement provided for the transfer of five additional properties and consideration of $1,000 in settlement of the mezzanine note. The closing of the settlement agreement and transfer of assets occurred on October 1, 2010 and has been recorded by the Company in the fourth quarter of 2010 at fair value. The consolidation and retirement of the outstanding mezzanine loan resulted in a gain of $433 being recognized for the year ended December 31, 2010 representing the excess of the fair value of the collateral received over the carrying value of note receivable.

Other Consolidated Entities

The Company has ownership interests in two consolidated development joint ventures. Stone Creek Crossing, L.P. is a retail shopping center development in San Marcos, Texas, which the Company contributed $26,790 and is entitled to receive an 11% preferred return. Woodbridge Crossing, L.P. is a retail shopping center development in Wylie, Texas. As of December 31, 2010, the Company has contributed approximately $19,500 to the venture and is entitled to receive an 11% preferred return.

Stone Creek Crossing, L.P. is considered a VIE as defined in ASC 810, and the Company is considered the primary beneficiary for the joint venture. Therefore, it is consolidated by the Company and the outside interests are reflected as noncontrolling interests in the accompanying consolidated financial statements.

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

For those VIEs where the Company is the primary beneficiary, the Company shall present the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations. The applicable amounts for Stone Creek Crossing, L.P. and the various limited liability companies are included in the consolidated balance sheets as presented in the table below.

Net investment properties	$156,464
Other assets	10,457

Total assets	$166,921

Mortgages, notes and margins payable	$(95,188)
Other liabilities	(50,538)

Total liabilities	$(145,726)

Net assets	$21,195

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(6) Investment in Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. The Company’s partners manage the day-to-day operations of the properties and hold key management positions. These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company’s share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and other comprehensive income.

Entity	Description	Ownership %	Investment at December 31, 2010	Investment at December 31, 2009
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85% (a)	$160,487	$180,304
Cobalt Industrial REIT II	Industrial portfolio	36% (b)	124,750	79,511
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90% (c)	57,389	70,752
NRF Heathcare, LLC	Senior housing portfolio	(d)	87,878	94,872
Centro/IA JV, LLC	Retail Shopping Centers	(e)	121,534	—
Other Unconsolidated Entities	Various Real Estate Investments	Various	21,236	28,343

			$573,274	$453,782

(a)	On August 10, 2007, the Company entered a joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC (“LMLP GP”), for the purpose of directly or indirectly acquiring, financing, holding for investment, operating, and leasing real estate assets as acquired by the joint venture. The Company’s initial capital contribution was approximately $127,500 and LMLP’s initial contribution was approximately $22,500. LMLP GP is the general partner who manages investments and day-to-day affairs of the venture. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of LMLP, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Net Lease Strategic Asset Fund L.P. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(b)	On June 29, 2007, we entered into a venture (Cobalt) to invest $149,000 in shares of common beneficial interest. Our investment gives us the right to a preferred dividend equal to 9% per annum. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Cobalt, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Cobalt Industrial REIT II. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(c)	On April 23, 2007, the Company entered into a joint venture, D.R. Stephens Institutional Fund, LLC, between the Company and Stephens Ventures III, LLC (“Stephens Member”) for the purpose of acquiring entities engaged in the acquisition, ownership, and development of real property. The Company’s initial capital contribution was limited to approximately $90,000 and the Stephens Member’s initial contribution was limited to approximately $10,000. Stephens & Stephens LLC (“Stephens”), an affiliate of the Stephens Member, is the managing member of D.R. Stephens Institutional Fund, LLC. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Stephens Member, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control D.R. Stephens Institutional Fund, LLC. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(d)	On July 9, 2008, the Company invested $100,000 in NRF Healthcare, LLC (“NRF”) in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend. NRF Healthcare owns 96 senior living properties containing 5,971 operating units/beds, one medical office building and a research campus totaling 313,204 square feet. This entity was previously known as Wakefield Capital, LLC. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of NRF, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control NRF Healthcare, LLC. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(e)	On December 6, 2010, the Company entered into a Joint Venture with Centro NP Residual Holding LLC (“Centro”), resulting in the creation of Centro/IA JV, LLC. The joint venture structure provides the Company with an equity stake of $121,534, a preferred capital position and preferred return of 11%. The joint venture has interest in 25 retail shopping centers, with a total value of approximately $471,000. The properties comprise 4.5 million square feet and are located in 13 states. The venture has 10 year CMBS financing of approximately $310,000 secured by 24 properties. Prior to the close of the joint venture, the Company had an existing participation on a portion of the prior first mortgage loan encumbering the 25 retail shopping centers. The Company converted the note receivable balance of $140,800 for the partnership interest of $121,320 and received $19,480 in cash as described above. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Centro, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Centro. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.

For the year ended December 31, 2010, management determined that three of its other unconsolidated entities were impaired. The Company recorded impairment of $11,239 for the year ended December 31, 2010. Impairment of $7,443 and $61,993 was recorded for the years ended December 31, 2009 and 2008.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Combined Financial Information

The Company’s carrying value of its investment in unconsolidated entities differs from its share of the partnership or members equity reported in the combined balance sheet of the unconsolidated entities because the Company’s cost of its investment exceeds the historical net book values of the unconsolidated entities. The Company’s additional basis allocated to depreciable assets is recognized on a straight-line basis over 30 years.

	December 31,
	2010	2009
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,913,570	$2,208,528
Real estate debt and securities investments	86,346	599,617
Other assets	335,640	313,381

Total Assets	$3,335,556	$3,121,526

Liabilities and Equity:
Mortgage debt	$2,063,151	$2,014,152
Other liabilities	109,265	113,637
Equity	1,163,140	993,737

Total Liabilities and Equity	$3,335,556	$3,121,526

Company’s share of equity	$563,141	$437,671
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,446 and $1,362, respectively)	10,133	16,111

Carrying value of investments in unconsolidated entities	$573,274	$453,782

	December 31,
	2010	2009	2008
Statements of Operations:
Revenues	$287,694	$282,708	$248,406

Expenses:
Interest expense and loan cost amortization	$90,857	$104,854	$82,381
Depreciation and amortization	99,254	111,389	85,279
Operating expenses, ground rent and general and administrative expenses	100,954	125,247	89,283
Impairments	14,019	197,949	67,614

Total expenses	$305,084	$539,439	$324,557

Net loss before gain on sale of real estate	$(17,390)	$(256,731)	$(76,151)
Gain on sale of real estate	553	13,799	—

Net loss	$(16,837)	$(242,932)	$(76,151)

Company’s share of:
Net loss, net of excess basis depreciation of $84, $587 and $381	$(18,684)	$(78,487)	$(46,108)
Depreciation and amortization (real estate related)	$43,845	$41,300	$53,761

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

In the table above, the balances as of December 31, 2008 and for the year ended December 31, 2008 include amounts for LIP-H, which has been consolidated as of January 6, 2009.

The unconsolidated entities had total third party debt of $2,063,151 at December 31, 2010 that matures as follows:

2011	$200,671
2012	275,998
2013	306,493
2014	144,787
2015	194,587
Thereafter	940,615

$2,063,151

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund, except for remaining commitments (Note 18), however, it is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(7) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the years ended December 31, 2010, 2009 and 2008.

		For the years ended			Unpaid amount as of
		December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010	December 31, 2009
General and administrative:
General and administrative reimbursement	(a)	$8,205	$8,975	$7,020	$1,862	$1,876
Loan servicing	(b)	586	480	343	—	—
Affiliate share purchase discounts	(c)	—	14	126	—	—
Investment advisor fee	(d)	1,447	1,319	2,162	127	118

Total general and administrative to related parties		$10,238	$10,788	$9,651	$1,989	$1,994

Property management fees	(e)	$30,828	$26,413	$20,553	$100	$18
Business manager fee	(f)	$36,000	$39,000	$18,500	$10,000	$12,000
Acquisition reimbursements capitalized		$—	$—	$1,370	$—	$—
Acquisition fees	(g)	$—	$—	$22,326	$—	$—
Loan placement fees	(h)	$845	$2,483	$1,798	$—	$—
Offering costs	(i)	$—	$25,660	$232,090	$—	$—

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of December 31, 2010 and 2009 are included in accounts payable and accrued expenses on the consolidated balance sheets.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee. Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties. The Company’s lodging properties will continue to be billed at 225 dollars per month, per loan and MB REIT properties at 200 dollars per month, per loan.
(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. The Company sold 0, 18,067 and 142,396 shares to related parties and recognized an expense related to these discounts of $0, $14 and $126 for the years ended December 31, 2010, 2009 and 2008, respectively.
(d)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.
(e)	The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company. Unpaid amounts as of December 31, 2010 and 2009 are included in advanced rent and other liabilities on the consolidated balance sheets. In addition to the fee, the property manager receives reimbursements of payroll costs for property level employees. The Company reimbursed the property manager $4,384, $3,370 and $2,431 for the years ended December 31, 2010, 2009 and 2008.
(f)	After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the years ended December 31, 2010, 2009 and 2008, average invested assets were $11,411,953, $10,358,444 and $8,445,009 and operating expenses, as defined, were $69,091, $72,882 and $45,860 or 0.61%, 0.70% and 0.54%, respectively, of average invested assets. The Business Manager has agreed to waive all fees allowed but not taken, except for the $36,000, $39,000 and $18,500 for the years ended December 31, 2010, 2009 and 2008.
(g)	The Company pays the Business Manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company. Acquisition fees, however, are not paid for acquisitions solely of a fee interest in a property. The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest and, prior to 2009, was capitalized as part of the purchase price of the company.
(h)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.
(i)	The Business Manager and its related parties are entitled to reimbursement for salaries and expenses of employees of the Business Manager and its related parties relating to the offerings. In addition, a related party of the Business Manager is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such costs are offset against the stockholders’ equity accounts.

As of December 31, 2010, the Company had deposited $370 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IRC), Inland Western Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $9,892, $7,726 and $6,130 for the years ended December 31, 2010, 2009 and 2008, respectively.

On February 24, 2009, the Company purchased 35,000 IRC convertible bonds for $24,959 with a face value of $35,000 from an unaffiliated third party. The Company sold these bonds in the third quarter of 2009 for a total gain of $6,000. In addition, the Company held 843,200 shares of IRC valued $7,426 as of December 31, 2010.

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

(8) Notes Receivable

The Company’s notes receivable balance was $54,047 and $423,478 as of December 31, 2010 and December 31, 2009, respectively, and consisted of installment notes from unrelated parties that mature on various dates through December 2013. The notes are secured by mortgages on vacant land and hotel properties. Interest is due each month at rates ranging from 5.85% to 9.5% per annum. For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest income from notes receivable of $13,690, $34,462 and $30,822, including amortized discount of $0, $8,107 and $3,208, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

The table below represents a summary of the Company’s notes receivable balance for the year ended December 31, 2010.

	Centro (a)	Stan Thomas (b)	Other		Total
Beginning balance 1/1/2010	$140,800	$214,627	$68,051		$423,478
Additions	—	—	34,000	c	34,000
Conversion to Joint Venture	(121,320)	—	—		(121,320)
Conversion to Real Estate	—	(100,000)	(45,438)	c	(145,438)
Impairment	—	(94,627)	(17,269)	d	(111,896)
Paydown	(19,480)	—	(5,297)		(24,777)

Ending balance 12/31/2010	$—	$20,000	$34,047		$54,047

(a)	In the fourth quarter of 2010, the Company converted its notes receivable into a joint venture interest with Centro. See Note 6 for further details on this joint venture.

(b)	On October 22, 2010, the Company entered into a restructure agreement with a borrower, being Stan Thomas Properties on three loans. As part of the restructure, the Company received title and all rights to two land parcels, located in Florida and California, that secured the notes receivable, and in return, the Company released its collateral rights to a third land parcel as well as the personal guarantees of Stan Thomas.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Prior to foreclosure, the Company recorded its note receivable at the estimated fair values for the two land sites that were to be received as part of the restructure. The changes reduced the estimated fair value of the collateral to $120,000, resulting in impairment of $94,627 for the year ended December 31, 2010. The California collateral subject to the restructure and foreclosure was recorded in investment properties, effective October 22, 2010, at its estimated fair value of $100,000. As of December 31, 2010, the note secured by the Florida property remains a note receivable of $20,000. On March 8, 2011, the Company received title to the Florida property.

(c)	In the first quarter of 2010, the Company purchased a note receivable in the amount of $34,000, which is collateralized by a shopping center. In the second quarter, the Company foreclosed on the note and assumed ownership of the underlying collateral for $2,000 in cash plus the amount of the note receivable. In addition, the Company also settled on other notes receivable of $11,400 and recorded these assets in investment properties.

(d)	During the fourth quarter, the Company recognized an impairment on a note receivable with a carrying value of $35,821. The note is secured by improved and unimproved land located in Florida. The Company considered in part a third party appraisal to assess the underlying collateral’s fair value, which was estimated at $16,400. As of December 31, 2010, an impairment loss of $19,421 was recorded.

For the year ended December 31, 2010, the Company recorded $111,896 of impairment losses. The impaired loans generated $3,781 of interest income for the year ended December 31, 2010.

(9) Investment in Marketable Securities

Investment in marketable securities of $268,726 and $217,061 at December 31, 2010 and December 31, 2009, respectively, consists of primarily preferred and common stock investments in other REITs, certain real estate related bonds, and commercial mortgage backed securities which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held as of December 31, 2010, the Company has net accumulated other comprehensive income of $52,965, which includes gross unrealized losses of $5,433. All such gross unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $43,775 as of December 31, 2010.

Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary, which includes determining whether (1) the Company intends to sell the debt security, and (2) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. During the year ended December 31, 2010, the Company recorded impairment of $1,856 compared to an impairment of $4,038 and $246,164 for the years ended December 31, 2009 and 2008 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Dividend income is recognized when earned. During the years ended December 31, 2010, 2009 and 2008, dividend income of $18,386, $17,977 and $30,943 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(10) Leases

Operating Leases

Minimum lease payments to be received under operating leases, excluding multi-family and lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2011	$534,479
2012	502,377
2013	463,518
2014	429,635
2015	399,701
Thereafter	1,830,624

Total	$4,160,334

The remaining lease terms range from one year to 29 years. The majority of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties which expire in various years from 2020 to 2084. Ground lease rent is recorded on a straight-line basis over the term of each lease. For the years ended December 31, 2010, 2009 and 2008, ground lease rent was $2,067, $1,872 and $1,729, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease Payments
2011	$1,126
2012	1,142
2013	1,164
2014	1,192
2015	1,196
Thereafter	58,335

Total	$64,155

(11) Intangible Assets and Goodwill

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs of $6,511, $3,052 and $2,777 was applied as a reduction to rental income for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization pertaining to the below market lease costs of $6,945, $4,740 and $5,185 was applied as an increase to rental income for the years ended December 31, 2010, 2009 and 2008, respectively.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $78,632, $74,126 and $66,110 for the years ended December 31, 2010, 2009 and 2008, respectively. The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2010 and December 31, 2009.

	Balance as of December 31, 2010	Balance as of December 31, 2009
Intangible assets:
Acquired in-place lease	$600,726	$541,259
Acquired above market lease	43,495	30,422
Acquired below market ground lease	8,825	8,825
Advance bookings	5,924	5,782
Accumulated amortization	(279,815)	(204,913)

Net intangible assets	379,155	381,375
Goodwill, net	7,761	7,761

Total intangible assets, net	$386,916	$389,136

Intangible liabilities:
Acquired below market lease	$92,341	$81,425
Acquired above market ground lease	5,840	5,840
Accumulated amortization	(16,483)	(10,886)

Net intangible liabilities	$81,698	$76,379

The following table presents the amortization during the next five years related to intangible assets and liabilities at December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(5,273)	(4,492)	(3,855)	(3,538)	(3,107)	(10,571)	$(30,836)
Acquired below market lease costs	$5,932	5,548	5,210	4,801	4,586	50,347	$76,424

Net rental income increase	$659	1,056	1,355	1,263	1,479	39,776	$45,588

Acquired in-place lease intangibles	$64,029	57,548	48,675	37,350	31,352	101,040	$339,994
Advance bookings	$98	47	36	—	—	—	$181
Acquired below market ground lease	$(228)	(228)	(228)	(228)	(228)	(7,006)	$(8,146)
Acquired above market ground lease	$191	187	140	140	140	4,475	$5,273

For the year ended December 31, 2010 and 2009, the Company recorded an impairment charge of $0 and $26,676 of its goodwill as a result of the effect of the slowdown in the economy and its impact on three properties, resulting in increases in the capitalization and discount rates used for these properties. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are in the table below.

	2010	2009
Goodwill	$45,636	$45,636
Accumulated impairment losses	(37,875)	(11,199)

	7,761	34,437
Impairment losses	—	(26,676)

Balance at end of year	$7,761	$7,761

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(12) Mortgages, Notes and Margins Payable

During the year ended December 31, 2010, the following debt transactions occurred:

Balance at December 31, 2008	$4,437,997
New financings	370,555
Assumed financings, net of discount	722,531
Paydown of debt	(452,292)
Amortization of discount/premium	7,108

Balance at December 31, 2009	$5,085,899
New financings	466,673
Assumed financings, net of discount	449,461
Paydown of debt	(446,549)
Extinguishment of debt	(29,630)
Amortization of discount/premium	6,203

Balance at December 31, 2010	$5,532,057

Mortgage loans outstanding as of December 31, 2010 and 2009 were $5,508,668 and $5,056,398 and had a weighted average interest rate of 5.1% and 4.9%, respectively. Mortgage premium and discount, net was a discount of $38,712 and a premium of $1,199 as of December 31, 2010 and 2009. As of December 31, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047.

	As of December 31, 2010	Weighted average interest rate
2011	$541,262	3.79%
2012	$679,112	3.98%
2013	$1,010,823	4.83%
2014	$278,720	5.61%
2015	$460,975	5.61%
Thereafter	$2,537,776	5.69%

The Company is negotiating refinancing certain debt maturing in 2011 with the existing lenders at terms that will most likely be at higher credit spreads and lower loan to value. It is anticipated that the Company will be able to repay, refinance or extend the maturities of all of the debt on a timely basis, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $635,866 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2010, the Company was in compliance with all mortgage loan requirements except two loans with a carrying value of $16,580 and one loan for a consolidated joint venture with a carrying value of $10,135; neither of which are cross collateralized with any other mortgage loans.

The Company has purchased a portion of its securities through margin accounts. As of December 31, 2010 and December 31, 2009, the Company has recorded a payable of $62,101 and $28,302, respectively, for securities

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

purchased on margin. This debt bears a variable interest rate of the LIBOR plus 35 basis points. At December 31, 2010 and December 31, 2009, this rate was .609% and .585%. Interest expense in the amount of $419, $168 and $3,776 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2010, 2009 and 2008, respectively.

(13) Derivatives

As of December 31, 2010, in connection with nine mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $355,469. The Company’s interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of December 31, 2010. The fair value of the Company’s swaps increased $300 during the year ended December 31, 2010 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes interest rate swap contracts outstanding as of December 31, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2010
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR	$24,425	$(253)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(1,819)
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	50,000	(312)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)	20,245	—
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR	16,637	(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	22,000	(282)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR	34,373	(84)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR	125,000	(487)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	29,727	(54)

					$355,469	$(3,533)

(1)	Interest rate cap at 4.75%.

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

December 31, 2010, 2009 and 2008

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2010, the Company recorded $473 of ineffectiveness income as a result of the hypo and actual swap adjusting to market value, which is included in interest expense on the consolidated statements of operations and other comprehensive income. The Company recorded $262 and $242 of ineffectiveness expense during the years ended December 31, 2009 and 2008, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,839 will be reclassified to interest expense.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2010 and December 31, 2009.

	Liability Derivatives
	As of December 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Products	Advance rent and other liabilities	$3,533	Advance rent and other liabilities	$4,533

The derivative instruments were reported at their fair value of $3,533 and $4,533 in advance rent and other liabilities at December 31, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2010, 2009 and 2008:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) December 31,			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) December 31,
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest Rate Products	$300	$5,220	$(9,054)	Interest expense	$(4,508)	$(8,766)	$(3,254)	Interest expense	$473	$(262)	$(242)
During the year ended December 31, 2010, the Company recognized additional other comprehensive gain of $300 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2010. During the year ended December 31, 2009, the Company recognized additional other comprehensive gain of $5,220 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2009. The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $1,274 and $1,950 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of December 31, 2010 and

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

December 31, 2009, respectively, with $676 included in other income on the consolidated statements of operations and other comprehensive income at December 31, 2010. For the years ended December 31, 2009 and 2008, $1,050 of income and $651 of expense was included in other income on the consolidated statements of operations and other comprehensive income.

The Company does not use derivatives for trading or speculative purposes.

(14) Fair Value Measurements

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2010
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$253,838	$—	—
Commercial mortgage backed securities	—	—	$14,888

Total assets	$253,838	—	$14,888

Put/call agreement in MB REIT	$—	—	$(1,274)
Derivative interest rate instruments	—	$(3,533)	—

Total liabilities	$—	$(3,533)	$(1,274)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

	Fair Value Measurements at December 31, 2009
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$207,510	$—	—
Commercial mortgage backed securities	—	—	$9,551

Total assets	$207,510	$—	$9,551

Put/call agreement in MB REIT	$—	—	$(1,950)
Derivative interest rate instruments	—	$(4,533)	—

Total liabilities	$—	$(4,533)	$(1,950)

Level 1

At December 31, 2010 and 2009, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

Level 2

To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts . The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Level 3

The following table summarizes activity for the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2010:

	Level 3 Assets	Level 3 Liabilities
Balance, December 31, 2008	$22,615	$(3,000)
Purchases	2,447	—
Sales	(16,934)	—
Realized gains	3,447	1,050
Unrealized losses	(2,024)	—

Balance, December 31, 2009	$9,551	$(1,950)
Purchases	—	—
Sales	—	—
Realized gains	—	676
Unrealized gains	5,337	—

Balance, December 31, 2010	$14,888	$(1,274)

The fair value of the commercial mortgage backed securities (“CMBS”) that do not have current quoted market prices available has been estimated by discounting the estimated future cash flows. The lack of activity in the CMBS market has resulted in a lack of observable market inputs to use in determining fair value. The Company incorporated its own assumptions about future cash flows and the appropriate discount rate adjusted for credit and liquidity factors. In developing these assumptions, the Company incorporated the contractual terms of the securities, the type of collateral, any credit enhancements available, and relevant market data, where available. Subsequently, in the first quarter of 2011, CMBS was sold at $15,426. The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis The Company recognized certain non-cash impairment charges to write the investments to their fair values in the year ended December 31, 2010. The asset groups that were impaired to fair value through this evaluation are:

	As of December 31, 2010		As of December 31, 2009
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Gain (Losses)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Gain (Losses)
Investment properties	$40,509	$(46,584)	$35,616	$(34,051)
Notes receivable	36,400	(111,896)	11,500	(74,136)
Investment in unconsolidated entities	121,320	(11,239)	—	(7,443)
Consolidated investment	37,496	433	137,443	(148,887)
Goodwill	—	—	7,761	(26,676)

Total	$235,725	$(169,286)	$192,320	$(291,193)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Investment Properties

The Company’s estimated fair value relating to the investment properties’ impairment analysis is based on a comparison of letters of intent, broker opinion of value and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. As of December 31, 2010 and 2009, the impairment of the investment properties was $46,584 and $0, respectively. Certain properties were impaired prior to disposition and the related impairment charge of $945 and $34,051 is included in discontinued operations for the year ended December 31, 2010 and 2009.

Notes Receivable

When the Company assesses the potential impairment of the notes, an evaluation of the fair value of the collateral is performed through a review of third party appraisals and discounted cash flow models. The Company’s discounted cash flow model includes contractual inflows and outflows over a specific holding period and utilizes unobservable inputs based on market conditions and the Company’s expected growth rates. The Company believes the capitalization rates and discount rates utilized in the models are based upon observable rates that are within a reasonable range of current market rates.

The unobservable inputs used in the Stan Thomas note receivable evaluation include significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels. These primary inputs are conditioned on a long-term recovery of these real estate markets so that development of certain infrastructure relating to the parcels will deliver positive risk-adjusted returns.

For the year ended December 31, 2010 and 2009, the Company recorded $111,896 of impairment losses and $74,136, respectively.

Investment in Unconsolidated Entities

The Company periodically reviews its investment in unconsolidated entities for impairment. The estimated fair value is based on reviews of the expected cash flows to be received from the respective investee. In some instances, the Company may perform a discounted cash flow analysis on an unconsolidated entity’s underlying assets. The cash flows comprise of unobservable inputs including expected and forecasted inflows and outflows over a specific holding period. The Company believes the capitalization rates and discount rates used are based on observable rates present in the market place. The unconsolidated entities’ impairment loss recorded for year ended December 31, 2010 and 2009 was $11,239 and $7,443, respectively.

The conversion of the note receivable to an investment in unconsolidated entities was recorded at fair value; the fair value of $121,320 was based on the Company’s evaluation of the underlying investee’s assets, which included cash flows analyzes and a review of relevant capitalization rates.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Consolidated Investment

The Company valued the consolidating properties using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The Company estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments. These factors resulted in a loss on a consolidated investment of $148,887 for the year ended December 31, 2009 and a gain of $433 for year ended December 31, 2010.

Goodwill

The goodwill fair values were determined based on discounted future cash flows, as applicable, using unobservable inputs, such as management’s estimates of cash flows, and the eventual disposition. The discount and capitalization rates were based on observable rates present in the current market. For the year ended December 31, 2009, fair value of the goodwill was $7,761 and an impairment of $26,676 was recognized. As of December 31, 2010, there was no impairment of goodwill.

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$5,508,668	$5,408,898	$5,056,398	$4,872,189
Margins payable	$62,101	$62,101	$28,302	$28,302
Notes receivable	$54,047	$52,193	$423,478	$416,520

The Company estimates the fair value of its mortgages and margins payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments or in the case of certain impaired loans, by determining the fair value of the collateral supporting the loan.

(15) Income Taxes

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

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

The components of income tax expense for the years ended December 31:

	2010			2009			2008
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$1,502	$1,466	$2,968	$(2,043)	$1,728	$(315)	$3,216	$2,370	$5,586
Deferred	(6,698)	(788)	(7,486)	859	83	942	601	(63)	538

Total income expense (benefit)	$(5,196)	$678	$(4,518)	$(1,184)	$1,811	$627	$3,817	$2,307	$6,124

The components of the deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Net operating loss – Barclay Holding, Inc.	$7,146	$4,168
Net operating loss - Inland American Holding TRS, Inc.	5,260	2,736
Basis difference IA-Holding	108	—
Lease acquisition costs - Barclay Holding, Inc.	941	1,883
Depreciation expense – Barclay Holding, Inc.	849	459

Total deferred tax assets	14,304	9,246
Less: Valuation allowance	(5,969)	(7,011)

Net deferred tax assets	$8,335	$2,235

Gain on sales of real estate, net of depreciation effect	$—	$1,408
Straight-line rents	—	7
Others	—	(30)

Deferred tax liabilities	$—	$1,385

Federal net operating loss carryforwards amounting to $31,981 begin to expire in 2023, if not utilized by then.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $5,969 at December 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2010, 2009, and 2008 or in the consolidated balance sheets as of December 31, 2010 and 2009. As of December 31, 2010, all of the Company’s tax years remain subject to examination by U.S. and various state tax jurisdictions.

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

A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2010 is as follows:

	2010	2009	2008
Ordinary income	$0.17	$0.14	$0.32
Return of capital	0.33	0.37	0.30

Total distributions per share	$0.50	$0.51	$0.62

(16) Segment Reporting

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

Prior to October 1, 2010, the Company considered the net property operations of the LIP-H assets, which consisted of eight operating office and retail properties, a segment. Due to the settlement and consolidation of the remaining Lauth assets and the disposition of four of eight LIP-H assets, the Company no longer evaluates the net property operations of these assets as a segment. As of December 31, 2010, the assets of the LIP-H segment were classified into the appropriate segment as identified above. The Company has restated the prior years’ comparatives to conform with current year presentation.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

For the year ended December 31, 2010, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc Also, as of December 31, 2010, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following table summarizes net property operations income by segment for the year ended December 31, 2010.

	Total	Office	Retail	Industrial	Lodging	Multi- Family
Property rentals	$606,761	$149,846	$289,324	$85,307	$—	$82,284
Straight-line rents	17,705	5,809	6,954	4,504	—	438
Amortization of acquired above and below market leases, net	434	(761)	2,706	(1,511)	—	—

Total rental income	$624,900	$154,894	$298,984	$88,300	$—	$82,722
Tenant recovery income	93,927	30,219	60,836	2,499	—	373
Other property income	17,323	4,245	5,329	1,104	—	6,645
Lodging income	495,585	—	—	—	495,585	—

Total income	$1,231,735	$189,358	$365,149	$91,903	$495,585	$89,740
Operating expenses	(544,685)	(49,469)	(96,952)	(7,866)	(342,280)	(48,118)

Net property operations	$687,050	$139,889	$268,197	$84,037	$153,305	$41,622

Depreciation and amortization	$(432,081)
Business manager management fee	$(36,000)
General and administrative expenses	$(36,668)
Interest and dividend income	$33,040
Interest expense	$(293,507)
Income tax benefit	$4,518
Other income	$1,845
Realized gain and impairment on securities, net	$21,073
Equity in loss of unconsolidated entities	$(18,684)
Impairment of investment in unconsolidated entities	$(11,239)
Provision for asset impairment	$(46,584)
Impairment of notes receivable	$(111,896)
Gain on consolidated investment	$433

Net loss from continuing operations	$(238,700)
Income from discontinued operations, net	$71,408
Net income attributable to noncontrolling interests	$(9,139)

Net loss attributable to Company	$(176,431)

Balance Sheet Data:
Real estate assets, net	$9,643,194	$1,730,995	$3,745,959	$944,181	$2,424,363	$797,696
Non-segmented assets	1,748,308

Total Assets	$11,391,502

Capital expenditures	$101,723	$7,114	$17,674	$903	$73,757	$2,275

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following table summarizes net property operations income by segment for the year ended December 31, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi- Family
Property rentals	$515,988	$147,298	$234,861	$71,743	$—	$62,086
Straight-line rents	16,965	6,081	5,743	4,730	—	411
Amortization of acquired above and below market leases, net	1,688	(620)	2,695	(387)	—	—

Total rental income	$534,641	$152,759	$243,299	$76,086	$—	$62,497
Tenant recovery income	83,979	29,533	50,045	4,106	—	295
Other property income	18,433	6,087	6,382	1,083	—	4,881
Lodging income	459,724	—	—	—	459,724	—

Total income	$1,096,777	$188,379	$299,726	$81,275	$459,724	$67,673
Operating expenses	(486,977)	(47,645)	(78,486)	(8,157)	(317,878)	(34,811)

Net property operations	$609,800	$140,734	$221,240	$73,118	$141,846	$32,862

Depreciation and amortization	$(384,764)
Business manager management fee	$(39,000)
General and administrative expenses	$(43,499)
Interest and dividend income	$55,173
Interest expense	$(248,267)
Loss on consolidated investment	$(148,887)
Income tax expense	$(627)
Other income	$591
Realized gain and impairment on securities, net	$34,155
Impairment of notes receivable	$(74,136)
Equity in loss of unconsolidated entities	$(78,487)
Impairment of investment in unconsolidated entities	$(7,443)
Provision for asset impairment	$(1,117)
Provision for goodwill impairment	$(26,676)

Net loss from continuing operations	$(353,184)
Loss from discontinued operations, net	$(35,825)
Net income attributable to noncontrolling interests	$(8,951)

Net loss attributable to Company	$(397,960)

Balance Sheet Data:
Real estate assets, net	$9,223,015	$1,861,529	$3,236,729	$921,209	$2,456,454	$747,094
Non-segmented assets	2,105,196

Total Assets	$11,328,211

Capital expenditures	$48,995	$9,096	$4,090	$85	$34,929	$795

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

The following table summarizes net property operations income by segment for the year ended December 31, 2008.

	Total	Office	Retail	Industrial	Lodging	Multi- Family
Property rentals	$394,766	$104,900	$196,060	$63,236	$—	$30,570
Straight-line rents	17,174	5,259	6,986	4,732	—	197
Amortization of acquired above and below market leases, net	2,409	(749)	3,545	(387)	—	—

Total rentals	$414,349	$109,410	$206,591	$67,581	$—	$30,767
Tenant recoveries	74,169	27,034	43,411	3,759	—	(35)
Other income	11,702	5,733	3,322	132	—	2,515
Lodging operating income	506,531	—	—	—	506,531	—

Total revenues	$1,006,751	$142,177	$253,324	$71,472	$506,531	$33,247
Total operating expenses	(453,862)	(41,956)	(65,725)	(6,929)	(322,221)	(17,031)

Net property operations	$552,889	$100,221	$187,599	$64,543	$184,310	$16,216

Depreciation and amortization	$(313,765)
General and administrative expenses	$(34,087)
Business manager management fee	$(18,500)
Interest and dividend income	$81,274
Interest expense	$(225,476)
Income tax expense	$(6,124)
Other income	$70
Realized loss and impairment on securities, net	$(262,105)
Equity in loss of unconsolidated entities	$(46,108)
Impairment of investment in unconsolidated entities	$(61,993)
Provision for goodwill impairment	$(11,199)
Gain on extinguishment of debt	$7,760

Net loss from continuing operations	$(337,364)
Income from discontinued operations, net	$(18,887)
Net income attributable to noncontrolling interests	$(8,927)

Net loss attributable to Company	$(365,178)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

(17) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. There are an immaterial amount of potentially dilutive common shares.

The basic and diluted weighted average number of common shares outstanding was 835,131,057, 811,400,035 and 675,320,438 for the years ended December 31, 2010, 2009 and 2008.

(18) Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $31,839 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

As part of the Company’s consolidated MB REIT joint venture with Minto Delaware, the Company could be required to redeem Minto Delaware’s interest in MB REIT beginning on October 11, 2011 subject to the terms and conditions below:

•

On or after October 11, 2011 until October 11, 2012, Minto Holdings, an affiliate of Minto Delaware, has the option to require the Company to purchase, in whole, but not in part, 100% of the Minto Delaware’s investment in the MB REIT (consisting of the series A preferred stock and common stock) for a price equal to (A) if the shares of the Company’s common stock are not listed, on the earlier of (x) the date the Company purchases Minto Delaware’s investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) $29,300 or (B) if the shares of the Company’s stock are listed, on the earlier of (x) the date the Company purchases Minto Delaware’s investment or (y) 150 days after the date written notice of the exercise of the initial purchase right is given, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock. The series A liquidation preference is equal to $1,276 per share for 207,000 shares of series A preferred stock plus accrued and unpaid dividends.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

•

On or after October 11, 2015, so long as the MB REIT qualifies as a “domestically controlled REIT,” MB REIT has the right to purchase, in whole, but not in part, 100% of Minto Delaware’s investment for a price equal to (A) if the shares of the Company’s common stock are not listed, the sum of (1) the series A liquidation preference, payable in cash and (2) the fair market value (pursuant to a specified formula) of the common stock of MB REIT held by Minto Delaware or (B) if the shares of the Company’s common stock are listed, the sum of (1) the series A liquidation preference, payable in cash and (2) 2,934,800 shares of common stock.

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of December 31, 2010, the Company has funded $50,098 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of December 31, 2010.

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

On March 6, 2008, Crockett filed an amended complaint in the General Court of Justice of the State of North Carolina against Inland American Winston and WINN. The amended complaint alleges that the development memorandum reflecting the parties’ intentions regarding the development hotels was instead an agreement that legally bound the parties. The amended complaint further claims that Inland American Winston and WINN breached the terms of the alleged agreement by failing to take certain actions to develop the Cary, North Carolina hotel and by refusing to convey their rights in the three other development hotels to Crockett. The amended complaint seeks, among other things, monetary damages in an amount not less than $4,800 with respect to the Cary, North Carolina property. With respect to the remaining three development hotels, the amended complaint seeks specific performance in the form of an order directing Inland American Winston and WINN to transfer their rights in the hotels to Crockett or, alternatively, monetary damages in an amount not less than $20,100. Inland American Winston and WINN deny these claims and, on March 26, 2008, filed a motion to dismiss the amended complaint. On March 13, 2009, the court denied the motion to dismiss. Inland American Winston and WINN have filed answers and affirmative defenses to the amended complaint as well as counter claims against Crockett. Contemporaneously with the close of fact discovery, Crockett sought leave to amend its complaint to add another cause of action and to seek treble damages and attorneys’ fees, which was granted. Expert discovery has been completed. Based upon an expert report recently received from Crockett, it was originally believed that Crockett’s maximum claim, without the inclusion of treble damages or attorneys fees, was approximately $16,800. On February 28, 2011, the Court ruled on cross motions for summary judgment, which were filed by the parties. The result of the ruling on the cross motions is that certain claims against WINN by Crockett were dismissed, including the treble damages claim and claims relating to two of the hotel properties at issue. Most of the WINN’s counter-claims against Crockett were also dismissed as a result of the ruling. Based upon the expert report referenced above, it is now believed that the maximum claim against WINN is approximately $7,000 exclusive of any claimed interest. WINN believes a trial on these remaining claims will likely take place by the end of 2011. The outcome of this lawsuit cannot be predicted with any certainty and management is currently unable to estimate an amount or range of potential loss that could result if an unfavorable outcome occurs.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2010, 2009 and 2008

While management does not believe that an adverse outcome in the above lawsuit would have a material adverse effect on the Company’s financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company’s results of operations for any particular period.

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

(19) Subsequent Events

Subsequent to year end, the Company purchased one property for $25,500.

The Company entered into two interest rate swap transactions at a rate of 0.912% over a notional amount of $49,671.

We have adopted an Amended and Restated Share Repurchase Program (“SRP”), effective April 11, 2011, to repurchase shares, on a quarterly basis, due to death of the beneficial owner. Beginning April 11, 2011, we will begin accepting share repurchase requests due to the death of any beneficial owner of shares, with checks distributed by the end of the calendar quarter. There will be $5 million available each quarter to repurchase shares at a price per share of $7.23, which is equal to 90% of the most recently disclosed estimated per share value of $8.03. Additionally in accordance with the SRP, the aggregate number of shares repurchased will be limited to 5.0% of the total number of issued and outstanding shares during any consecutive 12 calendar month period.

(20) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2010 and 2009.

	2010
	Dec. 31	Sept. 30	June 30	March 31
Total income	$295,149	$321,174	$322,415	$292,997
Net loss	(18,338)	(119,894)	(1,963)	(27,097)
Net loss attributable to Company	(20,483)	(122,480)	(4,129)	(29,339)
Net loss, per common share, basic and diluted (1)	(.01)	(.15)	(.01)	(.04)
Weighted average number of common shares outstanding, basic and diluted (1)	843,554,275	837,717,745	832,322,161	826,716,592

	2009
	Dec. 31	Sept. 30	June 30	March 31
Total income	$271,025	$277,255	$280,701	$267,796
Net loss	(157,594)	(27,049)	(37,333)	(167,033)
Net loss attributable to Company	(159,755)	(29,458)	(39,505)	(169,242)
Net loss, per common share, basic and diluted (1)	(.19)	(.04)	(.05)	(.21)
Weighted average number of common shares outstanding, basic and diluted (1)	821,020,633	815,129,571	808,952,703	800,227,755

(1)	Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
Retail
14th STREET MARKET	7,712	3,500	9,241	8	3,500	9,249	12,749	1,214	2007
Plano, TX
24 HOUR FITNESS - 249 & JONES	—	2,650	7,079	190	2,650	7,269	9,919	1,363	2005
Houston, TX
24 HOUR FITNESS - THE WOODLANDS	—	1,540	11,287	—	1,540	11,287	12,827	2,074	2005
Woodlands, TX
6101 RICHMOND AVENUE	—	1,700	1,264	—	1,700	1,264	2,964	243	2005
Houston, TX
825 RAND	5,767	1,700	7,931	(4,627)	1,700	3,304	5,004	66	2005
Lake Zurich, IL
95th and CICERO	8,949	4,500	9,910	(24)	4,500	9,886	14,386	817	2008
Oak Lawn, IL
ALCOA EXCHANGE	12,810	4,900	15,577	20	4,900	15,598	20,498	1,467	2008
Bryant, AR
ALCOA EXCHANGE II	—	1,300	5,511	—	1,300	5,511	6,811	390	2009
Benton, AR
ANDERSON CENTRAL	13,653	2,800	9,961	—	2,800	9,961	12,761	294	2010
Anderson, SC
ANTOINE TOWN CENTER	—	1,645	7,343	66	1,645	7,409	9,054	1,345	2005
Houston, TX
ASHFORD PLAZA	—	900	2,440	231	900	2,671	3,571	529	2005
Houston, TX
ATASCOCITA SHOPPING CENTER	—	1,550	7,994	41	1,550	8,036	9,586	1,514	2005
Humble, TX
BARTOW MARKETPLACE	23,298	5,600	20,154	—	5,600	20,154	25,754	600	2010
Atlanta, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
BAY COLONY	—	3,190	30,828	5,661	3,190	36,489	39,679	5,976	2005
League City, TX
BEAR CREEK VILLAGE CENTER	15,065	3,523	12,384	(188)	3,523	12,196	15,719	763	2009
Wildomar, CA
BELLERIVE PLAZA	6,092	2,400	7,749	62	2,400	7,811	10,211	1,036	2007
Nicholasville, KY
BENT TREE PLAZA	5,453	1,983	7,093	(52)	1,983	7,040	9,023	524	2009
Raleigh, NC
BI-LO - GREENVILLE	4,286	1,400	5,503	—	1,400	5,503	6,903	883	2006
Greenville, SC
BLACKHAWK TOWN CENTER	—	1,645	19,982	—	1,645	19,982	21,627	3,611	2005
Houston, TX
BOYNTON COMMONS	27,854	11,400	17,315	—	11,400	17,315	28,715	522	2010
Miami, FL
BRANDON CENTRE SOUTH	16,133	5,720	19,500	639	5,720	20,140	25,860	2,587	2007
Brandon, FL
BROOKS CORNER	14,276	10,600	13,648	2,564	10,600	16,212	26,812	2,596	2006
San Antonio, TX
BUCKHEAD CROSSING	33,215	7,565	27,104	(1,468)	7,565	25,637	33,202	1,646	2009
Atlanta, GA
BUCKHORN PLAZA	9,025	1,651	11,770	769	1,651	12,539	14,189	1,949	2006
Bloomsburg, PA
CAMPUS MARKETPLACE	19,619	6,723	27,462	(289)	6,723	27,174	33,896	1,669	2009
San Marcos, CA
CANFIELD PLAZA	7,575	2,250	10,339	538	2,250	10,877	13,127	1,904	2006
Canfield, OH
CARVER CREEK	—	650	560	825	650	1,384	2,034	241	2005
Dallas, TX
CENTERPLACE OF GREELEY	17,175	3,904	14,715	(113)	3,904	14,602	18,506	949	2009
Greeley, CO
CHESAPEAKE COMMONS	8,950	2,669	10,839	—	2,669	10,839	13,508	1,490	2007
Chesapeake, VA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CHEYENNE MEADOWS	4,890	2,023	6,991	(319)	2,023	6,672	8,695	449	2009
Colorado Springs, CO
CHILI’S - HUNTING BAYOU	—	400	—	—	400	—	400	—	2005
Jacinto City, TX
CINEMARK - JACINTO CITY	—	1,160	10,540	—	1,160	10,540	11,700	1,987	2005
Jacinto City, TX
CINEMARK - WEBSTER	—	1,830	12,094	—	1,830	12,094	13,924	2,251	2005
Webster, TX
CINEMARK 12 - SILVERLAKE	—	1,310	7,496	—	1,310	7,496	8,806	1,374	2005
Pearland, TX
CITIZENS (CFG) CONNECTICUT	678	525	737	(2)	525	735	1,260	97	2007
Hamden, CT
CITIZENS (CFG) CONNECTICUT	1,095	450	1,191	(4)	450	1,187	1,637	156	2007
Colchester, CT
CITIZENS (CFG) CONNECTICUT	2,018	480	2,194	(7)	480	2,187	2,667	287	2007
Deep River, CT
CITIZENS (CFG) CONNECTICUT	1,142	430	1,242	(4)	430	1,238	1,668	163	2007
East Lyme, CT
CITIZENS (CFG) CONNECTICUT	2,435	111	2,648	(9)	111	2,640	2,751	347	2007
Montville, CT
CITIZENS (CFG) CONNECTICUT	1,123	450	1,221	(4)	450	1,217	1,667	160	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	1,150	420	1,251	(4)	420	1,247	1,667	164	2007
Stonington, CT
CITIZENS (CFG) CONNECTICUT	808	490	879	(3)	490	876	1,366	115	2007
East Hampton, CT
CITIZENS (CFG) DELAWARE	653	525	353	(4)	525	349	874	46	2007
Lewes, DE
CITIZENS (CFG) DELAWARE	467	275	252	(3)	275	250	525	33	2007
Wilmington, DE
CITIZENS (CFG) DELAWARE	393	485	212	(2)	485	210	695	28	2007
Wilmington, DE

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) ILLINOIS	3,260	1,870	2,414	(6)	1,870	2,408	4,278	316	2007
Orland Hills, IL
CITIZENS (CFG) ILLINOIS	361	450	267	(1)	450	267	717	35	2007
Calumet City, IL
CITIZENS (CFG) ILLINOIS	179	815	133	—	815	132	947	17	2007
Chicago, IL
CITIZENS (CFG) ILLINOIS	512	575	379	(1)	575	378	953	50	2007
Villa Park, IL
CITIZENS (CFG) ILLINOIS	786	725	582	(1)	725	580	1,305	76	2007
Westchester, IL
CITIZENS (CFG) ILLINOIS	1,443	375	1,069	(2)	375	1,066	1,441	140	2007
Olympia Fields, IL
CITIZENS (CFG) ILLINOIS	1,221	290	904	(2)	290	902	1,192	118	2007
Chicago Heights, IL
CITIZENS (CFG) MELLON BANK BLD	2,205	725	2,255	284	725	2,540	3,265	304	2007
Georgetown, DE
CITIZENS (CFG) MICHIGAN	640	500	174	—	500	174	674	23	2007
Farmington, MI
CITIZENS (CFG) MICHIGAN	803	1,100	219	—	1,100	219	1,319	29	2007
Troy, MI
CITIZENS (CFG) NEW HAMPSHIRE	2,407	1,050	2,121	—	1,050	2,121	3,171	278	2007
Keene, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,270	554	1,119	—	554	1,119	1,673	147	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,420	618	1,251	—	618	1,251	1,869	164	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	1,472	641	1,297	—	641	1,297	1,938	170	2007
Salem, NH
CITIZENS (CFG) NEW HAMPSHIRE	17,744	9,620	15,633	—	9,620	15,633	25,253	2,052	2007
Manchester, NH
CITIZENS (CFG) NEW HAMPSHIRE	319	172	281	—	172	281	453	37	2007
Hinsdale, NH

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) NEW HAMPSHIRE	284	111	250	—	111	250	361	33	2007
Ossipee, NH
CITIZENS (CFG) NEW HAMPSHIRE	294	176	259	—	176	259	435	34	2007
Pelham, NH
CITIZENS (CFG) NEW JERSEY	821	500	466	—	500	466	966	61	2007
Haddon Heights, NJ
CITIZENS (CFG) NEW JERSEY	824	850	468	—	850	468	1,318	61	2007
Marlton, NJ
CITIZENS (CFG) NEW YORK	1,156	70	1,342	—	70	1,342	1,412	176	2007
Plattsburgh, NY
CITIZENS (CFG) OHIO	2,333	400	1,736	—	400	1,736	2,136	228	2007
Fairlawn, OH
CITIZENS (CFG) OHIO	565	450	420	—	450	420	870	55	2007
Bedford, OH
CITIZENS (CFG) OHIO	641	625	477	—	625	477	1,102	63	2007
Parma, OH
CITIZENS (CFG) OHIO	678	900	505	—	900	505	1,405	66	2007
Parma, OH
CITIZENS (CFG) OHIO	683	750	508	—	750	508	1,258	67	2007
Parma Heights, OH
CITIZENS (CFG) OHIO	1,178	850	876	—	850	876	1,726	115	2007
South Russell, OH
CITIZENS (CFG) PENNSYLVANIA	689	50	771	—	50	771	821	101	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	1,013	85	1,134	—	85	1,133	1,218	149	2007
Ashley, PA
CITIZENS (CFG) PENNSYLVANIA	1,022	675	1,144	—	675	1,144	1,819	150	2007
Brodheadsville, PA
CITIZENS (CFG) PENNSYLVANIA	1,282	75	1,434	—	75	1,434	1,509	188	2007
Butler, PA
CITIZENS (CFG) PENNSYLVANIA	1,269	1,150	1,420	—	1,150	1,419	2,569	186	2007
Camp Hill, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) PENNSYLVANIA	1,199	500	1,342	—	500	1,342	1,842	176	2007
Camp Hill, PA
CITIZENS (CFG) PENNSYLVANIA	1,636	125	1,830	—	125	1,830	1,955	240	2007
Carnegie, PA
CITIZENS (CFG) PENNSYLVANIA	1,390	40	1,555	—	40	1,555	1,595	204	2007
Charlerol, PA
CITIZENS (CFG) PENNSYLVANIA	1,275	325	1,427	—	325	1,427	1,752	187	2007
Dallas, PA
CITIZENS (CFG) PENNSYLVANIA	860	150	962	—	150	962	1,112	126	2007
Dallastown, PA
CITIZENS (CFG) PENNSYLVANIA	1,303	260	1,458	—	260	1,458	1,718	191	2007
Dillsburg, PA
CITIZENS (CFG) PENNSYLVANIA	1,479	485	1,655	—	485	1,655	2,140	217	2007
Drexel Hill, PA
CITIZENS (CFG) PENNSYLVANIA	988	50	1,106	—	50	1,106	1,156	145	2007
Ford City, PA
CITIZENS (CFG) PENNSYLVANIA	1,544	385	1,727	—	385	1,727	2,112	227	2007
Glenside, PA
CITIZENS (CFG) PENNSYLVANIA	813	125	909	—	125	909	1,034	119	2007
Greensburg, PA
CITIZENS (CFG) PENNSYLVANIA	975	300	1,092	—	300	1,091	1,391	143	2007
Highspire, PA
CITIZENS (CFG) PENNSYLVANIA	902	100	1,009	—	100	1,009	1,109	132	2007
Homestead, PA
CITIZENS (CFG) PENNSYLVANIA	1,516	300	1,697	—	300	1,696	1,996	223	2007
Kingston, PA
CITIZENS (CFG) PENNSYLVANIA	1,240	50	1,388	—	50	1,388	1,438	182	2007
Kittanning, PA
CITIZENS (CFG) PENNSYLVANIA	1,625	330	1,819	—	330	1,819	2,149	239	2007
Matamoras, PA
CITIZENS (CFG) PENNSYLVANIA	1,034	100	1,157	—	100	1,157	1,257	152	2007
McKees Rocks, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) PENNSYLVANIA	2,619	250	2,931	—	250	2,931	3,181	385	2007
Mechanicsburg, PA
CITIZENS (CFG) PENNSYLVANIA	465	40	521	—	40	520	560	68	2007
Mercer, PA
CITIZENS (CFG) PENNSYLVANIA	1,450	275	1,623	—	275	1,623	1,898	213	2007
Milford, PA
CITIZENS (CFG) PENNSYLVANIA	1,105	600	1,237	—	600	1,237	1,837	162	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	942	245	1,054	—	245	1,054	1,299	138	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,200	700	1,342	—	700	1,342	2,042	176	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,011	75	1,131	—	75	1,131	1,206	148	2007
Pitcairn, PA
CITIZENS (CFG) PENNSYLVANIA	3,278	75	3,668	(1)	75	3,668	3,743	482	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,849	100	2,069	—	100	2,069	2,169	272	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,811	900	3,146	(1)	900	3,145	4,045	413	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	922	150	1,032	—	150	1,032	1,182	136	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,969	75	3,322	(1)	75	3,322	3,397	436	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,414	75	1,583	—	75	1,582	1,657	208	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,364	50	1,527	—	50	1,527	1,577	200	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	2,024	165	2,265	—	165	2,265	2,430	297	2007
Reading, PA
CITIZENS (CFG) PENNSYLVANIA	1,194	120	1,336	—	120	1,336	1,456	175	2007
Reading, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) PENNSYLVANIA	1,116	650	1,249	—	650	1,249	1,899	164	2007
Souderton, PA
CITIZENS (CFG) PENNSYLVANIA	1,494	400	1,672	—	400	1,671	2,071	219	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	1,094	730	1,225	—	730	1,224	1,954	161	2007
Tannersville, PA
CITIZENS (CFG) PENNSYLVANIA	1,123	150	1,257	—	150	1,257	1,407	165	2007
Turtle Creek, PA
CITIZENS (CFG) PENNSYLVANIA	821	50	919	—	50	919	969	121	2007
Tyrone, PA
CITIZENS (CFG) PENNSYLVANIA	1,152	530	1,289	—	530	1,289	1,819	169	2007
Upper Darby, PA
CITIZENS (CFG) PENNSYLVANIA	861	115	964	—	115	964	1,079	127	2007
West Chester, PA
CITIZENS (CFG) PENNSYLVANIA	2,481	125	2,776	—	125	2,776	2,901	364	2007
West Hazelson, PA
CITIZENS (CFG) PENNSYLVANIA	2,695	400	3,016	—	400	3,015	3,415	396	2007
York, PA
CITIZENS (CFG) PENNSYLVANIA	597	150	668	—	150	668	818	88	2007
Aliquippa, PA
CITIZENS (CFG) PENNSYLVANIA	680	750	761	—	750	761	1,511	100	2007
Allison Park, PA
CITIZENS (CFG) PENNSYLVANIA	512	100	573	—	100	573	673	75	2007
Altoona, PA
CITIZENS (CFG) PENNSYLVANIA	451	350	504	—	350	504	854	66	2007
Beaver Falls, PA
CITIZENS (CFG) PENNSYLVANIA	506	350	567	—	350	567	917	74	2007
Carlisle, PA
CITIZENS (CFG) PENNSYLVANIA	431	100	483	—	100	483	583	63	2007
Cranberry, PA
CITIZENS (CFG) PENNSYLVANIA	545	275	610	—	275	610	885	80	2007
Erie, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) PENNSYLVANIA	343	90	383	—	90	383	473	50	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	547	40	612	—	40	612	652	80	2007
Grove City, PA
CITIZENS (CFG) PENNSYLVANIA	604	625	676	—	625	676	1,301	89	2007
Harrisburg, PA
CITIZENS (CFG) PENNSYLVANIA	699	690	782	—	690	782	1,472	103	2007
Haertown, PA
CITIZENS (CFG) PENNSYLVANIA	655	50	733	—	50	733	783	96	2007
Hollidaysburg, PA
CITIZENS (CFG) PENNSYLVANIA	526	420	589	—	420	589	1,009	77	2007
Kutztown, PA
CITIZENS (CFG) PENNSYLVANIA	548	650	614	—	650	614	1,264	81	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	599	500	671	—	500	671	1,171	88	2007
Lancaster, PA
CITIZENS (CFG) PENNSYLVANIA	481	200	538	—	200	538	738	71	2007
Latrobe, PA
CITIZENS (CFG) PENNSYLVANIA	493	175	552	—	175	552	727	72	2007
Lititz, PA
CITIZENS (CFG) PENNSYLVANIA	575	225	644	—	225	644	869	85	2007
Lower Burrell, PA
CITIZENS (CFG) PENNSYLVANIA	484	210	542	—	210	542	752	71	2007
Mountain Top, PA
CITIZENS (CFG) PENNSYLVANIA	246	125	275	—	125	275	400	36	2007
Munhall, PA
CITIZENS (CFG) PENNSYLVANIA	615	500	688	—	500	688	1,188	90	2007
New Stanton, PA
CITIZENS (CFG) PENNSYLVANIA	863	225	966	—	225	966	1,191	127	2007
Oakmont, PA
CITIZENS (CFG) PENNSYLVANIA	479	50	536	—	50	536	586	70	2007
Oil City, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) PENNSYLVANIA	609	225	682	—	225	682	907	90	2007
Philadelphia, PA
CITIZENS (CFG) PENNSYLVANIA	1,540	500	1,723	—	500	1,723	2,223	226	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,292	300	1,446	—	300	1,446	1,746	190	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	1,002	275	1,121	—	275	1,121	1,396	147	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	836	250	936	—	250	936	1,186	123	2007
Pittsburgh, PA
CITIZENS (CFG) PENNSYLVANIA	714	75	799	—	75	799	874	105	2007
Saxonburg, PA
CITIZENS (CFG) PENNSYLVANIA	373	225	417	—	225	417	642	55	2007
Shippensburg, PA
CITIZENS (CFG) PENNSYLVANIA	215	200	241	—	200	241	441	32	2007
Slovan, PA
CITIZENS (CFG) PENNSYLVANIA	478	325	535	—	325	535	860	70	2007
State College, PA
CITIZENS (CFG) PENNSYLVANIA	581	245	650	—	245	650	895	85	2007
Temple, PA
CITIZENS (CFG) PENNSYLVANIA	578	300	647	—	300	647	947	85	2007
Verona, PA
CITIZENS (CFG) PENNSYLVANIA	971	1,250	1,086	—	1,250	1,086	2,336	143	2007
Warrendale, PA
CITIZENS (CFG) PENNSYLVANIA	589	390	659	—	390	659	1,049	87	2007
West Grove, PA
CITIZENS (CFG) PENNSYLVANIA	578	600	647	—	600	646	1,246	85	2007
Wexford, PA
CITIZENS (CFG) PENNSYLVANIA	865	225	968	—	225	968	1,193	127	2007
Wilkes-Barre, PA
CITIZENS (CFG) PENNSYLVANIA	628	700	703	—	700	703	1,403	92	2007
York, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) PENNSYLVANIA	1,950	250	2,182	—	250	2,181	2,431	286	2007
Mount Lebanon, PA
CITIZENS (CFG) RHODE ISLAND	1,006	438	1,095	(2)	438	1,093	1,531	144	2007
Coventry, RI
CITIZENS (CFG) RHODE ISLAND	1,476	643	1,607	(3)	643	1,604	2,247	211	2007
Cranston, RI
CITIZENS (CFG) RHODE ISLAND	1,236	538	1,346	(3)	538	1,343	1,881	176	2007
Johnston, RI
CITIZENS (CFG) RHODE ISLAND	1,818	821	1,980	(4)	821	1,976	2,797	260	2007
North Providence,RI
CITIZENS (CFG) RHODE ISLAND	1,072	600	1,168	(2)	600	1,166	1,766	153	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	1,338	666	1,457	(3)	666	1,455	2,120	191	2007
Wakefield, RI
CITIZENS (CFG) RHODE ISLAND	3,506	1,278	3,817	(7)	1,278	3,810	5,088	500	2007
Providence, RI
CITIZENS (CFG) RHODE ISLAND	14,561	2,254	15,856	(30)	2,254	15,826	18,080	2,078	2007
Warwick, RI
CITIZENS (CFG) RHODE ISLAND	586	375	639	(1)	375	637	1,012	84	2007
East Greenwich, RI
CITIZENS (CFG) RHODE ISLAND	719	472	783	(1)	472	781	1,253	103	2007
North Providence, RI
CITIZENS (CFG) RHODE ISLAND	647	366	705	(1)	366	703	1,069	92	2007
Rumford, RI
CITIZENS (CFG) RHODE ISLAND	603	353	657	(1)	353	655	1,009	86	2007
Warren, RI
CITIZENS (CFG) VERMONT	1,013	1,270	153	—	1,270	153	1,423	20	2007
Middlebury, VT
CITIZENS (CFG) MASSACHUSETTS	1,210	400	1,002	(1)	400	1,001	1,401	131	2007
Ludlow, MA
CITIZENS (CFG) MASSACHUSETTS	2,175	1,263	1,802	(2)	1,263	1,800	3,062	236	2007
Malden, MA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) MASSACHUSETTS	976	607	809	(1)	607	808	1,415	106	2007
Malden, MA
CITIZENS (CFG) MASSACHUSETTS	1,518	952	1,258	(2)	952	1,256	2,208	165	2007
Medford, MA
CITIZENS (CFG) MASSACHUSETTS	2,760	1,431	2,287	(3)	1,431	2,284	3,714	300	2007
Milton, MA
CITIZENS (CFG) MASSACHUSETTS	1,719	998	1,424	(2)	998	1,422	2,419	187	2007
Randolph, MA
CITIZENS (CFG) MASSACHUSETTS	1,421	743	1,177	(1)	743	1,176	1,918	154	2007
South Dennis, MA
CITIZENS (CFG) MASSACHUSETTS	1,034	310	856	(1)	310	855	1,165	112	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	1,309	1,050	1,085	(1)	1,050	1,083	2,133	142	2007
Woburn, MA
CITIZENS (CFG) MASSACHUSETTS	512	300	424	(1)	300	424	724	56	2007
Dorchester, MA
CITIZENS (CFG) MASSACHUSETTS	668	440	553	(1)	440	553	993	73	2007
Needham, MA
CITIZENS (CFG) MASSACHUSETTS	640	450	530	(1)	450	530	980	69	2007
New Bedford, MA
CITIZENS (CFG) MASSACHUSETTS	725	595	601	(1)	595	600	1,194	79	2007
Somerville, MA
CITIZENS (CFG) MASSACHUSETTS	293	300	243	—	300	242	542	32	2007
Springfield, MA
CITIZENS (CFG) MASSACHUSETTS	859	621	712	(1)	621	711	1,332	93	2007
Tewksbury, MA
CITIZENS (CFG) MASSACHUSETTS	636	552	527	(1)	552	526	1,078	69	2007
Watertown, MA
CITIZENS (CFG) MASSACHUSETTS	482	350	399	—	350	399	749	52	2007
Wilbraham, MA
CITIZENS (CFG) MASSACHUSETTS	994	541	824	(1)	541	823	1,364	108	2007
Winthrop, MA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
CITIZENS (CFG) MASSACHUSETTS	995	379	824	(1)	379	823	1,202	108	2007
Dedham, MA
CITIZENS (CFG) MASSACHUSETTS	1,246	542	1,032	(1)	542	1,031	1,573	135	2007
Hanover, MA
CITY CROSSING	17,418	4,200	5,679	—	4,200	5,679	9,879	205	2010
Warner Robins, GA
COWETA CROSSING	3,143	1,143	4,590	57	1,143	4,647	5,790	297	2009
Newnan, GA
CROSS TIMBERS COURT	8,193	3,300	9,939	55	3,300	9,995	13,295	1,316	2007
Flower Mound, TX
CROSSROADS AT CHESAPEAKE SQUAR	11,210	3,970	13,732	412	3,970	14,144	18,114	1,937	2007
Chesapeake, VA
CUSTER CREEK VILLAGE	10,149	4,750	12,245	32	4,750	12,276	17,026	1,608	2007
Richardson, TX
CYFAIR TOWN CENTER	—	1,800	13,093	7	1,800	13,100	14,900	2,020	2006
Cypress, TX
CYPRESS TOWN CENTER	—	1,850	11,630	378	1,850	12,008	13,858	2,137	2005
Houston, TX
DONELSON PLAZA	2,315	1,000	3,147	—	1,000	3,147	4,147	432	2007
Nashville, TN
DOTHAN PAVILLION	37,165	8,200	38,759	402	8,200	39,161	47,361	2,585	2009
Dothan, AL
EAST GATE	6,800	2,000	10,305	—	2,000	10,305	12,305	1,408	2007
Aiken, SC
ELDRIDGE LAKES TOWN CENTER	—	1,400	14,048	28	1,400	14,076	15,476	2,180	2006
Houston, TX
ELDRIDGE TOWN CENTER	—	3,200	16,663	255	3,200	16,918	20,118	3,169	2005
Houston, TX
FABYAN RANDALL PLAZA	13,405	2,400	22,198	(68)	2,400	22,130	24,530	3,480	2006
Batavia, IL
FAIRVIEW MARKET	2,625	1,140	5,241	(272)	1,140	4,968	6,108	313	2009
Simpsonville, SC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
FLOWER MOUND CROSSING	8,342	4,500	9,049	149	4,500	9,198	13,698	1,246	2007
Flower Mound, TX
FOREST PLAZA	2,085	3,400	14,550	277	3,400	14,827	18,227	1,756	2007
Fond du Lac, WI
FRIENDSWOOD SHOPPING CENTER	—	1,550	10,887	1,243	1,550	12,130	13,680	2,242	2005
Friendswood, TX
FURY’S FERRY	6,381	1,600	9,783	49	1,600	9,832	11,432	1,357	2007
Augusta, GA
GARDEN VILLAGE	7,970	3,188	16,522	(129)	3,188	16,393	19,581	1,035	2009
San Pedro, CA
GATEWAY MARKET CENTER	23,173	13,600	4,992	—	13,600	4,992	18,592	171	2010
Tampa, FL
GATEWAY PLAZA	10,098	4,700	6,769	—	4,700	6,769	11,469	210	2010
Jacksonville, NC
GLENDALE HEIGHTS I, II, III	4,705	2,220	6,399	94	2,220	6,493	8,713	1,020	2006
Glendale Heights, IL
GRAFTON COMMONS SHOPPING CENTER	18,516	7,200	26,984	62	7,200	27,045	34,245	999	2009
Grafton, WI
GRAVOIS DILLON PLAZA	12,630	7,300	—	15,809	7,300	15,809	23,109	2,074	2007
High Ridge, MO
HERITAGE CROSSING	16,120	4,400	22,921	—	4,400	22,921	27,321	628	2010
Wilson, NC
HERITAGE HEIGHTS	10,719	4,600	13,502	—	4,600	13,502	18,102	1,769	2007
Grapevine, TX
HERITAGE PLAZA - CHICAGO	15,243	5,297	8,831	(403)	5,297	8,428	13,725	550	2009
Carol Stream, IL
HIGHLAND PLAZA	—	2,450	15,642	—	2,450	15,642	18,092	2,782	2005
Katy, TX
HIRAM PAVILION	37,609	4,600	16,832	—	4,600	16,832	21,432	540	2010
Hiram, GA
HUNTER’S GLEN CROSSING	9,790	4,800	11,719	55	4,800	11,775	16,575	1,537	2007
Plano, TX

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
HUNTING BAYOU	—	2,400	16,265	1,253	2,400	17,518	19,918	3,078	2006
Jacinto City, TX
INTECH RETAIL	2,755	819	2,038	—	819	2,038	2,858	155	2009
Indianapolis, IN
JAMES CENTER	12,368	4,497	16,219	(62)	4,497	16,157	20,654	1,200	2009
Tacoma, WA
JOSEY OAKS CROSSING	9,346	2,620	13,989	72	2,620	14,061	16,681	1,834	2007
Carrollton, TX
LAKEPORT COMMONS	—	7,800	39,984	2,215	7,800	42,199	49,999	4,680	2007
Sioux City, IA
LAKEWOOD SHOPPING CENTER	11,715	4,115	20,646	362	4,115	21,008	25,123	3,736	2006
Margate, FL
LAKEWOOD SHOPPING CTR PHASE II	—	6,340	6,996	(23)	6,340	6,973	13,313	914	2007
Margate, FL
LEGACY CROSSING	10,890	4,280	13,896	33	4,280	13,929	18,209	1,871	2007
Marion, OH
LEXINGTON ROAD	5,454	1,980	7,105	—	1,980	7,105	9,085	1,085	2006
Athens, GA
LINCOLN MALL	33,835	11,000	50,395	3,099	11,000	53,494	64,494	8,167	2006
Lincoln, RI
LINCOLN VILLAGE	22,035	13,600	25,053	508	13,600	25,561	39,161	3,842	2006
Chicago, IL
LORD SALISBURY CENTER	12,600	11,000	9,567	—	11,000	9,567	20,567	1,225	2007
Salisbury, MD
MARKET AT MORSE / HAMILTON	7,893	4,490	8,734	9	4,490	8,742	13,232	1,268	2007
Columbus, OH
MARKET AT WESTLAKE	4,803	1,200	6,274	79	1,200	6,353	7,553	845	2007
Westlake Hills, TX
MCKINNEY TOWN CENTER	21,945	16,297	22,562	—	16,297	22,562	38,859	490	2007
McKinney, TX
MERCHANTS CROSSING	11,593	3,404	11,281	(196)	3,404	11,085	14,489	710	2009
Englewood, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
MIDDLEBURG CROSSING	6,432	2,760	7,145	91	2,760	7,236	9,996	883	2007
Middleburg, FL
MONADNOCK MARKETPLACE	26,785	7,000	39,008	248	7,000	39,255	46,255	6,837	2006
Keene, NH
NEW FOREST CROSSING II	3,438	1,490	3,922	421	1,490	4,342	5,832	620	2006
Houston, TX
NEWTOWN ROAD	968	574	877	(877)	574	—	574	—	2006
Virginia Beach, VA
NORTHWEST MARKETPLACE	19,965	2,910	30,340	31	2,910	30,371	33,281	3,818	2007
Houston, TX
NTB ELDRIDGE	—	960	—	—	960	—	960	—	2005
Houston, TX
PALAZZO DEL LAGO	—	8,938	—	—	8,938	—	8,938	—	2010
Orlando, FL
PALM HARBOR SHOPPING CENTER	12,100	2,836	10,927	(545)	2,836	10,382	13,218	664	2009
Palm Coast, FL
PARADISE PLACE	10,149	3,975	5,912	—	3,975	5,912	9,887	178	2010
West Palm Beach, FL
PARADISE SHOPS OF LARGO	7,325	4,640	7,483	(27)	4,640	7,456	12,096	1,421	2005
Largo, FL
PARK WEST PLAZA	7,532	4,250	8,186	—	4,250	8,186	12,436	1,121	2007
Grapevine, TX
PARKWAY CENTRE NORTH	13,892	4,680	16,046	1,816	4,680	17,862	22,542	2,461	2007
Grove City, OH
PARKWAY CENTRE NORTH OUTLOT B	2,198	900	2,590	—	900	2,590	3,490	358	2007
Grove City, OH
PAVILION AT LAQUINTA	23,976	15,200	20,947	—	15,200	20,947	36,147	1,354	2009
LaQuinta, CA
PAVILLIONS AT HARTMAN HERITAGE	23,450	9,700	28,849	1,839	9,700	30,688	40,388	3,829	2007
Independence, MO
PEACHLAND PROMENADE	4,791	1,742	6,502	(62)	1,742	6,440	8,182	478	2009
Port Charlotte, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
PENN PARK	31,000	6,260	29,424	(73)	6,260	29,351	35,611	3,517	2007
Oklahoma City, OK
PINEHURST SHOPPING CENTER	—	625	2,157	252	625	2,409	3,034	459	2005
Humble, TX
PIONEER PLAZA	2,250	373	3,099	—	373	3,099	3,472	426	2007
Mesquite, TX
PLAZA AT EAGLE’S LANDING	5,310	1,580	7,002	1	1,580	7,003	8,583	1,021	2006
Stockbridge, GA
PLEASANT HILL SQUARE	30,459	7,950	22,651	—	7,950	22,651	30,601	675	2010
Duluth, GA
POPLIN PLACE	23,945	6,100	27,790	318	6,100	28,108	34,208	2,281	2008
Monroe, NC
PRESTONWOOD SHOPPING CENTER	26,703	25,400	17,193	—	25,400	17,193	42,593	410	2010
Dallas, TX
PROMENADE FULTONDALE	16,870	5,540	22,414	38	5,540	22,452	27,992	1,509	2009
Fultondale, AL
RALEIGH HILLSBOROUGH	—	2,605	—	—	2,605	—	2,605	—	2007
Raleigh, NC
RIVERSTONE SHOPPING CENTER	21,000	12,000	26,395	(26)	12,000	26,368	38,368	3,384	2007
Missouri City, TX
RIVERVIEW VILLAGE	10,121	6,000	9,649	23	6,000	9,673	15,673	1,268	2007
Arlington, TX
ROSE CREEK	3,968	1,443	5,630	(62)	1,443	5,567	7,010	412	2009
Woodstock, GA
ROSEWOOD SHOPPING CENTER	3,131	1,138	3,946	(62)	1,138	3,884	5,022	292	2009
Columbia, SC
SALTGRASS RESTAURANT-HUNTING BAYOU	—	540	—	—	540	—	540	—	2005
Jacinto City, TX
SAND LAKE CORNERS	20,709	5,500	7,464	—	5,500	7,464	12,964	241	2010
Orlando, FL
SARASOTA PAVILION	40,425	12,000	25,823	—	12,000	25,823	37,823	771	2010
Sarasota, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SARATOGA TOWN CENTER	—	1,500	12,971	30	1,500	13,000	14,500	2,328	2005
Corpus Christi, TX
SCOFIELD CROSSING	8,435	8,100	4,992	—	8,100	4,992	13,092	686	2007
Austin, TX
SHAKOPEE SHOPPING CENTER	8,800	6,900	8,583	—	6,900	8,583	15,483	1,494	2006
Shakopee, MN
SHALLOTTE COMMONS	6,078	1,650	9,028	67	1,650	9,095	10,745	1,140	2007
Shallotte, NC
SHERMAN PLAZA	30,275	9,655	30,982	8,404	9,655	39,385	49,040	5,263	2006
Evanston, IL
SHERMAN TOWN CENTER	35,450	4,850	49,273	—	4,850	49,273	54,123	7,476	2006
Sherman, TX
SHERMAN TOWN CENTER II	—	3,000	14,805	—	3,000	14,805	17,805	—	2010
Sherman, TX
SHILOH SQUARE	3,238	1,025	3,946	—	1,025	3,946	4,971	518	2007
Garland, TX
SIEGEN PLAZA	16,638	9,340	20,251	234	9,340	20,485	29,825	1,715	2008
East Baton Rouge, LA
SILVERLAKE	4,750	2,031	6,975	(87)	2,031	6,888	8,918	446	2009
Erlanger, KY
SOUTHGATE VILLAGE	4,921	1,789	6,266	(62)	1,789	6,204	7,993	368	2009
Pelham, AL
SPRING TOWN CENTER	—	3,150	12,433	121	3,150	12,554	15,704	2,033	2006
Spring, TX
SPRING TOWN CENTER III	—	1,320	3,070	2,001	1,320	5,071	6,391	521	2007
Spring, TX
STABLES TOWN CENTER I and II	—	4,650	19,006	2,310	4,650	21,316	25,966	3,566	2005
Spring, TX
STATE STREET MARKET	10,450	3,950	14,184	654	3,950	14,838	18,788	2,203	2006
Rockford, IL
STONE CREEK	—	—	—	13,533	—	13,533	13,533	763
San Marcos, TX

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
STONECREST MARKETPLACE	34,516	6,150	23,321	—	6,150	23,321	29,471	700	2010
Lithonia, GA
STOP & SHOP - SICKLERVILLE	8,535	2,200	11,559	—	2,200	11,559	13,759	1,854	2006
Sicklerville, NJ
STOP N SHOP - BRISTOL	8,368	1,700	11,830	—	1,700	11,830	13,530	1,898	2006
Bristol, RI
STOP N SHOP - CUMBERLAND	11,531	2,400	16,196	—	2,400	16,196	18,596	2,598	2006
Cumberland, RI
STOP N SHOP - FRAMINGHAM	9,269	6,500	8,517	—	6,500	8,517	15,017	1,366	2006
Framingham, MA
STOP N SHOP - HYDE PARK	8,100	2,000	12,274	—	2,000	12,274	14,274	2,131	2006
Hyde Park, NY
STOP N SHOP - MALDEN	12,753	6,700	13,828	—	6,700	13,828	20,528	2,218	2006
Malden, MA
STOP N SHOP - SOUTHINGTON	11,145	4,000	13,938	—	4,000	13,938	17,938	2,236	2006
Southington, CT
STOP N SHOP - SWAMPSCOTT	11,066	4,200	13,613	—	4,200	13,613	17,813	2,183	2006
Swampscott, MA
STREETS OF CRANBERRY	24,425	4,300	20,215	8,154	4,300	28,369	32,669	2,995	2007
Cranberry Township,PA
STREETS OF INDIAN LAKES	40,800	8,825	48,679	6,089	8,825	54,768	63,593	3,911	2008
Hendersonville, TN
SUNCREEK VILLAGE	2,683	900	3,155	26	900	3,181	4,081	436	2007
Plano, TX
SUNTRUST BANK I AL	323	675	1,018	(1)	675	1,017	1,692	115	2007
Muscle Shoals, AL
SUNTRUST BANK I AL	143	633	449	—	633	449	1,082	51	2007
Killen, AL
SUNTRUST BANK I DC	699	500	2,082	(1)	500	2,081	2,581	235	2007
Brightwood, DC
SUNTRUST BANK I FL	452	1,200	603	—	1,200	603	1,803	68	2007
Panama City, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I FL	589	1,400	786	—	1,400	786	2,186	89	2007
Orlando, FL
SUNTRUST BANK I FL	464	1,276	620	—	1,276	620	1,896	70	2007
Apopka, FL
SUNTRUST BANK I FL	438	1,285	584	—	1,285	584	1,869	66	2007
Bayonet Point, FL
SUNTRUST BANK I FL	659	800	879	—	800	879	1,679	99	2007
West Palm Beach, FL
SUNTRUST BANK I FL	510	600	681	—	600	681	1,281	77	2007
Daytona Beach, FL
SUNTRUST BANK I FL	400	900	534	—	900	534	1,434	60	2007
Sarasota, FL
SUNTRUST BANK I FL	318	759	425	—	759	425	1,184	48	2007
Dade City, FL
SUNTRUST BANK I FL	269	725	359	—	725	359	1,084	41	2007
Pensacola, FL
SUNTRUST BANK I FL	856	1,100	1,142	—	1,100	1,142	2,242	129	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	699	1,700	933	—	1,700	933	2,633	105	2007
Clearwater, FL
SUNTRUST BANK I FL	450	1,218	601	—	1,218	601	1,819	68	2007
Daytona Beach, FL
SUNTRUST BANK I FL	434	950	579	—	950	579	1,529	65	2007
Deltona, FL
SUNTRUST BANK I FL	636	1,900	849	—	1,900	849	2,749	96	2007
Boca Raton, FL
SUNTRUST BANK I FL	600	900	802	—	900	801	1,701	91	2007
Clearwater, FL
SUNTRUST BANK I FL	430	1,476	574	—	1,476	574	2,049	65	2007
Ocala, FL
SUNTRUST BANK I FL	400	1,100	534	—	1,100	534	1,634	60	2007
Palm Coast, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I FL	261	650	348	—	650	348	998	39	2007
Tampa, FL
SUNTRUST BANK I FL	533	1,400	712	—	1,400	712	2,112	80	2007
Fort Meade, FL
SUNTRUST BANK I FL	241	575	321	—	575	321	896	36	2007
Fruitland Park, FL
SUNTRUST BANK I FL	381	953	509	—	953	509	1,462	58	2007
Ocala, FL
SUNTRUST BANK I FL	577	950	771	—	950	771	1,721	87	2007
Ormond Beach, FL
SUNTRUST BANK I FL	402	1,100	537	—	1,100	537	1,637	61	2007
Gainesville, FL
SUNTRUST BANK I FL	274	625	366	—	625	366	991	41	2007
Lakeland, FL
SUNTRUST BANK I FL	480	950	641	—	950	641	1,591	72	2007
Hobe Sound, FL
SUNTRUST BANK I FL	235	600	314	—	600	314	914	35	2007
Mulberry, FL
SUNTRUST BANK I FL	415	1,060	553	—	1,060	553	1,613	63	2007
Indian Harbour Beach, FL
SUNTRUST BANK I FL	536	500	715	—	500	715	1,215	81	2007
Inverness, FL
SUNTRUST BANK I FL	1,065	2,100	1,422	—	2,100	1,422	3,522	161	2007
Lake Mary, FL
SUNTRUST BANK I FL	492	910	656	—	910	656	1,566	74	2007
Melbourne, FL
SUNTRUST BANK I FL	393	1,000	525	—	1,000	524	1,524	59	2007
St. Petersburg, FL
SUNTRUST BANK I FL	355	1,100	474	—	1,100	473	1,573	54	2007
Lutz, FL
SUNTRUST BANK I FL	630	275	841	—	275	841	1,116	95	2007
Marianna, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I FL	255	730	340	—	730	340	1,070	38	2007
Gainesville, FL
SUNTRUST BANK I FL	734	900	979	—	900	979	1,879	111	2007
Vero Beach, FL
SUNTRUST BANK I FL	578	500	772	—	500	772	1,272	87	2007
Mount Dora, FL
SUNTRUST BANK I FL	637	1,800	850	—	1,800	850	2,650	96	2007
Sarasota, FL
SUNTRUST BANK I FL	302	300	403	—	300	403	703	46	2007
New Smyrna Beach, FL
SUNTRUST BANK I FL	528	1,700	705	—	1,700	705	2,405	80	2007
Lakeland, FL
SUNTRUST BANK I FL	439	1,300	585	—	1,300	585	1,885	66	2007
North Palm Beach, FL
SUNTRUST BANK I FL	413	900	552	—	900	551	1,451	62	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	307	1,100	410	—	1,100	410	1,510	46	2007
Clearwater, FL
SUNTRUST BANK I FL	464	1,200	620	—	1,200	620	1,820	70	2007
Okeechobee, FL
SUNTRUST BANK I FL	644	650	859	—	650	859	1,509	97	2007
Ormond Beach, FL
SUNTRUST BANK I FL	539	1,100	719	—	1,100	719	1,819	81	2007
Osprey, FL
SUNTRUST BANK I FL	227	601	303	—	601	303	903	34	2007
Panama City Beach, FL
SUNTRUST BANK I FL	344	975	459	—	975	459	1,434	52	2007
New Port Richey, FL
SUNTRUST BANK I FL	531	1,750	708	—	1,750	708	2,458	80	2007
Pembroke Pines, FL
SUNTRUST BANK I FL	539	1,023	719	—	1,023	719	1,742	81	2007
Orlando, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I FL	672	1,800	896	—	1,800	896	2,696	101	2007
Pompano Beach, FL
SUNTRUST BANK I FL	352	1,030	469	—	1,030	469	1,499	53	2007
Jacksonville, FL
SUNTRUST BANK I FL	116	298	155	—	298	155	453	18	2007
Brooksville, FL
SUNTRUST BANK I FL	1,045	2,803	1,394	—	2,803	1,394	4,197	158	2007
Miami, FL
SUNTRUST BANK I FL	432	490	577	—	490	577	1,067	65	2007
Rockledge, FL
SUNTRUST BANK I FL	304	812	406	—	812	406	1,218	46	2007
Tampa, FL
SUNTRUST BANK I FL	855	1,565	1,141	—	1,565	1,141	2,706	129	2007
Seminole, FL
SUNTRUST BANK I FL	535	1,430	714	—	1,430	713	2,143	81	2007
Orlando, FL
SUNTRUST BANK I FL	323	861	431	—	861	430	1,291	49	2007
Jacksonville, FL
SUNTRUST BANK I FL	572	1,500	764	—	1,500	764	2,264	86	2007
Ocala, FL
SUNTRUST BANK I FL	855	2,200	1,142	—	2,200	1,142	3,342	129	2007
Orlando,FL
SUNTRUST BANK I FL	251	600	335	—	600	335	935	38	2007
Brooksville, FL
SUNTRUST BANK I FL	570	600	761	—	600	761	1,361	86	2007
Spring Hill, FL
SUNTRUST BANK I FL	568	1,000	758	—	1,000	758	1,758	86	2007
St. Augustine, FL
SUNTRUST BANK I FL	517	1,050	689	—	1,050	689	1,739	78	2007
Port St. Lucie, FL
SUNTRUST BANK I FL	331	850	441	—	850	441	1,291	50	2007
Vero Beach, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I FL	432	1,150	576	—	1,150	576	1,726	65	2007
Gulf Breeze, FL
SUNTRUST BANK I FL	684	2,400	913	—	2,400	912	3,312	103	2007
Casselberry, FL
SUNTRUST BANK I FL	805	2,700	1,075	—	2,700	1,074	3,774	121	2007
Winter Park, FL
SUNTRUST BANK I FL	517	1,500	690	—	1,500	690	2,190	78	2007
Fort Pierce, FL
SUNTRUST BANK I FL	341	600	456	—	600	456	1,056	51	2007
Plant City, FL
SUNTRUST BANK I FL	496	1,540	662	—	1,540	662	2,202	75	2007
St. Petersburg, FL
SUNTRUST BANK I FL	495	580	661	—	580	660	1,240	75	2007
Ormond Beach, FL
SUNTRUST BANK I FL	589	1,840	786	—	1,840	786	2,626	89	2007
West St. Cloud, FL
SUNTRUST BANK I FL	488	1,450	652	—	1,450	652	2,102	74	2007
Tamarac, FL
SUNTRUST BANK I GA	368	1,050	584	—	1,050	584	1,634	66	2007
Brunswick, GA
SUNTRUST BANK I GA	602	2,100	955	—	2,100	955	3,055	108	2007
Kennesaw, GA
SUNTRUST BANK I GA	537	675	852	—	675	852	1,527	96	2007
Columbus, GA
SUNTRUST BANK I GA	452	925	716	—	925	716	1,641	81	2007
Austell, GA
SUNTRUST BANK I GA	2,100	7,184	3,329	—	7,184	3,330	10,514	376	2007
Atlanta, GA
SUNTRUST BANK I GA	477	1,375	756	—	1,375	756	2,131	85	2007
Chambleee, GA
SUNTRUST BANK I GA	496	525	787	—	525	787	1,312	89	2007
Conyers, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I GA	764	1,750	1,211	—	1,750	1,212	2,962	137	2007
Atlanta, GA
SUNTRUST BANK I GA	305	300	483	—	300	483	783	55	2007
Savannah, GA
SUNTRUST BANK I GA	750	1,325	1,190	—	1,325	1,190	2,515	135	2007
Dunwoody, GA
SUNTRUST BANK I GA	389	800	617	—	800	617	1,417	70	2007
Douglasville, GA
SUNTRUST BANK I GA	159	325	253	—	325	253	578	29	2007
Albany, GA
SUNTRUST BANK I GA	294	865	466	—	865	466	1,330	53	2007
Athens, GA
SUNTRUST BANK I GA	257	250	408	—	250	408	658	46	2007
Macon, GA
SUNTRUST BANK I GA	412	500	652	—	500	653	1,153	74	2007
Atlanta, GA
SUNTRUST BANK I GA	738	1,275	1,171	—	1,275	1,171	2,446	132	2007
Duluth, GA
SUNTRUST BANK I GA	356	360	565	—	360	565	925	64	2007
Thomson, GA
SUNTRUST BANK I GA	387	90	614	—	90	614	704	69	2007
Madison, GA
SUNTRUST BANK I GA	425	325	674	—	325	674	999	76	2007
Savannah, GA
SUNTRUST BANK I GA	707	2,025	1,120	—	2,025	1,120	3,145	127	2007
Marietta, GA
SUNTRUST BANK I GA	625	1,200	992	—	1,200	992	2,192	112	2007
Marietta, GA
SUNTRUST BANK I GA	720	1,000	1,141	—	1,000	1,141	2,141	129	2007
Cartersville, GA
SUNTRUST BANK I GA	1,425	4,539	2,259	—	4,539	2,259	6,798	255	2007
Atlanta, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I GA	293	300	465	—	300	465	765	53	2007
Lithonia, GA
SUNTRUST BANK I GA	652	1,500	1,034	—	1,500	1,034	2,534	117	2007
Peachtree City, GA
SUNTRUST BANK I GA	434	575	688	—	575	688	1,263	78	2007
Stone Mountain, GA
SUNTRUST BANK I GA	997	1,600	1,581	—	1,600	1,582	3,182	179	2007
Atlanta, Ga
SUNTRUST BANK I GA	415	175	658	—	175	658	833	74	2007
Waycross, GA
SUNTRUST BANK I GA	219	475	347	—	475	347	822	39	2007
Union City, GA
SUNTRUST BANK I GA	291	650	462	—	650	462	1,112	52	2007
Savannah, GA
SUNTRUST BANK I GA	554	525	878	—	525	878	1,403	99	2007
Morrow, GA
SUNTRUST BANK I GA	250	575	396	—	575	396	971	45	2007
Norcross, GA
SUNTRUST BANK I GA	380	869	603	—	869	603	1,472	68	2007
Stockbridge, GA
SUNTRUST BANK I GA	283	250	449	—	250	449	699	51	2007
Stone Mountain, GA
SUNTRUST BANK I GA	245	575	388	—	575	388	963	44	2007
Sylvester, GA
SUNTRUST BANK I GA	672	1,100	1,065	—	1,100	1,065	2,165	120	2007
Evans, GA
SUNTRUST BANK I GA	185	200	294	—	200	294	494	33	2007
Thomson, GA
SUNTRUST BANK I MD	752	1,000	1,925	(1)	1,000	1,924	2,924	218	2007
Annapolis, MD
SUNTRUST BANK I MD	458	800	1,174	—	800	1,173	1,973	133	2007
Landover, MD

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I MD	552	600	1,414	(1)	600	1,413	2,013	160	2007
Avondale, MD
SUNTRUST BANK I MD	571	800	1,462	(1)	800	1,461	2,261	165	2007
Cambridge, MD
SUNTRUST BANK I MD	615	800	1,575	(1)	800	1,574	2,374	178	2007
Cockeysville, MD
SUNTRUST BANK I MD	870	700	2,229	(1)	700	2,228	2,928	252	2007
Glen Burnie, MD
SUNTRUST BANK I MD	966	100	2,473	(1)	100	2,473	2,573	279	2007
Annapolis, MD
SUNTRUST BANK I MD	679	1,100	1,737	(1)	1,100	1,737	2,837	196	2007
Prince Frederick, MD
SUNTRUST BANK I NC	342	600	844	—	600	844	1,444	95	2007
Greensboro, NC
SUNTRUST BANK I NC	291	550	719	—	550	719	1,269	81	2007
Greensboro, NC
SUNTRUST BANK I NC	363	190	896	—	190	896	1,086	101	2007
Apex, NC
SUNTRUST BANK I NC	193	450	477	—	450	477	927	54	2007
Arden, NC
SUNTRUST BANK I NC	279	400	690	—	400	690	1,090	78	2007
Asheboro, NC
SUNTRUST BANK I NC	245	75	604	—	75	604	679	68	2007
Bessemer City, NC
SUNTRUST BANK I NC	180	500	444	—	500	444	944	50	2007
Durham, NC
SUNTRUST BANK I NC	284	550	701	—	550	702	1,252	79	2007
Charlotte, NC
SUNTRUST BANK I NC	361	200	891	—	200	891	1,091	101	2007
Charlotte, NC
SUNTRUST BANK I NC	370	425	915	—	425	915	1,340	103	2007
Greensboro, NC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I NC	207	320	512	—	320	512	832	58	2007
Creedmoor, NC
SUNTRUST BANK I NC	323	280	796	—	280	797	1,077	90	2007
Durham, NC
SUNTRUST BANK I NC	333	400	821	—	400	822	1,222	93	2007
Dunn, NC
SUNTRUST BANK I NC	158	550	389	—	550	389	939	44	2007
Harrisburg, NC
SUNTRUST BANK I NC	376	450	929	—	450	929	1,379	105	2007
Hendersonville, NC
SUNTRUST BANK I NC	287	230	708	—	230	709	939	80	2007
Cary, NC
SUNTRUST BANK I NC	419	300	1,034	—	300	1,035	1,335	117	2007
Mebane, NC
SUNTRUST BANK I NC	964	175	2,380	1	175	2,381	2,556	269	2007
Lenoir, NC
SUNTRUST BANK I NC	303	130	747	—	130	748	878	85	2007
Roxboro, NC
SUNTRUST BANK I NC	250	300	617	—	300	617	917	70	2007
Winston-Salem, NC
SUNTRUST BANK I NC	472	280	1,164	—	280	1,165	1,445	132	2007
Oxford, NC
SUNTRUST BANK I NC	165	25	408	—	25	408	433	46	2007
Pittsboro, NC
SUNTRUST BANK I NC	430	500	1,061	—	500	1,061	1,561	120	2007
Charlotte, NC
SUNTRUST BANK I NC	227	500	561	—	500	561	1,061	63	2007
Greensboro, NC
SUNTRUST BANK I NC	166	350	410	—	350	410	760	46	2007
Stanley, NC
SUNTRUST BANK I NC	155	275	382	—	275	382	657	43	2007
Salisbury, NC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I NC	193	250	477	—	250	477	727	54	2007
Stokesdale, NC
SUNTRUST BANK I NC	181	600	446	—	600	446	1,046	50	2007
Sylva, NC
SUNTRUST BANK I NC	96	150	237	—	150	237	387	27	2007
Lexington, NC
SUNTRUST BANK I NC	273	140	674	—	140	674	814	76	2007
Walnut Cove, NC
SUNTRUST BANK I NC	256	200	632	—	200	632	832	71	2007
Waynesville, NC
SUNTRUST BANK I NC	307	550	757	—	550	757	1,307	86	2007
Concord, NC
SUNTRUST BANK I NC	381	250	941	—	250	941	1,191	106	2007
Yadkinville, NC
SUNTRUST BANK I NC	144	275	356	—	275	356	631	40	2007
Rural Hall, NC
SUNTRUST BANK I NC	194	450	479	—	450	479	929	54	2007
Summerfield, NC
SUNTRUST BANK I SC	455	260	1,255	(1)	260	1,254	1,514	142	2007
Greenville, SC
SUNTRUST BANK I SC	328	36	904	(1)	36	903	939	102	2007
Fountain Inn, SC
SUNTRUST BANK I SC	275	80	758	—	80	758	838	86	2007
Liberty, SC
SUNTRUST BANK I SC	318	350	878	(1)	350	878	1,228	99	2007
Mauldin, SC
SUNTRUST BANK I SC	296	160	816	—	160	815	975	92	2007
Greenville, SC
SUNTRUST BANK I SC	224	360	618	—	360	617	977	70	2007
Greenville, SC
SUNTRUST BANK I SC	432	800	1,192	(1)	800	1,192	1,992	135	2007
Greenville, SC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I TN	186	240	319	—	240	319	559	36	2007
Kingsport, TN
SUNTRUST BANK I TN	136	370	234	—	370	233	603	26	2007
Morristown, TN
SUNTRUST BANK I TN	605	1,110	1,036	(1)	1,110	1,035	2,145	117	2007
Brentwood, TN
SUNTRUST BANK I TN	544	1,100	932	(1)	1,100	931	2,031	105	2007
Brentwood, TN
SUNTRUST BANK I TN	600	1,450	1,028	(1)	1,450	1,027	2,477	116	2007
Nashville, TN
SUNTRUST BANK I TN	204	675	350	—	675	350	1,025	40	2007
Nashville, TN
SUNTRUST BANK I TN	234	250	400	—	250	400	650	45	2007
East Ridge, TN
SUNTRUST BANK I TN	509	735	872	(1)	735	872	1,607	99	2007
Nashville, TN
SUNTRUST BANK I TN	239	370	409	—	370	408	778	46	2007
Chattanooga, TN
SUNTRUST BANK I TN	495	675	848	(1)	675	847	1,522	96	2007
Lebanon, TN
SUNTRUST BANK I TN	368	425	630	(1)	425	630	1,055	71	2007
Chattanooga, TN
SUNTRUST BANK I TN	287	185	491	—	185	491	676	55	2007
Chattanooga, TN
SUNTRUST BANK I TN	224	410	383	—	410	383	793	43	2007
Loudon, TN
SUNTRUST BANK I TN	392	1,400	671	(1)	1,400	671	2,071	76	2007
Nashville, TN
SUNTRUST BANK I TN	230	150	394	—	150	393	543	44	2007
Soddy Daisy, TN
SUNTRUST BANK I TN	424	660	725	(1)	660	725	1,385	82	2007
Oak Ridge, TN

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I TN	376	335	645	(1)	335	644	979	73	2007
Savannah, TN
SUNTRUST BANK I TN	219	550	375	—	550	375	925	42	2007
Signal Mountain, TN
SUNTRUST BANK I TN	346	870	593	(1)	870	592	1,462	67	2007
Smyrna, TN
SUNTRUST BANK I TN	310	1,000	530	(1)	1,000	530	1,530	60	2007
Murfreesboro, TN
SUNTRUST BANK I TN	155	391	265	—	391	265	657	30	2007
Murfreesboro, TN
SUNTRUST BANK I TN	98	180	168	—	180	168	348	19	2007
Johnson City, TN
SUNTRUST BANK I TN	162	453	278	—	453	278	730	31	2007
Chattanooga, TN
SUNTRUST BANK I TN	265	620	454	—	620	454	1,074	51	2007
Nashville, TN
SUNTRUST BANK I VA	126	30	260	—	30	260	290	29	2007
Accomac, VA
SUNTRUST BANK I VA	148	300	306	—	300	306	606	35	2007
Richmond, VA
SUNTRUST BANK I VA	799	1,000	1,647	—	1,000	1,647	2,647	186	2007
Fairfax, VA
SUNTRUST BANK I VA	491	1,000	1,012	—	1,000	1,012	2,012	114	2007
Fredericksburg, VA
SUNTRUST BANK I VA	142	500	292	—	500	292	792	33	2007
Richmond, VA
SUNTRUST BANK I VA	186	140	384	—	140	384	524	43	2007
Collinsville, VA
SUNTRUST BANK I VA	168	150	346	—	150	346	496	39	2007
Doswell, VA
SUNTRUST BANK I VA	479	380	988	—	380	987	1,367	112	2007
Lynchburg, VA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST BANK I VA	719	2,200	1,482	—	2,200	1,482	3,682	167	2007
Stafford, VA
SUNTRUST BANK I VA	554	760	1,142	—	760	1,142	1,902	129	2007
Gloucester, VA
SUNTRUST BANK I VA	352	450	726	—	450	725	1,175	82	2007
Chesapeake, VA
SUNTRUST BANK I VA	111	310	228	—	310	228	538	26	2007
Lexington, VA
SUNTRUST BANK I VA	90	90	185	—	90	185	275	21	2007
Radford, VA
SUNTRUST BANK I VA	265	530	547	—	530	547	1,077	62	2007
Williamsburg, VA
SUNTRUST BANK I VA	232	860	479	—	860	479	1,339	54	2007
Salem, VA
SUNTRUST BANK I VA	658	1,170	1,357	—	1,170	1,357	2,527	153	2007
Roanoke, VA
SUNTRUST BANK I VA	307	150	634	—	150	634	784	72	2007
New Market, VA
SUNTRUST BANK I VA	485	200	999	—	200	999	1,199	113	2007
Onancock, VA
SUNTRUST BANK I VA	85	120	176	—	120	176	296	20	2007
Painter, VA
SUNTRUST BANK I VA	449	260	926	—	260	926	1,186	105	2007
Stuart, VA
SUNTRUST BANK I VA	242	450	498	—	450	498	948	56	2007
Roanoke, VA
SUNTRUST BANK I VA	118	399	243	—	399	243	642	27	2007
Vinton, VA
SUNTRUST II FLORIDA	1,528	1,533	893	3	1,533	896	2,429	98	2007
Miami, FL
SUNTRUST II FLORIDA	1,388	1,392	811	2	1,392	813	2,206	89	2007
Destin, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST II FLORIDA	1,458	1,463	852	2	1,463	855	2,318	94	2007
Dunedin, FL
SUNTRUST II FLORIDA	1,079	1,082	630	2	1,082	632	1,715	70	2007
Palm Harbor FL
SUNTRUST II FLORIDA	1,669	1,675	976	3	1,675	979	2,654	108	2007
Tallahassee, FL
SUNTRUST II FLORIDA	1,217	1,221	711	2	1,221	713	1,935	78	2007
Orlando, FL
SUNTRUST II FLORIDA	1,424	1,429	832	2	1,429	835	2,264	92	2007
Orlando, FL
SUNTRUST II FLORIDA	1,123	1,127	656	2	1,127	658	1,785	72	2007
Melbourne, FL
SUNTRUST II FLORIDA	1,314	1,319	768	2	1,319	770	2,089	85	2007
Coral Springs, FL
SUNTRUST II FLORIDA	1,034	1,038	604	2	1,038	606	1,644	67	2007
Lakeland, FL
SUNTRUST II FLORIDA	1,217	1,221	711	2	1,221	713	1,935	78	2007
Palm Coast, FL
SUNTRUST II FLORIDA	1,522	1,527	890	3	1,527	892	2,420	98	2007
Plant City, FL
SUNTRUST II FLORIDA	1,383	1,388	808	2	1,388	811	2,198	89	2007
Orlando, FL
SUNTRUST II FLORIDA	1,022	1,026	598	2	1,026	599	1,625	66	2007
South Daytona, FL
SUNTRUST II FLORIDA	1,192	1,196	697	2	1,196	699	1,895	77	2007
Fort Lauderdale, FL
SUNTRUST II FLORIDA	979	982	572	2	982	574	1,556	63	2007
Pensacola, FL
SUNTRUST II FLORIDA	1,236	1,240	722	2	1,240	724	1,965	80	2007
West Palm Beach, FL
SUNTRUST II FLORIDA	813	815	475	1	815	476	1,292	52	2007
Lake Wells, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST II FLORIDA	338	339	198	1	339	198	537	22	2007
Dunnellon, FL
SUNTRUST II FLORIDA	1,176	1,180	687	2	1,180	689	1,869	76	2007
Kissimmee, FL
SUNTRUST II FLORIDA	1,127	1,131	659	2	1,131	660	1,791	73	2007
Port Orange, FL
SUNTRUST II FLORIDA	1,115	1,119	652	2	1,119	654	1,772	72	2007
North Port, FL
SUNTRUST II FLORIDA	1,091	1,095	638	2	1,095	640	1,735	70	2007
Hudson, FL
SUNTRUST II FLORIDA	1,026	1,030	600	2	1,030	602	1,632	66	2007
Port Orange, FL
SUNTRUST II GEORGIA	1,515	1,399	1,057	(37)	1,399	1,021	2,420	112	2007
Atlanta, GA
SUNTRUST II GEORGIA	975	900	680	(24)	900	657	1,557	72	2007
Bowden, GA
SUNTRUST II GEORGIA	477	440	333	(12)	440	321	761	35	2007
Cedartown, GA
SUNTRUST II GEORGIA	1,217	1,124	849	(29)	1,124	820	1,944	90	2007
St. Simons Island, GA
SUNTRUST II GEORGIA	1,878	1,734	1,310	(45)	1,734	1,264	2,998	139	2007
Dunwoody, GA
SUNTRUST II GEORGIA	1,107	1,022	772	(27)	1,022	745	1,767	82	2007
Atlanta, GA
SUNTRUST II GEORGIA	1,094	1,010	763	(26)	1,010	737	1,747	81	2007
Jessup, GA
SUNTRUST II GEORGIA	172	159	120	(4)	159	116	274	13	2007
Brunswick, GA
SUNTRUST II GEORGIA	1,373	1,268	958	(33)	1,268	924	2,192	102	2007
Roswell, GA
SUNTRUST II GEORGIA	1,506	1,391	1,051	(36)	1,391	1,014	2,406	112	2007
Norcross, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST II GEORGIA	657	607	459	(16)	607	443	1,050	49	2007
Augusta, GA
SUNTRUST II MARYLAND	2,909	1,747	2,890	2	1,747	2,892	4,639	318	2007
Annapolis, MD
SUNTRUST II MARYLAND	1,201	721	1,193	1	721	1,194	1,915	131	2007
Frederick, MD
SUNTRUST II MARYLAND	2,113	1,269	2,099	1	1,269	2,100	3,369	231	2007
Waldorf, MD
SUNTRUST II MARYLAND	1,602	962	1,591	1	962	1,592	2,554	175	2007
Ellicott City, MD
SUNTRUST II NORTH CAROLINA	936	453	1,038	1	453	1,039	1,492	114	2007
Belmont, NC
SUNTRUST II NORTH CAROLINA	622	301	690	1	301	691	992	76	2007
Carrboro, NC
SUNTRUST II NORTH CAROLINA	1,240	601	1,375	2	601	1,377	1,978	151	2007
Monroe, NC
SUNTRUST II NORTH CAROLINA	776	376	861	1	376	862	1,238	95	2007
Lexington, NC
SUNTRUST II NORTH CAROLINA	602	292	668	1	292	669	961	74	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	2,384	1,155	2,645	3	1,155	2,648	3,803	291	2007
Mocksville, NC
SUNTRUST II NORTH CAROLINA	1,293	627	1,434	2	627	1,436	2,063	158	2007
Durham, NC
SUNTRUST II NORTH CAROLINA	547	265	607	1	265	608	873	67	2007
Oakboro, NC
SUNTRUST II NORTH CAROLINA	858	416	951	1	416	953	1,368	105	2007
Concord, NC
SUNTRUST II NORTH CAROLINA	796	386	883	1	386	884	1,270	97	2007
Raleigh, NC
SUNTRUST II NORTH CAROLINA	697	338	773	1	338	774	1,111	85	2007
Greensboro, NC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST II NORTH CAROLINA	219	106	243	0	106	243	349	27	2007
Pittsboro, NC
SUNTRUST II NORTH CAROLINA	347	168	385	—	168	385	553	42	2007
Yadkinville, NC
SUNTRUST II NORTH CAROLINA	466	226	517	1	226	517	743	57	2007
Matthews, NC
SUNTRUST II NORTH CAROLINA	378	183	419	1	183	420	603	46	2007
Burlington, NC
SUNTRUST II NORTH CAROLINA	697	338	773	1	338	774	1,111	85	2007
Zebulon, NC
SUNTRUST II SOUTH CAROLINA	639	220	798	—	220	798	1,018	88	2007
Belton, SC
SUNTRUST II SOUTH CAROLINA	996	343	1,243	1	343	1,244	1,587	137	2007
Anderson, SC
SUNTRUST II SOUTH CAROLINA	906	312	1,132	1	312	1,132	1,444	125	2007
Travelers Rest, SC
SUNTRUST II TENNESSEE	1,757	1,190	1,619	3	1,190	1,623	2,812	178	2007
Nashville, TN
SUNTRUST II TENNESSEE	231	156	213	—	156	213	369	23	2007
Lavergne, TN
SUNTRUST II TENNESSEE	747	506	689	1	506	690	1,196	76	2007
Nashville, TN
SUNTRUST II TENNESSEE	531	360	489	1	360	490	850	54	2007
Nashville, TN
SUNTRUST II TENNESSEE	919	622	847	2	622	848	1,470	93	2007
Chatanooga, TN
SUNTRUST II TENNESSEE	866	587	798	2	587	800	1,387	88	2007
Madison, TN
SUNTRUST II VIRGINIA	1,367	759	1,423	(1)	759	1,422	2,181	156	2007
Richmond, VA
SUNTRUST II VIRGINIA	423	235	441	—	235	441	676	48	2007
Richmond, VA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST II VIRGINIA	665	369	692	—	369	692	1,061	76	2007
Norfolk, VA
SUNTRUST II VIRGINIA	436	242	454	—	242	453	695	50	2007
Lynchburg, VA
SUNTRUST II VIRGINIA	366	203	382	—	203	381	585	42	2007
Cheriton, VA
SUNTRUST II VIRGINIA	1,104	613	1,149	(1)	613	1,149	1,761	126	2007
Rocky Mount, VA
SUNTRUST II VIRGINIA	250	139	260	—	139	260	399	29	2007
Petersburg, VA
SUNTRUST III DISTRICT OF COLUMBIA	1,730	800	1,986	—	800	1,986	2,786	200	2008
Washington, DC
SUNTRUST III FLORIDA	1,208	1,199	729	—	1,199	729	1,928	73	2008
Avon Park, FL
SUNTRUST III FLORIDA	626	622	378	—	622	378	1,000	38	2008
Bartow, FL
SUNTRUST III FLORIDA	621	616	374	—	616	374	991	38	2008
Belleview, FL
SUNTRUST III FLORIDA	1,027	1,020	620	—	1,020	620	1,640	62	2008
Beverly Hills, FL
SUNTRUST III FLORIDA	1,485	1,474	896	—	1,474	896	2,370	90	2008
Boca Raton, FL
SUNTRUST III FLORIDA	997	990	602	—	990	602	1,592	61	2008
Bradenton, FL
SUNTRUST III FLORIDA	1,200	1,192	724	—	1,192	724	1,916	73	2008
Cape Coral, FL
SUNTRUST III FLORIDA	563	559	340	—	559	340	898	34	2008
Clearwater, FL
SUNTRUST III FLORIDA	1,657	1,646	1,000	—	1,646	1,000	2,645	101	2008
Crystal River, FL
SUNTRUST III FLORIDA	666	661	402	—	661	402	1,063	40	2008
Daytona Beach Shores, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III FLORIDA	981	975	592	—	975	592	1,567	60	2008
Deland, FL
SUNTRUST III FLORIDA	981	975	592	—	975	592	1,567	60	2008
Deland, FL
SUNTRUST III FLORIDA	1,050	1,043	634	—	1,043	634	1,677	64	2008
Edgewater, FL
SUNTRUST III FLORIDA	931	924	562	—	924	562	1,486	57	2008
Flager Beach, FL
SUNTRUST III FLORIDA	683	678	412	—	678	412	1,090	42	2008
Fort Myers, FL
SUNTRUST III FLORIDA	1,089	1,081	657	—	1,081	657	1,738	66	2008
Fort Myers, FL
SUNTRUST III FLORIDA	1,436	1,426	867	—	1,426	867	2,293	87	2008
Greenacres City, FL
SUNTRUST III FLORIDA	1,790	1,778	1,080	—	1,778	1,080	2,859	109	2008
Gulf Breeze, FL
SUNTRUST III FLORIDA	1,114	1,106	672	—	1,106	672	1,778	68	2008
Haines City, FL
SUNTRUST III FLORIDA	2,193	2,178	1,323	—	2,178	1,323	3,501	133	2008
Hallandale, FL
SUNTRUST III FLORIDA	685	680	413	—	680	413	1,093	42	2008
Hamosassa, FL
SUNTRUST III FLORIDA	2,130	2,115	1,285	—	2,115	1,285	3,401	130	2008
Hilaleah, FL
SUNTRUST III FLORIDA	581	577	350	—	577	350	927	35	2008
Inverness, FL
SUNTRUST III FLORIDA	868	862	524	—	862	524	1,385	53	2008
Jacksonville, FL
SUNTRUST III FLORIDA	1,088	1,080	656	—	1,080	656	1,736	66	2008
Jacksonville, FL
SUNTRUST III FLORIDA	1,303	1,294	786	—	1,294	786	2,080	79	2008
Jupiter, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III FLORIDA	1,132	1,124	683	—	1,124	683	1,806	69	2008
Lady Lake, FL
SUNTRUST III FLORIDA	1,292	1,283	779	—	1,283	779	2,062	79	2008
Lady Lake, FL
SUNTRUST III FLORIDA	1,060	1,052	639	—	1,052	639	1,692	64	2008
Lake Placid, FL
SUNTRUST III FLORIDA	800	795	483	—	795	483	1,278	49	2008
Lakeland, FL
SUNTRUST III FLORIDA	711	706	429	—	706	429	1,135	43	2008
Largo, FL
SUNTRUST III FLORIDA	869	863	525	—	863	525	1,388	53	2008
Lynn Haven, FL
SUNTRUST III FLORIDA	880	874	531	—	874	531	1,405	54	2008
Melbourne, FL
SUNTRUST III FLORIDA	1,644	1,633	992	—	1,633	992	2,624	100	2008
Miami, FL
SUNTRUST III FLORIDA	963	956	581	—	956	581	1,538	59	2008
Miami Beach, FL
SUNTRUST III FLORIDA	942	935	568	—	935	568	1,503	57	2008
New Port Richey, FL
SUNTRUST III FLORIDA	1,509	1,498	910	—	1,498	910	2,408	92	2008
Orlando, FL
SUNTRUST III FLORIDA	1,415	1,405	854	—	1,405	854	2,259	86	2008
Orlando, FL
SUNTRUST III FLORIDA	576	572	348	—	572	348	920	35	2008
Palm Harbor, FL
SUNTRUST III FLORIDA	1,361	1,352	821	—	1,352	821	2,173	83	2008
Palm Harbor, FL
SUNTRUST III FLORIDA	935	928	564	—	928	564	1,492	57	2008
Port St. Lucie, FL
SUNTRUST III FLORIDA	1,706	1,695	1,030	—	1,695	1,030	2,724	104	2008
Punta Gorda, FL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III FLORIDA	981	974	592	—	974	592	1,567	60	2008
Roseland, FL
SUNTRUST III FLORIDA	793	787	478	—	787	478	1,265	48	2008
Sebring, FL
SUNTRUST III FLORIDA	748	743	452	—	743	452	1,195	46	2008
Seminole, FL
SUNTRUST III FLORIDA	826	820	498	—	820	498	1,319	50	2008
Spring Hill, FL
SUNTRUST III FLORIDA	1,370	1,360	827	—	1,360	827	2,187	83	2008
Spring Hill, FL
SUNTRUST III FLORIDA	1,339	1,330	808	—	1,330	808	2,138	81	2008
Spring Hill, FL
SUNTRUST III FLORIDA	943	936	569	—	936	569	1,505	57	2008
St. Petersburg, FL
SUNTRUST III FLORIDA	1,919	1,906	1,158	—	1,906	1,158	3,063	117	2008
Stuart, FL
SUNTRUST III FLORIDA	2,027	2,013	1,223	—	2,013	1,223	3,236	123	2008
Sun City Center, FL
SUNTRUST III FLORIDA	1,528	1,518	922	—	1,518	922	2,440	93	2008
Tamarac, FL
SUNTRUST III FLORIDA	609	605	367	—	605	367	972	37	2008
Valrico, FL
SUNTRUST III FLORIDA	765	760	462	—	760	462	1,221	47	2008
Wildwood, FL
SUNTRUST III FLORIDA	808	802	488	—	802	488	1,290	49	2008
Zephyhills, FL
SUNTRUST III FLORIDA	1,929	1,916	1,164	—	1,916	1,164	3,080	117	2008
Zephyhills, FL
SUNTRUST III GEORGIA	653	564	482	—	564	482	1,046	49	2008
Albany, GA
SUNTRUST III GEORGIA	1,901	1,642	1,404	—	1,642	1,404	3,046	141	2008
Alpharetta, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III GEORGIA	1,427	1,233	1,054	—	1,233	1,054	2,287	106	2008
Alpharetta, GA
SUNTRUST III GEORGIA	1,228	1,061	907	—	1,061	907	1,968	91	2008
Athens, GA
SUNTRUST III GEORGIA	2,321	2,005	1,714	—	2,005	1,714	3,719	173	2008
Atlanta, GA
SUNTRUST III GEORGIA	494	427	365	—	427	365	791	37	2008
Atlanta, GA
SUNTRUST III GEORGIA	1,028	888	759	—	888	759	1,647	76	2008
Augusta, GA
SUNTRUST III GEORGIA	501	432	370	—	432	370	802	37	2008
Augusta, GA
SUNTRUST III GEORGIA	674	582	498	—	582	498	1,080	50	2008
Augusta, GA
SUNTRUST III GEORGIA	1,046	904	772	—	904	772	1,676	78	2008
Baxley, GA
SUNTRUST III GEORGIA	605	523	447	—	523	447	970	45	2008
Columbus, GA
SUNTRUST III GEORGIA	526	454	389	—	454	389	843	39	2008
Conyers, GA
SUNTRUST III GEORGIA	712	615	526	—	615	526	1,141	53	2008
Douglas, GA
SUNTRUST III GEORGIA	1,299	1,122	959	—	1,122	959	2,081	97	2008
Duluth, GA
SUNTRUST III GEORGIA	928	802	686	—	802	686	1,488	69	2008
Jonesboro, GA
SUNTRUST III GEORGIA	1,844	1,593	1,362	—	1,593	1,362	2,955	137	2008
Lawrenceville, GA
SUNTRUST III GEORGIA	843	728	622	—	728	622	1,351	63	2008
Marietta, GA
SUNTRUST III GEORGIA	742	641	548	—	641	548	1,189	55	2008
Norcross, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III GEORGIA	899	777	664	—	777	664	1,441	67	2008
Tucker, GA
SUNTRUST III GEORGIA	1,448	1,251	1,069	—	1,251	1,069	2,320	108	2008
Warner Robins, GA
SUNTRUST III GEORGIA	1,215	1,050	897	—	1,050	897	1,947	90	2008
Woodstock, GA
SUNTRUST III GEORGIA	384	332	284	—	332	284	615	29	2008
Macon, GA
SUNTRUST III MARYLAND	1,240	563	1,427	—	563	1,427	1,989	144	2008
Bladensburg, MD
SUNTRUST III MARYLAND	811	368	933	—	368	933	1,301	94	2008
Chestertown, MD
SUNTRUST III MARYLAND	1,696	770	1,952	—	770	1,952	2,721	197	2008
Upper Marlboro, MD
SUNTRUST III NORTH CAROLINA	973	617	953	—	617	953	1,570	96	2008
Black Mountain, NC
SUNTRUST III NORTH CAROLINA	431	273	422	—	273	422	695	43	2008
Butner, NC
SUNTRUST III NORTH CAROLINA	861	546	843	—	546	843	1,389	85	2008
Cary, NC
SUNTRUST III NORTH CAROLINA	545	346	534	—	346	534	880	54	2008
Chapel Hill, NC
SUNTRUST III NORTH CAROLINA	947	600	928	—	600	928	1,528	94	2008
Denton, NC
SUNTRUST III NORTH CAROLINA	505	320	495	—	320	495	815	50	2008
Erwin, NC
SUNTRUST III NORTH CAROLINA	606	384	594	—	384	594	978	60	2008
Greensboro, NC
SUNTRUST III NORTH CAROLINA	492	312	482	—	312	482	794	49	2008
Hudson, NC
SUNTRUST III NORTH CAROLINA	525	333	514	—	333	514	847	52	2008
Huntersville, NC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III NORTH CAROLINA	1,249	792	1,224	—	792	1,224	2,016	123	2008
Kannapolis, NC
SUNTRUST III NORTH CAROLINA	641	407	628	—	407	628	1,035	63	2008
Kernersville, NC
SUNTRUST III NORTH CAROLINA	352	224	345	—	224	345	569	35	2008
Marshville, NC
SUNTRUST III NORTH CAROLINA	692	439	678	—	439	678	1,118	68	2008
Mocksville, NC
SUNTRUST III NORTH CAROLINA	528	335	517	—	335	517	852	52	2008
Monroe, NC
SUNTRUST III NORTH CAROLINA	622	395	610	—	395	610	1,004	61	2008
Monroe, NC
SUNTRUST III NORTH CAROLINA	557	354	546	—	354	546	900	55	2008
Norwood, NC
SUNTRUST III NORTH CAROLINA	1,445	916	1,415	—	916	1,415	2,332	143	2008
Raleigh, NC
SUNTRUST III NORTH CAROLINA	959	608	940	—	608	940	1,548	95	2008
Roxboro, NC
SUNTRUST III NORTH CAROLINA	539	342	528	—	342	528	869	53	2008
Spencer, NC
SUNTRUST III NORTH CAROLINA	1,325	841	1,299	—	841	1,299	2,139	131	2008
Wake Forest, NC
SUNTRUST III NORTH CAROLINA	264	167	259	—	167	259	426	26	2008
Youngsville, NC
SUNTRUST III SOUTH CAROLINA	787	422	836	—	422	836	1,258	84	2008
Anderson, SC
SUNTRUST III SOUTH CAROLINA	518	278	550	—	278	550	828	55	2008
Spartanburg, SC
SUNTRUST III TENNESSEE	578	597	343	—	597	343	940	35	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	757	783	449	—	783	449	1,232	45	2008
Chattanooga, TN

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III TENNESSEE	516	533	306	—	533	306	839	31	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	692	716	411	—	716	411	1,127	41	2008
Chattanooga, TN
SUNTRUST III TENNESSEE	341	353	203	—	353	203	556	20	2008
Cleveland, TN
SUNTRUST III TENNESSEE	111	115	66	—	115	66	180	7	2008
Johnson City, TN
SUNTRUST III TENNESSEE	229	237	136	—	237	136	373	14	2008
Jonesborough, TN
SUNTRUST III TENNESSEE	557	576	330	—	576	330	907	33	2008
Lake City, TN
SUNTRUST III TENNESSEE	300	310	178	—	310	178	488	18	2008
Lawrenceburg, TN
SUNTRUST III TENNESSEE	574	593	340	—	593	340	934	34	2008
Murfreesboro, TN
SUNTRUST III TENNESSEE	941	973	558	—	973	558	1,531	56	2008
Nashville, TN
SUNTRUST III TENNESSEE	743	768	441	—	768	441	1,209	44	2008
Nashville, TN
SUNTRUST III TENNESSEE	705	730	419	—	730	419	1,148	42	2008
Nashville, TN
SUNTRUST III VIRGINIA	1,792	1,518	1,370	—	1,518	1,370	2,888	138	2008
Alexandria, VA
SUNTRUST III VIRGINIA	1,557	1,319	1,190	—	1,319	1,190	2,508	120	2008
Arlington, VA
SUNTRUST III VIRGINIA	323	273	246	—	273	246	520	25	2008
Beaverdam, VA
SUNTRUST III VIRGINIA	541	458	413	—	458	413	871	42	2008
Franklin, VA
SUNTRUST III VIRGINIA	725	614	554	—	614	554	1,169	56	2008
Gloucester, VA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST III VIRGINIA	435	368	332	—	368	332	701	34	2008
Harrisonburg, VA
SUNTRUST III VIRGINIA	395	335	302	—	335	302	637	30	2008
Lightfoot, VA
SUNTRUST III VIRGINIA	366	310	280	—	310	280	590	28	2008
Madison Heights, VA
SUNTRUST III VIRGINIA	2,039	1,727	1,558	—	1,727	1,558	3,285	157	2008
Manassas, VA
SUNTRUST III VIRGINIA	566	479	433	—	479	433	912	44	2008
Mechanicsville, VA
SUNTRUST III VIRGINIA	300	254	229	—	254	229	484	23	2008
Nassawadox, VA
SUNTRUST III VIRGINIA	365	309	279	—	309	279	589	28	2008
Radford, VA
SUNTRUST III VIRGINIA	1,401	1,186	1,070	—	1,186	1,070	2,257	108	2008
Richmond, VA
SUNTRUST III VIRGINIA	306	259	234	—	259	234	493	24	2008
Richmond, VA
SUNTRUST III VIRGINIA	892	755	681	—	755	681	1,437	69	2008
Richmond, VA
SUNTRUST III VIRGINIA	591	501	452	—	501	452	952	46	2008
Richmond, VA
SUNTRUST III VIRGINIA	401	339	306	—	339	306	646	31	2008
Roanoke, VA
SUNTRUST III VIRGINIA	176	149	135	—	149	135	284	14	2008
Roanoke, VA
SUNTRUST III VIRGINIA	846	716	646	—	716	646	1,362	65	2008
South Boston, VA
SUNTRUST III VIRGINIA	1,341	1,136	1,025	—	1,136	1,025	2,160	103	2008
Spotsylvania, VA
SUNTRUST III VIRGINIA	659	558	504	—	558	504	1,062	51	2008
Virginia Beach, VA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SYCAMORE COMMONS	48,382	12,500	31,265	—	12,500	31,265	43,765	982	2010
Matthews, NC
THE CENTER AT HUGH HOWELL	7,722	2,250	11,091	458	2,250	11,549	13,799	1,566	2007
Tucker, GA
THE HIGHLANDS	9,745	5,500	9,589	103	5,500	9,692	15,192	1,267	2006
Flower Mound, TX
THE MARKET AT HILLIARD	11,205	4,432	13,308	3,056	4,432	16,364	20,796	2,427	2005
Hilliard, OH
THOMAS CROSSROADS	4,460	1,622	8,322	16	1,622	8,338	9,960	602	2009
Newnan, GA
TOMBALL TOWN CENTER	—	1,938	14,233	3,464	1,938	17,697	19,634	2,832	2005
Tomball, TX
TRIANGLE CENTER	23,600	12,770	24,556	1,447	12,770	26,003	38,773	4,398	2005
Longview, WA
TULSA HILLS SHOPPING CENTER	29,727	8,000	42,272	—	8,000	42,272	50,272	1,042	2010
Tulsa, OK
UNIVERSAL PLAZA	9,887	2,900	4,950	—	2,900	4,950	7,850	150	2010
Lauderhill, FL
UNIVERSITY OAKS SHOPPING CENTER	18,794	7,250	25,326	—	7,250	25,326	32,576	631	2010
Round Rock, TX
VENTURE POINT	25,818	10,400	12,887	—	10,400	12,887	23,287	337	2010
Duluth, GA
WALGREENS - SPRINGFIELD	—	855	2,530	—	855	2,530	3,385	464	2007
Springfield, MO
WARDS CROSSING	12,904	2,400	11,417	—	2,400	11,417	13,817	359	2010
Lynchburg, VA
WASHINGTON PARK PLAZA	30,600	6,500	33,912	(301)	6,500	33,612	40,112	4,098	2005
Homewood, IL
WEST END SQUARE	—	675	2,784	146	675	2,930	3,605	500	2007
Houston, TX
WILLIS TOWN CENTER	—	1,550	1,820	652	1,550	2,472	4,022	377	2005
Willis, TX

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
WINCHESTER TOWN CENTER	—	495	3,966	45	495	4,011	4,506	737	2005
Houston, TX
WINDERMERE VILLAGE	—	1,220	6,331	796	1,220	7,127	8,347	1,274	2005
Houston, TX
WOODBRIDGE	—	—	—	3,740	—	3,740	3,740	132	1905
Wylie, TX
WOODFOREST SQUARE	—	300	2,136	679	300	2,815	3,115	500	2005
Houston, TX
WOODLAKE CROSSING	15,244	3,420	14,153	700	3,420	14,853	18,273	534	2009
San Antonio, TX
Office

11500 MARKET STREET	—	140	346	—	140	346	486	65	2005
Jacinto City, TX
6234 RICHMOND AVENUE	—	500	970	992	500	1,962	2,462	316	2006
Houston, TX
AMERICAN EXPRESS - GREENSBORO	26,565	8,850	39,527	—	8,850	39,527	48,377	2,334	2009
Greensboro, NC
AMERICAN EXPRESS - SALT LAKE CITY	23,106	9,000	45,415	—	9,000	45,415	54,415	2,642	2009
Salt Lake City, UT
AT&T - ST LOUIS	112,695	8,000	170,169	39	8,000	170,208	178,208	23,825	2007
St Louis, MO
AT&T CLEVELAND	29,242	870	40,033	30	870	40,063	40,933	5,340	2005
Cleveland, OH
BRIDGESIDE POINT OFFICE BLDG	17,325	1,525	28,609	—	1,525	28,609	30,134	5,090	2006
Pittsburg, PA
COMMONS DRIVE	3,663	1,600	5,746	1,663	1,600	7,410	9,010	878	2007
Aurora, IL
COMPUTERSHARE/EQUISERVE	44,500	6,481	51,701	—	6,481	51,701	58,182	2,730	2009
Canton, MA
CRYSTAL LAKE MEDICAL	10,813	2,343	5,972	—	2,343	5,972	8,315	65	2010
Crystal Lake, IL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
DAKOTA RIDGE MEDICAL	—	1,873	5,406	—	1,873	5,406	7,280	79	2010
Littleton, CO
DENVER HIGHLANDS	10,500	1,700	11,839	—	1,700	11,839	13,539	1,700	2006
Highlands Ranch, CO
DULLES EXECUTIVE PLAZA	68,750	15,500	96,083	3,065	15,500	99,148	114,648	16,245	2006
Herndon, VA
HOUSTON LAKES	8,988	3,000	12,950	642	3,000	13,592	16,592	1,913	2006
Houston, TX
IDS CENTER	125,000	24,900	202,016	17,502	24,900	219,518	244,418	33,514	2007
Minneapolis, MN
KINROSS LAKES	10,065	825	14,639	50	825	14,689	15,514	2,053	2005
Richfield, OH
LAKE VIEW TECHNOLOGY CENTER	14,470	884	22,072	32	884	22,104	22,988	3,926	2006
Suffolk, VA
MCP ONE	5,832	451	2,861	—	451	2,861	3,311	254	2009
Indianapolis, IN
MCP TWO	12,750	1,990	9,820	—	1,990	9,820	11,810	1,055	2009
Indianapolis, IN
MCP THREE	12,000	2,251	7,178	—	2,251	7,178	9,428	101	2010
Indianapolis, IN
MIDLOTHIAN MEDICAL	8,807	—	9,041	113	—	9,153	9,153	719	2009
Midlothian, VA
NORTH BAY MEDICAL	4,097	—	3,957	—	—	3,957	3,957	43	2010
New Port Richey, FL
REGIONAL ROAD	8,679	950	10,501	122	950	10,623	11,573	1,611	2006
Greensboro, NC
SANOFI AVENTIS	190,000	16,900	192,987	2,621	16,900	195,608	212,508	13,063	2009
Bridgewater, NJ
SANTEE - CIVIC CENTER	12,023	—	17,838	18	—	17,856	17,856	2,552	2005
Santee, CA
SBC CENTER	200,472	35,800	287,424	443	35,800	287,867	323,667	51,998	2007
Hoffman Estates, IL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
SUNTRUST OFFICE I FL	2,079	5,700	2,417	(3)	5,700	2,414	8,114	41	2007
Bal Harbour, FL
SUNTRUST OFFICE I FL	313	315	363	(1)	315	363	678	273	2007
Bushnell, FL
SUNTRUST OFFICE I FL	570	1,260	662	(1)	1,260	661	1,921	75	2007
Melbourne, FL
SUNTRUST OFFICE I GA	261	275	675	(0)	275	675	950	76	2007
Douglas, GA
SUNTRUST OFFICE I MD	1,449	650	4,617	(2)	650	4,614	5,264	522	2007
Bethesda, MD
SUNTRUST OFFICE I NC	519	400	1,471	(1)	400	1,470	1,870	166	2007
Winston-Salem, NC
SUNTRUST OFFICE I NC	600	500	1,700	(1)	500	1,699	2,199	192	2007
Raleigh, NC
SUNTRUST OFFICE I VA	2,092	1,360	6,272	(3)	1,360	6,269	7,629	709	2007
Richmond, VA
SUNTRUST II OFFICE GEORGIA	4,357	2,625	4,355	(3)	2,625	4,352	6,977	479	2008
Atlanta, GA
SUNTRUST III OFFICE FLORIDA	1,333	1,667	457	—	1,667	457	2,124	46	2008
Gainesville, FL
SUNTRUST III OFFICE FLORIDA	846	1,058	290	—	1,058	290	1,348	29	2008
Holy Hill, FL
SUNTRUST III OFFICE GEORGIA	1,483	676	1,703	—	676	1,703	2,379	172	2008
Brunswick, GA
SUNTRUST III OFFICE GEORGIA	1,755	799	2,016	—	799	2,016	2,815	203	2008
Gainesville, GA
UNITED HEALTH - CYPRESS	22,000	10,000	30,547	2	10,000	30,549	40,549	2,240	2008
Cypress, CA
UNITED HEALTH - FREDERICK	17,888	5,100	26,303	2	5,100	26,305	31,405	1,841	2008
Frederick, MD
UNTIED HEALTH - GREEN BAY	28,958	4,250	45,725	23	4,250	45,748	49,998	3,202	2008
Green Bay, WI

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
UNITED HEALTH - INDIANAPOLIS	16,545	3,500	24,248	2	3,500	24,250	27,750	1,697	2008
Indianapolis, IN
UNITED HEALTH - ONALASKA	4,149	4,090	2,794	2	4,090	2,796	6,886	205	2008
Onalaska, WI
UNITED HEALTH - WAUWATOSA	10,050	1,800	14,930	2	1,800	14,932	16,732	1,045	2006
Wauwatosa, WI
WASHINGTON MUTUAL - ARLINGTON	20,115	4,870	30,915	3	4,870	30,918	35,788	4,723	2007
Arlington, TX
WORLDGATE PLAZA	59,950	14,000	79,048	2,356	14,000	81,403	95,403	10,735	2007
Herndon, VA
Multi-family

14th STREET - UAB	11,770	4,250	27,458	—	4,250	27,458	31,708	3,444	2007
Birmingham, AL
BLOCK 121	15,350	3,360	32,087	—	3,360	32,087	35,447	353	2010
Birmingham, AL
BRAZOS RANCH APARTMENTS	15,246	4,000	22,246	—	4,000	22,246	26,246	1,686	2009
Rosenberg, TX
ENCINO CANYON APARTMENTS	12,000	1,700	16,443	—	1,700	16,443	18,143	2,123	2007
San Antonio,TX
FANNIN STREET STATION APARTMENTS	31,820	24,000	30,200	—	24,000	30,200	54,200	1,166	2010
Houston, TX
FIELDS APARTMENT HOMES	18,700	1,850	29,783	—	1,850	29,783	31,633	4,266	2007
Bloomington, IN
GROGANS LANDING APARTMENTS	9,705	4,380	10,533	1,894	4,380	12,427	16,807	720	2009
The Woodlands, TX
KATY TRAIL	24,257	6,500	33,174	—	6,500	33,174	39,674	322	2010
Dallas, TX
LANDINGS AT CLEARLAKE	18,590	3,770	27,843	—	3,770	27,843	31,613	3,973	2007
Webster,TX
LEGACY AT ART QUARTER	29,426	1,290	35,031	123	1,290	35,153	36,443	2,865	2008
Oklahoma City, OK

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
LEGACY CORNER	14,630	1,600	23,765	—	1,600	23,765	25,365	1,944	2008
Midwest City, OK
LEGACY CROSSING	23,488	1,110	29,297	75	1,110	29,372	30,482	2,374	2008
Oklahoma City, OK
LEGACY WOODS	21,190	2,500	31,505	8	2,500	31,514	34,014	2,580	2007
Edmond, OK
NANTUCKET APARTMENTS	27,398	2,170	30,388	—	2,170	30,388	32,558	477	2010
Loveland, OH
OAK PARK	30,801	9,738	39,958	69	9,738	40,027	49,765	1,754	2009
Dallas, TX
PARKSIDE APARTMENTS	18,000	5,500	15,623	—	5,500	15,623	21,123	765	2009
The Woodlands, TX
SEVEN PALMS APARTMENTS	18,750	3,550	24,348	5	3,550	24,353	27,903	3,117	2006
Webster,TX
SOUTHGATE APARTMENTS	10,725	1,730	16,356	—	1,730	16,356	18,086	2,971	2007
Louisville,KY
STERLING RIDGE ESTATES	14,324	4,140	20,550	(46)	4,140	20,504	24,644	1,161	2009
The Woodlands, TX
THE RADIAN (PENN)	58,500	—	79,997	11,893	—	91,890	91,890	7,552	2007
Radian, PA
UNIV HOUSE AT GAINESVILLE	15,945	6,561	36,879	1,015	6,561	37,893	44,454	3,607	2007
Gainesville, FL
UNIV HOUSE AT HUNTSVILLE	13,325	1,351	26,308	1,230	1,351	27,538	28,888	2,926	2007
Huntsville, TX
UNIV HOUSE AT LAFAYETTE	9,306	—	16,357	1,665	—	18,022	18,022	1,881	2007
Lafayette, AL
VILLAGES AT KITTY HAWK	11,550	2,070	17,397	11	2,070	17,408	19,478	2,422	2007
Universal City,TX
VILLAS AT SHADOW CREEK	16,117	3,690	24,142	—	3,690	24,142	27,832	1,986	2007
Pearland, TX
WATERFORD PLACE AT SHADOW CREEK	16,500	2,980	24,573	—	2,980	24,573	27,553	3,512	2007
Pearland,TX

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
WOODRIDGE APARTMENTS	13,173	3,680	11,235	—	3,680	11,235	14,915	540	2009
The Woodlands, TX
Industrial

11500 MELROSE AVE -294 TOLLWAY	4,561	2,500	5,071	—	2,500	5,071	7,571	635	2006
Franklin Park, IL
1800 BRUNING	10,156	10,000	7,971	83	10,000	8,053	18,053	1,198	2006
Itasca, IL
500 HARTLAND	5,860	1,200	7,459	—	1,200	7,459	8,659	1,139	2006
Hartland, WI
55th STREET	7,351	1,600	11,115	—	1,600	11,115	12,715	1,698	2007
Kenosha, WI
AIRPORT DISTRIB CENTER #10	2,042	600	2,861	35	600	2,896	3,496	380	2007
Memphis, TN
AIRPORT DISTRIB CENTER #11	1,539	400	2,120	—	400	2,120	2,520	278	2007
Memphis, TN
AIRPORT DISTRIB CENTER #15	1,203	200	1,651	4	200	1,654	1,854	227	2007
Memphis, TN
AIRPORT DISTRIB CENTER #16	2,714	600	3,750	—	600	3,750	4,350	493	2007
Memphis, TN
AIRPORT DISTRIB CENTER #18	1,007	200	1,317	65	200	1,382	1,582	194	2007
Memphis, TN
AIRPORT DISTRIB CENTER #19	2,546	600	3,866	—	600	3,866	4,466	507	2007
Memphis, TN
AIRPORT DISTRIB CENTER #2	1,734	400	2,282	—	400	2,282	2,682	299	2007
Memphis, TN
AIRPORT DISTRIB CENTER #4	1,287	300	1,662	—	300	1,662	1,962	218	2007
Memphis, TN
AIRPORT DISTRIB CENTER #7	699	200	832	—	200	832	1,032	114	2007
Memphis, TN
AIRPORT DISTRIB CENTER #8	448	100	630	—	100	630	730	87	2007
Memphis, TN
AIRPORT DISTRIB CENTER #9	811	200	948	40	200	988	1,188	136	2007
Memphis, TN

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
ANHEUSER BUSCH	7,548	2,200	13,598	—	2,200	13,598	15,798	1,586	2007
Devens, MA
ATLAS - BELVIDERE	11,329	1,600	15,521	—	1,600	15,521	17,121	1,769	2007
Belvidere, IL
ATLAS - CARTERSVILLE	8,273	900	13,112	(39)	900	13,073	13,973	1,488	2007
Cartersville, GA
ATLAS - DOUGLAS	3,432	75	6,681	—	75	6,681	6,756	760	2007
Douglas, GA
ATLAS - GAFFNEY	3,350	950	5,114	—	950	5,114	6,064	582	2007
Gaffney, SC
ATLAS - GAINESVILLE	7,731	550	12,783	—	550	12,783	13,333	1,454	2007
Gainesville, GA
ATLAS - PENDERGRASS	14,919	1,250	24,259	—	1,250	24,259	25,509	2,759	2007
Pendergrass, GA
ATLAS - PIEDMONT	13,563	400	23,113	7	400	23,120	23,520	2,629	2007
Piedmont, SC
ATLAS - ST PAUL	8,226	3,890	10,093	—	3,890	10,093	13,983	1,148	2007
St. Paul, MN
ATLAS-BROOKLYN PARK	7,407	2,640	8,934	—	2,640	8,934	11,574	1,016	2007
Brooklyn Park, MN
ATLAS-NEW ULM	6,015	900	9,359	—	900	9,359	10,259	1,066	2007
New Ulm, MN
ATLAS-ZUMBROA	10,242	1,300	16,437	—	1,300	16,437	17,737	1,870	2006
Zumbrota, MN
BAYMEADOW - GLEN BURNIE	13,824	1,225	23,407	24	1,225	23,431	24,656	3,348	2006
Glen Burnie, MD
C&S - ABERDEEN	22,720	4,650	33,276	13	4,650	33,289	37,939	4,660	2006
Aberdeen, MD
C&S - BIRMINGHAM	25,964	3,400	40,373	—	3,400	40,373	43,773	3,532	2008
Birmingham, AL
C&S - NORTH HATFIELD	20,280	4,800	30,103	14	4,800	30,117	34,917	4,216	2006
Hatfield, MA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
C&S - SOUTH HATFIELD	10,000	2,500	15,251	11	2,500	15,262	17,762	2,137	2006
Hatfield, MA
C&S - WESTFIELD	29,500	3,850	45,906	13	3,850	45,919	49,769	6,428	2006
Westfield, MA
CLARION	3,172	87	4,790	90	87	4,880	4,967	692	2007
Clarion, IA
COLOMA	10,017	410	17,110	777	410	17,887	18,297	2,017	2006
Coloma, MI
DEER PARK SEACO	2,965	240	5,271	—	240	5,271	5,511	805	2007
Deer Park, TX
DELP DISTRIBUTION CENTER #2	1,623	280	2,282	—	280	2,282	2,562	330	2007
Memphis, TN
DELP DISTRIBUTION CENTER #5	1,623	390	2,050	2	390	2,051	2,441	269	2007
Memphis, TN
DELP DISTRIBUTION CENTER #8	1,399	760	1,388	—	760	1,388	2,148	190	2006
Memphis, TN
DORAL - WAUKESHA	1,364	240	2,013	—	240	2,013	2,253	308	2006
Waukesha, WI
HASKELL-ROLLING PLAINS FACILITY	—	45	19,733	—	45	19,733	19,778	1,906	2008
Haskell, TX
HOME DEPOT - LAKE PARK	15,469	1,350	24,770	4	1,350	24,774	26,124	1,734	2008
Valdosta, GA
HOME DEPOT - MACALLA	17,094	2,800	26,067	4	2,800	26,071	28,871	1,828	2008
MaCalla, AL
HUDSON CORRECTIONAL FACILITY	—	1,382	—	93,137	1,382	93,137	94,520	4,217	2009
Hudson, CO
IMAGINE AVONDALE	—	1,195	5,731	—	1,195	5,731	6,926	195	2010
Avondale, AZ
IMAGINE COOLIDGE	—	2,260	3,895	—	2,260	3,895	6,155	133	2010
Coolidge, AZ
IMAGINE DISCOVERY	—	590	7,117	—	590	7,117	7,707	242	2010
Baltimore, MD

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
IMAGINE FIRESTONE	—	680	6,439	—	680	6,439	7,119	219	2010
Firestone, CO
IMAGINE HOPE LAMOND	—	775	9,706	—	775	9,706	10,481	329	2010
Washington, DC
IMAGINE INDIGO RANCH	—	1,150	7,304	—	1,150	7,304	8,454	248	2010
Colorado Springs, CO
IMAGINE TOWN CENTER	—	1,175	7,309	—	1,175	7,309	8,484	248	2010
Palm Coast, FL
INDUSTRIAL DRIVE	3,709	200	6,812	—	200	6,812	7,012	993	2007
Horican, WI
KINSTON	8,930	460	14,837	—	460	14,837	15,297	1,859	2006
Kinston, NC
KIRK ROAD	7,863	2,200	11,413	42	2,200	11,455	13,655	1,748	2007
St. Charles, IL
LIBERTYVILLE ASSOCIATES	14,807	3,600	20,563	—	3,600	20,563	24,163	2,818	2005
Libertyville, IL
McKESSON DISTRIBUTION CENTER	5,760	345	8,952	—	345	8,952	9,297	1,695	2007
Conroe, TX
MOUNT ZION ROAD	24,632	2,570	41,667	—	2,570	41,667	44,237	5,711	2007
Lebanon, IN
OTTAWA	1,768	200	2,905	—	200	2,905	3,105	426	2007
Ottawa, IL
SCHNEIDER ELECTRIC	11,000	2,150	14,720	—	2,150	14,720	16,870	1,975	2007
Loves Park, IL
SOUTHWIDE INDUSTRIAL CENTER #5	392	122	425	—	122	425	547	58	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #6	1,007	248	1,361	—	248	1,361	1,609	187	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #7	2,014	483	2,792	6	483	2,798	3,281	385	2007
Memphis, TN
SOUTHWIDE INDUSTRIAL CENTER #8	196	42	286	—	42	286	328	39	2007
Memphis, TN

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
STONE FORT DISTRIB CENTER #1	6,770	1,910	9,264	(52)	1,910	9,212	11,122	1,268	2007
Chattanooga, TN
STONE FORT DISTRIB CENTER #4	1,399	490	1,782	—	490	1,782	2,272	245	2006
Chattanooga, TN
THERMO PROCESS SYSTEMS	8,201	1,202	11,995	—	1,202	11,995	13,197	2,162	2007
Sugar Land, TX
TRI-STATE HOLDINGS I	4,665	4,700	3,973	—	4,700	3,973	8,673	570	2007
Wood Dale, IL
TRI-STATE HOLDINGS II	6,372	1,630	11,252	—	1,630	11,252	12,882	1,542	2007
Houston, TX
TRI-STATE HOLDINGS III	4,334	650	8,083	—	650	8,083	8,733	1,108	2007
Mosinee, WI
UNION VENTURE	35,451	4,600	54,292	—	4,600	54,292	58,892	6,021	2007
West Chester, OH
UPS E-LOGISTICS	9,248	950	18,453	—	950	18,453	19,403	2,152	2006
Elizabethtown, KY
WESTPORT - MECHANICSBURG	4,029	1,300	6,185	486	1,300	6,671	7,971	967	2006
Mechanicsburg, PA
Lodging

ALOFT CHAPEL HILL	—	6,484	16,478	—	6,484	16,478	22,962	545	2010
Chapel Hill, NC
COMFORT INN - CROSS CREEK	—	571	8,789	3,887	571	12,676	13,248	2,196	2007
Fayetteville, NC
COURTYARD BY MARRIOTT QUORUM	18,860	4,000	26,141	1,931	4,000	28,073	32,073	4,131	2007
Addison, TX
COURTYARD BY MARRIOTT	12,146	4,989	18,988	2,996	4,989	21,984	26,973	3,584	2007
Ann Arbor, MI
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX	30,810	12,100	40,242	823	12,100	41,065	53,165	7,301	2007
Vienna, VA
COURTYARD - DOWNTOWN AT UAB	6,378	—	20,810	828	—	21,638	21,638	3,927	2008
Birmingham, AL

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
COURTYARD - FORT MEADE AT NBP	14,400	1,611	22,622	832	1,611	23,454	25,065	3,868	2008
Annapolis Junction, MD
COURTYARD BY MARRIOTT - WEST LANDS END	7,550	1,500	13,416	913	1,500	14,328	15,828	2,346	2007
Fort Worth, TX
COURTYARD - FT WORTH	14,613	774	45,820	696	774	46,516	47,290	7,861	2008
Fort Worth, TX
COURTYARD BY MARRIOTT	6,790	1,600	13,247	2,865	1,600	16,112	17,712	2,779	2007
Harlingen, TX
COURTYARD BY MARRIOTT - NORTHWEST	7,216	1,428	15,085	1,331	1,428	16,415	17,843	2,888	2007
Houston, TX
COURTYARD BY MARRIOTT - WESTCHASE	16,680	4,400	22,626	1,616	4,400	24,242	28,642	3,691	2007
Houston, TX
COURTYARD BY MARRIOTT WEST UNIVERSITY	10,980	2,200	16,408	1,027	2,200	17,435	19,635	2,730	2007
Houston, TX
COURTYARD BY MARRIOTT - COUNTRY CLUB PLAZA	9,089	3,426	16,349	437	3,426	16,786	20,211	3,571	2007
Kansas City, MO
COURTYARD BY MARRIOTT	10,320	3,200	19,009	2,236	3,200	21,245	24,445	3,404	2007
Lebanon, NJ
COURTYARD BY MARRIOTT	—	5,272	12,778	1,905	5,272	14,683	19,955	2,810	2007
Houston, TX
COURTYARD - NEWARK ELIZABETH	9,737	—	35,177	2,346	—	37,524	37,524	6,403	2008
Elizabeth, NJ
COURTYARD - PITTSBURGH DOWNTOWN	17,316	2,700	33,086	—	2,700	33,086	35,786	688	2010
Pittsburgh, PA
COURTYARD - PITTSBURGH WEST HOME	8,405	1,500	14,364	—	1,500	14,364	15,864	311	2010
Pittsburgh, PA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
COURTYARD - RICHMOND	11,800	2,173	—	19,476	2,173	19,476	21,649	3,067	2007
Richmond, VA
COURTYARD BY MARRIOTT - ROANOKE AIRPORT	14,556	3,311	22,242	2,262	3,311	24,504	27,815	3,707	2007
Roanoke, VA
COURTYARD BY MARRIOTT SEATTLE - FEDERAL WAY	22,830	7,700	27,167	1,392	7,700	28,558	36,258	4,145	2007
Federal Way, WA
COURTYARD BY MARRIOTT CHICAGO- ST.CHARLES	—	1,685	9,355	1,602	1,685	10,956	12,642	1,669	2007
St. Charles, IL
COURTYARD BY MARRIOTT - WILLIAM CENTER	16,030	4,000	20,942	3,150	4,000	24,092	28,092	3,913	2007
Tucson, AZ
COURTYARD BY MARRIOTT	—	2,397	18,560	2,802	2,397	21,362	23,760	3,225	2007
Wilmington, NC
COURTYARD - WEST PALM AIRPORT	6,094	1,900	8,703	—	1,900	8,703	10,603	197	2010
Palm Coast, FL
DOUBLETREE - ATLANTA GALLERIA	6,116	1,082	20,397	1,584	1,082	21,981	23,063	3,884	2008
Alpharetta, GA
DOUBLETREE - WASHINGTON DC	26,398	25,857	56,964	2,820	25,857	59,783	85,640	8,847	2008
Washington, DC
EMBASSY SUITES - BEACHWOOD	14,448	1,732	42,672	(30,440)	1,732	12,232	13,964	—	2008
Beachwood, OH
EMBASSY SUITES - BALTIMORE	12,661	2,429	38,927	4,079	2,429	43,006	45,436	7,473	2008
Hunt Valley, MD
FAIRFIELD INN	—	1,981	6,353	445	1,981	6,799	8,780	1,466	2007
Ann Arbor, MI
HAMPTON INN SUITES - DENVER	7,216	6,144	26,472	332	6,144	26,803	32,947	4,591	2008
Colorado Springs, CO
HAMPTON INN ATLANTA - PERIMETER CENTER	8,395	2,768	14,072	2,037	2,768	16,109	18,877	2,425	2007
Atlanta, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
HAMPTON INN BALTIMORE-INNER HARBOR	13,700	1,700	21,067	939	1,700	22,006	23,706	3,245	2007
Baltimore, MD
HAMPTON INN RALEIGH-CARY	7,024	2,268	10,503	2,004	2,268	12,507	14,775	2,050	2007
Cary, NC
HAMPTON INN UNIVERSITY PLACE	7,714	3,509	11,335	1,688	3,509	13,023	16,532	2,152	2007
Charlotte, NC
HAMPTON INN SUITES DULUTH-GWINNETT	9,523	488	12,991	2,010	488	15,001	15,488	2,426	2007
Duluth, GA
HAMPTON INN WHITE PLAINS-TARRYTOWN	15,541	3,200	26,160	4,570	3,200	30,730	33,930	4,406	2007
Elmsford, NY
HAMPTON INN	—	2,753	3,782	1,897	2,753	5,680	8,432	949	2007
Jacksonville, NC
HGI - BOSTON BURLINGTON	5,871	4,095	25,556	738	4,095	26,293	30,388	4,401	2008
Burlington, MA
HGI - COLORADO SPRINGS	8,402	1,400	17,522	2,223	1,400	19,745	21,145	2,928	2008
Colorado Springs, CO
HGI - SAN ANTONIO AIRPORT	6,085	1,498	19,484	220	1,498	19,703	21,201	3,411	2008
San Antonio, TX
HGI - WASHINGTON DC	60,730	18,800	64,359	845	18,800	65,204	84,004	10,911	2008
Washington, DC
HILTON GARDEN INN TAMPA YBOR	9,460	2,400	16,159	715	2,400	16,874	19,274	2,646	2007
Tampa, FL
HILTON GARDEN INN - AKRON	6,774	900	11,556	(415)	900	11,141	12,041	2,060	2007
Akron, OH
HILTON GARDEN INN ALBANY AIRPORT	12,050	1,645	20,263	3,923	1,645	24,186	25,831	3,668	2007
Albany, NY
HILTON GARDEN INN ATLANTA WINWARD	10,435	1,030	18,206	1,231	1,030	19,436	20,467	2,884	2007
Alpharetta, GA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
HILTON GARDEN INN	19,799	2,920	27,995	1,731	2,920	29,726	32,646	4,463	2007
Evanston, IL
HILTON GARDEN INN RALEIGH - DURHAM	7,846	2,754	26,050	4,298	2,754	30,348	33,102	4,248	2007
Raleigh, NC
HILTON GARDEN INN	21,680	8,900	25,156	2,376	8,900	27,532	36,432	4,179	2007
Westbury, NY
HILTON GARDEN INN	7,646	6,354	10,328	114	6,354	10,443	16,796	2,448	2007
Wilmington, NC
HILTON GARDEN INN HARTFORD NORTH	10,317	5,606	13,892	1,695	5,606	15,588	21,193	2,421	2007
Windsor, CT
HILTON GARDEN INN PHOENIX	—	5,114	57,105	535	5,114	57,640	62,754	8,723	2008
Phoenix, AZ
HILTON - UNIVERSITY OF FLORIDA	27,775	—	50,407	5,380	—	55,787	55,787	9,521	2007
Gainesville, FL
HOLIDAY INN EXPRESS - CLEARWATER GATEWAY	—	2,283	6,202	(2,791)	2,283	3,410	5,693	—	2007
Clearwater, FL
HOLIDAY INN HARMON MEADOW SECAUCUS	—	—	23,291	8,758	—	32,049	32,049	4,675	2007
Secaucus, NJ
HOMEWOOD - HOUSTON GALLERIA	9,415	1,655	30,587	185	1,655	30,772	32,426	5,972	2008
Houston, TX
HOMEWOOD SUITES	10,160	2,400	18,071	2,701	2,400	20,772	23,172	3,822	2007
Albuquerque, NM
HOMEWOOD SUITES	12,930	4,300	15,629	2,508	4,300	18,138	22,438	3,273	2007
Baton Rouge, LA
HOMEWOOD SUITES	12,664	1,478	19,404	4,820	1,478	24,224	25,702	4,282	2007
Cary, NC
HOMEWOOD SUITES HOUSTON - CLEARLAKE	7,175	1,235	12,655	2,597	1,235	15,253	16,488	2,386	2007
Houston, TX

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
HOMEWOOD SUITES	7,898	2,403	10,441	2,759	2,403	13,200	15,603	2,390	2007
Durham, NC
HOMEWOOD SUITES	9,836	721	9,592	2,657	721	12,250	12,971	2,373	2007
Lake Mary, FL
HOMEWOOD SUITES METRO CENTER	6,289	2,684	9,740	3,144	2,684	12,884	15,568	2,422	2007
Phoenix, AZ
HOMEWOOD SUITES	11,800	3,203	21,300	343	3,203	21,643	24,845	4,186	2007
Princeton, NJ
HOMEWOOD SUITES CRABTREE VALLEY	12,785	2,194	21,292	2,662	2,194	23,954	26,148	3,874	2007
Raleigh, NC
HOMEWOOD SUITES CLEVELAND SOLON	5,490	1,900	10,757	1,671	1,900	12,428	14,328	2,273	2007
Solon, OH
HOMEWOOD SUITES COLORADO SPRINGS NORTH	7,830	2,900	14,011	2,526	2,900	16,536	19,436	3,322	2007
Colorado Springs, CO
HYATT REGENCY - OC	—	18,688	93,384	24,351	18,688	117,735	136,423	12,164	2008
Orange County, CA
HYATT - BOSTON/MEDFORD	8,142	2,766	29,141	197	2,766	29,338	32,105	5,582	2008
Medford, MA
MARRIOTT - ATL CENTURY CENTER	9,628	—	36,571	2,211	—	38,782	38,782	8,173	2008
Atlanta, GA
MARRIOTT - CHICAGO - MED DIST UIC	7,896	8,831	17,911	4,921	8,831	22,832	31,664	3,997	2008
Chicago, IL
MARRIOTT - DALLAS	26,127	6,300	45,158	—	6,300	45,158	51,458	585	2010
Dallas, TX
Marriott - WOODLANDS WATERWAY	70,000	5,500	98,886	20,996	5,500	119,882	125,382	16,780	2007
Woodlands, TX
MARRIOTT - WEST DES MOINES	11,306	3,410	15,416	—	3,410	15,416	18,826	327	2010
Des Moines, IA
QUALITY SUITES	10,283	1,331	13,709	11,853	1,331	25,562	26,893	1,722	2007
Charleston, SC

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
RESIDENCE INN - BALTIMORE	40,040	—	55,410	2,941	—	58,352	58,352	9,278	2008
Baltimore, MD
RESIDENCE INN	6,900	1,700	12,629	906	1,700	13,535	15,235	2,189	2007
Brownsville, TX
RESIDENCE INN - CAMBRIDGE	26,726	10,346	72,735	631	10,346	73,366	83,712	11,341	2008
Cambridge, MA
RESIDENCE INN SOUTH BRUNSWICK-CRANBURY	10,000	5,100	15,368	2,187	5,100	17,555	22,655	3,014	2007
Cranbury, NJ
RESIDENCE INN CYPRESS - LOS ALAMITS	20,650	9,200	25,079	3,152	9,200	28,231	37,431	4,831	2007
Cypress, CA
RESIDENCE INN DFW AIRPORT NORTH	9,560	2,800	14,782	635	2,800	15,417	18,217	2,445	2007
Dallas-Fort Worth, TX
RESIDENCE INN PARK CENTRAL	8,970	2,600	17,322	2,625	2,600	19,947	22,547	3,542	2007
Dallas , TX
RESIDENCE INN SOMERSET-FRANKLIN	9,890	3,100	14,322	1,945	3,100	16,267	19,367	2,770	2007
Franklin , NJ
RESIDENCE INN	10,810	5,300	14,632	2,176	5,300	16,809	22,109	2,833	2007
Hauppauge, NY
RESIDENCE INN WESTCHASE	12,550	4,300	16,969	710	4,300	17,679	21,979	2,809	2007
Westchase, TX
RESIDENCE INN WEST UNIVERSITY	13,100	3,800	18,834	467	3,800	19,300	23,100	3,151	2007
Houston, TX
RESIDENCE INN NASHVILLE AIRPORT	12,120	3,500	14,147	1,474	3,500	15,621	19,121	2,480	2007
Nashville, TN
RESIDENCE INN	7,500	1,688	10,812	(7,485)	1,688	3,327	5,015	—	2007
Phoenix, AZ
RESIDENCE INN - POUGHKEEPSIE	8,109	1,003	24,590	305	1,003	24,895	25,898	4,343	2008
Poughkeepsie, NY
RESIDENCE INN ROANOKE AIRPORT	4,483	500	9,499	126	500	9,624	10,124	1,813	2007
Roanoke, VA

		Initial Costs (A)			Gross amount at which carried at end of period			Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)
RESIDENCE INN WILLIAMS CENTRE	12,770	3,700	17,601	464	3,700	18,065	21,765	3,009	2007
Tucson, AZ
RESIDENCE INN - NEWARK ELIZABETH	10,297	—	41,096	1,959	—	43,055	43,055	7,562	2008
Elizabeth, NJ
SPRINGHILL SUITES	9,130	3,200	14,833	173	3,200	15,006	18,206	2,332	2007
Danbury, CT
TOWNEPLACE SUITES NORTHWEST	7,082	5,332	8,301	1,441	5,332	9,743	15,075	2,159	2007
Austin, TX
TOWNEPLACE SUITES BIRMINGHAM-HOMEWOOD	—	2,220	7,307	(3,574)	2,220	3,733	5,952	—	2007
Birmingham, AL
TOWNEPLACE SUITES NORTHWEST	4,170	2,065	5,223	1,031	2,065	6,254	8,318	1,515	2007
College Station, TX
TOWNEPLACE SUITES NORTHWEST - CLEARLAKES	1,257	2,267	9,037	(6,358)	2,267	2,679	4,946	—	2007
Houston, TX
TOWNEPLACE SUITES NORTHWEST	—	1,607	11,644	1,368	1,607	13,012	14,619	2,450	2007

Houston, TX
TOTAL:	5,462,124	1,883,486	7,993,827	417,794	1,883,486	8,411,621	10,295,107	1,038,829

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2010

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2010 for Federal income tax purposes was approximately $10,216,739 (unaudited).

(C)	Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D) Reconciliation of real estate owned:

	2010	2009	2008
Balance at January 1,	$9,551,426	$8,216,942	$6,167,090
Acquisitions and capital improvements	1,058,837	1,378,465	2,184,330
Intangible assets	(73,901)	(81,052)	(93,870)
Intangible liabilities	10,916	37,071	5,968
Sales	(252,171)	—	(46,576)

Balance at December 31,	$10,295,107	$9,551,426	$8,216,942

(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$717,547	$406,235	$160,046
Depreciation expense	321,282	311,312	246,189

Balance at December 31,	$1,038,829	$717,547	$406,235

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	5-30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5-10 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2010, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to permanent deferral of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The biographies of our directors are set forth below. All ages are stated as of January 1, 2011.

Robert D. Parks, 67. Chairman of the board and director since October 2004. Mr. Parks has been a principal of the Inland real estate organization since May 1968 and is currently chairman of IREIC, a position he has held since November 1984. Mr. Parks has been a director of Inland Investment Advisors, Inc. since June 1995, and also served as a director of Inland Securities Corporation from August 1984 until June 2009. Mr. Parks served as a director of Inland Real Estate Corporation from 1994 to June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a director of Inland Western Retail Real Estate Trust from its inception in March 2003 to October 2010. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

He received his bachelor degree from Northeastern Illinois University, Chicago, Illinois, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the Real Estate Investment Association, the Foundation for Financial Planning and the National Association of Real Estate Investment Trusts, or “NAREIT.”

With over forty years of experience in the commercial real estate industry, our board believes that Mr. Parks has the depth of experience to implement our business strategy. As the current or past chairman of the board of each of the other real estate investment trusts, or “REITs,” sponsored by IREIC, including as the past chairman of a New York Stock Exchange-listed REIT, our board believes Mr. Parks has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as our chairman.

J. Michael Borden, 74. Independent director since October 2004. Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Total Quality Plastics, Inc., Rock Valley Leasing, Inc., Hufcor Inc. and Airwall, Inc. Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin. Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments a Real Estate Investment Company. He currently serves on the board of directors of Dowco, Inc., M&I Bank, Competitive Wisconsin, St. Anthony of Padua Charitable Trust and Great Lakes Packaging, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering. Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council. He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor degree in accounting and finance from Marquette University, Milwaukee, Wisconsin. He also attended a master of business administration program in finance at Marquette University.

Over the past twenty-five years, Mr. Borden’s various businesses have routinely entered into real estate transactions in the ordinary course of business, allowing him to develop experience in acquiring, leasing, developing and redeveloping real estate assets. Our board believes that this experience qualifies him to serve as a director on our board.

Thomas F. Glavin, 50. Independent director since October 2007. Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies. Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs. At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls. In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation. In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for the past seventeen years. Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440 unit manufactured home park in Frankfort, Illinois. Mr. Glavin received his bachelor degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University in Chicago, Illinois. Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.

As a result of his financial experience, including over twenty-seven years in the accounting profession, our board believes that Mr. Glavin is able to provide valuable insight and advice with respect to our financial risk exposures, our financial reporting process and our system of internal controls. Mr. Glavin, who currently serves as the chairman of the audit committee of our board, qualifies as an “audit committee financial expert” as defined by the SEC.

Brenda G. Gujral, 68. President and director since October 2004. Ms. Gujral also serves as chief executive officer and a director of IREIC. She served as president and a director of IREIC from July 1987 through June 1992. She was again named president and a director of IREIC upon her return to IREIC in January 1998, and served as president until December 2010. Ms. Gujral was appointed chief executive officer of IREIC in January 2008. She has been a director of Inland Securities Corporation since January 1997, and served as its president and chief operating officer from January 1997 to June 2009. Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc. since January 2001 and has been a director of Inland Western Retail Real Estate Trust, Inc. since its inception in March 2003, serving as its chief executive officer from June 2005 until November 2007. Ms. Gujral also has served a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008, and served as its president from June 2008 to May 2009. She has been the chairman of the board of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation), or “IPCC,” since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, and was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication. Ms. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions. Ms. Gujral was able to draw on this these experiences during our capital raising stage, and continues to do so. Our board believes that this experience, coupled with her leadership of IREIC, uniquely qualify Ms. Gujral to serve as a member of our board.

Ms. Gujral has been with the Inland organization for thirty years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission, establishing an office in Portland, Oregon, to implement land use legislation for that state. Ms. Gujral graduated from California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority (“FINRA”), and is a member of NAREIT, the Investment Program Association and the Real Estate Investment Securities Association.

Thomas F. Meagher, 80. Independent director since October 2004. Mr. Meagher currently serves on the board of directors of DuPage Airport Authority and the TWA Plan Oversight Committee. He also is a former member of the board of trustees of Edward Lowe Foundation, The Private Bank Corp. and the Chicago Chamber of

Commerce. Mr. Meagher has previously served on the board of directors of UNR Industries, Rohn Towers, Greyhound Lines Inc., Festival Airlines, Lakeside Bank and Trans World Airlines, where he served as chairman of the board for two years and participated in the sale of the company to American Airlines.

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

As his biography demonstrates, Mr. Meagher has served on the boards of directors of numerous public and private entities. Our board believes that this experience positions him well to serve on our board.

Paula Saban, 57. Independent director since October 2004. Ms. Saban has worked in the financial services and banking industry for over twenty-five years. She began her career in 1978 with Continental Bank, which later merged into Bank of America. From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas. She also managed client service teams and developed numerous client satisfaction programs. In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America’s Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly-held companies and entrepreneurs. In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction. She retired from Bank of America in 2006 as a senior vice president/private client manager. In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is president and a principal stockholder. As president of Newport Distribution, Ms. Saban has insight into the development and construction industry, to which the Company has exposure as a result of its investments in joint ventures. Ms. Saban is able to convey these insights to our board, thus making a valuable addition to our board.

Ms. Saban received her bachelor degree from MacMurray College, Jacksonville, Illinois, and her master of business administration from DePaul University, Chicago, Illinois. She holds Series 7 and 63 certifications from FINRA. She is a former president of the Fairview Elementary School PTA and a former trustee of both the Goodman Theatre and Urban Gateways. She served as Legislative Chair of Illinois PTA District 37 and as liaison to the No Child Left Behind Task Force of School District 54.

William J. Wierzbicki, 64. Independent director since October 2005. Mr. Wierzbicki is a registered Professional Planner in the Province of Ontario, Canada, and is a member of both the Canadian Institute of Planners and the Ontario Professional Planners Institute. Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores and Price Township as well as the Town of Chapleau. Mr. Wierzbicki previously served as the Coordinator of Current Planning with the City of Sault Ste. Marie, Ontario. In that capacity, his expertise was in the review of residential, commercial and industrial development proposals. Mr. Wierzbicki led the program to develop a new Comprehensive Zoning By-Law for the City of Sault Ste. Marie. Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie’s Industrial Development Strategy. More recently he has completed a Community Development Plan for Batchwana First Nation’s Rankin site and an Official Plan for the Township of Prince. Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School in Ontario, Canada, and attended Sault College and Algoma University.

Mr. Wierzbicki’s extensive experience in the commercial real estate industry, including with real estate developments, qualifies him to serve on our board. In addition, if we determine to acquire any real estate assets in Canada in the future, Mr. Wierzbicki’s expertise in the Canadian real estate market will be useful to our board.

Executive Officers

In addition to Mr. Parks and Ms. Gujral, whose biographies are set forth above, the following individuals serve as our executive officers. All ages are stated as of January 1, 2011.

Roberta S. Matlin, 66. Vice president – administration since October 2004. Ms. Matlin joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of IPCC since May 2001, a director of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since December 2007. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995. Ms. Matlin also has served as the president of our business manager since its inception in October 2004. She has served as vice president of Inland Diversified Real Estate Trust, Inc. since June 2008, and served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004. Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA.

Lori Foust, 46. Treasurer since October 2005 and our principal financial officer since September 2007. Ms. Foust also has served as the chief financial officer of our business manager since October 2005 and as a director and the treasurer of our consolidated joint venture Minto Builders (Florida), Inc. since January 2006. Ms. Foust also served as the treasurer of Inland Diversified Real Estate Trust, Inc. from June 2008 to November 2009 and served as the principal accounting officer of Inland Western Retail Real Estate Trust, Inc. from February 2004 to March 2006. Ms. Foust joined the Inland organization in 2003, in the capacity of vice president of Inland Western Retail Real Estate Advisory Services, Inc. Prior to joining the Inland organization, Ms. Foust worked in the field of public accounting and was a senior manager in the real estate division for Ernst and Young, LLP. She received her bachelor of science degree in accounting and her master of business administration from the University of Central Florida. Ms. Foust is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Jack Potts, 41. Principal accounting officer since September 2007. Mr. Potts also has served as the chief accounting officer of our business manager since September 2007. Prior to joining the Inland organization, Mr. Potts held various positions with Equity Office Properties Trust, Inc., in accounting and financial reporting. Prior to working at Equity Office, Mr. Potts worked in the field of public accounting and was a manager in the real estate division for Ernst and Young LLP. He received a bachelor degree in accounting from the Michigan State University in East Lansing, Michigan. Mr. Potts is a certified public accountant.

Scott W. Wilton, 50. Secretary since October 2004. Mr. Wilton joined The Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton previously served as secretary of Inland Western Retail Real Estate Trust, Inc. from March 2003 to November 2005, as secretary of IPCC from May 2001 to August 2009 and as secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. from September 1998 to December 2004. Mr. Wilton is involved in all aspects of The Inland Group’s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters and litigation management. He received bachelor degrees in economics and history from the University of Illinois, Champaign, in 1982 and his law degree from Loyola University, Chicago, Illinois, in 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate, corporate transactions and litigation.

Audit Committee

Our board has formed an audit committee comprised of four independent directors, Messrs. Borden, Glavin, Meagher and Ms. Saban. The board has determined that Mr. Glavin, the chairman of the committee, qualifies as an “audit committee financial expert,” as defined by the SEC, and that each member of the committee is independent in accordance with the standards set forth in the committee’s charter. The audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accounting firm; (4) the adequacy of our internal controls; and (5) the performance of our independent registered public accounting firm. The audit committee has adopted a written charter, which is available on our website at www.inland-american.com under the “Corporate Governance” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2010, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2010.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

Compensation of Executive Officers

All of our executive officers are officers and employees, respectively, of one or more of the affiliates of our business manager and are compensated by those entities, in part, for services rendered to us. We do not separately compensate our executive officers, nor do we reimburse either our business manager or our property managers for any compensation paid to their employees who also serve as our executive officers, other than through the general fees we pay to them under the business management agreement or the property management agreements. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included in this Form 10-K a “Compensation Discussion and Analysis” or a report from our board of directors with respect to executive compensation. The fees we pay to the business manager and property managers under the business management agreement or the property management agreements are described in more detail in Item 13 of this Form 10-K.

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

The following table further summarizes compensation earned by the independent directors for the year ended December 31, 2010.

	Fees Earned in Cash ($)	Option Awards* ($)(1)	Total ($)
J. Michael Borden	45,000	5,000	50,000
Thomas F. Glavin	51,500	5,000	56,500
David Mahon (2)	54,500	5,000	59,500
Thomas F. Meagher	47,500	5,000	52,500
Paula Saban	51,500	5,000	56,500
William J. Wierzbicki	46,500	5,000	51,500

*	Each director receives 500 shares at each annual stockholder meeting, with an exercise price equal to the fair market value of our shares.
(1)	With the exception of Mr. Glavin, each independent director had options to purchase 5,500 shares of our common stock outstanding at December 31, 2010. Mr. Glavin had options to purchase 4,500 shares of our common stock outstanding at December 31, 2010. All options have been granted pursuant to our independent director stock option plan.
(2)	Mr. Mahon resigned from the board, effective November 15, 2010.

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

The independent director stock option plan generally provides for the grant of non-qualified stock options to purchase 3,000 shares to each independent director upon his or her appointment subject to satisfying the conditions set forth in the plan. The plan also provides for subsequent grants of options to purchase 500 shares on the date of each annual stockholder’s meeting to each independent director then in office. The exercise price for all options is equal to the fair market value of our shares, as defined in the plan, on the date of each grant. However, options may not be granted at any time when the grant, along with the grants to be made at the same time to other independent directors, would exceed 9.8% in value of our issued and outstanding shares of stock or 9.8% in value or number of shares, whichever is more restrictive, of our issued and outstanding shares of common stock.

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

Compensation Committee Interlocks and Insider Participation

None of our current or former officers or employees, or the current or former officers or employees of our subsidiaries, participated in any deliberations of our board of directors concerning executive officer compensation during the year ended December 31, 2010. In addition, during the year ended December 31, 2010, none of our executive officers served as a director or a member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	32,000	$9.05	43,000

Total:	32,000	$9.05	43,000

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

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table shows the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 1, 2011.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
J. Michael Borden, Independent Director	136,281	(3)	*
Thomas F. Glavin, Independent Director	23,384	(4)	*
Brenda G. Gujral, Director and President	8,126	(5)	*
Thomas F. Meagher, Independent Director	17,442	(6)	*
Robert D. Parks, Director and Chairman of the Board	508,522	(7)	*
Paula Saban, Independent Director	4,500	(8)	*
William J. Wierzbicki, Independent Director	5,806	(9)	*
Roberta S. Matlin, Vice President—Administration	3,091	(10)	*
Lori J. Foust, Treasurer and Principal Financial Officer	3,500	(11)	*
Jack Potts, Principal Accounting Officer	—		—
Scott W. Wilton, Secretary	3,928	(12)	*
All Directors and Officers as a group (eleven persons)	714,580		*
* Less than 1%

(1)	The business address of each person listed in the table is c/o Inland American Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.
(2)	All fractional ownership amounts have been rounded to the nearest whole number.
(3)	Mr. Borden has sole voting and dispositive power over 130,857 shares, including 75,347 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and Mr. Borden and his wife share voting and dispositive power over 5,424 shares. Mr. Borden’s shares include vested options exercisable into 4,500 shares of common stock.
(4)	Mr. Glavin and his wife share voting and dispositive power over 19,884 shares. Mr. Glavin’s shares include vested options exercisable into 3,500 shares of common stock.
(5)	Ms. Gujral has sole voting and dispositive power over 2,921 shares. Ms. Gujral and her husband share voting and dispositive power over 5,205 shares.
(6)	Mr. Meagher has sole voting and dispositive power over all of the shares that he owns. Mr. Meagher’s shares include vested options exercisable into 4,500 shares of common stock.
(7)	Mr. Parks has sole voting and dispositive power over all 508,522 shares, which include 26,316 shares owned by Mr. Parks’ mother in the Evelyn G. Parks Survivors Trust and 27,286 shares in the Parks Family Trust, for which Mr. Parks is the trustee.
(8)	Ms. Saban has sole voting and dispositive power over all of the shares that she owns. Ms. Saban’s ownership is comprised of vested options exercisable into 4,500 shares of common stock.
(9)	Mr. Wierzbicki and his wife share voting and dispositive power over 1,306 shares. Mr. Wierzbicki’s shares include vested options exercisable into 4,500 shares of common stock.
(10)	Ms. Matlin has sole voting and dispositive power over all of the shares that she owns.
(11)	Ms. Foust has sole voting and dispositive power over all of the shares that she owns.
(12)	Mr. Wilton and his wife share voting and dispositive power over all 3,928 shares, which include 677 shares owned by Mr. Wilton’s spouse through her individual IRA.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are J. Michael Borden, Thomas F. Glavin, Brenda G. Gujral, Thomas F. Meagher, Robert D. Parks, Paula Saban and William J. Wierzbicki. As required by our charter, a majority of our directors must be “independent”. As defined by our charter, an “independent director” is a person who: (1) is not directly or indirectly associated, and has not been directly or indirectly associated within the two years prior to becoming an independent director, with the Company, IREIC or our business manager whether by ownership of, ownership interest in, employment by, any material business or professional relationship with or as an officer or director of the Company, IREIC, our business manager or any of their affiliates; (2) does not serve as a director for another REIT sponsored by IREIC or advised by our business manager or any of its affiliates; and (3) performs no other services for the Company, except as director.

Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the New York Stock Exchange (“NYSE”) or any other national securities exchange, our board has evaluated whether our directors are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).

Consistent with these considerations, after a review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, the board has determined that Messrs. Borden, Glavin, Meagher and Wierzbicki and Ms. Saban qualify as independent directors.

Related Party Transactions

We pay our business manager, an affiliate of our sponsor, and its affiliates various fees and compensation. The following is a summary of the fees and compensation we paid to our business manager and its affiliates since January 1, 2010.

After our stockholders have received a non-cumulative, non-compounded return of 5.0% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. We pay this fee for services provided or arranged by our business manager, such as managing our day-to-day business operations, arranging for the ancillary services provided by other affiliates and overseeing these services, administering our bookkeeping and accounting functions, consulting with our board, overseeing our real estate assets and providing other services as our board deems appropriate. Since January 1, 2010, we have incurred a business management fee in an amount equal to $36 million, or approximately .32% of our “average invested assets” on an annual basis, of which $10 million remained unpaid as of March 1, 2011.

We pay Inland Investment Advisors, Inc. an annual fee, paid on a monthly basis, totaling 1% of the first $1 to $5 million of marketable securities under management, 0.85% of marketable securities from $5 to $10 million, 0.75% of marketable securities from $10 to $25 million, 0.65% of marketable securities from $25 to $50 million, 0.60% of marketable securities from $50 to $100 million and 0.50% of marketable securities above $100 million.

Notwithstanding the above, the total annual fees paid to Inland Investment Advisors plus the annual business management fee paid to our business manager may not exceed the amounts we may pay as the annual business management fee. Since January 1, 2010, we have paid fees equal to approximately $1.4 million.

We also reimburse our business manager or its affiliates for all expenses that it, or any affiliate, including Inland Securities, pays or incurs on our behalf, including the salaries and benefits of persons employed by the business manager or its affiliates and performing services for us, except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the business manager. Since January 1, 2010, we have incurred approximately $8.2 million of these costs. In addition, for any year in which we qualify as a REIT, our business manager must reimburse us for the amounts, if any, by which the total operating expenses paid during the previous year exceed the greater of 2% of the average invested assets for that year or 25% of net income for that year, subject to certain adjustments. Our total operating expenses did not exceed these limits during the year ended December 31, 2010.

Additionally, we pay the business manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company. Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property. The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest. We have not paid any acquisition fees since January 1, 2010.

We pay our property managers, entities owned principally by individuals who are employed by or affiliated with our business manager, a monthly fee equal to up to 4.5% of the gross income of each property managed directly by the property managers, their affiliates or agents. We also pay our property managers, based on the type of property managed, a monthly oversight fee of up to 1% of the gross income from each property managed directly by entities other than our property managers, their affiliates or agents. We do not pay any oversight fees with respect to our lodging properties. We have paid our property managers management fees of approximately $30.8 million since January 1, 2010. We have not paid any oversight fees since January 1, 2010. We also reimbursed the property managers $4.4 million related to property level payroll costs.

We pay Inland Mortgage Servicing Corporation, an affiliate of our business manager, $200 per loan per month for servicing our loans and $225 per loan per month in respect of any loans related to our lodging properties. Since January 1, 2010, we have paid loan servicing fees totaling approximately $586 thousand. We also pay Inland Mortgage Brokerage Corporation, another affiliate of our business manager, a fee equal to 0.2% of the principal amount of each loan placed for us. Since January 1, 2010, we have paid Inland Mortgage Brokerage Corporation fees totaling approximately $845 thousand.

As of December 31, 2010, we had deposited $370 thousand in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IRC), Inland Western Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc.. The Company paid insurance premiums of $9.9 million for the years ended December 31, 2010.

The Company held 843,200 shares of IRC valued $7.4 million as of December 31, 2010.

Policies and Procedures with Respect to Related Party Transactions

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. We believe that our general policies and procedures regarding related party transactions also are evidenced by the disclosures in this Form 10-K and our prior proxy statements under the caption “Certain Relationships and Related Transactions.” We may in the future adopt more specific written policies and procedures regarding related party transactions.

Item 14. Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLC (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2010 and 2009, respectively.

	Year ended December 31,
Description	2010	2009
Audit fees (1)	$1,282,500	$1,308,000
Audit-related fees (2)	—	13,000
Tax fees (3)	248,768	454,883
All other fees (4)	99,500	—

TOTAL	$1,630,768	$1,775,883

(1)	Audit fees consist principally of fees paid for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports.
(2)	Audit-related fees are fees paid for professional services performed in connection with the review of our consolidated financial statements that were included in the registration statement, as amended, for the public offering of our common stock and the review of pro forma financial statements for property acquisitions.
(3)	Tax fees are comprised of tax compliance fees.
(4)	Other fees relate to due diligence assistance services provided in connection with a potential investment in a joint venture.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2010 and 2009, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 11, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks Robert D. Parks	Director and chairman of the board	March 11, 2011
Name:

By:	/s/ Brenda G. Gujral Brenda G. Gujral	Director and president (principal executive officer)	March 11, 2011
Name:

By:	/s/ Lori J. Foust Lori J. Foust	Treasurer and principal financial officer	March 11, 2011
Name:

By:	/s/ Jack Potts Jack Potts	Principal accounting officer	March 11, 2011
Name:

By:	/s/ J. Michael Borden J. Michael Borden	Director	March 11, 2011
Name:

By:	/s/ Thomas F. Meagher Thomas F. Meagher	Director	March 11, 2011
Name:

By:	/s/ Paula Saban Paula Saban	Director	March 11, 2011
Name:

By:	/s/ William J. Wierzbicki William J. Wierzbicki	Director	March 11, 2011
Name:

By:	/s/ Thomas F. Glavin Thomas F. Glavin	Director	March 11, 2011
Name:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the SEC on December 20, 2006 (file number 333-139504))

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.1	First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 3, 2009)

10.2.1	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.2.2	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.2.3	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.2.4	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.3	First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.4	Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on August 18, 2005 (file number 333-122743))

10.5	Securities Purchase And Subscription Agreement among Minto Builders (Florida), Inc., Minto (Delaware), LLC, Minto Holdings Inc. and Inland American Real Estate Trust, Inc. dated as of October 11, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

10.6	Put/Call Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Inland American Real Estate Trust, Inc., Minto Holdings Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

10.7	Shareholders Agreement, dated as of October 11, 2005, by and among Minto Builders (Florida), Inc., Minto Holdings Inc., Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

10.8	Supplemental Shareholders Agreement, dated as of October 11, 2005 by and among Inland American Real Estate Trust, Inc. and Holders of Common Stock and Series A Preferred Stock as Listed on Schedule A Thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

10.9	Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 13, 2008)

10.10	Amended and Restated Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 26, 2010)

10.11	Agreement and Plan of Merger, dated as of April 2, 2007, by and between Inland American Real Estate Trust, Inc., Winston Hotels, Inc., Winn Limited Partnership and Inland American Acquisition (Winston), LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 6, 2007)

10.12	Agreement and Plan of Merger, dated as of July 25, 2007, by and between Inland American Real Estate Trust, Inc., Apple Hospitality Five, Inc. and Inland American Orchard Hotels, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 27, 2007)

10.13	Agreement and Plan of Merger, dated as of August 12, 2007, by and among Inland American Real Estate Trust, Inc., RLJ Urban Lodging Master, LLC, RLJ Urban Lodging REIT, LLC and RLJ Urban Lodging REIT (PF#1), LLC, as amended (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 25, 2008)

10.14	Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.15	Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.16	Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the SEC on February 11, 2005 (file number 333-122743))

99.2	Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the SEC on February 11, 2005 (file number 333-122743))

99.3	First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.4	Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.5	Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.6	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.7	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.8	Amended and Restated Share Repurchase Program, effective April 11, 2011 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 11, 2011)

*	Filed as part of this Annual Report on Form 10-K.