Form 10-Q
period 2011-03-31
Inland American Real Estate Trust, Inc.
filed 2011-05-13
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer X	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No X

As of May 4, 2011, there were 854,707,317 shares of the registrant’s common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

		March 31, 2011		December 31, 2010
Assets		(unaudited)
Assets:
Investment properties:
Land	$	1,918,129	$	1,883,486
Building and other improvements		8,460,331		8,411,621
Construction in progress		303,013		306,673

Total		10,681,473		10,601,780
Less accumulated depreciation		(1,120,834)		(1,038,829)

Net investment properties		9,560,639		9,562,951
Cash and cash equivalents		150,374		267,707
Restricted cash and escrows		94,412		96,089
Investment in marketable securities		274,241		268,726
Investment in unconsolidated entities		557,524		573,274
Accounts and rents receivable (net of allowance of $8,533 and $7,905)		110,437		101,465
Notes receivable		34,025		54,047
Intangible assets, net		370,630		386,916
Deferred costs and other assets		84,382		80,327

Total assets	$	11,236,664	$	11,391,502

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$	5,495,944	$	5,532,057
Accounts payable and accrued expenses		35,268		33,672
Distributions payable		35,526		35,267
Accrued real estate taxes		37,647		52,479
Advance rent and other liabilities		83,859		81,043
Intangible liabilities, net		79,988		81,698
Other financings		47,762		47,762

Total liabilities		5,815,994		5,863,978

Noncontrolling redeemable interests		264,132		264,132
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding		0		0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 852,633,359 and 846,406,774 shares issued and outstanding		852		846
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)		7,655,097		7,605,105
Accumulated distributions in excess of net loss		(2,570,317)		(2,409,370)
Accumulated other comprehensive income		53,735		49,430

Total Company stockholders’ equity		5,139,367		5,246,011

Noncontrolling interests		17,171		17,381

Total equity		5,156,538		5,263,392

Total liabilities and equity	$	11,236,664	$	11,391,502

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended March 31, 2011 (unaudited)		Three months ended March 31, 2010 (unaudited)
Income:
Rental income	$	163,512	$	146,465
Tenant recovery income		24,964		23,378
Other property income		4,931		4,587
Lodging income		132,986		108,920

Total income		326,393		283,350

Expenses:
General and administrative expenses		6,614		11,243
Property operating expenses		35,252		30,776
Lodging operating expenses		87,539		71,703
Real estate taxes		26,345		24,086
Depreciation and amortization		109,456		105,304
Business manager management fee		10,000		6,000
Provision for asset impairment		27,967		0

Total expenses		303,173		249,112

Operating income	$	23,220	$	34,238

Interest and dividend income		5,638		7,422
Other income		353		177
Interest expense		(83,908)		(67,082)
Equity in loss of unconsolidated entities		(2,297)		(3,890)
Realized gain and impairment on securities, net		3,996		3,763

Loss before income taxes	$	(52,998)	$	(25,372)

Income tax benefit	$	595	$	173

Net loss from continuing operations	$	(52,403)	$	(25,199)

Loss from discontinued operations, net	$	0		(1,898)

Net loss	$	(52,403)	$	(27,097)

Less: Net income attributable to noncontrolling interests		(2,224)		(2,242)

Net loss attributable to Company	$	(54,627)	$	(29,339)

Other comprehensive income (loss):
Unrealized gain on investment securities		7,449		29,627
Reversal of unrealized gain to realized gain on investment securities		(3,996)		(3,763)
Unrealized gain on derivatives		852		334

Comprehensive loss	$	(50,322)	$	(3,141)

Net loss per common share, from continuing operations	$	(.06)	$	(.04)

Net loss per common share, from discontinued operations	$	0	$	0

Net loss per common share, basic and diluted	$	(.06)	$	(.04)

Weighted average number of common shares outstanding, basic and diluted		849,843,349		826,716,592

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2011

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total		Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	$	846	$	7,605,105	$	(2,409,370)	$	49,430	$	17,381	$	5,263,392	$	264,132
Net income (loss)	0		0		0		(54,627)		0		(87)		(54,714)		2,311
Unrealized gain on investment securities	0		0		0		0		7,449		0		7,449		0
Reversal of unrealized gain to realized gain on investment securities	0		0		0		0		(3,996)		0		(3,996)		0
Unrealized gain on derivatives	0		0		0		0		852		0		852		0
Distributions declared	0		0		0		(106,320)		0		(123)		(106,443)		(2,311)
Proceeds from distribution reinvestment program	6,226,585		6		49,992		0		0		0		49,998		0

Balance at March 31, 2011	852,633,359	$	852	$	7,655,097	$	(2,570,317)	$	53,735	$	17,171	$	5,156,538	$	264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2010

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total		Noncontrolling Redeemable Interests
Balance at January 1, 2010	823,619,190	$	824	$	7,397,831	$	(1,815,054)	$	29,712	$	18,869	$	5,632,182	$	264,132
Net loss	0		0		0		(29,339)		0		(69)		(29,408)		2,311
Unrealized gain on investment securities	0		0		0		0		29,627		0		29,627		0
Reversal of unrealized gain to realized gain on investment securities	0		0		0		0		(3,763)		0		(3,763)		0
Unrealized gain on derivatives	0		0		0		0		334		0		334		0
Distributions declared	0		0		0		(103,426)		0		(514)		(103,940)		(2,311)
Proceeds from distribution reinvestment program	5,669,930		5		53,857		0		0		0		53,862		0

Balance at March 31, 2010	829,289,120	$	829	$	7,451,688	$	(1,947,819)	$	55,910	$	18,286	$	5,578,894	$	264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

		Three months ended March 31, 2011 (unaudited)		Three months ended March 31, 2010 (unaudited)

Cash flows from operating activities:
Net loss	$	(52,403)	$	(27,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		109,456		109,137
Amortization of above and below market leases, net		(598)		100
Amortization of debt premiums, discounts and financing costs		12,613		3,036
Straight-line rental income		(3,453)		(5,034)
Provision for asset impairment		27,967		945
Equity in loss of unconsolidated entities		2,297		3,890
Distributions from unconsolidated entities		1,425		992
Realized gain on investments in securities		(3,996)		(3,763)
Other non-cash adjustments		648		(263)
Changes in assets and liabilities:
Accounts and rents receivable		(5,519)		(9,318)
Other assets		(4,767)		2,923
Accounts payable and accrued expenses		1,063		(108)
Advance rent and other liabilities		6,189		(3,310)
Accrued real estate taxes		(13,620)		(11,488)

Net cash flows provided by operating activities		77,302		60,642

Cash flows from investing activities:
Purchase of investment properties		(61,261)		(131,835)
Acquired in-place and market lease intangibles, net		(5,165)		(53,348)
Capital expenditures and tenant improvements		(14,269)		(17,612)
Investment in development projects		(16,426)		(11,302)
Sale of investment properties		10,848		11,419
Purchase of investment securities		(19,470)		(25,665)
Sale of investment securities		21,404		10,025
Investment in unconsolidated entities		(98)		(133)
Distributions from unconsolidated entities		9,540		7,583
Payment of leasing and franchise fees		(1,900)		(1,098)
Purchase of note receivable		0		(34,300)
Payments from notes receivable		22		47
Restricted escrows and other assets		1,645		(6,561)

Net cash flows used in investing activities		(75,130)		(252,780)

Cash flows from financing activities:
Proceeds from the distribution reinvestment program		49,998		53,862
Distributions paid		(106,061)		(103,190)
Proceeds from mortgage debt and notes payable		56,246		83,619
Payoffs of mortgage debt		(100,585)		(69,965)
Principal payments of mortgage debt		(9,298)		(2,401)
Proceeds from (paydown of) margin securities debt, net		(5,812)		37,336
Payment of loan fees and deposits		(1,559)		(1,038)
Distributions paid to noncontrolling interests		(123)		(514)
Distributions paid to noncontrolling redeemable interests		(2,311)		(2,311)

Net cash flows used in financing activities		(119,505)		(4,602)

Net decrease in cash and cash equivalents		(117,333)		(196,740)
Cash and cash equivalents, at beginning of period		267,707		500,491

Cash and cash equivalents, at end of period	$	150,374	$	303,751

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

		Three months ended March 31, 2011 (unaudited)		Three months ended March 31, 2010 (unaudited)

Supplemental disclosure of cash flow information:

Purchase of investment properties	$	(61,689)	$	(472,515)
Tenant and real estate tax liabilities assumed at acquisition, net		428		1,709
Assumption of mortgage debt at acquisition		0		386,351
Non-cash discount of mortgage debt assumed		0		(47,380)

		(61,261)		(131,835)

Cash paid for interest, net capitalized interest of $2,481 and $958	$	75,731	$	64,405

Supplemental schedule of non-cash investing and financing activities:

Property acquired through exchange of notes receivable	$	20,000	$	0

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

(1) Organization

Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

At March 31, 2011, the Company owned a portfolio of 983 commercial real estate properties compared to 975 properties at March 31, 2010. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	736	21,998,050 square feet
Lodging	100	15,732 rooms
Office	47	10,612,479 square feet
Industrial	73	15,959,342 square feet
Multi-Family	27	9,790 units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2011. Refer to the Company’s 2010 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. During the three months ended March 31, 2011 and 2010, the Company incurred $227 and $837, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity for the three months ended March 31, 2011.

Segment	Property	Date		Gross Acquisition Price	Sq Ft/Units/Rooms
Lodging	Marriott-Charleston	2/25/2011	$	25,500	352 rooms
Retail	Sparks Crossing	3/21/2011		38,600	335,999 square feet

Total			$	64,100

For properties acquired during the three months ended March 31, 2011, the Company recorded revenue of $1,767 and property net income of $406, not including related expensed acquisition costs.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

(4) Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The Company disposed of zero and two assets for the three months ended March 31, 2011 and 2010, respectively.

The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the three months ended March 31, 2011 and 2010.

		Three months ended March 31, 2010
Revenues	$	9,677
Expenses (including interest expense and impairments of $945)		(11,853)

Operating loss from discontinued operations		(2,176)

Gain on sale of properties		278

Loss from discontinued operations, net	$	(1,898)

(5) Investment in Partially Owned Entities

Consolidated Entities

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

The Series A Preferred Interest in MB REIT is subject to redemption features outside of the Company’s control that results in presentation outside of permanent equity. The noncontrolling interest is reported at its redemption value as noncontrolling redeemable interests in the Company’s consolidated financial statements with a balance of $264,132 as of March 31, 2011 and December 31, 2010.

The Company has ownership interests in various other entities that are considered VIEs as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. Refer to the Company’s Form 10-K for year-end December 31, 2010 for details on the consolidated entities.

The applicable amounts for various consolidated VIEs are included in the consolidated balance sheets as presented in the table below.

		Three months ended March 31, 2011		Year ended December 31, 2010
Net investment properties	$	155,575	$	156,464
Other assets		10,174		10,457

Total assets		165,749		166,921

Mortgages, notes and margins payable		(95,188)		(95,188)
Other liabilities		(50,450)		(50,538)

Total liabilities		(145,638)		(145,726)

Net assets	$	20,111	$	21,195

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company’s Form 10-K for the year ended December 31, 2010 for details of each unconsolidated entity.

These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company’s share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and other comprehensive income

				Investment at		Investment at
Entity	Description	Ownership %		March 31, 2011		December 31, 2010
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$	156,901	$	160,487

Cobalt Industrial REIT II	Industrial portfolio	36%		121,993		124,750

D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%		57,092		57,389

NRF Heathcare, LLC	Senior housing portfolio	(a)		84,968		87,878

Centro/IA JV, LLC	Retail Shopping Centers	(a)		117,830		121,534

Other Unconsolidated Entities	Various Real Estate investments	Various		18,740		21,236

			$	557,524	$	573,274

(a)	We have preferred membership interest and are entitled to a 10.5% and 11% preferred dividend in NRF Healthcare, LLC and Centro/IA JV, LLC, respectively.

For the three months ended March 31, 2011 and 2010, management determined that none of its unconsolidated entities were impaired.

Combined Financial Information

The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

		March 31, 2011		December 31, 2010
Balance Sheets:		(dollars in thousands)		(dollars in thousands)
Assets:
Real estate, net of accumulated depreciation	$	2,845,726	$	2,913,570
Real estate debt and securities investments		92,230		86,346
Other assets		371,634		335,640

Total Assets	$	3,309,590	$	3,335,556

Liabilities and Equity:
Mortgage debt	$	2,043,004	$	2,063,151
Other liabilities		129,849		109,265
Equity		1,136,737		1,163,140

Total Liabilities and Equity	$	3,309,590	$	3,335,556

Company’s share of equity	$	547,484	$	563,141
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,351 and $1,446, respectively)		10,040		10,133

Carrying value of investments in unconsolidated entities	$	557,524	$	573,274

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

		Three months ended March 31, 2011		Three months ended March 31, 2010
Statements of Operations:
Revenues	$	89,379	$	64,674

Expenses:
Interest expense and loan cost amortization	$	27,768	$	24,988
Depreciation and amortization		30,513		21,128
Operating expenses, ground rent and general and administrative expenses		43,880		24,637
Impairments		0		8,774

Total expenses	$	102,161	$	79,527
Net loss before gain on sale of real estate	$	(12,782)	$	(14,853)
Gain on sale of real estate		25		0

Net loss	$	(12,757)	$	(14,853)

Company’s share of:
Net loss, net of excess basis depreciation of $95 and $146	$	(2,297)	$	(3,890)
Depreciation and amortization (real estate related)	$	12,332	$	9,779

The unconsolidated entities had total third party debt of $2,043,004 at March 31, 2011 that matures as follows:

2011	$	161,808
2012		382,055
2013		195,012
2014		137,987
2015		186,825
Thereafter		979,317

	$	2,043,004

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2011 and 2010.

				For the three months ended				Unpaid amounts as of
				March 31, 2011		March 31, 2010		March 31, 2011		December 31, 2010
General and administrative:
General and administrative reimbursement	(a	)	$	1,954	$	2,231	$	2,035	$	1,862
Loan servicing	(b	)	$	147	$	133	$	49	$	0
Investment advisor fee	(c	)	$	382	$	332	$	257	$	127

Total general and administrative to related parties			$	2,483	$	2,696	$	2,341	$	1,989

Property management fees	(d	)	$	7,843	$	7,074	$	46	$	100
Business manager fee	(e	)	$	10,000	$	6,000	$	10,000	$	10,000
Loan placement fees	(f	)	$	103	$	204	$	0	$	0

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of March 31, 2011 and December 31, 2010 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee. Effective May 1, 2009, the loan servicing fees were reduced to 200 dollars per month, per loan for the Company’s non-lodging properties. The Company’s lodging properties will continue to be billed at 225 dollars per month, per loan and MB REIT properties at 200 dollars per month, per loan.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)	The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company. Unpaid amounts as of March 31, 2011 and December 31, 2010 are included in advanced rent and other liabilities on the consolidated balance sheets. In addition to the fee, the property manager receives reimbursements of payroll costs for property level employees. The Company reimbursed the property manager $2,057 and $1,140 for the three months ended March 31, 2011 and 2010.

(e)	After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the three months ended March 31, 2011 and 2010, average invested assets were $11,321,686 and $10,992,902 and operating expenses, as defined, were $16,387 and $16,406 or 0.58% and 0.60%, respectively, of average invested assets. The Company incurred a business manager fee of $10,000 and $6,000 for the three months ended March 31, 2011 and 2010. The Business Manager waived the remaining fee of $18,304 and $21,482, respectively.

(f)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of March 31, 2011 and December 31, 2010, the Company had deposited $371 and $370, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IRC), Inland Western Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $2,328 and $2,350 for the three months ended March 31, 2011 and March 31, 2010, respectively.

In addition, the Company held 843,820 shares of IRC valued $8,050 as of March 31, 2011. As of March 31, 2010 the Company held 833,820 shares of IRC valued at $7,629.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

(7) Notes Receivable

The Company’s notes receivable balance was $34,025 and $54,047 as of March 31, 2011 and December 31, 2010, respectively, and consisted of installment notes from unrelated parties that mature on various dates through December 2013. The notes are secured by mortgages on vacant land and hotel properties. Interest is due each month at rates ranging from 5.85% to 9.5% per annum. For the three months ended March 31, 2011 and 2010, the Company recorded interest income from notes receivable of $1,296 and $3,225, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

On October 22, 2010, the Company entered into a restructure agreement with a borrower, Stan Thomas Properties on certain loans. In 2010, prior to foreclosure, the Company recorded its note receivable at the estimated fair value of $20,000 which resulted in an impairment of $21,377. As final settlement of the restructure, the Company received title to the underlying collateral property on March 8, 2011. The property was recorded in investment properties at its estimated fair value of $20,000.

(8) Investment in Marketable Securities

Investment in marketable securities of $274,241 and $268,726 at March 31, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held as of March 31, 2011, the Company has net accumulated other comprehensive income of $56,417, which includes gross unrealized losses of $6,868. All such gross unrealized losses on investments have been in an unrealized loss position for less than twelve months and such investments have a related fair value of $42,968 as of March 31, 2011.

Dividend income is recognized when earned. During the three months ended March 31, 2011 and 2010, dividend income of $4,204 and $3,667 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(9) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of March 31, 2011 and December 31, 2010 were $5,468,570 and $5,508,668 and had a weighted average interest rate of 5.2% and 5.1%, respectively. Mortgage premium and discount, net was a discount of $28,916 and $38,712 as of March 31, 2011 and December 31, 2010. As of March 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047.

	As of March 31, 2011	Weighted average interest rate
2011	$484,978	3.83%
2012	$705,937	3.97%
2013	$995,831	4.83%
2014	$281,328	5.59%
2015	$460,217	5.45%
Thereafter	$2,540,279	5.85%

The Company is negotiating refinancing debt maturing in 2011 with various lenders at terms that will most likely require us to pay higher interest rates and to invest additional equity in the outstanding loans. It is anticipated that the Company will be able to repay, refinance or extend the maturities and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $675,303 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2011, the Company was in compliance with all mortgage loan requirements except six loans

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

with a carrying value of approximately $98,630 and one loan for a consolidated joint venture with a carrying value of $10,135; none of which are cross collateralized with any other mortgage loans. The mortgage loans in default are not classified as current maturities, but rather by the original maturity date.

During the first quarter of 2011, the Company fully amortized the $10,368 of a mark to market mortgage discount on three properties. The recognition of the $10,368 discount was recorded as a result of the properties’ mortgage loans, totaling $63,955, being in default. If the lender takes possession of the any of the properties through a consensual transfer, we will likely recognize a gain on the forgiveness of debt comparable to the discount being recognized this period.

The Company has purchased a portion of its securities through margin accounts. As of March 31, 2011 and December 31, 2010, the Company has recorded a payable of $56,289 and $62,101, respectively, for securities purchased on margin. At March 31, 2011 and March 31, 2010, this rate was .608% and .581%. Interest expense in the amount of $85 and $68 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2011 and 2010, respectively.

(10) Derivatives

As of March 31, 2011, in connection with ten mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $405,069. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of March 31, 2011. The fair value of the Company’s swaps increased $852 during the three months ended March 31, 2011 and is reflected in other comprehensive income (loss) on the consolidated statements of operations and other comprehensive income.

The following table summarizes interest rate swap and cap contracts outstanding as of March 31, 2011 and December 31, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index			Notional Amount		Fair Value December 31, 2010		Fair Value of March 31, 2011
March 28,2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR		$	50,000	$	(312)	$	0
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR			24,425		(253)		3
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR			33,062		(1,819)		(1,579)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)			20,245		0		0
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR			16,637		(242)		(186)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR			22,000		(282)		(221)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR			34,373		(84)		(77)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR			125,000		(487)		(391)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR			29,727		(54)		(3)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR			26,527		N/A		(73)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR			23,073		N/A		(64)

					$		405,069	$	(3,533)	$	(2,591)

(1) Interest rate cap at 4.75%.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to add stability to interest expense and to manage its exposure to interest rate movements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $37 and $65 of ineffectiveness expense during the three months ended March 31, 2011 and 2010, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2011 and 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,					Three Months Ended March 31,					Three Months Ended March 31,
	2011		2010			2011		2010			2011		2010
Interest Rate Products	$852	$	334	Interest expense	$	(1,229)	$	(992)	Interest expense	$	(37)	$	(65)

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $849 and $1,274 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively, with $425 included in other income on the consolidated statements of operations and other comprehensive income at March 31, 2011. For the three months ended March 31, 2010, $205 of income was included in other income on the consolidated statements of operations and other comprehensive income.

(11) Fair Value Measurements

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

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2011
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)		Using Significant Other Observable Inputs (Level 2)		Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$274,241	$	0	$	0

Total assets	$274,241	$	0	$	0

Put/call agreement in MB REIT	$0	$	0	$	(849)
Derivative interest rate instruments	0		(2,591)		0

Total liabilities	$0	$	(2,591)	$	(849)

	Fair Value Measurements at December 31, 2010
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)		Using Significant Other Observable Inputs (Level 2)		Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$253,838	$	0	$	0
Commercial mortgage backed securities	0		0		14,888

Total assets	$253,838	$	0	$	14,888

Put/call agreement in MB REIT	$0	$	0	$	(1,274)
Derivative interest rate instruments	0		(3,533)		0

Total liabilities	$0	$	(3,533)	$	(1,274)

Level 1

At March 31, 2011 and December 31, 2010, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

Level 2

To calculate the fair value of the derivative contracts, the Company primarily uses quoted prices for similar contracts. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

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

Level 3

The following table summarizes activity for the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2011:

	Level 3 Assets		Level 3 Liabilities
Balance, December 31, 2010	$14,888	$	(1,274)
Purchases	0		0
Sales	(16,363)		0
Realized gains	1,475		425
Unrealized gains	0		0

Balance, March 31, 2011	$0	$	849

The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis The Company recognized certain non-cash impairment charges to write the investments to their fair values in the period ended March 31, 2011 and 2010. The asset groups that were impaired to fair value through this evaluation are:

	As of March 31, 2011				As of March 31, 2010
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Gain (Losses)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Gain (Losses)
Investment properties	$67,250	$	(27,967)	$	7,250	$	(945)

Total	$67,250	$	(27,967)	$	7,250	$	(945)

Investment Properties

The Company’s estimated fair value relating to the investment properties’ impairment analysis is based on a comparison of letters of intent, broker opinion of value and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. As of March 31, 2011 and March 31, 2010, the impairment of the investment properties was $27,967 and $945, respectively. Certain properties were impaired prior to disposition and the related impairment charge of $0 and $945 is included in discontinued operations for the three months ended March 31, 2011 and March 31, 2010, respectively.

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of March 31, 2011 and December 31, 2010.

	March 31, 2011				December 31, 2010
	Carrying Value		Estimated Fair Value		Carrying Value		Estimated Fair Value
Mortgage and notes payable	$5,468,570	$	5,371,131	$	5,508,668	$	5,408,898
Margins payable	$56,289	$	56,289	$	62,101	$	62,101
Notes receivable	$34,025	$	32,531	$	54,047	$	52,193

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

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

(12) Income Taxes

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

In 2007, the Company formed wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing. Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, the Company’s taxable REIT subsidiaries are required to pay income taxes at the applicable rates. In addition, the Company is also subject to certain state and local taxes. For the three months ended March 31, 2011 and 2010, an income tax benefit of $595 and $173 was included on the consolidated statements of operations and other comprehensive income.

(13) Segment Reporting

The Company has five business segments: Office, Retail, Industrial, Lodging and Multi-family. The Company evaluates segment performance primarily based on net property operations. Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

Prior to October 1, 2010, the Company considered the net property operations of the LIP-H assets, which consisted of eight operating office and retail properties, a segment. Due to the settlement and consolidation of the remaining Lauth assets and the disposition of four of eight LIP-H assets, the Company no longer evaluates the net property operations of these assets as a segment. For the three months ended March 31, 2011, the assets of the LIP-H segment were classified into the appropriate segment as identified above. The Company has restated the prior years’ comparatives to conform with current year presentation.

For the period ended March 31, 2011, approximately 8% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc. Also, as of March 31, 2011, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2011.

	Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$159,461	$	38,578	$	76,354	$	21,387	$	0	$	23,142
Straight-line rents	3,453		1,336		1,031		989		0		97
Amortization of acquired above and below market leases, net	598		(257)		924		(69)		0		0

Total rental income	$163,512	$	39,657	$	78,309	$	22,307	$	0	$	23,239

Tenant recovery income	24,964		7,016		16,956		855		0		137
Other property income	4,931		1,059		1,825		22		0		2,025
Lodging income	132,986		0		0		0		132,986		0

Total income	$326,393	$	47,732	$	97,090	$	23,184	$	132,986	$	25,401

Operating expenses	$(149,136)	$	(12,549)	$	(27,650)	$	(2,326)	$	(94,278)	$	(12,333)

Net property operations	$177,257	$	35,183	$	69,440	$	20,858	$	38,708	$	13,068

Non allocated expenses (a)	$(126,070)
Other income and expenses (b)	$(73,326)
Equity in earnings (loss) of unconsolidated entities	$(2,297)
Provision for asset impairment	$(27,967)

Net loss from continuing operations	$(52,403)
Net income attributable to noncontrolling interests	$(2,224)

Net loss attributable to Company	$(54,627)

Balance Sheet Data:
Real estate assets, net	$9,628,256	$	1,710,139	$	3,763,270	$	951,998	$	2,408,993	$	793,856
Non-segmented assets	1,608,408

Total Assets	$11,236,664

Capital expenditures	$14,460	$	710	$	3,021	$	25	$	10,081	$	623

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax benefit.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2010

	Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$141,530	$	37,582	$	64,523	$	20,443	$	0	$	18,982
Straight-line rents	5,034		1,613		1,559		1,819		0		43
Amortization of acquired above and below market leases, net	(99)		(164)		1,360		(1,295)		0		0

Total rental income	$146,465	$	39,031	$	67,442	$	20,967	$	0	$	19,025

Tenant recovery income	23,378		8,325		14,316		662		0		75
Other property income	4,587		2,202		998		10		0		1,377
Lodging income	108,920		0		0		0		108,920		0

Total income	$283,350	$	49,558	$	82,756	$	21,639	$	108,920	$	20,477

Operating expenses	$(126,565)	$	(13,360)	$	(21,329)	$	(2,292)	$	(78,851)	$	(10,733)

Net property operations	$156,785	$	36,198	$	61,427	$	19,347	$	30,069	$	9,744

Non allocated expenses (a)	$(122,547)
Other income and expenses (b)	$(55,547)
Equity in earnings (loss) of unconsolidated entities	$(3,890)

Net loss from continuing operations	$(25,199)
Loss from discontinued operations, net	$(1,898)
Net income attributable to noncontrolling interests	$(2,242)

Net loss attributable to Company	$(29,339)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax benefit.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

(14) Earnings (loss) per Share

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

The basic and diluted weighted average number of common shares outstanding was 849,843,349 and 826,716,592 for the three months ended March 31, 2011 and 2010.

(15) Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a limited obligation period to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $30,153 in the future as vacant space covered by earnout agreements is occupied and becomes rent producing.

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

The Company expects Minto Holdings to exercise its put option in the second quarter of 2011, which requires the Company purchase the series A preferred stock and common stock for an estimated price of $293,000.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial statements

(Dollar amounts in thousands, except data amounts)

March 31, 2011

(unaudited)

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of March 31, 2011, the Company has funded $48,666 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of March 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-3628. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2011. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners or borrowers subject under our notes receivable, including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three months ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable cash flow from our operations to fund distributions to our stockholders. To achieve these objectives, we selectively acquire and actively manage, through affiliates of our business manager, investments in non-lodging commercial real estate. Our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the three months ended March 31, 2011 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, non-lodging utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Funds from Operations (“FFO”), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”).
•	Economic and physical occupancy and rental rates.
•	Leasing activity and lease rollover.
•	Managing operating expenses.
•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.
•	Debt maturities and leverage ratios.
•	Liquidity levels.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2011 and 2010. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 938 of our investment properties satisfied the criteria of being owned for the entire three month period ended March 31, 2011 and 2010, respectively, and are referred to herein as “same store” properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to isolate the effects of our new acquisitions on net income. Unless otherwise noted, all dollar amounts are stated in thousands (except share data, rent per square foot, revenue per available room and average daily rate).

Comparison of the three months ended March 31, 2011 and March 31, 2010

		Three months ended March 31, 2011		Three months ended March 31, 2010
Net loss applicable to the Company	$	(54,627)	$	(29,339)

Net loss per share		(0.06)		(0.04)

Net loss increased from $(29,339) or $(0.04) per share for the three months ended March 31, 2010 to $(54,627) or $(0.06) for the three months ended March 31, 2011. The primary reason for the difference was the provision for asset impairment of $27,967 in 2011 compared to $945 reflected in discontinued operation for the three months ended March 31, 2010.

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

Below is a summary of sources of revenue for the three months ended March 31, 2011 and 2010.

		Three months ended March 31, 2011		Three months ended March 31, 2010		2011 increase (decrease) from 2010
Property rentals	$	159,461	$	141,530	$	17,931
Straight-line rents		3,453		5,034		(1,581)
Amortization of acquired above and below market leases, net		598		(99)		697

Total rental income	$	163,512	$	146,465	$	17,047
Tenant recovery income		24,964		23,378		1,586
Other property income		4,931		4,587		344
Lodging income		132,986		108,920		24,066

Total income	$	326,393	$	283,350	$	43,043

Total income increased $43,043 for the three months ended March 31, 2011 over the same period of the prior year. The increase in property revenues in 2011 was due primarily to acquisitions made in 2010 and 2011 and an increase in lodging revenue. Our overall revenue and occupancy have been stable across the segments with the exception of lodging and multi-family segments, which had much improved operating performance as compared to the first quarter of 2010.

Property Operating Expenses and Real Estate Taxes. Property operating expenses for properties other than lodging consist of property management fees paid to property managers and operating expenses, including costs of owning and maintaining investment properties, real estate taxes, insurance, utilities, maintenance to the exterior of the buildings and the parking lots. Lodging operating expenses include the payroll, utilities, management fees paid to our third party operators, insurance, marketing, and other expenses required to maintain and operate our lodging facilities.

		Three months ended March 31, 2011		Three months ended March 31, 2010		2011 increase (decrease) from 2010
Property operating expenses	$	35,252	$	30,776	$	4,476
Lodging operating expenses		87,539		71,703		15,836
Real estate taxes		26,345		24,086		2,259

Total property expenses	$	149,136	$	126,565	$	22,571

Total operating expenses increased $22,571 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due primarily to effect of the properties acquired in 2010 and 2011. Lodging operating expenses increased due to increases in occupancy across the lodging segment.

Interest and Dividend Income and Realized Gain (Loss) on Securities. Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

		Three months ended March 31, 2011		Three months ended March 31, 2010		2011 increase (decrease) from 2010
Interest income	$	1,434	$	3,755	$	(2,321)
Dividend income		4,204		3,667		537

Total	$	5,638	$	7,422	$	(1,784)

Interest income was $1,434 and $3,755 for the three months ended March 31, 2011 and 2010, respectively. Interest income is earned on our cash balances and notes receivable. The decrease in interest income primarily resulted from the conversion of notes receivable to unconsolidated joint ventures and investment properties.

Dividend income, earned from our investment marketable securities, was $4,204 and $3,667 for the three months ended March 31, 2011 and 2010, respectively.

Other Operating Expenses

Other operating expenses are summarized as follows:

		Three months ended March 31, 2011		Three months ended March 31, 2010		2011 increase (decrease) from 2010
Depreciation and amortization	$	109,456	$	105,304	$	4,152
Interest expense		83,908		67,082		16,826
General and administrative (1)		6,614		11,243		(4,629)
Business manager management fee		10,000		6,000		4,000

	$	209,978	$	189,629	$	20,349

(1)	Includes expenses paid to affiliates of our sponsor as described below.

Depreciation and amortization. The $4,152 increase in depreciation and amortization expense for the three months ended March 31, 2011 relative to the three months ended March 31, 2010 was due substantially to the impact of the properties acquired in 2010 and the first quarter of 2011.

Interest expense. A summary of interest expense for the three months ended March 31, 2011 and 2010 appears below:

		Three months ended March 31, 2011		Three months ended March 31, 2010		2011 increase (decrease) from 2010
Debt Type:
Mortgages, margin and other interest expense	$	71,295	$	63,920	$	7,375
Amortization of mortgage discounts/premiums and loan fees		12,613		3,162		9,451

Total	$	83,908	$	67,082	$	16,826

Interest expense increased by $16,826 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to mortgage loans that were placed upon property acquisition as well as a $10,368 amortization of a mark to market mortgage discount. The recognition of the $10,368 discount was recorded as a result of the three properties’ mortgage loans, totaling $63,955, being in default. If the lender takes possession of the any of the properties through a consensual transfer, we will mostly likely recognize a gain on the forgiveness of debt comparable to the discount being recognized this period.

Our weighted average interest rate was 5.2% and 5.1% as of March 31, 2011 and 2010, respectively. Because we have variable rate debt, we have experienced a lower overall weighted average interest rate due to a historically low London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $6,614 for the three months ended March 31, 2011 and $11,243 for the three months ended March 31, 2010. The decrease is due primarily to a decrease in legal and consulting costs compared to 2010. Acquisition and dead deal costs were $227 and $837 for the three months ended March 31, 2011 and 2010, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee of $10,000 for the three months ended March 31, 2011 or .09% of average invested assets, waiving the remaining $18,304 for the three months ended March 31, 2011. We incurred a business management fee of $6,000 or .05% of average invested assets and waived the remaining $21,482 for the three months ended March 31, 2010. We paid investment advisory fees of approximately $382 and $332 for the three months ended March 31, 2011 and 2010, respectively.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. (“MB REIT”) and various consolidated joint ventures.

Equity in Loss of Unconsolidated Entities. For the first three months of 2011, we have equity in of loss of unconsolidated entities of $2,297. This is a decrease of $1,593 compared to the March 31, 2010 equity in losses of unconsolidated entities of $3,890.

Provision for Asset Impairment. For the three months ended March 31, 2011, we recorded a provision for asset impairment of $27,967 to reduce the book value of six hotel properties and two retail properties to their respective fair values. For the three months ended March 31, 2010, a provision for asset impairment of $945 was recorded to reflect two hotel properties at their respective fair values; this amount is reflected in discontinued operations.

Discontinued Operations. For three months ended March 31, 2011, we did not dispose of any investment properties; therefore, we did not record income or loss from discontinued operations. For the three months ended March 31, 2010, we incurred a net loss of $1,898 on the disposed properties, which is reflected in discontinued operations.

Segment Reporting

An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2011 and 2010.

Retail Segment

		Total Retail Properties
		As of March 31,
		2011		2010
Retail Properties
Physical occupancy		92%		91%
Economic occupancy		93%		92%
Base rent per square foot	$	15.11	$	14.90
Gross investment in properties	$	4,219,442	$	3,981,143

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	280	812,610	12,989	3.99%	4.00%	$15.98
2012	471	2,085,279	37,189	10.23%	11.46%	$17.83
2013	332	1,258,685	20,704	6.17%	6.38%	$16.45
2014	281	1,867,078	26,623	9.16%	8.20%	$14.26
2015	332	2,454,524	30,909	12.04%	9.52%	$12.59
Thereafter	1,136	11,907,665	196,090	58.41%	60.44%	$16.47

	2,832	20,385,841	324,504	100.0%	100.0%	$15.92

Our retail business is not highly dependent on specific retailers or specific retail industries, which we believe shields the portfolio from significant revenue variances over time. The occupancy rates above are as of March 31, 2011 and 2010 and they do not represent the average rate during that period.

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

Our retail tenants largely consist of necessity-based retailers such as grocery, pharmacy, moderate-fashion shoes and clothing, and services. We have limited exposure to retail categories such as books/music/video, big-box electronics, fast-food restaurants, new-concept, and other goods-providers, which we believe are being negatively impacted the greatest by the internet or existing economic conditions.

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

Comparison of Three Months Ended March 31, 2011 to 2010

The table below represents operating information for the retail segment of 736 and 731 properties as of March 31, 2011 and 2010 and for the same store portfolio consisting of 714 properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire three months ended March 31, 2011 and March 31, 2010.

		Total Retail Segment						Same Store Retail Segment
		2011		2010		Increase/ (Decrease)		2011		2010		Increase/ (Decrease)
Revenues:
Rental income	$	78,309		67,442		10,867	$	63,733	$	64,436	$	(703)
Tenant recovery income		16,956		14,316		2,640		13,194		13,528		(334)
Other property income		1,825		998		827		1,450		989		461

Total revenues	$	97,090		82,756		14,334	$	78,377	$	78,953	$	(576)

Expenses:
Property operating expenses	$	16,133		12,340		3,793	$	12,122	$	11,710	$	412
Real estate taxes		11,517		8,989		2,528		7,942		8,565		(623)

Total operating expenses	$	27,650		21,329		6,321	$	20,064	$	20,275	$	(211)

Net operating income	$	69,440	$	61,427	$	8,013	$	58,313	$	58,678	$	(365)

Average economic occupancy for the period		93%		93%		0%		93%		93%		0%

Retail properties rental revenues increased from $82,756 in the three months ended 2010 to $97,090 in the three months ended March 31, 2011 due to the acquisition of twenty-five retail properties in 2010. Retail properties operating expenses and real estate taxes also increased from $21,329 in 2010 to $27,650 in 2011 as a result of these acquisitions. The same store net operating income decreased from $58,678 to $58,313 for the three months ended March 31, 2011 and 2010 which is an approximate decrease of 0.6%. The stability of the same store retail segment performance is due to constant occupancy of 93% and comparable releasing.

Lodging Segment

		Total Lodging Properties
		As of March 31,
		2011		2010
Lodging Properties
Revenue per available room	$	79	$	73
Average daily rate	$	118	$	111
Occupancy		67%		66%
Gross investment in properties	$	2,891,924	$	2,638,815

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

Revenue per Available Room is predicted to increase 5%-8% in 2011 as compared to 2010. We believe revenues will continue to increase steadily as long as the Gross Domestic Product (“GDP”) continues to grow. For 2011, we believe that our revenue per available room should be consistent with the overall industry trends. Our third party managers and asset management are focusing on increasing average daily rates, maintaining and growing occupancy while controlling operating costs to improve cash flow to the owner.

Comparison of Three Months Ended March 31, 2011 to March 31, 2010

The table below represents operating information for the lodging segment of 100 and 93 properties as of March 31, 2011 and 2010 and for the same store portfolio consisting of 93 properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire three months ended March 31, 2011 and March 31, 2010.

		Total Lodging Segment						Same Store Lodging Segment
		2011		2010		Increase/ (Decrease)		2011		2010		Increase/ (Decrease)
Revenues:
Lodging income	$	132,986	$	108,920	$	24,066	$	119,939	$	108,920	$	11,019

Total revenues	$	132,986	$	108,920	$	24,066	$	119,939	$	108,920	$	11,019

Expenses:
Lodging operating expenses	$	87,539	$	71,703	$	15,836	$	78,553	$	71,703	$	6,850
Real estate taxes		6,739		7,148		(409)		6,138		7,148		(1,010)

Total operating expenses	$	94,278	$	78,851	$	15,427	$	84,691	$	78,851	$	5,840

Net operating income	$	38,708	$	30,069	$	8,639	$	35,248	$	30,069	$	5,179

The lodging income increase of $24,066 is due primarily to the increase in revenue per available room (Rev/Par) which was driven from Average Daily Rate gains of $118 compared to $111. We continue to obtain reductions in real estate taxes as reflected in the $408 decrease from 2010 to 2011 in the segment portfolio and the $1,010 decrease in the same store portfolio. On a same store basis, the lodging segment’s net operating income reflects a increase from $30,069 to $35,248 or 17.2%, which is attributable to the increase in same store occupancy from 66% to 68% and ADR from $111 to $116 for the three months ended March 31, 2011 and 2010, respectively.

Office Segment

		Total Office Properties
		As of March 31,
		2011		2010
Office Properties
Physical occupancy		94%		95%
Economic occupancy		94%		95%
Base rent per square foot	$	15.59	$	15.27
Gross investment in properties	$	2,023,611	$	1,978,530

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	25	133,137	3,642	1.34%	2.16%	$27.35
2012	22	349,776	6,338	3.53%	3.76%	$18.12
2013	32	661,418	13,298	6.67%	7.90%	$20.10
2014	52	350,290	6,736	3.53%	4.00%	$19.23
2015	41	392,439	7,732	3.96%	4.59%	$19.70
Thereafter	105	8,032,044	130,605	80.97%	77.59%	$16.26

	277	9,919,104	168,351	100.0%	100.0%	$16.97

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

Our office properties continue to experience consistent occupancy rates and stable rental rates for more recent acquisitions. For example, in the Minneapolis, Minnesota and Dulles, Virginia office markets, where a majority of our multi-tenant office properties are located, our high occupancy rate is consistent with the strength of the market. These rates are as of the end of the period and do not represent the average rate during the year ended March 31, 2011 and 2010.

Comparison of Three Months Ended March 31, 2011 to March 31, 2010

The table below represents operating information for the office segment of 47 and 43 properties as of March 31, 2011 and 2010 and for the same store portfolio consisting of 43 properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the three months ended March 31, 2011 and March 31, 2010.

		Total Office Segment						Same Store Office Segment
		2011		2010		Increase/ (Decrease)		2011		2010		Increase/ (Decrease)
Revenues:
Rental income	$	39,657		39,031		626	$	38,693	$	39,113	$	(420)
Tenant recovery income		7,016		8,325		(1,309)		6,695		8,325		(1,630)
Other property income		1,059		2,202		(1,143)		1,058		2,202		(1,144)

Total revenues	$	47,732		49,558		(1,826)	$	46,446	$	49,640	$	(3,194)

Expenses:
Property operating expenses	$	8,840		9,213		(373)	$	8,339	$	9,297	$	(958)
Real estate taxes		3,709		4,147		(438)		3,483		4,147		(664)

Total operating expenses	$	12,549		13,360		(811)	$	11,822	$	13,444	$	(1,622)

Net operating income	$	35,183	$	36,198	$	(1,015)	$	34,624	$	36,196	$	(1,572)

Average economic occupancy for the period		94%		96%		(2%)		94%		95%		(1%)

Office properties real estate rental revenues decreased from $49,558 in 2010 to $47,733 in 2011 for the segment portfolio and from $49,640 in 2010 to $46,446 in 2011 for the same store portfolio. These decreases are the result of a reduction in operating expenses and real estate taxes from 2010 to 2011, which reduced tenant recovery income. On a same store basis, other property income of $2,202 for the three months ended March 31, 2010 reflects one-time service income as compared to $1,058 for the three months ended March 31, 2011.

Industrial Segment

		Total Industrial Properties
		As of March 31,
		2011		2010
Industrial Properties
Physical occupancy		91%		93%
Economic occupancy		92%		95%
Base rent per square foot	$	5.74	$	5.79
Gross investments in properties	$	1,094,360	$	1,074,115

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	14	1,208,539	3,573	8.01%	3.68%	$2.96
2012	9	855,538	3,514	5.67%	3.62%	$4.11
2013	10	1,381,725	7,771	9.15%	8.01%	$5.62
2014	1	23,218	433	0.15%	0.45%	$18.63
2015	5	688,373	2,975	4.56%	3.07%	$4.32
Thereafter	44	10,939,230	78,747	72.46%	81.17%	$7.20

	83	15,096,623	97,013	100.0%	100.0%	$6.43

Our industrial properties are located in what we believe are active and sought-after industrial markets, including the Memphis, Tennessee airport market and the O’Hare Airport market of Chicago, Illinois, commonly one of the largest industrial markets in the world. The specialty distribution centers are comprised of refrigeration or air conditioned buildings in various locations across the country. The charter schools and correctional facilities consist of nine properties under long-term triple net leases.

Comparison of Three Months Ended March 31, 2011 to March 31, 2010

The table below represents operating information for the industrial segment of 73 and 72 properties as of March 31, 2011 and 2010 and for the same store portfolio consisting of 65 properties acquired prior to January 1, 2010.

			Total Industrial Segment						Same Store Industrial Segment
			2011		2010		Increase/ (Decrease)		2011		2010		Increase/ (Decrease)
Revenues:
Rental income	$		22,307		20,967		1,340	$	20,749	$	20,182	$	567
Tenant recovery income			855		662		193		855		662		193
Other property income			22		10		12		10		10		0

Total revenues		$	23,184		21,639		1,545	$	21,614	$	20,854	$	760

Expenses:
Property operating expenses	$		1,460		1,534		(74)	$	1,290	$	1,520	$	(230)
Real estate taxes			866		758		108		830		758		72

Total operating expenses		$	2,326		2,292		34	$	2,120	$	2,278	$	(158)

Net operating income	$		20,858	$	19,347	$	1,511	$	19,494	$	18,576	$	918

Average economic occupancy for the period			93%		95%		(2%)		95%		95%		0%

Industrial properties real estate revenues increased from $21,639 for the three months ended March 31, 2010 to $23,184 for the three months ended March 31, 2011 mainly due to the acquisition of charter school properties in the first quarter of 2010. Our overall increase in net operating income for the industrial same store comparison reflects stable rental income coupled with lower operating expenses.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are lower than the other segments.

Multi-family Segment

	Total Multi-family Properties
	As of March 31,
	2011		2010
Multi-Family Properties
Economic occupancy	91%		86%
End of month scheduled base rent per unit per month	$877	$	878
Gross investment in properties	$898,784	$	782,142

Our portfolio contains 27 multi-family properties, each reporting stable rental rate levels. These rates are as of the end of the period and do not represent the average rate during the three months ended March 31, 2011 and 2010.

Comparison of Three Months Ended March 31, 2011 to March 31, 2010

The table below represents operating information for the multi-family segment of 27 and 24 properties as of March 31, 2011 and 2010 and for the same store portfolio consisting of 23 properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire three months ended March 31, 2011 and March 31, 2010.

	Total Multi-Family Segment						Same Store Multi-Family Segment
		2011		2010		Increase/ (Decrease)		2011		2010		Increase/ (Decrease)
Revenues:
Rental income	$	23,239		19,025		4,214	$	19,164	$	17,500	$	1,664
Tenant property income		137		75		62		116		75		41
Other property income		2,025		1,377		648		1,669		1,283		386

Total revenues	$	25,401		20,477		4,924	$	20,949	$	18,858	$	2,091

Expenses:
Property operating expenses	$	8,819		7,689		1,130	$	7,698	$	7,326	$	372
Real estate taxes		3,514		3,044		470		2,557		2,392		165

Total operating expenses	$	12,333		10,733		1,600	$	10,255	$	9,718	$	537

Net operating income	$	13,068	$	9,744	$	3,324	$	10,694	$	9,140	$	1,554

Average economic occupancy for the period		91%		86%		5%		93%		86%		7%

Multi-family real estate rental revenues increased from $19,025 for the three months ended March 31, 2010 to $23,239 for the three months ended March 31, 2011. The increases are mainly due to the acquisition of two properties since March 31, 2010 as well as a 5% occupancy increase. The same store revenues increase is primarily due to the 7% increase in occupancy.

Liquidity and Capital Resources

We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority for all companies. At this juncture we believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

Our objectives are to invest in real estate assets that produce what we believe are attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.

For 2011, we believe that our acquisitions will be fewer than prior years.

Our principal demands for funds are:

•	to pay our expenses and the operating expenses of our properties;

•	to pay distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties; and

•	to fund development investments.

Generally, our cash needs are funded from:

•	income earned on our investment properties;

•	interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	issuance of shares under our distribution reinvestment plan.

Acquisitions and Investments

We completed approximately $67 million and $573 million of real estate acquisitions in the three months ended March 31, 2011 and 2010, respectively. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the distribution reinvestment plan.

Investments in Consolidated Developments

We have development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family segments. In addition, we have purchased land and incurred pre-development costs of $89.1 million for an additional four multi-family projects.

Although the economy, in general, has started to recover, our retail developments could experience longer lease-up timelines and future leasing could be at leasing rates less than originally underwritten, which will impact the returns that we realize in these investments

The properties under development and all amounts set forth below are as of March 31, 2011. (Dollar amounts stated in thousands)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($)	Note Payable as of March 31, 2011 ($)	Estimated Placed in Service Date (b) (c)
Woodbridge	Wylie, TX	Retail	519,745	35,673	71,638	0	14,243	(d)
Stone Creek	San Marcos, TX	Retail	469,741	47,454	68,836	0	10,135	(d)
UCF Housing	Orlando, FL	Multi-family	385,052	26,136	67,158	0	5,628	Q2 – Q3 2012
			1,374,538	109,263	207,632	0	30,006

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(c)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(d)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The Stone Creek and Woodbridge developments are pre-leased at 63% and 46% as of March 31, 2011. The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

As part of the restructuring and foreclosure of the Stan Thomas properties note, we began overseeing the infrastructure activities to further the development of the Sacramento Railyards. The Railyards project is a collaborative planning effort of various federal, state and local municipalities to develop an approximate 240 acre site north of Sacramento’s central business district. The current book value is $107.9 million as of March 31, 2011. The project is scheduled to be completed in phases, beginning in 2012-2030.

Notes Receivable

Our notes receivable balance was $34.0 million and $54.0 million as of March 31, 2011 and December 31, 2010, respectively, and consisted of installment notes due from unrelated parties that mature on various dates through December 2013. For the three months ended March 31, 2011 and 2010, we recorded interest income from notes receivable of $1.3 million and $3.2 million, respectively, which is included in the interest and dividend income on the consolidated statements of operations and other comprehensive income.

On October 22, 2010, we entered into a restructure agreement with a borrower, Stan Thomas Properties on certain loans. As final settlement of the restructure, we received title to the underlying collateral property on March 8, 2011. The property was recorded in investment properties at its estimated fair value of $20 million.

Distributions

We declared monthly cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2010 to March 31, 2011 totaling $106.3 million or $.50 per share on an annualized basis. These cash distributions were paid with $77.3 million from our cash flow from operations, $9.5 million provided by distributions from unconsolidated entities and excess coverage from prior years. Our average dividend reinvestment program participation was 47% for the three months ended March 31, 2011 compared to 52% for the three months ended March 31, 2010.

The following chart presents a historical view of our distribution coverage.

	Q1 2011	2010	2009	2008	2007	2006
Cash flow provided by operations	$77,302	356,660	369,031	384,365	263,420	65,883
Distribution from unconsolidated entities	$9,540	31,737	32,081	41,704	0	0
Gain on sales of properties	$0	55,412	0	0	0	0
Distributions declared	$(106,320)	(417,885)	(405,337)	(418,694)	(242,606)	(41,178)

Excess (deficiency)	$(19,478)	25,924	(4,225)	7,375	20,814	24,705

	Q1 2011	Q1 2010
Cash flow provided by operations	$77,302	60,642
Distributions from unconsolidated entities	$9,540	7,583
Distributions declared	$(106,320)	(103,426)

Excess (deficiency)	$(19,478)	(35,201)

Our cash flow from operations in the first quarter is typically our lowest of the year as a result of the seasonality in our lodging portfolio and a large portion of real estate taxes that are paid in the first quarter. We expect our cash flow from operations to increase during the remainder of the year consistent with historical trends.

Financing Activities and Contractual Obligations

Stock Offering

Our initial offering of shares of common stock terminated as of the close of business on July 31, 2007. We had sold a total of 469,598,762 shares in the primary offering and 9,720,991 shares pursuant to the offering of shares through the distribution reinvestment plan. A follow-on registration statement for an offering of up to 500,000,000 shares of common stock at $10.00 each and up to 40,000,000 shares at $9.50 each pursuant to our distribution reinvestment plan was declared effective by the SEC on August 1, 2007 and terminated on April 6, 2009. Our total offering costs for both our initial and follow on-offering were approximately $828 million. On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan. As of March 31, 2011, we sold a total of 320,636,231 shares in the follow-on offering. As of March 31, 2011, we sold 85,204,505 shares pursuant to the offering of shares through the distribution reinvestment plan.

Share Repurchase Program

As of December 31, 2009, we had repurchased 32,527,130 shares for $304 million under the share repurchase program. Our board of directors voted to suspend the share repurchase program until further notice, effective March 30, 2009. We did not repurchase any shares in 2010.

Effective April 11, 2011, we will begin accepting share repurchase requests due to the death of any beneficial owner of shares, with checks distributed by the end of the calendar quarter. There is $5 million available each quarter to repurchase shares at a price per share of $7.23, which is equal to 90% of the most recently disclosed estimated per share value of $8.03. Additionally in accordance with the plan, the aggregate number of shares repurchased is limited to 5.0% of the total number of issued and outstanding shares during any consecutive 12 calendar month period. For the three months ended March 31, 2011, we did not repurchase any shares.

Borrowings

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2011 (dollar amounts are stated in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$93,004	132,625	547,104	234,372	334,965	2,457,036	3,799,106
Variable rate debt (mortgage loans)	$391,974	573,312	448,727	46,956	125,252	83,243	1,669,464

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.06%	5.49%	5.71%	5.61%	5.52%	5.89%	5.78%
Variable rate debt (mortgage loans)	3.54%	3.62%	3.77%	5.51%	5.20%	4.68%	3.87%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $28.9 million, net of accumulated amortization, is outstanding as of March 31, 2011.

We have nine interest rate swap agreements that have converted $405.1 million or 24% of our variable rate mortgage loans from variable to fixed rates. The pay rates range from 0.63% to 4.45% with maturity dates from April 1, 2011 to April, 2013.

As of March 31, 2011, we had approximately $485.0 million and $705.9 million in mortgage debt maturing in 2011 and 2012, respectively. We are currently negotiating refinancing on certain debt with various lenders at terms that will most likely require us to pay higher interest rates and to invest additional equity in the outstanding loans. We currently anticipate that we will be able to repay or refinance our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

		Three months ended March 31
		2011		2010
		(In thousands)
Cash provided by operating activities	$	77,302	$	60,642
Cash used in investing activities		(75,130)		(252,780)
Cash used in financing activities		(119,505)		(4,602)

Decrease in cash and cash equivalents		(117,333)		(196,740)
Cash and cash equivalents, at beginning of period		267,707		500,491

Cash and cash equivalents, at end of period	$	150,374	$	303,751

Cash provided by operating activities was $77.3 million and $60.6 million for the three months ended March 31, 2011 and 2010, respectively, and was generated primarily from operating income from property operations and interest and dividends.

Cash used in investing activities was $75.1 million and $252.8 million for three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, cash was used primarily for purchases of investment properties. We used significantly less cash in our investing activities during the three months ended March 31, 2011 than the three months ended March 31, 2010 due to the decrease in acquisitions.

Cash used in financing activities was $119.5 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, we generated proceeds from the distribution reinvestment program of shares of approximately $50.0 million and $53.9 million. We paid down approximately $5.8 million and generated approximately $37.3 million by borrowing against our portfolio of marketable securities for the three months ended March 31, 2011 and 2010, respectively. We generated approximately $56.2 million from borrowings secured by mortgages on our properties for the three months ended March 31, 2011. During the three months ended March 31, 2010, we generated approximately $83.6 million from borrowings secured by mortgages on our properties. During the three months ended March 31, 2011 and 2010, we paid approximately $106.0 and $103.2, respectively, in distributions to our common stockholders. We also paid off mortgage debt in the amount of $100.6 million and $70.0 million for the three months ended March 31, 2011 and 2010.

Contractual Obligations

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

We expect Minto Holdings to exercise its put option in the second quarter of 2011, which requires us to purchase the series A preferred stock and common stock for an estimated price of $293 million. We anticipate the sources of the cash payment to be provided by one or a combination of the following: proceeds from financings, proceeds from property dispositions and proceeds from the distribution reinvestment program.

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of March 31, 2011, we would be obligated to pay as much as $30.1 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing. The information in the above table does not reflect these contractual obligations.

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

Joint Venture	Ownership %		Investment at March 31, 2011
Net Lease Strategic Asset Fund L.P.	85%	$	156,901
Cobalt Industrial REIT II	36%		121,993
D.R. Stephens Institutional Fund, LLC	90%		57,092
NRF Healthcare, LLC.	(a )		84,968
Centro/IA JV, LLC	(a )		117,830
Other Unconsolidated Joint Ventures	Various		18,740

		$	557,524

(a)	We have preferred membership interest and are entitled to a 10.5% and 11% preferred dividend in NRF Healthcare, LLC and Centro/IA JV, LLC, respectively.

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

		As of March 31, 2011	As of December 31, 2010

Total assets	$	11,236,664	11,391,502

Mortgages, notes and margins payable		5,495,944	5,532,057

		For the three months ended March 31,
		2011	2010

Total income	$	326,393	283,350

Total interest and dividend income	$	5,638	7,422

Net loss attributable to Company	$	(54,627)	(29,339)

Net loss per common share, basic and diluted (a)	$	(.06)	(.04)

Distributions declared to common stockholders	$	106,320	103,426

Distributions declared per weighted average common share (a)	$	.12	.12

Funds From Operations (a)(b)	$	66,429	88,720

Cash flows provided by operating activities	$	77,302	60,642

Cash flows used in investing activities	$	(75,130)	(252,780)

Cash flows used in financing activities	$	(119,505)	(4,602)

Weighted average number of common shares outstanding, basic and diluted		849,843,349	826,716,592

(a)	The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder’s shares, only to the extent of a shareholder’s basis. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)	One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations, or “FFO” for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our property performance to our investment objectives. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs. FFO is calculated as follows (in thousands):

			For the three months ended March 31,
			2011	2010

	Net loss applicable to common shares	$	(54,627)	(29,339)
Add:	Depreciation and amortization:
	Related to investment properties		109,343	108,942
	Related to investment in unconsolidated entities		12,332	9,779
Less:	Noncontrolling interests’ share:
	Depreciation and amortization related to investment properties		619	662

	Funds from operations	$	66,429	88,720

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income or significant non-cash items that impact our cash flow provided by operation activities from the periods presented:

		For the three months ended March 31,
		2011		2010

Provision for asset impairment	$	27,967	$	0
Provision for asset impairment included in discontinued operations	$	0	$	945
Straight-line rent income	$	(3,453)	$	(5,034)
Amount of above/below market leases	$	(598)	$	100
Amortization of mark to market debt discounts	$	9,797	$	793
Acquisition and transaction costs	$	227	$	837

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $17.0 million. If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $17.0 million.

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

		2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$	93,004	132,625	547,104	234,372	334,965	2,457,036	3,799,106
Variable rate debt (mortgage loans)	$	391,974	573,312	448,727	46,956	125,252	83,243	1,669,464

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)		5.06%	5.49%	5.71%	5.61%	5.52%	5.89%	5.78%
Variable rate debt (mortgage loans)		3.54%	3.62%	3.77%	5.51%	5.20%	4.68%	3.87%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $28.9 million, net of accumulated amortization, is outstanding as of March 31, 2011.

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

For the three months ended March 31, 2011 and 2010, there were no other than temporary impairments recognized. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be during 2011.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of March 31, 2011. (dollar amounts stated in thousands)

		Cost		Fair Value		Hypothetical 10% Decrease in Market Value		Hypothetical 10% Increase in Market Value
Marketable securities	$	316,016	$	274,241	$	246,817	$	301,665

Derivatives

The following table summarizes our interest rate swap and cap contracts outstanding as of March 31, 2011 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index		Notional Amount		Fair Value December 31, 2010		Fair Value of March 31, 2011
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	$	50,000	$	(312)	$	0
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR		24,425		(253)		3
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR		33,062		(1,819)		(1,579)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)		20,245		0		0
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR		16,637		(242)		(186)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		22,000		(282)		(221)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		34,373		(84)		(77)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR		125,000		(487)		(391)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727		(54)		(3)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,527		N/A		(73)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		23,073		N/A		(64)

					$	405,069	$	(3,533)	$	(2,591)

(1) Interest rate cap at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $849 and $1,274 and is included in advance rent and other liabilities on the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Except as otherwise described below, there were no material developments during the three months ended March 31, 2011 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions and will result in us having less cash available for other uses.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. We will, however, need to use cash at some point in the future to pay any fee or reimbursement that is deferred. For the three months ended March 31, 2011, we paid a business management fee of $10 million, or approximately 0.5% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $382 thousand, together which are less than the full 1% fee that the business manager could be paid. There is no assurance that our business manager will forgo or defer any portion of its business management fee in the future. In addition from time to time we have used cash from the proceeds from the sales of our properties to fund distributions, and may do so in the future. To the extent distributions are paid from these other sources, we will have less money available for other uses, such as cash needed to refinance existing indebtedness.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the three months ended March 31, 2011, approximately 8% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the three months ended March 31, 2011, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

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

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. As of March 31, 2011, approximately, 3%, 4%, 4%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Atlanta, Minneapolis, Dallas, Chicago and Houston metropolitan areas, respectively.

Additionally, at March 31, 2011, 38 of our lodging facilities, or approximately 35% of our lodging portfolio, were located in Washington D.C. and the eight eastern seaboard states ranging from Connecticut to Florida, including 11 hotels located in North Carolina. Additionally, 22% of our facilities were located in Texas. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the water and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of March 31, 2011, we had entered into joint venture agreements with sixteen entities to fund the investment of office, industrial/distribution, retail, lodging, healthcare and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $557.5 million. For the three months ended March 31, 2011, we recognized losses of $2.3 million and impairments of $0 million associated with these ventures.

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

As of March 31, 2011, we had investments valued at $274.2 million in real estate related equity and debt securities. Many of the entities that we have invested in have reduced the dividends paid on their stocks. The stock prices for these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss. There is no assurance that the stock market in general, and the market for REIT stocks, in particular, will improve in the near future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

We adopted a share repurchase program, effective August 31, 2005, to provide limited liquidity for stockholders. Our obligation to repurchase any shares under the program was conditioned upon our having sufficient funds available to complete the repurchase. Subject to funds being available, we limited the number of shares repurchased during any consecutive twelve month period to 5.0% of the number of outstanding shares of common stock at the beginning of that twelve month period. Effective March 30, 2009, our board of directors voted to suspend the share repurchase program until further notice. Therefore, no shares were repurchased during the three months ended March 31, 2011. We do not keep a record of the repurchase requests received since the March 2009 suspension.

Our board of directors adopted an Amended and Restated Share Repurchase Program, referred to herein as the “Amended Program,” which became effective April 11, 2011. The purpose of the Amended Program is to authorize us to repurchase shares of our common stock, on a quarterly basis, upon the death of the beneficial owners of our shares. Under the Amended Program, we are authorized to repurchase shares at a price per share generally equal to 90% of the most recently disclosed estimated per share value of our common stock; the current repurchase price per share is equal to $7.23 per share.

Our obligation to repurchase any shares under the Amended Program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $5.0 million per calendar quarter for the purpose of funding repurchases under the Amended Program. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the Amended Program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period (the “5.0% Limit”). If our funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% Limit, we will repurchase the shares in chronological order, based upon the beneficial owner’s date of death.

The Amended Program will immediately terminate if our shares are approved for listing on any national securities exchange. We may amend or modify any provision of the Amended Program, or reject any request for repurchase, at any time in our board’s sole discretion.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	May 13, 2011	Date:	May 13, 2011

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Amended and Restated Share Repurchase Program, effective April 11, 2011 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 11, 2011)

*	Filed as part of this Quarterly Report on Form 10-Q.