Form 10-Q
period 2011-06-30
Inland American Real Estate Trust, Inc.
filed 2011-08-12
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes ☐    No X

As of August 5, 2011, there were 860,237,724 shares of the registrant’s common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

		June 30, 2011		December 31, 2010
Assets:		(unaudited)
Investment properties:
Land	$	1,915,336	$	1,883,486
Building and other improvements		8,422,508		8,411,621
Construction in progress		317,637		306,673

Total		10,655,481		10,601,780
Less accumulated depreciation		(1,188,291)		(1,038,829)

Net investment properties		9,467,190		9,562,951
Cash and cash equivalents		230,401		267,707
Restricted cash and escrows		102,234		96,089
Investment in marketable securities		279,796		268,726
Investment in unconsolidated entities		552,773		573,274
Accounts and rents receivable (net of allowance of $9,340 and $7,905)		115,205		101,465
Intangible assets, net		341,324		386,916
Deferred costs and other assets		125,536		134,374

Total assets	$	11,214,459	$	11,391,502

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$	5,572,466	$	5,532,057
Accounts payable and accrued expenses		36,104		33,672
Distributions payable		35,757		35,267
Accrued real estate taxes		48,791		52,479
Advance rent and other liabilities		80,644		81,043
Intangible liabilities, net		76,348		81,698
Other financings		47,762		47,762

Total liabilities		5,897,872		5,863,978

Noncontrolling redeemable interests		293,480		264,132
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding		0		0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 858,163,737 and 846,406,774 shares issued and outstanding		858		846
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)		7,683,804		7,605,105
Accumulated distributions in excess of net loss		(2,705,148)		(2,409,370)
Accumulated other comprehensive income		41,013		49,430

Total Company stockholders’ equity		5,020,527		5,246,011

Noncontrolling interests		2,580		17,381

Total equity		5,023,107		5,263,392

Total liabilities and equity	$	11,214,459	$	11,391,502

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended June 30, 2011 (unaudited)		Three months ended June 30, 2010 (unaudited)		Six months ended June 30, 2011 (unaudited)		Six months ended June 30, 2010 (unaudited)
Income:
Rental income	$	163,463	$	156,473	$	326,802	$	302,763
Tenant recovery income		25,088		21,462		50,006		46,338
Other property income		5,204		4,481		10,134		7,528
Lodging income		154,490		130,838		286,263		238,734

Total income		348,245		313,254		673,205		595,363

Expenses:
General and administrative expenses		7,600		10,092		14,214		21,335
Property operating expenses		35,249		32,565		70,484		63,325
Lodging operating expenses		94,266		79,184		181,122		150,274
Real estate taxes		25,298		24,569		51,562		48,546
Depreciation and amortization		109,121		108,501		218,455		213,455
Business manager management fee		10,000		10,000		20,000		16,000
Provision for asset impairment		30,208		3,779		58,175		3,779

Total expenses		311,742		268,690		614,012		516,714

Operating income	$	36,503	$	44,564	$	59,193	$	78,649

Interest and dividend income		5,277		8,453		10,915		15,874
Other income (expense), net		(2,658)		687		(2,306)		864
Interest expense		(75,304)		(75,028)		(159,029)		(141,922)
Equity in earnings (losses) of unconsolidated entities		7,733		(2,015)		5,435		(5,905)
Realized gain and impairment on securities, net		2,895		4,285		6,891		8,048

Loss before income taxes	$	(25,554)	$	(19,054)	$	(78,901)	$	(44,392)

Income tax expense	$	(1,533)	$	(720)	$	(938)	$	(548)

Net loss from continuing operations	$	(27,087)	$	(19,774)	$	(79,839)	$	(44,940)

Income from discontinued operations, net	$	973	$	17,811	$	1,321	$	15,879

Net loss	$	(26,114)	$	(1,963)	$	(78,518)	$	(29,061)

Less: Net income attributable to noncontrolling interests		(1,647)		(2,166)		(3,871)		(4,408)

Net loss attributable to Company	$	(27,761)	$	(4,129)	$	(82,389)	$	(33,469)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended June 30, 2011 (unaudited)		Three months ended June 30, 2010 (unaudited)		Six months ended June 30, 2011 (unaudited)		Six months ended June 30, 2010 (unaudited)
Other comprehensive loss:
Unrealized gain (loss) on investment securities		(8,805)		(28,832)		(1,356)		794
Reversal of unrealized (gain) loss to realized gain (loss) and impairment on investments securities		(2,895)		(4,285)		(6,891)		(8,048)
Unrealized gain (loss) on derivatives		(1,022)		61		(170)		395

Comprehensive loss	$	(40,483)	$	(37,185)	$	(90,806)	$	(40,328)

Net loss, per common share, from continuing operations	$	(.03)	$	(.03)	$	(.10)	$	(.06)

Income, per common share, from discontinued operations	$	0	$	.02	$	0	$	.02

Net loss, per common share, basic and diluted	$	(.03)	$	(.01)	$	(.10)	$	(.04)

Weighted average number of common shares outstanding, basic and diluted		855,953,324		832,322,161		852,915,215		829,534,862

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2011

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total		Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	$	846	$	7,605,105	$	(2,409,370)	$	49,430	$	17,381	$	5,263,392	$	264,132
Net income (loss)	0		0		0		(82,389)		0		(1,338)		(83,727)		5,209
Unrealized gain (loss) on investment securities	0		0		0		0		(1,356)		0		(1,356)		0
Reversal of unrealized gain to realized gain on investment securities	0		0		0		0		(6,891)		0		(6,891)		0
Unrealized gain (loss) on derivatives	0		0		0		0		(170)		0		(170)		0
Distributions declared	0		0		0		(213,389)		0		(364)		(213,753)		(5,209)
Adjustment to redemption value for noncontrolling redeemable interest	0		0		(16,249)		0		0		(13,099)		(29,348)		29,348
Proceeds from distribution reinvestment program	12,448,526		13		99,947		0		0		0		99,960		0
Share repurchase program	(691,563)		(1)		(4,999)		0		0		0		(5,000)		0

Balance at June 30, 2011	858,163,737	$	858	$	7,683,804	$	(2,705,148)	$	41,013	$	2,580	$	5,023,107	$	293,480

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2010

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total		Noncontrolling Redeemable Interests
Balance at January 1, 2010	823,619,190	$	824	$	7,397,831	$	(1,815,054)	$	29,712	$	18,869	$	5,632,182	$	264,132
Net income (loss)	0		0		0		(33,469)		0		(214)		(33,683)		4,622
Unrealized gain on investment securities	0		0		0		0		794		0		794		0
Reversal of unrealized gain to realized gain on investment securities	0		0		0		0		(8,048)		0		(8,048)		0
Unrealized gain on derivatives	0		0		0		0		395		0		395		0
Distributions declared	0		0		0		(207,547)		0		(1,435)		(208,982)		(4,622)
Contributions from noncontrolling interests	0		0		0		0		0		204		204		0
Proceeds from distribution reinvestment program	11,173,518		11		106,139		0		0		0		106,150		0

Balance at June 30, 2010	834,792,708	$	835	$	7,503,970	$	(2,056,070)	$	22,853	$	17,424	$	5,489,012	$	264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

		Six months ended June 30, 2011 (unaudited)		Six months ended June 30, 2010 (unaudited)
Cash flows from operations:
Net loss	$	(78,518)	$	(29,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		218,701		221,619
Amortization of above and below market leases, net		(733)		(138)
Amortization of debt premiums, discounts and financing costs		17,600		7,614
Straight-line rental income		(7,002)		(9,099)
Provision for asset and notes receivable impairment		58,175		4,724
Gain on extinguishment of debt		0		(19,227)
(Gain) loss on sale of property		(1,210)		690
Equity in (earnings) loss of unconsolidated entities		(5,435)		5,905
Distributions from unconsolidated entities		9,450		3,083
Realized gain on investments in securities, net		(6,891)		(8,744)
Impairment of investments in securities		0		696
Other non-cash adjustments		691		94
Changes in assets and liabilities:
Accounts and rents receivable		(6,891)		(9,661)
Other assets		(6,051)		777
Accounts payable and accrued expenses		3,478		(3,088)
Advance rent and other liabilities		3,931		(3,773)
Accrued real estate taxes		(3,612)		(3,030)

Net cash flows provided by operating activities		195,683		159,381

Cash flows from investing activities:
Purchase of investment properties		(65,544)		(292,655)
Acquired in-place and market lease intangibles, net		(5,355)		(71,113)
Capital expenditures and tenant improvements		(32,580)		(56,030)
Investment in development projects		(28,402)		(16,438)
Sale of investment properties		24,914		23,222
Purchase of investment securities		(40,560)		(70,852)
Sale of investment securities		28,134		24,401
Investment in unconsolidated entities		(331)		(5,352)
Distributions from unconsolidated entities		14,231		14,720
Payment of leasing and franchise fees		(4,093)		(2,797)
Purchase of note receivable		0		(34,253)
Payments from note receivable		2,125		470
Restricted escrows		(6,811)		(13,938)
Other assets		(2,391)		4,615

Net cash flows used in investing activities		(116,663)		(496,000)

Cash flows from financing activities:
Proceeds from the distribution reinvestment plan		99,960		106,150
Shares repurchased		(5,000)		0
Distributions paid		(212,899)		(207,081)
Proceeds from mortgage debt and notes payable		309,756		280,375
Payoffs of mortgage debt		(281,319)		(170,895)
Principal payments of mortgage debt		(17,265)		(6,094)
Proceeds from margin securities debt		4,466		64,261
Payment of loan fees and deposits		(8,452)		(5,863)
Distributions paid to noncontrolling interests		(364)		(1,435)
Distributions paid to noncontrolling redeemable interests		(5,209)		(4,622)
Contributions from noncontrolling interest		0		204

Net cash flows provided by (used in) financing activities		(116,326)		55,000

Net decrease in cash and cash equivalents		(37,306)		(281,619)
Cash and cash equivalents, at beginning of period		267,707		500,491

Cash and cash equivalents, at end of period	$	230,401	$	218,872

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

		Six months ended June 30, 2011 (unaudited)		Six months ended June 30, 2010 (unaudited)
Supplemental disclosure of cash flow information:

Purchase of investment properties	$	(65,515)	$	(678,164)
Tenant and real estate tax liabilities assumed at acquisition		(29)		3,322
Assumption of mortgage debt at acquisition		0		430,066
Non-cash mortgage discount/premium		0		(47,879)

	$	(65,544)	$	(292,655)

Cash paid for interest, net capitalized interest of $5,186 and $1,818	$	143,972	$	140,901

Supplemental schedule of non-cash investing and financing activities:

Property surrendered in exchange for extinguishment of debt	$	0	$	10,492

Property acquired through exchange of note receivable	$	20,000	$	33,889

Redemption value adjustment for noncontrolling redeemable interest	$	29,348	$	0

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

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

At June 30, 2011, the Company owned a portfolio of 981 commercial real estate properties compared to 980 properties at June 30, 2010. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	736	21,998,050 square feet
Lodging	99	15,564 rooms
Office	47	10,612,479 square feet
Industrial	72	15,797,062 square feet
Multi-Family	27	9,790 units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2011. Refer to the Company’s 2010 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at full fair value. During the six months ended June 30, 2011 and 2010, the Company incurred $503 and $1,205, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisitions for the six months ended June 30, 2011.

Segment	Property	Date		Gross Acquisition Price	Sq Ft/Units/Rooms
Lodging	Marriott-Charleston	2/25/2011	$	25,500	352 rooms
Retail	Sparks Crossing	3/21/2011		38,600	335,999 square feet

Total			$	64,100

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

(4) Discontinued Operations

The table below reflects divestiture activity for the six months ended June 30, 2011.

Segment	Property	Date		Gross Disposition Price	Sq Ft/Units/Rooms
Industrial	McKesson Distribution Center	6/2/2011	$	9,250	162,280 square feet
Lodging	Residence Inn – Phoenix	6/30/2011		5,100	168 rooms

Total			$	14,350

For the six months ended June 30, 2011, the Company had proceeds from the sale of investment properties of $24,914, which included the sale of a land parcel held for development. Gains of $1,210 were realized from the two sales.

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The Company disposed of two and five assets for the six months ended June 30, 2011 and 2010, respectively.

The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the six months ended June 30, 2011 and 2010.

		Six months ended June 30, 2011		Six months ended June 30, 2010
Revenues	$	2,071	$	21,440
Expenses (including interest expense and impairments of $0 and $945)		1,960		24,098

Operating income (loss) from discontinued operations		111		(2,658)

Gain (loss) on sale of properties		1,210		(690)
Gain on extinguishment of debt		0		19,227

Income from discontinued operations, net	$	1,321	$	15,879

(5) Investment in Partially Owned Entities

Consolidated Entities

On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005. MB REIT is not considered a VIE as defined in FASB ASC 810, Consolidation, however the Company has a controlling financial interest in MB REIT, has the direct ability to make major decisions for MB REIT through its voting interests, and holds key management positions in MB REIT. Therefore this entity is consolidated by the Company and the outside ownership interests are reflected as noncontrolling interests in the accompanying consolidated financial statements. Refer to Commitments and Contingencies Footnote 14.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The applicable amounts for various consolidated VIEs are included in the consolidated balance sheets as presented in the table below.

		Six months ended June 30, 2011		Year ended December 31, 2010
Net investment properties	$	153,306	$	156,464
Other assets		11,421		10,457

Total assets		164,727		166,921
Mortgages, notes and margins payable		(95,207)		(95,188)
Other liabilities		(50,910)		(50,538)

Total liabilities	$	(146,117)	$	(145,726)

Net assets	$	18,610	$	21,195

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

Entity	Description	Ownership %	Investment at June 30, 2011		Investment at December 31, 2010
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$154,616	$	160,487
Cobalt Industrial REIT II	Industrial portfolio	36%	119,185		124,750
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	56,004		57,389
NRF Heathcare, LLC	Senior housing portfolio	(a)	92,864		87,878
Centro/IA JV, LLC	Retail Shopping Centers	(a)	110,562		121,534
Other Unconsolidated Entities	Various Real Estate investments	Various	19,542		21,236

			$552,773	$	573,274

(a)	We have preferred membership interest and are entitled to a 10.5% and 11% preferred dividend in NRF Healthcare, LLC (Refer to Subsequent Events Footnote 15.) and Centro/IA JV, LLC, respectively.

No impairment was recorded in the six months ended June 30, 2011 and 2010 for the Companies unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

Combined Financial Information

The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

		June 30, 2011		December 31, 2010
		(dollars in thousands)		(dollars in thousands)
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$	2,728,616	$	2,999,916
Other assets		388,426		335,640

Total Assets	$	3,117,042	$	3,335,556

Liabilities and Equity:
Mortgage debt	$	1,865,268	$	2,063,151
Other liabilities		125,036		109,265
Equity		1,126,738		1,163,140

Total Liabilities and Equity	$	3,117,042	$	3,335,556

Company’s share of equity	$	542,855	$	563,141
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,342 and $1,446, respectively)		9,918		10,133

Carrying value of investments in unconsolidated entities	$	552,773	$	573,274

		Six months ended June 30, 2011		Six months ended June 30, 2010
Statements of Operations:
Revenues	$	140,425	$	126,751

Expenses:
Interest expense and loan cost amortization	$	48,950	$	45,499
Depreciation and amortization		52,888		42,609
Operating expenses, ground rent and general and administrative expenses		40,845		40,787
Impairments		0		22,984

Total expenses	$	142,683	$	151,879
Net loss before gain on sale of real estate	$	(2,258)	$	(25,128)
Gain on sale of real estate		12,147		0

Net income (loss)	$	9,889	$	(25,128)

Company’s share of:
Net loss, net of excess basis depreciation of $104 and $670	$	5,435	$	(5,905)
Depreciation and amortization (real estate related)	$	25,108	$	19,639

The unconsolidated entities had total third party debt of $1,865,268 at June 30, 2011 that matures as follows:

2011	$	72,184
2012		382,286
2013		175,957
2014		137,544
2015		181,911
Thereafter		915,386

	$	1,865,268

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

(6) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the six months ended June 30, 2011 and 2010.

				For the six months ended				Unpaid amounts as of
				June 30, 2011		June 30, 2010		June 30, 2011		December 31, 2010
General and administrative:
General and administrative reimbursement	(a	)	$	4,138	$	4,469	$	2,014	$	1,862
Loan servicing	(b	)	$	293	$	277	$	0	$	0
Investment advisor fee	(c	)	$	781	$	710	$	133	$	127

Total general and administrative to related parties			$	5,212	$	5,456	$	2,147	$	1,989

Property management fees	(d	)	$	15,779	$	13,857	$	115	$	100
Business manager fee	(e	)	$	20,000	$	16,000	$	10,000	$	10,000
Loan placement fees	(f	)	$	636	$	452	$	0	$	0

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of June 30, 2011 and December 31, 2010 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee. The loan servicing fees are 200 dollars per month, per loan for the Company’s non-lodging properties and 225 dollars per month, per loan for the Company’s lodging properties.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)	The property manager, an entity owned principally by individuals who are related parties of the Business Manager, is entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property manager is entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company, which the Company has never paid. Unpaid amounts as of June 30, 2011 and December 31, 2010 are included in advanced rent and other liabilities on the consolidated balance sheets. In addition to the fee, the property manager receives reimbursements of payroll costs for property level employees. The Company reimbursed the property manager and other affiliates $4,058 and $2,466 for the six months ended June 30, 2011 and 2010.

(e)	After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the six months ended June 30, 2011 and 2010, average invested assets were $11,328,374 and $11,258,996 and operating expenses, as defined, were $33,711 and $36,130 or .60% and .64%, respectively, of average invested assets. The Company incurred a business manager fee of $20,000 and $16,000 for the six months ended June 30, 2011 and 2010. The Business Manager waived the remaining fee of $36,642 and $40,295 respectively.

(f)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of June 30, 2011 and December 31, 2010, the Company had deposited $372 and $370, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IRC), Inland Western Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $4,643 and $5,068 for the six months ended June 30, 2011 and June 30, 2010, respectively.

In addition, the Company held 908,820 shares of IRC valued $8,025 of June 30, 2011. As of June 30, 2010 the Company held 833,820 shares of IRC valued at $6,604.

(7) Investment in Marketable Securities

Investment in marketable securities of $279,796 and $268,726 at June 30, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Of the investment securities held as of June 30, 2011, the Company has net accumulated other comprehensive income of $44,718, which includes gross unrealized losses of $12,176.

Dividend income is recognized when earned. During the six months ended June 30, 2011 and 2010, dividend income of $8,406 and $8,728 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(8) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of June 30, 2011 and December 31, 2010 were $5,533,380 and $5,508,668 and had a weighted average interest rate of 5.3% and 5.1% per annum, respectively. Mortgage premium and discount, net was a discount of $27,481 and $38,712 as of June 30, 2011 and December 31, 2010. As of June 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047.

		As of June 30, 2011	Weighted average interest rate
2011	$	301,638	4.10%
2012	$	705,371	3.95%
2013	$	1,018,098	4.78%
2014	$	303,675	5.45%
2015	$	460,116	5.44%
Thereafter	$	2,744,482	5.91%

The Company is negotiating refinancing debt maturing in 2011 with various lenders at terms that will most likely require us to pay higher interest rates. It is anticipated that the Company will be able to repay, refinance or extend the maturities and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $717,288 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2011, the Company was in compliance with all mortgage loan requirements except seven loans with a carrying value of approximately $105,060 and one loan for a consolidated joint venture with a carrying value of $10,135; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $45,483 in 2011, $5,767 in 2012 and $63,945 in 2017.

During the first quarter of 2011, the Company fully amortized the $10,368 of a mark to market mortgage discount on three properties. The recognition of the $10,368 discount was recorded as a result of the properties’ mortgage loans, totaling $63,955, being in default. If the lender takes possession of any of the properties through a consensual transfer, we will likely recognize a gain on the forgiveness of debt comparable to the discount being recognized for the six months ended June 30, 2011.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The Company has purchased a portion of its securities through margin accounts. As of June 30, 2011 and December 31, 2010, the Company has recorded a payable of $66,568 and $62,101, respectively, for securities purchased on margin. At June 30, 2011 and December 31, 2010, this rate was .539% and .609%. Interest expense in the amount of $84 and $169 and $133 and $201 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively.

(9) Derivatives

As of June 30, 2011, in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $410,943. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of June 30, 2011. The change in the fair value of the Company’s swaps as reflected in other comprehensive loss on the consolidated statements of operations and other comprehensive income was $170 for the six months ended June 30, 2011.

The following table summarizes interest rate swap and cap contracts outstanding as of June 30, 2011 and December 31, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index		Notional Amount		Fair Value December 31, 2010		Fair Value of June 30, 2011
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	$	N/A	$	(312)	$	N/A
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR		24,425		(253)		0
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR		33,062		(1,819)		(1,596)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)		20,245		0		0
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR		16,637		(242)		(129)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		22,000		(282)		(162)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		33,655		(84)		(85)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR		125,000		(487)		(307)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727		(54)		(208)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,468		N/A		(187)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		23,022		N/A		(162)
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR		56,702		N/A		(833)

					$	410,943	$	(3,533)	$	(3,669)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $71 and $130 of ineffectiveness expense during the six months ended June 30, 2011 and 2010, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2011 and 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships		Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Six Months Ended June 30,					Six Months Ended June 30,					Six Months Ended June 30,
		2011		2010			2011		2010			2011		2010
Interest Rate Products	$	(170)	$	395	Interest expense	$	2,129	$	2,469	Interest expense	$	(71)	$	(130)

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $457 and $1,274 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively, with $817 included in other income on the consolidated statements of operations and other comprehensive income at June 30, 2011. For the six months ended June 30, 2010, $412 of income was included in other income on the consolidated statements of operations and other comprehensive income. Refer to Commitments and Contingencies Footnote 14.

(10) Fair Value Measurements

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

June 30, 2011

(unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2011
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$279,796	0	0

Total assets	$279,796	0	0

Put/call agreement in MB REIT	$0	0	(457)
Derivative interest rate instruments	$0	(3,669)	0

Total liabilities	$0	(3,669)	(457)

	Fair Value Measurements at December 31, 2010
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)		Using Significant Other Observable Inputs (Level 2)		Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$253,838	$	0	$	0
Commercial mortgage backed securities	0		0		14,888

Total assets	$253,838	$	0	$	14,888

Put/call agreement in MB REIT	$0	$	0	$	(1,274)
Derivative interest rate instruments	0		(3,533)		0

Total liabilities	$0	$	(3,533)	$	(1,274)

Level 1

At June 30, 2011 and December 31, 2010, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

Level 3

The following table summarizes activity for the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2011:

	Level 3 Assets		Level 3 Liabilities
Balance, December 31, 2010	$14,888	$	(1,274)
Purchases	0		0
Sales	(16,363)		0
Realized gains	1,475		817
Unrealized gains	0		0

Balance, June 30, 2011	$0	$	(457)

The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis The Company recognized certain non-cash impairment charges to write the investments to their fair values for the six months ended June 30, 2011 and 2010. The asset groups that were impaired to fair value through this evaluation are:

	For the six months ended June 30, 2011				For the six months ended June 30, 2010
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment (Losses)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment (Losses)
Investment properties, Total	$224,309	$	(58,175)	$	5,004	$	(3,799)

Investment Properties

A provision for asset impairment of $58,175 as of June 30, 2011 reduced the book value of six hotel properties, fifteen retail properties, and four office properties to their respective fair values. For the six months ended June 30, 2010, a provision for asset impairment of $3,779 was recorded to reflect one retail property at its respective fair value.

The Company’s estimated fair value relating to the investment properties’ impairment analysis is based on a comparison of letters of intent, broker opinion of value and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. As of June 30, 2011 and June 30, 2010, the impairment of the investment properties was $ 58,175 and $3,799, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $945 is included in discontinued operations for the six months ended June 30, 2011 and June 30, 2010, respectively.

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of June 30, 2011 and December 31, 2010.

	June 30, 2011				December 31, 2010
	Carrying Value		Estimated Fair Value		Carrying Value		Estimated Fair Value
Mortgage and notes payable	$5,533,380	$	5,551,889	$	5,508,668	$	5,408,898
Margins payable	$66,568	$	66,568	$	62,101	$	62,101

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

June 30, 2011

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

In 2007, the Company formed wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing. Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, the Company’s taxable REIT subsidiaries are required to pay income taxes at the applicable rates. In addition, the Company is also subject to certain state and local taxes. For the six months ended June 30, 2011 and 2010, an income tax expense of $938 and $548 was included on the consolidated statements of operations and other comprehensive income.

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

Prior to October 1, 2010, the Company considered the net property operations of the assets of LIP Holdings, LLC, its 100% owned subsidiary (LIP-H), which consisted of eight operating office and retail properties, a segment. Due to the settlement and consolidation of the remaining Lauth assets and the disposition of four of eight LIP-H assets, the Company no longer evaluates the net property operations of these assets as a segment. For the six months ended June 30, 2011, the assets of the LIP-H segment were classified into the appropriate segment as identified above. The Company has restated the prior years’ comparatives to conform with current year presentation.

For the period ended June 30, 2011, approximately 8% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc. Also, as of June 30, 2011, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2011.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	159,772	$	37,874	$	77,187	$	21,070	$	0	$	23,641
Straight-line rents		3,556		1,078		1,121		1,317		0		40
Amortization of acquired above and below market leases, net		135		(212)		414		(67)		0		0

Total rental income	$	163,463	$	38,740	$	78,722	$	22,320	$	0	$	23,681

Tenant recovery income		25,088		6,584		16,755		1,608		0		141
Other property income		5,204		1,737		1,192		357		0		1,918
Lodging income		154,490		0		0		0		154,490		0

Total income	$	348,245	$	47,061	$	96,669	$	24,285	$	154,490	$	25,740

Operating expenses	$	154,813	$	11,873	$	26,439	$	2,903	$	101,271	$	12,327

Net property operations	$	193,432	$	35,188	$	70,230	$	21,382	$	53,219	$	13,413

Non allocated expenses (a)	$	(126,721)
Other income and expenses (b)	$	(71,323)
Equity in earnings of unconsolidated entities	$	7,733
Provision for asset impairment	$	(30,208)

Net loss from continuing operations	$	(27,087)
Income from operations of disposed properties	$	973
Net income attributable to noncontrolling interests	$	(1,647)

Net loss attributable to Company	$	(27,761)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain and impairment on securities, net, and income tax expense.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2010

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	152,178	$	36,975	$	73,930	$	21,693	$	0	$	19,580
Straight-line rents		4,057		1,445		1,712		828		0		72
Amortization of acquired above and below market leases, net		238		(164)		474		(72)		0		0

Total rental income	$	156,473	$	38,256	$	76,116	$	22,449	$	0	$	19,652
Tenant recovery income		21,462		5,688		15,103		604		0		67
Other property income		4,481		1,182		1,387		45		0		1,867
Lodging income		130,838		0		0		0		130,838		0

Total income	$	313,254	$	45,126	$	92,606	$	23,098	$	130,838	$	21,586
Operating expenses	$	136,318	$	11,310	$	25,099	$	1,761	$	86,148	$	12,000

Net property operations	$	176,936	$	33,816	$	67,507	$	21,337	$	44,690	$	9,586

Non allocated expenses (a)	$	(128,593)
Other income and expenses (b)	$	(62,323)
Equity in loss of unconsolidated entities	$	(2,015)
Provision for asset impairment	$	(3,779)

Net loss from continuing operations	$	(19,774)

Income from discontinued operations, net	$	17,811
Net income attributable to noncontrolling interests	$	(2,166)

Net loss attributable to Company	$	(4,129)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax benefit.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2011.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	319,051	$	76,452	$	153,541	$	42,276	$	0	$	46,782
Straight-line rents		7,017		2,414		2,152		2,314		0		137
Amortization of acquired above and below market leases, net		734		(468)		1,337		(135)		0		0

Total rental income	$	326,802	$	78,398	$	157,030	$	44,455	$	0	$	46,919

Tenant recovery income		50,006		13,600		33,711		2,417		0		278
Other property income		10,134		2,797		3,015		379		0		3,943
Lodging income		286,263		0		0		0		286,263		0

Total income	$	673,205	$	94,795	$	193,756	$	47,251	$	286,263	$	51,140

Operating expenses	$	303,168	$	24,422	$	54,090	$	5,168	$	194,828	$	24,660

Net property operations	$	370,037	$	70,373	$	139,666	$	42,083	$	91,435	$	26,480

Non allocated expenses (a)	$	(252,669)
Other income and expenses (b)	$	(144,467)
Equity in earnings of unconsolidated entities	$	5,435
Provision for asset impairment	$	(58,175)

Net loss from continuing operations	$	(79,839)

Income from discontinued operations, net	$	1,321
Net income attributable to noncontrolling interests	$	(3,871)

Net loss attributable to Company	$	(82,389)

Balance Sheet Data:
Real estate assets, net	$	9,481,537	$	1,679,309	$	3,710,698	$	936,458	$	2,368,799	$	786,273
Non-segmented assets		1,732,922

Total Assets	$	11,214,459

Capital Expenditures				1,394		8,039		2,038		16,320		4,851

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain and impairment on securities, net, and income tax benefit.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2010.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	293,543	$	74,557	$	138,453	$	41,971	$	0	$	38,562
Straight-line rents		9,081		3,058		3,271		2,637		0		115
Amortization of acquired above and below market leases, net		139		(328)		1,834		(1,367)		0		0

Total rental income	$	302,763	$	77,287	$	143,558	$	43,241	$	0	$	38,677

Tenant recovery income		46,338		15,553		29,418		1,224		0		143
Other property income		7,528		1,845		2,135		305		0		3,243
Lodging income		238,734		0		0		0		238,734		0

Total income	$	595,363	$	94,685	$	175,111	$	44,770	$	238,734	$	42,063

Operating expenses	$	262,145	$	24,670	$	46,428	$	3,995	$	164,319	$	22,733

Net property operations	$	333,218	$	70,015	$	128,683	$	40,775	$	74,415	$	19,330

Non allocated expenses (a)	$	(250,790)
Other income and expenses (b)	$	(117,684)
Equity in loss of unconsolidated entities	$	(5,905)
Provision for asset impairment	$	(3,779)

Net loss from continuing operations	$	(44,940)

Income from discontinued operations, net	$	15,879
Net income attributable to noncontrolling interests	$	(4,408)

Net loss attributable to Company	$	(33,469)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax benefit.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2011

(unaudited)

(13) Earnings (loss) per Share

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

The basic and diluted weighted average number of common shares outstanding was 852,915,215 and 829,534,862 for the six months ended June 30, 2011 and 2010.

(14) Commitments and Contingencies

As part of the Company’s consolidated MB REIT joint venture with Minto Delaware, the Company entered into a put/call agreement (the “Put/Call Agreement”) with MB REIT, Minto Delaware and Minto Holdings Inc. (“Minto Holdings”), an affiliate of Minto Delaware, whereby under certain circumstances specified in the Put/Call Agreement, Minto Delaware, of which its investment in MB REIT is its sole asset, can require its investment be repurchased. Specifically, on or after October 11, 2011 until October 11, 2012, Minto Holdings, and any other holders of Minto Delaware have the option to this purchase of their 100% membership interests and other equity interests (including rights to acquire equity, such as warrants and options) in Minto Delaware, for an aggregate price equal to approximately $293,480 million in cash, plus any accrued but unpaid dividends on the 3.5% Series A redeemable preferred stock, par value $0.01 per share, of MB REIT (the “Series A Preferred Stock”) owned by Minto Delaware.

On May 13, 2011, the Company received a notice of the exercise of the put right from the Sellers. Pursuant to the notice, the Sellers, on October 13, 2011, are entitled to receive, collectively, in cash, an aggregate amount equal to approximately $293,480, plus any accrued but unpaid dividends on the Series A Preferred Stock owned by Minto Delaware, in exchange for all of the equity interests in Minto Delaware. After completing this transaction, the Company will own 100% of Minto Delaware, including Minto Delaware’s investment in MB REIT. The Company anticipates the sources of the cash payment to be provided by one or a combination of the following: proceeds from financings, proceeds from property dispositions and proceeds from the distribution reinvestment program.

The Series A Preferred Interest in MB REIT was subject to redemption features outside of the Company’s control that results in presentation outside of permanent equity which historically had been reported at its redemption value as noncontrolling redeemable interests in the Company’s consolidated financial statements with a balance of $264,132. In conjunction with notice to exercise the put right, the Company determined its entire interest in the MB REIT is redeemable for a value of $293,480, and reclassified the noncontrolling interest in the joint venture as noncontrolling redeemable interest on the consolidated financial statements as of June 30, 2011.

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of June 30, 2011, the Company has funded $36,391 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of June 30, 2011.

On June 17, 2011, Crockett Capital Corporation and the Company agreed to a mutual customary release of all claims arising from or related to pending litigation, upon which, the Company made a payment of $5,100 which is reflected in other income (expense), net on the consolidated statements of operations and other comprehensive income.

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

(15) Subsequent Events

As of to June 30, 2011, the Company acquired one lodging and one retail property for $69,000 and $95,000, respectively.

On July 17, 2011, the Company’s interest in NRF Healthcare, LLC was purchased by the joint venture partner for approximately $100,000. The Company had a Series A Convertible Preferred Membership interest and was entitled to a 10.5% preferred dividend. The venture was reflected as investment in unconsolidated entities on the consolidated balance sheet and had an investment balance of $92,864 as of June 30, 2011.

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

The following discussion and analysis relates to the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We seek to invest in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders and to generate sustainable cash flow from our operations to fund distributions to our stockholders. To achieve these objectives, we selectively acquire commercial real estate and actively manage, through affiliates of our business manager, investments in non-lodging commercial real estate. Our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the six months ended June 30, 2011 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, non-lodging utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Cash flows from operations
•	Funds from Operations (“FFO”), a supplemental measure to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”).
•	Economic and physical occupancy and rental rates.
•	Leasing activity and lease rollover.
•	Managing operating expenses.
•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.
•	Debt maturities and leverage ratios.
•	Liquidity levels.

Results of Operations

Consolidated Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2011 and 2010. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except share data, rent per square foot, revenue per available room and average daily rate).

		Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
Net loss attributable to Company	$	(27,761)	$	(4,129)	$	(82,389)	$	(33,469)

Net loss per share		(.03)		(.01)		(.10)		(.04)

Net loss per share increased to $0.03 and $0.10 per share from $0.01 and $0.04 per share for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. The primary reason for the increase in net loss per share is property impairments of $58,175 recorded on twenty-five properties for the six months ended June 30, 2011 as compared to $3,779 on one property for the same period 2010. For the six months ended June 30, 2010, we also had a gain on the extinguishment of debt of a joint venture of $19,227 resulting from the transfer of land held by the venture to the lender in the second quarter of 2010, which is included in discontinued operations on the consolidated statements of operations and other comprehensive income.

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

Below is a summary of sources of revenue for the three and six months ended June 30, 2011 and 2010.

		Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
Total rental income	$	163,463	$	156,473	$	326,802	$	302,763
Tenant recovery income		25,088		21,462		50,006		46,338
Other property income		5,204		4,481		10,134		7,528
Lodging income		154,490		130,838		286,263		238,734

Total property revenues	$	348,245	$	313,254	$	673,205	$	595,363

Total property revenues increased $77,842 or 13% from six months ended June 30, 2010 to 2011, which is comprised primarily of an increase in lodging income of $47,529 and an increase in rental income of $24,039. Our overall revenue and occupancy remains stable across the segments with the exception of lodging and multi-family segments, which had much improved operating performance as compared to 2010. The increase is coupled with the full year of operations for the properties acquired or placed in service in 2010 and 2011.

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

		Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
Property operating expenses	$	35,249	$	32,565	$	70,484	$	63,325
Lodging operating expenses		94,266		79,184		181,122		150,274
Real estate taxes		25,298		24,569		51,562		48,546

Total property expenses	$	154,813	$	136,318	$	303,168	$	262,145

Total operating expenses increased to $154,813 and $303,168 for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 due primarily to effect of the properties acquired in 2010 and 2011. Lodging operating expenses increased due to increases in occupancy across the lodging segment.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $7,600 and $14,214 for the three and six months ended June 30, 2011 and $10,092 and $21,335 for the three and six months ended June 30, 2010. The decrease is due primarily to a decrease in legal and consulting costs compared to 2010. Acquisition and transaction costs were $275 and $503 and $368 and $1,205 for the three and six months ended June 30, 2011 and 2010, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee of $20,000 for the six months ended June 30, 2011 or .18% of average invested assets, waiving the remaining $36,642 for the six months ended June 30, 2011. We incurred a business management fee of $16,000 or .14% of average invested assets and waived the remaining $40,295 for the six months ended June 30, 2010. We paid investment advisory fees of approximately $781 and $710 for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization. Our expenses were $109,121 and $218,455 for the three and six months ended June 30, 2011 and $108,501 and $213,455 for the three and six months ended June 30, 2010. The $620 and $5,000 increase in depreciation and amortization expense for the three and six months ended June 30, 2011 relative to the three and six months ended June 30, 2010 was due substantially to the impact of the properties acquired in 2010 and the first quarter of 2011.

Provision for Asset Impairment. For the six months ended June 30, 2011, we recorded a provision for asset impairment of $58,175 to reduce the book value of six hotel properties, fifteen retail properties, and four office properties to their respective fair values. Sixteen of the twenty-five property impairments, totaling $30,208, were recognized for the three months ended June 30, 2011. The impairments were incurred as a result of a reduction in the expected holding period of these assets. For the three and six months ended June 30, 2010, a provision for asset impairment of $3,779 was recorded to reflect one retail property at its respective fair value and $945 is reflected in discontinued operations related to two hotel properties impaired for six months ended June 30, 2010 and subsequently disposed.

Interest and Dividend Income Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

		Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
Interest income	$	1,075	$	3,392	$	2,509	$	7,146
Dividend income		4,202		5,061		8,406		8,728

Total	$	5,277	$	8,453	$	10,915	$	15,874

The decrease of $4,959 from six months ended June 30, 2010 to June 30, 2011 primarily resulted from the conversion of notes receivable to unconsolidated joint ventures and investment properties.

Other Income (Expense). For the three and six months ended June 30, 2011, we incurred expense of $2,658 and $2,306, respectively, which includes a litigation settlement payment of $5,100 related to the Crockett Capital Corporation lawsuit. Refer to our Commitment and Contingencies in our Notes to Consolidated Financial Statements. For the three and six months ended June 30, 2010, we recognized other income of $687 and $864, respectively.

Interest expense. A summary of interest expense for the three and six months ended June 30, 2011 and 2010 appears below:

		Three months ended June 30, 2011		Three months ended June 30, 2010		Six months ended June 30, 2011		Six months ended June 30, 2010
Debt Type:
Mortgages, margin and other interest expense	$	70,346	$	70,682	$	141,462	$	134,423
Amortization of mortgage discounts/premiums and loan fees		4,958		4,346		17,567		7,499

Total	$	75,304	$	75,028	$	159,029	$	141,922

Interest expense increased by $17,107 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to an increase in overall mortgage debt resulting from property acquisitions completed in 2011, as well as a $10,368 amortization of a mark to market mortgage discount. The recognition of the $10,368 discount was recorded as a result of the three properties’ mortgage loans, totaling $63,955, being in default. If the lender takes possession of the any of the properties through a consensual transfer, we will mostly likely recognize a gain on the forgiveness of debt comparable to the discount being recognized this period.

Our weighted average interest rate was 5.3% and 5.1% per annum as of June 30, 2011 and 2010, respectively. Because we have variable rate debt, we have experienced a lower overall weighted average interest rate due to a historically low London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

Equity in Earnings of Unconsolidated Entities. For the first six months of 2011, we have equity in earnings of unconsolidated entities of $5,435. This is an increase of $11,340 compared to the June 30, 2010 equity in losses of unconsolidated entities of $5,905. The increase is primary the result of our share of the gain on sales of properties with two unconsolidated entities during the three months ended June 30, 2011.

Discontinued Operations. For the three and six months ended June 30, 2011, we incurred net income of $973 and $1,321, respectively, which includes a gain on the sale of properties of $1,210. For the three and six months ended June 31, 2010, we recorded income of $17,811 and $15,879 from discontinued operations which includes a provision for asset impairment of $945 and a gain on the extinguishment of debt of $19,227.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. (“MB REIT”) and various consolidated joint ventures. We received the notice to the exercise of the put right on May 13, 2011 whereby we will pay $293,480 plus unpaid dividends for all of the equity interest in Minto Delaware on October 13, 2011. We determined its entire interest in the MB REIT is redeemable for a value of $293,480 and we recorded it as noncontrolling redeemable interest on the consolidated financial statements as of June 30, 2011. Refer to Commitments and Contingencies Footnote 14.

Segment Reporting

An analysis of results of operations by segment and same store is below. The tables contained throughout summarize certain key operating performance measures for the six months ended June 30, 2011 and 2010. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 961 and 936 of our investment properties satisfied the criteria of being owned for the entire three and six month period ended June 30, 2011 and 2010, respectively, and are referred to herein as “same store” properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to isolate the effects of our new acquisitions on net income.

Retail Segment

		Total Retail Properties
		As of June 30,
		2011		2010
Retail Properties
Physical occupancy		92%		92%
Economic occupancy		93%		93%
Base rent per square foot	$	15.16	$	15.05
Gross investment in properties	$	4,224,286	$	4,037,171

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	213	594,733	9,729	2.9%	3.0%	$16.36
2012	472	2,047,127	36,396	10.0%	11.2%	$17.78
2013	333	1,278,195	20,800	6.3%	6.4%	$16.27
2014	295	1,889,319	27,103	9.3%	8.4%	$14.35
2015	333	2,456,250	30,901	12.0%	9.5%	$12.58
Thereafter	1,191	12,117,097	199,767	59.5%	61.5%	$16.49

Total	2,837	20,382,721	324,696	100.0%	100.0%	$15.93

Our retail business is not highly dependent on specific retailers or specific retail industries, which we believe shields the portfolio from significant revenue variances over time. The occupancy rates above are as of June 30, 2011 and 2010 and they do not represent the average rate during that period.

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

We have not experienced bankruptcies or receivable write-offs associated with tenants in our retail portfolio that have materially impacted our result of operations. We continue to actively monitor our retail tenants as a downturn in the economy could have negative impact on our tenants’ abilities to pay rent or our ability to fill space that is currently vacant, or space that becomes vacant in the near future.

The table below represents operating information for the retail segment and same store properties as of June 30, 2011 and 2010. The properties in the same store portfolio were owned for the entire three and six months ended June 30, 2011 and June 30, 2010.

		Total Retail Segment								Same Store Retail Segment
		Three months ended June 30,				Six months ended June 30,				Three months ended June 30,				Six months ended June 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	78,722	$	76,116	$	157,030	$	143,558	$	72,672	$	73,234	$	126,872	$	128,002
Tenant recovery income		16,755		15,103		33,711		29,418		14,990		14,434		25,324		25,539
Other property income		1,192		1,387		3,015	$	2,135		1,166		1,132		2,356		1,894

Total revenues	$	96,669	$	92,606	$	193,756	$	175,111	$	88,828	$	88,800	$	154,552	$	155,435

Expenses:
Property operating expenses	$	16,103	$	15,094	$	32,236	$	27,434	$	14,362	$	14,304	$	23,951	$	23,358
Real estate taxes		10,336		10,005		21,854		18,994		9,274		9,890		15,806		16,827

Total operating expenses	$	26,439	$	25,099	$	54,090	$	46,428	$	23,636	$	24,194	$	39,757	$	40,185

Net operating income	$	70,230	$	67,507	$	139,666	$	128,683	$	65,192	$	64,606	$	114,795	$	115,250

Average economic occupancy for the period		92%		93%		93%		93%		93%		93%		93%		93%

Number of properties		736		734		736		734		731		731		714		714

Our retail revenues increased from $175,111 for the six months ended June 30, 2010 to $193,756 for six months ended June 30, 2011 or approximately 11%, which is a result of the full year of operations on properties acquired in 2010. Retail properties real estate and operating expenses also increased from $46,428 in 2010 to $54,090 in 2011 or 17% as a result of these acquisitions. Tenant recovery income also increased $4,293 or 15% due to the increase in total operating expense.

On a same store basis, our retail segment’s revenues and expenses are stable comparing the six month ended June 30, 2010 and June 30, 2011. The stability in earnings is reflective of the stable occupancy of 93% for both June 30, 2010 and 2011 and re-leasing at rates consistent with expiring rates.

Lodging Segment

		Total Lodging Properties
		For the six months ended June 30,
		2011		2010
Lodging Properties
Revenue per available room	$	85	$	79
Average daily rate	$	119	$	114
Occupancy		71%		69%
Gross investment in properties	$	2,873,871	$	2,821,025

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties (also known as “traditional asset classes”). Specifically, revenue, operating expenses, and net income are directly tied to the daily hotel sales operation whereas other traditional asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income is somewhat more predictable among the properties in the other traditional asset classes, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. Lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in revenue as a result of declines in daily rental rates and/or daily occupancy when demand falls off quickly. Due to seasonality, we expect our revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

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

Revenue per Available Room is predicted to increase 5%-8% in 2011 as compared to 2010. We believe revenues will continue to increase steadily as long as the Gross Domestic Product (“GDP”) continues to grow. For 2011, we believe that our revenue per available room has been and will continue to be consistent with the overall industry trends. Our third party managers and asset management are focusing on increasing average daily rates, maintaining and growing occupancy while controlling operating costs to improve cash flow to the owner.

The table below represents operating information for the lodging segment and same store properties as of June 30, 2011 and 2010. The properties in the same store portfolio were owned for the entire three and six months ended June 30, 2011 and June 30, 2010.

		Total Lodging Segment								Same Store Lodging Segment
		Three months ended June 30,				Six months ended June 30,				Three months ended June 30,				Six months ended June 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Lodging operating income	$	154,490	$	130,838	$	286,263	$	238,734	$	135,888	$	126,533	$	253,932	$	233,798

Expenses:
Lodging operating expenses	$	94,266	$	79,184	$	181,122	$	150,274	$	82,313	$	76,554	$	159,386	$	147,182
Real estate taxes		7,005		6,964		13,706		14,045		6,165		6,778		12,222		13,810

Total operating expenses	$	101,271	$	86,148	$	194,828	$	164,319	$	88,478	$	83,332	$	171,608	$	160,992

Net operating income	$	53,219	$	44,690	$	91,435	$	74,415	$	47,410	$	43,201	$	82,324	$	72,806

Number of properties		99		97		99		97		91		91		91		91

The lodging segment net operating income increased $17,020 or 23% for the six months ended June 30, 2011 as compared to 2010 primarily due to full operations of the hotel properties acquired in 2010. For the same period, the net income for the same stores increased by $9,518 which is due primarily in the increase in occupancy from 69% to 71%; and the average daily rate from $116 to $121. We continue to obtain reductions in real estate taxes as reflected in the $339 decrease from 2010 to 2011 in the segment portfolio and the $1,588 decrease in the same store portfolio. Overall operating expenses increased as a result of occupancy increases.

Office Segment

		Total Office Properties
		As of June 30,
		2011		2010
Office Properties
Physical occupancy		92%		95%
Economic occupancy		92%		95%
Base rent per square foot	$	15.40	$	15.09
Gross investment in properties	$	2,024,244	$	1,951,132

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	18	37,195	630	0.4%	0.4%	$16.94
2012	25	387,628	7,357	4.0%	4.4%	$18.98
2013	29	647,614	13,198	6.6%	7.9%	$20.38
2014	53	352,375	6,748	3.6%	4.0%	$19.15
2015	42	392,439	7,732	4.0%	4.6%	$19.70
Thereafter	111	7,934,516	131,501	81.4%	78.7%	$16.57

Total	278	9,751,767	167,166	100.0%	100.0%	$17.14

Our investments in office properties largely represent assets leased to and occupied by either a diverse group of tenants or leased to single tenants that fully occupy the space leased. Examples of the former include the IDS Center located in the central business district of Minneapolis, and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C. and catering to medium to high-technology companies and federal government contractors. Examples of the latter include three buildings leased and occupied by AT&T and located in three distinct US office markets—Chicago, St. Louis, and Cleveland. In addition, our office portfolio includes properties leased on a net basis to SunTrust, with the leased locations located in the east and southeast regions of the country.

The table below represents operating information for the office segment and same store properties as of June 30, 2011 and 2010. The properties in the same store portfolio were owned for the three and six months ended June 30, 2011 and June 30, 2010.

		Total Office Segment								Same Store Office Segment
		Three months ended June 30,				Six months ended June 30,				Three months ended June 30,				Six months ended June 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	38,740	$	38,256	$	78,398	$	77,287	$	37,798	$	38,343	$	76,491	$	77,456
Tenant recovery income		6,584		5,688		13,600		15,553		6,313		5,688		13,008		15,553
Other property income		1,737		1,182		2,797		1,845		1,722		1,182		2,780		1,845

Total revenues	$	47,061	$	45,126	$	94,795	$	94,685	$	45,833	$	45,213	$	92,279	$	94,854

Expenses:
Property operating expenses	$	8,348	$	7,557	$	17,189	$	16,770	$	7,956	$	7,645	$	16,294	$	16,943
Real estate taxes		3,525		3,753		7,233		7,900		3,285		3,753		6,768		7,900

Total operating expenses	$	11,873	$	11,310	$	24,422	$	24,670	$	11,241	$	11,398	$	23,062	$	24,843

Net operating income	$	35,188	$	33,816	$	70,373	$	70,015	$	34,592	$	33,815	$	69,217	$	70,011

Average economic occupancy for the period		92%		95%		93%		95%		93%		95%		94%		95%

Number of properties		47		43		47		43		43		43		43		43

Office properties net operating income remained stable on a segment and same store basis with a 0.5% and (0.1)%, respectively. Our office portfolio had a 3% decrease in occupancy from 95% for June 30, 2010 to 92% for June 30, 2011 which was offset by an increase in base rent per square foot from $15.09 to $15.40. Stable occupancy on the same store properties contributed to the consistent operating performance for the comparative periods.

Industrial Segment

		Total Industrial Properties
		As of June 30,
		2011		2010
Industrial Properties
Physical occupancy		89%		93%
Economic occupancy		90%		95%
Base rent per square foot	$	5.81	$	5.78
Gross investments in properties	$	1,086,573	$	1,071,385

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	14	214,655	593	1.5%	0.6%	$2.76
2012	11	1,290,008	5,156	8.8%	5.4%	$4.00
2013	10	1,381,725	7,771	9.4%	8.1%	$5.62
2014	1	23,218	433	0.2%	0.5%	$18.63
2015	5	688,373	2,975	4.7%	3.1%	$4.32
Thereafter	43	11,018,464	78,759	75.4%	82.3%	$7.15

Total	84	14,616,443	95,687	100.0%	100.0%	$6.55

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

The table below represents operating information for the industrial segment and same store properties as of June 30, 2011 and 2010. The properties in the same store portfolio were owned for the three and six months ended June 30, 2011 and June 30, 2010.

		Total Industrial Segment								Same Store Industrial Segment
		Three months ended June 30,				Six months ended June 30,				Three months ended June 30,				Six months ended June 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	22,320	$	22,449	$	44,455	$	43,241	$	21,976	$	22,487	$	40,958	$	40,889
Tenant recovery income		1,608		604		2,417		1,224		1,548		604		2,356		1,224
Other property income		357		45		379		305		106		45		104		39

Total revenues	$	24,285	$	23,098	$	47,251	$	44,770	$	23,630	$	23,136	$	43,418	$	42,152

Expenses:
Property operating expenses	$	1,406	$	1,125	$	2,848	$	2,644	$	1,347	$	1,128	$	2,545	$	2,572
Real estate taxes		1,497		636		2,320		1,351		1,423		635		2,210		1,351

Total operating expenses	$	2,903	$	1,761	$	5,168	$	3,995	$	2,770	$	1,763	$	4,755	$	3,923

Net operating income	$	21,382	$	21,337	$	42,083	$	40,775	$	20,860	$	21,373	$	38,663	$	38,229

Average economic occupancy for the period		93%		95%		93%		95%		93%		95%		94%		95%
Number of properties		72		71		72		71		71		71		64		64

Industrial properties real estate revenues increased from $44,770 for the six months ended June 30, 2010 to $47,251 for the six months ended June 30, 2011 mainly due to the full year of operations related to the acquisition of charter schools in 2010. Industrial properties real estate and operating expenses increased from $3,995 in 2010 to $5,168 in 2011, primarily as a result of higher real estate tax assessments. This increase in expense is offset by an increase in tenant recovery income from $1,224 to $2,417 for six months ended June 30, 2010 to 2011.

A majority of the tenants have net leases and they are directly responsible for operating costs and reimburse us for real estate taxes and insurance. Therefore, industrial segment operating expenses are lower than the other segments.

Multi-family Segment

		Total Multi-family Properties
		For the six months ended June 30,
		2011		2010
Multi-Family Properties
Economic occupancy		92%		87%
End of month scheduled base rent per unit per month	$	882	$	869
Gross investment in properties	$	899,002	$	881,183

These rates are as of the end of the period and do not represent the average rate during the six months ended June 30, 2011 and 2010.

The table below represents operating information for the multi-family segment and same store properties as of June 30, 2011 and 2010. The properties in the same store portfolio were owned for the entire three and six months ended June 30, 2011 and June 30, 2010.

		Total Multi-Family Segment								Same Store Multi-Family Segment
		Three months ended June 30,				Six months ended June 30,				Three months ended June 30,				Six months ended June 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	23,681	$	19,652	$	46,919	$	38,677	$	21,077	$	19,655	$	38,445	$	35,494
Tenant recovery income		141		67		278		143		119		67		235		143
Other property income		1,918		1,867		3,943		3,243		1,729		1,726		3,268		2,877

Total revenues	$	25,740	$	21,586	$	51,140	$	42,063	$	22,925	$	21,448	$	41,948	$	38,514

Expenses:
Property operating expenses	$	9,392	$	8,788	$	18,211	$	16,477	$	8,762	$	8,609	$	15,820	$	15,239
Real estate taxes		2,935		3,212		6,449		6,256		2,342		2,890		4,661		4,938

Total operating expenses	$	12,327	$	12,000	$	24,660	$	22,733	$	11,104	$	11,499	$	20,481	$	20,177

Net operating income	$	13,413	$	9,586	$	26,480	$	19,330	$	11,821	$	9,949	$	21,467	$	18,337

Average economic occupancy for the period		93%		88%		92%		87%		93%		88%		93%		87%
Number of properties		27		24		27		24		24		24		23		23

Multi-family real estate rental revenues increased from $42,063 for the six months ended June 30, 2010 to $51,140 for the six months ended June 30, 2011. The increase is mainly due to the acquired properties and properties placed in service in 2010 as well as an increase in occupancy of 5% during the same period. The property operating expense increased for the six months ended June 30, 2011 compared to 2010 as a result of these additional properties. The multi-family same store net operating income increased by $3,130 or 17% in is primarily due to the 6% increase in occupancy for the six months ended June 30, 2011 to June 30, 2010 coupled by a steady increase in base rent per unit over the same period. The real estate taxes have decreased 6% for the six months ended June 30, 2011 to June 30, 2010.

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

For 2011, we believe that our acquisitions will be fewer than in prior years.

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

Acquisitions and Investments

We completed approximately $64.1 million and $793.1 million of real estate acquisitions in the six months ended June 30, 2011 and 2010, respectively. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the distribution reinvestment plan.

Investments in Consolidated Developments

We have development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family segments. In addition, we have purchased land and incurred pre-development costs of $53.8 million for an additional four multi-family projects.

Although the economy, in general, has started to recover, our retail developments have experienced longer lease-up timelines and future leases could be at leasing rates less than originally underwritten, which will impact the returns that we realize in these investments.

The properties under development and all amounts set forth below are as of June 30, 2011. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($) (e)	Note Payable as of June 30, 2011 ($)	Estimated Placed in Service Date (b) (c )
Woodbridge	Wylie, TX	Retail	519,745	35,732	71,638	0	16,232	(d)
Stone Creek	San Marcos, TX	Retail	469,741	48,280	68,836	0	10,135	(d)
UCF Housing	Orlando, FL	Multi-family	416 rooms	31,684	67,158	0	10,227	Q2 – Q3 2012
UH Fullerton	Fullerton, CA	Multi-family	130 rooms	54,658	154,855	0	0	Q2 – Q3 2013
				170,354	362,487	0	36,594

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(c)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(d)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The Stone Creek and Woodbridge developments are pre-leased at 64% and 60% as of June 30, 2011. The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

(e)	Remaining development costs to be incurred shall be funded through construction financings.

As part of the restructuring and foreclosure of the Stan Thomas Properties note, we began overseeing the infrastructure activities to further the development of the Sacramento Railyards. The Railyards project is a collaborative planning effort of various federal, state and local municipalities to develop an approximate 240 acre site north of Sacramento’s central business district. The current book value is $112.9 million as of June 30, 2011. The project is scheduled to be completed in phases, beginning in 2012-2030.

Distributions

We declared monthly cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2010 to June 30, 2011 totaling $213.4 million or $.50 per share on an annualized basis. These cash distributions were paid with $195.7 million from our cash flow from operations, $14.2 million provided by distributions from unconsolidated entities and excess coverage from prior years. Our average dividend reinvestment program participation was 48% for the six months ended June 30, 2011 compared to 51% for the six months ended June 30, 2010.

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. We also include distributions from unconsolidated entities related to distributions provided by investments in unconsolidated entities since the underlying real estate operations in these entities generate these cash flows. Gain on sales of properties relate to net profits from the sale of certain properties. Our presentation is not intended to be an alternative to our consolidated statements of cash flow and does not present all the sources and uses of our cash.

The following chart presents a historical view of our distribution coverage.

	Six months ended	Twelve months ended
	June 30, 2011	2010	2009	2008	2007	2006
Cash flow provided by operations	$195,683	356,660	369,031	384,365	263,420	65,883
Distribution from unconsolidated entities	14,231	31,737	32,081	41,704	0	0
Gain on sales of properties	1,210	55,412	0	0	0	0
Distributions declared	(213,389)	(417,885)	(405,337)	(418,694)	(242,606)	(41,178)

Excess (deficiency)	$(2,265)	25,924	(4,225)	7,375	20,814	24,705

		Three months ended				Six months ended
		March 31, 2011		June 30, 2011		June 30, 2011
Cash flow provided by operations	$	77,302	$	118,381	$	195,683
Distributions from unconsolidated entities		9,540		4,691		14,231
Gain on sales of properties		0		1,210		1,210
Distributions declared		(106,320)		(107,069)		(213,389)

Excess (deficiency)	$	(19,478)	$	17,213	$	(2,265)

		Three months ended				Six months ended
		March 31, 2010		June 30, 2010		June 30, 2010
Cash flow provided by operations	$	60,642	$	98,739	$	159,381
Distributions from unconsolidated entities		7,583		7,137		14,720
Gain on sales of properties		0		0		0
Distributions declared		(103,426)		(104,121)		(207,547)

Excess (deficiency)	$	(35,201)	$	1,755	$	(33,446)

We had an increase in cash flow from operations and distribution from unconsolidated entities of $35.8 million from the six months ended 2010 to 2011. The increase resulted primarily from the same store operating results of our lodging and multi-family portfolios as well as a full year of operations on our acquired properties. Our cash flow from operations is higher during the second and third quarters as a result of the seasonality in our lodging portfolio.

Financing Activities and Contractual Obligations

Stock Offering

On March 31, 2009, we filed a registration statement to register 50,000,000 shares to be issued pursuant to the DRP. We terminated this registration on April 11, 2011. On March 16, 2011, we filed a registration statement to register an additional 100,000,000 shares to be issued pursuant to the DRP. We had sold a total of 101,147,437 shares under the distribution reinvestment plan as of June 30, 2011.

Share Repurchase Program

Our board of directors adopted an Amended and Restated Share Repurchase Program, effective April 11, 2011. Under this program, we may repurchase shares of our common stock, on a quarterly basis, upon the death of the beneficial owners of our shares. We are authorized to repurchase shares at a price per share equal to 90% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.23 per share.

Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $5.0 million per calendar quarter for this purpose. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. If our funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, we repurchase the shares in chronological order, based upon the beneficial owner’s date of death.

During the three months ended June 30, 2011, we received 595 repurchase requests for an aggregate of 1,886,214 shares of common stock. Of these requests, we repurchased 691,563 shares of common stock for $5 million during the three months ended June 30, 2011, and the remaining 1,194,651 shares will be included with all other shares for which we have received repurchase requests in the next calendar quarter in which funds are available (unless withdrawn). The average price per share for the shares repurchased during the three months ended June 30, 2011 was $7.23 and the repurchases were funded from proceeds from our dividend reinvestment plan.

MB Put/Call Agreement.

As part of our consolidated MB REIT joint venture with Minto Delaware, we entered into a put/call agreement with MB REIT, Minto Delaware and Minto Holdings Inc.

On May 13, 2011, we received a notice of the exercise of the put right from the Sellers. Pursuant to the notice, the Sellers, on October 13, 2011, are entitled to receive, collectively, in cash, an aggregate amount equal to approximately $293.5 million, plus any accrued but unpaid dividends on the Series A Preferred Stock owned by Minto Delaware, in exchange for all of the equity interests in Minto Delaware. After completing this transaction, we will own 100% of Minto Delaware, including Minto Delaware’s investment in MB REIT. We anticipate the sources of the cash payment to be provided by one or a combination of the following: proceeds from financings, proceeds from property dispositions and proceeds from the distribution reinvestment plan.

Borrowings

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2011 (dollar amounts are stated in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$55,128	132,525	541,518	251,776	334,508	2,641,092	3,956,547
Variable rate debt (mortgage loans)	$246,510	572,846	476,580	51,899	125,608	103,390	1,576,833

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	8.06%	5.67%	5.71%	5.50%	5.52%	5.98%	5.89%
Variable rate debt (mortgage loans)	3.22%	3.55%	3.73%	5.22%	5.25%	4.26%	3.79%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $27.5 million, net of accumulated amortization, is outstanding as of June 30, 2011.

We have ten interest rate swap agreements that have converted $410.9 million or 26% of our variable rate mortgage loans from variable to fixed rates. The pay rates range from 0.63% to 4.45% with maturity dates from April 1, 2011 to April, 2013.

As of June 30, 2011, we had approximately $302 million and $705 million in mortgage debt maturing in 2011 and 2012, respectively. We are currently negotiating refinancing on certain debt with various lenders at terms that will most likely require us to pay higher interest rates and to invest additional equity in the outstanding loans. We currently anticipate that we will be able to repay or refinance our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

		Six months ended June 30,
		2011		2010
		(In thousands)
Cash provided by operating activities	$	195,683	$	159,381
Cash used in investing activities		(116,663)		(496,000)
Cash provided by (used in) financing activities		(116,326)		55,000

Decrease in cash and cash equivalents		(37,306)		(281,619)
Cash and cash equivalents, at beginning of period		267,707		500,491

Cash and cash equivalents, at end of period	$	230,401	$	218,872

Cash provided by operating activities was $196 million and $159 million for the six months ended June 30, 2011 and 2010, respectively, and was generated primarily from operating income from property operations and interest and dividends. Operating activities generated approximately $36 million more for the six months ended June 30, 2011 as compared to June 30, 2010 as a result of the full year of operations for our 2010 acquisitions coupled by increased operating results in our lodging and multi-family segments.

Cash used in investing activities was $(117) million and $(496) million for six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, cash was used primarily for purchases of investment properties. We used significantly less cash in our investing activities during the six months ended June 30, 2011 than the six months ended June 30, 2010 due to the decrease in acquisitions.

Cash used in or provided by financing activities was $(116) million and $55 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, we generated proceeds from the distribution reinvestment plan of approximately $100 million and $106 million and repurchased shares as part of our share repurchase program for $5 million and $0. We generated approximately $4 million and $64 million by borrowing against our portfolio of marketable securities for the six months ended June 30, 2011 and 2010, respectively. We generated approximately $310 million from borrowings secured by mortgages on our properties for the six months ended June 30, 2011. During the six months ended June 30, 2010, we generated approximately $280 million from borrowings secured by mortgages on our properties. During the six months ended June 30, 2011 and

2010, we paid approximately $213 million and $207 million, respectively, in distributions to our common stockholders. We also paid off mortgage debt in the amount of $281 million and $171 million for the six months ended June 30, 2011 and 2010.

Contractual Obligations

As part of our consolidated MB REIT joint venture with Minto (Delaware), LLC (“Minto Delaware”), the Company entered into a put/call agreement (the “Put/Call Agreement”) with MB REIT, Minto Delaware and Minto Holdings Inc. (“Minto Holdings”), an affiliate of Minto Delaware, whereby under certain circumstances specified in the Put/Call Agreement, Minto Delaware, of which its investment in MB REIT is its sole asset, can require its investment be repurchased. Specifically, on or after October 11, 2011 until October 11, 2012, Minto Holdings, and any other holders of Minto Delaware (each a “Seller” and collectively, the “Sellers”) have the option to this purchase of their 100% of the membership interests and other equity interests (including rights to acquire equity, such as warrants and options) in Minto Delaware, for an aggregate price equal to approximately $293.5 million in cash, plus any accrued but unpaid dividends on the 3.5% Series A redeemable preferred stock, par value $0.01 per share, of MB REIT (the “Series A Preferred Stock”) owned by Minto Delaware.

On May 13, 2011, we received a notice of the exercise of the put right from the Sellers. Pursuant to the notice, the Sellers, on October 13, 2011, are entitled to receive, collectively, in cash, an aggregate amount equal to approximately $293.5 million, plus any accrued but unpaid dividends on the Series A Preferred Stock owned by Minto Delaware, in exchange for all of the equity interests in Minto Delaware. After completing this transaction, we will own 100% of Minto Delaware, including Minto Delaware’s investment in MB REIT. We anticipate the sources of the cash payment to be provided by one or a combination of the following: proceeds from financings, proceeds from property dispositions and proceeds from the distribution reinvestment plan.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, refer to the liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Notes to Consolidated Financial Statements. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands).

			Investment at
Joint Venture	Ownership %		June 30, 2011
Net Lease Strategic Asset Fund L.P.	85%	$	154,616
Cobalt Industrial REIT II	36%		119,185
D.R. Stephens Institutional Fund, LLC	90%		56,004
NRF Healthcare, LLC.	(a )		92,864
Centro/IA JV, LLC	(a )		110,562
Other Unconsolidated Entities	Various		19,542

		$	552,773

(a)	We have preferred membership interest and are entitled to a 10.5% and 11% preferred dividend in NRF Healthcare, LLC (Refer to Subsequent Events in Notes to Consolidated Financial Statements Footnote 15.) and Centro/IA JV, LLC, respectively.

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

	As of June 30, 2011	As of December 31, 2010

Total assets	$11,214,459	11,391,502

Mortgages, notes and margins payable	$5,572,466	5,532,057

	For the six months ended June 30,
	2011	2010

Total income	$673,205	595,363

Total interest and dividend income	$10,915	15,874

Net loss attributable to Company	$(82,389)	(33,469)

Net loss per common share, basic and diluted (a)	$(.10)	(.04)

Distributions declared to common stockholders	$213,389	207,547

Distributions declared per weighted average common share (a)	$.25	.25

Funds From Operations (a)(b)	$146,042	206,025

Cash flows provided by operating activities	$195,683	159,381

Cash flows used in investing activities	$(116,663)	(496,000)

Cash flows provided by (used in) financing activities	$(116,326)	55,000

Weighted average number of common shares outstanding, basic and diluted	852,915,215	829,534,862

(a)	The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the six months ended June 30, 2011 and 2010, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the six months ended June 30, 2011 and 2010. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder’s shares, only to the extent of a shareholder’s basis. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)	One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under U.S. generally accepted accounting principles or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations, or “FFO”, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our property performance to our investment objectives. FFO is calculated as follows (in thousands):

			For the six months ended June 30,
			2011	2010

	Net loss applicable to common shares	$	(82,389)	(33,469)
Add:	Depreciation and amortization:
	Related to investment properties		216,946	220,437
	Related to investment in unconsolidated entities		25,108	19,639
Less:	Noncontrolling interests’ share:
	Gains from property sales		(1,210)	690
	Gains from property sales reflected in equity in earnings of unconsolidated entities		(11,141)	0
	Depreciation and amortization related to investment properties		(1,272)	(1,272)

	Funds from operations	$	146,042	206,025

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income or significant non-cash items that impact our cash flow provided by operation activities from the periods presented:

		For the six months ended June 30,
		2011	2010

Provision for asset impairment	$	58,175	3,779
Provision for asset impairment included in discontinued operations	$	0	945
Straight-line rental income	$	(7,002)	(9,099)
Amortization of above/below market leases	$	(733)	(138)
Amortization of mark to market debt discounts	$	11,232	2,162
Gain on extinguishment of debt	$	0	(19,227)
Acquisition and transaction costs	$	503	1,205

Subsequent Events

Subsequent to June 30, 2011, we acquired one lodging and one retail property for $69 million and $95 million, respectively.

On July 17, 2011, our interest in NRF Healthcare, LLC was purchased by the joint venture partner for approximately $100 million. We had a Series A Convertible Preferred Membership interest and was entitled to a 10.5% preferred dividend. The venture was reflected in investment in unconsolidated entities on the consolidated balance sheet and had an investment balance of $92.9 million as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $16.0 million. If market rates of interest on all of the floating rate debt permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $16.0 million.

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

		2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$	55,128	132,525	541,518	251,776	334,508	2,641,092	3,956,547
Variable rate debt (mortgage loans)	$	246,510	572,846	476,580	51,899	125,608	103,390	1,576,833

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)		8.06%	5.67%	5.71%	5.50%	5.52%	5.98%	5.89%
Variable rate debt (mortgage loans)		3.22%	3.55%	3.73%	5.22%	5.25%	4.26%	3.79%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $27.5 million, net of accumulated amortization, is outstanding as of June 30, 2011.

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

There were no other than temporary impairments recognized on our marketable securities for the six months ended June 30, 2011 and $676 thousand for the six months ended June 30, 2010. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments from time to time. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be during 2011.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of June 30, 2011. (dollar amounts stated in thousands)

		Cost		Fair Value		Hypothetical 10% Decrease in Market Value		Hypothetical 10% Increase in Market Value
Marketable securities	$	345,811	$	279,796	$	251,816	$	307,776

Derivatives

The following table summarizes our interest rate swap and cap contracts outstanding as of June 30, 2011 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index		Notional Amount		Fair Value December 31, 2010		Fair Value of June 30, 2011
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	$	N/A	$	(312)	$	N/A
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR		24,425		(253)		0
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR		33,062		(1,819)		(1,596)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)		20,245		0		0
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR		16,637		(242)		(129)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		22,000		(282)		(162)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		33,655		(84)		(85)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR		125,000		(487)		(307)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727		(54)		(208)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,468		N/A		(187)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		23,022		N/A		(162)
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR		56,702		N/A		(833)

					$	410,943	$	(3,533)	$	(3,669)

(1) Interest rate cap at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $457 and $1,274 and is included in advance rent and other liabilities on the consolidated balance sheets as of June 30, 2011 and December 31, 2010. Refer to Commitments and Contingencies in Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Except as otherwise described below, there were no material developments during the six months ended June 30, 2011 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board later adopted an Amended and Restated Share Repurchase Program, effective April 11, 2011 (the “Amended Program”). Under this Amended Program, we may repurchase shares of our common stock, on a quarterly basis, upon the death of the beneficial owners of our shares. We are authorized to repurchase shares at a price per share equal to 90% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.23 per share.

Our obligation to repurchase any shares under the Amended Program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $5.0 million per calendar quarter for this purpose. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. If our funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, we repurchase the shares in chronological order, based upon the beneficial owner’s date of death.

The Amended Program will immediately terminate if our shares are approved for listing on any national securities exchange. We may amend or modify any provision of the Amended Program, or reject any request for repurchase, at any time in our board’s sole discretion.

The table below outlines the shares of common stock we repurchased pursuant to the Amended Program during the three months ended June 30, 2011.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2011	0	N/A	0	(1)
May 2011	0	N/A	0	(1)
June 2011	691,563	$7.23	691,563	(1)

Total	691,563	$7.23	691,563	(1)

(1)	A description of the maximum number of shares that may be purchased under our Amended Program is included in the narrative preceding this table.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	August 12, 2011	Date:	August 12, 2011

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Amended and Restated Share Repurchase Program, effective April 11, 2011 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 11, 2011)

99.2	First Amendment to the Amended and Restated Share Repurchase Program, effective August 12, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 12, 2011)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

*	Filed as part of this Quarterly Report on Form 10-Q.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.