Form 10-Q
period 2011-09-30
Inland American Real Estate Trust, Inc.
filed 2011-11-10
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Yes ☐    No X

As of November 4, 2011, there were 865,754,128 shares of the registrant’s common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

	Part I - Financial Information	Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	1

	Consolidated Statements of Operations and Other Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010 (unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	44

	Part II - Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	Reserved	45

Item 5.	Other information	45

Item 6.	Exhibits	46

	Signatures	47

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place® trademark is the property of Hyatt Corporation (“Hyatt”). Intercontinental Hotels ® trademark is the property of IHG. Wyndham ® and Baymont Inn & Suites ® trademarks are the property of Wyndham Worldwide. Comfort Inn ® trademark is the property of Choice Hotels International. Fairmont Hotels and Resorts is a trademark. The Aloft service name is the property of Starwood. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

		September 30, 2011		December 31, 2010
Assets:		(unaudited)
Investment properties:
Land	$	1,923,773	$	1,883,486
Building and other improvements		8,544,127		8,411,621
Construction in progress		336,648		306,673

Total		10,804,548		10,601,780
Less accumulated depreciation		(1,256,406)		(1,038,829)

Net investment properties		9,548,142		9,562,951
Cash and cash equivalents		255,903		267,707
Restricted cash and escrows		110,532		96,089
Investment in marketable securities		259,510		268,726
Investment in unconsolidated entities		460,579		573,274
Accounts and rents receivable (net of allowance of $9,420 and $7,905)		117,812		101,465
Intangible assets, net		337,277		386,916
Deferred costs and other assets		118,982		134,374

Total assets	$	11,208,737	$	11,391,502

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$	5,692,145	$	5,532,057
Accounts payable and accrued expenses		38,795		33,672
Distributions payable		35,987		35,267
Accrued real estate taxes		61,597		52,479
Advance rent and other liabilities		75,162		81,043
Intangible liabilities, net		79,460		81,698
Other financings		47,762		47,762

Total liabilities		6,030,908		5,863,978

Noncontrolling redeemable interests		293,480		264,132
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding		0		0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 863,687,416 and 846,406,774 shares issued and outstanding		864		846
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)		7,728,704		7,605,105
Accumulated distributions in excess of net loss		(2,864,584)		(2,409,370)
Accumulated other comprehensive income		16,801		49,430

Total Company stockholders’ equity		4,881,785		5,246,011

Noncontrolling interests		2,564		17,381

Total equity		4,884,349		5,263,392

Total liabilities and equity	$	11,208,737	$	11,391,502

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended September 30, 2011 (unaudited)		Three months ended September 30, 2010 (unaudited)		Nine months ended September 30, 2011 (unaudited)		Nine months ended September 30, 2010 (unaudited)
Income:
Rental income	$	163,441	$	157,392	$	487,092	$	456,214
Tenant recovery income		23,675		24,036		72,124		68,292
Other property income		4,916		4,814		15,047		12,302
Lodging income		147,614		124,069		427,989		357,889

Total income		339,646		310,311		1,002,252		894,697

Expenses:
General and administrative expenses		8,923		8,718		23,137		30,053
Property operating expenses		35,712		32,678		104,714		94,250
Lodging operating expenses		95,440		80,009		272,892		227,135
Real estate taxes		22,965		23,536		73,698		70,908
Depreciation and amortization		109,052		106,501		325,406		316,453
Business manager management fee		10,000		10,000		30,000		26,000
Provision for asset impairment		40,049		22,412		70,811		26,191
Impairment of note receivable		0		94,627		0		94,627

Total expenses		322,141		378,481		900,658		885,617

Operating income	$	17,505	$	(68,170)	$	101,594	$	9,080

Interest and dividend income		6,188		9,368		17,102		25,242
Other income (loss), net		19,487		(320)		17,181		543
Interest expense		(75,727)		(74,540)		(233,117)		(214,846)
Equity in (losses) earnings of unconsolidated entities		(4,573)		620		863		(5,285)
Gain (impairment) of investment in unconsolidated entities, net		7,545		(11,239)		7,545		(11,239)
Realized gain (loss) and impairment on securities, net		(23,244)		11,816		(16,353)		19,864

Loss before income taxes	$	(52,819)	$	(132,465)	$	(105,185)	$	(176,641)

Income tax expense	$	(1,234)	$	(528)	$	(2,172)	$	(1,076)

Net loss from continuing operations	$	(54,053)	$	(132,993)	$	(107,357)	$	(177,717)

Income (loss) from discontinued operations, net	$	5,101	$	13,099	$	(20,112)	$	28,762

Net loss	$	(48,952)	$	(119,894)	$	(127,469)	$	(148,955)

Less: Net income attributable to noncontrolling interests		(2,725)		(2,586)		(6,596)		(6,994)

Net loss attributable to Company	$	(51,677)	$	(122,480)	$	(134,065)	$	(155,949)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended September 30, 2011 (unaudited)		Three months ended September 30, 2010 (unaudited)		Nine months ended September 30, 2011 (unaudited)		Nine months ended September 30, 2010 (unaudited)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities		(48,099)		21,545		(49,454)		22,339
Reversal of unrealized (gain) loss to realized gain (loss) or impairment on investments securities		23,244		(11,816)		16,353		(19,864)
Unrealized gain on derivatives		642		89		472		484

Comprehensive income (loss)	$	(75,890)	$	(112,662)	$	(166,694)	$	(152,990)

Net loss, per common share, from continuing operations	$	(.07)	$	(.17)	$	(.14)	$	(.23)

Income (loss), per common share, from discontinued operations	$	.01	$	.02	$	(.02)	$	.04

Net loss, per common share, basic and diluted	$	(.06)	$	(.15)	$	(.16)	$	(.19)

Weighted average number of common shares outstanding, basic and diluted		861,505,671		837,717,745		855,810,167		832,292,463

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the nine months ended September 30, 2011

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total		Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	$	846	$	7,605,105	$	(2,409,370)	$	49,430	$	17,381	$	5,263,392	$	264,132
Net income (loss)	0		0		0		(134,065)		0		(1,218)		(135,283)		7,814
Unrealized loss on investment securities	0		0		0		0		(49,454)		0		(49,454)		0
Reversal of unrealized gain to realized gain on investment securities	0		0		0		0		16,353		0		16,353		0
Unrealized gain on derivatives	0		0		0		0		472		0		472		0
Distributions declared	0		0		0		(321,149)		0		(500)		(321,649)		(7,814)
Adjustment to redemption value for noncontrolling redeemable interest	0		0		(16,249)		0		0		(13,099)		(29,348)		29,348
Proceeds from distribution reinvestment plan	18,663,768		19		149,847		0		0		0		149,866		0
Share repurchase program	(1,383,126)		(1)		(9,999)		0		0		0		(10,000)		0

Balance at September 30, 2011	863,687,416	$	864	$	7,728,704	$	(2,864,584)	$	16,801	$	2,564	$	4,884,349	$	293,480

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the nine months ended September 30, 2010

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total		Noncontrolling Redeemable Interests
Balance at January 1, 2010	823,619,190	$	824	$	7,397,831	$	(1,815,054)	$	29,712	$	18,869	$	5,632,182	$	264,132
Net income (loss)	-		-		-		(155,949)		-		61		(155,888)		6,933
Unrealized gain on investment securities	-		-		-		-		22,339		-		22,339		-
Reversal of unrealized gain to realized gain on investment securities	-		-		-		-		(19,864)		-		(19,864)		-
Unrealized gain on derivatives	-		-		-		-		484		-		484		-
Distributions declared	-		-		-		(312,345)		-		(2,091)		(314,436)		(6,933)
Contributions from noncontrolling interests	-		-		-		-		-		855		855		-
Proceeds from distribution reinvestment plan	16,536,503		16		157,082		-		-		-		157,098		-

Balance at September 30, 2010	840,155,693	$	840	$	7,554,913	$	(2,283,348)	$	32,671	$	17,694	$	5,322,770	$	264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

		Nine months ended September 30, 2011 (unaudited)		Nine months ended September 30, 2010 (unaudited)
Cash flows from operations:
Net loss	$	(127,469)	$	(148,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		328,409		332,741
Amortization of above and below market leases, net		(1,015)		(155)
Amortization of debt premiums, discounts and financing costs		15,361		13,382
Straight-line rental income		(10,457)		(13,267)
Provision for asset and notes receivable impairment		98,224		121,763
Gain on extinguishment of debt		(678)		(19,227)
Gain on sale of property		(304)		(14,252)
Equity in (earnings) loss of unconsolidated entities		(863)		5,285
Distributions from unconsolidated entities		9,746		3,827
(Gain) impairment of investment in unconsolidated entities		(7,545)		11,239
Realized gain on investments in securities, net		(8,003)		(21,720)
Impairment of investments in securities		24,356		1,856
Other non-cash adjustments		(18,995)		472
Changes in assets and liabilities:
Accounts and rents receivable		(6,089)		(6,981)
Other assets		(1,685)		7,823
Accounts payable and accrued expenses		4,727		(5,506)
Advance rent and other liabilities		(1,649)		(2,950)
Accrued real estate taxes		6,612		5,766

Net cash flows provided by operating activities		302,683		271,141

Cash flows from investing activities:
Purchase of investment properties		(329,953)		(347,887)
Acquired in-place and market lease intangibles, net		(13,759)		(73,343)
Capital expenditures and tenant improvements		(48,253)		(80,966)
Investment in development projects		(56,951)		(37,104)
Sale of investment properties		116,340		89,632
Purchase of investment securities		(72,454)		(79,028)
Sale of investment securities		32,216		69,298
Investment in unconsolidated entities		(409)		(65,206)
Proceeds from sale of investment in unconsolidated entities		100,408		0
Distributions from unconsolidated entities		25,922		22,996
Payment of leasing and franchise fees		(6,688)		(6,150)
Purchase of note receivable		0		(34,253)
Payments from note receivable		18,436		3,491
Restricted escrows		(14,903)		(17,223)
Other assets		(13,347)		4,312

Net cash flows used in investing activities		(263,395)		(551,431)

Cash flows from financing activities:
Proceeds from the distribution reinvestment plan		149,866		157,098
Shares repurchased		(10,000)		0
Distributions paid		(320,429)		(311,655)
Proceeds from mortgage debt and notes payable		463,390		386,201
Payoffs of mortgage debt		(346,063)		(223,019)
Principal payments of mortgage debt		(25,306)		(10,681)
Proceeds from margin securities debt		56,839		35,842
Payment of loan fees and deposits		(11,075)		(7,606)
Distributions paid to noncontrolling interests		(500)		(2,091)
Distributions paid to noncontrolling redeemable interests		(7,814)		(6,933)
Contributions from noncontrolling interest		0		855

Net cash flows provided by (used in) financing activities		(51,092)		18,011

Net decrease in cash and cash equivalents		(11,804)		(262,279)
Cash and cash equivalents, at beginning of period		267,707		500,491

Cash and cash equivalents, at end of period	$	255,903	$	238,212

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

		Nine months ended September 30, 2011 (unaudited)		Nine months ended September 30, 2010 (unaudited)
Supplemental disclosure of cash flow information:

Purchase of investment properties	$	(330,940)	$	(762,180)
Tenant and real estate tax liabilities assumed at acquisition		987		4,487
Assumption of mortgage debt at acquisition		0		457,685
Non-cash mortgage discount/premium		0		(47,879)

	$	(329,953)	$	(347,887)

Cash paid for interest, net of capitalized interest of $8,030 and $2,600	$	218,595	$	214,395

Supplemental schedule of non-cash investing and financing activities:

Property surrendered in exchange for extinguishment of debt	$	8,231	$	10,492

Property acquired through exchange of note receivable	$	20,000	$	42,827

Conversion of note receivable to equity interest	$	17,150		0

Redemption value adjustment for noncontrolling redeemable interest	$	29,348	$	0

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

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

At September 30, 2011, the Company owned a portfolio of 976 commercial real estate properties compared to 981 properties at September 30, 2010. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	734	22,567,220 square feet
Lodging	96	15,813 rooms
Office	46	10,424,445 square feet
Industrial	73	16,187,215 square feet
Multi-Family	27	9,790 units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2011. Refer to the Company’s 2010 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the nine months ended September 30, 2011 and 2010, the Company incurred $1,254 and $1,603, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisitions for the nine months ended September 30, 2011.

Segment	Property	Date		Gross Acquisition Price	Sq Ft/Units/Rooms
Lodging	Marriott-Charleston	02/25/2011	$	25,500	352 rooms
Retail	Sparks Crossing	03/21/2011		38,600	330,121 square feet
Lodging	Fairmont Dallas	08/01/2011		69,000	545 rooms
Retail	White Oaks	08/03/2011		95,000	550,485 square feet
Retail	Bay Colony Town Center II	08/19/2011		40,000	202,113 square feet
Lodging	Marriott Napa Valley	08/26/2011		72,000	275 rooms

Total			$	340,100

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

(4) Discontinued Operations

The table below reflects disposition activity for the nine months ended September 30, 2011.

Segment	Property	Date		Gross Disposition Price	Sq Ft/Units/Rooms
Industrial	McKesson Distribution Center	06/02/2011	$	9,250	162,613 square feet
Lodging	Residence Inn – Phoenix	06/30/2011		5,100	168 rooms
Lodging	Towne Place Suites -5 Hotel Properties	09/09/2011		30,230	571 rooms
Office	ComputerShare	09/09/2011		57,000	185,171 square feet
Retail	Various Retail Properties (3)	N/A		5,744	250,291 square feet

Total			$	107,324

For the nine months ended September 30, 2011, the Company had proceeds from the sale of investment properties of $116,340, which included the sale of a land parcel held for development. Gains of $304 were realized from the property dispositions as well as gain of $678 on the extinguishment of debt on one property surrendered to the lender. For the three months ended September 30, 2011, a mark to market mortgage premium was fully amortized as result of the related property’s disposition and extinguishment of debt. The mortgage premium amortization of $6,246 is reflected as a reduction of expense in discontinued operations on the consolidated statements of operations and other comprehensive income.

For the nine months ended September 30, 2010, the Company has sold six lodging properties for total net proceeds of $89,632. Gains of $14,252 were realized in the sales. In addition, the Company has transferred land previously held by a consolidated joint venture to the lender in satisfaction of the outstanding debt balance. A gain of $19,227 was realized on extinguishment of the debt.

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The Company disposed of eleven assets and surrendered one property to the lender for the nine months ended September 30, 2011 and six assets for the nine months ended September 30, 2010. The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the nine months ended September 30, 2011 and 2010.

		Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Revenues	$	4,002	$	13,064	$	16,672	$	45,480
Expenses		(1,327)		14,907		37,766		50,197

Operating loss from discontinued operations		5,329		(1,843)		(21,094)		(4,717)

Gain (loss) on sale of properties		(906)		14,942		304		14,252
Gain on extinguishment of debt		678		0		678		19,227

Income (loss) from discontinued operations, net	$	5,101	$	13,099	$	(20,112)	$	28,762

Expenses include impairments of $0 and $27,413, and $0 and $945 for the three and nine months ended September 30, 2011 and 2010, and a reduction of expense of $6,246 for mortgage premium amortization for the three and nine months ended September 30, 2011.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

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

The applicable amounts for various consolidated VIEs are included in the consolidated balance sheets as presented in the table below.

		As of September 30, 2011		As of December 31, 2010
Net investment properties	$	118,174	$	156,464
Other assets		9,156		10,457

Total assets		127,330		166,921
Mortgages, notes and margins payable		(84,949)		(95,188)
Other liabilities		(49,118)		(50,538)

Total liabilities	$	(134,067)	$	(145,726)

Net assets	$	(6,737)	$	21,195

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

Entity	Description	Ownership %	Investment at September 30, 2011		Investment at December 31, 2010
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	$145,647	$	160,487
Cobalt Industrial REIT II	Industrial portfolio	36%	116,297		124,750
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	55,887		57,389
NRF Heathcare, LLC	Senior housing portfolio	(a)	0		87,878
Brixmor/IA JV, LLC	Retail Shopping Centers	(b)	105,990		121,534
Other Unconsolidated Entities	Various Real Estate investments	Various	36,758		21,236

			$460,579	$	573,274

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

(a)	On July 17, 2011, the Company’s interest in NRF Healthcare,LLC was purchased by the joint venture partner for $100,408. For the nine months ended September 30, 2011, the Company recorded a gain of $7,545 related to this sale.

(b)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC (formerly Centro/IA JV, LLC).

On July 7, 2011, a foreclosure sale was held on a hotel property which secured one of the Company’s notes receivable. The note had been in default and fully impaired in 2009. A trust, on behalf of the lender group, was the successful bidder at the foreclosure sale and thereby, the Company obtained an equity interest in the trust which is the 100% owner of the hotel property. The Company’s interest is not consolidated and the equity method is used to account for the investment. The Company recorded its equity interest at fair value and recognized a gain of $17,150 on the conversion of the note reflected in other income on the consolidated statement of operations and other comprehensive income.

The Company recorded an impairment of $0 and $11,239 related to three of its unconsolidated entities for the nine months ended September 30, 2011 and 2010, respectively.

Combined Financial Information

The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

		September 30, 2011		December 31, 2010
		(dollars in thousands)		(dollars in thousands)
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$	2,194,975	$	2,999,916
Other assets		374,910		335,640

Total Assets	$	2,569,885	$	3,335,556

Liabilities and Equity:
Mortgage debt	$	1,441,255	$	2,063,151
Other liabilities		108,079		109,265
Equity		1,020,551		1,163,140

Total Liabilities and Equity	$	2,569,885	$	3,335,556

Company’s share of equity	$	451,465	$	563,141
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,357 and $1,446, respectively)		9,114		10,133

Carrying value of investments in unconsolidated entities	$	460,579	$	573,274

		September 30, 2011		September 30, 2010
		(dollars in thousands)		(dollars in thousands)
Statements of Operations:
Revenues	$	220,397	$	223,679

Expenses:
Interest expense and loan cost amortization	$	75,667	$	76,411
Depreciation and amortization		86,550		75,106
Operating expenses, ground rent and general and administrative expenses		72,562		77,386
Impairments		8,424		22,984

Total expenses	$	243,203	$	251,887
Net loss before loss on sale of real estate	$	(22,806)	$	(28,208)
Loss on sale of real estate		(535)		0

Net income (loss)	$	(23,341)	$	(28,208)

Company’s share of:
Net loss, net of excess basis depreciation of $109 and $670	$	863	$	(5,285)
Depreciation and amortization (real estate related)	$	43,405	$	30,697

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

The unconsolidated entities had total third party debt of $1,441,255 at September 30, 2011 that matures as follows:

2011	$	31,556
2012		213,133
2013		182,504
2014		139,878
2015		124,224
Thereafter		749,960

	$	1,441,255

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the nine months ended September 30, 2011 and 2010.

				For then nine months ended				Unpaid amounts as of
				September 30, 2011		September 30, 2010		September 30, 2011		December 31, 2010
General and administrative:
General and administrative reimbursement	(a	)	$	6,311	$	6,154	$	1,758	$	1,862
Loan servicing	(b	)	$	438	$	430	$	0	$	0
Investment advisor fee	(c	)	$	1,181	$	1,073	$	134	$	127

Total general and administrative to related parties			$	7,930	$	7,657	$	1,892	$	1,989

Property management fees	(d	)	$	23,306	$	21,258	$	27	$	100
Business manager management fee	(e	)	$	30,000	$	26,000	$	10,000	$	10,000
Loan placement fees	(f	)	$	801	$	708	$	0	$	0

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of September 30, 2011 and December 31, 2010 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee. The loan servicing fees are 200 dollars per month, per loan for the Company’s non-lodging properties and 225 dollars per month, per loan for the Company’s lodging properties.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)	The property managers, entities owned principally by individuals who are related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property managers are entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company, which the Company has never incurred or paid. Unpaid amounts as of September 30, 2011 and December 31, 2010 are included in advanced rent and other liabilities on the consolidated balance sheets. In addition to the fee, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $6,000 and $3,794 for the nine months ended September 30, 2011 and 2010.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

(e)	After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the nine months ended September 30, 2011 and 2010, average invested assets were $11,358,093 and $11,385,166 and operating expenses, as defined, were $51,883 and $54,450 or .61% and .64%, respectively, on an annualized basis. The Company incurred a business manager fee of $30,000 and $26,000 for the nine months ended September 30, 2011 and 2010. The Business Manager waived the remaining fee of $55,186 and $59,389, respectively.

(f)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of September 30, 2011 and December 31, 2010, the Company had deposited $373 and $370, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IRC), Inland Western Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $6,979 and $7,332 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

In addition, the Company held 889,820 shares of IRC valued $6,569 of September 30, 2011. As of September 30, 2010 the Company held 833,820 shares of IRC valued at $6,929.

(7) Investment in Marketable Securities

Investment in marketable securities of $259,510 and $268,726 at September 30, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company had net accumulated other comprehensive income of $19,863 and $36,021, which includes gross unrealized losses of $12,379 and $7,361 as of September 30, 2011 and September 30, 2010, respectively. All such gross unrealized losses on investments have been in an unrealized position for less than twelve months and such investments have a related fair value of $78,375 as of September 30, 2011.

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the three and nine months ended September 30, 2011, the Company recorded impairment of $24,356 compared to an impairment of $1,160 and $1,856 for the three and nine months ended September 30, 2010 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

Dividend income is recognized when earned. During the nine months ended September 30, 2011 and 2010, dividend income of $13,304 and $13,662 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

(8) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of September 30, 2011 and December 31, 2010 were $5,605,429 and $5,508,668 and had a weighted average interest rate of 5.3% and 5.1% per annum, respectively. Mortgage premium and discount, net was a discount of $32,224 and $38,712 as of September 30, 2011 and December 31, 2010. As of September 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047.

		As of September 30, 2011	Weighted average interest rate
2011	$	265,737	3.91%
2012	$	718,522	3.96%
2013	$	1,013,424	4.80%
2014	$	361,088	5.11%
2015	$	459,274	5.45%
Thereafter	$	2,787,384	5.89%

The Company is negotiating refinancing debt maturing in 2011 and 2012 with various lenders at terms that may require us to pay higher interest rates. It is anticipated that the Company will be able to repay, refinance or extend the maturities and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the outstanding debt, approximately $870,088 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2011, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $96,259; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $26,548 in 2011, $5,767 in 2012 and $63,944 in 2017.

During the first quarter of 2011, the Company fully amortized the $10,368 of a mark to market mortgage discount on three properties. The recognition of the $10,368 discount was recorded as a result of the properties’ mortgage loans, totaling $63,955, being in default. During the third quarter of 2011, the Company disposed of one property that had a mortgage premium on its outstanding debt of approximately $6,246. Upon disposition, the $6,246 was recognized as a deduction of interest expense to reflect the full amortization of the mortgage premium, which is reflected in discontinued operations.

The Company has purchased a portion of its securities through margin accounts. As of September 30, 2011 and December 31, 2010, the Company has recorded a payable of $118,940 and $62,101, respectively, for securities purchased on margin. At September 30, 2011 and December 31, 2010, this rate was .573% and .609%. Interest expense in the amount of $120 and $290 and $124 and $325 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2011 and 2010, respectively.

(9) Derivatives

As of September 30, 2011, in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap and cap agreements, with a notional value of $442,749. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. The interest rate swaps and cap were considered highly effective as of September 30, 2011. The change in the fair value of the Company’s swaps as reflected in other comprehensive loss on the consolidated statements of operations and other comprehensive income was $472 for the nine months ended September 30, 2011.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

The following table summarizes interest rate swap and cap contracts outstanding as of September 30, 2011 and December 31, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index		Notional Amount		Fair Value September 30, 2011		Fair Value December 31, 2010
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	month LIBOR	$	N/A	$	N/A	$	(312)
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR		N/A		N/A		(253)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR		33,062		(1,418)		(1,819)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)		20,245		0		0
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR		16,637		(61)		(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		22,000		(83)		(282)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		33,296		(47)		(84)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR		125,000		(140)		(487)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727		(240)		(54)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,408		(166)		N/A
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		22,970		(144)		N/A
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR		56,702		(657)		N/A
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR		56,702		(84)		N/A

					$	442,749	$	(3,040)	$	(3,533)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $84 and $196 of ineffectiveness expense during the nine months ended September 30, 2011 and 2010, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2011 and 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,					Nine Months Ended September 30,					Nine Months Ended September 30,
	2011		2010			2011		2010			2011		2010
Interest Rate Products	$472	$	484	Interest expense	$	3,103	$	3,396	Interest expense	$	(84)	$	(196)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

Non-designated Hedges

The Company has entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for as such. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $0 and $1,274 and is included as a liability in advance rent and other liabilities on the consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, with $1,274 and $352 included in other income on the consolidated statements of operations and other comprehensive income at September 30, 2011 and 2010, respectively. On May 13, 2011, the Company received a notice of the joint venture partners’ intent to exercise the put right pursuant to the terms of the MB REIT joint venture. On October 4, 2011, the Company restructured the agreement executing a promissory note and making a cash payment in settlement of the put agreement. Refer to Commitments and Contingencies Footnote 14.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2011
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$259,510	0	0

Total assets	$259,510	0	0

Derivative interest rate instruments	$0	(3,040)	0

Total liabilities	$0	(3,040)	0

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

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

Level 1

At September 30, 2011 and December 31, 2010, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Level 3

Recurring Measurements

The following table summarizes activity for the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2011:

	Level 3 Assets		Level 3 Liabilities
Balance, December 31, 2010	$14,888	$	(1,274)
Purchases	0		0
Sales	(16,363)		0
Realized gains	1,475		1,274
Unrealized gains	0		0

Balance, September 30, 2011	$0	$	0

The Company’s valuation of its put/call agreement in MB REIT is determined using present value estimates of the put liability based on probable dividend yields.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

Non-Recurring Measurements

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash impairment charges to write the investments to their fair values for the nine months ended September 30, 2011 and 2010. The asset groups that were impaired to fair value through this evaluation are:

	For the nine months ended September 30, 2011				For the nine months ended September 30, 2010
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Gain (Losses)		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment (Losses)
Investment properties	$188,431	$	(70,811)	$	21,174	$	(26,191)
Investment in unconsolidated entities	$17,150	$	17,150	$	0	$	0

Total	$205,581		(53,661)	$	21,174	$	(26,191)

The Company’s estimated fair value relating to the investment properties’ impairment analysis is based on a comparison of letters of intent or purchase contracts, broker opinions of value and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the nine months ended September 30, 2011, the Company identified certain properties which may have a reduction in the expected holding period and the Company reviewed the probability of these assets’ dispositions. The impairment recorded for the three months ended September 30, 2011 of $40,049 was a result of a reduction in the expected holding period of the related assets. For the nine months ended, September 30, 2011 and September 30, 2010, the impairment of the investment properties was $70,811 and $26,191, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $27,413 and $945 is included in discontinued operations for the nine months ended September 30, 2011 and September 30, 2010, respectively.

The Company recognized an investment in unconsolidated entities equal to its equity investment in a trust which owns 100% of a hotel property. The fair value of hotel property was estimated based on analysis of appraisals, broker opinions of value, and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of September 30, 2011 and December 31, 2010.

	September 30, 2011				December 31, 2010
	Carrying Value		Estimated Fair Value		Carrying Value		Estimated Fair Value
Mortgage and notes payable	$5,605,429	$	5,679,432	$	5,508,668	$	5,408,898
Margins payable	$118,940	$	118,940	$	62,101	$	62,101

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

September 30, 2011

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

In 2007, the Company formed wholly-owned taxable REIT subsidiaries in connection with the acquisition of the lodging portfolios and student housing. Taxable income from non-REIT activities managed through these taxable REIT subsidiaries is subject to federal, state, and local income taxes. As such, the Company’s taxable REIT subsidiaries are required to pay income taxes at the applicable rates. In addition, the Company is also subject to certain state and local taxes. For the nine months ended September 30, 2011 and 2010, an income tax expense of $2,172 and $1,076 was included on the consolidated statements of operations and other comprehensive income.

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

Prior to October 1, 2010, the Company considered the net property operations of the assets of LIP Holdings, LLC, its 100% owned subsidiary (LIP-H), which consisted of eight operating office and retail properties, a segment. Due to the settlement and consolidation of the remaining Lauth assets and the disposition of four of eight LIP-H assets, the Company no longer evaluates the net property operations of these assets as a segment. For the nine months ended September 30, 2011, the assets of the LIP-H segment were classified into the appropriate segment as identified above. The Company has restated the prior years’ comparatives to conform with current year presentation.

For the period ended September 30, 2011, approximately 8% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc. Also, as of September 30, 2011, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2011.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	159,700	$	36,017	$	78,394	$	20,960	$	0	$	24,329
Straight-line rents		3,459		956		1,423		1,060		0		20
Amortization of acquired above and below market leases, net		282		9		340		(67)		0		0

Total rental income	$	163,441	$	36,982	$	80,157	$	21,953	$	0	$	24,349

Tenant recovery income		23,675		5,642		17,158		743		0		132
Other property income		4,916		1,260		1,116		527		0		2,013
Lodging income		147,614		0		0		0		147,614		0

Total income	$	339,646	$	43,884	$	98,431	$	23,223	$	147,614	$	26,494

Operating expenses	$	154,117	$	10,461	$	25,877	$	2,025	$	102,340	$	13,414
Net property operations	$	185,529	$	33,423	$	72,554	$	21,198	$	45,274	$	13,080

Non allocated expenses (a)	$	(127,975)
Other income and expenses (b)	$	(74,530)
Income (loss) from unconsolidated entities (c)	$	2,972
Provision for asset impairment	$	(40,049)

Net loss from continuing operations	$	(54,053)

Income from discontinued operations, net	$	5,101

Net income attributable to noncontrolling interests	$	(2,725)

Net loss attributable to Company	$	(51,677)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain and impairment on securities, net, and income tax expense.
(c)	Income (loss) from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2010

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	153,053	$	35,837	$	75,004	$	21,128	$	0	$	21,084
Straight-line rents		4,154		1,374		1,752		993		0		35
Amortization of acquired above and below market leases, net		185		(8)		265		(72)		0		0

Total rental income	$	157,392	$	37,203	$	77,021	$	22,049	$	0	$	21,119

Tenant recovery income		24,036		6,486		17,077		397		0		76
Other property income		4,814		1,120		1,287		279		0		2,128
Lodging income		124,069		0		0		0		124,069		0

Total income	$	310,311	$	44,809	$	95,385	$	22,725	$	124,069	$	23,323

Operating expenses	$	136,223	$	10,744	$	24,863	$	1,060	$	85,969	$	13,587
Net property operations	$	174,088	$	34,065	$	70,522	$	21,665	$	38,100	$	9,736

Non allocated expenses (a)	$	(125,219)
Other income and expenses (b)	$	(54,204)
Income (loss) from unconsolidated entities (c)	$	(10,619)
Provision for asset impairment and notes receivable	$	(117,039)

Net loss from continuing operations	$	(132,993)

Income from discontinued operations, net	$	13,099

Net income attributable to noncontrolling interests	$	(2,586)

Net loss attributable to Company	$	(122,480)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax expense.
(c)	Income (loss) from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2011.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	475,255	$	109,809	$	231,099	$	63,236	$	0	$	71,111
Straight-line rents		10,486		3,370		3,584		3,374		0		158
Amortization of acquired above and below market leases, net		1,351		(124)		1,678		(203)		0		0

Total rental income	$	487,092	$	113,055	$	236,361	$	66,407	$	0	$	71,269
Tenant recovery income		72,124		17,912		50,642		3,160		0		410
Other property income		15,047		4,057		4,128		907		0		5,955
Lodging income		427,989		0		0		0		427,989		0

Total income	$	1,002,252	$	135,024	$	291,131	$	70,474	$	427,989	$	77,634

Operating expenses	$	451,304	$	33,417	$	79,454	$	7,193	$	293,166	$	38,074
Net property operations	$	550,948	$	101,607	$	211,677	$	63,281	$	134,823	$	39,560

Non allocated expenses (a)	$	(378,543)
Other income and expenses (b)	$	(217,359)
Income (loss) from unconsolidated entities (c)	$	8,408
Provision for asset impairment	$	(70,811)

Net loss from continuing operations	$	(107,357)

Loss from discontinued operations, net	$	(20,112)

Net income attributable to noncontrolling interests	$	(6,596)

Net loss attributable to Company	$	(134,065)

Balance Sheet Data:
Real estate assets, net	$	9,549,576	$	1,603,383	$	3,775,809	$	932,261	$	2,459,195	$	778,928
Non-segmented assets		1,659,161

Total Assets	$	11,208,737

Capital Expenditures			$	1,473	$	12,564	$	3,372	$	36,973	$	4,846

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain and impairment on securities, net, and income tax expense.
(c)	Income (loss) from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2010.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	443,034	$	107,734	$	212,555	$	63,099	$	0	$	59,646
Straight-line rents		13,225		4,432		5,013		3,630		0		150
Amortization of acquired above and below market leases, net		(45)		(1)		1,395		(1,439)		0		0

Total rental income	$	456,214	$	112,165	$	218,963	$	65,290	$	0	$	59,796

Tenant recovery income		68,292		20,261		46,191		1,621		0		219
Other property income		12,302		2,966		3,381		584		0		5,371
Lodging income		357,889		0		0		0		357,889		0

Total income	$	894,697	$	135,392	$	268,535	$	67,495	$	357,889	$	65,386

Operating expenses	$	392,293	$	33,635	$	70,564	$	5,055	$	246,718	$	36,321
Net property operations	$	502,404	$	101,757	$	197,971	$	62,440	$	111,171	$	29,065

Non allocated expenses (a)	$	(372,506)
Other income and expenses (b)	$	(170,273)
Income (loss) from unconsolidated entities (c)	$	(16,524)
Provision for asset impairment and notes receivable	$	(120,818)

Net loss from continuing operations	$	(177,717)

Income from discontinued operations, net	$	28,762

Net income attributable to noncontrolling interests	$	(6,994)

Net loss attributable to Company	$	(155,949)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax expense.
(c)	Income (loss) from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

September 30, 2011

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

The basic and diluted weighted average number of common shares outstanding was 855,810,167 and 832,292,463 for the nine months ended September 30, 2011 and 2010.

(14) Commitments and Contingencies

As part of the Company’s consolidated MB REIT joint venture with Minto Delaware, the Company entered into a put/call agreement (the “Put/Call Agreement”) with MB REIT, Minto Delaware and Minto Holdings Inc. (“Minto Holdings”), an affiliate of Minto Delaware, whereby under certain circumstances specified in the Put/Call Agreement, Minto Delaware, of which its investment in MB REIT is its sole asset, can require its investment be repurchased. Specifically, on or after October 11, 2011 until October 11, 2012, Minto Holdings, and any other holders of Minto Delaware have the option to this purchase of their 100% membership interests and other equity interests (including rights to acquire equity, such as warrants and options) in Minto Delaware, for an aggregate price equal to approximately $293,480 in cash, plus any accrued but unpaid dividends on the 3.5% Series A redeemable preferred stock, par value $0.01 per share, of MB REIT (the “Series A Preferred Stock”) owned by Minto Delaware.

On May 13, 2011, the Company received a notice of intent to exercise the put right from the Sellers. Pursuant to the notice, the Sellers, on October 13, 2011, are entitled to receive, collectively, in cash, an aggregate amount equal to approximately $293,480, plus any accrued but unpaid dividends on the Series A Preferred Stock owned by Minto Delaware, in exchange for all of the equity interests in Minto Delaware. After completing this transaction, the Company will own 100% of Minto Delaware, including Minto Delaware’s investment in MB REIT. In conjunction with notice of intent to exercise the put right, the Company determined its entire interest in the MB REIT is redeemable for a value of $293,480 which is pursuant to the terms of the agreement. The Company reclassified the noncontrolling interest in the joint venture as noncontrolling redeemable interest on the consolidated financial statements as of September 30, 2011.

The Company restructured the agreement executing a promissory note and making a cash payment in settlement of the put agreement on October 4, 2011. To date, the Company has paid the Sellers approximately $175,000 and has an outstanding promissory note balance of $118,000. The Company anticipates funding the cash to payoff the promissory note from one or a combination of the following: proceeds from financings, proceeds from property dispositions and proceeds from the distribution reinvestment plan.

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of September 30, 2011, the Company has funded $17,972 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of September 30, 2011.

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

(15) Subsequent Events

As of October 4, 2011, the Company repurchased all of the equity interests in Minto Delaware pursuant to the Put/Call Agreement related to the MB REIT joint venture. See Commitments and Contingencies Footnote 14 for further details.

As of October 17, 2011, the Company acquired four retail properties for approximately $110,000. In conjunction the Company financed these acquisitions and completed additional financing on existing properties of $226,500.

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

The following discussion and analysis relates to the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

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

On a consolidated basis, essentially all of our revenues and cash flows from operations for the nine months ended September 30, 2011 were generated by collecting rental payments from our tenants, room revenues from lodging properties, interest income on our notes receivable investments, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages and notes payable. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, non-lodging utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Cash flows from operations
•	Funds from Operations (“FFO”), a non-GAAP measure to net income which is determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

•	Economic and physical occupancy and rental rates.
•	Leasing activity and lease rollover.
•	Managing operating expenses.
•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.
•	Debt maturities and leverage ratios.
•	Liquidity levels.

Results of Operations

Consolidated Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2011 and 2010. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except share data, rent per square foot, revenue per available room and average daily rate).

		Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Net loss attributable to Company	$	(51,677)	$	(122,480)	$	(134,065)	$	(155,949)

Net loss per share		(.06)		(.15)		(.16)		(.19)

Net loss per share decreased from $0.15 and $0.19 per share to $0.06 and $0.16 per share for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. Our decrease in net loss is attributable to improved operating performance of our lodging and multi-family segments in 2011. During the nine months ended September 30, we recognized asset impairments of $98,224 of which $27,413 is reflected in discontinued operations. Also in 2011, we recognized a $24,356 impairment of investment securities reflected in realized gain or loss and impairment on securities, net on the consolidated statement of operations and other comprehensive income. For the nine months ended September 30, 2010, we recorded asset impairments of 27,136, of which $945 is reflected in discontinued operations, in addition to an impairment of note receivable of $94,627.

Rental Income, Tenant Recovery Income, Lodging Income and Other Property Income. Except for our lodging and multi-family properties, the majority of the revenue from the properties consists of rents received under long-term operating leases. Multi-family leases tend to have a one year term and lodging properties tend to be “rented” on a daily basis.

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

Below is a summary of sources of revenue for the three and nine months ended September 30, 2011 and 2010.

		Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Total rental income	$	163,441	$	157,392	$	487,092	$	456,214
Tenant recovery income		23,675		24,036		72,124		68,292
Other property income		4,916		4,814		15,047		12,302
Lodging income		147,614		124,069		427,989		357,889

Total property revenues	$	339,646	$	310,311	$	1,002,252	$	894,697

Total property revenues increased $107,555 or 12% from nine months ended September 30, 2010 to 2011, which is comprised primarily of an increase in lodging income of $70,100 and an increase in rental income of $30,878. Our overall revenue and occupancy remains stable across the segments with the exception of lodging and multi-family segments, which had much improved operating performance as compared to 2010. The increase is coupled with the full year of operations for the properties acquired or placed in service in 2010 and 2011.

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

		Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Property operating expenses	$	35,712	$	32,678	$	104,714	$	94,250
Lodging operating expenses		95,440		80,009		272,892		227,135
Real estate taxes		22,965		23,536		73,698		70,908

Total property expenses	$	154,117	$	136,223	$	451,304	$	392,293

Total operating expenses increased to $154,117 and $451,304 for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 due primarily to increases in occupancy across the lodging segment and properties acquired or placed in service in 2010 and 2011.

General and Administrative Expenses. General and administrative expenses primarily consist of legal, audit and other professional fees, acquisition related expenses, insurance, board of director fees, state and local taxes as well as salary, information technology and other administrative cost reimbursements paid to our business manager and affiliates, and investment advisor fees. Our expenses were $8,923 and $23,137 for the three and nine months ended September 30, 2011 and $8,718 and $30,053 for the three and nine months ended September 30, 2010. The decrease is due primarily to a decrease in legal and consulting costs compared to 2010. Acquisition and transaction costs were $751 and $1,254 and $397 and $1,603 for the three and nine months ended September 30, 2011 and 2010, respectively.

Business Manager Fee. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. We incurred a business management fee of $30,000 for the nine months ended September 30, 2011 or .26% of average invested assets, waiving the remaining $55,186 for the nine months ended September 30, 2011. We incurred a business management fee of $26,000 or .23% of average invested assets and waived the remaining $59,389 for the nine months ended September 30, 2010. We paid investment advisory fees of approximately $1,181 and $1,073 for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization. Our expenses were $109,052 and $325,406 for the three and nine months ended September 30, 2011 and $106,501 and $316,453 for the three and nine months ended September 30, 2010. The $2,551 and $8,953 increase in depreciation and amortization expense for the three and nine months ended September 30, 2011 relative to the three and nine months ended September 30, 2010 was due substantially to the impact of the properties acquired in 2010 and the first and third quarter of 2011.

Provision for Asset Impairment. For the nine months ended September 30, 2011, we recorded a provision for asset impairment of $70,811 to reduce the book value of certain properties, to their respective fair values, of which $40,049, was recognized for the three months ended September 30, 2011. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $27,413 is included in discontinued operations for the three and nine months ended September 30, 2011, respectively. The Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. The impairments were incurred as a result of a reduction in the expected holding period of these assets. For the nine months ended September 30, 2010, a provision for asset impairment of $26,191 was recorded to reflect one retail property and one hotel property at its respective fair value and $945 is reflected in discontinued operations related to two hotel properties impaired and subsequently disposed.

Impairment of Notes Receivable. For the nine months ended September 30, 2011 and 2010, we recorded an impairment on notes receivable of $0 and $94,627, respectively. The impairment loss recorded for the nine months ended September 30, 2010, was reflective of the change in the estimated fair value of the collateral that secured the three notes. In the fourth quarter 2010, we restructured the notes and foreclosed on the collateral. At that time, we received title and all rights to the collateral and recorded the assets in investment properties.

Interest and Dividend Income Interest income consists of interest earned on short term investments and notes receivable. Dividends are earned from investments in our portfolio of marketable securities.

		Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Interest income	$	1,290	$	4,434	$	3,798	$	11,580
Dividend income		4,898		4,934		13,304		13,662

Total	$	6,188	$	9,368	$	17,102	$	25,242

The decrease of $8,140 from nine months ended September 30, 2010 to September 30, 2011 primarily resulted from the conversion of notes receivable to unconsolidated joint ventures and investment properties.

Other Income (Expense). For the three and nine months ended September 30, 2011, we generated income of $19,487 and $17,181 respectively, which includes a $17,150 gain on conversion of a note receivable to an equity investment, a litigation settlement payment of $5,100 related to the Crockett Capital Corporation lawsuit, (refer to our Commitment and Contingencies Footnote in our Notes to Consolidated Financial Statements), and a $2,422 gain on a note receivable that was previously written down. For the three and nine months ended September 30, 2010, we recognized a loss of $320 and other income of $543, respectively.

Interest expense. A summary of interest expense for the three and nine months ended September 30, 2011 and 2010 appears below:

		Three months ended September 30, 2011		Three months ended September 30, 2010		Nine months ended September 30, 2011		Nine months ended September 30, 2010
Debt Type:
Mortgages, margin and other interest expense	$	71,869	$	69,686	$	211,625	$	202,442
Amortization of mortgage discounts/premiums and loan fees		3,858		4,854		21,492		12,404

Total	$	75,727	$	74,540	$	233,117	$	214,846

Interest expense increased by $18,271 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to an increase in overall mortgage debt resulting from property acquisitions completed in 2011, as well as a $10,368 amortization of a mark to market mortgage discount. During the first quarter 2011, a $10,368 discount was recognized as a result of the three properties’ mortgage loans, totaling $63,955, being in default.

Our weighted average interest rate was 5.3% and 5.1% per annum as of September 30, 2011 and 2010, respectively. Because we have variable rate debt, we have experienced a lower overall weighted average interest rate due to a historically low London InterBank Offered Rate (“LIBOR”). If LIBOR increases, we will experience higher weighted average interest rates, which would impact our financial results.

Equity in Earnings (Losses) of Unconsolidated Entities. For the nine months of 2011, we have equity in earnings of unconsolidated entities of $863. This is an increase of $6,148 compared to the September 30, 2010 equity in losses of unconsolidated entities of $5,285. The increase is primarily the result of our share of the gain on sales of properties in two unconsolidated entities which total $11,141 offset by an impairment loss recognized by an unconsolidated entity of which our portion was $5,399.

Gain (Impairment) of Investment in Unconsolidated Entities. For the nine months ended September 30, 2011, we recognized a gain on our investment in unconsolidated entities of $7,545, which represents a gain on the sale of 100% of our equity in the NRF Healthcare, LLC. For the nine months ended September 30, 2010, we recorded an impairment of $11,239 on our investment in unconsolidated entities that included the write-down of a retail development center and two hotel ventures of which one was sold in 2010.

Realized Gain (Loss) and Impairment on Securities. For the nine months ended September 30, 2011, we had realized gains of $8,003 offset by an other than temporary impairment of $24,356 compared to realized gains of $21,720 and other than temporary impairments of $1,856 for the nine months ended September 30, 2010.

Discontinued Operations. For the three and nine months ended September 30, 2011, we incurred net income and loss of $5,101 and $20,112, respectively, which includes a provision for asset impairment of $27,413, amortization of mortgage premium of $6,246, and a gain on extinguishment of debt of $678. For the three and nine months ended September 30, 2010, we recorded income of $13,099 and $28,762 from discontinued operations which includes a gain on the sale of properties of $14,252, provision for asset impairment of $945 and a gain on the extinguishment of debt of $19,227.

Noncontrolling Interest. The noncontrolling interest represents the interests of the third parties in Minto Builders (Florida), Inc. (“MB REIT”) and various consolidated joint ventures. We received the notice of intent to exercise the put right from Minto Holdings Inc. (“Minto Holdings”) on May 13, 2011requiring us to pay $293,480 plus unpaid dividends for all of the equity interest in Minto (Delaware) LLC (“Minto Delaware”) on October 13, 2011. We recorded it as noncontrolling redeemable interest on the consolidated financial statements as of September 30, 2011. Subsequently, on October 4, 2011, the Company restructured the agreement executing a promissory note and making a cash payment in settlement of the put agreement. Refer to Commitments and Contingencies.

Segment Reporting

An analysis of results of operations by segment and same store is below. The tables contained throughout summarize certain key operating performance measures for the three and nine months ended September 30, 2011 and 2010. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 958 and 924 of our investment properties satisfied the criteria of being owned for the entire three and nine month period ended September 30, 2011 and 2010, respectively, and are referred to herein as “same store” properties. This analysis allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio. Additionally, we are able to isolate the effects of our new acquisitions on net income.

Retail Segment

		Total Retail Properties
		As of September 30,
		2011		2010
Retail Properties
Physical occupancy		92%		93%
Economic occupancy		94%		94%
Base rent per square foot	$	15.06	$	15.00
Gross investment in properties	$	4,337,323	$	4,123,824

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	145	434,062	6,094	2.0%	1.8%	$14.04
2012	370	1,491,399	23,488	7.1%	7.1%	$15.75
2013	337	1,410,171	22,450	6.7%	6.8%	$15.92
2014	321	2,020,536	29,021	9.6%	8.7%	$14.36
2015	338	2,481,252	31,301	11.7%	9.4%	$12.61
Thereafter	1,357	13,280,434	220,194	62.9%	66.2%	$16.58

Total	2,868	21,117,854	332,548	100.0%	100.0%	$15.75

Our retail business is not highly dependent on specific retailers or specific retail industries, which we believe shields the portfolio from significant revenue variances over time. The occupancy rates above are as of September 30, 2011 and 2010 and they do not represent the average rate during that period. We have not experienced bankruptcies or receivable write-offs associated with tenants in our retail portfolio that have materially impacted our result of operations. We continue to actively monitor our retail tenants as a downturn in the economy has had and may continue to have a negative impact on our tenants’ abilities to pay rent or our ability to lease space that is currently vacant, or space that becomes vacant in the near future.

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

The table below represents operating information for the retail segment and same store properties as of September 30, 2011 and 2010. The properties in the same store portfolio were owned for the entire three and nine months ended September 30, 2011 and September 30, 2010.

		Total Retail Segment								Same Store Retail Segment
		Three months ended September 30,				Nine months ended September 30,				Three months ended September 30,				Nine months ended September 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	80,157	$	77,021	$	236,361	$	218,963	$	76,784	$	76,794	$	189,071	$	189,711
Tenant recovery income		17,158		17,077		50,642		46,191		16,106		16,844		37,763		38,275
Other property income		1,116		1,287		4,128	$	3,381		1,110		1,283		3,212		2,908

Total revenues	$	98,431	$	95,385	$	291,131	$	268,535	$	94,000	$	94,921	$	230,046	$	230,894

Expenses:
Property operating expenses	$	16,279	$	14,818	$	48,230	$	41,784	$	15,481	$	14,561	$	35,790	$	34,321
Real estate taxes		9,598		10,045		31,224		28,780		8,697		10,036		22,274		23,719

Total operating expenses	$	25,877	$	24,863	$	79,454	$	70,564	$	24,178	$	24,597	$	58,064	$	58,040

Net operating income	$	72,554	$	70,522	$	211,677	$	197,971	$	69,822	$	70,324	$	171,982	$	172,854

Average economic occupancy for the period		93%		93%		93%		93%		93%		93%		93%		94%
Number of properties		734		731		734		731		730		730		709		709

Our retail net operating income increased for the nine months ended September 30, 2011 compared to 2010 due to the full year of operations on the properties acquired in 2010 and 2011. Total revenues increased from $268,535 for the nine months ended September 30, 2010 to $291,131 for nine months ended September 30, 2011 or approximately 8.4%. Retail properties real estate and operating expenses also increased from $70,564 in 2010 to $79,454 in 2011 or 12.6% as a result of these acquisitions. We continued to maintain an average occupancy of 93% on retail segment properties for the comparable periods.

Our same store retail properties net operating income remained stable with a decrease of 0.5% for comparative nine months ended September 30, 2011 and 2010. This stability is a result of our occupancy of 93% at $15.06 per square foot as of September 30, 2011 compared to 94% occupancy at $15.00 per square foot as of September 30, 2010.

Lodging Segment

	Total Lodging Properties
	For the nine months ended September 30,
		2011		2010
Lodging Properties
Revenue per available room	$	87	$	81
Average daily rate	$	120	$	114
Occupancy		73%		71%
Gross investment in properties	$	2,953,968	$	2,827,488

Our lodging facilities are generally classified in the upscale or upper-upscale lodging categories. All of our lodging facilities are managed by third-party managers with extensive experience and skill in hospitality operations. These third-party managers report to a dedicated, specialized group within our business manager that has, in our view, extensive expertise in lodging ownership and operation within a REIT environment. Our portfolio consists of assets aligned with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Wyndham, Choice Hotels and Fairmont Hotels and Resort. By doing so, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through a franchise arrangement while the franchisee (in this case us) pays only a fraction of the overall cost for these programs.

Generally, Revenue per Available Room is projected to increase 5%-8% in 2011 as compared to 2010. We believe revenues will continue to increase steadily as long as the Gross Domestic Product (“GDP”) continues to grow. For 2011, we believe that our revenue per available room has been and will continue to be consistent with the overall industry trends. Our third party managers and asset management are focusing on increasing average daily rates, maintaining and growing occupancy while controlling operating costs to improve cash flow to the owner.

The table below represents operating information for the lodging segment and same store properties as of September 30, 2011 and 2010. The properties in the same store portfolio were owned for the entire three and nine months ended September 30, 2011 and September 30, 2010.

		Total Lodging Segment								Same Store Lodging Segment
		Three months ended September 30,				Nine months ended September 30,				Three months ended September 30,				Nine months ended September 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Lodging operating income	$	147,614	$	124,069	$	427,989	$	357,889	$	132,316	$	124,032	$	374,343	$	346,014

Expenses:
Lodging operating expenses	$	95,440	$	80,009	$	272,892	$	227,135	$	83,962	$	79,981	$	235,472	$	219,786
Real estate taxes		6,900		5,960		20,274		19,583		6,191		5,967		17,730		19,083

Total operating expenses	$	102,340	$	85,969	$	293,166	$	246,718	$	90,153	$	85,948	$	253,202	$	238,869

Net operating income	$	45,274	$	38,100	$	134,823	$	111,171	$	42,163	$	38,084	$	121,141	$	107,145

Number of properties		96		93		96		93		91		91		86		86

The lodging segment net operating income increased $23,652 or 21% for the nine months ended September 30, 2011 as compared to 2010 primarily due to full operations of the hotel properties acquired in 2010 and 2011, as well as the increase in occupancy and average daily rate. For the same period, the net income for the same store lodging properties increased by $13,996 or 12% which is due primarily in the increase in occupancy from 71% to 73%; and the average daily rate from $115 to $120. We continue to obtain reductions in real estate taxes as reflected in the $1,353 decrease in the same store portfolio. Overall operating expenses increased as a result of occupancy increases.

Office Segment

	Total Office Properties
	As of September 30,
		2011		2010
Office Properties
Physical occupancy		92%		95%
Economic occupancy		92%		95%
Base rent per square foot	$	15.18	$	15.04
Gross investment in properties	$	1,954,856	$	2,079,252

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	12	21,932	313	0.2%	0.2%	$14.26
2012	24	383,314	7,301	4.0%	4.5%	$19.05
2013	30	651,173	12,251	6.8%	7.6%	$18.81
2014	54	356,237	6,814	3.7%	4.2%	$19.13
2015	43	393,614	7,753	4.1%	4.8%	$19.70
Thereafter	113	7,757,269	126,312	81.2%	78.7%	$16.28

Total	276	9,563,539	160,744	100.0%	100.0%	$16.81

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

The table below represents operating information for the office segment and same store properties as of September 30, 2011 and 2010. The properties in the same store portfolio were owned for the three and nine months ended September 30, 2011 and September 30, 2010.

		Total Office Segment								Same Store Office Segment
		Three months ended September 30,				Nine months ended September 30,				Three months ended September 30,				Nine months ended September 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	36,982	$	37,203	$	113,055	$	112,165	$	35,974	$	37,203	$	110,140	$	112,165
Tenant recovery income		5,642		6,486		17,912		20,261		5,045		6,486		16,724		18,721
Other property income		1,260		1,120		4,057		2,966		1,249		1,120		4,029		4,506

Total revenues	$	43,884	$	44,809	$	135,024	$	135,392	$	42,268	$	44,809	$	130,893	$	135,392

Expenses:
Property operating expenses	$	7,979	$	7,108	$	23,971	$	22,593	$	7,555	$	7,108	$	22,653	$	22,593
Real estate taxes		2,482		3,636		9,446		11,042		2,257		3,636		8,756		11,042

Total operating expenses	$	10,461	$	10,744	$	33,417	$	33,635	$	9,812	$	10,744	$	31,409	$	33,635

Net operating income	$	33,423	$	34,065	$	101,607	$	101,757	$	32,456	$	34,065	$	99,484	$	101,757

Average economic occupancy for the period		92%		95%		93%		95%		93%		95%		93%		95%
Number of properties		46		42		46		42		42		42		42		42

Office properties net operating income of $101,607 and $101,757 remained stable on a segment basis for the nine months ended September 30, 2011 compared to 2010, respectively. Although occupancy decreased by 2%, total revenues remained consistent due to the acquisition of four properties in late 2010. Real estate tax assessments continue to decrease from $11,042 to $9,446 for the nine months ended September 30, 2010 to 2011, which offsets the $1,378 increase in property operating expenses due to the acquisitions.

On a same store basis, our office segment revenues decreased $4,499 due to decreases in economic occupancy while our operating expenses were stable with a less than 1% increase when comparing the nine month ended September 30, 2010 and September 30, 2011. We continue to obtain real estate tax reductions which resulted in the real estate tax expenses for nine months ended September 30, 2010 of $11,042 decreasing to $8,756 for the nine months ended September 30, 2011.

Industrial Segment

	Total Industrial Properties
	As of September 30,
	2011		2010
Industrial Properties
Physical occupancy	90%		95%
Economic occupancy	91%		95%
Base rent per square foot	$5.77	$	5.71
Gross investments in properties	$1,092,137	$	1,076,291

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2011	9	189,245	469	1.3%	0.5%	$2.48
2012	11	992,408	3,832	6.7%	4.1%	$3.86
2013	11	1,407,757	7,771	9.5%	8.2%	$5.52
2014	1	23,218	433	0.2%	0.5%	$18.63
2015	6	1,088,373	4,275	7.4%	4.5%	$3.93
Thereafter	43	11,045,234	78,804	74.9%	82.4%	$7.13

Total	81	14,746,235	95,584	100.0%	100.0%	6.48%

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

The table below represents operating information for the industrial segment and same store properties as of September 30, 2011 and 2010. The properties in the same store portfolio were owned for the three and nine months ended September 30, 2011 and September 30, 2010.

		Total Industrial Segment								Same Store Industrial Segment
		Three months ended September 30,				Nine months ended September 30,				Three months ended September 30,				Nine months ended September 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	21,953	$	22,049	$	66,407	$	65,290	$	21,648	$	22,049	$	61,002	$	61,390
Tenant recovery income		743		397		3,160		1,621		684		397		3,040		1,621
Other property income		527		279		907		584		26		279		118		55

Total revenues	$	23,223	$	22,725	$	70,474	$	67,495	$	22,358	$	22,725	$	64,160	$	63,066

Expenses:
Property operating expenses	$	1,114	$	529	$	3,963	$	3,173	$	1,064	$	529	$	3,564	$	3,228
Real estate taxes		911		531		3,230		1,882		830		531		3,041		1,882

Total operating expenses	$	2,025	$	1,060	$	7,193	$	5,055	$	1,894	$	1,060	$	6,605	$	5,110

Net operating income	$	21,198	$	21,665	$	63,281	$	62,440	$	20,464	$	21,665	$	57,555	$	57,956

Average economic occupancy for the period		91%		95%		92%		95%		91%		95%		93%		95%
Number of properties		73		71		73		71		71		71		64		64

Industrial properties real estate revenues increased from $67,495 for the nine months ended September 30, 2010 to $70,474 for the nine months ended September 30, 2011 mainly due to the full year of operations related to the acquisition of seven charter schools in 2010. Industrial properties real estate and operating expenses increased from $5,055 in 2010 to $7,193 in 2011, primarily as a result of higher real estate tax assessments. This increase in expense is offset by an increase in tenant recovery income from $1,621 to $3,160 for nine months ended September 30, 2010 to 2011.

On a same store basis, net operating income remained consistent from $57,555 to $57,956 when comparing nine months ended September 30, 2011 to 2010. Rental income decreased from $61,390 to $61,002 due to the occupancy decrease of 2% offset by a market lease adjustment reflected in 2010. Total operating expenses increased $1,495 due to the expiration of a real estate tax cap at one of the properties. The property has net leases and the tenants are directly responsible for the operating costs and reimburse us for the real estate taxes. This is reflected in the increase in tenant recovery income from $1,621 for the nine months ended September 30, 2010 to $3,040 for the nine months ended September 30, 2011.

Multi-family Segment

		Total Multi-family Properties
		For the nine months ended September 30,
		2011		2010
Multi-Family Properties
Economic occupancy		93%		90%
End of month scheduled base rent per unit per month	$	893	$	859
Gross investment in properties	$	899,090	$	971,643

These rates are as of the end of the period and do not represent the average rate during the nine months ended September 30, 2011 and 2010.

The table below represents operating information for the multi-family segment and same store properties as of September 30, 2011 and 2010. The properties in the same store portfolio were owned for the entire three and nine months ended September 30, 2011 and September 30, 2010.

		Total Multi-Family Segment								Same Store Multi-Family Segment
		Three months ended September 30,				Nine months ended September 30,				Three months ended September 30,				Nine months ended September 30,
		2011		2010		2011		2010		2011		2010		2011		2010
Revenues:
Rental income	$	24,349	$	21,119	$	71,269	$	59,796	$	21,400	$	20,206	$	58,010	$	54,052
Tenant recovery income		132		76		410		219		114		76		349		219
Other property income		2,013		2,128		5,955		5,371		1,846		1,762		4,970		4,507

Total revenues	$	26,494	$	23,323	$	77,634	$	65,386	$	23,360	$	22,044	$	63,329	$	58,778

Expenses:
Property operating expenses	$	10,339	$	3,365	$	28,550	$	26,700	$	9,637	$	9,703	$	24,723	$	24,233
Real estate taxes		3,075		10,222		9,524		9,621		2,406		2,839		6,773		7,434

Total operating expenses	$	13,414	$	13,587	$	38,074	$	36,321	$	12,043	$	12,542	$	31,496	$	31,667

Net operating income	$	13,080	$	9,736	$	39,560	$	29,065	$	11,317	$	9,502	$	31,833	$	27,111

Average economic occupancy for the period		92%		90%		92%		89%		91%		89%		92%		88%

Number of properties		27		25		27		25		24		24		23		23

Our multi-family net operating income had substantial increases of $29,065 to $39,560 or 36% on a segment basis and $27,111 to $31,833 or 17% on same store basis when comparing the nine months end September 30, 2010 to 2011. The increase is due to the 3% and 4% occupancy increases for the segment and same store portfolios, respectively, and the steady increase in base rent per unit as well as the acquisition of properties and properties placed in service in 2010.

Liquidity and Capital Resources

We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority for all companies. At this juncture we believe we are appropriately positioned to have significant cash to achieve our objectives.

Our objectives are to invest in real estate assets that produce what we believe are attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.

Our principal demands for funds are:

•	to pay our expenses and the operating expenses of our properties;

•	to pay distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties; and

•	to fund development investments.

Generally, our cash needs are funded from:

•	income earned on our investment properties;

•	dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	issuance of shares under our distribution reinvestment plan.

Acquisitions and Investments

We completed approximately $330.0 million and $347.9 million of real estate acquisitions in the nine months ended September 30, 2011 and 2010, respectively. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the distribution reinvestment plan.

Investments in Consolidated Developments

We have development projects that are in various stages of pre-development and development. We fund cash needs for these development activities from our working capital and by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family segments. In addition, we have purchased land and incurred pre-development costs of $30.0 million in connection with two multi-family projects.

Although the economy, in general, has started to recover, our retail developments have experienced longer lease-up timelines and future leases could be at leasing rates less than originally underwritten, which will impact the returns that we realize in these investments.

The properties under development and all amounts set forth below are as of September 30, 2011. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($) (b)	Note Payable as of September 30, 2011 ($)	Estimated Placed in Service Date (c) (d)
Woodbridge	Wylie, TX	Retail	519,745	40,905	69,019	0	16,261	(e)
Stone Creek	San Marcos, TX	Retail	469,741	44,610	70,428	0	10,135	(e)
UCF Housing	Orlando, FL	Student Housing	416 units	38,009	67,158	0	13,720	Q2 – Q3 2012
UCF Fullerton	Fullerton, CA	Student Housing	350 units	66,615	133,501	0	10,303	Q2 – Q3 2013
Cityville/Cityplace	Dallas, TX	Multi-family	356 rooms	22,935	63,615	3,400	1	Q1 2013
ASU Housing	Mesa, AZ	Student Housing	93 units	1,423	13,469	2,500	1	Q3 2012

				214,497	417,190	5,900	50,421

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	We anticipate funding remaining development through construction financings secured by the properties.

(c)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(d)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(e)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The Stone Creek and Woodbridge developments are pre-leased at 83.2% and 60% as of September 30, 2011. The Percentage Pre-Leased represents the percentage of square feet leased of the total projected square footage of the entire development.

As part of the restructuring and foreclosure of the Stan Thomas Properties note, we began overseeing the infrastructure activities to further the development of the Sacramento Railyards. The Railyards project is a collaborative planning effort of various federal, state and local municipalities to develop an approximate 240 acre site north of Sacramento’s central business district. The current book value is $115.7 million as of September 30, 2011. The project is scheduled to be completed in phases, beginning in 2012-2030.

Distributions

We declared monthly cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2011 to September 30, 2011 totaling $321.1 million or $.50 per share on an annualized basis. These cash distributions were paid with $302.7 million from our cash flow from operations and $25.9 million provided by distributions from unconsolidated entities.

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

The following chart presents a historical view of our distribution coverage.

	Nine months ended
	September 30, 2011	2010	2009	2008	2007	2006
Cash flow provided by operations	$302,683	356,660	369,031	384,365	263,420	65,883
Distribution from unconsolidated entities	25,922	31,737	32,081	41,704	0	0
Gain on sales of properties	304	55,412	0	0	0	0
Distributions declared	(321,149)	(417,885)	(405,337)	(418,694)	(242,606)	(41,178)

Excess (deficiency)	$7,760	25,924	(4,225)	7,375	20,814	24,705

		Three months ended						Nine months ended
		March 31, 2011		June 30, 2011		September 30, 2011		September 30, 2011
Cash flow provided by operations	$	77,302	$	118,381	$	107,000	$	302,683
Distributions from unconsolidated entities		9,540		4,691		11,691		25,922
Gain (loss) on sales of properties		0		1,210		(906)		304
Distributions declared		(106,320)		(107,069)		(107,760)		(321,149)

Excess (deficiency)	$	(19,478)	$	17,213	$	10,025	$	7,760

		Three months ended						Nine months ended
		March 31, 2010		June 30, 2010		September 30, 2010		September 30, 2010
Cash flow provided by operations	$	60,642	$	98,739	$	111,760	$	271,141
Distributions from unconsolidated entities		7,583		7,137		8,276		22,996
Gain on sales of properties		0		0		14,252		14,252
Distributions declared		(103,426)		(104,121)		(104,798)		(312,345)

Excess (deficiency)	$	(35,201)	$	1,755	$	29,490	$	(3,956)

We had an increase in cash flow from operations of $31.5 million from the nine months ended 2010 to 2011. The increase resulted primarily from the same store operating results of our lodging and multi-family portfolios as well as a full year of operations on our acquired properties. Our cash flow from operations is higher during the second and third quarters as a result of the seasonality in our lodging portfolio.

Financing Activities and Contractual Obligations

Stock Offering

During the nine months ended September 30, 2011, we sold a total of 18,663,768 shares and generated $150 million in gross offering proceeds under the distribution reinvestment plan, as compared to 16,536,503 shares and $157 million during the nine months ended September 30, 2010. Our average dividend reinvestment plan participation was 47% for the nine months ended September 30, 2011 compared to 50% for the nine months ended September 30, 2010.

Share Repurchase Program

Our board of directors adopted an Amended and Restated Share Repurchase Program, effective April 11, 2011. Under this program, we may repurchase shares of our common stock, on a quarterly basis, upon the death of the beneficial owners of our shares. We are authorized to repurchase shares at a price per share equal to 90% of the most recently disclosed estimated per share value of our common stock, which results in a repurchase price equal to $7.23 per share.

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

For the nine months ended September 30, 2011, we received requests for the repurchase of 2,539,843 shares of our common stock. Of these requests, we repurchased 1,383,126 shares of common stock for $10 million. There are requests for an additional 1,156,717 shares remaining outstanding, which will be included with all other shares for which we have received repurchase requests in the next calendar quarter in which funds are available (unless withdrawn). The average price per share for the shares repurchased during the nine months ended September 30, 2011 was $7.23 and all repurchases were funded from proceeds from our dividend reinvestment plan.

Borrowings

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents, on a consolidated basis, the principal amount, weighted average interest rates, exclusive of the rates pertaining to the swaps, and maturity date (by year) on our mortgage debt as of September 30, 2011 (dollar amounts are stated in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$31,858	146,173	540,934	250,998	334,055	2,684,147	3,988,165
Variable rate debt (mortgage loans)	$233,879	572,349	472,490	110,090	125,219	103,237	1,617,264

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	8.88%	5.59%	5.71%	5.50%	5.52%	5.95%	5.87%
Variable rate debt (mortgage loans)	3.23%	3.54%	3.75%	4.21%	5.26%	4.32%	3.79%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $32.2 million, net of accumulated amortization, is outstanding as of September 30, 2011.

We have ten interest rate swap agreements that have converted $365.8 million or 22.6% of our variable rate mortgage loans from variable to fixed rates. The pay rates range from 0.63% to 3.32% with maturity dates from April 1, 2011 to April, 2013.

As of September 30, 2011, we had approximately $265.7 million and $718.5 million in mortgage debt maturing in 2011 and 2012, respectively. We are currently negotiating refinancing on certain debt with various lenders at terms that will most likely require us to pay higher interest rates and to invest additional equity to refinance the outstanding loans. We currently anticipate that we will be able to repay or refinance our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Summary of Cash Flows

		Nine months ended September 30,
		2011		2010
		(In thousands)
Cash provided by operating activities	$	302,683	$	271,141
Cash used in investing activities		(263,395)		(551,431)
Cash provided by (used in) financing activities		(51,092)		18,011

Decrease in cash and cash equivalents		(11,804)		(262,279)
Cash and cash equivalents, at beginning of period		267,707		500,491

Cash and cash equivalents, at end of period	$	255,903	$	238,212

Cash provided by operating activities was $303 million and $271 million for the nine months ended September 30, 2011 and 2010, respectively, and was generated primarily from operating income from property operations and interest and dividends. Operating activities generated approximately $32 million more for the nine months ended September 30, 2011 as compared to September 30, 2010 as a result of the full year of operations for our 2010 and 2011 acquisitions coupled by increased operating results in our lodging and multi-family segments.

Cash used in investing activities was $263 million and $551 million for nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, cash was used primarily for purchases of investment properties. We used less cash in our investing activities during the nine months ended September 30, 2011 than the nine months ended September 30, 2010 due to the increase in sales proceeds on our property dispositions and a buy-out of our equity interest in a joint venture.

Cash used in financing activities was $51 million during the nine months ended September 30, 2011 and cash provided by financing activities was $18 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we generated proceeds from the distribution reinvestment plan of approximately $150 million and $157 million and repurchased shares as part of our share repurchase program for $10 million and $0. We generated approximately $57 million and $36 million by borrowing against our portfolio of marketable securities for the nine months ended September 30, 2011 and 2010, respectively. We generated approximately $463 million from borrowings secured by mortgages on our properties for the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we generated approximately $386 million from borrowings secured by mortgages on our properties. During the nine months ended September 30, 2011 and 2010, we paid approximately $320 million and $312 million, respectively, in distributions to our common stockholders. We also paid off mortgage debt in the amount of $346 million and $223 million for the nine months ended September 30, 2011 and 2010.

Contractual Obligations

As part of our consolidated MB REIT joint venture with Minto Delaware, we entered into a put/call agreement (the “Put/Call Agreement”) with MB REIT, Minto Delaware and Minto Holdings, an affiliate of Minto Delaware, whereby under certain circumstances specified in the Put/Call Agreement, Minto Delaware, of which its investment in MB REIT is its sole asset, had the right to require the repurchase of its investment. Specifically, on or after October 11, 2011 until October 11, 2012, Minto Holdings, and any other holders of Minto Delaware had the right to require the repurchase of their 100% membership interests and other equity interests (including rights to acquire equity, such as warrants and options) in Minto Delaware, for an aggregate price equal to approximately $293,480 in cash, plus any accrued but unpaid dividends on the 3.5% Series A redeemable preferred stock, par value $0.01 per share, of MB REIT (the “Series A Preferred Stock”) owned by Minto Delaware.

On May 13, 2011, we received a notice of intent to exercise the put right from the Sellers. Pursuant to the notice, the Sellers, on October 13, 2011, are entitled to receive, collectively, in cash, an aggregate amount equal to approximately $293,480 million, plus any accrued but unpaid dividends on the Series A Preferred Stock owned by Minto Delaware, in exchange for all of the equity interests in Minto Delaware. After completing this transaction, we will own 100% of Minto Delaware, including Minto Delaware’s investment in MB REIT. In conjunction with notice to exercise the put right, we determined its entire interest in the MB REIT is redeemable for a value of $293,480 which is pursuant to the terms of the agreement. We reclassified the noncontrolling interest in the joint venture as noncontrolling redeemable interest on the consolidated financial statements as of September 30, 2011.

The Company restructured the agreement executing a promissory note and making a cash payment in settlement of the put agreement on October 4, 2011. To date, the Company has paid the Sellers approximately $175,000 and has an outstanding promissory note balance of $118,000. The Company anticipates funding the cash to payoff the promissory note from one or a combination of the following: proceeds from financings, proceeds from property dispositions and proceeds from the distribution reinvestment plan.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, refer to our Notes to Consolidated Financial Statements. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands).

			Investment at
Joint Venture	Ownership %		September 30, 2011
Net Lease Strategic Asset Fund L.P.	85%	$	145,647
Cobalt Industrial REIT II	36%		116,297
D.R. Stephens Institutional Fund, LLC	90%		55,887
Brixmor/IA JV LLC	(a )		105,990
Other Unconsolidated Entities	Various		36,758

		$	460,579

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC (formerly Centro/IA JV LLC).

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

	As of September 30, 2011	As of December 31, 2010

Total assets	$11,208,737	11,391,502

Mortgages, notes and margins payable	$5,692,145	5,532,057

	For the nine months ended September 30,
	2011	2010

Total income	$1,002,252	894,697

Total interest and dividend income	$17,102	25,242

Net loss attributable to Company	$(134,065)	(155,949)

Net loss per common share, basic and diluted (a)	$(.16)	(.19)

Distributions declared to common stockholders	$321,149	312,345

Distributions declared per weighted average common share (a)	$.38	.38

Funds From Operations (a)(b)	$327,583	190,825

Cash flows provided by operating activities	$302,683	271,141

Cash flows used in investing activities	$(263,395)	(551,431)

Cash flows provided by (used in) financing activities	$(51,092)	18,011

Weighted average number of common shares outstanding, basic and diluted	855,810,167	832,292,463

(a)

The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof, and thereafter as taxable gain for tax purposes. Distributions in excess of earnings and profits have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder’s shares, only to the extent of a shareholder’s basis. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, subject to certain adjustments, such as excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)	Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations, or “FFO”, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, it is appropriate to add back impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. FFO is not intended to be an alternative to “net income” as an indicator of our performance nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our property performance to our investment objectives. FFO is calculated as follows (in thousands):

			For the nine months ended September 30,
			2011	2010

	Net loss applicable to common shares	$	(134,065)	$(155,949)
Add:
	Depreciation and amortization related to investment properties		327,879	332,228
	Depreciation and amortization related to investment in unconsolidated entities		43,405	30,697
	Provision for asset impairment		70,811	26,191
	Provision for asset impairment included in discontinued operations		27,413	945
	Impairment reflected in equity in earnings of unconsolidated entities		5,399	0

Less:	Gains from property sales		304	14,252
	Gains from property sales reflected in equity in earnings of unconsolidated entities		11,141	0
	Noncontrolling interest share of depreciation and amortization related to investment properties		1,814	1,899

	Funds from operations	$	327,583	$217,961

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income or significant non-cash items from the periods presented:

		For the nine months ended September 30,
		2011	2010

Conversion of note receivable to equity interest	$	(17,150)	$0
Payments from note receivable previously impaired	$	(2,422)	$0
Impairment on note receivable	$	0	$94,627
Impairment on securities	$	24,356	$1,852
Impairment of investment in unconsolidated entities	$	0	$11,239
Straight-line rental income	$	(10,457)	$(13,182)
Amortization of above/below market leases	$	(1,015)	$(157)
Amortization of mark to market debt discounts	$	6,488	$4,182
Gain on extinguishment of debt	$	(678)	$(19,227)
Acquisition and transaction costs	$	1,254	$1,603

Subsequent Events

On October 4, 2011, we repurchased all of the equity interests in Minto Delaware pursuant to the Put/Call Agreement related to the MB REIT joint venture. We have paid the Sellers approximately $175,000 and have a promissory note outstanding with a balance of $118,000.

During the period from October 1, 2011 through October 17, 2011, we acquired four retail properties for $110 million. In conjunction we financed these acquisitions and completed additional financing on existing properties of $226.5 million.

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

We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. The table below presents mortgage debt principal amounts and weighted average interest rates by year, exclusive of the rates pertaining to the swaps, and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollar amounts are stated in thousands).

		2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$	31,858	146,173	540,934	250,998	334,055	2,684,147	3,988,165
Variable rate debt (mortgage loans)	$	233,879	572,349	472,490	110,090	125,219	103,237	1,617,264

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)		8.88%	5.59%	5.71%	5.50%	5.52%	5.95%	5.87%
Variable rate debt (mortgage loans)		3.23%	3.54%	3.75%	4.21%	5.26%	4.32%	3.79%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $32.2 million, net of accumulated amortization, is outstanding as of September 30, 2011.

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

For the nine months ended September 30, 2011 and 2010, an other than temporary impairments were recognized on our marketable securities of $24.4 million and $1.9 million, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments from time to time. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be during the final three months of 2011.

While it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of the total assets and our book value of as of September 30, 2011. (dollar amounts stated in thousands)

		Cost		Fair Value		Hypothetical 10% Decrease in Market Value		Hypothetical 10% Increase in Market Value
Marketable securities	$	356,466	$	259,510	$	233,559	$	285,461

Derivatives

The following table summarizes our interest rate swap and cap contracts outstanding as of September 30, 2011 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index		Notional Amount		Fair Value September 30, 2011		Fair Value December 31, 2010
March 28, 2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	$	N/A	$	N/A	$	(312)
November 16, 2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR		N/A		N/A		(253)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR		33,062		(1,418)		(1,819)
December 12, 2008	January 1, 2009	December 12, 2011	(1)	(1)		20,245		0		0
December 23, 2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR		16,637		(61)		(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		22,000		(83)		(282)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		33,296		(47)		(84)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR		125,000		(140)		(487)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727		(240)		(54)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,408		(166)		N/A
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		22,970		(144)		N/A
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR		56,702		(657)		N/A
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR		56,702		(84)		N/A

					$	442,749	$	(3,040)	$	(3,533)

(1) Interest rate cap at 4.75%.

We and MB REIT entered into a put/call agreement as a part of the MB REIT transaction. This agreement is considered a derivative instrument and is accounted for pursuant to ASC 815. Derivatives are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. The fair value of the put/call agreement is estimated using the Black-Scholes model. The fair value of the option was $0 and $1,274 and is included in advance rent and other liabilities on the consolidated balance sheets as of September 30, 2011 and December 31, 2010. Refer to Commitments and Contingencies Footnote in our Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There were no material developments during the three months ended September 30, 2011 in the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The table below outlines the shares of common stock we repurchased pursuant to the Amended Program during the three months ended September 30, 2011.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2011	0	N/A	0	(1)
August 2011	0	N/A	0	(1)
September 2011	691,563	$7.23	691,563	(1)

Total	691,563	$7.23	691,563	(1)

(1)	A description of the maximum number of shares that may be purchased under our Amended Program is included in the narrative preceding this table.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Lori J. Foust
By:	Brenda G. Gujral	By:	Lori J. Foust
	President and Director		Treasurer and principal financial officer
Date:	November 10, 2011	Date:	November 10, 2011

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Amended and Restated Share Repurchase Program, effective April 11, 2011 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 11, 2011)

99.2	First Amendment to the Amended and Restated Share Repurchase Program, effective August 12, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 12, 2011)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

*	Filed as part of this Quarterly Report on Form 10-Q.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.