Form 10-K
period 2011-12-31
Inland American Real Estate Trust, Inc.
filed 2012-03-08
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter) was approximately $6,698,005,345, based on the estimated per share value of $8.03, as established by the registrant on September 21, 2010.

As of March 1, 2012, there were 873,737,630 shares of the registrant’s common stock outstanding.

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2012, into Part III of this Form 10-K to the extent stated herein.

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

-i-

PART I

Item 1. Business

General

Inland American Real Estate Trust, Inc., a Maryland corporation, was incorporated in October 2004. We have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal tax purposes. We acquire, own, operate and develop a diversified portfolio of commercial real estate, including retail, multi-family, industrial, lodging, and office properties, located in the United States. In addition, we own assets through joint ventures in which we do not own a controlling interest, as well as properties in development. We also invest in marketable securities and other assets. The following chart depicts the allocation of each type of asset, as of December 31, 2011, based on undepreciated values.

As of December 31, 2011, 86% of our total portfolio was comprised of our “core” assets, which consisted of 964 properties comprised of 49.3 million square feet of retail, office and industrial space, 9,563 multi-family units and 15,597 hotel rooms. We believe that a diversified portfolio balances our risk exposure compared to a portfolio with a single asset class. We believe that a diversified portfolio like ours provides our stockholders with significant benefits, and reduces their risk relative to a portfolio concentrated on one property sector or properties located in one geographical area or region. Because we believe that most real estate markets are cyclical in nature, we believe that our diversified investment strategy allows us to more effectively deploy capital into sectors and locations where the underlying investment fundamentals are relatively strong and away from sectors where the fundamentals are relatively weak. Further, we believe that an investment strategy that combines real property investments with other real estate-related investments, like ours, provides our stockholders with additional diversification benefits. The following chart depicts the allocation of our core assets for each segment, as of December 31, 2011, based on undepreciated assets within our property portfolio.

Objectives & Strategy

We focus on maximizing stockholder value by utilizing the depth of our expertise to capitalize on opportunities in the real estate industry. We believe our capacity to identify and react to investment opportunities is one of our biggest strengths. Our strategies for reaching this objective are:

•	Maintaining a reliable and sustainable distribution rate

•	Disposing of less strategic assets and deploying capital into quality assets in higher performing asset segments to further enhance the value of our segments

•	Positioning our capital structure to capture near-term acquisition opportunities through a conservative balance sheet and manageable debt maturities

•	Maximizing revenue from our existing properties by improving occupancy at market rents, controlling both operating and capital expenditures

•	Maximizing stockholder value through liquidity events on a segment by segment basis

2011 Highlights

Distributions

We have paid a monthly cash distribution to our stockholders which totaled $428.7 million for the year ended December 31, 2011, which was equal to $0.50 per share for 2011. The distributions paid for the year ended December 31, 2011 were funded from cash flow from operations and distributions from unconsolidated joint ventures.

Investing Activities

During 2011, we continued to refine our asset portfolio. We acquired three upper upscale lodging properties consisting of 1,172 rooms for $166.5 million. In addition, we acquired seven high quality multi-tenant retail properties consisting of 1,673,701 square feet for $282.8 million. As part of our strategy to realign our asset segments with higher performing assets, we sold 26 properties for a gross disposition price of $242.3 million, including fourteen retail properties, six midscale lodging properties, four office properties, one industrial property, and one multi-family property.

Financing Activities

We successfully refinanced our 2011 maturities of approximately $540 million and placed debt on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. As of December 31, 2011, we had mortgage debt of approximately $5.8 billion, of which $671 million matures in 2012. Subsequently, we have refinanced or extended approximately $200 million. Our debt increased by $303.9 million from 2010 and have a weighted average interest rate of 5.2% per annum.

Operating Results

We saw significant net operating income increases in our same store lodging and multi-family properties from the year ended December 31, 2010 to 2011, offset by a slight decrease in net operating income in our retail, office and industrial portfolios. In 2012, we expect similar operating results in our lodging and multi-family portfolios due to the growth projected in these segments. We expect to maintain high occupancy in our retail, office, and industrial portfolios, which will result in consistent operating performance in the retail and industrial segments and a slight decrease in our office performance.

The following table represents our same store net operating results for the years ended December 31, 2011 and 2010.

	2011 Net operating income	2010 Net operating income	Increase (decrease)	Increase (decrease)	Economic Occupancy as of December 31, 2011	Economic Occupancy as of December 31, 2010
Retail	$220,592	$222,908	$(2,316)	-1.0%	94%	94%
Lodging	158,567	143,161	15,406	10.8%	71%	70%
Office	129,383	132,956	(3,573)	-2.7%	92%	94%
Industrial	76,206	76,917	(711)	-0.9%	92%	92%
Multi-Family	43,554	37,336	6,218	16.7%	92%	91%

	$628,302	$613,278	$15,024	2.4%

Segment Data

We have five business segments: Retail, Lodging, Office, Industrial, and Multi-family. We evaluate segment performance primarily based on net property operations. Net property operations of the segments do not include interest expense, depreciation and amortization, general and administrative expenses, or interest and other investment income from corporate investments. The non-segmented assets include our cash and cash equivalents, investment in marketable securities, construction in progress, and investment in unconsolidated entities. Information related to our business segments including a measure of profits or loss and revenues from external customers for each of the last three fiscal years and total assets for each of the last two fiscal years is set forth in Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Significant Tenants

For the year ended December 31, 2011, we generated more than 16% of our rental revenue from two tenants, SunTrust Bank and AT&T, Inc. SunTrust Bank leases multiple properties throughout the United States, which collectively generated approximately 9% of our rental revenue for the year ended December 31, 2011. For the year ended December 31, 2011, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc.

Tax Status

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986 as amended (the “Code”) beginning with the tax year ended December 31, 2005. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to Federal income and excise taxes on our undistributed income.

Competition

The commercial real estate market is highly competitive. We compete in all of our markets with other owners and operators of commercial properties. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating income.

We compete with many third parties engaged in real estate investment activities including other REITs, including other REITs sponsored by our sponsor, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. There are also other REITs with investment objectives similar to ours and others may be organized in the future. In addition, these same entities seek financing through the same channels that we do. Therefore, we compete for funding in a market where funds for real estate investment may decrease, or grow less than the underlying demand.

Employees

As of December 31, 2011, we have 99 full-time individuals employed primarily by our multi-family subsidiaries.

Our executive officers do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.’s affiliated entities, including our business manager, and are compensated by these entities, in part, for their services rendered to us. For the purposes of reimbursement, our secretary is not considered an “executive officer.”

We have entered into a business management agreement with Inland American Business Manager & Advisor, Inc. to serve as our business manager, with responsibility for overseeing and managing our day-to-day operations. We have also entered into property management agreements with each of our property managers. We pay fees to our business manager and our property managers in consideration for the services they perform for us pursuant to these agreements.

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

Item 1A. Risk Factors

The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.

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

In addition, the disruptions in the financial markets and recent economic conditions have negatively impacted commercial real estate fundamentals, which could have, and in some cases have already had, various negative impacts on the value of our investments, including:

•	a decrease in the values of our investments in commercial properties, below the amounts paid for such investments; or

•

a decrease in revenues from our properties, due to lower occupancy and rental rates, which may make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

Our ongoing strategy depends, in part, upon future acquisitions, and we may not be successful in identifying and consummating these transactions.

Our business strategy involves realigning on assets through disposal of assets and acquisition of higher performing properties. We may not be successful in identifying suitable properties or other assets or in consummating these transactions on satisfactory terms, if at all.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.

In light of current market conditions and depressed real estate values, property owners in many markets remain hesitant to sell their properties, resulting in fewer opportunities to acquire properties. Of the limited number of desirable properties that we are seeing come to market, we are either facing significant competition to acquire stabilized properties, or having to accept lease-up risk associated with properties that have lower occupancy. As market conditions and real estate values recover, more properties may become available for acquisition, but we can provide no assurances that these properties will meet our investment objectives or that we will be successful in acquiring these properties. Although conditions in the credit markets have improved over the past year, the ability of buyers to utilize higher levels of leverage to finance property acquisitions has been, and remains, somewhat limited. If we are unable to acquire sufficient debt financing at suitable rates or at all, we may be unable to acquire as many additional properties as we anticipate.

Our ongoing strategy involves the disposition of properties; however, we may be unable to sell a property on acceptable terms and conditions, if at all.

Another one of our strategies is to dispose of certain properties. We believe that in certain instances, it makes economic sense to sell properties in today’s market, such as when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, when the property has limited or no equity with a near-term debt maturity, when a property has equity but the projected returns do not justify further investment or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. However, the general economic climate along with property specific issues, such as vacancies and lease terminations, have negatively affected the value of certain of our properties and therefore reduced our ability to sell these properties on acceptable terms. Real estate investments often cannot be sold quickly. As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms, if at all, thereby delaying our ability to sell our properties. In addition, the capitalization rates at which properties may be sold could have risen since our acquisition of the properties, thereby reducing our potential proceeds from sale. Furthermore, properties that we have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership may have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Code applicable to REITs to distribute a significant amount of the taxable gain, if any, to our stockholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties may prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our business manager and property managers. If any of the key personnel of our business manager or property managers were to cease their affiliation with our business manager or property managers, respectively, our operating results could suffer. Further, we do not separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our business manager and property managers to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our business manager or property managers will be successful in attracting and retaining skilled personnel.

If we internalize our management functions, your interest in us could be diluted and we may be unable to retain key personnel.

At some point in the future, we may consider internalizing the functions performed for us by our business manager or property managers. The method by which we could internalize these functions could take many forms, and the method and cost of internalizing cannot be determined or estimated at this time. If we acquired our business manager or property managers as part of an internalization, the amount and form of any consideration that we would pay in this type of transaction could take many forms. For example, we could acquire the business manager or property managers through a merger in which we issue shares of our common stock for all of the outstanding common stock or assets of these entities. Issuing shares of our common stock would reduce the percentage of our outstanding shares owned by stockholders prior to any transaction. Issuing promissory notes could reduce our net income, cash flow from operating activities and our ability to make distributions, particularly if internalizing these functions does not produce cost savings. Further, if we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our business manager and property managers, or their respective affiliates, especially if we internalize our management functions but do not acquire our business manager or property managers. See If we seek to internalize our management functions, other than by acquiring our business manager or property managers, we could incur greater costs and lose key personnel below. An inability to manage an internalization transaction could effectively result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If we pursue the acquisition of our business manager or property managers, there is no assurance that we will reach an agreement with these parties as to the terms of the transaction.

Even if we pursue the acquisition of our business manager and property managers, neither entity is obligated to enter into a transaction with us or to do so at any particular price. If we desire to internalize our management functions by acquiring our business manager and property managers, our independent directors, as a whole, or a committee thereof, will have to negotiate the specific terms and conditions of any agreement or agreements to acquire these entities, including the actual purchase price. There is no assurance that we will be able to enter into an agreement with the business manager and property managers on mutually acceptable terms. Accordingly, we would have to seek alternative courses of actions to internalize our management functions.

If we seek to internalize our management functions, other than by acquiring our business manager or property managers, we could incur greater costs and lose key personnel.

If our board deems an internalization to be in our best interests, it may decided that we should pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by acquiring our business manager and property managers. The costs that we would incur in this case are uncertain and may be substantial. In addition, certain key personnel of the business manager and or property managers have employment agreements with those entities, which could restrict our ability to retain such personnel if we do not acquire the business manager and or property managers. Further, we would lose the benefit of the experience of business manager and property managers.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2011, we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Risks Related to our Real Estate Assets

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

We depend on tenants for our revenue, and accordingly, lease terminations and tenant defaults could adversely affect the income produced by our properties.

The success of our investments depends on the financial stability of our tenants. The current economic conditions have adversely affected, and may continue to adversely affect, one or more of our tenants. For example, business failures and downsizings have affected the tenants of our office and industrial properties, and reduced consumer demand for retail products and services has affected the tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in their business that may weaken significantly their financial condition. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.

As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal, or the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the year ended December 31, 2011, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the year ended December 31, 2011, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. The lease for one of the AT&T properties, with approximately 1.7 million square feet, expires in 2016. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Recent economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency, or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. We cannot provide assurance that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Leases representing approximately 5.4% of the rentable square feet of our retail, office, and industrial portfolio are scheduled to expire in 2012. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of December 31, 2011, leases representing approximately 5.4% of the 49,267,633 rentable square feet of our retail, office, and industrial portfolio were scheduled to expire in 2012, and an additional 7.0% of the square footage of our retail, office, and industrial portfolio was available for lease. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants.

We expect that, upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenues from operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own properties located throughout the United States. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. As of December 31, 2011, approximately, 4%, 5%, 7% and 12% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Minneapolis, Dallas, Chicago and Houston metropolitan areas, respectively.

Additionally, at December 31, 2011, 34 of our lodging facilities, or approximately 36% of our lodging portfolio, were located in Washington D.C. and the eight eastern seaboard states ranging from Connecticut to Florida, which includes 11 hotels in North Carolina. Additionally, 19 properties were located in Texas. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the water and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

To qualify as a REIT, we must rely on third parties to operate our hotels.

To continue qualifying as a REIT, we may not, among other things, operate any hotel, or directly participate in the decisions affecting the daily operations of any hotel. Thus, we have retained third party managers to operate our hotel properties. We do not have the authority to directly control any particular aspect of the daily operations of any hotel, such as setting room rates. Thus, even if we believe our hotels are being operated in an inefficient or sub-optimal manner, we may not be able to require an immediate change to the method of operation. Our only alternative for changing the operation of our hotels may be to replace the third party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager. Certain of these agreements may not be terminated without cause, which generally requires fraud, misrepresentation and other illegal acts. Even if we terminate or replace any manager, there is no assurance that we will be able to find another manager or that we will be able to enter into new management agreements favorable to us. Any change of hotel management would cause a disruption in operations.

Conditions of franchise agreements could adversely affect us.

Our lodging properties are operated pursuant to agreements with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, Hyatt Corporation, Wyndham Worldwide Corporation and Choice Hotels International. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel, causing us to incur significant costs, without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment.

These agreements also permit the franchisor to terminate the agreement in certain cases such as a failure to pay royalties and fees or to perform under covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. If a franchise license terminates due to our failure to comply with the terms and conditions of the agreement, we may be liable to the franchisor for a termination payment. These payments vary. Also, these franchise agreements do not renew automatically.

Actions of our joint venture partners could negatively impact our performance.

As of December 31, 2011 we had entered into joint venture agreements with 11 entities to fund the investment of office, industrial/distribution, retail, lodging, and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $317 million. For the year ended December 31, 2011, we recorded losses of $13 million and impairments net of gains of $106 million associated with these ventures.

With respect to these investments, we are not in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investing in real estate. For example, our co-member, co-venturer or partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current venture partners, which in some cases has resulted in litigation with these partners. There can be no assurance that an adverse outcome in any lawsuit will not have a material effect on our results of operations for any particular period. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business. Our relationships with our venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.

Current credit market disruptions and recent economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our development projects, including projects where we have notes receivable, or becoming bankrupt or insolvent.

We have entered into, and may continue to enter into, projects that are in various stages of pre-development and development. Investing in properties under development, and in lodging facilities in particular, which typically must be renovated or otherwise improved on a regular basis, including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. The current economic climate has continued to impact real estate developments as well. The current slow-down in consumer spending has negatively impacted the retail environment in particular, and is causing many retailers to reduce new leasing and expansion plans. We believe that our retail developments will experience longer lease-up periods and that actual lease rates will be less than the leasing rates originally underwritten.

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

Generally, under bankruptcy law and the bankruptcy guarantees we have required of certain of our joint venture development partners, we may seek recourse from the developer-guarantor to complete our development project with a substitute developer partner. However, in the event of a bankruptcy by the developer-guarantor, we cannot provide assurance that the developer or its trustee will satisfy its obligations. The bankruptcy of any developer or the failure of the developer to satisfy its obligations would likely cause us to have to complete the development or find a replacement developer on our own, which could result in delays and increased costs. We cannot provide assurance that we would be able to complete the development on terms as favorable as when we first entered into the project. If we are not able to, or elect not to, proceed with a development opportunity, the development costs ordinarily would be charged against income for the then-current period if we determine our costs are not recoverable.

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

As of December 31, 2011, we had investments valued at $289 million in real estate related equity and debt securities. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. In fact, many of the entities that we have invested in have reduced the dividends paid on their securities. The stock prices for some of these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss.

Any mortgage loans that we originate or purchase are subject to the risks of delinquency and foreclosure.

We may originate and purchase mortgage loans. These loans are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by an income-producing property depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. A property’s net operating income can be affected by the any of the potential issues associated with real estate-related investments as discussed herein. We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

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

We attempt to adequately insure all of our properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we incur any casualty losses not fully covered by insurance, the value of our assets will be reduced by the amount of the uninsured loss. In addition, other than any reserves we may establish, we have no designated source of funding to repair or reconstruct any uninsured damaged property.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

We own estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

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

Our properties generally are subject to the Americans With Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

Risks Associated with Debt Financing

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

We have acquired, and may continue to acquire, real estate assets by using either existing financing or borrowing new monies. Our articles generally limit the total amount we may borrow to 300% of our net assets. In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” (subject to certain adjustments) to our stockholders, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.

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

The terms and conditions contained in any of our loan documents may require us to maintain cash reserves; limit the aggregate amount we may borrow on a secured and unsecured basis; require us to satisfy restrictive financial covenants; prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination; restrict our leasing operations; or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders typically restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

Interest-only indebtedness may increase our risk of default.

We have obtained, and continue to incur interest related to, interest-only mortgage indebtedness. During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we are required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan and reduce the funds available for distribution to our stockholders.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2011, approximately $1.5 billion of our indebtedness bore interest at variable rates. Increases in interest rates in variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As fixed rate debt matures, we may not be able to secure low fixed rate financing. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

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

Risks Related to Our Common Stock

There is no public market for our shares, and you may not be able to sell your shares, including through our share repurchase program.

There is no public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. Further, our amended and restated share repurchase program permits us to repurchase shares only from a beneficiary of a stockholder that has died or from stockholders that have a qualifying disability or that are confined to a long-term care facility.

There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.

We intend to continue paying regular monthly cash distributions to our stockholders. However, there are many factors that can affect the availability and timing of cash distributions to stockholders such as our ability to earn positive yields on our real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions and will result in us having less cash available for other uses.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. For the year ended December 31, 2011, we paid a business management fee of $40 million, or approximately 0.35% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $1.6 million, together which are less than the full 1% fee that the business manager could be paid. However, there is no assurance that our business manager will forgo or defer any portion of its business management fee in the future. Further, we would need to use cash at some point in the future to pay any fee or reimbursement that is deferred. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), as well as proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness.

Risks Related to Conflicts of Interest

There are conflicts of interest between us and affiliates of our sponsor that may affect our acquisition of properties and financial performance.

During the ten years ended December 31, 2011, our sponsor and Inland Private Capital Corporation (“IPCC”) had sponsored, in the aggregate, three other REITs and 107 real estate exchange private placement limited partnerships and limited liability companies. Two of the REITs, Inland Diversified Real Estate Trust, Inc. and Inland Monthly Income Trust, Inc., are, or in the case of Inland Monthly Income Trust will be, managed by affiliates of our business manager. Two other REITs, Inland Real Estate Corporation and Inland Western Retail Real Estate Trust, Inc., are self-managed, but our sponsor and its affiliates continue to hold a significant investment in these entities. We may be seeking to buy real estate assets at the same time as certain of these other programs. Further, certain programs sponsored by our sponsor or IPCC own and manage the type of properties that we own, and in the same geographical areas in which we own them. Therefore, our properties may compete for tenants with other properties owned and managed by these other programs. Persons performing services for our property managers may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by these programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Our sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our business manager and our property managers.

We rely, to a great extent, on persons performing services for our business manager and property managers and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs previously sponsored by our sponsor. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of our sponsor, its affiliates and the other programs formed and organized by our sponsor. In addition, if another investment program sponsored by our sponsor decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our business manager and property managers, and if it did so, would likely not allow these persons to perform services for us.

We do not have arm’s-length agreements with our business manager, our property managers or any other affiliates of our sponsor.

None of the agreements and arrangements with our business manager, our property managers or any other affiliates of our sponsor was negotiated at arm’s-length. These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm’s length agreements with third parties.

Our business manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us. Most significantly, our business manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. Further, our property managers receive fees based on the gross income from properties under management. Other parties related to, or affiliated with, our business manager or property managers may also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to borrow more money than prudent to increase the amount we can invest. Ultimately, the interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We rely on entities affiliated with our sponsor to identify real estate assets.

We rely on Inland Real Estate Acquisitions, Inc. (“IREA”) and other affiliates of our sponsor to identify suitable investment opportunities for us. Other public or private programs sponsored by our sponsor or IPCC also rely on these entities to identify potential investments. These entities have, in some cases, rights of first refusal or other pre-emptive rights to the properties that IREA identifies. Our right to acquire properties identified by IREA is subject to the exercise of any prior rights vested in these entities. We may not, therefore, be presented with opportunities to acquire properties that we otherwise would be interested in acquiring.

Risks Related to Our Organization and Structure

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including those regarding investment policies and strategies, financing, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders.

Stockholders’ interest in us will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future. Our articles authorize us to issue up to 1.5 billion shares of capital stock, of which 1.46 billion shares are designated as common stock and 40 million are designated as preferred stock. Future issuances of common stock, including issuances through our distribution reinvestment plan (“DRP”), will reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders generally will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

Subject to the limitations set forth in our articles, a director will not have any liability for monetary damages under Maryland law so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinary prudent person in a like position would use under similar circumstances. In addition, our articles, in the case of our directors, officers, employees and agents, and the business management agreement and the property management agreements, in the case of our business manager and property managers, respectively, require us to indemnify these persons for actions taken by them in good faith and without negligence or misconduct, or, in the case of our independent directors, actions taken in good faith without gross negligence or willful misconduct. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

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

Federal Income Tax Risks

If we fail to qualify as a REIT, we will have less cash to distribute to our stockholders.

Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Internal Revenue Code of 1986, as amended (the “Code”). We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT and/or the federal income tax consequences of our qualification as a REIT. If we were to fail to qualify as a REIT and did not qualify for certain statutory relief provisions:

•	we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•	we would be subject to federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless qualify for certain statutory relief provisions;

•	we would have less cash to pay distributions to stockholders; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay the corporate tax obligations we may incur as a result of being disqualified.

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that, under current law, which is subject to change, our U.S. stockholders who are taxed at individual rates would be taxed on our dividends at long-term capital gains rates through 2012 and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

To maintain REIT status, we may be forced to borrow funds or dispose of assets during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in our company.

To qualify as a REIT, we must distribute 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain) to our stockholders each year. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds or dispose of assets to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. Our inability to satisfy the distribution requirements with operating cash flow could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to fund alternative sources of funding or risk losing our status as a REIT.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. For example:

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

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transactions” tax.

•	Our taxable REIT subsidiaries are subject to regular corporate federal, state and local taxes.

•	We will be subject to a 100% penalty tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis.

Any of these taxes would decrease cash available for distributions to our stockholders.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of a property. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal, state and local income taxation.

We may fail to qualify as a REIT if the Internal Revenue Service (the “IRS”) successfully challenges the valuation of our common stock used for purposes of our DRP.

In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For example, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.

Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Currently, the purchase price per share under our DRP is equal to 100% of the “market price” of a share of our common stock. Because our common stock is not yet listed for trading, for these purposes, “market price” means the fair market value of a share of our common stock, as estimated by us. In the past, our DRP has offered participants the opportunity to acquire newly-issued shares of our common stock at a discount to the “market price.” Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we have offered in the past was intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock has not been susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the “market value” used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To maintain qualification as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than governmental securities, qualified real estate assets and securities of taxable REIT subsidiaries) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities of taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments in order to maintain our REIT status.

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income such as rent. For the rent to we receive under our lease to be treated as qualifying income for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. There are no controlling Treasury regulations, published rulings or judicial decisions involving leases with terms substantially the same as our hotel leases that discuss whether such leases constitute true leases for federal income tax purposes. We believe that all of our leases, including our hotel leases, will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If a significant portion of our leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests and each would likely lose its REIT status.

If MB REIT failed to qualify as a REIT, we would like fail to qualify as a REIT.

We own 100% of the common stock of MB REIT, which owns a significant portion of our properties and has elected to be taxed as a REIT for federal income tax purposes. MB REIT is subject to the various REIT qualification requirements and other limitations that apply to us. We believe that MB REIT has operated and will continue to operate in a manner to permit it to qualify for taxation as a REIT for federal income tax purposes. However, if MB REIT were to fail to qualify as a REIT, then (1) MB REIT would become subject to regular corporation income tax and (2) our ownership of shares MB REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test applicable to REITs and would become subject to the 5% asset test, the 10% vote test, and the 10% value test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and taxable REIT subsidiaries. If MB REIT were to fail to qualify as a REIT, we would not satisfy the 5% asset test, the 10% value test, or the 10% vote test, in which event we would fail to qualify as a REIT unless we qualified for certain statutory relief provisions.

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease our hotels to our certain of our taxable REIT subsidiaries. A taxable REIT subsidiary will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent that hotels that our taxable REIT subsidiaries lease are managed by an “eligible independent contractor.”

We believe that the rent paid by our taxable REIT subsidiaries that lease our hotels is qualifying income for purposes of the REIT gross income tests and that our taxable REIT subsidiaries qualify to be treated as “taxable REIT subsidiaries” for federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, we would likely fail to satisfy the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to satisfy either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless we qualified for certain statutory relief provisions.

If our hotel managers do not qualify as “eligible independent contractors,” we may fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our taxable REIT subsidiaries that lease our hotels must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by taxable REIT subsidiaries to be qualifying income for gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, (1) a manager must be actively engaged in the trade or business of operating hotels for third parties at the time the manger enters into a management contract with a taxable REIT subsidiary lessee and (2) the manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager. Although we believe that all of our hotel managers qualify as eligible independent contractors, no complete assurance can be provided that the IRS will not successfully challenge that position.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made to acquire or carry real estate assets generally will not constitute gross income for purposes of the two gross income tests applicable to REITs, so long as we clearly identify any such transactions as hedges for tax purposes before the close of the day on which they are acquired or entered into and we satisfy other identification requirements. In addition, any income from other hedging transactions would generally not constitute gross income for purposes of both the gross income tests. Accordingly, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect you.

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

The maximum tax rate on qualified dividends paid by corporations to stockholders taxed at individual rates is 15% through 2012. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for favorable capital gains tax rates. Therefore, our stockholders will pay federal income tax on our dividends (other than capital gains dividends, dividends designated as qualified dividends (generally, qualified dividend income received by us from a taxable REIT subsidiary or other corporate investment or previously taxable to us in a prior year as undistributed income) or distributions which represent a return of capital or in excess of tax basis for tax purposes) at the applicable “ordinary income” rate, the maximum of which is 35% through 2012. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own interests in retail, office, industrial, multi-family and lodging properties. As of December 31, 2011, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned an interest in 869 properties, excluding our lodging and development properties, located in 35 states and the District of Columbia. In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, own 95 lodging properties in 26 states and the District of Columbia. (Dollar amounts stated in thousands, except for revenue per available room, average daily rate and average rent per square foot).

General

The following table sets forth information regarding the 10 individual tenants in descending order based on base rent paid in 2011 but excluding our lodging, multi-family, and development properties. (Dollar amounts stated in thousands.)

Tenant Name	Type	2011 Base Rental Income ($)	% of Total Portfolio Income	Square Footage	% of Total Portfolio Square Footage
SunTrust Bank	Retail/Office	55,408	8.60%	2,269,901	4.30%
AT&T, Inc.	Office	44,310	6.88%	3,407,651	6.46%
Citizens Banks	Retail	19,996	3.11%	986,378	1.87%
Sanofi-Aventis	Office	16,408	2.55%	736,572	1.40%
United Healthcare Services	Office	16,238	2.52%	1,210,670	2.29%
C&S Wholesalers	Industrial/Distribution	15,119	2.35%	3,031,295	5.75%
Atlas Cold Storage	Industrial/Distribution	13,201	2.05%	1,896,815	3.60%
Stop N Shop	Retail	10,228	1.59%	601,652	1.14%
Cornell Corrections	Industrial/Distribution	10,024	1.56%	301,029	0.57%
Lockheed Martin Corporation	Office	8,589	1.33%	342,516	0.65%

The following sections set forth certain summary information about the character of the properties that we owned at December 31, 2011. Certain of the Company’s properties are encumbered by mortgages, totaling $5,770,595, and additional detail about the mortgages can be found on Schedule III – Real Estate and Accumulated Depreciation.

Retail Segment

As of December 31, 2011, our retail segment consisted of 726 properties. Our retail segment is centered on multi-tenant properties with an average of approximately 140,000 square feet of total space, located in stable communities, primarily in the southwest and southeast regions of the country. Our retail tenants are largely necessity-based retailers such as grocery and pharmacy, as well as moderate-fashion shoes and clothing retailers, and services such as banking. We own the following types of retail centers:

•

The majority of our single tenant retail properties are bank branches operated by SunTrust Bank or Citizens Bank. The bank branches typically offer a wide range of face-to-face or automated banking services to their customers and are often located on corners or out parcels. Typically, these tenants pay rents with contractual increases over time and bear virtually all expenses associated with operating the facility.

•

Community or neighborhood centers are generally open air and designed for tenants that offer a larger array of apparel and other soft goods. Typically, these centers contain anchor stores and other national retail tenants. Our neighborhood shopping centers are generally in-line strip centers with a grocery store anchor, a drugstore, and other small retailers. Tenants of these centers typically offer necessity-based products.

•

Power centers consist of several anchors, such as department stores, off-price stores, warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations in the economy or retail environment. Our retail business is not highly dependent on specific retailers or specific retail industries, which we believe shields the portfolio from significant revenue variances over time.

The following table reflects the types of properties within our retail segment as of December 31, 2011.

Retail Properties	Number of Properties	Total Gross Leasable Area (Sq.Ft.)	% of Economic Occupancy as of December 31, 2011	Total # of Financially Active Leases as of December 31, 2011	Sum of Annualized Rent ($)	Average of Rent PSF ($)
Single Tenant	593	3,752,717	100%	593	84,461	22.55
Community & Neighborhood Center	83	8,602,538	93%	1,237	108,755	13.61
Power Center	50	10,290,116	93%	1,022	125,490	13.11

	726	22,645,371	94%	2,852	318,706	14.96

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2012	419	1,507,086	24,099	7.1%	7.2%	15.99
2013	342	1,412,621	22,574	6.6%	6.7%	15.98
2014	316	2,002,890	28,984	9.4%	8.7%	14.47
2015	335	2,352,018	29,497	11.0%	8.8%	12.54
2016	291	1,813,058	26,273	8.5%	7.9%	14.49
Thereafter	1,149	12,220,059	203,047	57.4%	60.7%	16.62

	2,852	21,307,732	334,474	100.0%	100.0%	15.70

We have staggered our lease expirations so that we can manage lease rollover. The average percentage of leases expiring over the next five years is less than 10%.

Lodging Segment

Lodging facilities have characteristics different from those found in office, retail, industrial, and multi-family properties. Revenue, operating expenses, and net income of lodging properties are directly tied to the daily hotel sales operation whereas these other asset classes generate revenue from medium to long-term lease contracts. In this way, net operating income for properties in our other asset classes is somewhat more predictable than lodging properties, though we believe that opportunities to increase revenue are, in many cases, limited because of the duration of the existing lease contracts. We believe lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in lodging revenue as a result of declines in daily rental rates and/or daily occupancy when demand is reduced. Due to seasonality, we expect our lodging revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.

We follow two practices common for REITs that own lodging properties: 1) association with national franchise organizations and 2) management of the properties by third-party hotel managers. We have aligned our portfolio with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Wyndham, Choice, Fairmont and Starwood Hotels. Our lodging facilities and these franchise enterprises are generally classified in the “upscale” or “upper-upscale” lodging categories. By entering into franchise agreements with these organizations, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through the franchisor (in this case, the organization) while the franchisee (in this case, us) pays only a fraction of the overall cost for these programs. We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities, thus, creating higher occupancy and rental rates, and increased revenue. Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems of the franchisor which we believe further bolsters occupancy and overall daily rental rates.

The following table reflects the types of properties within our lodging segment as of December 31, 2011.

Lodging Properties	Number of Properties	Number of Rooms	Average Occupancy for the Year ended December 31, 2011	Average Revenue Per Available Room for the Year ended December 31, 2011 ($)	Average Daily Rate for the Year 2011 ($)
Marriot	49	7,821	71%	87	122
Hilton	38	5,661	73%	87	120
Other	8	2,115	70%	84	120

	95	15,597	71%	86	121

Office Segment

Our investments in office properties largely represent assets leased to and occupied by either a diverse group of tenants or to a single tenant that fully occupy the leased space. Examples of our multi-tenant properties include the IDS Center located in the central business district of Minneapolis, Minnesota and Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C., with space leased to high-technology companies and federal government contractors. Examples of our single tenant properties include three buildings leased and occupied by AT&T and located in three distinct US office markets—Chicago, Illinois, St. Louis, Missouri, and Cleveland, Ohio. In addition, our single tenant office portfolio includes bank offices leased on a net basis to SunTrust, with locations in the east and southeast regions of the country.

The following table reflects the types of properties within our office segment as of December 31, 2011.

Office Properties	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	% of Economic Occupancy as of December 31, 2011	Total # of Financially Active Leases as of December 31, 2011	Sum of Annualized Rent ($)	Average of Rent PSF ($)
Single-Tenant	32	7,431,526	95%	31	95,583	13.59
Multi-Tenant	11	2,813,287	85%	239	47,508	19.77

	43	10,244,813	92%	270	143,091	15.17

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2012	32	386,410	7,325	4.1%	4.6%	18.96
2013	30	651,173	12,251	6.9%	7.8%	18.81
2014	52	246,368	4,266	2.6%	2.7%	17.31
2015	43	393,614	7,753	4.2%	4.9%	19.70
2016	38	2,546,212	41,409	27.0%	26.3%	16.26
Thereafter	75	5,210,487	84,701	55.2%	53.7%	16.26

	270	9,434,264	157,705	100.0%	100.0%	16.72

The percentage of leases expiring each year for the next four years is low. During the fifth year, 67% of the lease expiration relates to one property, with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market.

Industrial Segment

Our industrial segment is comprised of four types of properties: distribution centers, specialty distribution centers, charter schools, and correctional facilities. Our distribution centers are warehouses or other specialized buildings which stock products to be distributed to retailers, wholesalers or directly to consumers. Some properties are located in what we believe are active and sought-after industrial markets, such as the O’Hare airport market of Chicago, Illinois. The specialty distribution centers consist of refrigeration or air conditioned buildings which supply grocery stores in various locations across the country. The charter schools and correctional facilities consist of ten properties under long-term triple net leases.

The following table reflects the types of properties within our industrial segment as of December 31, 2011.

Industrial Properties	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	% of Economic Occupancy as of December 31, 2011	Total # of Financially Active Leases as of December 31, 2011	Sum of Annualized Rent ($)	Average of Rent PSF ($)
Distribution Center	53	13,658,572	91%	64	55,168	4.45
Specialty Distribution Center	11	1,896,815	100%	11	13,201	6.96
Charter Schools	8	364,718	100%	8	7,232	19.83
Correctional Facility	2	457,345	100%	2	12,194	26.66

	74	16,377,450	92%	85	87,795	5.81

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2012	17	783,973	2,287	5.2%	2.3%	2.92
2013	14	1,457,625	8,337	9.7%	8.5%	5.72
2014	3	453,528	2,517	3.0%	2.6%	5.55
2015	7	1,124,703	4,520	7.4%	4.6%	4.02
2016	5	1,420,677	5,137	9.4%	5.2%	3.62
Thereafter	39	9,862,827	75,354	65.3%	76.8%	7.64

	85	15,103,333	98,152	100.0%	100.00%	6.50

The percentage of leases expiring each year for the next five years is less than 10%. We believe this is a manageable percentage of lease rollover.

Multi-Family Segment

Our multi-family portfolio consists of conventional apartments and student housing. Our conventional apartment properties are upscale with resident amenities such as business centers, fitness centers, swimming pools, landscaped grounds and clubhouse facilities. The apartment buildings are typically three-story walk-up buildings offering one, two and three bedroom apartments and are leased on per unit basis. Our student-housing portfolio consists of residential and mixed-use communities close to university campuses and in urban infill locations. Student-housing facilities are leased on a per bed basis rather than per unit. These five student housing properties were constructed between mid-2007 and 2010.

The following table reflects the types of properties within our multi-family segment as of December 31, 2011.

Multi-family Properties	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	% of Economic Occupancy as of December 31, 2011	Total # of Units/ Beds Occupied	Rent per Unit/ Bed ($)
Conventional	21	6,489,579	92.32%	6,382	965.35
Student-Housing	5	936,766	92.79%	2,458	661.50

	26	7,426,345	92.45%	8,840	880.86

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no public trading market for the common stock. We announced an estimated value per share of our common stock equal to $7.22 as of December 29, 2011. We intend on estimating our value per share on an annual basis.

We published an estimated per share value of our common stock to assist broker-dealers that sold our common stock in our initial and follow-on “best efforts” offerings to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”) and to assist fiduciaries of retirement plans subject to annual reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), whose clients purchased our common stock. Specifically, FINRA requires registered broker-dealers to disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules presently prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old.

The FINRA rules provide no guidance regarding the methodology a REIT must use to determine its estimated value per share. As with any valuation methodology, the methodology employed by our business manager was based upon a number of estimates and assumptions that may not be reflective of actual results. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value published by us represents neither the fair value according to U.S. generally accepted accounting principles (or “GAAP”) of our assets less liabilities, nor the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities.

Share Repurchase Program

Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board later adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012 (the “First Amended Program”). Our board subsequently adopted a Second Amended and Restated Share Repurchase Program, which became effective as of February 1, 2012 (the “Second Amended Program”).

Under the First Amended Program, we were permitted to repurchase shares of our common stock, on a quarterly basis, upon the death of the beneficial owners of our shares. We were authorized to repurchase shares at a price per share equal to 90% of the most recently disclosed estimated per share value of our common stock, which, on each of the relevant repurchase dates, was equal to $7.23 per share. Our obligation to repurchase any shares under the First Amended Program was conditioned upon our having sufficient funds available to complete the repurchase. Our board had reserved $5.0 million per calendar quarter for this purpose. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period could the aggregate number of shares repurchased under the First Amended Program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. If our funds were insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, we would repurchase the shares in chronological order, based upon the beneficial owner’s date of death.

Under the Second Amended Program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.22 per share. Our obligation to repurchase any shares under the Second Amended Program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the Second Amended Program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. For any calendar quarter, if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, repurchases for death will take priority over any hardship repurchases, in each case in accordance with the procedures, and subject to the funding limits, described in the Second Amended Program and summarized herein.

If, on the other hand, the funds reserved for either category of repurchase under the Second Amended Program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, we will repurchase the shares in the following order:

•	for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner’s date of death; and

•

for hardship repurchases, we will repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder’s shares.

The Second Amended Program will immediately terminate if our shares are approved for listing on any national securities exchange. We may amend or modify any provision of the Second Amended Program, or reject any request for repurchase, at any time in our board’s sole discretion.

The table below outlines the shares of common stock we repurchased pursuant to the First Amended Program during the three months ended December 31, 2011:

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2011	0	N/A	0	(1)
November 2011	0	N/A	0	(1)
December 2011	691,563	$7.23	691,563	(1)

(1)	A description of the First Amended Program, including the date that the program was amended, the dollar amount approved, the expiration date and the maximum number of shares that may be purchased thereuder is included in the narrative preceding this table.

Stockholders

As of March 1, 2012, we had 187,276 stockholders of record.

Distributions

We have been paying monthly cash distributions since October 2005. During the years ended December 31, 2011 and 2010, we declared cash distributions, which are paid monthly in arrears to stockholders, totaling $429.6 million and $417.9 million, respectively, in each case equal to $.50 per share on an annualized basis. For Federal income tax purposes for the years ended December 31, 2011 and 2010, 62% and 66% of the distributions paid constituted a return of capital in the applicable year.

We intend to continue paying regular monthly cash distributions to our stockholders. However, there are many factors that can affect the amount and timing of cash distributions to stockholders. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not decrease further, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	32,000	$9.05	43,000

Equity compensation plans not approved by security holders	0	$0	0

Total:	32,000	$9.05	43,000

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of and for the year ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$10,919,190	11,391,502	11,328,211	11,136,866	8,114,714
Mortgages, notes and margins payable	$5,902,712	5,532,057	5,085,899	4,437,997	3,028,647
Operating Data:
Total income	$1,323,151	1,186,894	1,058,574	965,274	458,905
Total interest and dividend income	$22,869	33,068	55,161	77,997	84,201
Net income (loss) attributable to Company	$(316,253)	(176,431)	(397,960)	(365,178)	55,922
Net income (loss) per common share, basic and diluted	$(0.37)	(0.21)	(0.49)	(0.54)	0.14
Common Stock Distributions:
Distributions declared to common stockholders	$429,599	417,885	405,337	418,694	242,606
Distributions per weighted average common share	$0.50	0.50	0.51	0.62	0.61
Funds from Operations:
Funds from operations (a)	$443,460	321,828	142,601	140,064	244,299
Cash Flow Data:
Cash flows provided by operating activities	$397,949	356,660	369,031	384,365	263,420
Cash flows used in investing activities	$(286,896)	(380,685)	(563,163)	(2,484,825)	(4,873,404)
Cash flows provided by (used in) financing activities	$(160,597)	(208,759)	(250,602)	2,636,325	4,716,852
Other Information:
Weighted average number of common shares outstanding, basic and diluted	858,637,707	835,131,057	811,400,035	675,320,438	396,752,280

(a)	Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations, or “FFO”, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, these impairment charges are added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.

In 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate assets as well as the gains and or losses related to unconsolidated entities to the extent they are due to the depreciable real estate assets. Consequently, we have restated prior years’ FFO to reflect these changes.

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		Year ended December 31,
		2011	2010	2009
	Net loss attributable to Company	$(316,253)	(176,431)	(397,960)
Add:	Depreciation and amortization related to investment properties	439,077	443,100	394,995
	Depreciation and amortization related to investment in unconsolidated entities	63,645	43,845	41,300
	Provision for asset impairment	105,795	3,180	1,117
	Provision for asset impairment included in discontinued operations	57,846	44,349	32,934
	Impairment of investment in unconsolidated entities	113,621	11,239	7,443
	Impairment reflected in equity in earnings of unconsolidated entities	16,739	10,710	75,787

Less:	Gains from property sales and transfer of assets	16,510	55,412	0
	Gains from property sales reflected in equity in earnings of unconsolidated entities	11,141	242	10,500
	Gains from sale of unconsolidated entities	7,545	0	0
	Noncontrolling interest share of depreciation and amortization related to investment properties	1,814	2,510	2,515

	Funds from operations	$443,460	321,828	142,601

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Loss or significant non-cash items from the periods presented (in thousands):

	Year ended December 31,
	2011	2010	2009
Gain on conversion of note receivable to equity interest	$(17,150)	0	0
Payment from note receivable previously impaired	$(2,422)	0	0
Provision for goodwill impairment	$0	0	26,676
Impairment of notes receivable	$0	111,896	74,136
Impairment on securities	$24,356	1,856	4,038
(Gain) loss on consolidated investment	$0	(433)	148,887
Straight-line rental income	$(13,841)	(17,705)	(16,329)
Amortization of above/below market leases	$(1,326)	(433)	(1,688)
Amortization of mark to market debt discounts	$7,973	6,203	1,695
Gain on extinguishment of debt	$(10,848)	(19,227)	0
Acquisition Costs	$1,680	1,805	9,617

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

The following discussion and analysis relates to the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We continue to maintain a sustainable distribution rate funded by our operations. In 2011, we began disposing of assets we determined less strategic and reinvesting the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders. To achieve these objectives, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the year ended December 31, 2011 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Cash flow from operations as determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

•	Funds from Operations (“FFO”), a supplemental non-GAAP measure to net income determined in accordance with GAAP.

•	Economic and physical occupancy and rental rates.

•	Leasing activity and lease rollover.

•	Managing operating expenses.

•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

•	Debt maturities and leverage ratios.

•	Liquidity levels.

During 2012, we will continue to execute on our strategy to dispose of less strategic assets and deploy the capital into higher performing asset segments. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates in 2012. We expect to see increased same store operating performance in our lodging and multi-family segments in 2012. The lodging industry is expected to have positive growth for 2012 and the rental growth is projected to continue for the multi-family properties in 2012. Our retail, office and industrial portfolios are expected to maintain high occupancy and have limited lease rollover in the coming years. We believe the retail and industrial segments same store income will be consistent with 2011 results. We do expect to see lower income in the office segment compared to 2011 results. We believe we will be maintain our cash distribution in 2012 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2011, 2010 and 2009. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire years ended December 31, 2011 and 2010 and December 31, 2010 and 2009, respectively, are referred to herein as “same store” properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Comparison of the years ended December 31, 2011, 2010 and 2009

Operating Income and Expenses:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	2011 Increase (decrease) from 2010	2010 Increase (decrease) from 2009
Income:
Rental income	640,118	605,665	520,154	34,453	85,511
Tenant recovery income	93,816	87,730	80,072	6,086	7,658
Other property income	18,113	16,909	18,323	1,204	(1,414)
Lodging income	571,104	476,590	440,025	94,514	36,565

Operating Expenses:
Lodging operating expenses	364,617	302,651	277,411	61,966	25,240
Property operating expenses	137,281	128,906	106,368	8,375	22,538
Real estate taxes	94,511	87,315	80,344	7,196	6,971
Provision for asset impairment	105,795	3,180	1,117	102,615	2,063
General and administrative expenses	31,033	36,668	43,499	(5,635)	(6,831)
Business manager management fee	40,000	36,000	39,000	4,000	(3,000)

Property Income and Operating Expenses

Rental income for non-lodging properties consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Tenant recovery income generally fluctuates correspondingly with property operating expenses and real estate taxes. Other property income for non-lodging properties consists of lease termination fees and other miscellaneous property income. Property operating expenses for non-lodging properties consist of real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable from the tenant).

•

The increase in property revenues in the year ended December 31, 2011 was primarily due to a full year of operations reflected in 2011 for properties acquired during 2010 in addition to 2011 acquisition of seven properties. Same store consolidated property revenues amounted to $637,894 in 2011 compared to $639,181 in 2010, which was less than a 1% change. In correlation, same store property operating expenses increased from $114,892 in 2010 to $114,992 in 2011, which was also less than a 1% change. Real estate taxes on a a same store basis decreased less than 2%, from $54,173 in 2010 to $53,168 in 2011.

•

Similarly, the increase in property revenues in the year ended December 31, 2010 was primarily due to a full year of operations reflected in 2010 for properties acquired during 2009 in addition to 2010 acquisitions of 28 properties. Same store consolidated property revenues amounted to $545,502 in 2010 compared to $550,410 in 2009, which was less than a 1% change. In correlation, same store property operating expenses increased from $97,828 in 2009 to $101,077 in 2010, which was a 3% change. Real estate taxes on a same store basis decreased by 5%, from $50,176 in 2009 to $47,721 in 2010.

Lodging Income and Operating Expenses

Our lodging properties generate revenue through sales of rooms and associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•

Lodging income increased in the year ended December 31, 2011 primarily due to a full year of operations reflected in 2011 for hotels acquired in 2010 in addition to 2011 acquisition of three hotels. In general, the economy was better in 2011 than in the prior year and businesses held more meetings at hotels, which also resulted in additional income through the sale of food and drinks. As expected, lodging operating expense increased correspondingly to lodging income.

•

Lodging income increased in the year ended December 31, 2010 primarily due to occupancy increases across the lodging segment. Due to the economic recovery during the latter part of 2010, hotel performances increased which allowed for an increase in the demand for hotel rooms. This in turn increased the occupancy rate and the average daily rate for some areas as corporate business travel and leisure travel improved. Additional hotels purchased in mid-year also contributed to the increase in revenue by adding a better mix of hotels to the total portfolio.

Provision for Asset Impairment

•

For the year ended December 31, 2011, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $105,795 for continuing operations and $57,846 for discontinued operations, to reduce the book value of certain of our investment properties to their fair values.

•

For the years ended December 31, 2010 and 2009, we recorded a provision for asset impairment of $3,180 and $1,117, respectively, to reduce the book value of certain of our investment properties to their new fair values. We disposed of many of the properties impaired in 2010 and 2009 by December 31, 2011, and therefore, the related impairment charges of $44,349 and $32,934, respectively, are reflected in discontinued operations.

General Administrative Expenses and Business Management Fee

After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. Once we have satisfied the minimum return on invested capital, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement.

•

We incurred a business management fee of $40,000, $36,000 and $39,000, which is equal to 0.35%, 0.32%, and 0.38% of average invested assets, and the business manager waived the remaining fee of $75,155, $78,120, and $64,584 for the years ended December 31, 2011, 2010, and 2009, respectively. There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee.

•

The decrease in general and administrative expense from the year ended December 31 2010 to the year ended December 31, 2011 was primarily a result of a decrease in legal and consulting costs. We saw a decrease from the year ended December 31, 2009 to the year ended December 31, 2010 due primarily to the slow down in acquisition activity in 2010 as compared to 2009 activity.

Non-Operating Income and Expenses:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	2011 Increase (decrease) from 2010	2010 Increase (decrease) from 2009
Non-operating income and expenses:
Other income	19,160	1,771	599	17,389	1,172
Interest expense	310,174	285,654	243,212	24,520	42,442
Equity in loss of unconsolidated entities	12,802	18,684	78,487	(5,882)	(59,803)
Gain (impairment) of investment in unconsolidated entities, net	(106,023)	(11,239)	(7,443)	(94,784)	(3,796)
Realized gain (loss) and impairment on securities	(16,219)	21,073	34,155	(37,292)	(13,082)
Income (loss) from discontinued operations	(29,608)	23,254	(39,066)	(52,862)	62,320

Other Income

•

The increase in other income in the year ended December 31, 2011 was primarily due to the gain recognized on the conversion of a note receivable to equity of $17,150 in an unconsolidated entity. Other income in the years ended December 31, 2010 and 2009 were minimal compared to the year ended December 31, 2011.

Interest Expense

•

The increase in interest expense in the year ended December 31, 2011 was primarily due to the principal amount of mortgage debt financings during 2011 which increased by $303,927 from 2010 as well as a $6,362 amortization of a mark to market mortgage discount as a result of two property loans, totaling $43,236 being in default. Similarly, the principal amount of mortgage debt financings during 2010 increased by $452,270 from 2009. Our weighted average interest rate on outstanding debt was 5.2%, 5.1%, and 4.9% per annum for the years ended December 31, 2011, 2010, and 2009 respectively.

Equity in Loss of Unconsolidated Entities

•

For the year ended December 31, 2011, we recognized our share of a gain on the sales of properties in two unconsolidated entities which total $11,141, offset by impairment charges recognized by two unconsolidated entities of which our portion was $16,739. The decrease in equity in loss of unconsolidated entities for the year ended December 31, 2011 was primarily due to impairments recorded by our joint ventures for the year ended December 31, 2010, of which our portion was $10,710 incurred by our DR Stephens joint venture, with no offset by gain on sales of properties.

•

The decrease in equity in loss of unconsolidated entities for the year ended December 31, 2010 was primarily due to significant losses incurred and impairments recorded by our Concord debt joint ventures for the year ended December 31, 2009, of which our portion was $75,787.

Gain (Impairment) of Investment in Unconsolidated Entities, net

•

For the year ended December 31, 2011, we recorded an impairment of $113,621 on our investment in unconsolidated entities related to the Net Lease Strategic Assets Fund LP joint venture. The impairment reduced our investment in the unconsolidated entity to $26,508. On February 21, 2012, we delivered to our joint venture partner a right of first offer under the partnership agreement. Pursuant to the notice, we have requested the venture sell the assets for a purchase price of $548,706. On February 20 and 21, 2012, our partner delivered notice to us to exercise the buy sell option under the partnership agreement at a purchase price of $213,014. If the right of first offer is not accepted, the partnership agreement allows a third party buyer to be sought. For the year ended December 31, 2011, we valued the equity interest in part based on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in the valuation of our investment in the entity at $26,508 and an impairment charge of $113,621. The impairment is offset by a $7,545 gain on our investment in unconsolidated entities due to the sale of 100% of our equity in the NRF Healthcare LLC.

•	For the year ended December 31, 2010, we recorded an impairment of $11,239 on our investment in unconsolidated entities related to a retail development center and two lodging developments.

•	For the year ended December 31, 2009, we recorded an impairment of $7,443 on our investment in unconsolidated entities relate to a retail center and a lodging development venture.

Realized Gain (Loss) and Impairment on Securities

•

Realized gain (loss) and impairment on securities was a gain in the year ended December 31, 2010 and a loss in the year ended December 31, 2011. In 2011, we took an impairment charge of $24,356 on existing securities which was offset by $6,125 sale of impaired securities which resulted in a gain. In 2010, we sold impaired stock which resulted in a $33,834 gain, which was offset by a $12,475 loss on the impaired bonds. For the year ended December 31, 2009, we recorded an impairment charge of $4,038 offset by realized gains on the sales of securities.

Discontinued Operations

•

For the year ended December 31, 2011, we recorded loss of $29,608 from discontinued operations, which primarily included a gain on sale of properties of $11,964, a gain on extinguishment of debt of $10,848, a gain on transfer of assets of $4,546, and provision for asset impairment of $57,846.

•

For the year ended December 31, 2010, we recorded income of $23,254 from discontinued operations, which primarily included a gain on sale of properties of $55,412, a gain on extinguishment of debt of $19,227, and a provision for asset impairment of $44,349.

•	For the year ended December 31, 2009, we recorded a loss of $39,066 from discontinued operations, which primarily included a provision for asset impairment of $32,934.

Segment Reporting

An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 910 and 877 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2011 and 2010 and December 31, 2010 and 2009, respectively, and are referred to herein as “same store” properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2011, 2010 and 2009. The base rental rates reflected in retail, office, industrial, and multi-family are exclusive of tenant improvements and lease commissions. For the year ended December 31, 2011, these costs associated with leasing space were not material.

Retail Segment

Our retail segment net operating income on a same store basis remained stable for the year ended December 31, 2011 compared to year ended December 31, 2010 with a slight decrease of 1.0%, down $220,592 from $222,908, respectively. This is a result of the strong same store economic occupancy percentage of 94% for both periods and comparable lease rates year to year. We had similar economic occupancy of 93% for the same store properties for the years ended December 31, 2010 and 2009, but saw a decrease in net operating income of 2.5%, to $181,778 from $186,405, respectively, due to less lease termination income in 2010 compared to 2009. During 2009, 2010, and 2011, we acquired fifty-five retail properties totaling approximately 9 million square feet. These acquisitions were well matched with our retail business, which is centered on multi-tenant properties, located in stable communities. The tenants largely consist of necessity-based retailers such as grocery and pharmacy, as well as moderate-fashion shoes and clothing retailers, and services.

Base rental rates have decreased slightly from $15.90 per square foot as of December 31, 2009 to $15.05 per square foot as of December 31, 2010 to $14.96 per square foot as of December 31, 2011. The decrease was offset by increase in economic occupancy over the same period, which resulted in a less than 1% change in base rent income on a same store basis for the comparable periods. For 2012, we expect rental rates to remain consistent with 2011.

	Total Retail Properties
	As of December 31,
	2011	2010	2009
Retail Properties
Physical occupancy	93%	93%	93%
Economic occupancy	94%	94%	94%
Base rent per square foot	$14.96	$15.05	$15.90
Gross investment in properties	$4,341,644	$4,152,647	$3,465,640

Comparison of Years Ended December 31, 2011 and 2010

The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire years ended December 31, 2011 and 2010.

Retail	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$245,778	$65,726	$311,504	$246,467	$41,973	$288,440	$(689)	(0.3%)	$23,064	8.0%
Tenant recovery incomes	45,715	18,370	64,085	47,469	11,151	58,620	(1,754)	(3.7%)	5,465	9.3%
Other property income	4,369	1,042	5,411	3,798	1,200	4,998	571	15.0%	413	8.3%

Total revenues	$295,862	$85,138	$381,000	$297,734	$54,324	$352,058	$(1,872)	(0.6%)	$28,942	8.2%

Expenses:
Property operating expenses	$47,300	$16,617	$63,917	$46,179	$10,904	$57,083	$(1,121)	(2.4%)	$(6,834)	(12.0%)
Real estate taxes	27,970	12,217	40,187	28,647	6,269	34,916	677	2.4%	(5,271)	(15.1%)

Total operating expenses	$75,270	$28,834	$104,104	$74,826	$17,173	$91,999	$(444)	(0.6%)	$(12,105)	(13.2%)

Net operating income	220,592	56,304	276,896	222,908	37,151	260,059	(2,316)	(1.0%)	16,837	6.5%

Average occupancy for the period	94%	n/a	93%	94%	n/a	94%
Number of Properties	698	28	726	698	21	719

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire years ended December 31, 2011 and 2010.

Retail	For the year ended December 31, 2010			For the year ended December 31, 2009			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$200,676	$87,764	$288,440	$203,413	$31,132	$234,545	$(2,737)	(1.3%)	$53,895	22.9%
Tenant recovery incomes	37,067	21,553	58,620	39,247	8,536	47,783	(2,180)	(5.6%)	10,837	22.7%
Other property income	3,372	1,626	4,998	6,080	207	6,287	(2,708)	(44.5%)	(1,289)	(20.5%)

Total revenues	$241,115	$110,943	$352,058	$248,740	$39,875	$288,615	$(7,625)	(3.1%)	$63,443	22.0%

Expenses:
Property operating expenses	$35,766	$21,317	$57,083	$37,397	$7,492	$44,889	$1,631	4.4%	$(12,194)	(27.2%)
Real estate taxes	23,571	11,345	34,916	24,938	3,878	28,816	1,367	5.5%	(6,100)	(21.2%)

Total operating expenses	$59,337	$32,662	$91,999	$62,335	$11,370	$73,705	$2,998	4.8%	$(18,294)	(24.8%)

Net operating income	181,778	78,281	260,059	186,405	28,505	214,910	(4,627)	(2.5%)	45,149	21.0%

Average occupancy for the period	93%	n/a	94%	93%	n/a	94%
Number of Properties	671	48	719	671	49	720

Lodging Segment

We measure our financial performance for lodging properties by revenue generated per available room known as RevPAR, which is an operational measure commonly used in the lodging industry to evaluate lodging performance. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues.

Our lodging portfolio has seen significant increases in net operating income year over year comparing 2009, 2010 and 2011. On a same store basis, net operating income increased 4.1% for the years ended December 31, 2009 to December 31, 2010, from $137,552 to $143,161. The same store properties for the years ended December 31, 2011 and December 31, 2010 also had an increase in net operating income of 10.8%, from $143,161 to $158,567. During 2009, the hotel industry experienced declines in both occupancy levels and rental rates (better known as “Average Daily Rate” or “ADR”). The downturn in performance affected all major segments of the travel industry (e.g. corporate travel, group travel, and leisure travel). Hotel performance has been steadily climbing up from the economic downturn as occupancy started increasing in 2010 followed by increases in average daily rates in the fourth quarter 2010. In 2011, occupancy growth slightly outpaced the ADR growth but US RevPar increased 8.2% and our lodging portfolio increased 7.5%.

We are optimistic our lodging portfolio will continue its strong performance in 2012. Business and leisure travel is forecasted to remain strong in 2012. While occupancy continues to rise, pricing increases will lag behind as both types of travel remain sensitive to price increases. We expect ADR growth in 2012 to be slightly higher than in 2011. RevPar is expected to steadily grow in 2012, specifically in the upscale and above segments. We believe we will have strong increases in our revenue per available room consistent with industry expectations. Our third party managers and asset management are focusing on increasing average daily rates, maintaining and growing occupancy while controlling operating costs to improve cash flow to the owner.

	Total Lodging Properties
	As of December 31,
	2011	2010	2009
Lodging Properties
Revenue per available room	$86	$80	$78
Average daily rate	$121	$115	$118
Occupancy	71%	70%	66%
Gross investment in properties	$2,908,323	$2,856,899	$2,730,022

Comparison of Years Ended December 31, 2011 and 2010

The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire years ended December 31, 2011 and 2010.

Lodging	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Lodging operating income	$488,183	$82,921	$571,104	$454,395	$22,195	$476,590	$33,788	7.4%	$94,514	19.8%

Expenses:
Lodging operating expenses	$307,735	$56,882	$364,617	$287,887	$14,764	$302,651	$(19,848)	(6.9%)	$(61,966)	(20.5%)
Real estate taxes	21,881	3,569	25,450	23,347	955	24,302	1,466	6.3%	(1,148)	(4.7%)

Total operating expenses	$329,616	$60,451	$390,067	$311,234	$15,719	$326,953	$(18,382)	(5.9%)	$(63,114)	(19.3%)

Net operating income	158,567	22,470	181,037	143,161	6,476	149,637	15,406	10.8%	31,400	21.0%

Average occupancy for the period	72%	n/a	71%	70%	n/a	70%
Number of Properties	85	10	95	85	7	92

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the lodging segment and for the same store portfolio of properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the entire years ended December 31, 2010 and December 31, 2009.

Lodging	For the year ended December 31, 2010			For the year ended December 31, 2009			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Lodging operating income	$454,395	$22,195	$476,590	$437,256	$2,769	$440,025	$17,139	3.9%	$36,565	8.3%

Expenses:
Lodging operating expenses	$287,887	$14,764	$302,651	$275,200	$2,211	$277,411	$(12,687)	(4.6%)	$(25,240)	(9.1%)
Real estate taxes	23,347	955	24,302	24,504	269	24,773	1,157	4.7%	471	1.9%

Total operating expenses	$311,234	$15,719	$326,953	$299,704	$2,480	$302,184	$(11,530)	(3.8%)	$(24,769)	(8.2%)

Net operating income	143,161	6,476	149,637	137,552	289	137,841	5,609	4.1%	11,796	8.6%

Average occupancy for the period	70%	n/a	70%	66%	n/a	66%
Number of Properties	85	7	92	85	7	92

Office Segment

Our office portfolio has remained consistent on a total segment basis as net operating income slightly decreased from $136,469 to $133,614 and to $132,050 for the years ended December 31, 2009, 2010 and 2011, respectively. On a same store basis, net operating income is down approximately 2.7% comparing the years ended December 31, 2011 to 2010 and 6.3% comparing the years ended December 31, 2010 to 2009. For the same comparative periods, rental income is down 2.2% and 4.3%, respectively. This correlation can be attributed to a decrease in occupancy coupled with releasing at rates lower than expiring lease rental rates.

Although we see market rates continuing to decrease from the current rates, occupancy is stable at 92% with limited lease rollover in the next three to five years.

	Total Office Properties
	As of December 31,
	2011	2010	2009
Office Properties
Physical occupancy	92%	94%	96%
Economic occupancy	92%	94%	96%
Base rent per square foot	$15.17	$15.17	$14.97
Gross investment in properties	$1,927,181	$2,024,202	$2,076,959

Comparison of Years Ended December 31, 2011 and 2010

The table below represents operating information for the office segment and for the same store portfolio consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the years ended December 31, 2011 and 2010.

Office	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$143,759	$3,500	$147,259	$147,052	$606	$147,658	$(3,293)	(2.2%)	$(399)	(0.3%)
Tenant recovery incomes	24,199	1,101	25,300	26,195	224	26,419	(1,996)	(7.6%)	(1,119)	(4.2%)
Other property income	3,857	28	3,885	4,229	(2)	4,227	(372)	(8.8%)	(342)	(8.1%)

Total revenues	$171,815	$4,629	$176,444	$177,476	$828	$178,304	$(5,661)	(3.2%)	$(1,860)	(1.0%)

Expenses:
Property operating expenses	$29,958	$1,094	$31,052	$31,008	$(28)	$30,980	$1,050	3.4%	$(72)	(0.2%)
Real estate taxes	12,474	868	13,342	13,512	198	13,710	1,038	7.7%	368	2.7%

Total operating expenses	$42,432	$1,962	$44,394	$44,520	$170	$44,690	$2,088	4.7%	$296	0.7%

Net operating income	129,383	2,667	132,050	132,956	658	133,614	(3,573)	(2.7%)	(1,564)	(1.2%)

Average occupancy for the period	93%	n/a	92%	95%	n/a	95%
Number of Properties	40	3	43	40	3	43

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the office segment and for the same store portfolio consisting of properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the years ended December 31, 2010 and December 31, 2009.

Office	For the year ended December 31, 2010			For the year ended December 31, 2009			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$117,228	$30,430	$147,658	$122,434	$25,288	$147,722	$(5,206)	(4.3%)	$(64)	(0.1%)
Tenant recovery incomes	25,286	1,133	26,419	26,979	1,097	28,076	(1,693)	(6.3%)	(1,657)	(5.9%)
Other property income	4,218	9	4,227	6,055	17	6,072	(1,837)	(30.3%)	(1,845)	(30.4%)

Total revenues	$146,732	$31,572	$178,304	$155,468	$26,402	$181,870	$(8,736)	(5.6%)	$(3,566)	(2.0%)

Expenses:
Property operating expenses	$27,846	$3,134	$30,980	$28,575	$2,278	$30,853	$729	2.6%	$(127)	(0.4%)
Real estate taxes	13,018	692	13,710	14,004	544	14,548	986	7.0%	838	5.8%
Total operating expenses	$40,864	$3,826	$44,690	$42,579	$2,822	$45,401	$1,715	4.0%	$711	1.6%

Net operating income	105,868	27,746	133,614	112,889	23,580	136,469	(7,021)	(6.2%)	(2,855)	(2.1%)

Average occupancy for the period	94%	n/a	95%	96%	n/a	96%
Number of Properties	34	9	43	34	6	40

Industrial Segment

During 2011, our industrial holdings continued to experience high economic occupancy and maintained consistent rental rates, which is reflected in same store net operating income decrease of less than 1% for the year ended December 31, 2010 to December 31, 2011. In early 2010, we acquired charter schools and correctional facilities consisting of nine properties under long-term triple net leases. These acquisitions contributed to total segment net operating income for December 31, 2010 exceeding the prior year by $11,023 or 15.2%. On a same store basis for the year ended December 31, 2010 compared to December 31, 2009, we saw net operating income decrease $3,908, or 5.5%, which was a result of increased lease rates.

Rental rates are expected to remain consistent in 2012 for our specialty distribution centers and slightly increase for our distribution centers constructed in the past ten years as well as our charter school and correctional facilities.

	Total Industrial Properties
	As of December 31,
	2011	2010	2009
Industrial Properties
Physical occupancy	91%	92%	95%
Economic occupancy	92%	92%	96%
Base rent per square foot	$5.81	$5.74	$5.46
Gross investment in properties	$1,102,041	$1,093,330	$1,012,545

Comparison of Years Ended December 31, 2011 and 2010

The table below represents operating information for the industrial segment and for the same store portfolio consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the years ended December 31, 2011 and December 31, 2010.

Industrial	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$81,154	$7,627	$88,781	$82,160	$5,444	$87,604	$(1,006)	(1.2%)	$1,177	1.3%
Tenant recovery incomes	3,803	162	3,965	2,318	0	2,318	1,485	64.1%	1,647	71.1%
Other property income	138	1,050	1,188	63	1,041	1,104	75	119.0%	84	7.6%

Total revenues	$85,095	$8,839	$93,934	$84,541	$6,485	$91,026	$554	0.7%	$2,908	3.2%

Expenses:
Property operating expenses	$5,016	$510	$5,526	$5,160	$9	$5,169	$144	2.8%	$(357)	(6.9%)
Real estate taxes	3,873	165	4,038	2,464	0	2,464	(1,409)	(57.2%)	(1,574)	(63.9%)
Total operating expenses	$8,889	$675	$9,564	$7,624	$9	$7,633	$(1,265)	(16.6%)	$(1,931)	(25.3%)

Net operating income	76,206	8,164	84,370	76,917	6,476	83,393	(711)	(0.9%)	977	1.2%

Average occupancy for the period	93%	n/a	93%	95%	n/a	95%
Number of Properties	64	10	74	64	9	71

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the industrial segment and for the same store portfolio consisting of properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the years ended December 31, 2010 and December 31, 2009.

Industrial	For the year ended December 31, 2010			For the year ended December 31, 2009			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$72,191	$15,413	$87,604	$75,154	$236	$75,390	$(2,963)	(3.9%)	$12,214	16.2%
Tenant recovery incomes	2,318	0	2,318	3,918	0	3,918	(1,600)	(40.8%)	(1,600)	(40.8%)
Other property income	63	1,041	1,104	83	1,000	1,083	(20)	(24.1%)	21	1.9%

Total revenues	$74,572	$16,454	$91,026	$79,155	$1,236	$80,391	$(4,583)	(5.8%)	$10,635	13.2%

Expenses:
Property operating expenses	$4,882	$287	$5,169	$4,987	$0	$4,987	$105	2.1%	$(182)	(3.6%)
Real estate taxes	2,464	0	2,464	3,034	0	3,034	570	18.8%	570	18.8%

Total operating expenses	$7,346	$287	$7,633	$8,021	$0	$8,021	$675	8.4%	$388	4.8%

Net operating income	67,226	16,167	83,393	71,134	1,236	72,370	(3,908)	(5.5%)	11,023	15.2%

Average occupancy for the period	95%	n/a	95%	97%	n/a	97%
Number of Properties	63	8	71	63	8	71

Multi-family Segment

Our multi-family portfolio continues to perform remarkably well with net operating income increasing $11,069 or 26.8% on a total segment basis for the year ended December 31, 2011 compared to the year ended December 31, 2010 and $8,457 or 25.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The significant increases are a result of increased occupancy coupled with increased rental rates and decrease in concessions, specifically in 2011. On a same store basis, net operating income increased $6,218 or 16.7% for the year ended December 31, 2011 compared to the year ended December 31, 2010 and $861 or 2.9% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The same store increases mirror the total segment increases and are consistent with the conventional multi-family and the student housing portfolios.

During 2010 and 2011, we acquired 3,833 units, placed in service 482 units, and disposed of 1,239 units. As of December 31, 2011, we had five student housing properties. We anticipate placing three additional student housing properties in service; two in the fall of 2012 and one in the fall of 2013. We anticipate placing one additional conventional multi-family property in service in the spring of 2013. We expect to see rates in the student housing and conventional multi-family continue to rise in 2012 and occupancy to remain consistent with 2011.

	Total Multi-family Properties
	As of December 31,
	2011	2010	2009
Multi-Family Properties
Economic occupancy	92%	91%	84%
End of month scheduled base rent per unit per month	$881	$861	$864
Gross investment in properties	$887,496	$892,693	$810,574

Comparison of Years Ended December 31, 2011 and 2010

The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the years ended December 31, 2011 and 2010.

Multi-family	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$78,216	$14,358	$92,574	$73,157	$8,806	$81,963	$5,059	6.9%	$10,611	12.9%
Tenant recovery incomes	465	1	466	373	0	373	92	24.7%	93	24.9%
Other property income	6,441	1,188	7,629	5,901	679	6,580	540	9.2%	1,049	15.9%

Total revenues	$85,122	$15,547	$100,669	$79,431	$9,485	$88,916	$5,691	7.2%	$11,753	13.2%

Expenses:
Property operating expenses	$32,717	$4,068	$36,785	$32,545	$3,130	$35,675	$(172)	(0.53%)	$(1,110)	(3.1%)
Real estate taxes	8,851	2,644	11,495	9,550	2,372	11,922	699	7.3%	427	3.6%

Total operating expenses	$41,568	$6,712	$48,280	$42,095	$5,502	$47,597	$527	1.3%	$(683)	(1.4%)

Net operating income	43,554	8,835	52,389	37,336	3,983	41,319	6,218	16.7%	11,070	26.8%

Average occupancy for the period	92%	n/a	92%	89%	n/a	88%
Number of Properties	23	3	26	23	3	26

Comparison of Years Ended December 31, 2010 and December 31, 2009

The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2009. The properties in the same store portfolio were owned for the years ended December 31, 2010 and December 31, 2009.

Multi-family	For the year ended December 31, 2010			For the year ended December 31, 2009			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$56,181	$25,782	$81,963	$54,828	$7,669	$62,497	$1,353	2.5%	$19,466	31.1%
Tenant recovery incomes	353	20	373	294	1	295	59	20.1%	78	26.4%
Other property income	4,432	2,148	6,580	4,009	872	4,881	423	10.6%	1,699	34.8%

Total revenues	$60,966	$27,950	$88,916	$59,131	$8,542	$67,673	$1,835	3.1%	$21,243	31.4%

Expenses:
Property operating expenses	$24,312	$11,363	$35,675	$22,762	$2,877	$25,639	$(1,550)	(6.8%)	$(10,036)	(39.1%)
Real estate taxes	6,349	5,573	11,922	6,925	2,247	9,172	576	8.3%	(2,750)	(30.0%)

Total operating expenses	$30,661	$16,936	$47,597	$29,687	$5,124	$34,811	$(974)	(3.3%)	$(12,786)	(36.7%)

Net operating income	30,305	11,014	41,319	29,444	3,418	32,862	861	2.9%	8,457	25.7%

Average occupancy for the period	91%	n/a	88%	89%	n/a	88%
Number of Properties	17	9	26	17	9	26

Developments

We have development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family segments.

The properties under development and all amounts set forth below are as of December 31, 2011. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($) (b)	Note Payable as of December 31, 2011 ($)	Estimated Placed in Service Date (c) (d)
Woodbridge	Wylie, TX	Retail	519,745	31,312	69,019	0	16,280	(e)
Stone Creek	San Marcos, TX	Retail	469,741	18,709	72,009	0	10,135	(e)
Cityville/Cityplace	Dallas, TX	Multi-family	356 units	29,179	63,615	0	1	Q1 2013
UH at UCF	Orlando, FL	Student Housing	416 units	44,946	67,158	0	20,328	Q2 –Q3 2012
UH at Fullerton	Fullerton, CA	Student Housing	350 units	74,167	133,501	0	17,708	Q2 –Q3 2013
ASU Housing	Mesa, AZ	Student Housing	77 units	4,259	13,464	11	1	Q3 2012

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.
(b)	We anticipate funding remaining development through construction financing secured by the properties.
(c)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.
(d)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.
(e)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The Stone Creek and Woodbridge developments were pre-leased at 83% and 87%, respectively, as of December 31, 2011. The Percentage Pre-Leased represents the percentage of square feet leased of the total square footage built or under construction.

As part of our restructure and foreclosure of the Stan Thomas note, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts both to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value of the Railyards property is $117.9 million as of December 31, 2011.

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

Impairment

We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, we are required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

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

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement. These costs are capitalized and included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 5-15 years for site improvements and furniture, fixtures and equipment. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs, customer relationship value and other leasing costs are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Investment in Marketable Securities

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2011 and 2010 consists of common stock investments and investments in commercial mortgage backed securities that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

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

Consolidation

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

Income Taxes

We operate in a manner intended to enable each entity to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT that distributes at least 90% of its “REIT taxable income” determined without regard to the deduction for dividends paid and by excluding any net capital gain to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders. If we fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, without the benefit of certain relief provisions, we may fail to qualify as a REIT and substantial adverse tax consequences may result. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property, or net worth, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Liquidity and Capital Resources

We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority for all companies including us. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy. Our objectives are to maximize revenue for our existing properties and further enhance the value of our segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.

Our principal demands for funds will be:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties;

•	to fund joint ventures and development investments; and

•	to fund our share repurchase program.

Generally, our cash needs will be funded from:

•	income earned on our investment properties;

•	interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	issuance of shares under our distribution reinvestment plan.

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2011 to December 31, 2011 totaling $429.6 million or $.50 per share. These cash distributions were paid with $398 million from our cash flow from operations, $34 million provided by distributions from unconsolidated entities, as well as $6.1 million from gain on sales of properties.

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

The following chart presents a historical view of our distribution coverage.

	2011	2010	2009	2008	2007
Cash flow provided by operations	$397,949	356,660	369,031	384,365	263,420
Distributions from unconsolidated entities	$33,954	31,737	32,081	41,704	—
Gain on sales of properties (1)	$6,141	55,412	—	—	—
Distributions declared	$(429,599)	(417,885)	(405,337)	(418,694)	(242,606)

Excess (deficiency)	$8,445	25,924	(4,225)	7,375	20,814

(1)	Excludes gains reflected on impaired values and transfer of assets.

Acquisitions and Investments

We completed approximately $449.3 million of real estate acquisitions in 2011 and $897.4 million of real estate acquisitions in 2010. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the distribution reinvestment plan.

Stock Offering

We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $7.22 per share. We will offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. As of December 31, 2011, we had raised a total of approximately $8.6 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

During the year ended December 31, 2011, we sold a total of 24,855,275 shares and generated $200.0 million in gross offering proceeds under the DRP, as compared to 6,251,081 shares and $50.2 million during the year ended December 31, 2010. Our average distribution reinvestment plan participation was 47% for the year ended December 31, 2011, compared to 50% for the year ended December 31, 2010.

Share Repurchase Program

Our board adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012 (the “First Amended Program”). Our board subsequently adopted a Second Amended and Restated Share Repurchase Program, which became effective as of February 1, 2012 (the “Second Amended Program”).

Under the First Amended Program, we were permitted to repurchase shares of our common stock, on a quarterly basis, upon the death of the beneficial owners of our shares. We were authorized to repurchase shares at a price per share equal to 90% of the most recently disclosed estimated per share value of our common stock, which, on each of the relevant repurchase dates, was equal to $7.23 per share. Our obligation to repurchase any shares under the First Amended Program was conditioned upon our having sufficient funds available to complete the repurchase. Our board had reserved $5.0 million per calendar quarter for this purpose. If our funds were insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth in the First Amended Program, we would repurchase the shares in chronological order, based upon the beneficial owner’s date of death.

Under the Second Amended Program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.22 per share. Our obligation to repurchase any shares under the Second Amended Program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. If the funds reserved for either category of repurchase under the Second Amended Program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth therein, we will repurchase the shares in the following order: (1) for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner’s date of death; and (2) for hardship repurchases, we will repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder’s shares.

For the year ended December 31, 2011, we received requests for the repurchase of 3,613,538 shares of our common stock. Of these requests, we repurchased 2,074,689 shares of common stock for $15 million. There are requests for an additional 1,538,849 shares remaining outstanding, which will be included with all other shares for which we have received repurchase requests in the next calendar quarter in which funds are available (unless withdrawn). The price per share for all shares repurchased during the year ended December 31, 2011 was $7.23 and all repurchases were funded from proceeds from our distribution reinvestment plan.

Borrowings

The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2011 (dollar amounts are stated in thousands).

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$143,969	540,342	250,235	333,596	537,296	2,506,507	4,311,945
Variable rate debt (mortgage loans)	$527,409	405,611	332,341	94,707	37,642	102,940	1,500,650
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.89%	5.71%	5.50%	5.52%	5.69%	5.86%	5.77%
Variable rate debt (mortgage loans)	3.37%	3.42%	3.40%	5.35%	4.43%	3.93%	3.58%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $30.7 million, net of accumulated amortization, is outstanding as of December 31, 2011.

As of December 31, 2011, we had approximately $671 million and $946 million in mortgage debt maturing in 2012 and 2013, respectively. Subsequent to December 31, 2011, we have refinanced or extended approximately $200 million of the debt maturing in 2012. We are currently negotiating refinancing the remaining 2012 debt with the existing lenders at terms that will most likely be at lower rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Mortgage loans outstanding as of December 31, 2011 and 2010 were $5.8 billion and $5.5 billion, respectively, and had a weighted average interest rate of 5.2% and 5.1% per annum, respectively. For the years ended December 31, 2011 and 2010, we borrowed $58.8 and $33.8 million, respectively, against our portfolio of marketable securities. For the years ended December 31, 2011 and 2010, we borrowed approximately $1.2 billion and $432.9 million, respectively, secured by mortgages on our properties and assumed $0 and $457.9 million, respectively, of debt at acquisition.

Summary of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash provided by operating activities	$397,949	$356,660	$369,031
Cash used in investing activities	(286,896)	(380,685)	(563,163)
Cash used in financing activities	(160,597)	(208,759)	(250,602)

Decrease in cash and cash equivalents	(49,544)	(232,784)	(444,734)
Cash and cash equivalents, at beginning of year	267,707	500,491	945,225

Cash and cash equivalents, at end of year	$218,163	$267,707	$500,491

Cash provided by operating activities was $398, $357 and $369 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was generated primarily from operating income from property operations, and interest and dividends. The increase in cash flows from the years ended December 31, 2010 to December 31, 2011 was primarily due to the improved performance of the lodging and multi-family segments. The decrease in cash flows from the years ended December 31, 2009 to December 31, 2010 was primarily due to a decrease in interest and dividend income and an increase in interest expenses.

Cash used in investing activities was $287, $381 and $563 million for years ended December 31, 2011, 2010 and 2009, respectively. The decrease in cash used in investing activities from the years ended December 31, 2010 to December 31, 2011 was primarily due to the proceeds from the sale of unconsolidated entities. The decrease in cash used in investing activities from the years ended December 31, 2009 to December 31, 2010 was primarily due to the decrease in investment property purchases from 48 properties during the year ended December 31, 2009 to 35 properties during the year ended December 31, 2010. The cash used was offset by cash received from the sale of 14 investment properties during the year ended December 31, 2010. There were no property sales during the year ended December 31, 2009.

Cash used in financing activities was $161, $209 and $251 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in cash used in financing activities from the years ended December 31, 2010 to December 31, 2011 was primarily due to the increase in proceeds from our mortgage debt. Similarly, the decrease in cash used in financing activities from the years ended December 31, 2009 to December 31, 2010 was also primarily due to the increase in proceeds from our mortgage debt.

We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Contractual Obligations

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), lease agreements, and margin accounts on our marketable securities portfolio as of December 31, 2011 (dollar amounts are stated in thousands).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$7,949,071	263,149	2,929,472	2,625,353	2,131,097
Ground Lease Payments	$14,113	259	781	784	12,289
Margins Payable	$120,858	120,858	0	0	0

We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2011, we would be obligated to pay as much as $22 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing. The information in the above table does not reflect these contractual obligations.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures. Please refer to Note 5 to our Consolidated Financial Statements, which is incorporated by reference into this Item 7. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands.)

Joint Venture	Ownership %	Investment at December 31, 2011
Net Lease Strategic Asset Fund L.P.	85%	$26,508
Cobalt Industrial REIT II	36%	113,623
D.R. Stephens Institutional Fund, LLC	90%	36,218
Brixmor/IA JV, LLC	(a )	103,567
Other Unconsolidated Joint Ventures	Various	36,795

		$316,711

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC (formerly Centro/IA JV LLC).

Subsequent Events

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2011 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15 million. If market rates of interest on all of the floating rate debt as of December 31, 2011 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15 million.

With regard to our variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the financing. In the alternative, we seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We have entered into nine interest rate swap agreements that have converted $232.4 million or 15% of our variable rate mortgage loans from variable to fixed rates. As of December 31, 2011, the pay rates ranged from 0.63% to 3.32% with maturity dates from January 13, 2012 to October 22, 2013. The interest rate swaps have a notional amount of $289 million and fair value at $2.3 million and $3.5 million as of December 31, 2011 and 2010, respectively.

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market, these derivatives at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk is based on volatility of equity prices and the values of corresponding equity indices.

Other than temporary impairments on our investments in marketable securities were $24.4, $1.9 and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which have resulted in our recognizing impairments. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2012.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2011 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$230,241	274,274	246,847	301,701

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Index

Item 8. Consolidated Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the ones listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland American Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

Chicago, Illinois

March 8, 2012

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share amounts)

	December 31, 2011	December 31, 2010
Assets
Assets:
Investment properties:
Land	$1,938,637	$1,883,486
Building and other improvements	8,465,602	8,411,621
Construction in progress	323,842	306,673

Total	10,728,081	10,601,780
Less accumulated depreciation	(1,301,899)	(1,038,829)

Net investment properties	9,426,182	9,562,951
Cash and cash equivalents	218,163	267,707
Restricted cash and escrows	98,444	96,089
Investment in marketable securities	289,365	268,726
Investment in unconsolidated entities	316,711	573,274
Accounts and rents receivable (net of allowance of $9,488 and $7,905)	114,615	101,465
Intangible assets, net	326,332	386,916
Deferred costs and other assets	129,378	134,374

Total assets	$10,919,190	$11,391,502

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$5,902,712	$5,532,057
Accounts payable and accrued expenses	105,153	86,151
Distributions payable	36,216	35,267
Intangible liabilities, net	83,203	81,698
Other liabilities	128,592	128,805

Total liabilities	6,255,876	5,863,978

Noncontrolling redeemable interests	0	264,132
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	0	0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 869,187,360 and 846,406,774 shares issued and outstanding	869	846
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)	7,775,880	7,605,105
Accumulated distributions in excess of net loss	(3,155,222)	(2,409,370)
Accumulated other comprehensive income	41,948	49,430

Total Company stockholders’ equity	4,663,475	5,246,011

Noncontrolling interests	(161)	17,381

Total equity	4,663,314	5,263,392

Total liabilities and equity	$10,919,190	$11,391,502

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Income:
Rental income	$640,118	$605,665	$520,154
Tenant recovery income	93,816	87,730	80,072
Other property income	18,113	16,909	18,323
Lodging income	571,104	476,590	440,025

Total income	1,323,151	1,186,894	1,058,574

Expenses:
General and administrative expenses	31,033	36,668	43,499
Property operating expenses	137,281	128,906	106,368
Lodging operating expenses	364,617	302,651	277,411
Real estate taxes	94,511	87,315	80,344
Depreciation and amortization	430,049	416,110	371,225
Business management fee	40,000	36,000	39,000
Provision for asset impairment	105,795	3,180	1,117
Provision for goodwill impairment	0	0	26,676
Provision for notes receivable impairment	0	111,896	74,136

Total expenses	1,203,286	1,122,726	1,019,776

Operating income	$119,865	$64,168	$38,798

Interest and dividend income	22,869	33,068	55,161
Other income	19,160	1,771	599
Interest expense	(310,174)	(285,654)	(243,212)
Equity in loss of unconsolidated entities	(12,802)	(18,684)	(78,487)
Gain (impairment) of investment in unconsolidated entities, net	(106,023)	(11,239)	(7,443)
Gain (loss) on consolidated investment	0	433	(148,887)
Realized gain (loss) and impairment on securities, net	(16,219)	21,073	34,155

Loss before income taxes	$(283,324)	$(195,064)	$(349,316)

Income tax benefit (expense)	3,387	4,518	(627)
Net loss from continuing operations	$(279,937)	$(190,546)	$(349,943)

Income (loss) from discontinued operations, net	$(29,608)	$23,254	$(39,066)

Net loss	$(309,545)	$(167,292)	$(389,009)

Less: Net income attributable to noncontrolling interests	(6,708)	(9,139)	(8,951)

Net loss attributable to Company	$(316,253)	$(176,431)	$(397,960)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(24,950)	40,491	65,068
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	16,219	(21,073)	(34,155)
Unrealized gain on derivatives	1,249	300	5,220

Comprehensive loss	$(323,735)	$(156,713)	$(361,827)

Net loss, per common share, from continuing operations	$(0.34)	$(0.24)	$(0.44)

Net income (loss), per common share, from discontinued operations	$(0.03)	$0.03	$(0.05)

Net loss, per common share, basic and diluted	$(0.37)	$(0.21)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	858,637,707	835,131,057	811,400,035

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the years ended December 31, 2011, 2010 and 2009

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2009	794,574,007	$795	$7,129,945	$(1,011,757)	$(6,421)	$20,593	$6,133,155	$264,132

Net income (loss)	—	—	—	(397,960)	—	(294)	(398,254)	9,245
Unrealized gain on investment securities	—	—	—	—	65,068	—	65,068	—
Reversal of unrealized gain to realized gain on investment securities	—	—	—	—	(34,155)	—	(34,155)	—
Unrealized gain on derivatives	—	—	—	—	5,220	—	5,220	—
Distributions declared	—	—	—	(405,337)	—	(2,732)	(408,069)	(9,245)
Contributions from noncontrolling interests	—	—	—	—	—	1,302	1,302	—
Proceeds from offering	24,869,350	25	253,961	—	—	—	253,986	—
Offering costs	—	—	(28,415)	—	—	—	(28,415)	—
Proceeds from distribution reinvestment program	24,347,096	24	231,282	—	—	—	231,306	—
Share repurchase program	(20,171,263)	(20)	(188,956)	—	—	—	(188,976)	—
Issuance of stock options and discounts on shares issued to affiliates	—	—	14	—	—	—	14	—

Balance at December 31, 2009	823,619,190	$824	$7,397,831	$(1,815,054)	$29,712	$18,869	$5,632,182	$264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2011, 2010 and 2009

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(continued)

(Dollar amounts in thousands)

For the years ended December 31, 2011, 2010 and 2009

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	$846	$7,605,105	$(2,409,370)	$49,430	$17,381	$5,263,392	$264,132
Net income (loss)	0	0	0	(316,253)	0	(1,183)	(317,436)	7,891
Unrealized loss on investment securities	0	0	0	0	(24,950)	0	(24,950)	0
Reversal of unrealized loss to realized loss on investment securities	0	0	0	0	16,219	0	16,219	0
Unrealized gain on derivatives	0	0	0	0	1,249	0	1,249	0
Distributions declared	0	0	0	(429,599)	0	(660)	(430,259)	(7,891)
Adjustment to redemption value for noncontrolling interest	0	0	(13,793)	0	0	(15,555)	(29,348)	29,348
Contributions from noncontrolling interests	0	0	0	0	0	651	651	0
Redemption of noncontrolling interests	0	0	0	0	0	(795)	(795)	(293,480)
Proceeds from distribution reinvestment program	24,855,275	25	199,566	0	0	0	199,591	0
Share repurchase program	(2,074,689)	(2)	(14,998)	0	0	0	(15,000)	0

Balance at December 31, 2011	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314	$0

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net loss	$(309,545)	$(167,292)	$(389,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	439,759	443,787	395,501
Amortization of above and below market leases, net	(1,326)	(433)	(1,688)
Amortization of debt premiums, discounts, and financing costs	20,430	18,424	10,032
Amortization of note receivable discount	0	0	(8,107)
Straight-line rental income	(13,841)	(17,705)	(16,329)
Gain on extinguishment of debt	(10,848)	(19,227)	0
Gain on sale of property, net	(16,510)	(55,412)	0
(Gain) loss on consolidated investment	0	(433)	148,887
Provision for asset impairment	163,641	47,529	34,051
Provision for goodwill impairment	0	0	26,676
Impairment of notes receivable	0	111,896	74,136
Equity in loss of unconsolidated of entities	12,802	18,684	78,487
Distributions from unconsolidated entities	9,849	3,887	9,040
(Gain) impairment of investment in unconsolidated entities, net	106,023	11,239	7,443
Realized (gain) loss on investments in securities	(8,137)	(22,929)	(38,193)
Impairment of investments in securities	24,356	1,856	4,038
Other non-cash adjustments	(18,649)	(278)	319
Changes in assets and liabilities:
Accounts and rents receivable	(855)	(3,612)	6,769
Deferred costs and other assets	(12,138)	580	3,521
Accounts payable and accrued expenses	7,492	(6,958)	8,555
Other liabilities	5,446	(6,943)	14,902

Net cash flows provided by operating activities	397,949	356,660	369,031

Cash flows from investing activities:
Purchase of investment properties	(446,096)	(365,427)	(376,387)
Acquired in-place and market-lease intangibles, net	(18,231)	(74,841)	(63,777)
Capital expenditures and tenant improvements	(71,157)	(109,827)	(72,076)
Investment in development projects	(74,850)	(56,894)	(134,453)
Sale of investment properties	246,317	301,189	0
Purchase of investment securities	(79,147)	(86,986)	(53,861)
Sale of investment securities	33,558	75,812	131,017
Investment in unconsolidated entities	(409)	(60,043)	(27,909)
Proceeds from the sale of unconsolidated entities	100,408	0	0
Distributions from unconsolidated entities	33,954	31,737	32,081
Payment of leasing fees and franchise fees	(9,772)	(8,211)	(4,137)
Purchase of note receivable	0	(34,253)	0
Payments from notes receivable	18,443	26,141	417
Restricted escrows	(6,567)	(23,179)	2,983
Other assets	(13,347)	4,097	2,939

Net cash flows used in investing activities	(286,896)	(380,685)	(563,163)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from financing activities:
Proceeds from offering, net of offering costs	0	0	224,370
Proceeds from the distribution reinvestment program	199,591	207,296	231,306
Shares repurchased	(15,000)	0	(192,548)
Distributions paid	(428,650)	(416,935)	(411,797)
Proceeds from mortgage debt and notes payable	1,179,594	432,873	370,555
Payoffs of mortgage debt	(804,204)	(429,737)	(435,540)
Principal payments of mortgage debt	(36,036)	(16,812)	(6,708)
Proceeds from (paydown of) margin securities debt, net	58,756	33,800	(10,044)
Payment of loan fees and deposits	(12,473)	(8,617)	(9,353)
Distributions paid to noncontrolling interests	(660)	(2,237)	(2,732)
Distributions paid to noncontrolling redeemable interests	(7,891)	(9,245)	(9,245)
Contributions from noncontrolling interests	651	855	1,302
Redemption of noncontrolling interests	(294,275)	0	0
Due from related parties, net	0	0	(168)

Net cash flows used in financing activities	(160,597)	(208,759)	(250,602)

Net decrease in cash and cash equivalents	(49,544)	(232,784)	(444,734)
Cash and cash equivalents, at beginning of year	267,707	500,491	945,225

Cash and cash equivalents, at end of year	$218,163	$267,707	$500,491

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(448,169)	$(779,986)	(1,021,008)
Tenant and real estate tax liabilities assumed at acquisition	2,073	4,753	13,440
Assumption of mortgage debt at acquisition	0	457,685	626,174
Non-cash (discount) premium	0	(47,879)	5,007

	(446,096)	(365,427)	(376,387)

Cash paid for interest, net capitalized interest of $10,851, $4,302 and $9,648 for 2011, 2010 and 2009	$296,065	$293,301	$245,912

Supplemental schedule of non-cash investing and financing activities:
Consolidation of Lauth assets	$0	$38,365	$135,686

Assumption of mortgage debt at consolidation of Lauth	$0	$(37,890)	$(96,763)

Liabilities assumed at consolidation of Lauth	$0	(1,345)	(3,584)

Property surrendered in exchange for extinguishment of debt	$35,524	$10,492	$0

Property acquired through exchange of notes receivable	$20,000	$142,827	$0

Conversion of note receivable to equity interest	$17,150	$121,320	$0

Redemption value adjustment for noncontrolling redeemable interest	$29,348	$0	$0

Property acquired through transfer of equity interest	$8,500	$0	$0

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

(1) Organization

Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States and Canada. The Business Management Agreement (the “Agreement”) provides for Inland American Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Company’s sponsor, to be the business manager to the Company. On August 31, 2005, the Company commenced an initial public offering (the “Initial Offering”) of up to 500,000,000 shares of common stock (“Shares”) at $10.00 each and the issuance of 40,000,000 shares at $9.50 per share available to be distributed pursuant to the Company’s distribution reinvestment plan. On August 1, 2007, the Company commenced a second public offering (the “Second Offering”) of up to 500,000,000 shares of common stock at $10.00 per share and up to 40,000,000 shares at $9.50 per share available to be distributed through the Company’s distribution reinvestment plan. Effective April 6, 2009, the Company elected to terminate the Second Offering. On March 31, 2009, the Company filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading. Beginning with reinvestments made after September 21, 2010 until December 29, 2011, the DRP purchase price was equal to $8.03 per share. After December 29, 2011, and until a new estimated value per share has been established, the DRP purchase price is equal to $7.22 per share.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

At December 31, 2011, the Company owned a portfolio of 964 commercial real estate properties compared to 980 properties at December 31, 2010. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	726	22,645,371 square feet
Lodging	95	15,597 rooms
Office	43	10,244,813 square feet
Industrial	74	16,377,450 square feet
Multi-Family	26	9,563 units

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

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentations. The reclasses primarily represent reclassifications of revenue and expenses to discontinued operations as a result of the sales of investment properties in 2011.

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

December 31, 2011, 2010 and 2009

investment property for sale at a price that is reasonable in relation to its fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period. Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. As of December 31, 2011 and 2010, no investment properties were classified as held for sale.

Impairment

The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company is required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair value of the investment. The fair value of the underlying investment includes a review of expected cash flows to be received from the investee.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The Company recognizes all derivatives in the balance sheet at fair value. Additionally, the fair value adjustments will affect either equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the criteria for hedge accounting is marked-to-market each period in the income statement. The Company does not use derivatives for trading or speculative purposes.

Marketable Securities

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2011 and 2010 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

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

December 31, 2011, 2010 and 2009

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

Restricted Cash and Escrows

Restricted escrows primarily consist of cash held in escrow comprised of lenders’ restricted escrows of $35,728 and $28,376, post acquisition escrows of $16,052 and $17,650, and lodging furniture, fixtures and equipment reserves of $40,570 and $35,055 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the restricted cash balance was $6,094 and $15,008, respectively.

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

December 31, 2011, 2010 and 2009

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

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the years ended December 31, 2011, 2010 and 2009, the Company incurred $1,680, $1,805 and $9,617, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

For the year ended December 31, 2010, the Company acquired 35 properties for a gross acquisition price of $897,400. The table below reflects acquisition activity for the year ended December 31, 2011.

Segment	Property	Date	Gross Acquisition Price	Sq Ft/Units/Rooms
Lodging	Marriott-Charleston	02/25/2011	$25,500	352 rooms
Retail	Sparks Crossing	03/21/2011	38,600	330,121 square feet
Lodging	Fairmont Dallas	08/01/2011	69,000	545 rooms
Retail	White Oaks	08/03/2011	95,000	550,485 square feet
Retail	Bay Colony Town Center II	08/19/2011	40,000	202,113 square feet
Lodging	Marriott Napa Valley	08/26/2011	72,000	275 rooms
Retail	Victory Lakes	10/04/2011	46,100	367,374 square feet
Retail	LA Fitness	10/04/2011	9,500	45,000 square feet
Retail	Cyfair II	10/04/2011	53,000	177,064 square feet
Retail	Sonic	10/04/2011	600	1,544 square feet

Total			$449,300

For properties acquired as of December 31, 2011, the Company recorded revenue of $46,512 and property net income of $9,074, not including related expensed acquisition costs. For properties acquired as of December 31, 2010, the Company recorded revenue of $84,789 and property net income of $51,497, not including related expensed acquisition costs.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

(4) Discontinued Operations

The Company sold 26 properties for the year ended December 31, 2011 and 14 properties for the year ended December 31, 2010 for a gross disposition price of $242,300 and $308,600, respectively. The table below reflects disposition activity for the year ended December 31, 2011.

Segment	Property	Date	Gross Disposition Price	Sq Ft/Units/Rooms
Industrial	McKesson Distribution Center	06/02/2011	$9,300	162,613 square feet
Lodging	Residence Inn – Phoenix	06/30/2011	5,100	168 rooms
Lodging	Towne Place Suites - 5 Hotel Properties	09/09/2011	30,200	571 rooms
Office	ComputerShare	09/09/2011	57,000	185,171 square feet
Office	North Bay	10/03/2011	5,300	42,845 square feet
Retail	Friendswood	12/05/2011	8,100	71,325 square feet
Retail	Cinemark Webster	12/05/2011	9,500	80,000 square feet
Retail	Eldridge Lakes Town Center	12/06/2011	10,000	55,050 square feet
Retail	Saratoga	12/14/2011	7,200	61,682 square feet
Retail	Cinemark 12 – Pearland	12/14/2011	7,900	45,410 square feet
Office	Lakeview Tech Center	12/14/2011	22,500	110,007 square feet
Retail	825 Rand Road	12/16/2011	3,400	42,792 square feet
Multi-family	Katy Trial	12/21/2011	48,500	227 units
Retail and Office	Various Properties (9 properties)	Various	18,300	345,955 square feet

Total			$242,300

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The Company sold 26 assets and surrendered three properties to the lender for the year ended December 31, 2011 and sold 14 assets and surrendered assets previously held by a consolidated joint venture for the year ended December 31, 2010. The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the years ended December 31, 2011, 2010 and 2009.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Revenues	$40,422	$77,612	$71,572
Expenses	97,388	128,997	110,638

Operating loss from discontinued operations	(56,966)	(51,385)	(39,066)

Gain (loss) on sale of properties, net	11,964	55,412	0
Gain on extinguishment of debt	10,848	19,227	0
Gain on transfer of assets	4,546	0	0

Income (loss) from discontinued operations, net	$(29,608)	$23,254	$(39,066)

Expenses include impairments of $57,846, $44,349 and $32,934 for the years ended December 31, 2011, 2010 and 2009.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

For the year ended December 31, 2011, the Company had proceeds from the sale of investment properties of $246,312. A gain of $11,964 was realized from the property sales as well as a gain of $10,848 on the extinguishment of debt and a gain of $4,546 on the transfer of assets on three properties surrendered to the lender. For the year ended December 31, 2010, the Company had proceeds from the sale of investment properties of $301,189. A gain of $55,412 was realized from the property sales. In addition, the Company realized a gain of $19,227 on extinguishment of debt on the transfer of assets previously held by a consolidated joint venture to the lender in satisfaction of the outstanding debt balance. All properties surrendered for the years ended December 31, 2011 and 2010 were in satisfaction of non-recourse debt. For the year ended December 31, 2009, there were no dispositions.

(5) Investment in Partially Owned Entities

Consolidated Entities

On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005. Pursuant to the terms of the purchase agreement, the Company purchased 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1,172,000 in MB REIT. MB REIT was not considered a VIE as defined in FASB ASC 810, Consolidation, however the Company had a controlling financial interest in MB REIT, had the direct ability to make major decisions for MB REIT through its voting interests, and held key management positions in MB REIT. Therefore this entity was consolidated by the Company and the outside ownership interests were reflected as noncontrolling interests in the accompanying consolidated financial statements.

On October 4, 2011, the Company bought out the common and preferred stock of the consolidated MB REIT joint venture for $293,480 by executing a promissory note of $218,000 and making a cash payment of $75,000. The outstanding promissory note was paid off in full by December 31, 2011. No gain or loss was recorded due to this transaction.

On June 8, 2007, the Company, through a 100% owned subsidiary, entered into the LIP Holdings, LLC (LIP-H) operating agreement for the purpose of funding the development and ownership of real estate projects in the office, distribution, retail, healthcare and mixed-use markets. As of January 6, 2009, control over LIP-H rested with the Company’s subsidiary, resulting in the consolidation of LIP-H. The assets of LIP-H consisted of eight operating office and retail projects and a mezzanine loan to LIP Development (LIP-D), an entity related to Lauth Investment Properties, LLC (Lauth). The mezzanine loan with LIP-D was secured primarily by development projects at various stages of completion, including vacant land. The consolidation resulted in a loss of $148,887 being recognized for the year ended December 31, 2009.

Entities under control of Lauth went into bankruptcy in May of 2009. On July 21, 2009, the Company filed an action against Lauth for their actions with regard to the Company’s losses with its investment in LIP-H (“the lawsuit”). On September 14, 2010, the Company approved a settlement agreement relative to the Lauth bankruptcy, which resolved all remaining issues. The agreement provided for the transfer of five additional properties and consideration of $1,000 in settlement of the mezzanine note. The closing of the settlement agreement and transfer of assets occurred on October 1, 2010 and was recorded by the Company in the fourth quarter of 2010 at fair value. The consolidation and retirement of the outstanding mezzanine loan resulted in a gain of $433 being recognized for the year ended December 31, 2010 representing the excess of the fair value of the collateral received over the carrying value of note receivable.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered VIEs as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of December 31, 2011 due to the outside owners reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.

For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations.

Net investment properties	$117,235
Other assets	9,167

Total assets	$126,402
Mortgages, notes and margins payable	$(84,823)
Other liabilities	(49,073)

Total liabilities	$(133,896)

Net assets	$(7,494)

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

Entity	Description	Ownership %	Investment at December 31, 2011	Investment at December 31, 2010
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%(a)	$26,508	$160,487
Cobalt Industrial REIT II	Industrial portfolio	36%(b)	113,623	124,750
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%(c)	36,218	57,389
NRF Healthcare, LLC	Senior housing portfolio	(d)	0	94,872
Brixmor/IA JV, LLC	Retail Shopping Centers	(e)	103,567	121,534
Other Unconsolidated Entities (f)	Various Real Estate investments	Various	36,795	21,236

			$316,711	$573,274

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

(a)	On August 10, 2007, the Company entered a joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC (“LMLP GP”), for the purpose of directly or indirectly acquiring, financing, holding for investment, operating, and leasing real estate assets as acquired by the joint venture. The Company’s initial capital contribution was approximately $127,500 and LMLP’s initial contribution was approximately $22,500. LMLP GP is the general partner who manages investments and day-to-day affairs of the venture. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of LMLP, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Net Lease Strategic Asset Fund L.P. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(b)	On June 29, 2007, we entered into a joint venture, Cobalt Industrial REIT II (“Cobalt”), to invest $149,000 in shares of common beneficial interest. Our investment gives us the right to a preferred dividend equal to 9% per annum. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Cobalt, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Cobalt. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(c)	On April 23, 2007, the Company entered into a joint venture, D.R. Stephens Institutional Fund, LLC, between the Company and Stephens Ventures III, LLC (“Stephens Member”) for the purpose of acquiring entities engaged in the acquisition, ownership, and development of real property. The Company’s initial capital contribution was limited to approximately $90,000 and the Stephens Member’s initial contribution was limited to approximately $10,000. Stephens & Stephens LLC (“Stephens”), an affiliate of the Stephens Member, is the managing member of D.R. Stephens Institutional Fund, LLC. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Stephens Member, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control D.R. Stephens Institutional Fund, LLC. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(d)	On July 9, 2008, the Company invested $100,000 in NRF Healthcare, LLC (“NRF”) in exchange for a Series A Convertible Preferred Membership interest and is entitled to a 10.5% preferred dividend. This entity was previously known as Wakefield Capital, LLC. On July 17, 2011, the Company’s interest in NRF Healthcare LLC was purchased by the joint venture partner for $100,408. For the year ended December 31, 2011, the Company recorded a gain of $7,545 related to this sale, reflected in gain of investment in unconsolidated entities on the consolidated statement of operations and other comprehensive income.
(e)	On December 6, 2010, the Company entered into a Joint Venture with Brixmor Residual Holding LLC (“Brixmor”) (formerly Centro NP Residual Holding LLC), resulting in the creation of Brixmor/IA JV, LLC (formerly Centro/IA JV, LLC). The joint venture structure provides the Company with an equity stake of $121,534, a preferred capital position and preferred return of 11%. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Brixmor, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Brixmor/IA JV, LLC. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.
(f)	On July 7, 2011, a foreclosure sale was held on a hotel property which previously secured one of the Company’s notes receivable. The note had been in default and fully impaired since 2009. A trust, on behalf of the lender group, was the successful bidder at the foreclosure sale and thereby, the Company obtained an equity interest in the trust which is the 100% owner of the hotel property. The Company’s interest is not consolidated and the equity method is used to account for the investment. The Company recorded its equity interest at fair value and recognized a gain of $17,150 on the conversion of the note reflected in other income on the consolidated statement of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The Company recorded an impairment of $113,621, $11,239 and $7,443 related to one, two and one of its unconsolidated entities for the years ended December 31, 2011, 2010 and 2009, respectively.

The Net Lease Strategic Assets Fund, L.P. agreement provides that (1) either limited partner can exercise the buy/sell right of the right of first offer after February 20, 2012 and (2) upon one limited partner’s exercise of either right, the responding partner may not again trigger the buy/sell right or the right of first offer until the termination of all procedures and time frames pursuant to the exercising partner’s chosen right.

On February 21, 2012, the Company delivered to LMLP its right of first offer under the partnership agreement with Net Lease Strategic Asset Fund, LP. Pursuant to the notice, the Company requested the venture sell the assets for a purchase price of $548,706. On February 20 and 21, 2012, LMLP delivered notice to the Company to exercised the buy sell option under the partnership agreement and provided the price of $213,014 at which they would be willing to purchase the assets. If the right of first offer is not accepted, the partnership agreement allows a third party buyer to be sought. For the year ended December 31, 2011, the Company valued the equity interest in part based on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in the valuation of the Company’s investment in the entity at $26,508 and an impairment charge of $113,621.

Combined Financial Information

The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

	Balance as of December 31, 2011	Balance as of December 31, 2010
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$1,949,035	$2,999,916
Other assets	485,887	335,640

Total Assets	$2,434,922	$3,335,556

Liabilities and Equity:
Mortgage debt	$1,402,462	$2,063,151
Other liabilities	94,361	109,265
Equity	938,094	1,163,140

Total Liabilities and Equity	$2,434,922	$3,335,556

Company’s share of equity	$307,684	$563,141
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,372 and $1,446, respectively)	9,027	10,133

Carrying value of investments in unconsolidated entities	$316,711	$573,274

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

	December 31, 2011	For the years ended December 31, 2010	December 31, 2009
Statements of Operations:
Revenues	$283,913	$287,694	$282,708

Expenses:
Interest expense and loan cost amortization	$91,965	$90,857	$104,854
Depreciation and amortization	111,699	99,254	111,389
Operating expenses, ground rent and general and administrative expenses	159,539	100,954	125,247
Impairments	21,017	14,019	197,949

Total expenses	$384,220	$305,084	$539,439

Net loss before loss on sale of real estate	$(100,319)	$(17,390)	$(256,731)
Gain on sale of real estate	9,219	553	13,799

Net loss	$(91,100)	$(16,837)	$(242,932)

Company’s share of:
Net loss, net of excess basis depreciation of $5, $84 and $587	$(12,802)	$(18,684)	$(78,487)
Depreciation and amortization (real estate related)	$63,645	$43,845	41,300

The unconsolidated entities had total third party debt of $1,402,462 at December 31, 2011 that matures as follows:

2012	$249,140
2013	180,084
2014	145,319
2015	114,308
2016	33,456
Thereafter	680,155

$1,402,462

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

(6) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the years ended December 31, 2011, 2010 and 2009.

	For the years ended			Unpaid amount as of
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011	December 31, 2010
General and administrative:
General and administrative reimbursement (a)	$9,404	$8,205	$8,975	$2,734	$1,862
Loan servicing (b)	586	586	480	0	0
Investment advisor fee (c)	1,564	1,447	1,319	135	127
Affiliate share purchase discounts (d)	0	0	14	0	0

Total general and administrative to related parties	$11,554	$10,238	$10,788	$2,869	$1,989

Property management fees (e)	$31,437	$30,828	$26,413	$(178)	$100
Business manager fee (f)	$40,000	$36,000	$39,000	$10,000	$10,000
Loan placement fees (g)	$1,260	$845	$2,483	$0	$0
Offering costs (h)	$0	$0	$25,660	$0	$0

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of December 31, 2011 and 2010 are included in accounts payable and accrued expenses on the consolidated balance sheets.
(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee. The loan servicing fees are 200 dollars per month, per loan for the Company’s non-lodging properties and 225 dollars per month, per loan for the Company’s lodging properties.
(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.
(d)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares were purchased. The Company sold 0, 0, and 18,067 shares to related parties and recognized an expense related to these discounts of $0, $0 and $14 for the years ended December 31, 2011, 2010 and 2009, respectively.
(e)	The property managers, entities owned principally by individuals who are related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property managers are entitled to receive an oversight fee of 1% of gross operating income (as defined) in operating companies purchased by the Company. Unpaid amounts as of December 31, 2011 and 2010 are included in other liabilities on the consolidated balance sheets. In addition to the fee, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $7,660, $5,787 and $5,626 for the years ended December 31, 2011, 2010 and 2009, respectively.
(f)

After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the years ended

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

December 31, 2011, 2010 and 2009, average invested assets were $11,515,550, $11,411,953 and $10,358,444 and operating expenses, as defined, were $69,353, $69,091 and $72,882 or 0.60%, 0.61% and 0.70%, respectively, of average invested assets. The Company incurred a business management fee of $40,000, $36,000, and $39,000, which is equal to 0.35%, 0.32%, and 0.38% of average invested assets for the years ended December 31, 2011, 2010 and 2009, respectively. The Business Manager waived the remaining fee of $75,155, $78,120, and $64,584, respectively.
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

As of December 31, 2011 and December 31, 2010, the Company had deposited $373 and $370, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Western Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $9,627, $10,096 and $7,886 for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition, the Company held 889,820 shares of IRC valued $6,848 as of December 31, 2011. As of December 31, 2010, the Company held 843,200 shares of IRC valued at $7,426.

(7) Investment in Marketable Securities

Investment in marketable securities of $289,365 and $268,726 at December 31, 2011 and December 31, 2010, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $245,131 and $215,761 at December 31, 2011 and December 31, 2010, respectively.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income of $44,234, $52,965 and $39,753, which includes gross unrealized losses of $9,990, $5,433 and $3,696 as of December 31, 2011, 2010 and 2009, respectively. All such gross unrealized losses on investments have been in an unrealized position for less than twelve months and such investments have a related fair value of $60,507 as of December 31, 2011.

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the year ended

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

December 31, 2011, the Company recorded impairment of $24,356 compared to an impairment of $1,856 and $4,038 for the years ended December 31, 2010 and 2009 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and impairment on securities, net on the consolidated statements of operations and other comprehensive income.

Dividend income is recognized when earned. During the years ended December 31, 2011, 2010 and 2009, dividend income of $18,586, $18,386 and $17,977 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(8) Leases

Operating Leases

Minimum lease payments to be received under operating leases, excluding multi-family and lodging properties and rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2012	$540,900
2013	503,287
2014	467,522
2015	437,415
2016	389,105
Thereafter	1,685,517

Total	$4,023,746

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

(9) Intangible Assets and Goodwill

The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2011 and December 31, 2010.

	Balance as of December 31, 2011	Balance as of December 31, 2010
Intangible assets:
Acquired in-place lease	$601,959	$600,726
Acquired above market lease	37,624	43,495
Acquired below market ground lease	8,825	8,825
Advance bookings	5,924	5,924
Accumulated amortization	(335,761)	(279,815)

Net intangible assets	318,571	379,155
Goodwill, net	7,761	7,761

Total intangible assets, net	$326,332	$386,916

Intangible liabilities:
Acquired below market lease	$99,187	$92,341
Acquired above market ground lease	5,840	5,840
Accumulated amortization	(21,824)	(16,483)

Net intangible liabilities	$83,203	$81,698

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to rental income. Amortization pertaining to the above market lease costs was applied as a reduction to rental income. Amortization pertaining to the below market lease costs was applied as an increase to rental income. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease.

The following table summarized the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2011, 2010 and 2009.

	For the years ended
	December 31, 2011	December 31, 2010	December 31, 2009
Amortization of:
Acquired above market lease costs	$(5,078)	$(5,815)	$(2,713)
Acquired below market lease costs	$6,779	$6,229	$4,680
Net rental income increase	$1,701	$414	$1,967
Acquired in-place lease intangibles	$64,700	$76,346	$72,818

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The following table presents the amortization during the next five years related to intangible assets and liabilities at December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(4,451)	(3,688)	(3,230)	(2,755)	(2,515)	(6,039)	$(22,678)
Acquired below market lease costs	$5,863	5,527	5,124	4,920	4,753	51,933	$78,120
Net rental income increase	$1,412	1,839	1,894	2,165	2,238	45,894	$55,442
Acquired in-place lease intangibles	$57,334	49,234	38,872	33,173	29,589	79,691	$287,893
Advance bookings	$47	36	0	0	0	0	$83
Acquired below market ground lease	$(228)	(228)	(228)	(228)	(228)	(6,777)	$(7,917)
Acquired above market ground lease	$187	140	140	140	140	4,336	$5,083

(10) Mortgages, Notes and Margins Payable

During the years ended December 31, 2011 and 2010, the following debt transactions occurred:

Balance at December 31, 2009	$5,085,899
New financings	466,673
Assumed financings, net of discount	449,461
Paydown of debt	(446,549)
Extinguishment of debt	(29,630)
Amortization of discount/premium	6,203

Balance at December 31, 2010	$5,532,057
New financings	1,252,057
Paydown of debt	(781,606)
Extinguishment of debt	(102,983)
Amortization of discount/premium	3,187

Balance at December 31, 2011	$5,902,712

Mortgage loans outstanding as of December 31, 2011 and December 31, 2010 were $5,812,595 and $5,508,668 and had a weighted average interest rate of 5.2% and 5.1% per annum, respectively. Mortgage premium and discount, net was a discount of $30,741 and $38,712 as of December 31, 2011 and December 31, 2010. As of December 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047.

	As of December 31, 2011	Weighted average interest rate
2012	$671,378	3.91%
2013	$945,953	4.73%
2014	$582,576	4.30%
2015	$428,303	5.48%
2016	$574,938	5.61%
Thereafter	$2,609,447	5.78%

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The Company is negotiating refinancing debt maturing in 2012 and 2013 with various lenders at terms that will allow us to pay lower interest rates. It is anticipated that the Company will be able to repay, refinance or extend the maturities and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt, approximately $828,785 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2011, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $102,853; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $5,310 in 2012, $9,757 in 2016 and $75,686 in 2017.

During the first quarter of 2011, the Company fully amortized the $10,368 of a mark to market mortgage discount on three properties. The recognition of the $10,368 discount was recorded as a result of the properties’ mortgage loans, totaling $63,955, being in default. During the fourth quarter of 2011, one of the properties was surrendered to the lender, therefore, $4,006 of the fully amortized mark to market discount was reflected in discontinued operations.

The Company has purchased a portion of its securities through margin accounts. As of December 31, 2011 and December 31, 2010, the Company has recorded a payable of $120,858 and $62,101, respectively, for securities purchased on margin. At December 31, 2011 and December 31, 2010, this rate was 0.621% and 0.609%. Interest expense in the amount of $473, $419 and $168 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively.

(11) Derivatives

As of December 31, 2011, in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $289,087. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps were considered highly effective as of December 31, 2011. The change in the fair value of the Company’s swaps as reflected in other comprehensive income was $1,249, $300, and $5,220 for the years ended December 31, 2011, 2010 and 2009, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The following table summarizes interest rate swap and cap contracts outstanding as of December 31, 2011 and December 31, 2010:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount		Fair Value as of December 31, 2011	Fair Value as of December 31, 2010
March 28,2008	March 28, 2008	March 31, 2011	2.81%	1 month LIBOR	$	N/A	$0	$(312)
November 16,2007	November 20, 2007	April 1, 2011	4.45%	1 month LIBOR		N/A	0	(253)
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR		33,062	(1,156)	(1,819)
December 23,2008	January 5, 2009	December 22, 2011	1.86%	1 month LIBOR		N/A	0	(242)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		22,000	(10)	(282)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		33,056	(22)	(84)
October 15, 2010	November 1, 2010	December 19, 2011	0.77%	1 month LIBOR		N/A	0	(487)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727	(181)	(54)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,347	(121)	N/A
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		22,917	(105)	N/A
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR		56,702	(481)	N/A
September 1, 2011	September 29,2012	September 29, 2014	0.79%	1 month LIBOR		56,702	(130)	N/A
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR		8,574	(78)	N/A

						$289,087	$(2,284)	$(3,533)

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

Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The derivative instruments were reported at their fair value of $2,284 and $3,533 in other liabilities at December 31, 2011 and December 31, 2010, respectively. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, the Company estimates that $1,929 will be reclassified into earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2011, 2010 and 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the years ended December 31,			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the years ended December 31,			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) For the years ended December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest Rate Products	$1,249	$300	$5,220	Interest expense	$(4,012)	$(4,508)	$(8,766)	Interest expense	$(84)	$473	$(262)

(12) Fair Value Measurements

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

December 31, 2011, 2010 and 2009

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2011
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Description
Available-for-sale real estate equity securities	$274,274	$0	$0
Real estate related bonds	0	15,091	0

Total assets	$274,274	$15,091	$0

Derivative interest rate instruments	$0	$(2,284)	$0

Total liabilities	$0	$(2,284)	$0

	Fair Value Measurements at December 31, 2010
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Description
Available-for-sale real estate equity securities	$246,158	$0	$0
Real estate related bonds	0	7,680
Commercial mortgage backed securities	0	0	14,888

Total assets	$246,158	$7,680	$14,888

Put/call agreement in MB REIT	$0	$0	$(1,274)
Derivative interest rate instruments	0	(3,533)	0

Total liabilities	$0	$(3,533)	$(1,274)

Level 1

At December 31, 2011 and December 31, 2010, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

Level 2

To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivatives, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

estimates of current credit spreads. However, as of December 31, 2011 and 2010, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Level 3

Recurring Measurements

The following table summarizes activity for the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2011 and 2010:

	Level 3 Assets	Level 3 Liabilities
Balance, December 31, 2009	$9,551	$(1,950)
Purchases	0	0
Sales	0	0
Realized gains	0	676
Unrealized gains	5,337	0

Balance, December 31, 2010	$14,888	$(1,274)
Purchases	0	0
Sales	(16,363)	0
Realized gains	1,475	1,274
Unrealized losses	0	0

Balance, December 31, 2011	$0	$0

Non-Recurring Measurements

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash gains and impairment charges to reflect the investments at their fair values for the years ended December 31, 2011 and 2010. The asset groups that were reflected at fair value through this evaluation are:

	As of December 31, 2011		As of December 31, 2010
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Gain (Impairment Losses), net	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Gain (Impairment Losses), net
Investment properties	$308,544	$(105,795)	$40,509	$(46,584)
Notes receivable	0	0	36,400	(111,896)
Investment in unconsolidated entities	43,658	(96,471)	121,320	(11,239)
Consolidated investment	0	0	37,496	433

Total	$352,202	$(202,266)	$235,725	$(169,286)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The Company’s estimated fair value relating to the investment properties’ impairment analysis is based on a comparison of letters of intent or purchase contracts, broker opinions of value and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the year ended December 31, 2011, the Company identified certain properties which may have a reduction in the expected holding period and the Company reviewed the probability of these assets’ dispositions. For the years ended, December 31, 2011, 2010 and 2009, the impairment of the investment properties was $105,795, $3,180 and $1,117, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $57,846, $44,349 and $32,934 is included in discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

When the Company assesses the potential impairment of notes receivable, an evaluation of the fair value of the collateral is performed through a review of third party appraisals and discounted cash flow models. The Company’s discounted cash flow model includes contractual inflows and outflows over a specific holding period and utilizes unobservable inputs based on market conditions and the Company’s expected growth rates. The Company believes the capitalization rates and discount rates utilized in the models are based upon observable rates that are within a reasonable range of current market rates.

On October 22, 2010, the Company entered into a restructure agreement with a borrower, being Stan Thomas Properties on three loans. As part of the restructure, the Company received title and all rights to two land parcels, located in Florida and California, that secured the notes receivable, and in return, the Company released its collateral rights to a third land parcel as well as the personal guarantees of Stan Thomas. Prior to foreclosure, the Company recorded its note receivable at the estimated fair values for the two land sites that were to be received as part of the restructure. For the year ended December 31, 2010, the Company recorded an impairment of $94,627. The unobservable inputs used in the Stan Thomas note receivable evaluation include significant judgments of future long-term real estate, governmental and economic conditions to develop cash-flowing investments from these land parcels. These primary inputs are conditioned on a long-term recovery of these real estate markets so that development of certain infrastructure relating to the parcels will deliver positive risk-adjusted returns.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded $0, $111,896 and $74,136, respectively, of impairment losses.

The Company recognized an investment in unconsolidated entities of $17,150 equal to its equity investment in a trust which owns 100% of a hotel property. The investment was a result of a conversion of a note receivable to an equity interest in which the Company recognized a gain of $17,150. The fair value of hotel property was estimated based on analysis of appraisals, broker opinions of value, and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The Company recognized an impairment charge in unconsolidated entities of $113,621 in part based on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$5,812,595	$5,524,022	$5,508,668	$5,408,898
Margins payable	$120,858	$120,858	$62,101	$62,101

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

The components of income tax expense for the years ended December 31:

	2011			2010			2009
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$110	$588	$698	$1,502	$1,466	$2,968	$(2,043)	$1,728	$(315)
Deferred	(3,837)	(248)	(4,085)	(6,698)	(788)	(7,486)	859	83	942

Total income expense (benefit)	$(3,727)	$340	$(3,387)	$(5,196)	$678	$(4,518)	$(1,184)	$1,811	$627

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The components of the deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Net operating loss	$16,084	$12,406
Deferred income	1,536	0
Basis difference on development property	31,916	108
Lease acquisition costs	314	941
Depreciation expense	753	849
Miscellaneous	118	0

Total deferred tax assets	50,721	14,304
Less: Valuation allowance	(38,300)	(5,969)

Net deferred tax assets	$12,421	$8,335

Gain on sales of real estate, net of depreciation effect	0	1,408
Straight-line rents	0	7
Miscellaneous	0	(30)

Deferred tax liabilities	$0	$1,385

Federal net operating loss carryforwards amounting to $16,084 begin to expire in 2023, if not utilized by then.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $38,300 at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Uncertain Tax Positions

The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2011. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2011, 2010 and 2009 or in the consolidated balance sheets as of December 31, 2011 and 2010. As of December 31, 2011, the Company’s 2010, 2009, and 2008 tax years remain subject to examination by U.S. and various state tax jurisdictions.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

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

A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2011 is as follows:

	2011	2010	2009
Ordinary income	$0.19	$0.17	$0.14
Return of capital	0.31	0.33	0.37

Total distributions per share	$0.50	$0.50	$0.51

(14) Segment Reporting

The Company has five business segments: Office, Retail, Industrial, Lodging and Multi-family. The Company evaluates segment performance primarily based on net property operations. Net property operations of the segments primarily exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

Prior to October 1, 2010, the Company considered the net property operations of the assets of LIP Holdings, LLC, its 100% owned subsidiary (LIP-H), which consisted of eight operating office and retail properties, a segment. Due to the settlement and consolidation of the remaining Lauth assets and the disposition of four of eight LIP-H assets, the Company no longer evaluates the net property operations of these assets as a segment. For the year ended December 31, 2011, the assets of the LIP-H segment were classified into the appropriate segment as identified above. The Company has restated the prior years’ comparatives to conform with current year presentation.

For the year ended December 31, 2011, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc. Also, as of December 31, 2011, approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The following table summarizes net property operations income by segment as of and for the year ended December 31, 2011.

	Total	Office	Retail	Industrial	Lodging	Multi- Family
Property rentals	$624,632	$143,112	$304,170	$85,001	$0	$92,349
Straight-line rents	13,785	4,213	5,297	4,050	0	225
Amortization of acquired above and below market leases, net	1,701	(66)	2,037	(270)	0	0

Total rental income	$640,118	$147,259	$311,504	$88,781	$0	$92,574
Tenant recovery income	93,816	25,300	64,085	3,965	0	466
Other property income	18,113	3,885	5,411	1,188	0	7,629
Lodging income	571,104	0	0	0	571,104	0

Total income	$1,323,151	$176,444	$381,000	$93,934	$571,104	$100,669

Operating expenses	$596,409	$44,394	$104,104	$9,564	$390,067	$48,280
Net property operations	$726,742	$132,050	$276,896	$84,370	$181,037	$52,389

Non allocated expenses (a)	$(501,082)
Other income and expenses (b)	$(280,977)
Loss from unconsolidated entities (c)	$(118,825)
Provision for asset impairment	$(105,795)

Net loss from continuing operations	$(279,937)

Loss from discontinued operations, net	$(29,608)

Net income attributable to noncontrolling interests	$(6,708)

Net loss attributable to Company	$(316,253)

Balance Sheet Data:						‘
Real estate assets, net	$9,429,500	$1,568,153	$3,803,062	$910,227	$2,386,432	$761,626
Non-segmented assets	1,489,690

Total Assets	$10,919,190

Capital expenditures	$83,405	$5,427	$18,642	$4,168	$53,453	$1,715

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain and impairment on securities, net, and income tax benefit.
(c)	Income (loss) from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The following table summarizes net property operations income by segment as of and for the year ended December 31, 2010.

	Total	Office	Retail	Industrial	Lodging	Multi- Family
Property rentals	$587,813	$141,903	$279,515	$84,635	$0	$81,760
Straight-line rents	17,438	5,833	6,922	4,480	0	203
Amortization of acquired above and below market leases, net	414	(78)	2,003	(1,511)	0	0

Total rental income	$605,665	$147,658	$288,440	$87,604	$0	$81,963
Tenant recovery income	87,730	26,419	58,620	2,318	0	373
Other property income	16,909	4,227	4,998	1,104	0	6,580
Lodging income	476,590	0	0	0	476,590	0

Total income	$1,186,894	$178,304	$352,058	$91,026	$476,590	$88,916

Operating expenses	$518,872	$44,690	$91,999	$7,633	$326,953	$47,597
Net property operations	$668,022	$133,614	$260,059	$83,393	$149,637	$41,319

Non allocated expenses (a)	$(488,778)
Other income and expenses (b)	$(225,224)
Income (loss) from unconsolidated entities (c)	$(29,923)
Provision for asset impairment (d)	$(115,076)
Gain on consolidated investment	$433

Net loss from continuing operations	$(190,546)

Income from discontinued operations, net	$23,254

Net income attributable to noncontrolling interests	$(9,139)

Net loss attributable to Company	$(176,431)

Balance Sheet Data:						‘
Real estate assets, net	$9,643,194	$1,730,995	$3,745,959	$944,181	$2,424,363	$797,696
Non-segmented assets	1,748,308

Total Assets	$11,391,502

Capital expenditures	$101,723	$7,114	$17,674	$903	$73,757	$2,275

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain and impairment on securities, net, and income tax expense.
(c)	Loss from unconsolidated entities consists of equity losses in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.
(d)	Provision for asset impairment consists of provision for asset impairment and provision for notes receivable impairment.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

The following table summarizes net property operations income by segment as of and for the year ended December 31, 2009.

	Total	Office	Retail	Industrial	Lodging	Multi- Family
Property rentals	$501,372	$141,910	$226,294	$71,082	$0	$62,086
Straight-line rents	16,814	6,093	5,615	4,695	0	411
Amortization of acquired above and below market leases, net	1,968	(281)	2,636	(387)	0	0

Total rental income	$520,154	$147,722	$234,545	$75,390	$0	$62,497
Tenant recovery income	80,072	28,076	47,783	3,918	0	295
Other property income	18,323	6,072	6,287	1,083	0	4,881
Lodging income	440,025	0	0	0	440,025	0

Total income	$1,058,574	$181,870	$288,615	$80,391	$440,025	$67,673

Operating expenses	$464,122	$45,401	$73,705	$8,021	$302,184	$34,811
Net property operations	$594,452	$136,469	$214,910	$72,370	$137,841	$32,862

Non allocated expenses (a)	$(453,724)
Other income and expenses (b)	$(153,924)
Income (loss) from unconsolidated entities (c)	$(85,930)
Provision for asset impairment (d)	$(101,930)
Loss on consolidated investment	$(148,887)

Net loss from continuing operations	$(349,943)

Income from discontinued operations, net	$(39,066)

Net income attributable to noncontrolling interests	$(8,951)

Net loss attributable to Company	$(397,960)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain and impairment on securities, net, and income tax expense.
(c)	Income (loss) from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain (impairment) of investment in unconsolidated entities.
(d)	Provision for asset impairment consists of provision for asset impairment, provision for good will impairment, and provision for notes receivable impairment.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes To Consolidated Financial Statements

(Dollar amounts in thousands, except per share amounts)

December 31, 2011, 2010 and 2009

(15) Earnings (loss) per Share

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

The basic and diluted weighted average number of common shares outstanding was 858,637,707, 835,131,057 and 811,400,035 for the years ended December 31, 2011, 2010 and 2009.

(16) Commitments and Contingencies

On June 17, 2011, Crockett Capital Corporation and the Company agreed to a mutual customary release of all claims arising from or related to pending litigation, upon which, the Company made a payment of $5,100 which is reflected in other income (expense), net on the consolidated statements of operations and other comprehensive income.

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of December 31, 2011, the Company has funded $40,570 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of December 31, 2011.

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

(17) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2011 and 2010.

	2011
	Dec. 31	Sept. 30	June 30	March 31
Total income	$339,687	332,929	336,237	314,298
Net loss	(182,076)	(48,952)	(26,114)	(52,403)
Net loss attributable to Company	(182,188)	(51,677)	(27,761)	(54,627)
Net loss, per common share, basic and diluted (1)	(0.22)	(0.06)	(0.03)	(0.06)
Weighted average number of common shares outstanding, basic and diluted (1)	867,028,126	861,505,671	855,953,324	849,843,349

	2010
	Dec. 31	Sept. 30	June 30	March 31
Total income	$295,149	321,174	322,415	292,997
Net loss	(18,338)	(119,894)	(1,963)	(27,097)
Net loss attributable to Company	(20,483)	(122,480)	(4,129)	(29,339)
Net loss, per common share, basic and diluted (1)	(.01)	(.15)	(.01)	(.04)
Weighted average number of common shares outstanding, basic and diluted (1)	843,554,275	837,717,745	832,322,161	826,716,592

(1)	Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET Plano, TX	7,712	3,500	9,241	—	8	3,500	9,249	12,749	1,538	2007
24 HOUR FITNESS -THE WOODLANDS Woodlands, TX	3,500	1,540	11,287	—	—	1,540	11,287	12,827	2,469	2005
95th and CICERO Oak Lawn, IL	8,949	4,500	9,910	—	(24)	4,500	9,886	14,386	1,169	2008
ALCOA EXCHANGE Bryant, AR	12,810	4,900	15,577	—	59	4,900	15,636	20,536	2,040	2008
ALCOA EXCHANGE II Benton, AR	—	1,300	5,511	—	—	1,300	5,511	6,811	593	2009
ANDERSON CENTRAL Anderson, SC	13,653	2,800	9,961	—	65	2,800	10,026	12,826	651	2010
ANTOINE TOWN CENTER Houston, TX	5,490	1,645	7,343	—	224	1,645	7,567	9,212	1,635	2005
ATASCOCITA SHOPPING CENTER Humble, TX	—	1,550	7,994	(398)	(3,258)	1,152	4,737	5,889	97	2005
BARTOW MARKETPLACE Atlanta, GA	23,298	5,600	20,154	—	—	5,600	20,154	25,754	1,319	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
BAY COLONY League City, TX	22,255	3,190	30,828	—	5,281	3,190	36,109	39,299	7,245	2005
BAY COLONY II League City, TX	27,470	4,500	32,514	—	—	4,500	32,514	37,014	381	2011
BEAR CREEK VILLAGE CENTER Wildomar, CA	15,065	3,523	12,384	—	(85)	3,523	12,300	15,823	1,223	2009
BELLERIVE PLAZA Nicholasville, KY	6,092	2,400	7,749	—	74	2,400	7,823	10,223	1,318	2007
BENT TREE PLAZA Raleigh, NC	6,518	1,983	7,093	—	(121)	1,983	6,971	8,954	785	2009
BI-LO—GREENVILLE Greenville, SC	4,286	1,400	5,503	—	—	1,400	5,503	6,903	1,075	2006
BLACKHAWK TOWN CENTER Houston, TX	12,125	1,645	19,982	—	—	1,645	19,982	21,627	4,310	2005
BOYNTON COMMONS Miami, FL	27,854	11,400	17,315	—	132	11,400	17,447	28,847	1,146	2010
BRANDON CENTRE SOUTH Brandon, FL	16,133	5,720	19,500	—	677	5,720	20,177	25,897	3,314	2007
BROOKS CORNER San Antonio, TX	14,167	10,600	13,648	—	2,778	10,600	16,427	27,027	3,190	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
BUCKHEAD CROSSING Atlanta, GA	33,215	7,565	27,104	—	(1,327)	7,565	25,777	33,343	2,606	2009
BUCKHORN PLAZA Bloomsburg, PA	9,025	1,651	11,770	—	770	1,651	12,540	14,190	2,409	2006
CAMPUS MARKETPLACE San Marcos, CA	19,217	6,723	27,462	—	(257)	6,723	27,205	33,927	2,669	2009
CANFIELD PLAZA Canfield, OH	7,575	2,250	10,339	(370)	(3,406)	1,880	6,933	8,813	127	2006
CENTERPLACE OF GREELEY Greeley, CO	17,175	3,904	14,715	—	(129)	3,904	14,585	18,490	1,515	2009
CHESAPEAKE COMMONS Chesapeake, VA	8,950	2,669	10,839	—	3	2,669	10,841	13,510	1,887	2007
CHEYENNE MEADOWS Colorado Springs, CO	6,490	2,023	6,991	—	(152)	2,023	6,839	8,861	706	2009
CHILI’S—HUNTING BAYOU Jacinto City, TX	—	400	—	—	—	400	—	400	—	2005
CINEMARK—JACINTO CITY Jacinto City, TX	—	1,160	10,540	(164)	(3,668)	996	6,872	7,868	141	2005
CITIZENS (CFG) CONNECTICUT Hamden, CT	678	525	737	—	(2)	525	735	1,260	123	2007
CITIZENS (CFG) CONNECTICUT Colchester, CT	1,095	450	1,191	—	(4)	450	1,187	1,637	199	2007
CITIZENS (CFG) CONNECTICUT Deep River, CT	2,018	480	2,194	—	(7)	480	2,187	2,667	367	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) CONNECTICUT East Lyme, CT	1,142	430	1,242	—	(4)	430	1,238	1,668	208	2007
CITIZENS (CFG) CONNECTICUT Montville, CT	2,435	111	2,648	—	(9)	111	2,640	2,751	443	2007
CITIZENS (CFG) CONNECTICUT Stonington, CT	1,123	450	1,221	—	(4)	450	1,217	1,667	204	2007
CITIZENS (CFG) CONNECTICUT Stonington, CT	1,150	420	1,251	—	(4)	420	1,247	1,667	209	2007
CITIZENS (CFG) CONNECTICUT East Hampton, CT	808	490	879	—	(3)	490	876	1,366	147	2007
CITIZENS (CFG) DELAWARE Lewes, DE	653	525	353	—	(4)	525	349	874	59	2007
CITIZENS (CFG) DELAWARE Wilmington, DE	467	275	252	—	(3)	275	250	525	42	2007
CITIZENS (CFG) DELAWARE Wilmington, DE	393	485	212	—	(2)	485	210	695	35	2007
CITIZENS (CFG) ILLINOIS Orland Hills, IL	3,260	1,870	2,414	—	(6)	1,870	2,408	4,278	404	2007
CITIZENS (CFG) ILLINOIS Calumet City, IL	361	450	267	—	(1)	450	267	717	45	2007
CITIZENS (CFG) ILLINOIS Chicago, IL	179	815	133	—	(0)	815	132	947	22	2007
CITIZENS (CFG) ILLINOIS Villa Park, IL	512	575	379	—	(1)	575	378	953	64	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) ILLINOIS Westchester, IL	786	725	582	—	(1)	725	580	1,305	97	2007
CITIZENS (CFG) ILLINOIS Olympia Fields, IL	1,443	375	1,069	—	(2)	375	1,066	1,441	179	2007
CITIZENS (CFG) ILLINOIS Chicago Heights, IL	1,221	290	904	—	(2)	290	902	1,192	152	2007
CITIZENS (CFG) MELLON BANK BLD Georgetown, DE	2,205	725	2,255	—	297	725	2,553	3,278	401	2007
CITIZENS (CFG) MICHIGAN Farmington, MI	640	500	174	—	—	500	174	674	29	2007
CITIZENS (CFG) MICHIGAN Troy, MI	803	1,100	219	—	—	1,100	219	1,319	37	2007
CITIZENS (CFG) NEW HAMPSHIRE Keene, NH	2,407	1,050	2,121	—	—	1,050	2,121	3,171	356	2007
CITIZENS (CFG) NEW HAMPSHIRE Manchester, NH	1,270	554	1,119	—	—	554	1,119	1,673	188	2007
CITIZENS (CFG) NEW HAMPSHIRE Manchester, NH	1,420	618	1,251	—	—	618	1,251	1,869	210	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) NEW HAMPSHIRE Salem, NH	1,472	641	1,297	—	—	641	1,297	1,938	218	2007
CITIZENS (CFG) NEW HAMPSHIRE Manchester, NH	17,744	9,620	15,633	—	—	9,620	15,633	25,253	2,625	2007
CITIZENS (CFG) NEW HAMPSHIRE Hinsdale, NH	319	172	281	—	—	172	281	453	47	2007
CITIZENS (CFG) NEW HAMPSHIRE Ossipee, NH	284	111	250	—	—	111	250	361	42	2007
CITIZENS (CFG) NEW HAMPSHIRE Pelham, NH	294	176	259	—	—	176	259	435	44	2007
CITIZENS (CFG) NEW JERSEY Haddon Heights, NJ	821	500	466	—	—	500	466	966	78	2007
CITIZENS (CFG) NEW JERSEY Marlton, NJ	824	850	468	—	—	850	468	1,318	79	2007
CITIZENS (CFG) NEW YORK Plattsburgh, NY	1,156	70	1,342	—	—	70	1,342	1,412	225	2007
CITIZENS (CFG) OHIO Fairlawn, OH	2,333	400	1,736	—	—	400	1,736	2,136	291	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) OHIO Bedford, OH	565	450	420	—	—	450	420	870	71	2007
CITIZENS (CFG) OHIO Parma, OH	641	625	477	—	—	625	477	1,102	80	2007
CITIZENS (CFG) OHIO Parma, OH	678	900	505	—	—	900	505	1,405	85	2007
CITIZENS (CFG) OHIO Parma Heights, OH	683	750	508	—	—	750	508	1,258	85	2007
CITIZENS (CFG) OHIO South Russell, OH	1,178	850	876	—	—	850	876	1,726	147	2007
CITIZENS (CFG) PENNSYLVANIA Altoona, PA	689	50	771	—	(0)	50	771	821	130	2007
CITIZENS (CFG) PENNSYLVANIA Ashley, PA	1,013	85	1,134	—	(0)	85	1,133	1,218	190	2007
CITIZENS (CFG) PENNSYLVANIA Brodheadsville, PA	1,022	675	1,144	—	(0)	675	1,144	1,819	192	2007
CITIZENS (CFG) PENNSYLVANIA Butler, PA	1,282	75	1,434	—	(0)	75	1,434	1,509	241	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Camp Hill, PA	1,269	1,150	1,420	—	(0)	1,150	1,419	2,569	238	2007
CITIZENS (CFG) PENNSYLVANIA Camp Hill, PA	1,199	500	1,342	—	(0)	500	1,342	1,842	225	2007
CITIZENS (CFG) PENNSYLVANIA Carnegie, PA	1,636	125	1,830	—	(0)	125	1,830	1,955	307	2007
CITIZENS (CFG) PENNSYLVANIA Charlerol, PA	1,390	40	1,555	—	(0)	40	1,555	1,595	261	2007
CITIZENS (CFG) PENNSYLVANIA Dallas, PA	1,275	325	1,427	—	(0)	325	1,427	1,752	240	2007
CITIZENS (CFG) PENNSYLVANIA Dallastown, PA	860	150	962	—	(0)	150	962	1,112	162	2007
CITIZENS (CFG) PENNSYLVANIA Dillsburg, PA	1,303	260	1,458	—	(0)	260	1,458	1,718	245	2007
CITIZENS (CFG) PENNSYLVANIA Drexel Hill, PA	1,479	485	1,655	—	(0)	485	1,655	2,140	278	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Ford City, PA	988	50	1,106	—	(0)	50	1,106	1,156	186	2007
CITIZENS (CFG) PENNSYLVANIA Glenside, PA	1,544	385	1,727	—	(0)	385	1,727	2,112	290	2007
CITIZENS (CFG) PENNSYLVANIA Greensburg, PA	813	125	909	—	(0)	125	909	1,034	153	2007
CITIZENS (CFG) PENNSYLVANIA Highspire, PA	975	300	1,092	—	(0)	300	1,091	1,391	183	2007
CITIZENS (CFG) PENNSYLVANIA Homestead, PA	902	100	1,009	—	(0)	100	1,009	1,109	169	2007
CITIZENS (CFG) PENNSYLVANIA Kingston, PA	1,516	300	1,697	—	(0)	300	1,696	1,996	285	2007
CITIZENS (CFG) PENNSYLVANIA Kittanning, PA	1,240	50	1,388	—	(0)	50	1,388	1,438	233	2007
CITIZENS (CFG) PENNSYLVANIA Matamoras, PA	1,625	330	1,819	—	(0)	330	1,819	2,149	305	2007
CITIZENS (CFG) PENNSYLVANIA McKees Rocks, PA	1,034	100	1,157	—	(0)	100	1,157	1,257	194	2007
CITIZENS (CFG) PENNSYLVANIA Mechanicsburg, PA	2,619	250	2,931	—	(0)	250	2,931	3,181	492	2007
CITIZENS (CFG) PENNSYLVANIA Mercer, PA	465	40	521	—	(0)	40	520	560	87	2007
CITIZENS (CFG) PENNSYLVANIA Milford, PA	1,450	275	1,623	—	(0)	275	1,623	1,898	273	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Philadelphia, PA	1,105	600	1,237	—	(0)	600	1,237	1,837	208	2007
CITIZENS (CFG) PENNSYLVANIA Philadelphia, PA	942	245	1,054	—	(0)	245	1,054	1,299	177	2007
CITIZENS (CFG) PENNSYLVANIA Philadelphia, PA	1,200	700	1,342	—	(0)	700	1,342	2,042	225	2007
CITIZENS (CFG) PENNSYLVANIA Pitcairn, PA	1,011	75	1,131	—	(0)	75	1,131	1,206	190	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	3,278	75	3,668	—	(1)	75	3,668	3,743	616	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	1,849	100	2,069	—	(0)	100	2,069	2,169	347	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	2,811	900	3,146	—	(1)	900	3,145	4,045	528	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	922	150	1,032	—	(0)	150	1,032	1,182	173	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	2,969	75	3,322	—	(1)	75	3,322	3,397	558	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	1,414	75	1,583	—	(0)	75	1,582	1,657	266	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	1,364	50	1,527	—	(0)	50	1,527	1,577	256	2007
CITIZENS (CFG) PENNSYLVANIA Reading, PA	2,024	165	2,265	—	(0)	165	2,265	2,430	380	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Reading, PA	1,194	120	1,336	—	(0)	120	1,336	1,456	224	2007
CITIZENS (CFG) PENNSYLVANIA Souderton, PA	1,116	650	1,249	—	(0)	650	1,249	1,899	210	2007
CITIZENS (CFG) PENNSYLVANIA State College, PA	1,494	400	1,672	—	(0)	400	1,671	2,071	281	2007
CITIZENS (CFG) PENNSYLVANIA Tannersville, PA	1,094	730	1,225	—	(0)	730	1,224	1,954	206	2007
CITIZENS (CFG) PENNSYLVANIA Turtle Creek, PA	1,123	150	1,257	—	(0)	150	1,257	1,407	211	2007
CITIZENS (CFG) PENNSYLVANIA Tyrone, PA	821	50	919	—	(0)	50	919	969	154	2007
CITIZENS (CFG) PENNSYLVANIA Upper Darby, PA	1,152	530	1,289	—	(0)	530	1,289	1,819	217	2007
CITIZENS (CFG) PENNSYLVANIA West Chester, PA	861	115	964	—	(0)	115	964	1,079	162	2007
CITIZENS (CFG) PENNSYLVANIA West Hazelson, PA	2,481	125	2,776	—	(0)	125	2,776	2,901	466	2007
CITIZENS (CFG) PENNSYLVANIA York, PA	2,695	400	3,016	—	(0)	400	3,015	3,415	506	2007
CITIZENS (CFG) PENNSYLVANIA Aliquippa, PA	597	150	668	—	(0)	150	668	818	112	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Allison Park, PA	680	750	761	—	(0)	750	761	1,511	128	2007
CITIZENS (CFG) PENNSYLVANIA Altoona, PA	512	100	573	—	(0)	100	573	673	96	2007
CITIZENS (CFG) PENNSYLVANIA Beaver Falls, PA	451	350	504	—	(0)	350	504	854	85	2007
CITIZENS (CFG) PENNSYLVANIA Carlisle, PA	506	350	567	—	(0)	350	567	917	95	2007
CITIZENS (CFG) PENNSYLVANIA Cranberry, PA	431	100	483	—	(0)	100	483	583	81	2007
CITIZENS (CFG) PENNSYLVANIA Erie, PA	545	275	610	—	(0)	275	610	885	103	2007
CITIZENS (CFG) PENNSYLVANIA Grove City, PA	343	90	383	—	(0)	90	383	473	64	2007
CITIZENS (CFG) PENNSYLVANIA Grove City, PA	547	40	612	—	(0)	40	612	652	103	2007
CITIZENS (CFG) PENNSYLVANIA Harrisburg, PA	604	625	676	—	(0)	625	676	1,301	114	2007
CITIZENS (CFG) PENNSYLVANIA Haertown, PA	699	690	782	—	(0)	690	782	1,472	131	2007
CITIZENS (CFG) PENNSYLVANIA Hollidaysburg, PA	655	50	733	—	(0)	50	733	783	123	2007
CITIZENS (CFG) PENNSYLVANIA Kutztown, PA	526	420	589	—	(0)	420	589	1,009	99	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Lancaster, PA	548	650	614	—	(0)	650	614	1,264	103	2007
CITIZENS (CFG) PENNSYLVANIA Lancaster, PA	599	500	671	—	(0)	500	671	1,171	113	2007
CITIZENS (CFG) PENNSYLVANIA Latrobe, PA	481	200	538	—	(0)	200	538	738	90	2007
CITIZENS (CFG) PENNSYLVANIA Lititz, PA	493	175	552	—	(0)	175	552	727	93	2007
CITIZENS (CFG) PENNSYLVANIA Lower Burrell, PA	575	225	644	—	(0)	225	644	869	108	2007
CITIZENS (CFG) PENNSYLVANIA Mountain Top, PA	484	210	542	—	(0)	210	542	752	91	2007
CITIZENS (CFG) PENNSYLVANIA Munhall, PA	246	125	275	—	(0)	125	275	400	46	2007
CITIZENS (CFG) PENNSYLVANIA New Stanton, PA	615	500	688	—	(0)	500	688	1,188	116	2007
CITIZENS (CFG) PENNSYLVANIA Oakmont, PA	863	225	966	—	(0)	225	966	1,191	162	2007
CITIZENS (CFG) PENNSYLVANIA Oil City, PA	479	50	536	—	(0)	50	536	586	90	2007
CITIZENS (CFG) PENNSYLVANIA Philadelphia, PA	609	225	682	—	(0)	225	682	907	115	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	1,540	500	1,723	—	(0)	500	1,723	2,223	289	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	1,292	300	1,446	—	(0)	300	1,446	1,746	243	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	1,002	275	1,121	—	(0)	275	1,121	1,396	188	2007
CITIZENS (CFG) PENNSYLVANIA Pittsburgh, PA	836	250	936	—	(0)	250	936	1,186	157	2007
CITIZENS (CFG) PENNSYLVANIA Saxonburg, PA	714	75	799	—	(0)	75	799	874	134	2007
CITIZENS (CFG) PENNSYLVANIA Shippensburg, PA	373	225	417	—	(0)	225	417	642	70	2007
CITIZENS (CFG) PENNSYLVANIA Slovan, PA	215	200	241	—	(0)	200	241	441	40	2007
CITIZENS (CFG) PENNSYLVANIA State College, PA	478	325	535	—	(0)	325	535	860	90	2007
CITIZENS (CFG) PENNSYLVANIA Temple, PA	581	245	650	—	(0)	245	650	895	109	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Verona, PA	578	300	647	—	(0)	300	647	947	109	2007
CITIZENS (CFG) PENNSYLVANIA Warrendale, PA	971	1,250	1,086	—	(0)	1,250	1,086	2,336	182	2007
CITIZENS (CFG) PENNSYLVANIA West Grove, PA	589	390	659	—	(0)	390	659	1,049	111	2007
CITIZENS (CFG) PENNSYLVANIA Wexford, PA	578	600	647	—	(0)	600	646	1,246	109	2007
CITIZENS (CFG) PENNSYLVANIA Wilkes-Barre, PA	865	225	968	—	(0)	225	968	1,193	163	2007
CITIZENS (CFG) PENNSYLVANIA York, PA	628	700	703	—	(0)	700	703	1,403	118	2007
CITIZENS (CFG) PENNSYLVANIA Mount Lebanon, PA	1,950	250	2,182	—	(0)	250	2,181	2,431	366	2007
CITIZENS (CFG) RHODE ISLAND Coventry, RI	1,006	438	1,095	—	(2)	438	1,093	1,531	184	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) RHODE ISLAND Cranston, RI	1,476	643	1,607	—	(3)	643	1,604	2,247	269	2007
CITIZENS (CFG) RHODE ISLAND Johnston, RI	1,236	538	1,346	—	(3)	538	1,343	1,881	226	2007
CITIZENS (CFG) RHODE ISLAND North Providence, RI	1,818	821	1,980	—	(4)	821	1,976	2,797	332	2007
CITIZENS (CFG) RHODE ISLAND Providence, RI	1,072	600	1,168	—	(2)	600	1,166	1,766	196	2007
CITIZENS (CFG) RHODE ISLAND Wakefield, RI	1,338	666	1,457	—	(3)	666	1,455	2,120	244	2007
CITIZENS (CFG) RHODE ISLAND Providence, RI	3,506	1,278	3,817	—	(7)	1,278	3,810	5,088	640	2007
CITIZENS (CFG) RHODE ISLAND Warwick, RI	14,561	2,254	15,856	—	(30)	2,254	15,826	18,080	2,658	2007
CITIZENS (CFG) RHODE ISLAND East Greenwich, RI	586	375	639	—	(1)	375	637	1,012	107	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) RHODE ISLAND North Providence, RI	719	472	783	—	(1)	472	781	1,253	131	2007
CITIZENS (CFG) RHODE ISLAND Rumford, RI	647	366	705	—	(1)	366	703	1,069	118	2007
CITIZENS (CFG) RHODE ISLAND Warren, RI	603	353	657	—	(1)	353	655	1,009	110	2007
CITIZENS (CFG) VERMONT Middlebury, VT	1,013	1,270	153	—	—	1,270	153	1,423	26	2007
CITIZENS (CFG) MASSACHUSETTS Ludlow, MA	1,210	400	1,002	—	(1)	400	1,001	1,401	168	2007
CITIZENS (CFG) MASSACHUSETTS Malden, MA	2,175	1,263	1,802	—	(2)	1,263	1,800	3,062	302	2007
CITIZENS (CFG) MASSACHUSETTS Malden, MA	976	607	809	—	(1)	607	808	1,415	136	2007
CITIZENS (CFG) MASSACHUSETTS Medford, MA	1,518	952	1,258	—	(2)	952	1,256	2,208	211	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) MASSACHUSETTS Milton, MA	2,760	1,431	2,287	—	(3)	1,431	2,284	3,714	383	2007
CITIZENS (CFG) MASSACHUSETTS Randolph, MA	1,719	998	1,424	—	(2)	998	1,422	2,419	239	2007
CITIZENS (CFG) MASSACHUSETTS South Dennis, MA	1,421	743	1,177	—	(1)	743	1,176	1,918	197	2007
CITIZENS (CFG) MASSACHUSETTS Springfield, MA	1,034	310	856	—	(1)	310	855	1,165	144	2007
CITIZENS (CFG) MASSACHUSETTS Woburn, MA	1,309	1,050	1,085	—	(1)	1,050	1,083	2,133	182	2007
CITIZENS (CFG) MASSACHUSETTS Dorchester, MA	512	300	424	—	(1)	300	424	724	71	2007
CITIZENS (CFG) MASSACHUSETTS Needham, MA	668	440	553	—	(1)	440	553	993	93	2007
CITIZENS (CFG) MASSACHUSETTS New Bedford, MA	640	450	530	—	(1)	450	530	980	89	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) MASSACHUSETTS Somerville, MA	725	595	601	—	(1)	595	600	1,194	101	2007
CITIZENS (CFG) MASSACHUSETTS Springfield, MA	293	300	243	—	(0)	300	242	542	41	2007
CITIZENS (CFG) MASSACHUSETTS Tewksbury, MA	859	621	712	—	(1)	621	711	1,332	119	2007
CITIZENS (CFG) MASSACHUSETTS Watertown, MA	636	552	527	—	(1)	552	526	1,078	88	2007
CITIZENS (CFG) MASSACHUSETTS Wilbraham, MA	482	350	399	—	(0)	350	399	749	67	2007
CITIZENS (CFG) MASSACHUSETTS Winthrop, MA	994	541	824	—	(1)	541	823	1,364	138	2007
CITIZENS (CFG) MASSACHUSETTS Dedham, MA	995	379	824	—	(1)	379	823	1,202	138	2007
CITIZENS (CFG) MASSACHUSETTS Hanover, MA	1,246	542	1,032	—	(1)	542	1,031	1,573	173	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITY CROSSING Warner Robins, GA	17,418	4,200	5,679	—	—	4,200	5,679	9,879	435	2010
COWETA CROSSING Newnan, GA	3,143	1,143	4,590	—	(316)	1,143	4,274	5,417	476	2009
CROSS TIMBERS COURT Flower Mound, TX	8,193	3,300	9,939	—	55	3,300	9,995	13,295	1,671	2007
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	11,210	3,970	13,732	—	572	3,970	14,304	18,274	2,504	2007
CUSTER CREEK VILLAGE Richardson, TX	10,149	4,750	12,245	—	32	4,750	12,276	17,026	2,040	2007
CYFAIR TOWN CENTER Cypress, TX	9,095	1,800	13,093	—	53	1,800	13,146	14,946	2,480	2006
CYFAIR TOWN CENTER II Houston, TX	32,955	11,300	39,840	—	—	11,300	39,840	51,140	367	2011
CYPRESS TOWN CENTER Houston, TX	—	1,850	11,630	(805)	(7,315)	1,045	4,314	5,359	43	2005
DONELSON PLAZA Nashville, TN	2,315	1,000	3,147	—	—	1,000	3,147	4,147	548	2007
DOTHAN PAVILION Dothan, AL	37,165	8,200	38,759	—	454	8,200	39,214	47,414	4,085	2009
EAST GATE Aiken, SC	6,800	2,000	10,305	—	26	2,000	10,330	12,330	1,784	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
ELDRIDGE TOWN CENTER Houston, TX	9,000	3,200	16,663	—	300	3,200	16,963	20,163	3,813	2005
FABYAN RANDALL PLAZA Batavia, IL	13,405	2,400	22,198	—	(6)	2,400	22,192	24,592	4,269	2006
FAIRVIEW MARKET Simpsonville, SC	2,553	1,140	5,241	—	(308)	1,140	4,932	6,072	494	2009
FLOWER MOUND CROSSING Flower Mound, TX	8,342	4,500	9,049	—	278	4,500	9,327	13,827	1,591	2007
FOREST PLAZA Fond du Lac, WI	2,024	3,400	14,550	—	489	3,400	15,039	18,439	2,325	2007
FURY’S FERRY Augusta, GA	6,381	1,600	9,783	—	498	1,600	10,281	11,881	1,723	2007
GARDEN VILLAGE San Pedro, CA	12,100	3,188	16,522	—	(220)	3,188	16,302	19,491	1,628	2009
GATEWAY MARKET CENTER Tampa, FL	23,173	13,600	4,992	—	298	13,600	5,289	18,889	410	2010
GATEWAY PLAZA Jacksonville, NC	10,098	4,700	6,769	—	—	4,700	6,769	11,469	470	2010
GLENDALE HEIGHTS I, II, III Glendale Heights, IL	4,705	2,220	6,399	—	96	2,220	6,496	8,716	1,269	2006
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	18,516	7,200	26,984	—	70	7,200	27,054	34,254	2,002	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
GRAVOIS DILLON PLAZA High Ridge, MO	12,630	7,300	—	—	16,020	7,300	16,020	23,320	2,685	2007
HERITAGE CROSSING Wilson, NC	17,051	4,400	22,921	—	1,200	4,400	24,121	28,521	1,501	2010
HERITAGE HEIGHTS Grapevine, TX	10,719	4,600	13,502	—	—	4,600	13,502	18,102	2,241	2007
HERITAGE PLAZA—CHICAGO Carol Stream, IL	15,243	5,297	8,831	—	(548)	5,297	8,284	13,580	884	2009
HIGHLAND PLAZA Katy, TX	—	2,450	15,642	(520)	(6,240)	1,930	9,402	11,332	203	2005
HIRAM PAVILION Hiram, GA	37,609	4,600	16,832	—	935	4,600	17,767	22,367	1,176	2010
HUNTER’S GLEN CROSSING Plano, TX	9,790	4,800	11,719	—	149	4,800	11,868	16,668	1,960	2007
HUNTING BAYOU Jacinto City, TX	—	2,400	16,265	—	791	2,400	17,056	19,456	3,734	2006
IA ORLANDO SAND Orlando, FL	—	19,388	—	—	—	19,388	—	19,388	—	2011
INTECH RETAIL Indianapolis, IN	2,722	819	2,038	—	81	819	2,119	2,938	234	2009
JAMES CENTER Tacoma, WA	12,925	4,497	16,219	—	(139)	4,497	16,080	20,578	1,798	2009
JOSEY OAKS CROSSING Carrollton, TX	9,346	2,620	13,989	—	258	2,620	14,247	16,867	2,359	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LA FITNESS AT ELDRIDGE LAKES Houston, TX	5,000	500	8,398	—	—	500	8,398	8,898	74	2011
LAKEPORT COMMONS Sioux City, IA	—	7,800	39,984	—	2,733	7,800	42,717	50,517	6,227	2007
LAKEWOOD SHOPPING CENTER Margate, FL	11,497	4,115	20,646	(259)	(5,060)	3,856	15,587	19,443	323	2006
LAKEWOOD SHOPPING CTR PHASE II Margate, FL	—	6,340	6,996	(481)	(1,597)	5,859	5,400	11,259	102	2007
LEGACY CROSSING Marion, OH	10,890	4,280	13,896	—	230	4,280	14,126	18,406	2,388	2007
LEXINGTON ROAD Athens, GA	5,454	1,980	7,105	—	—	1,980	7,105	9,085	1,346	2006
LINCOLN MALL Lincoln, RI	33,835	11,000	50,395	—	3,733	11,000	54,127	65,127	10,171	2006
LINCOLN VILLAGE Chicago, IL	22,035	13,600	25,053	—	513	13,600	25,566	39,166	4,787	2006
LORD SALISBURY CENTER Salisbury, MD	12,600	11,000	9,567	—	18	11,000	9,585	20,585	1,575	2007
MARKET AT MORSE / HAMILTON Columbus, OH	7,893	4,490	8,734	—	9	4,490	8,742	13,232	1,588	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
MARKET AT WESTLAKE Westlake Hills, TX	4,803	1,200	6,274	—	79	1,200	6,353	7,553	1,081	2007
MCKINNEY TOWN CENTER McKinney, TX	21,678	16,297	22,562	—	183	16,297	22,745	39,042	1,340	2007
MERCHANTS CROSSING Englewood, FL	11,359	3,404	11,281	—	(1,157)	3,404	10,124	13,528	1,148	2009
MIDDLEBURG CROSSING Middleburg, FL	6,432	2,760	7,145	—	407	2,760	7,552	10,312	1,147	2007
MONADNOCK MARKETPLACE Keene, NH	26,785	7,000	39,008	—	255	7,000	39,262	46,262	8,219	2006
NEW FOREST CROSSING II Houston, TX	3,438	1,490	3,922	(253)	(999)	1,237	2,923	4,160	59	2006
NEWTOWN ROAD Virginia Beach, VA	968	574	877	—	(877)	574	—	574	—	2006
NORTHWEST MARKETPLACE Houston, TX	19,965	2,910	30,340	—	48	2,910	30,388	33,298	4,891	2007
NTB ELDRIDGE Houston, TX	500	960	—	—	—	960	—	960	—	2005
PALAZZO DEL LAGO Orlando, FL	—	8,938	—	—	—	8,938	—	8,938	—	2010
PALM HARBOR SHOPPING CENTER Palm Coast, FL	12,100	2,836	10,927	—	(574)	2,836	10,353	13,189	1,064	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PARADISE PLACE West Palm Beach, FL	10,149	3,975	5,912	—	3	3,975	5,915	9,890	389	2010
PARADISE SHOPS OF LARGO Largo, FL	6,632	4,640	7,483	—	(13)	4,640	7,470	12,110	1,698	2005
PARK WEST PLAZA Grapevine, TX	7,532	4,250	8,186	—	12	4,250	8,199	12,449	1,420	2007
PARKWAY CENTRE NORTH Grove City, OH	13,892	4,680	16,046	—	1,818	4,680	17,864	22,544	3,116	2007
PARKWAY CENTRE NORTH OUTLOT B Grove City, OH	2,198	900	2,590	—	4	900	2,595	3,495	453	2007
PAVILION AT LAQUINTA LaQuinta, CA	23,976	15,200	20,947	—	16	15,200	20,964	36,164	2,098	2009
PAVILIONS AT HARTMAN HERITAGE Independence, MO	23,450	9,700	28,849	—	4,718	9,700	33,567	43,267	4,951	2007
PEACHLAND PROMENADE Port Charlotte, FL	3,307	1,742	6,502	—	(30)	1,742	6,472	8,214	716	2009
PENN PARK Oklahoma City, OK	31,000	6,260	29,424	—	1,797	6,260	31,221	37,481	4,639	2007
PIONEER PLAZA Mesquite, TX	2,250	373	3,099	—	12	373	3,111	3,484	541	2007
PLAZA AT EAGLE’S LANDING Stockbridge, GA	5,310	1,580	7,002	(560)	(3,685)	1,020	3,316	4,336	33	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PLEASANT HILL SQUARE Duluth, GA	30,459	7,950	22,651	—	12	7,950	22,664	30,614	1,489	2010
POPLIN PLACE Monroe, NC	23,268	6,100	27,790	—	415	6,100	28,205	34,305	3,331	2008
PRESTONWOOD SHOPPING CENTER Dallas, TX	26,600	25,400	17,193	—	76	25,400	17,269	42,669	1,026	2010
PROMENADE FULTONDALE Fultondale, AL	16,870	5,540	22,414	—	156	5,540	22,570	28,110	2,310	2009
RALEIGH HILLSBOROUGH Raleigh, NC	—	2,605	—	—	—	2,605	—	2,605	—	2007
RIVERSTONE SHOPPING CENTER Missouri City, TX	21,000	12,000	26,395	—	228	12,000	26,622	38,622	4,373	2007
RIVERVIEW VILLAGE Arlington, TX	10,121	6,000	9,649	—	23	6,000	9,673	15,673	1,610	2007
ROSE CREEK Woodstock, GA	4,400	1,443	5,630	—	(99)	1,443	5,530	6,973	617	2009
ROSEWOOD SHOPPING CENTER Columbia, SC	3,493	1,138	3,946	—	(82)	1,138	3,864	5,003	437	2009
SALTGRASS RESTAURANT-HUNTING BAYOU Jacinto City, TX	—	540	—	—	—	540	—	540	—	2005

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SARASOTA PAVILION Sarasota, FL	40,425	12,000	25,823	—	182	12,000	26,005	38,005	1,706	2010
SCOFIELD CROSSING Austin, TX	8,435	8,100	4,992	—	28	8,100	5,020	13,120	873	2007
SHALLOTTE COMMONS Shallotte, NC	6,078	1,650	9,028	—	93	1,650	9,120	10,770	1,460	2007
SHERMAN PLAZA Evanston, IL	30,275	9,655	30,982	—	8,514	9,655	39,495	49,150	6,648	2006
SHERMAN TOWN CENTER Sherman, TX	34,672	4,850	49,273	—	157	4,850	49,430	54,280	9,217	2006
SHERMAN TOWN CENTER II Sherman, TX	—	3,000	14,805	—	(42)	3,000	14,763	17,763	547	2010
SHILOH SQUARE Garland, TX	3,238	1,025	3,946	—	—	1,025	3,946	4,971	656	2007
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	264	9,340	20,515	29,855	2,546	2008
SILVERLAKE Erlanger, KY	5,561	2,031	6,975	—	(134)	2,031	6,841	8,872	712	2009
SONIC AT ANTOINE TOWN CENTER Houston, TX	360	649	—	—	—	649	—	649	—	2011
SOUTHGATE VILLAGE Pelham, AL	5,115	1,789	6,266	—	(86)	1,789	6,180	7,969	551	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SPARKS CROSSING Sparks, NV	—	10,330	23,238	—	—	10,330	23,238	33,568	651	2011
SPRING TOWN CENTER Spring, TX	—	3,150	12,433	—	121	3,150	12,554	15,704	2,509	2006
SPRING TOWN CENTER III Spring, TX	—	1,320	3,070	—	2,008	1,320	5,078	6,398	709	2007
STABLES TOWN CENTER I and II Spring, TX	13,750	4,650	19,006	—	2,356	4,650	21,362	26,012	4,335	2005
STATE STREET MARKET Rockford, IL	10,450	3,950	14,184	—	998	3,950	15,182	19,132	2,820	2006
STONE CREEK San Marcos, TX	10,135	—	—	—	20,960	—	20,960	20,960	1,879
STONECREST MARKETPLACE Lithonia, GA	34,516	6,150	23,321	—	213	6,150	23,534	29,684	1,546	2010
STOP & SHOP—SICKLERVILLE Sicklerville, NJ	8,535	2,200	11,559	—	—	2,200	11,559	13,759	2,259	2006
STOP N SHOP—BRISTOL Bristol, RI	8,311	1,700	11,830	—	—	1,700	11,830	13,530	2,312	2006
STOP N SHOP—CUMBERLAND Cumberland, RI	11,531	2,400	16,196	—	—	2,400	16,196	18,596	3,165	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
STOP N SHOP - FRAMINGHAM Framingham, MA	9,234	6,500	8,517	—	—	6,500	8,517	15,017	1,664	2006
STOP N SHOP—HYDE PARK Hyde Park, NY	8,100	2,000	12,274	—	—	2,000	12,274	14,274	2,565	2006
STOP N SHOP—MALDEN Malden, MA	12,660	6,700	13,828	—	—	6,700	13,828	20,528	2,702	2006
STOP N SHOP—SOUTHINGTON Southington, CT	11,145	4,000	13,938	—	—	4,000	13,938	17,938	2,723	2006
STOP N SHOP—SWAMPSCOTT Swampscott, MA	11,021	4,200	13,613	—	—	4,200	13,613	17,813	2,660	2006
STREETS OF CRANBERRY Cranberry Township, PA	20,100	4,300	20,215	—	8,242	4,300	28,457	32,757	4,054	2007
STREETS OF INDIAN LAKES Hendersonville, TN	37,500	8,825	48,679	—	6,122	8,825	54,802	63,627	5,926	2008
SUNCREEK VILLAGE Plano, TX	2,683	900	3,155	—	26	900	3,181	4,081	556	2007
SUNTRUST BANK I AL Muscle Shoals, AL	964	675	1,018	—	(1)	675	1,017	1,692	152	2007
SUNTRUST BANK I AL Killen, AL	425	633	449	—	(0)	633	449	1,082	67	2007
SUNTRUST BANK I DC Brightwood, DC	—	500	2,082	—	(1)	500	2,081	2,581	311	2007
SUNTRUST BANK I FL Panama City, FL	703	1,200	603	—	(0)	1,200	603	1,803	90	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Orlando, FL	916	1,400	786	—	(0)	1,400	786	2,186	118	2007
SUNTRUST BANK I FL Apopka, FL	722	1,276	620	—	(0)	1,276	620	1,896	93	2007
SUNTRUST BANK I FL Bayonet Point, FL	680	1,285	584	—	(0)	1,285	584	1,869	87	2007
SUNTRUST BANK I FL West Palm Beach, FL	1,024	800	879	—	(0)	800	879	1,679	132	2007
SUNTRUST BANK I FL Daytona Beach, FL	793	600	681	—	(0)	600	681	1,281	102	2007
SUNTRUST BANK I FL Sarasota, FL	622	900	534	—	(0)	900	534	1,434	80	2007
SUNTRUST BANK I FL Dade City, FL	495	759	425	—	(0)	759	425	1,184	64	2007
SUNTRUST BANK I FL Pensacola, FL	418	725	359	—	(0)	725	359	1,084	54	2007
SUNTRUST BANK I FL New Smyrna Beach, FL	1,330	1,100	1,142	—	(0)	1,100	1,142	2,242	171	2007
SUNTRUST BANK I FL Clearwater, FL	1,087	1,700	933	—	(0)	1,700	933	2,633	140	2007
SUNTRUST BANK I FL Daytona Beach, FL	700	1,218	601	—	(0)	1,218	601	1,819	90	2007
SUNTRUST BANK I FL Deltona, FL	674	950	579	—	(0)	950	579	1,529	87	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Boca Raton, FL	989	1,900	849	—	(0)	1,900	849	2,749	127	2007
SUNTRUST BANK I FL Clearwater, FL	934	900	802	—	(0)	900	801	1,701	120	2007
SUNTRUST BANK I FL Ocala, FL	668	1,476	574	—	(0)	1,476	574	2,049	86	2007
SUNTRUST BANK I FL Palm Coast, FL	622	1,100	534	—	(0)	1,100	534	1,634	80	2007
SUNTRUST BANK I FL Tampa, FL	405	650	348	—	(0)	650	348	998	52	2007
SUNTRUST BANK I FL Fort Meade, FL	829	1,400	712	—	(0)	1,400	712	2,112	107	2007
SUNTRUST BANK I FL Fruitland Park, FL	374	575	321	—	(0)	575	321	896	48	2007
SUNTRUST BANK I FL Ocala, FL	593	953	509	—	(0)	953	509	1,462	76	2007
SUNTRUST BANK I FL Ormond Beach, FL	898	950	771	—	(0)	950	771	1,721	115	2007
SUNTRUST BANK I FL Gainesville, FL	625	1,100	537	—	(0)	1,100	537	1,637	80	2007
SUNTRUST BANK I FL Lakeland, FL	426	625	366	—	(0)	625	366	991	55	2007
SUNTRUST BANK I FL Hobe Sound, FL	747	950	641	—	(0)	950	641	1,591	96	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Mulberry, FL	366	600	314	—	(0)	600	314	914	47	2007
SUNTRUST BANK I FL Indian Harbour Beach, FL	645	1,060	553	—	(0)	1,060	553	1,613	83	2007
SUNTRUST BANK I FL Inverness, FL	833	500	715	—	(0)	500	715	1,215	107	2007
SUNTRUST BANK I FL Lake Mary, FL	1,656	2,100	1,422	—	(0)	2,100	1,422	3,522	213	2007
SUNTRUST BANK I FL Melbourne, FL	765	910	656	—	(0)	910	656	1,566	98	2007
SUNTRUST BANK I FL St. Petersburg, FL	611	1,000	525	—	(0)	1,000	524	1,524	79	2007
SUNTRUST BANK I FL Lutz, FL	552	1,100	474	—	(0)	1,100	473	1,573	71	2007
SUNTRUST BANK I FL Marianna, FL	979	275	841	—	(0)	275	841	1,116	126	2007
SUNTRUST BANK I FL Gainesville, FL	396	730	340	—	(0)	730	340	1,070	51	2007
SUNTRUST BANK I FL Vero Beach, FL	1,141	900	979	—	(0)	900	979	1,879	147	2007
SUNTRUST BANK I FL Mount Dora, FL	899	500	772	—	(0)	500	772	1,272	116	2007
SUNTRUST BANK I FL Sarasota, FL	990	1,800	850	—	(0)	1,800	850	2,650	127	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL New Smyrna Beach, FL	469	300	403	—	(0)	300	403	703	60	2007
SUNTRUST BANK I FL Lakeland, FL	821	1,700	705	—	(0)	1,700	705	2,405	105	2007
SUNTRUST BANK I FL North Palm Beach, FL	682	1,300	585	—	(0)	1,300	585	1,885	88	2007
SUNTRUST BANK I FL Port St. Lucie, FL	643	900	552	—	(0)	900	551	1,451	83	2007
SUNTRUST BANK I FL Clearwater, FL	477	1,100	410	—	(0)	1,100	410	1,510	61	2007
SUNTRUST BANK I FL Okeechobee, FL	722	1,200	620	—	(0)	1,200	620	1,820	93	2007
SUNTRUST BANK I FL Ormond Beach, FL	1,001	650	859	—	(0)	650	859	1,509	129	2007
SUNTRUST BANK I FL Osprey, FL	838	1,100	719	—	(0)	1,100	719	1,819	108	2007
SUNTRUST BANK I FL Panama City Beach, FL	352	601	303	—	(0)	601	303	903	45	2007
SUNTRUST BANK I FL New Port Richey, FL	535	975	459	—	(0)	975	459	1,434	69	2007
SUNTRUST BANK I FL Pembroke Pines, FL	825	1,750	708	—	(0)	1,750	708	2,458	106	2007
SUNTRUST BANK I FL Orlando, FL	838	1,023	719	—	(0)	1,023	719	1,742	108	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Pompano Beach, FL	1,044	1,800	896	—	(0)	1,800	896	2,696	134	2007
SUNTRUST BANK I FL Jacksonville, FL	547	1,030	469	—	(0)	1,030	469	1,499	70	2007
SUNTRUST BANK I FL Brooksville, FL	181	298	155	—	(0)	298	155	453	23	2007
SUNTRUST BANK I FL Miami, FL	1,624	2,803	1,394	—	(0)	2,803	1,394	4,197	209	2007
SUNTRUST BANK I FL Rockledge, FL	672	490	577	—	(0)	490	577	1,067	86	2007
SUNTRUST BANK I FL Tampa, FL	473	812	406	—	(0)	812	406	1,218	61	2007
SUNTRUST BANK I FL Seminole, FL	1,329	1,565	1,141	—	(0)	1,565	1,141	2,706	171	2007
SUNTRUST BANK I FL Orlando, FL	831	1,430	714	—	(0)	1,430	713	2,143	107	2007
SUNTRUST BANK I FL Jacksonville, FL	502	861	431	—	(0)	861	430	1,291	64	2007
SUNTRUST BANK I FL Ocala, FL	890	1,500	764	—	(0)	1,500	764	2,264	114	2007
SUNTRUST BANK I FL Orlando, FL	1,330	2,200	1,142	—	(0)	2,200	1,142	3,342	171	2007
SUNTRUST BANK I FL Brooksville, FL	390	600	335	—	(0)	600	335	935	50	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Spring Hill, FL	887	600	761	—	(0)	600	761	1,361	114	2007
SUNTRUST BANK I FL St. Augustine, FL	883	1,000	758	—	(0)	1,000	758	1,758	113	2007
SUNTRUST BANK I FL Port St. Lucie, FL	803	1,050	689	—	(0)	1,050	689	1,739	103	2007
SUNTRUST BANK I FL Vero Beach, FL	514	850	441	—	(0)	850	441	1,291	66	2007
SUNTRUST BANK I FL Gulf Breeze, FL	671	1,150	576	—	(0)	1,150	576	1,726	86	2007
SUNTRUST BANK I FL Casselberry, FL	1,063	2,400	913	—	(0)	2,400	912	3,312	137	2007
SUNTRUST BANK I FL Winter Park, FL	1,252	2,700	1,075	—	(0)	2,700	1,074	3,774	161	2007
SUNTRUST BANK I FL Fort Pierce, FL	804	1,500	690	—	(0)	1,500	690	2,190	103	2007
SUNTRUST BANK I FL Plant City, FL	531	600	456	—	(0)	600	456	1,056	68	2007
SUNTRUST BANK I FL St. Petersburg, FL	771	1,540	662	—	(0)	1,540	662	2,202	99	2007
SUNTRUST BANK I FL Ormond Beach, FL	770	580	661	—	(0)	580	660	1,240	99	2007
SUNTRUST BANK I FL West St. Cloud, FL	916	1,840	786	—	(0)	1,840	786	2,626	118	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Tamarac, FL	759	1,450	652	—	(0)	1,450	652	2,102	98	2007
SUNTRUST BANK I GA Brunswick, GA	578	1,050	584	—	0	1,050	584	1,634	87	2007
SUNTRUST BANK I GA Kennesaw, GA	945	2,100	955	—	0	2,100	955	3,055	143	2007
SUNTRUST BANK I GA Columbus, GA	843	675	852	—	0	675	852	1,527	128	2007
SUNTRUST BANK I GA Austell, GA	709	925	716	—	0	925	716	1,641	107	2007
SUNTRUST BANK I GA Atlanta, GA	3,296	7,184	3,329	—	0	7,184	3,330	10,514	498	2007
SUNTRUST BANK I GA Chamblee, GA	748	1,375	756	—	0	1,375	756	2,131	113	2007
SUNTRUST BANK I GA Conyers, GA	779	525	787	—	0	525	787	1,312	118	2007
SUNTRUST BANK I GA Atlanta, GA	1,199	1,750	1,211	—	0	1,750	1,212	2,962	181	2007
SUNTRUST BANK I GA Savannah, GA	478	300	483	—	0	300	483	783	72	2007
SUNTRUST BANK I GA Dunwoody, GA	1,178	1,325	1,190	—	0	1,325	1,190	2,515	178	2007
SUNTRUST BANK I GA Douglasville, GA	610	800	617	—	0	800	617	1,417	92	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Albany, GA	250	325	253	—	0	325	253	578	38	2007
SUNTRUST BANK I GA Athens, GA	461	865	466	—	0	865	466	1,330	70	2007
SUNTRUST BANK I GA Macon, GA	403	250	408	—	0	250	408	658	61	2007
SUNTRUST BANK I GA Atlanta, GA	646	500	652	—	0	500	653	1,153	98	2007
SUNTRUST BANK I GA Duluth, GA	1,159	1,275	1,171	—	0	1,275	1,171	2,446	175	2007
SUNTRUST BANK I GA Thomson, GA	559	360	565	—	0	360	565	925	85	2007
SUNTRUST BANK I GA Madison, GA	608	90	614	—	0	90	614	704	92	2007
SUNTRUST BANK I GA Savannah, GA	667	325	674	—	0	325	674	999	101	2007
SUNTRUST BANK I GA Marietta, GA	1,109	2,025	1,120	—	0	2,025	1,120	3,145	168	2007
SUNTRUST BANK I GA Marietta, GA	982	1,200	992	—	0	1,200	992	2,192	148	2007
SUNTRUST BANK I GA Cartersville, GA	1,130	1,000	1,141	—	0	1,000	1,141	2,141	171	2007
SUNTRUST BANK I GA Atlanta, GA	2,236	4,539	2,259	—	0	4,539	2,259	6,798	338	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Lithonia, GA	461	300	465	—	0	300	465	765	70	2007
SUNTRUST BANK I GA Peachtree City, GA	1,023	1,500	1,034	—	0	1,500	1,034	2,534	155	2007
SUNTRUST BANK I GA Stone Mountain, GA	681	575	688	—	0	575	688	1,263	103	2007
SUNTRUST BANK I GA Atlanta, GA	1,566	1,600	1,581	—	0	1,600	1,582	3,182	237	2007
SUNTRUST BANK I GA Waycross, GA	651	175	658	—	0	175	658	833	98	2007
SUNTRUST BANK I GA Union City, GA	343	475	347	—	0	475	347	822	52	2007
SUNTRUST BANK I GA Savannah, GA	457	650	462	—	0	650	462	1,112	69	2007
SUNTRUST BANK I GA Morrow, GA	870	525	878	—	0	525	878	1,403	132	2007
SUNTRUST BANK I GA Norcross, GA	392	575	396	—	0	575	396	971	59	2007
SUNTRUST BANK I GA Stockbridge, GA	597	869	603	—	0	869	603	1,472	90	2007
SUNTRUST BANK I GA Stone Mountain, GA	445	250	449	—	0	250	449	699	67	2007
SUNTRUST BANK I GA Sylvester, GA	384	575	388	—	0	575	388	963	58	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Evans, GA	1,054	1,100	1,065	—	0	1,100	1,065	2,165	159	2007
SUNTRUST BANK I GA Thomson, GA	291	200	294	—	0	200	294	494	44	2007
SUNTRUST BANK I MD Annapolis, MD	1,073	1,000	1,925	—	(1)	1,000	1,924	2,924	288	2007
SUNTRUST BANK I MD Landover, MD	655	800	1,174	—	(0)	800	1,173	1,973	176	2007
SUNTRUST BANK I MD Avondale, MD	788	600	1,414	—	(1)	600	1,413	2,013	212	2007
SUNTRUST BANK I MD Cambridge, MD	815	800	1,462	—	(1)	800	1,461	2,261	219	2007
SUNTRUST BANK I MD Cockeysville, MD	878	800	1,575	—	(1)	800	1,574	2,374	236	2007
SUNTRUST BANK I MD Glen Burnie, MD	1,243	700	2,229	—	(1)	700	2,228	2,928	333	2007
SUNTRUST BANK I MD Annapolis, MD	1,379	100	2,473	—	(1)	100	2,473	2,573	370	2007
SUNTRUST BANK I MD Prince Frederick, MD	969	1,100	1,737	—	(1)	1,100	1,737	2,837	260	2007
SUNTRUST BANK I NC Greensboro, NC	525	600	844	—	0	600	844	1,444	126	2007
SUNTRUST BANK I NC Greensboro, NC	447	550	719	—	0	550	719	1,269	108	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Apex, NC	557	190	896	—	0	190	896	1,086	134	2007
SUNTRUST BANK I NC Arden, NC	296	450	477	—	0	450	477	927	71	2007
SUNTRUST BANK I NC Asheboro, NC	429	400	690	—	0	400	690	1,090	103	2007
SUNTRUST BANK I NC Bessemer City, NC	375	75	604	—	0	75	604	679	90	2007
SUNTRUST BANK I NC Durham, NC	276	500	444	—	0	500	444	944	66	2007
SUNTRUST BANK I NC Charlotte, NC	436	550	701	—	0	550	702	1,252	105	2007
SUNTRUST BANK I NC Charlotte, NC	554	200	891	—	0	200	891	1,091	133	2007
SUNTRUST BANK I NC Greensboro, NC	569	425	915	—	0	425	915	1,340	137	2007
SUNTRUST BANK I NC Creedmoor, NC	318	320	512	—	0	320	512	832	77	2007
SUNTRUST BANK I NC Durham, NC	495	280	796	—	0	280	797	1,077	119	2007
SUNTRUST BANK I NC Dunn, NC	511	400	821	—	0	400	822	1,222	123	2007
SUNTRUST BANK I NC Harrisburg, NC	242	550	389	—	0	550	389	939	58	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Hendersonville, NC	578	450	929	—	0	450	929	1,379	139	2007
SUNTRUST BANK I NC Cary, NC	440	230	708	—	0	230	709	939	106	2007
SUNTRUST BANK I NC Mebane, NC	643	300	1,034	—	0	300	1,035	1,335	155	2007
SUNTRUST BANK I NC Lenoir, NC	1,480	175	2,380	—	1	175	2,381	2,556	356	2007
SUNTRUST BANK I NC Roxboro, NC	465	130	747	—	0	130	748	878	112	2007
SUNTRUST BANK I NC Winston-Salem, NC	384	300	617	—	0	300	617	917	92	2007
SUNTRUST BANK I NC Oxford, NC	724	280	1,164	—	0	280	1,165	1,445	174	2007
SUNTRUST BANK I NC Pittsboro, NC	253	25	408	—	0	25	408	433	61	2007
SUNTRUST BANK I NC Charlotte, NC	660	500	1,061	—	0	500	1,061	1,561	159	2007
SUNTRUST BANK I NC Greensboro, NC	349	500	561	—	0	500	561	1,061	84	2007
SUNTRUST BANK I NC Stanley, NC	255	350	410	—	0	350	410	760	61	2007
SUNTRUST BANK I NC Salisbury, NC	237	275	382	—	0	275	382	657	57	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Stokesdale, NC	297	250	477	—	0	250	477	727	71	2007
SUNTRUST BANK I NC Sylva, NC	277	600	446	—	0	600	446	1,046	67	2007
SUNTRUST BANK I NC Lexington, NC	147	150	237	—	0	150	237	387	36	2007
SUNTRUST BANK I NC Walnut Cove, NC	419	140	674	—	0	140	674	814	101	2007
SUNTRUST BANK I NC Waynesville, NC	393	200	632	—	0	200	632	832	95	2007
SUNTRUST BANK I NC Concord, NC	471	550	757	—	0	550	757	1,307	113	2007
SUNTRUST BANK I NC Yadkinville, NC	585	250	941	—	0	250	941	1,191	141	2007
SUNTRUST BANK I NC Rural Hall, NC	221	275	356	—	0	275	356	631	53	2007
SUNTRUST BANK I NC Summerfield, NC	298	450	479	—	0	450	479	929	72	2007
SUNTRUST BANK I SC Greenville, SC	716	260	1,255	—	(1)	260	1,254	1,514	188	2007
SUNTRUST BANK I SC Fountain Inn, SC	516	36	904	—	(1)	36	903	939	135	2007
SUNTRUST BANK I SC Liberty, SC	433	80	758	—	(0)	80	758	838	113	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I SC Mauldin, SC	502	350	878	—	(1)	350	878	1,228	131	2007
SUNTRUST BANK I SC Greenville, SC	466	160	816	—	(0)	160	815	975	122	2007
SUNTRUST BANK I SC Greenville, SC	353	360	618	—	(0)	360	617	977	92	2007
SUNTRUST BANK I SC Greenville, SC	681	800	1,192	—	(1)	800	1,192	1,992	178	2007
SUNTRUST BANK I TN Kingsport, TN	286	240	319	—	(0)	240	319	559	48	2007
SUNTRUST BANK I TN Morristown, TN	209	370	234	—	(0)	370	233	603	35	2007
SUNTRUST BANK I TN Brentwood, TN	928	1,110	1,036	—	(1)	1,110	1,035	2,145	155	2007
SUNTRUST BANK I TN Brentwood, TN	835	1,100	932	—	(1)	1,100	931	2,031	139	2007
SUNTRUST BANK I TN Nashville, TN	921	1,450	1,028	—	(1)	1,450	1,027	2,477	154	2007
SUNTRUST BANK I TN Nashville, TN	314	675	350	—	(0)	675	350	1,025	52	2007
SUNTRUST BANK I TN East Ridge, TN	359	250	400	—	(0)	250	400	650	60	2007
SUNTRUST BANK I TN Nashville, TN	782	735	872	—	(1)	735	872	1,607	130	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN Chattanooga, TN	366	370	409	—	(0)	370	408	778	61	2007
SUNTRUST BANK I TN Lebanon, TN	759	675	848	—	(1)	675	847	1,522	127	2007
SUNTRUST BANK I TN Chattanooga, TN	565	425	630	—	(1)	425	630	1,055	94	2007
SUNTRUST BANK I TN Chattanooga, TN	440	185	491	—	(0)	185	491	676	73	2007
SUNTRUST BANK I TN Loudon, TN	343	410	383	—	(0)	410	383	793	57	2007
SUNTRUST BANK I TN Nashville, TN	601	1,400	671	—	(1)	1,400	671	2,071	100	2007
SUNTRUST BANK I TN Soddy Daisy, TN	353	150	394	—	(0)	150	393	543	59	2007
SUNTRUST BANK I TN Oak Ridge, TN	650	660	725	—	(1)	660	725	1,385	109	2007
SUNTRUST BANK I TN Savannah, TN	578	335	645	—	(1)	335	644	979	96	2007
SUNTRUST BANK I TN Signal Mountain, TN	336	550	375	—	(0)	550	375	925	56	2007
SUNTRUST BANK I TN Smyrna, TN	531	870	593	—	(1)	870	592	1,462	89	2007
SUNTRUST BANK I TN Murfreesboro, TN	475	1,000	530	—	(1)	1,000	530	1,530	79	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN Murfreesboro, TN	238	391	265	—	(0)	391	265	657	40	2007
SUNTRUST BANK I TN Johnson City, TN	151	180	168	—	(0)	180	168	348	25	2007
SUNTRUST BANK I TN Chattanooga, TN	249	453	278	—	(0)	453	278	730	42	2007
SUNTRUST BANK I TN Nashville, TN	407	620	454	—	(0)	620	454	1,074	68	2007
SUNTRUST BANK I VA Accomac, VA	205	30	260	—	(0)	30	260	290	39	2007
SUNTRUST BANK I VA Richmond, VA	241	300	306	—	(0)	300	306	606	46	2007
SUNTRUST BANK I VA Fairfax, VA	1,299	1,000	1,647	—	(0)	1,000	1,647	2,647	247	2007
SUNTRUST BANK I VA Fredericksburg, VA	799	1,000	1,012	—	(0)	1,000	1,012	2,012	152	2007
SUNTRUST BANK I VA Richmond, VA	231	500	292	—	(0)	500	292	792	44	2007
SUNTRUST BANK I VA Collinsville, VA	303	140	384	—	(0)	140	384	524	57	2007
SUNTRUST BANK I VA Doswell, VA	273	150	346	—	(0)	150	346	496	52	2007
SUNTRUST BANK I VA Lynchburg, VA	779	380	988	—	(0)	380	987	1,367	148	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA Stafford, VA	1,169	2,200	1,482	—	(0)	2,200	1,482	3,682	222	2007
SUNTRUST BANK I VA Gloucester, VA	901	760	1,142	—	(0)	760	1,142	1,902	171	2007
SUNTRUST BANK I VA Chesapeake, VA	572	450	726	—	(0)	450	725	1,175	109	2007
SUNTRUST BANK I VA Lexington, VA	180	310	228	—	(0)	310	228	538	34	2007
SUNTRUST BANK I VA Radford, VA	146	90	185	—	(0)	90	185	275	28	2007
SUNTRUST BANK I VA Williamsburg, VA	432	530	547	—	(0)	530	547	1,077	82	2007
SUNTRUST BANK I VA Salem, VA	378	860	479	—	(0)	860	479	1,339	72	2007
SUNTRUST BANK I VA Roanoke, VA	1,071	1,170	1,357	—	(0)	1,170	1,357	2,527	203	2007
SUNTRUST BANK I VA New Market, VA	500	150	634	—	(0)	150	634	784	95	2007
SUNTRUST BANK I VA Onancock, VA	788	200	999	—	(0)	200	999	1,199	149	2007
SUNTRUST BANK I VA Painter, VA	139	120	176	—	(0)	120	176	296	26	2007
SUNTRUST BANK I VA Stuart, VA	730	260	926	—	(0)	260	926	1,186	139	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA Roanoke, VA	393	450	498	—	(0)	450	498	948	75	2007
SUNTRUST BANK I VA Vinton, VA	191	399	243	—	(0)	399	243	642	36	2007
SUNTRUST II FLORIDA Miami, FL	1,512	1,533	893	—	3	1,533	896	2,429	131	2007
SUNTRUST II FLORIDA Destin, FL	1,373	1,392	811	—	2	1,392	813	2,206	119	2007
SUNTRUST II FLORIDA Dunedin, FL	1,443	1,463	852	—	2	1,463	855	2,318	125	2007
SUNTRUST II FLORIDA Palm Harbor FL	1,067	1,082	630	—	2	1,082	632	1,715	93	2007
SUNTRUST II FLORIDA Tallahassee, FL	1,652	1,675	976	—	3	1,675	979	2,654	143	2007
SUNTRUST II FLORIDA Orlando, FL	1,204	1,221	711	—	2	1,221	713	1,935	105	2007
SUNTRUST II FLORIDA Orlando, FL	1,409	1,429	832	—	2	1,429	835	2,264	122	2007
SUNTRUST II FLORIDA Melbourne, FL	1,111	1,127	656	—	2	1,127	658	1,785	97	2007
SUNTRUST II FLORIDA Coral Springs, FL	1,300	1,319	768	—	2	1,319	770	2,089	113	2007
SUNTRUST II FLORIDA Lakeland, FL	1,023	1,038	604	—	2	1,038	606	1,644	89	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II FLORIDA Palm Coast, FL	1,204	1,221	711	—	2	1,221	713	1,935	105	2007
SUNTRUST II FLORIDA Plant City, FL	1,506	1,527	890	—	3	1,527	892	2,420	131	2007
SUNTRUST II FLORIDA Orlando, FL	1,368	1,388	808	—	2	1,388	811	2,198	119	2007
SUNTRUST II FLORIDA South Daytona, FL	1,012	1,026	598	—	2	1,026	599	1,625	88	2007
SUNTRUST II FLORIDA Fort Lauderdale, FL	1,179	1,196	697	—	2	1,196	699	1,895	102	2007
SUNTRUST II FLORIDA Pensacola, FL	968	982	572	—	2	982	574	1,556	84	2007
SUNTRUST II FLORIDA West Palm Beach, FL	1,223	1,240	722	—	2	1,240	724	1,965	106	2007
SUNTRUST II FLORIDA Lake Wells, FL	804	815	475	—	1	815	476	1,292	70	2007
SUNTRUST II FLORIDA Dunnellon, FL	334	339	198	—	1	339	198	537	29	2007
SUNTRUST II FLORIDA Kissimmee, FL	1,163	1,180	687	—	2	1,180	689	1,869	101	2007
SUNTRUST II FLORIDA Port Orange, FL	1,115	1,131	659	—	2	1,131	660	1,791	97	2007
SUNTRUST II FLORIDA North Port, FL	1,103	1,119	652	—	2	1,119	654	1,772	96	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II FLORIDA Hudson, FL	1,080	1,095	638	—	2	1,095	640	1,735	94	2007
SUNTRUST II FLORIDA Port Orange, FL	1,016	1,030	600	—	2	1,030	602	1,632	88	2007
SUNTRUST II GEORGIA Atlanta, GA	1,497	1,399	1,057	—	(37)	1,399	1,021	2,420	150	2007
SUNTRUST II GEORGIA Bowden, GA	963	900	680	—	(24)	900	657	1,557	96	2007
SUNTRUST II GEORGIA Cedartown, GA	471	440	333	—	(12)	440	321	761	47	2007
SUNTRUST II GEORGIA St. Simons Island, GA	1,203	1,124	849	—	(29)	1,124	820	1,944	120	2007
SUNTRUST II GEORGIA Dunwoody, GA	1,855	1,734	1,310	—	(45)	1,734	1,264	2,998	185	2007
SUNTRUST II GEORGIA Atlanta, GA	1,093	1,022	772	—	(27)	1,022	745	1,767	109	2007
SUNTRUST II GEORGIA Jessup, GA	1,081	1,010	763	—	(26)	1,010	737	1,747	108	2007
SUNTRUST II GEORGIA Brunswick, GA	170	159	120	—	(4)	159	116	274	17	2007
SUNTRUST II GEORGIA Roswell, GA	1,356	1,268	958	—	(33)	1,268	924	2,192	135	2007
SUNTRUST II GEORGIA Norcross, GA	1,488	1,391	1,051	—	(36)	1,391	1,014	2,406	149	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II GEORGIA Augusta, GA	650	607	459	—	(16)	607	443	1,050	65	2007
SUNTRUST II MARYLAND Annapolis, MD	2,867	1,747	2,890	—	2	1,747	2,892	4,639	424	2007
SUNTRUST II MARYLAND Frederick, MD	1,184	721	1,193	—	1	721	1,194	1,915	175	2007
SUNTRUST II MARYLAND Waldorf, MD	2,082	1,269	2,099	—	1	1,269	2,100	3,369	308	2007
SUNTRUST II MARYLAND Ellicott City, MD	1,579	962	1,591	—	1	962	1,592	2,554	233	2007
SUNTRUST II NORTH CAROLINA Belmont, NC	929	453	1,038	—	1	453	1,039	1,492	152	2007
SUNTRUST II NORTH CAROLINA Carrboro, NC	618	301	690	—	1	301	691	992	101	2007
SUNTRUST II NORTH CAROLINA Monroe, NC	1,232	601	1,375	—	2	601	1,377	1,978	202	2007
SUNTRUST II NORTH CAROLINA Lexington, NC	771	376	861	—	1	376	862	1,238	126	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II NORTH CAROLINA Burlington, NC	598	292	668	—	1	292	669	961	98	2007
SUNTRUST II NORTH CAROLINA Mocksville, NC	2,368	1,155	2,645	—	3	1,155	2,648	3,803	388	2007
SUNTRUST II NORTH CAROLINA Durham, NC	1,284	627	1,434	—	2	627	1,436	2,063	211	2007
SUNTRUST II NORTH CAROLINA Oakboro, NC	544	265	607	—	1	265	608	873	89	2007
SUNTRUST II NORTH CAROLINA Concord, NC	852	416	951	—	1	416	953	1,368	140	2007
SUNTRUST II NORTH CAROLINA Raleigh, NC	791	386	883	—	1	386	884	1,270	130	2007
SUNTRUST II NORTH CAROLINA Greensboro, NC	692	338	773	—	1	338	774	1,111	113	2007
SUNTRUST II NORTH CAROLINA Pittsboro, NC	217	106	243	—	0	106	243	349	36	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II NORTH CAROLINA Yadkinville, NC	344	168	385	—	0	168	385	553	56	2007
SUNTRUST II NORTH CAROLINA Matthews, NC	463	226	517	—	1	226	517	743	76	2007
SUNTRUST II NORTH CAROLINA Burlington, NC	375	183	419	—	1	183	420	603	62	2007
SUNTRUST II NORTH CAROLINA Zebulon, NC	692	338	773	—	1	338	774	1,111	113	2007
SUNTRUST II SOUTH CAROLINA Belton, SC	635	220	798	—	0	220	798	1,018	117	2007
SUNTRUST II SOUTH CAROLINA Anderson, SC	990	343	1,243	—	1	343	1,244	1,587	182	2007
SUNTRUST II SOUTH CAROLINA Travelers Rest, SC	901	312	1,132	—	1	312	1,132	1,444	166	2007
SUNTRUST II TENNESSEE Nashville, TN	1,746	1,190	1,619	—	3	1,190	1,623	2,812	238	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II TENNESSEE Lavergne, TN	229	156	213	—	0	156	213	369	31	2007
SUNTRUST II TENNESSEE Nashville, TN	743	506	689	—	1	506	690	1,196	101	2007
SUNTRUST II TENNESSEE Nashville, TN	528	360	489	—	1	360	490	850	72	2007
SUNTRUST II TENNESSEE Chatanooga, TN	913	622	847	—	2	622	848	1,470	124	2007
SUNTRUST II TENNESSEE Madison, TN	861	587	798	—	2	587	800	1,387	117	2007
SUNTRUST II VIRGINIA Richmond, VA	1,361	759	1,423	—	(1)	759	1,422	2,181	209	2007
SUNTRUST II VIRGINIA Richmond, VA	422	235	441	—	(0)	235	441	676	65	2007
SUNTRUST II VIRGINIA Norfolk, VA	662	369	692	—	(0)	369	692	1,061	101	2007
SUNTRUST II VIRGINIA Lynchburg, VA	434	242	454	—	(0)	242	453	695	66	2007
SUNTRUST II VIRGINIA Cheriton, VA	365	203	382	—	(0)	203	381	585	56	2007
SUNTRUST II VIRGINIA Rocky Mount, VA	1,099	613	1,149	—	(1)	613	1,149	1,761	168	2007
SUNTRUST II VIRGINIA Petersburg, VA	249	139	260	—	(0)	139	260	399	38	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III DISTRICT OF COLUMBIA Washington, DC	1,730	800	1,986	—	—	800	1,986	2,786	273	2008
SUNTRUST III FLORIDA Avon Park, FL	1,196	1,199	729	—	—	1,199	729	1,928	100	2008
SUNTRUST III FLORIDA Bartow, FL	620	622	378	—	—	622	378	1,000	52	2008
SUNTRUST III FLORIDA Belleview, FL	614	616	374	—	—	616	374	991	51	2008
SUNTRUST III FLORIDA Beverly Hills, FL	1,017	1,020	620	—	—	1,020	620	1,640	85	2008
SUNTRUST III FLORIDA Boca Raton, FL	1,470	1,474	896	—	—	1,474	896	2,370	123	2008
SUNTRUST III FLORIDA Bradenton, FL	987	990	602	—	—	990	602	1,592	83	2008
SUNTRUST III FLORIDA Cape Coral, FL	1,188	1,192	724	—	—	1,192	724	1,916	100	2008
SUNTRUST III FLORIDA Clearwater, FL	557	559	340	—	—	559	340	898	47	2008
SUNTRUST III FLORIDA Crystal River, FL	1,641	1,646	1,000	—	—	1,646	1,000	2,645	137	2008
SUNTRUST III FLORIDA Daytona Beach Shores, FL	659	661	402	—	—	661	402	1,063	55	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Deland, FL	972	975	592	—	—	975	592	1,567	81	2008
SUNTRUST III FLORIDA Deland, FL	972	975	592	—	—	975	592	1,567	81	2008
SUNTRUST III FLORIDA Edgewater, FL	1,040	1,043	634	—	—	1,043	634	1,677	87	2008
SUNTRUST III FLORIDA Flager Beach, FL	922	924	562	—	—	924	562	1,486	77	2008
SUNTRUST III FLORIDA Fort Myers, FL	676	678	412	—	—	678	412	1,090	57	2008
SUNTRUST III FLORIDA Fort Myers, FL	1,078	1,081	657	—	—	1,081	657	1,738	90	2008
SUNTRUST III FLORIDA Greenacres City, FL	1,422	1,426	867	—	—	1,426	867	2,293	119	2008
SUNTRUST III FLORIDA Gulf Breeze, FL	1,773	1,778	1,080	—	—	1,778	1,080	2,859	148	2008
SUNTRUST III FLORIDA Haines City, FL	1,103	1,106	672	—	—	1,106	672	1,778	92	2008
SUNTRUST III FLORIDA Hallandale, FL	2,171	2,178	1,323	—	—	2,178	1,323	3,501	182	2008
SUNTRUST III FLORIDA Hamosassa, FL	678	680	413	—	—	680	413	1,093	57	2008
SUNTRUST III FLORIDA Hilaleah, FL	2,109	2,115	1,285	—	—	2,115	1,285	3,401	177	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Inverness, FL	575	577	350	—	—	577	350	927	48	2008
SUNTRUST III FLORIDA Jacksonville, FL	859	862	524	—	—	862	524	1,385	72	2008
SUNTRUST III FLORIDA Jacksonville, FL	1,077	1,080	656	—	—	1,080	656	1,736	90	2008
SUNTRUST III FLORIDA Jupiter, FL	1,290	1,294	786	—	—	1,294	786	2,080	108	2008
SUNTRUST III FLORIDA Lady Lake, FL	1,120	1,124	683	—	—	1,124	683	1,806	94	2008
SUNTRUST III FLORIDA Lady Lake, FL	1,279	1,283	779	—	—	1,283	779	2,062	107	2008
SUNTRUST III FLORIDA Lake Placid, FL	1,049	1,052	639	—	—	1,052	639	1,692	88	2008
SUNTRUST III FLORIDA Lakeland, FL	792	795	483	—	—	795	483	1,278	66	2008
SUNTRUST III FLORIDA Largo, FL	704	706	429	—	—	706	429	1,135	59	2008
SUNTRUST III FLORIDA Lynn Haven, FL	861	863	525	—	—	863	525	1,388	72	2008
SUNTRUST III FLORIDA Melbourne, FL	871	874	531	—	—	874	531	1,405	73	2008
SUNTRUST III FLORIDA Miami, FL	1,628	1,633	992	—	—	1,633	992	2,624	136	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Miami Beach, FL	954	956	581	—	—	956	581	1,538	80	2008
SUNTRUST III FLORIDA New Port Richey, FL	932	935	568	—	—	935	568	1,503	78	2008
SUNTRUST III FLORIDA Orlando, FL	1,494	1,498	910	—	—	1,498	910	2,408	125	2008
SUNTRUST III FLORIDA Orlando, FL	1,401	1,405	854	—	—	1,405	854	2,259	117	2008
SUNTRUST III FLORIDA Palm Harbor, FL	571	572	348	—	—	572	348	920	48	2008
SUNTRUST III FLORIDA Palm Harbor, FL	1,348	1,352	821	—	—	1,352	821	2,173	113	2008
SUNTRUST III FLORIDA Port St. Lucie, FL	926	928	564	—	—	928	564	1,492	78	2008
SUNTRUST III FLORIDA Punta Gorda, FL	1,690	1,695	1,030	—	—	1,695	1,030	2,724	142	2008
SUNTRUST III FLORIDA Roseland, FL	972	974	592	—	—	974	592	1,567	81	2008
SUNTRUST III FLORIDA Sebring, FL	785	787	478	—	—	787	478	1,265	66	2008
SUNTRUST III FLORIDA Seminole, FL	741	743	452	—	—	743	452	1,195	62	2008
SUNTRUST III FLORIDA Spring Hill, FL	818	820	498	—	—	820	498	1,319	68	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Spring Hill, FL	1,356	1,360	827	—	—	1,360	827	2,187	114	2008
SUNTRUST III FLORIDA Spring Hill, FL	1,326	1,330	808	—	—	1,330	808	2,138	111	2008
SUNTRUST III FLORIDA St. Petersburg, FL	933	936	569	—	—	936	569	1,505	78	2008
SUNTRUST III FLORIDA Stuart, FL	1,900	1,906	1,158	—	—	1,906	1,158	3,063	159	2008
SUNTRUST III FLORIDA Sun City Center, FL	2,007	2,013	1,223	—	—	2,013	1,223	3,236	168	2008
SUNTRUST III FLORIDA Tamarac, FL	1,513	1,518	922	—	—	1,518	922	2,440	127	2008
SUNTRUST III FLORIDA Valrico, FL	603	605	367	—	—	605	367	972	50	2008
SUNTRUST III FLORIDA Wildwood, FL	757	760	462	—	—	760	462	1,221	63	2008
SUNTRUST III FLORIDA Zephyhills, FL	800	802	488	—	—	802	488	1,290	67	2008
SUNTRUST III FLORIDA Zephyhills, FL	1,910	1,916	1,164	—	—	1,916	1,164	3,080	160	2008
SUNTRUST III GEORGIA Albany, GA	647	564	482	—	—	564	482	1,046	66	2008
SUNTRUST III GEORGIA Alpharetta, GA	1,886	1,642	1,404	—	—	1,642	1,404	3,046	193	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III GEORGIA Alpharetta, GA	1,416	1,233	1,054	—	—	1,233	1,054	2,287	145	2008
SUNTRUST III GEORGIA Athens, GA	1,218	1,061	907	—	—	1,061	907	1,968	125	2008
SUNTRUST III GEORGIA Atlanta, GA	2,302	2,005	1,714	—	—	2,005	1,714	3,719	236	2008
SUNTRUST III GEORGIA Atlanta, GA	490	427	365	—	—	427	365	791	50	2008
SUNTRUST III GEORGIA Augusta, GA	1,020	888	759	—	—	888	759	1,647	104	2008
SUNTRUST III GEORGIA Augusta, GA	497	432	370	—	—	432	370	802	51	2008
SUNTRUST III GEORGIA Augusta, GA	669	582	498	—	—	582	498	1,080	68	2008
SUNTRUST III GEORGIA Baxley, GA	1,038	904	772	—	—	904	772	1,676	106	2008
SUNTRUST III GEORGIA Columbus, GA	601	523	447	—	—	523	447	970	61	2008
SUNTRUST III GEORGIA Conyers, GA	522	454	389	—	—	454	389	843	53	2008
SUNTRUST III GEORGIA Douglas, GA	707	615	526	—	—	615	526	1,141	72	2008
SUNTRUST III GEORGIA Duluth, GA	1,289	1,122	959	—	—	1,122	959	2,081	132	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III GEORGIA Jonesboro, GA	921	802	686	—	—	802	686	1,488	94	2008
SUNTRUST III GEORGIA Lawrenceville, GA	1,830	1,593	1,362	—	—	1,593	1,362	2,955	187	2008
SUNTRUST III GEORGIA Marietta, GA	836	728	622	—	—	728	622	1,351	86	2008
SUNTRUST III GEORGIA Norcross, GA	736	641	548	—	—	641	548	1,189	75	2008
SUNTRUST III GEORGIA Tucker, GA	892	777	664	—	—	777	664	1,441	91	2008
SUNTRUST III GEORGIA Warner Robins, GA	1,436	1,251	1,069	—	—	1,251	1,069	2,320	147	2008
SUNTRUST III GEORGIA Woodstock, GA	1,205	1,050	897	—	—	1,050	897	1,947	123	2008
SUNTRUST III GEORGIA Macon, GA	381	332	284	—	—	332	284	615	39	2008
SUNTRUST III MARYLAND Bladensburg, MD	1,187	563	1,427	—	—	563	1,427	1,989	196	2008
SUNTRUST III MARYLAND Chestertown, MD	776	368	933	—	—	368	933	1,301	128	2008
SUNTRUST III MARYLAND Upper Marlboro, MD	1,623	770	1,952	—	—	770	1,952	2,721	268	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III NORTH CAROLINA Black Mountain, NC	954	617	953	—	—	617	953	1,570	131	2008
SUNTRUST III NORTH CAROLINA Butner, NC	423	273	422	—	—	273	422	695	58	2008
SUNTRUST III NORTH CAROLINA Cary, NC	844	546	843	—	—	546	843	1,389	116	2008
SUNTRUST III NORTH CAROLINA Chapel Hill, NC	535	346	534	—	—	346	534	880	73	2008
SUNTRUST III NORTH CAROLINA Denton, NC	929	600	928	—	—	600	928	1,528	128	2008
SUNTRUST III NORTH CAROLINA Erwin, NC	495	320	495	—	—	320	495	815	68	2008
SUNTRUST III NORTH CAROLINA Greensboro, NC	594	384	594	—	—	384	594	978	82	2008
SUNTRUST III NORTH CAROLINA Hudson, NC	482	312	482	—	—	312	482	794	66	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III NORTH CAROLINA Huntersville, NC	515	333	514	—	—	333	514	847	71	2008
SUNTRUST III NORTH CAROLINA Kannapolis, NC	1,225	792	1,224	—	—	792	1,224	2,016	168	2008
SUNTRUST III NORTH CAROLINA Kernersville, NC	629	407	628	—	—	407	628	1,035	86	2008
SUNTRUST III NORTH CAROLINA Marshville, NC	346	224	345	—	—	224	345	569	47	2008
SUNTRUST III NORTH CAROLINA Mocksville, NC	679	439	678	—	—	439	678	1,118	93	2008
SUNTRUST III NORTH CAROLINA Monroe, NC	518	335	517	—	—	335	517	852	71	2008
SUNTRUST III NORTH CAROLINA Monroe, NC	610	395	610	—	—	395	610	1,004	84	2008
SUNTRUST III NORTH CAROLINA Norwood, NC	547	354	546	—	—	354	546	900	75	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III NORTH CAROLINA Raleigh, NC	1,417	916	1,415	—	—	916	1,415	2,332	195	2008
SUNTRUST III NORTH CAROLINA Roxboro, NC	941	608	940	—	—	608	940	1,548	129	2008
SUNTRUST III NORTH CAROLINA Spencer, NC	528	342	528	—	—	342	528	869	73	2008
SUNTRUST III NORTH CAROLINA Wake Forest, NC	1,300	841	1,299	—	—	841	1,299	2,139	179	2008
SUNTRUST III NORTH CAROLINA Youngsville, NC	259	167	259	—	—	167	259	426	36	2008
SUNTRUST III SOUTH CAROLINA Anderson, SC	787	422	836	—	—	422	836	1,258	115	2008
SUNTRUST III SOUTH CAROLINA Spartanburg, SC	518	278	550	—	—	278	550	828	76	2008
SUNTRUST III TENNESSEE Chattanooga, TN	571	597	343	—	—	597	343	940	47	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III TENNESSEE Chattanooga, TN	748	783	449	—	—	783	449	1,232	62	2008
SUNTRUST III TENNESSEE Chattanooga, TN	510	533	306	—	—	533	306	839	42	2008
SUNTRUST III TENNESSEE Chattanooga, TN	684	716	411	—	—	716	411	1,127	56	2008
SUNTRUST III TENNESSEE Cleveland, TN	337	353	203	—	—	353	203	556	28	2008
SUNTRUST III TENNESSEE Johnson City, TN	110	115	66	—	—	115	66	180	9	2008
SUNTRUST III TENNESSEE Jonesborough, TN	226	237	136	—	—	237	136	373	19	2008
SUNTRUST III TENNESSEE Lake City, TN	550	576	330	—	—	576	330	907	45	2008
SUNTRUST III TENNESSEE Lawrenceburg, TN	296	310	178	—	—	310	178	488	24	2008
SUNTRUST III TENNESSEE Murfreesboro, TN	567	593	340	—	—	593	340	934	47	2008
SUNTRUST III TENNESSEE Nashville, TN	929	973	558	—	—	973	558	1,531	77	2008
SUNTRUST III TENNESSEE Nashville, TN	734	768	441	—	—	768	441	1,209	61	2008
SUNTRUST III TENNESSEE Nashville, TN	697	730	419	—	—	730	419	1,148	58	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III VIRGINIA Alexandria, VA	1,778	1,518	1,370	—	—	1,518	1,370	2,888	188	2008
SUNTRUST III VIRGINIA Arlington, VA	1,545	1,319	1,190	—	—	1,319	1,190	2,508	164	2008
SUNTRUST III VIRGINIA Beaverdam, VA	320	273	246	—	—	273	246	520	34	2008
SUNTRUST III VIRGINIA Franklin, VA	537	458	413	—	—	458	413	871	57	2008
SUNTRUST III VIRGINIA Gloucester, VA	720	614	554	—	—	614	554	1,169	76	2008
SUNTRUST III VIRGINIA Harrisonburg, VA	432	368	332	—	—	368	332	701	46	2008
SUNTRUST III VIRGINIA Lightfoot, VA	392	335	302	—	—	335	302	637	42	2008
SUNTRUST III VIRGINIA Madison Heights, VA	363	310	280	—	—	310	280	590	38	2008
SUNTRUST III VIRGINIA Manassas, VA	2,023	1,727	1,558	—	—	1,727	1,558	3,285	214	2008
SUNTRUST III VIRGINIA Mechanicsville, VA	562	479	433	—	—	479	433	912	59	2008
SUNTRUST III VIRGINIA Nassawadox, VA	298	254	229	—	—	254	229	484	32	2008
SUNTRUST III VIRGINIA Radford, VA	362	309	279	—	—	309	279	589	38	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III VIRGINIA Richmond, VA	1,389	1,186	1,070	—	—	1,186	1,070	2,257	147	2008
SUNTRUST III VIRGINIA Richmond, VA	303	259	234	—	—	259	234	493	32	2008
SUNTRUST III VIRGINIA Richmond, VA	885	755	681	—	—	755	681	1,437	94	2008
SUNTRUST III VIRGINIA Richmond, VA	586	501	452	—	—	501	452	952	62	2008
SUNTRUST III VIRGINIA Roanoke, VA	398	339	306	—	—	339	306	646	42	2008
SUNTRUST III VIRGINIA Roanoke, VA	175	149	135	—	—	149	135	284	18	2008
SUNTRUST III VIRGINIA South Boston, VA	839	716	646	—	—	716	646	1,362	89	2008
SUNTRUST III VIRGINIA Spotsylvania, VA	1,330	1,136	1,025	—	—	1,136	1,025	2,160	141	2008
SUNTRUST III VIRGINIA Virginia Beach, VA	654	558	504	—	—	558	504	1,062	69	2008
SYCAMORE COMMONS Matthews, NC	48,382	12,500	31,265	—	106	12,500	31,371	43,871	2,249	2010
THE CENTER AT HUGH HOWELL Tucker, GA	7,722	2,250	11,091	—	661	2,250	11,751	14,001	2,005	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
THE HIGHLANDS Flower Mound, TX	9,745	5,500	9,589	—	103	5,500	9,692	15,192	1,613	2006
THE MARKET AT HILLIARD Hilliard, OH	11,205	4,432	13,308	—	3,105	4,432	16,413	20,845	3,013	2005
THOMAS CROSSROADS Newnan, GA	5,693	1,622	8,322	—	87	1,622	8,409	10,031	913	2009
TOMBALL TOWN CENTER Tomball, TX	8,000	1,938	14,233	—	3,510	1,938	17,743	19,681	3,472	2005
TRIANGLE CENTER Longview, WA	22,786	12,770	24,556	—	1,703	12,770	26,259	39,029	5,387	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	29,727	8,000	42,272	—	70	8,000	42,342	50,342	2,605	2010
UNIVERSAL PLAZA Lauderhill, FL	9,887	2,900	4,950	—	0	2,900	4,950	7,850	326	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	22,459	7,250	25,326	—	4,027	7,250	29,353	36,603	1,674	2010
VENTURE POINT Duluth, GA	25,818	10,400	12,887	—	(5,306)	10,400	7,580	17,980	190	2010
VICTORY LAKES TOWN CENTER League City, TX	30,825	8,750	44,894	—	—	8,750	44,894	53,644	386	2011

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WARDS CROSSING Lynchburg, VA	12,904	2,400	11,417	—	3	2,400	11,420	13,820	790	2010
WASHINGTON PARK PLAZA Homewood, IL	30,600	6,500	33,912	—	(301)	6,500	33,612	40,112	5,285	2005
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	—	19,000	70,275	89,275	1,004	2011
WILLIS TOWN CENTER Willis, TX	—	1,550	1,820	—	646	1,550	2,466	4,016	464	2005
WINCHESTER TOWN CENTER Houston, TX	—	495	3,966	—	45	495	4,011	4,506	887	2005
WINDERMERE VILLAGE Houston, TX	4,000	1,220	6,331	—	798	1,220	7,129	8,349	1,540	2005
WOODBRIDGE Wylie, TX	16,280	—	—	—	7,823	—	7,823	7,823	1,161
WOODLAKE CROSSING San Antonio, TX	15,575	3,420	14,153	—	1,571	3,420	15,724	19,144	1,144	2009
Office
11500 MARKET STREET Jacinto City, TX	—	140	346	(35)	(159)	105	187	292	4	2005
AMERICAN EXPRESS—GREENSBORO Greensboro, NC	26,326	8,850	39,527	—	—	8,850	39,527	48,377	3,725	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
AMERICAN EXPRESS—SALT LAKE CITY Salt Lake City, UT	22,900	9,000	45,415	—	—	9,000	45,415	54,415	4,218	2009
SBC CENTER Hoffman Estates, IL	187,618	35,800	287,424	—	305	35,800	287,728	323,528	62,069	2007
AT&T—ST LOUIS St Louis, MO	112,695	8,000	170,169	—	22	8,000	170,192	178,192	29,781	2007
AT&T CLEVELAND Cleveland, OH	29,242	870	40,033	—	31	870	40,064	40,934	6,770	2005
BRIDGESIDE POINT OFFICE BLDG Pittsburg, PA	17,325	1,525	28,609	—	—	1,525	28,609	30,134	6,091	2006
COMMONS DRIVE Aurora, IL	3,663	1,600	5,746	—	2,690	1,600	8,436	10,036	1,185	2007
CRYSTAL LAKE MEDICAL Crystal Lake, IL	—	2,343	5,972	—	29	2,343	6,001	8,344	328	2010
DAKOTA RIDGE MEDICAL Littleton, CO	—	1,873	5,406	—	—	1,873	5,406	7,280	395	2010
DENVER HIGHLANDS Highlands Ranch, CO	10,111	1,700	11,839	—	—	1,700	11,839	13,539	2,134	2006
DULLES EXECUTIVE PLAZA Herndon, VA	68,750	15,500	96,083	—	3,137	15,500	99,221	114,721	20,201	2006
HOUSTON LAKES Houston, TX	8,988	3,000	12,950	—	642	3,000	13,592	16,592	2,419	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
IDS CENTER Minneapolis, MN	149,851	24,900	202,016	—	20,240	24,900	222,256	247,156	42,074	2007
KINROSS LAKES Richfield, OH	10,065	825	14,639	—	50	825	14,689	15,514	2,568	2005
MCP ONE Indianapolis, IN	5,832	451	2,861	—	—	451	2,861	3,311	384	2009
MCP TWO Indianapolis, IN	12,450	1,990	9,820	—	76	1,990	9,896	11,886	1,608	2009
MCP THREE Indianapolis, IN	11,700	2,251	7,178	—	133	2,251	7,311	9,561	511	2010
MIDLOTHIAN MEDICAL Midlothian, VA	8,552	—	9,041	—	113	—	9,153	9,153	1,087	2009
REGIONAL ROAD Greensboro, NC	8,679	950	10,501	—	122	950	10,623	11,573	2,000	2006
SANOFI AVENTIS Bridgewater, NJ	190,000	16,900	192,987	—	2,621	16,900	195,608	212,508	19,981	2009
SANTEE—CIVIC CENTER Santee, CA	12,023	—	17,838	—	413	—	18,251	18,251	3,193	2005
SUNTRUST OFFICE I FL Bal Harbour, FL	1,135	5,700	2,417	—	(3)	5,700	2,414	8,114	361	2007
SUNTRUST OFFICE I FL Bushnell, FL	171	315	363	—	(1)	315	363	678	54	2007
SUNTRUST OFFICE I FL Melbourne, FL	311	1,260	662	—	(1)	1,260	661	1,921	99	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST OFFICE I GA Douglas, GA	486	275	675	—	(0)	275	675	950	101	2007
SUNTRUST OFFICE I MD Bethesda, MD	2,644	650	4,617	—	(2)	650	4,614	5,264	691	2007
SUNTRUST OFFICE I NC Winston-Salem, NC	947	400	1,471	—	(1)	400	1,470	1,870	220	2007
SUNTRUST OFFICE I NC Raleigh, NC	1,095	500	1,700	—	(1)	500	1,699	2,199	254	2007
SUNTRUST OFFICE I VA Richmond, VA	3,817	1,360	6,272	—	(3)	1,360	6,269	7,629	938	2007
SUNTRUST II OFFICE GEORGIA Atlanta, GA	4,289	2,625	4,355	—	(3)	2,625	4,352	6,977	638	2008
SUNTRUST III OFFICE FLORIDA Gainesville, FL	1,313	1,667	457	—	—	1,667	457	2,124	63	2008
SUNTRUST III OFFICE FLORIDA Holy Hill, FL	833	1,058	290	—	—	1,058	290	1,348	40	2008
SUNTRUST III OFFICE GEORGIA Brunswick, GA	1,457	676	1,703	—	—	676	1,703	2,379	234	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III OFFICE GEORGIA Gainesville, GA	1,725	799	2,016	—	—	799	2,016	2,815	277	2008
UNITED HEALTH—CYPRESS Cypress, CA	22,000	10,000	30,547	—	2	10,000	30,549	40,549	3,360	2008
UNITED HEALTH—FREDERICK Frederick, MD	17,541	5,100	26,303	—	2	5,100	26,305	31,405	2,762	2008
UNTIED HEALTH—GREEN BAY Green Bay, WI	28,430	4,250	45,725	—	23	4,250	45,748	49,998	4,803	2008
UNITED HEALTH—INDIANAPOLIS Indianapolis, IN	16,545	3,500	24,248	—	2	3,500	24,250	27,750	2,546	2008
UNITED HEALTH—ONALASKA Onalaska, WI	4,149	4,090	2,794	—	2	4,090	2,796	6,886	308	2008
UNITED HEALTH—WAUWATOSA Wauwatosa, WI	10,050	1,800	14,930	—	2	1,800	14,932	16,732	1,568	2006
WASHINGTON MUTUAL—ARLINGTON Arlington, TX	20,115	4,870	30,915	—	3	4,870	30,918	35,788	5,857	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WORLDGATE PLAZA Herndon, VA	59,950	14,000	79,048	—	3,475	14,000	82,523	96,523	13,899	2007
Apartment
14th STREET—UAB Birmingham, AL	11,770	4,250	27,458	—	—	4,250	27,458	31,708	4,504	2007
BLOCK 121 Birmingham, AL	15,701	3,360	32,087	(150)	2,376	3,210	34,463	37,673	1,532	2010
BRAZOS RANCH APARTMENTS Rosenberg, TX	15,246	4,000	22,246	—	—	4,000	22,246	26,246	2,529	2009
ENCINO CANYON APARTMENTS San Antonio, TX	12,000	1,700	16,443	—	—	1,700	16,443	18,143	2,760	2007
FANNIN STREET STATION APARTMENTS Houston, TX	31,820	24,000	30,200	—	—	24,000	30,200	54,200	2,332	2010
FIELDS APARTMENT HOMES Bloomington, IN	18,700	1,850	29,783	—	—	1,850	29,783	31,633	5,382	2007
GROGANS LANDING APARTMENTS The Woodlands, TX	9,705	4,380	10,533	—	1,894	4,380	12,427	16,807	1,357	2009
LANDINGS AT CLEARLAKE Webster, TX	18,590	3,770	27,843	—	—	3,770	27,843	31,613	5,032	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LEGACY AT ART QUARTER Oklahoma City, OK	29,194	1,290	35,031	—	123	1,290	35,153	36,443	4,192	2008
LEGACY CORNER Midwest City, OK	14,630	1,600	23,765	—	—	1,600	23,765	25,365	2,842	2008
LEGACY CROSSING Oklahoma City, OK	24,400	1,110	29,297	—	91	1,110	29,388	30,498	3,472	2008
LEGACY WOODS Edmond, OK	21,190	2,500	31,505	—	8	2,500	31,514	34,014	3,772	2007
NANTUCKET APARTMENTS Loveland, OH	26,838	2,170	30,388	—	83	2,170	30,471	32,641	1,625	2010
OAK PARK Dallas, TX	27,193	9,738	39,958	—	2,307	9,738	42,265	52,003	3,145	2009
OAK PARK II Dallas, TX	2,165	8,499	—	—	—	8,499	—	8,499	—	2011
OAK PARK TRS Dallas, TX	3,737	19,030	—	—	—	19,030	—	19,030	—	2011
PARKSIDE APARTMENTS The Woodlands, TX	18,000	5,500	15,623	—	—	5,500	15,623	21,123	1,377	2009
SEVEN PALMS APARTMENTS Webster, TX	18,750	3,550	24,348	—	5	3,550	24,353	27,903	4,052	2006
SOUTHGATE APARTMENTS Louisville, KY	10,725	1,730	16,356	—	—	1,730	16,356	18,086	3,536	2007
STERLING RIDGE ESTATES The Woodlands, TX	14,324	4,140	20,550	—	(46)	4,140	20,504	24,644	1,934	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
THE RADIAN (PENN) Radian, PA	58,061	—	79,997	—	11,943	—	91,939	91,939	11,048	2007
UNIV HOUSE AT GAINESVILLE Gainesville, FL	15,945	6,561	36,879	—	902	6,561	37,781	44,342	5,150	2007
UNIV HOUSE AT HUNTSVILLE Huntsville, TX	13,325	1,351	26,308	—	1,230	1,351	27,538	28,888	4,190	2007
UNIV HOUSE AT LAFAYETTE Lafayette, AL	9,306	—	16,357	—	1,692	—	18,049	18,049	2,713	2007
VILLAGES AT KITTY HAWK Universal City, TX	11,550	2,070	17,397	—	11	2,070	17,408	19,478	3,099	2007
VILLAS AT SHADOW CREEK Pearland, TX	16,117	3,690	24,142	—	176	3,690	24,318	28,008	2,908	2007
WATERFORD PLACE AT SHADOW CREEK Pearland, TX	16,500	2,980	24,573	—	74	2,980	24,646	27,626	4,436	2007
WOODRIDGE APARTMENTS The Woodlands, TX	12,952	3,680	11,235	—	—	3,680	11,235	14,915	972	2009
Industrial
11500 MELROSE AVE -294 TOLLWAY Franklin Park, IL	4,561	2,500	5,071	—	—	2,500	5,071	7,571	821	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
1800 BRUNING Itasca, IL	10,156	10,000	7,971	—	83	10,000	8,053	18,053	1,494	2006
500 HARTLAND Hartland, WI	5,860	1,200	7,459	—	—	1,200	7,459	8,659	1,413	2006
55th STREET Kenosha, WI	7,351	1,600	11,115	—	—	1,600	11,115	12,715	2,105	2007
AIRPORT DISTRIB CENTER #10 Memphis, TN	2,042	600	2,861	(257)	(1,668)	343	1,194	1,536	12	2007
AIRPORT DISTRIB CENTER #11 Memphis, TN	1,539	400	2,120	(169)	(1,236)	231	884	1,114	—	2007
AIRPORT DISTRIB CENTER #15 Memphis, TN	1,203	200	1,651	(83)	(970)	117	680	797	—	2007
AIRPORT DISTRIB CENTER #16 Memphis, TN	2,714	600	3,750	(254)	(2,210)	346	1,541	1,887	—	2007
AIRPORT DISTRIB CENTER #18 Memphis, TN	1,007	200	1,317	(84)	(738)	116	579	695	18	2007
AIRPORT DISTRIB CENTER #19 Memphis, TN	2,546	600	3,866	(257)	(2,300)	343	1,566	1,909	—	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
AIRPORT DISTRIB CENTER #2 Memphis, TN	1,734	400	2,282	(169)	(1,341)	231	941	1,172	—	2007
AIRPORT DISTRIB CENTER #4 Memphis, TN	1,287	300	1,662	(127)	(978)	173	684	858	—	2007
AIRPORT DISTRIB CENTER #7 Memphis, TN	699	200	832	(85)	(497)	115	335	450	—	2007
AIRPORT DISTRIB CENTER #8 Memphis, TN	448	100	630	(42)	(374)	58	256	314	—	2007
AIRPORT DISTRIB CENTER #9 Memphis, TN	811	200	948	(88)	(527)	112	421	534	19	2007
ANHEUSER BUSCH Devens, MA	7,547	2,200	13,598	—	—	2,200	13,598	15,798	2,062	2007
ATLAS—BELVIDERE Belvidere, IL	11,329	1,600	15,521	—	—	1,600	15,521	17,121	2,314	2007
ATLAS—CARTERSVILLE Cartersville, GA	8,273	900	13,112	—	(39)	900	13,073	13,973	1,946	2007
ATLAS—DOUGLAS Douglas, GA	3,432	75	6,681	—	—	75	6,681	6,756	994	2007
ATLAS—GAFFNEY Gaffney, SC	3,350	950	5,114	—	—	950	5,114	6,064	761	2007
ATLAS—GAINESVILLE Gainesville, GA	7,731	550	12,783	—	—	550	12,783	13,333	1,901	2007
ATLAS—PENDERGRASS Pendergrass, GA	14,919	1,250	24,259	—	—	1,250	24,259	25,509	3,608	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
ATLAS—PIEDMONT Piedmont, SC	13,563	400	23,113	—	7	400	23,120	23,520	3,439	2007
ATLAS—ST PAUL St. Paul, MN	8,226	3,890	10,093	—	—	3,890	10,093	13,983	1,501	2007
ATLAS-BROOKLYN PARK Brooklyn Park, MN	7,407	2,640	8,934	—	—	2,640	8,934	11,574	1,329	2007
ATLAS-NEW ULM New Ulm, MN	6,015	900	9,359	—	—	900	9,359	10,259	1,394	2007
ATLAS-ZUMBROTA Zumbrota, MN	10,242	1,300	16,437	—	—	1,300	16,437	17,737	2,445	2006
BAYMEADOW—GLEN BURNIE Glen Burnie, MD	13,824	1,225	23,407	—	24	1,225	23,431	24,656	4,168	2006
C&S—ABERDEEN Aberdeen, MD	22,720	4,650	33,276	(10)	13	4,640	33,289	37,929	5,825	2006
C&S—BIRMINGHAM Birmingham, AL	25,512	3,400	40,373	—	—	3,400	40,373	43,773	4,945	2008
C&S—NORTH HATFIELD Hatfield, MA	20,280	4,800	30,103	—	14	4,800	30,117	34,917	5,270	2006
C&S—SOUTH HATFIELD Hatfield, MA	10,000	2,500	15,251	—	11	2,500	15,262	17,762	2,671	2006
C&S—WESTFIELD Westfield, MA	29,500	3,850	45,906	—	13	3,850	45,919	49,769	8,036	2006
CLARION Clarion, IA	3,172	87	4,790	—	64	87	4,854	4,941	862	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COLOMA Coloma, MI	10,017	410	17,110	—	768	410	17,878	18,288	2,667	2006
DEER PARK SEACO Deer Park, TX	2,965	240	5,271	—	—	240	5,271	5,511	999	2007
DELP DISTRIBUTION CENTER #2 Memphis, TN	1,623	280	2,282	(118)	(1,337)	162	945	1,107	21	2007
DELP DISTRIBUTION CENTER #5 Memphis, TN	1,623	390	2,050	(165)	(1,172)	225	878	1,103	—	2007
DELP DISTRIBUTION CENTER #8 Memphis, TN	1,399	760	1,388	(340)	(862)	420	525	945	—	2006
DORAL—WAUKESHA Waukesha, WI	1,364	240	2,013	—	—	240	2,013	2,253	381	2006
HASKELL-ROLLING PLAINS FACILITY Haskell, TX	—	45	19,733	—	—	45	19,733	19,778	2,754	2008
HOME DEPOT—LAKE PARK Valdosta, GA	15,469	1,350	24,770	—	4	1,350	24,774	26,124	2,601	2008
HOME DEPOT—MACALLA MaCalla, AL	17,094	2,800	26,067	—	4	2,800	26,071	28,871	2,741	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HUDSON CORRECTIONAL FACILITY Hudson, CO	—	1,382	—	—	93,137	1,382	93,137	94,520	8,465	2009
IMAGINE AVONDALE Avondale, AZ	—	1,195	5,731	—	—	1,195	5,731	6,926	408	2010
IMAGINE COOLIDGE Coolidge, AZ	—	2,260	3,895	(1,490)	1,017	770	4,913	5,683	303	2010
IMAGINE COOLIDGE II Coolidge, AZ	—	1,490	4,857	—	—	1,490	4,857	6,347	37	2011
IMAGINE DISCOVERY Baltimore, MD	—	590	7,117	—	—	590	7,117	7,707	506	2010
IMAGINE FIRESTONE Firestone, CO	—	680	6,439	—	—	680	6,439	7,119	458	2010
IMAGINE HOPE LAMOND Washington, DC	—	775	9,706	—	—	775	9,706	10,481	688	2010
IMAGINE INDIGO RANCH Colorado Springs, CO	—	1,150	7,304	—	—	1,150	7,304	8,454	519	2010
IMAGINE TOWN CENTER Palm Coast, FL	—	1,175	7,309	—	1,909	1,175	9,218	10,393	529	2010
INDUSTRIAL DRIVE Horican, WI	3,709	200	6,812	—	—	200	6,812	7,012	1,232	2007
KATO/MILMONT Fremont, CA	—	2,340	5,460	—	—	2,340	5,460	7,800	—	2011

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
KINSTON Kinston, NC	8,930	460	14,837	—	—	460	14,837	15,297	2,378	2006
KIRK ROAD St. Charles, IL	7,863	2,200	11,413	—	42	2,200	11,455	13,655	2,168	2007
LIBERTYVILLE ASSOCIATES Libertyville, IL	14,807	3,600	20,563	—	9	3,600	20,571	24,171	3,538	2005
MOUNT ZION ROAD Lebanon, IN	24,632	2,570	41,667	—	—	2,570	41,667	44,237	7,169	2007
NORTH POINTE ONE Hanahan, SC	—	1,963	14,588	—	—	1,963	14,588	16,552	764	2011
NORTH POINTE PARK Hanahan, SC	—	2,350	—	—	—	2,350	—	2,350	—	2011
OTTAWA Ottawa, IL	1,768	200	2,905	—	—	200	2,905	3,105	532	2007
SCHNEIDER ELECTRIC Loves Park, IL	11,000	2,150	14,720	—	59	2,150	14,779	16,929	2,491	2007
SOUTHWIDE INDUSTRIAL CENTER #5 Memphis, TN	392	122	425	(52)	(255)	70	171	241	—	2007
SOUTHWIDE INDUSTRIAL CENTER #6 Memphis, TN	1,007	248	1,361	(105)	(805)	143	557	700	1	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SOUTHWIDE INDUSTRIAL CENTER #7 Memphis, TN	2,014	483	2,792	(202)	(1,649)	281	1,143	1,424	4	2007
SOUTHWIDE INDUSTRIAL CENTER #8 Memphis, TN	196	42	286	(17)	(169)	24	117	142	—	2007
STONE FORT DISTRIB CENTER #1 Chattanooga, TN	6,770	1,910	9,264	(803)	(5,529)	1,107	3,735	4,842	—	2007
STONE FORT DISTRIB CENTER #4 Chattanooga, TN	1,399	490	1,782	(224)	(1,126)	266	656	922	—	2006
THERMO PROCESS SYSTEMS Sugar Land, TX	7,681	1,202	11,995	—	—	1,202	11,995	13,197	2,601	2007
TRI-STATE HOLDINGS I Wood Dale, IL	4,665	4,700	3,973	—	—	4,700	3,973	8,673	716	2007
TRI-STATE HOLDINGS II Houston, TX	6,372	1,630	11,252	—	—	1,630	11,252	12,882	1,936	2007
TRI-STATE HOLDINGS III Mosinee, WI	4,334	650	8,083	—	—	650	8,083	8,733	1,391	2007
UNION VENTURE West Chester, OH	34,420	4,600	54,292	—	—	4,600	54,292	58,892	7,923	2007
UPS E-LOGISTICS Elizabethtown, KY	9,247	950	18,453	—	—	950	18,453	19,403	2,798	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WESTPORT—MECHANICSBURG Mechanicsburg, PA	4,029	1,300	6,185	—	486	1,300	6,671	7,971	1,216	2006
Hotel
ALOFT CHAPEL HILL Chapel Hill, NC	—	6,484	16,478	45	16	6,529	16,494	23,023	1,422	2010
COMFORT INN—CROSS CREEK Fayetteville, NC	—	571	8,789	—	4,042	571	12,832	13,403	3,296	2007
COURTYARD BY MARRIOTT QUORUM Addison, TX	18,860	4,000	26,141	—	2,041	4,000	28,183	32,183	5,578	2007
COURTYARD BY MARRIOTT Ann Arbor, MI	11,999	4,989	18,988	—	4,105	4,989	23,093	28,083	5,047	2007
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX Vienna, VA	30,810	12,100	40,242	—	2,249	12,100	42,491	54,591	9,691	2007
COURTYARD—DOWNTOWN AT UAB Birmingham, AL	6,378	—	20,810	—	1,525	—	22,335	22,335	5,380	2008
COURTYARD—FORT MEADE AT NBP Annapolis Junction, MD	14,400	1,611	22,622	—	1,544	1,611	24,166	25,777	5,266	2008
COURTYARD BY MARRIOTT -WEST LANDS END Fort Worth, TX	7,550	1,500	13,416	—	959	1,500	14,375	15,875	3,180	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—FT WORTH Fort Worth, TX	14,215	774	45,820	—	1,479	774	47,299	48,073	10,604	2008
COURTYARD BY MARRIOTT Harlingen, TX	6,790	1,600	13,247	—	2,993	1,600	16,240	17,840	3,838	2007
COURTYARD BY MARRIOTT—NORTHWEST Houston, TX	7,129	1,428	15,085	—	1,474	1,428	16,558	17,986	3,787	2007
COURTYARD BY MARRIOTT—WESTCHASE Houston, TX	16,680	4,400	22,626	—	3,023	4,400	25,649	30,049	5,055	2007
COURTYARD BY MARRIOTT WEST UNIVERSITY Houston, TX	10,980	2,200	16,408	—	1,748	2,200	18,156	20,356	3,729	2007
COURTYARD BY MARRIOTT—COUNTRY CLUB PLAZA Kansas City, MO	8,598	3,426	16,349	—	495	3,426	16,844	20,270	4,515	2007
COURTYARD BY MARRIOTT Lebanon, NJ	10,320	3,200	19,009	—	2,328	3,200	21,337	24,537	4,697	2007
COURTYARD BY MARRIOTT Houston, TX	—	5,272	12,778	(1,223)	(2,146)	4,048	10,632	14,681	—	2007
COURTYARD—NEWARK ELIZABETH Elizabeth, NJ	9,737	—	35,177	—	2,492	—	37,670	37,670	8,822	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—PITTSBURGH DOWNTOWN Pittsburgh, PA	16,916	2,700	33,086	—	1,866	2,700	34,951	37,651	2,328	2010
COURTYARD—PITTSBURGH WEST HOME Pittsburgh, PA	8,220	1,500	14,364	—	471	1,500	14,835	16,335	1,023	2010
COURTYARD—RICHMOND Richmond, VA	11,800	2,173	—	—	19,584	2,173	19,584	21,757	4,371	2007
COURTYARD BY MARRIOTT—ROANOKE AIRPORT Roanoke, VA	14,380	3,311	22,242	—	2,370	3,311	24,612	27,922	4,985	2007
COURTYARD BY MARRIOTT SEATTLE—FEDERAL WAY Federal Way, WA	22,830	7,700	27,167	—	1,594	7,700	28,761	36,461	5,535	2007
COURTYARD BY MARRIOTT CHICAGO- ST.CHARLES St. Charles, IL	—	1,685	9,355	(725)	(5,315)	960	4,040	5,000	—	2007
COURTYARD BY MARRIOTT—WILLIAM CENTER Tucson, AZ	16,030	4,000	20,942	—	3,212	4,000	24,154	28,154	5,307	2007
COURTYARD BY MARRIOTT Wilmington, NC	—	2,397	18,560	—	3,355	2,397	21,916	24,313	4,509	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—WEST PALM AIRPORT	5,917	1,900	8,703	—	950	1,900	9,653	11,553	653	2010
Palm Coast, FL
DOUBLETREE—ATLANTA GALLERIA Alpharetta, GA	6,116	1,082	20,397	—	1,736	1,082	22,133	23,214	5,353	2008
DOUBLETREE—WASHINGTON DC Washington, DC	26,398	25,857	56,964	—	3,016	25,857	59,979	85,836	12,162	2008
EMBASSY SUITES—BALTIMORE Hunt Valley, MD	12,661	2,429	38,927	—	4,569	2,429	43,497	45,926	10,440	2008
FAIRFIELD INN Ann Arbor, MI	—	1,981	6,353	—	563	1,981	6,916	8,897	1,904	2007
FAIRMONT—DALLAS Dallas, TX	42,500	8,700	60,634	—	—	8,700	60,634	69,334	1,241	2011
HAMPTON INN SUITES—DENVER Colorado Springs, CO	7,216	6,144	26,472	—	1,205	6,144	27,676	33,820	6,220	2008
HAMPTON INN ATLANTA—PERIMETER CENTER Atlanta, GA	8,294	2,768	14,072	(1,067)	(7,273)	1,701	6,799	8,500	—	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HAMPTON INN BALTIMORE-INNER HARBOR Baltimore, MD	13,700	1,700	21,067	—	1,016	1,700	22,083	23,783	4,260	2007
HAMPTON INN RALEIGH-CARY Cary, NC	4,634	2,268	10,503	(55)	(1,052)	2,213	9,451	11,664	—	2007
HAMPTON INN UNIVERSITY PLACE Charlotte, NC	3,803	3,509	11,335	(1,219)	(5,625)	2,290	5,710	8,000	2,874	2007
HAMPTON INN SUITES DULUTH-GWINNETT Duluth, GA	9,408	488	12,991	(90)	(3,888)	398	9,102	9,500	—	2007
HAMPTON INN WHITE PLAINS-TARRYTOWN Elmsford, NY	15,354	3,200	26,160	—	5,405	3,200	31,565	34,765	6,021	2007
HAMPTON INN Jacksonville, NC	—	2,753	3,782	(69)	504	2,683	4,287	6,970	—	2007
HGI—BOSTON BURLINGTON Burlington, MA	5,871	4,095	25,556	—	2,436	4,095	27,992	32,087	5,992	2008
HGI—COLORADO SPRINGS Colorado Springs, CO	—	1,400	17,522	—	2,352	1,400	19,874	21,274	—	2008
HGI—SAN ANTONIO AIRPORT San Antonio, TX	6,085	1,498	19,484	(516)	(10,965)	981	8,519	9,500	4,607	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HGI—WASHINGTON DC Washington, DC	59,583	18,800	64,359	—	3,280	18,800	67,639	86,439	14,819	2008
HILTON GARDEN INN TAMPA YBOR Tampa, FL	9,460	2,400	16,159	—	1,528	2,400	17,687	20,087	3,493	2007
HILTON GARDEN INN—AKRON Akron, OH	6,421	900	11,556	—	(381)	900	11,175	12,075	2,795	2007
HILTON GARDEN INN ALBANY AIRPORT Albany, NY	12,050	1,645	20,263	—	4,144	1,645	24,407	26,052	5,097	2007
HILTON GARDEN INN ATLANTA WINWARD Alpharetta, GA	10,309	1,030	18,206	(251)	(6,985)	779	11,221	12,000	—	2007
HILTON GARDEN INN Evanston, IL	19,560	2,920	27,995	—	1,840	2,920	29,835	32,755	5,824	2007
HILTON GARDEN INN RALEIGH -DURHAM Raleigh, NC	7,818	2,754	26,050	—	4,446	2,754	30,496	33,250	5,906	2007
HILTON GARDEN INN Westbury, NY	21,680	8,900	25,156	—	3,884	8,900	29,039	37,939	5,762	2007
HILTON GARDEN INN Wilmington, NC	5,160	6,354	10,328	—	253	6,354	10,581	16,935	3,162	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HILTON GARDEN INN HARTFORD NORTH Windsor, CT	10,192	5,606	13,892	—	4,608	5,606	18,500	24,106	3,469	2007
HILTON GARDEN INN PHOENIX Phoenix, AZ	—	5,114	57,105	—	691	5,114	57,796	62,910	11,848	2008
HILTON—UNIVERSITY OF FLORIDA Gainesville, FL	27,775	—	50,407	—	5,562	—	55,969	55,969	12,701	2007
HOLIDAY INN EXPRESS—CLEARWATER GATEWAY Clearwater, FL	—	2,283	6,202	—	(2,753)	2,283	3,448	5,731	117	2007
HOLIDAY INN HARMON MEADOW SECAUCUS Secaucus, NJ	—	—	23,291	1	9,443	1	32,734	32,736	6,760	2007
HOMEWOOD—HOUSTON GALLERIA Houston, TX	9,415	1,655	30,587	—	502	1,655	31,089	32,744	8,044	2008
HOMEWOOD SUITES Albuquerque, NM	10,160	2,400	18,071	—	2,790	2,400	20,861	23,261	5,116	2007
HOMEWOOD SUITES Baton Rouge, LA	12,930	4,300	15,629	—	2,648	4,300	18,277	22,577	4,406	2007
HOMEWOOD SUITES Cary, NC	12,511	1,478	19,404	—	4,998	1,478	24,402	25,880	5,761	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HOMEWOOD SUITES HOUSTON - CLEARLAKE Houston, TX	7,089	1,235	12,655	(262)	(3,307)	974	9,348	10,322	—	2007
HOMEWOOD SUITES Durham, NC	7,803	2,403	10,441	(709)	(4,135)	1,694	6,306	8,000	—	2007
HOMEWOOD SUITES Lake Mary, FL	9,757	721	9,592	(221)	(3,991)	500	5,601	6,102	—	2007
HOMEWOOD SUITES METRO CENTER Phoenix, AZ	6,213	2,684	9,740	(1,275)	(5,970)	1,409	3,770	5,179	35	2007
HOMEWOOD SUITES Princeton, NJ	14,300	3,203	21,300	—	427	3,203	21,726	24,929	5,412	2007
HOMEWOOD SUITES CRABTREE VALLEY Raleigh, NC	12,631	2,194	21,292	—	3,198	2,194	24,490	26,684	5,178	2007
HOMEWOOD SUITES CLEVELAND SOLON Solon, OH	5,490	1,900	10,757	—	1,700	1,900	12,457	14,357	3,067	2007
HOMEWOOD SUITES COLORADO SPRINGS NORTH Colorado Springs, CO	7,830	2,900	14,011	—	2,606	2,900	16,617	19,517	4,447	2007
HYATT REGENCY—OC Orange County, CA	65,000	18,688	93,384	—	24,699	18,688	118,083	136,771	19,669	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HYATT—BOSTON/MEDFORD Medford, MA	8,142	2,766	29,141	—	283	2,766	29,424	32,190	7,511	2008
MARRIOTT—ATL CENTURY CENTER Atlanta, GA	9,628	—	36,571	—	2,840	—	39,411	39,411	11,197	2008
MARRIOTT—CHICAGO—MED DIST UIC Chicago, IL	7,896	8,831	17,911	—	5,047	8,831	22,958	31,789	5,732	2008
MARRIOTT—CHARLESTON Charleston, SC	17,752	—	26,647	—	—	—	26,647	26,647	1,877	2008
MARRIOTT—DALLAS Dallas, TX	30,553	6,300	45,158	—	11,432	6,300	56,590	62,890	3,368	2010
MARRIOTT—NAPA VALLEY Napa Valley, CA	40,000	14,800	57,223	—	—	14,800	57,223	72,023	883	2011
MARRIOTT—WOODLANDS WATERWAY Woodlands, TX	77,897	5,500	98,886	—	24,389	5,500	123,275	128,775	23,055	2007
MARRIOTT—WEST DES MOINES Des Moines, IA	10,976	3,410	15,416	—	2,531	3,410	17,947	21,357	1,073	2010
QUALITY SUITES Charleston, SC	10,159	1,331	13,709	—	13,502	1,331	27,211	28,543	3,406	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN—BALTIMORE Baltimore, MD	40,040	—	55,410	—	3,764	—	59,175	59,175	12,897	2008
RESIDENCE INN Brownsville, TX	6,900	1,700	12,629	—	1,085	1,700	13,714	15,414	2,909	2007
RESIDENCE INN—CAMBRIDGE Cambridge, MA	26,726	10,346	72,735	—	712	10,346	73,447	83,792	15,298	2008
RESIDENCE INN SOUTH BRUNSWICK-CRANBURY Cranbury, NJ	10,000	5,100	15,368	—	2,547	5,100	17,916	23,016	4,073	2007
RESIDENCE INN CYPRESS—LOS ALAMITS Cypress, CA	20,650	9,200	25,079	—	3,280	9,200	28,359	37,559	6,509	2007
RESIDENCE INN DFW AIRPORT NORTH Dallas-Fort Worth, TX	9,560	2,800	14,782	—	791	2,800	15,573	18,373	3,245	2007
RESIDENCE INN PARK CENTRAL Dallas , TX	8,970	2,600	17,322	—	2,781	2,600	20,102	22,702	4,805	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN SOMERSET-FRANKLIN Franklin , NJ	9,890	3,100	14,322	—	2,243	3,100	16,564	19,664	3,738	2007
RESIDENCE INN Hauppauge, NY	10,810	5,300	14,632	—	2,263	5,300	16,895	22,195	3,824	2007
RESIDENCE INN WESTCHASE Westchase, TX	12,550	4,300	16,969	—	863	4,300	17,832	22,132	3,731	2007
RESIDENCE INN WEST UNIVERSITY Houston, TX	13,100	3,800	18,834	—	618	3,800	19,452	23,252	4,148	2007
RESIDENCE INN NASHVILLE AIRPORT Nashville, TN	12,120	3,500	14,147	—	1,662	3,500	15,809	19,309	3,357	2007
RESIDENCE INN—POUGHKEEPSIE Poughkeepsie, NY	8,109	1,003	24,590	—	595	1,003	25,185	26,188	5,872	2008
RESIDENCE INN ROANOKE AIRPORT Roanoke, VA	5,800	500	9,499	—	238	500	9,736	10,236	2,382	2007
RESIDENCE INN WILLIAMS CENTRE Tucson, AZ	12,770	3,700	17,601	—	521	3,700	18,122	21,822	3,964	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

(Dollar amounts in thousands)

December 31, 2011

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN—NEWARK ELIZABETH Elizabeth, NJ	10,297	—	41,096	—	2,101	—	43,197	43,197	10,370	2008
SPRINGHILL SUITES Danbury, CT	9,130	3,200	14,833	—	1,364	3,200	16,198	19,398	3,066	2007
Balance	5,770,595	1,955,409	8,064,150	(16,772)	401,452	1,938,637	8,465,602	10,404,239	1,301,899

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Schedule III (continued)

Real Estate and Accumulated Depreciation

December 31, 2011

(Dollar amounts in thousands)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2011 for Federal income tax purposes was approximately $11,048,124 (unaudited).

(C)	Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2011	2010	2009
Balance at January 1,	$10,295,107	9,551,426	8,216,942
Acquisitions and capital improvements	433,410	1,058,837	1,378,465
Intangible assets	4,550	(73,901)	(81,052)
Intangible liabilities	6,846	10,916	37,071
Sales	(335,674)	(252,171)	—

Balance at December 31,	$10,404,239	10,295,107	9,551,426

(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$1,038,829	717,547	406,235
Depreciation expense	263,070	321,282	311,312

Balance at December 31,	$1,301,899	1,038,829	717,547

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5-15 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2011, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the 2012 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 29, 2012, and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for the 2012 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 29, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the 2012 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 29, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the 2012 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 29, 2012, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the 2012 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 29, 2012, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	Financial Statements:

Report	of Independent Registered Public Accounting Firm

The	consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial	statement schedule for the year ended December 31, 2011 is submitted herewith.

Real	Estate and Accumulated Depreciation (Schedule III)

(3)	Exhibits:

The	list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The	exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	March 8, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks	Director and chairman of the board	March 8, 2012
Name:	Robert D. Parks

By:	/s/ Brenda G. Gujral	Director and president (principal executive officer)	March 8, 2012
Name:	Brenda G. Gujral

By:	/s/ Jack Potts	Treasurer and principal financial officer	March 8, 2012
Name:	Jack Potts

By:	/s/ Anna N. Fitzgerald	Principal accounting officer	March 8, 2012
Name:	Anna N. Fitzgerald

By:	/s/ J. Michael Borden	Director	March 8, 2012
Name:	J. Michael Borden

By:	/s/ Thomas F. Meagher	Director	March 8, 2012
Name:	Thomas F. Meagher

By:	/s/ Paula Saban	Director	March 8, 2012
Name:	Paula Saban

By:	/s/ William J. Wierzbicki	Director	March 8, 2012
Name:	William J. Wierzbicki

By:	/s/ Thomas F. Glavin	Director	March 8, 2012
Name:	Thomas F. Glavin

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.1	First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 3, 2009)

10.2.1	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.2.2	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.2.3	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

EXHIBIT NO.	DESCRIPTION

10.2.4	Master Management Agreement, dated as of August 31, 2005, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2005), as amended by the First Amendment to Master Management Agreement, dated September 10, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 16, 2008) and the Second Amendment to Master Management Agreement, dated December 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 4, 2011)

10.2.5	Master Management Agreement and Property Management Agreement Extension Agreement, dated as of December 29, 2011, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC, Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 29, 2011)

10.3	First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.4	Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on August 18, 2005 (file number 333-122743))

10.5	Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 13, 2008)

10.6	Amended and Restated Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 26, 2010)

10.7	Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.8	Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.9	Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Non-Retaliation Policy (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the SEC on February 11, 2005 (file number 333-122743))

99.2	Responsibilities of the Compliance Officer of the Company (incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the SEC on February 11, 2005 (file number 333-122743))

99.3	First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.4	Articles of Amendment to the First Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 3.5% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.5	Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.6	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to Convertible Special Voting Stock (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.7	Articles of Amendment to the Second Amended and Restated Articles of Incorporation of Minto Builders (Florida), Inc. with Respect to 125 Shares of 12.5% Series B Cumulative Non-Voting Preferred Stock (incorporated by reference to Exhibit 99.5 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 17, 2005)

99.8	Amended and Restated Share Repurchase Program, effective April 11, 2011 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 11, 2011), as amended by the First Amendment to the Amended and Restated Share Repurchase Program of Inland American Real Estate Trust, Inc., effective August 12, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 12, 2011),

99.9	Second Amended and Restated Share Repurchase Program, effective February 1, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 29, 2011)

EXHIBIT NO.	DESCRIPTION

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 8, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

*	Filed as part of this Annual Report on Form 10-K.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.