Form 10-K/A
period 2011-12-31
Inland American Real Estate Trust, Inc.
filed 2012-04-30
CIK 1307748

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

As of April 27, 2012, there were 874,892,323 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Inland American Real Estate Trust, Inc. (referred to herein as “us,” “we,” “our” or the “Company”) filed an Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) on March 8, 2012, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (the “SEC”). The Company has determined to amend the Form 10-K to include the Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following biographies set forth each director’s principal occupation and business, as well as the specific experience, qualifications, attributes and skills that led to the conclusion by the board that he or she should serve as a director of the Company. All ages are stated as of January 1, 2012. As used herein, “Inland” refers to some or all of the entities that are a part of The Inland Real Estate Group of Companies, Inc., which is comprised of a group of independent legal entities, some of which share ownership or have been sponsored and managed by Inland Real Estate Investment Corporation (“IREIC”) or its subsidiaries.

Robert D. Parks, 68. Chairman of the board and director since October 2004. Mr. Parks has over forty years of experience in the commercial real estate industry, having been a principal of the Inland organization since May 1968. Mr. Parks is currently chairman of IREIC, a position he has held since November 1984. He has also served as a director of Inland Investment Advisors, Inc. since June 1995, and served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 through June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

He received his bachelor degree from Northeastern Illinois University in Chicago, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the National Association of Real Estate Investment Trusts, or “NAREIT.”

J. Michael Borden, 75. Independent director since October 2004. Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Total Quality Plastics, Inc., Rock Valley Leasing, Inc., Hufcor Inc. and Airwall, Inc. Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin. Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments a Real Estate Investment Company. He currently serves on the board of directors of Dowco, Inc., M&I Bank, Competitive Wisconsin, St. Anthony of Padua Charitable Trust and Great Lakes Packaging, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering. Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council. He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor degree in accounting and finance from Marquette University, Milwaukee, Wisconsin. He also attended a master of business administration program in finance at Marquette University.

Thomas F. Glavin, 51. Independent director since October 2007. Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies. Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs. At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls. In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation. In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for the past seventeen years. Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440 unit manufactured home park in Frankfort, Illinois. Mr. Glavin received his bachelor degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University in Chicago, Illinois. Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.

Brenda G. Gujral, 69. President and director since October 2004. Ms. Gujral is a director of IREIC and has served as its current president since February 2012 (and served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011). In addition, Ms. Gujral served as the chief executive officer of IREIC from January 2008 to February 2012. Ms. Gujral served as the president and chief operating officer of Inland Securities Corporation from January 1997 to June 2009, and has been a director of Inland Securities Corporation since January 1997. Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc., an investment advisor, since January 2001. She has served as a director (since March 2003) and chief executive officer (from June 2005 to November 2007) of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.), as president (from June 2008 to May 2009) and a director (since June 2008) of Inland Diversified Real Estate Trust, Inc. and as a director and chairman of the board (since August 2011) of Inland Monthly Income Trust, Inc. Ms. Gujral also has been the chairman of the board of Inland Private Capital Corporation since May 2001 and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

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

Ms. Gujral has been with the Inland organization for thirty-one years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission of the State of Oregon, establishing an office in Portland, to implement land use legislation for Oregon. Ms. Gujral graduated from California State University, in Fresno. She holds Series 7, 22, 39 and 63 certifications from FINRA, and is a member of NAREIT, the Investment Program Association and the Real Estate Investment Securities Association. Additionally, Ms. Gujral serves on the board of directors of the Disability Rights Center of the Virgin Islands, an organization that focuses on advancing the legal rights of people with disabilities in the U.S. Virgin Islands.

Thomas F. Meagher, 81. Independent director since October 2004. Mr. Meagher currently serves on the board of directors of DuPage Airport Authority and the TWA Plan Oversight Committee. He also is a former member of the board of trustees of Edward Lowe Foundation, The Private Bank Corp. and the Chicago Chamber of Commerce. Mr. Meagher has previously served on the board of directors of UNR Industries, Rohn Towers, Greyhound Lines Inc., Festival Airlines, Lakeside Bank and Trans World Airlines, where he served as chairman of the board for two years and participated in the sale of the company to American Airlines.

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

Paula Saban, 58. Independent director since October 2004. Ms. Saban has worked in the financial services and banking industry for over twenty-five years. She began her career in 1978 with Continental Bank, which later merged into Bank of America. From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas. She also managed client service teams and developed numerous client satisfaction programs. In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America’s Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly-held companies and entrepreneurs. In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction. She retired from Bank of America in 2006 as a senior vice president/private client manager. In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is secretary and treasurer, and a principal stockholder.

Ms. Saban received her bachelor degree from MacMurray College, Jacksonville, Illinois, and her master of business administration from DePaul University, Chicago, Illinois. She holds Series 7 and 63 certifications from FINRA. She is a former president of the Fairview Elementary School PTA and a former trustee of both the Goodman Theatre and Urban Gateways. She served as Legislative Chair of Illinois PTA District 37 and as liaison to the No Child Left Behind Task Force of School District 54. She is a board member of Hands On Suburban Chicago.

William J. Wierzbicki, 65. Independent director since October 2005. Mr. Wierzbicki is a registered Professional Planner in the Province of Ontario, Canada, and is a member of both the Canadian Institute of Planners and the Ontario Professional Planners Institute. Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores and Price Township as well as the Town of Chapleau. Mr. Wierzbicki previously served as the Coordinator of Current Planning with the City of Sault Ste. Marie, Ontario. In that capacity, his expertise was in the review of residential, commercial and industrial development proposals. Mr. Wierzbicki led the program to develop a new Comprehensive Zoning By-Law for the City of Sault Ste. Marie. Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie’s Industrial Development Strategy. More recently he has completed a Community Development Plan for Batchwana First Nation’s Rankin site and an Official Plan for the Township of Prince. Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School in Ontario, Canada, and attended Sault College and Algoma University.

Executive Officers

In addition to Mr. Parks and Ms. Gujral, whose biographies are set forth above, the following individuals serve as our executive officers. All ages are stated as of January 1, 2012.

Roberta S. Matlin, 67. Vice president – administration since October 2004. Ms. Matlin joined IREIC in November 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001, the vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director of Pan American Bank since December 2007. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995. Ms. Matlin has served as the vice president of Inland Monthly Income Trust, Inc. and its business manager since August 2011. She has served as vice president of Inland Diversified Real Estate Trust, Inc. since September 2008, and the vice president of its business manager since May 2009; she also served as the president of Inland Diversified’s business manager from June 2008 to May 2009. Ms. Matlin served as vice president of administration of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from September 1998 until December 2004, vice president of administration of Inland Real Estate Corporation from March 1995 until June 2000 and trustee and executive vice president of

Inland Mutual Fund Trust from October 2001 until May 2004. Ms. Matlin also has served as the president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her bachelor degree from the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA. Ms. Matlin is a member of NAREIT, the Investment Program Association and the Real Estate Investment Securities Association.

Jack Potts, 42. Treasurer and principal financial officer, and the chief financial officer of our business manager, since February 2012. Mr. Potts previously served as our principal accounting officer and the chief accounting officer of our business manager, from September 2007 to January 2012. Mr. Potts also has served as the treasurer of Inland Monthly Income Trust, Inc., and the treasurer of its business manager, since February 2012. Prior to joining the Inland organization, from February 1998 to April 2007, Mr. Potts held various accounting and financial reporting positions with Equity Office Properties Trust, Inc., a then-publicly traded owner and manager of office properties. Mr. Potts previously worked in the field of public accounting and was a manager in the real estate division for Ernst and Young LLP. He received a bachelor degree in accounting from Michigan State University in East Lansing. Mr. Potts is a certified public accountant.

Anna Fitzgerald, 36. Principal accounting officer and chief accounting officer of our business manager since February 2012. Ms. Fitzgerald joined our business manager in January 2011 as the vice president of accounting. Prior to joining the Inland organization, she had worked as a consultant to the Company, from March 2008 to December 2010. Ms. Fitzgerald was previously employed by Equity Office Properties Trust, Inc. from October 1999 to February 2008, where she held various positions in accounting, financial reporting and treasury. She received a bachelor degree in accounting and finance from Drake University in Des Moines, Iowa. Ms. Fitzgerald is a certified public accountant.

Scott W. Wilton, 50. Secretary since October 2004. Mr. Wilton joined The Inland Group, Inc. in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton previously served as secretary of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from March 2003 to November 2005, as secretary of Inland Private Capital Corporation from May 2001 to August 2009 and as secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. from September 1998 to December 2004. Mr. Wilton is involved in all aspects of The Inland Group, Inc.’s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters and litigation management. He received bachelor degrees in economics and history from the University of Illinois, Champaign, in 1982 and his law degree from Loyola University, Chicago, Illinois, in 1985. Prior to joining The Inland Group, Inc. Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate, corporate transactions and litigation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2011.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

Compensation of Executive Officers

All of our executive officers are officers and employees, respectively, of one or more of the affiliates of our business manager and are compensated by those entities, in part, for services rendered to us. We do not separately compensate our executive officers, nor do we reimburse either our business manager or our property managers for any compensation paid to their employees who also serve as our executive officers, other than through the general fees we pay to them under the business management agreement or the property management agreements. . For the purposes of reimbursement, our corporate secretary is not considered an “executive officer”. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included in this Form 10-K a “Compensation Discussion and Analysis” or a report from our board of directors with respect to executive compensation. The fees we pay to the business manager and property managers under the business management agreement or the property management agreements are described in more detail in Item 13 of this Form 10-K.

If we decide to pay our named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable to the executive officers with respect to the current or future value of our shares.

Independent Director Compensation

We pay each of our independent directors an annual fee of $30,000, plus $1,000 for each meeting of the board attended in person and $500 for each meeting of the board attended by telephone. We also pay the chairperson of the audit committee an annual fee of $10,000, and pay each member of the audit committee $1,000 for each meeting of the audit committee attended in person and $500 for each meeting of the audit committee attended by telephone. We pay the chairperson of every other committee, including any special committee, an annual fee of $5,000, and pay each member of such committee $1,000 for each meeting of the committee attended in person and $500 for each meeting of the committee attended by telephone. We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings. In addition, on the date of each annual meeting of stockholders, we grant to each independent director then in office options to purchase 500 shares of our common stock under our independent director stock option plan. We did not hold an annual meeting during the year ended December 31, 2011.

We do not compensate any director that also is an employee of our Company, our business manager or its affiliates.

The following table further summarizes compensation earned by the independent directors for the year ended December 31, 2011.

	Fees Earned in Cash ($)	Option Awards ($) (1)	Total ($)
J. Michael Borden	61,000	—	61,000
Thomas F. Glavin	80,000	—	80,000
Thomas F. Meagher	64,000	—	64,000
Paula Saban	71,500	—	71,500
William J. Wierzbicki	58,500	—	58,500

(1)	With the exception of Mr. Glavin, each independent director had options to purchase 5,500 shares of our common stock outstanding at December 31, 2011. Mr. Glavin had options to purchase 4,500 shares of our common stock outstanding at December 31, 2011. All options have been granted pursuant to our independent director stock option plan.

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

Compensation Committee Interlocks and Insider Participation

None of our current or former officers or employees, or the current or former officers or employees of our subsidiaries, participated in any deliberations of our board of directors concerning executive officer compensation during the year ended December 31, 2011. In addition, during the year ended December 31, 2011, none of our executive officers served as a director or a member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	32,000	$9.05	43,000
Equity compensation plans not approved by security holders	—	—	—

Total:	32,000	$9.05	43,000

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

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table shows the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that are known to beneficially own more than 5% of the outstanding shares of our common stock ; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of April 1, 2012.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
J. Michael Borden, Independent Director	145,794	(3)	*
Thomas F. Glavin, Independent Director	24,804	(4)	*
Brenda G. Gujral, Director and President	8,707	(5)	*
Thomas F. Meagher, Independent Director	18,366	(6)	*
Robert D. Parks, Director and Chairman of the Board	505,522	(7)	*
Paula Saban, Independent Director	4,500	(8)	*
William J. Wierzbicki, Independent Director	5,872	(9)	*
Roberta S. Matlin, Vice President—Administration	3,109	(10)	*
Jack Potts, Treasurer and Principal Financial Officer	—		—
Anna Fitzgerald, Principal Accounting Officer	—		—
Scott W. Wilton, Secretary	4,028	(11)	*

All Directors and Officers as a group (eleven persons)	720,702		*

*	Less than 1%
(1)	The business address of each person listed in the table is c/o Inland American Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.
(2)	All fractional ownership amounts have been rounded to the nearest whole number.
(3)	Mr. Borden has sole voting and dispositive power over 135,482 shares, including 80,731 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and Mr. Borden and his wife share voting and dispositive power over 5,424 shares. Mr. Borden’s shares include vested options exercisable into 4,500 shares of common stock.
(4)	Mr. Glavin and his wife share voting and dispositive power over 21,304 shares. Mr. Glavin’s shares include vested options exercisable into 3,500 shares of common stock.
(5)	Ms. Gujral has sole voting and dispositive power over 3,130 shares. Ms. Gujral and her husband share voting and dispositive power over 5,577 shares.
(6)	Mr. Meagher has sole voting and dispositive power over all of the shares that he owns. Mr. Meagher’s shares include vested options exercisable into 4,500 shares of common stock.
(7)	Mr. Parks has sole voting and dispositive power over all 505,522 shares, which include 26,316 shares owned by Mr. Parks’ mother in the Evelyn G. Parks Survivors Trust and 27,286 shares in the Parks Family Trust, for which Mr. Parks is the trustee.
(8)	Ms. Saban has sole voting and dispositive power over all of the shares that she owns. Ms. Saban’s ownership is comprised of vested options exercisable into 4,500 shares of common stock.
(9)	Mr. Wierzbicki and his wife share voting and dispositive power over 1,372 shares. Mr. Wierzbicki’s shares include vested options exercisable into 4,500 shares of common stock.
(10)	Ms. Matlin has sole voting and dispositive power over all of the shares that she owns.
(11)	Mr. Wilton and his mother share voting and dispositive power over all 3,351 shares, and Mr. Wilton and his spouse share voting and dispositive power over 677 shares owned by Mr. Wilton’s spouse through her individual IRA.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are J. Michael Borden, Thomas F. Glavin, Brenda G. Gujral, Thomas F. Meagher, Robert D. Parks, Paula Saban and William J. Wierzbicki. As required by our charter, a majority of our directors must be “independent.” As defined by our charter, an “independent director” is a person who: (1) is not directly or indirectly associated, and has not been directly or indirectly associated within the two years prior to becoming an independent director, with the Company, IREIC or our business manager whether by ownership of, ownership interest in, employment by, any material business or professional relationship with or as an officer or director of the Company, IREIC, our business manager or any of their affiliates; (2) does not serve as a director for another REIT originated by IREIC or advised by our business manager or any of its affiliates; and (3) performs no other services for the Company, except as director.

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

Related Party Transactions

We pay our business manager, an affiliate of our sponsor, IREIC, and its affiliates various fees and compensation. The following is a summary of the fees and compensation we paid to our business manager and its affiliates during the year ended December 31, 2011.

After our stockholders have received a non-cumulative, non-compounded return of 5.0% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. We pay this fee for services provided or arranged by our business manager, such as managing our day-to-day business operations, arranging for the ancillary services provided by other affiliates and overseeing these services, administering our bookkeeping and accounting functions, consulting with our board, overseeing our real estate assets and providing other services as our board deems appropriate. For the year ended December 31, 2011, we incurred a business management fee in an amount equal to $40 million, or approximately .35% of our “average invested assets” on an annual basis. The business manager waived the remaining $75.2 million to which it was entitled under the terms of the business management agreement.

We pay Inland Investment Advisors, Inc., another affiliate of our business manager, an annual fee, paid on a monthly basis, totaling 1% of the first $1 to $5 million of marketable securities under management, 0.85% of marketable securities from $5 to $10 million, 0.75% of marketable securities from $10 to $25 million, 0.65% of marketable securities from $25 to $50 million, 0.60% of marketable securities from $50 to $100 million and 0.50% of marketable securities above $100 million. Notwithstanding the above, the total annual fees paid to Inland Investment Advisors plus the annual business management fee paid to our business manager may not exceed the amounts we may pay as the annual business management fee. For the year ended December 31, 2011, we paid fees to Inland Investment Advisors in an amount equal to approximately $1.6 million.

We also reimburse our business manager and its affiliates for all expenses that it, or any affiliate, pays or incurs on our behalf, including the salaries and benefits of persons employed by the business manager or its affiliates and performing services for us, except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the business manager. For the purposes of reimbursement, our corporate secretary is not considered an “executive officer”. For the year ended December 31, 2011, we incurred approximately $9.4 million of these costs. In addition, for any year in which we qualify as a REIT, our business manager must reimburse us for the amounts, if any, by which the total operating expenses paid during the previous year exceed the greater of 2% of the average invested assets for that year or 25% of net income for that year, subject to certain adjustments. Our total operating expenses did not exceed these limits during the year ended December 31, 2011.

Additionally, we pay the business manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company. Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property. The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest. We did not pay any acquisition fees for the year ended December 31, 2011.

We pay our property managers, entities owned principally by individuals who are affiliated with our sponsor, a monthly fee equal to up to 4.5% of the gross income of each property managed directly by the property managers, their affiliates or agents. We also pay our property managers, based on the type of property managed, a monthly oversight fee of up to 1% of the gross income from each property managed directly by entities other than our property managers, their affiliates or agents. We do not pay any oversight fees with respect to our lodging properties. Further, as is customary in the industry, we reimburse each property manager, its affiliates and agents for property-level expenses that it or they pay, such as salaries and benefit expenses for on-site employees and other miscellaneous expenses. We paid our property managers management fees of approximately $31.4 million for the year ended December 31, 2011. We did not pay any oversight fees for the year ended December 31, 2011. We also reimbursed the property managers approximately $7.7 million related to property level payroll costs.

On December 29, 2011, we entered into an agreement with the property managers, pursuant to which, among other things, the property managers agreed to reduce the monthly property management fees paid (1) in respect of triple-net lease properties, from an amount that currently ranges from 2.99% to 4.5% of the gross income generated by the applicable property each month, to 2.9% of the gross income generated by the applicable property each month and (2) in respect of bank branches, from an amount that currently ranges from 3.9% to 4.5% of the gross income generated by the applicable property each month, to 2.5% of the gross income generated by the applicable property each month. The fee reductions were applied to the applicable existing properties and will apply to any triple-net lease properties and bank branches acquired after January 1, 2012.

We pay Inland Mortgage Servicing Corporation, an affiliate of our business manager, $200 per loan per month for servicing our loans and $225 per loan per month in respect of any loans related to our lodging properties. For the year ended December 31, 2011, we paid loan servicing fees totaling approximately $586 thousand. We also pay Inland Mortgage Brokerage Corporation, another affiliate of our business manager, a fee equal to 0.2% of the principal amount of each loan placed for us. For the year ended December 31, 2011, we paid Inland Mortgage Brokerage Corporation fees totaling approximately $1.3 million.

As of December 31, 2011, we had deposited $373 thousand in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc., which is owned by The Inland Group, Inc.

The Company is party to an agreement with a limited liability company formed as an insurance association captive , which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Retail Properties of America, Inc. and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $9.6 million for the year ended December 31, 2011.

The Company held 889,820 shares of IRC valued $6.8 million as of December 31, 2011.

Policies and Procedures with Respect to Related Party Transactions

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction. All transactions described under the caption “Related Party Transactions” have been so approved by the board, including a majority of the independent directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. We believe that our general policies and procedures regarding related party transactions also are evidenced by the disclosures in this Form 10-K and our prior proxy statements under the caption “Certain Relationships and Related Transactions.” We may in the future adopt more specific written policies and procedures regarding related party transactions.

Item 14. Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLC (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2011 and 2010, respectively.

	Year ended December 31,
Description	2011	2010
Audit fees (1)	$1,283,000	$1,298,000
Audit-related fees	—	—
Tax fees (2)	567,760	248,768
All other fees (3)	—	99,500

TOTAL	$1,850,160	$1,646,268

(1)	Audit fees consist principally of fees paid for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports.
(2)	Tax fees are comprised of tax compliance fees.
(3)	Other fees relate to due diligence assistance services provided in connection with a potential investment in a joint venture.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG for the years ended December 31, 2011 and 2010, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2011 and 2010, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral
By:	Brenda G. Gujral
President and Director
Date:	April 30, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By: Name:	/s/ Robert D. Parks Robert D. Parks	Director and chairman of the board	April 30, 2012

By: Name:	/s/ Brenda G. Gujral Brenda G. Gujral	Director and president (principal executive officer)	April 30, 2012

By: Name:	/s/ Jack Potts Jack Potts	Treasurer and principal financial officer	April 30, 2012

By: Name:	/s/ Anna Fitzgerald Anna Fitzgerald	Principal accounting officer	April 30, 2012

By: Name:	/s/ J. Michael Borden J. Michael Borden	Director	April 30, 2012

By: Name:	/s/ Thomas F. Meagher Thomas F. Meagher	Director	April 30, 2012

By: Name:	/s/ Paula Saban Paula Saban	Director	April 30, 2012

By: Name:	/s/ William J. Wierzbicki William J. Wierzbicki	Director	April 30, 2012

By: Name:	/s/ Thomas F. Glavin Thomas F. Glavin	Director	April 30, 2012

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed as part of this Annual Report on Form 10-K/A.