Form 10-Q
period 2012-03-31
Inland American Real Estate Trust, Inc.
filed 2012-05-07
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

or

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

Yes ☐    No X

As of May 2, 2012 there were 874,897,323 shares of the registrant’s common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

		March 31, 2012		December 31, 2011
Assets
Investment properties:
Land	$	2,002,380	$	1,938,637
Building and other improvements		8,789,405		8,465,602
Construction in progress		356,652		323,842

Total		11,148,437		10,728,081
Less accumulated depreciation		(1,385,531)		(1,301,899)

Net investment properties		9,762,906		9,426,182
Cash and cash equivalents		162,558		218,163
Restricted cash and escrows		99,831		98,444
Investment in marketable securities		318,738		289,365
Investment in unconsolidated entities		305,986		316,711
Accounts and rents receivable (net of allowance of $9,922 and $9,488)		127,000		114,615
Intangible assets, net		313,579		326,332
Deferred costs and other assets		112,335		129,378

Total assets	$	11,202,933	$	10,919,190

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$	6,259,922	$	5,902,712
Accounts payable and accrued expenses		99,609		105,153
Distributions payable		36,500		36,216
Intangible liabilities, net		81,558		83,203
Other liabilities		135,391		128,592

Total liabilities		6,612,980		6,255,876

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding		0		0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 875,998,610 and 869,187,360 shares issued and outstanding		876		869
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)		7,825,049		7,775,880
Accumulated distributions in excess of net loss		(3,294,722)		(3,155,222)
Accumulated other comprehensive income		59,004		41,948

Total Company stockholders’ equity		4,590,207		4,663,475

Noncontrolling interests		(254)		(161)

Total equity		4,589,953		4,663,314

Total liabilities and equity	$	11,202,933	$	10,919,190

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended March 31, 2012 (unaudited)		Three months ended March 31, 2011 (unaudited)
Income:
Rental income	$	165,289	$	158,159
Tenant recovery income		24,444		23,653
Other property income		4,285		4,831
Lodging income		150,076		127,655

Total income		344,094		314,298

Expenses:
General and administrative expenses		8,872		6,614
Property operating expenses		32,240		33,418
Lodging operating expenses		99,852		83,797
Real estate taxes		25,092		25,085
Depreciation and amortization		109,475		106,183
Business manager management fee		10,000		10,000
Provision for asset impairment		10,429		6,493

Total expenses		295,960		271,590

Operating income	$	48,134	$	42,708

Interest and dividend income		4,911		5,637
Other income		342		352
Interest expense		(77,903)		(77,096)
Equity in loss of unconsolidated entities		(419)		(2,297)
Impairment of investment in unconsolidated entities		(4,200)		0
Realized gain on securities		1,423		3,996

Loss before income taxes	$	(27,712)	$	(26,700)

Income tax (expense) benefit	$	(2,498)	$	595

Net loss from continuing operations	$	(30,210)	$	(26,105)

Loss from discontinued operations, net	$	0	$	(26,298)

Net loss	$	(30,210)	$	(52,403)

Less: Net income attributable to noncontrolling interests		(73)		(2,224)

Net loss attributable to Company	$	(30,283)	$	(54,627)

Other comprehensive income (loss):
Unrealized gain on investment securities		18,331		7,449
Reversal of unrealized gain to realized gain on investment securities		(1,423)		(3,996)
Unrealized gain on derivatives		148		852

Comprehensive loss attributable to the Company	$	(13,227)	$	(50,322)

Net loss per common share, from continuing operations	$	(0.03)	$	(0.03)

Net loss per common share, from discontinued operations	$	0	$	(0.03)

Net loss per common share, basic and diluted	$	(0.03)	$	(0.06)

Weighted average number of common shares outstanding, basic and diluted		872,886,566		849,843,349

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the three months ended March 31, 2012

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total
Balance at January 1, 2012	869,187,360	$	869	$	7,775,880	$	(3,155,222)	$	41,948	$	(161)	$	4,663,314
Net income (loss)	0		0		0		(30,283)		0		73		(30,210)
Unrealized gain on investment securities	0		0		0		0		18,331		0		18,331
Reversal of unrealized gain to realized gain on investment securities	0		0		0		0		(1,423)		0		(1,423)
Unrealized gain on derivatives	0		0		0		0		148		0		148
Distributions declared	0		0		0		(109,217)		0		(166)		(109,383)
Proceeds from distribution reinvestment plan	6,811,250		7		49,169		0		0		0		49,176

Balance at March 31, 2012	875,998,610	$	876	$	7,825,049	$	(3,294,722)	$	59,004	$	(254)	$	4,589,953

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

		Three months ended March 31, 2012 (unaudited)		Three months ended March 31, 2011 (unaudited)
Cash flows from operating activities:
Net loss	$	(30,210)	$	(52,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		109,381		109,456
Amortization of above and below market leases, net		(372)		(598)
Amortization of debt premiums, discounts and financing costs		3,967		12,613
Straight-line rental income		(2,956)		(3,453)
Provision for asset impairment		10,429		27,967
Equity in loss of unconsolidated entities		419		2,297
Distributions from unconsolidated entities		3,061		1,425
Impairment of investment in unconsolidated entities		4,200		0
Realized gain on securities		(1,423)		(3,996)
Other non-cash adjustments		106		648
Changes in assets and liabilities:
Accounts and rents receivable		(5,461)		(5,519)
Deferred costs and other assets		679		(4,767)
Accounts payable and accrued expenses		(12,834)		(12,557)
Other liabilities		6,939		6,189

Net cash flows provided by operating activities		85,925		77,302

Cash flows from investing activities:
Purchase of investment properties		(194,514)		(61,261)
Acquired in-place and market lease intangibles, net		(4,526)		(5,165)
Capital expenditures and tenant improvements		(21,182)		(14,269)
Investment in development projects		(23,646)		(16,426)
Sale of investment properties		0		10,848
Purchase of investment securities		(19,195)		(19,470)
Sale of investment securities		8,154		21,404
Investment in unconsolidated entities		(49)		(98)
Distributions from unconsolidated entities		3,093		9,540
Payment of leasing fees		(1,358)		(1,900)
Payments from notes receivable		7		22
Restricted escrows and other assets		(6,809)		1,645

Net cash flows used in investing activities		(260,025)		(75,130)

Cash flows from financing activities:
Proceeds from the distribution reinvestment program		49,176		49,998
Distributions paid		(108,933)		(106,061)
Proceeds from mortgage debt and notes payable		326,392		56,246
Payoffs of mortgage debt		(170,742)		(100,585)
Principal payments of mortgage debt		(10,462)		(9,298)
Proceeds from (paydown of) margin securities debt, net		36,303		(5,812)
Payment of loan fees and deposits		(3,073)		(1,559)
Distributions paid to noncontrolling interests		(166)		(123)
Distributions paid to noncontrolling redeemable interests		0		(2,311)

Net cash flows provided by (used in) financing activities		118,495		(119,505)

Net decrease in cash and cash equivalents		(55,605)		(117,333)
Cash and cash equivalents, at beginning of period		218,163		267,707

Cash and cash equivalents, at end of period	$	162,558	$	150,374

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Three months ended March 31, 2012 (unaudited)		Three months ended March 31, 2011 (unaudited)
Supplemental disclosure of cash flow information:

Purchase of investment properties	$(373,781)	$	(61,689)
Tenant and real estate tax liabilities assumed at acquisition, net	492		428
Assumption of mortgage debt at acquisition	180,000		0
Non-cash discount of mortgage debt assumed	(5,746)		0
Assumption of lender held escrows	$4,521		0

	$(194,514)	$	(61,261)

Cash paid for interest, net capitalized interest of $2,790 and $2,481	$70,944	$	75,731

Supplemental schedule of non-cash investing and financing activities:

Property acquired through exchange of notes receivable	$0	$	20,000

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2011, which are included in the Company’s 2011 Annual Report on Form 10-K, as amended, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

(1) Organization

Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail, office, industrial, multi-family (both conventional and student housing), and lodging properties, located in the United States.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

At March 31, 2012, the Company owned a portfolio of 970 commercial real estate properties compared to 983 properties at March 31, 2011. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	727	22,651,912 square feet
Lodging	100	17,899 rooms
Office	43	10,244,813 square feet
Industrial	74	16,377,450 square feet
Multi-Family	26	9,563 units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2012. Refer to the Company’s 2011 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the three months ended March 31, 2012 and 2011, the Company incurred $590 and $227, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity during the three months ended March 31, 2012.

Segment	Property	Date			Gross Acquisition Price	Sq Ft/Units/Rooms
Lodging	Marriott-San Francisco Airport	3/23/2012		$	108,000	685 rooms
Lodging	Hilton St. Louis Downtown	3/23/2012			22,600	195 rooms
Lodging	Renaissance Arboretum – Austin, TX	3/23/2012			103,000	492 rooms
Lodging	Renaissance Waverly – Atlanta, GA	3/23/2012			97,000	521 rooms
Lodging	Marriott Griffin Gate Resort & Spa – Lexington, KY	3/23/2012			62,500	409 rooms
Retail	Tomball Town Center Outparcel	3/30/2012			3,000	6,541 square feet

Total			$		396,100

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

For properties acquired during the three months ended March 31, 2012, the Company recorded revenue of $3,223 and property net income of $803 not including related expensed acquisition costs.

(4) Discontinued Operations

The Company has presented separately as discontinued operations the results of operations for all disposed assets in consolidated operations. The Company disposed of no assets for the three months ended March 31, 2012 and 2011. Although, for the three months ended March 31, 2011, we recorded a loss of $26,298 from discontinued operations due to the disposition of 26 properties from April to December 2011. The components of the Company’s discontinued operations are presented below, which include the results of operations for the three months ended March 31, 2011 in which the Company owned such assets.

		Three months ended March 31, 2011
Revenues	$	12,095
Expenses		38,393

Loss from discontinued operations, net	$	(26,298)

Expenses from discontinued operations include impairments of $21,474 for the three months ended March 31, 2011.

(5) Investment in Partially Owned Entities

Consolidated Entities

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities’ agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of March 31, 2012 due to the outside owners reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.

For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations.

		As of March 31, 2012		As of December 31, 2011
Net investment properties	$	116,295	$	117,235
Other assets		8,934		9,167

Total assets		125,229		126,402
Mortgages, notes and margins payable		(84,690)		(84,823)
Other liabilities		(49,714)		(49,073)

Total liabilities	$	(134,404)	$	(133,896)

Net assets	$	(9,175)	$	(7,494)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

Unconsolidated Entities

The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company’s Form 10-K for the year ended December 31, 2011 for details of each unconsolidated entity.

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

Entity	Description	Ownership %	Investment at March 31, 2012		Investment at December 31, 2011
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%(a)	$19,311	$	26,508
Cobalt Industrial REIT II	Industrial portfolio	36%	111,787		113,623
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	36,076		36,218
Brixmor/IA JV, LLC	Retail Shopping Centers	(b)	101,886		103,567
Other Unconsolidated Entities	Various Real Estate investments	Various	36,926		36,795

			$305,986	$	316,711

(a)	On August 10, 2007, the Company entered a joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC (“LMLP GP”), for the purpose of directly or indirectly acquiring, financing, holding for investment, operating, and leasing real estate assets as acquired by the joint venture. The Company’s capital contribution was approximately $220,500 and LMLP’s contribution was approximately $39,000. LMLP GP is the general partner who manages investments and day-to-day affairs of the venture, and the Company and LMLP are limited partners.

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

On February 21, 2012, the Company delivered to LMLP its right of first offer under the partnership agreement with Net Lease Strategic Asset Fund, LP. Pursuant to the notice, the Company requested the venture sell the assets for a purchase price of $548,706. On February 20 and 21, 2012, LMLP delivered notice to the Company to exercise the buy/sell option under the partnership agreement and provided the price of $213,014 at which they would be willing to purchase the assets. If the right of first offer is not accepted, the partnership agreement allows a third party buyer to be sought. For the year ended December 31, 2011, the Company valued the equity interest in part based on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in the valuation of the Company’s investment in the entity as of December 31, 2011 at $26,508 and an impairment charge for the year ended December 31, 2011 of $113,621.

On April 27, 2012, the Company and LMLP entered into an Agreement Regarding Disposition of Property and Other Matters (“Disposition Agreement”). Pursuant to this agreement, the right of first offer and buy/sell option previously delivered by the Company and LMLP, respectively, are deemed to have no force or effect. Under the Disposition Agreement, the Company must provide written notice by September 17, 2012 to LMLP to either (1) buy LMLP’s interest in Net Lease Strategic Asset Fund L.P. for $219,838 less any distributions to LMLP from April 27, 2012 to October 1, 2012 or (2) sell the Company’s interest in the venture for $14,374 less any distributions to the Company from April 27, 2012 to October 1, 2012. For the three months ended March 31, 2012, the Company valued the equity interest in part based on the

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in the valuation of the Company’s investment in the entity as of March 31, 2012 at $19,311 and an additional impairment charge for the three months ended March 31, 2012 of $4,200.

(b)	The company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

For the three months ended March 31, 2012 and 2011, the Company recorded impairment of its unconsolidated entities of $4,200 and $0, respectively.

Combined Financial Information

The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

		March 31, 2012		December 31, 2011
		(dollars in thousands)		(dollars in thousands)
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$	2,033,074	$	1,949,035
Other assets		371,464		485,887

Total Assets	$	2,404,538	$	2,434,922

Liabilities and Equity:
Mortgage debt	$	1,372,755	$	1,402,462
Other liabilities		115,751		94,361
Equity		916,032		938,094

Total Liabilities and Equity	$	2,404,538	$	2,434,917

Company’s share of equity	$	296,837	$	307,684
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,387 and $1,372, respectively)		9,149		9,027

Carrying value of investments in unconsolidated entities	$	305,986	$	316,711

		Three months ended March 31, 2012		Three months ended March 31, 2011
		(dollars in thousands)		(dollars in thousands)
Statements of Operations:
Revenues	$	60,261	$	89,379

Expenses:
Interest expense and loan cost amortization	$	17,589	$	27,768
Depreciation and amortization		25,371		30,513
Operating expenses, ground rent and general and administrative expenses		19,796		43,880

Total expenses	$	62,756	$	102,161
Net loss before loss on sale of real estate	$	(2,495)	$	(12,782)
Loss on sale of real estate		0		25

Net loss	$	(2,495)	$	(12,757)

Company’s share of:
Net loss, net of excess basis depreciation of $85 and $95	$	(419)	$	(2,297)
Depreciation and amortization (real estate related)	$	15,590	$	12,332

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

The unconsolidated entities had total third party debt of $1,372,755 at March 31, 2012 that matures as follows:

2012	$	227,335
2013		173,087
2014		139,152
2015		119,773
2016		33,318
Thereafter		680,090

	$	1,372,755

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2012 and 2011.

				For the three months ended				Unpaid amounts as of
				March 31, 2012		March 31, 2011		March 31, 2012		December 31, 2011
General and administrative:
General and administrative reimbursement	(a	)	$	2,802	$	1,954	$	3,623	$	2,734
Loan servicing	(b	)	$	158	$	147	$	11	$	0
Investment advisor fee	(c	)	$	436	$	382	$	290	$	135

Total general and administrative to related parties			$	3,396	$	2,483	$	3,924	$	2,869

Property management fees	(d	)	$	7,318	$	7,843	$	23	$	(178)
Business manager management fee	(e	)	$	10,000	$	10,000	$	10,000	$	10,000
Loan placement fees	(f	)	$	777	$	103	$	0	$	0

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of March 31, 2012 and December 31, 2011 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provides loan servicing to the Company for an annual fee. The loan servicing fees are 200 dollars per month, per loan for the Company’s non-lodging properties and 225 dollars per month, per loan for the Company’s lodging properties.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)

The property managers, entities owned principally by individuals who are related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services. In addition, the property managers are entitled to receive an oversight fee of 1% of gross operating income (as defined, provided, however, that (1) for triple-net lease properties, the property managers are entitled to monthly fees equal to 2.9% of the gross income generated by the applicable property each month and (2) for bank branches, the property managers are entitled to monthly fees equal to 2.5% of the gross income generated by the applicable property each month) in operating companies purchased by the Company. Effective January 1, 2012, the Company entered into extension agreements with the property managers to extend the term through June 30, 2012. In consideration for these extensions, the property managers have agreed to reduce the monthly property management fee paid in respect to triple-net lease properties and bank branches as noted above. Unpaid amounts as of March 31, 2012 and December 31, 2011 are included in other liabilities on

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

the consolidated balance sheets. In addition to the fee, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $3,553 and $3,819 for the three months ended March 31, 2012 and 2011, respectively.

(e)	After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the three months ended March 31, 2012 and 2011, average invested assets were $11,398,118 and $11,321,686, respectively. The Company incurred a business management fee of $10,000 and $10,000, which is equal to .09%, and .09% of average invested assets for the three months ended March 31, 2012 and 2011, respectively. The Business Manager waived the remaining fee of $18,495 and $18,304 for these respective periods.

(f)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of March 31, 2012 and December 31, 2011, the Company had deposited $374 and $373, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Retail Properties of America, Inc. and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $2,931 and $2,328 for the three months ended March 31, 2012 and 2011, respectively.

In addition, the Company held 899,820 shares of IRC valued at $7,981 as of March 31, 2012. As of December 31, 2011, the Company held 889,820 shares of IRC valued at $6,848.

(7) Investment in Marketable Securities

Investment in marketable securities of $318,738 and $289,365 at March 31, 2012 and December 31, 2011, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $257,596 and $245,131 at March 31, 2012 and December 31, 2011, respectively.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income of $61,142 and $44,234, which includes gross unrealized losses of $5,281 and $9,990 as of March 31, 2012 and December 31, 2011, respectively.

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the three months ended March 31, 2012 and 2011, the Company did not record any impairment for other-than-temporary declines on available-for-sale securities.

Dividend income is recognized when earned. During the three months ended March 31, 2012 and 2011, dividend income of $4,596 and $4,024, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

(8) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of March 31, 2012 and December 31, 2011 were $6,137,783 and $5,812,595 and had a weighted average interest rate of 5.2% and 5.2% per annum, respectively. Mortgage premium and discount, net was a discount of $35,022 and $30,741 as of March 31, 2012 and December 31, 2011. As of March 31, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047, as follows:

Maturity Date		As of March 31, 2012	Weighted average annual interest rate
2012	$	402,396	3.57%
2013	$	1,011,142	4.74%
2014	$	607,235	4.28%
2015	$	578,148	5.01%
2016	$	786,454	5.49%
Thereafter	$	2,752,408	5.74%

The Company is negotiating refinancing debt maturing in 2012 and 2013 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2012 and 2013, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt, approximately $555,211 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2012, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $102,853. The loans are collateralized by the underlying properties with a carrying value of $71,923. None of the loans are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $5,310 in 2012, $9,757 in 2016 and $75,686 in 2017.

The Company has purchased a portion of its securities through margin accounts. As of March 31, 2012 and December 31, 2011, the Company has recorded a payable of $157,161 and $120,858, respectively, for securities purchased on margin. At March 31, 2012 and December 31, 2011, this rate was 0.592% and 0.621%. Interest expense in the amount of $199 and $85 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2012 and 2011, respectively.

(9) Derivatives

As of March 31, 2012, in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $233,852. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps were considered highly effective as of March 31, 2012 and December 31, 2011. The change in the fair value of the Company’s swaps as reflected in other comprehensive income was $148 and $852 for the three months ended March 31, 2012 and 2011, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

The following table summarizes interest rate swap contracts outstanding as of March 31, 2012 and December 31, 2011:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index		Notional Amount		Fair Value as of March 31, 2012		Fair Value as of December 31, 2011
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	$	33,062	$	(985)	$	(1,156)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR		N/A		0		(10)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR		N/A		0		(22)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR		29,727		(200)		(181)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		26,285		(126)		(121)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR		22,864		(109)		(105)
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR		56,702		(366)		(481)
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR		56,702		(266)		(130)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR		8,510		(84)		(78)

					$	233,852	$	(2,136)	$	(2,284)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $0 and $(37) of ineffectiveness expense during the three months ended March 31, 2012 and 2011, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the three months ended March 31, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships		Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Three Months Ended March 31,					Three Months Ended March 31,					Three Months Ended March 31,
		2012		2011			2012		2011			2012		2011
Interest Rate Products	$	148	$	852	Interest expense	$	625	$	(1,229)	Interest expense	$	0	$	(37)

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

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

Recurring Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

		Fair Value Measurements at March 31, 2012
Description		Using Quoted Prices in Active Markets for Identical Assets (Level 1)		Using Significant Other Observable Inputs (Level 2)		Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$	297,500	$	0	$	0
Real estate related bonds		0		21,238		0

Total assets	$	297,500	$	21,238	$	0

Derivative interest rate instruments	$	0	$	(2,136)	$	0

Total liabilities	$	0	$	(2,136)	$	0

		Fair Value Measurements at December 31, 2011
Description		Using Quoted Prices in Active Markets for Identical Assets (Level 1)		Using Significant Other Observable Inputs (Level 2)		Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$	274,274	$	0	$	0
Real estate related bonds		0		15,091		0

Total assets	$	274,274	$	15,091	$	0

Derivative interest rate instruments	$	0	$	(2,284)	$	0

Total liabilities	$	0	$	(2,284)	$	0

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

Level 1

At March 31, 2012 and December 31, 2011, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

Level 2

To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivatives, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2012 and December 31, 2011, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Non-Recurring Measurements

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three months ended March 31, 2012 and 2011. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended March 31, 2012				For the three months ended March 31, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Losses		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Losses
Investment properties	$142,637	$	10,429	$	67,250	$	27,967
Investment in unconsolidated entity	$19,311	$	4,200	$	0	$	0

Total	$161,948	$	14,629	$	67,250	$	27,967

The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.25% to 9.00% and discount rates ranging from 7.50% to 8.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the three months ended March 31, 2012, the Company identified certain properties which may have a reduction in the expected holding period and the Company reviewed the probability of these assets’ dispositions. For the three months ended March 31, 2012 and 2011, the impairment of the investment properties was $10,429 and $27,967, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $21,474 is included in discontinued operations for the three months ended March 31, 2012 and 2011, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

The Company’s estimated fair value relating to the investment in unconsolidated entity’s impairment analysis was in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 8.00% to 11.25% and discount rates ranging from 10.00% to 11.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. These factors resulted in the valuation of the Company’s investment in the entity at $19,311 and an impairment charge of $4,200 for the three months ended March 31, 2012. There were no impairments to investment in unconsolidated entities recorded for the three months ended March 31, 2011.

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$6,137,783	$5,983,359	$5,812,595	$5,524,022
Margins payable	$157,161	$157,161	$120,858	$120,858

The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 5.57% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

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

The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company’s hotels are leased to certain of the Company’s taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the three months ended March 31, 2012 and 2011, an income tax (expense) benefit of $(2,498) and $595 was included on the consolidated statements of operations and other comprehensive income.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

For the three months ended March 31, 2012, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks and approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2012.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	161,995	$	35,756	$	80,030	$	22,112	$	0	$	24,097
Straight-line rents		2,922		818		1,415		584		0		105
Amortization of acquired above and below market leases, net		372		33		406		(67)		0		0

Total rental income	$	165,289	$	36,607	$	81,851	$	22,629	$	0	$	24,202

Tenant recovery income		24,444		6,489		16,940		930		0		85
Other property income		4,285		933		669		492		0		2,191
Lodging income		150,076		0		0		0		150,076		0

Total income	$	344,094	$	44,029	$	99,460	$	24,051	$	150,076	$	26,478

Operating expenses	$	157,184	$	10,899	$	24,714	$	2,080	$	107,003	$	12,488
Net property operations	$	186,910	$	33,130	$	74,746	$	21,971	$	43,073	$	13,990

Non allocated expenses (a)	$	(128,347)
Other income and expenses (b)	$	(73,725)
Equity in loss of unconsolidated entities (c)	$	(4,619)
Provision for asset impairment	$	(10,429)

Net loss from continuing operations	$	(30,210)

Net income attributable to noncontrolling interests	$	(73)

Net loss attributable to Company	$	(30,283)

Balance Sheet Data:
Real estate assets, net (d)	$	9,720,481	$	1,548,516	$	3,765,949	$	901,740	$	2,749,018	$	755,258
Non-segmented assets (e)	$	1,482,452

Total Assets	$	11,202,933

Capital expenditures	$	20,282	$	10	$	5,114	$	1,106	$	13,439	$	613

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain on securities, net, and income tax expense.
(c)	Loss from unconsolidated entities consists of equity losses in earning of unconsolidated entities and impairment of investment in unconsolidated entities.
(d)	Real estate assets includes net intangibles.
(e)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

(unaudited)

The following table summarizes net property operations income by segment for the three months ended March 31, 2011.

		Total		Office		Retail		Industrial		Lodging		Multi- Family
Property rentals	$	154,003	$	36,540	$	73,834	$	21,206	$	0	$	22,423
Straight-line rents		3,378		1,315		1,012		997		0		54
Amortization of acquired above and below market leases, net		778		(77)		924		(69)		0		0

Total rental income	$	158,159	$	37,778	$	75,770	$	22,134	$	0	$	22,477

Tenant recovery income		23,653		6,340		16,389		808		0		116
Other property income		4,831		1,059		1,746		22		0		2,004
Lodging income		127,655		0		0		0		127,655		0

Total income	$	314,298	$	45,177	$	93,905	$	22,964	$	127,655	$	24,597

Operating expenses	$	142,300	$	11,508	$	26,445	$	2,265	$	90,248	$	11,834
Net property operations	$	171,998	$	33,669	$	67,460	$	20,699	$	37,407	$	12,763

Non allocated expenses (a)	$	(122,797)
Other income and expenses (b)	$	(66,516)
Equity in loss of unconsolidated entities	$	(2,297)
Provision for asset impairment	$	(6,493)

Net loss from continuing operations	$	(26,105)

Net loss from discontinued operations	$	(26,298)

Net loss	$	(52,403)

Net income attributable to noncontrolling interests	$	(2,224)

Net loss attributable to Company	$	(54,627)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain on securities, and income tax benefit.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

March 31, 2012

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

The basic and diluted weighted average number of common shares outstanding was 872,886,566 and 849,843,349 for the three months ended March 31, 2012 and 2011, respectively.

(14) Commitments and Contingencies

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of March 31, 2012, the Company has funded $46,093 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of March 31, 2012.

The Company has learned that the SEC is conducting a non-public, formal, fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws regarding the business manager fees, property management fees, transactions with affiliates, timing and amount of distributions paid to investors, determination of property impairments, and any decision regarding whether the Company might become a self-administered REIT. The Company has not been accused of any wrongdoing by the SEC. The Company also has been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. The Company has been cooperating fully with the SEC.

The Company cannot reasonably estimate the timing of the investigation, nor can the Company predict whether or not the investigation might have a material adverse effect on the business.

Inland American Business Manager & Advisor, Inc. has offered to the Company’s board of directors that, to the fullest extent permitted by law, it will reduce the business management fee in an aggregate amount necessary to reimburse the Company for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by the Company, or fees and costs otherwise covered by insurance. On May 4, 2012, Inland American Business Manager & Advisor, Inc. forwarded a letter to the Company that memorializes this arrangement.

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

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

(15) Subsequent Events

Subsequent to March 31, 2012, the Company disposed of 29 retail bank branches for $26,488, resulting in a gain.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2012, as amended. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners or borrowers subject under our notes receivable, including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We anticipate maintaining a sustainable distribution rate funded by our operations. We intend to dispose of assets we determine to be less strategic and reinvest the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders. Another strategy we will continue to employ to achieve these objectives, is actively seeking to lease space at favorable rates, controlling expenses, and maintaining strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the three months ended March 31, 2012 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates through the remainder of 2012. We expect to see increased same store operating performance in our lodging and multi-family segments through the remainder of 2012. The lodging industry is expected to have positive growth for 2012 and the rental growth is projected to continue for the multi-family properties in 2012. Our retail, office and industrial portfolios are expected to maintain high occupancy and have limited lease rollover in the coming years. We believe the retail and industrial segments same store income will be consistent with 2011 results. We do expect to see lower income in the office segment compared to 2011 results. We believe we will be maintain our cash distribution in 2012 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

2012 First Quarter Highlights

•

We continue to refine our portfolio. During the first quarter, we acquired five upper upscale lodging properties consisting of 2,302 rooms for a gross acquisition price of $393.1 million. In April of 2012, we disposed of 29 retail bank branches for $26.5 million, resulting in a gain.

•	We successfully completed debt refinancings of approximately $270 million and have maintained a weighted average interest rate of 5.2% per annum.
•

Effective January 1, 2012, we executed an extension agreement with the property managers to extend the term of our property management agreements through June 30, 2012. In consideration for the extensions, the managers have agreed to reduce the monthly property management fees paid (1) for triple-net lease properties, from an amount that previously had ranged from 2.99% to 4.5% of gross income to a lower fee of 2.9% of gross income and (2) for bank branches, from an amount that previously had ranged from 3.9% to 4.5% of gross income to a lower fee of 2.5% of gross income.

•	First Quarter Operating Results on a Same Store Basis (in thousands):

	Net operating income for the three months ended		Increase (decrease)	Increase (decrease)	Economic Occupancy as of March 31, 2012	Economic Occupancy as of March 31, 2011
	March 31, 2012	March 31, 2011
Retail	$68,502	$68,402	$100	0.1%	93%	94%
Lodging	38,570	37,105	1,465	3.9%	68%	67%
Office	32,506	33,179	(673)	(2.0)%	90%	92%
Industrial	20,964	20,880	84	0.4%	92%	95%
Multi-Family	13,348	12,455	893	7.2%	94%	93%

	$173,890	$172,021	$1,869	1.1%

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2012 and 2011. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three months ended March 31, 2012 and 2011, respectively, are referred to herein as “same store” properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Operating Income and Expenses:

		Three months ended March 31, 2012		Three months ended March 31, 2011		2012 Increase (decrease) from 2011
Income:
Rental income	$	165,289	$	158,159	$	7,130
Tenant recovery income		24,444		23,653		791
Other property income		4,285		4,831		(546)
Lodging income		150,076		127,655		22,421
Operating Expenses:
Lodging operating expenses	$	99,852	$	83,797	$	16,055
Property operating expenses		32,240		33,418		(1,178)
Real estate taxes		25,092		25,085		7
Provision for asset impairment		10,429		6,493		3,936
General and administrative expenses		8,872		6,614		2,258
Business manager management fee		10,000		10,000		0

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

•

The overall increase in property revenues for the three months ended March 31, 2012 over the same period in 2011 was primarily due to the seven retail properties the Company acquired in the second and third quarter of 2011. On a same store basis, consolidated property revenues amounted to $182,089 for the three months ended March 31, 2012 compared to $183,808 for the three months ended March 31, 2011, which was less than a 1% change. Same store property operating expenses amounted to $46,769 for the three months ended March 31, 2012 compared to $48,892 for the three months ended March 31, 2011, which was a 4% decrease.

Lodging Income and Operating Expenses

Our lodging properties generate revenue through sales of rooms and associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•

Lodging income increased in the three months ended March 31, 2012 as a result of the three hotels acquired in 2011, starting in February and throughout the year, as well as the five hotels acquired in March 2012. As expected, lodging operating expense increased correspondingly to lodging income.

Provision for Asset Impairment

•

For the three months ended March 31, 2012, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $10,429, to reduce the book value of certain of our investment properties to their fair values. For the three months ended March 31, 2011, we impaired a total of eight properties. One property impairment of $6,493 was included in the consolidated statement of operations in continuing operations and the remaining seven property impairments of $21,474 were included in discontinued operations as those properties were disposed of by December 31, 2011.

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

•

We incurred a business management fee of $10,000 and $10,000, which is equal to .09%, and .09% of average invested assets, and the business manager waived the remaining fee of $18,495 and $18,304 to which it was entitled under the agreement for the three months ended March 31, 2012 and 2011, respectively. There is no assurance that our business manager will continue to forego or defer all or a portion of its business management fee.

•

The increase in general and administrative expense from the three months ended March 31, 2012 to the three months ended March 31, 2011 was primarily a result of an increase in acquisition expenses and legal costs, as well an increase in reimbursable expenses as a result of a shift in personnel from our property managers to our business manager. The personnel costs for these persons were not reimbursable under the agreements with our property managers, but are reimbursable in accordance with the reimbursement provisions of the business management agreement.

Non-Operating Income and Expenses:

		Three months ended March 31, 2012		Three months ended March 31, 2011		2012 Increase (decrease) from 2011
Non-operating income and expenses:
Interest and dividend income	$	4,911	$	5,637	$	(726)
Other income		342		352		(10)
Interest expense		(77,903)		(77,096)		(807)
Equity in loss of unconsolidated entities		(419)		(2,297)		1,878
Impairment of investment in unconsolidated entities		(4,200)		0		(4,200)
Realized gain on securities		1,423		3,996		(2,573)
Loss from discontinued operations, net		0		(26,298)		26,298

Interest Expense

•

The principal amount of mortgage debt financings increased from $5,468,570 to $6,137,783 comparing March 31, 2011 to March 31, 2012. Interest expense for the three months ended March 31, 2011 was offset by fully amortizing $10,368 of a mark to market mortgage discount on three properties. The recognition of the $10,368 discount was recorded as a result of the properties’ mortgage loans, totaling $63,955, being in default as of March 31, 2011. The weighted average interest rate was 5.2% for both periods.

Impairment of Investment in Unconsolidated Entities

•

On February 21, 2012, we delivered to Lexington Master Limited Partnership (“LMLP”), our joint venture partner for the Net Lease Strategic Assets Fund LP joint venture, a right of first offer under the partnership agreement. On February 20 and 21, 2012, LMLP delivered notice to us to exercise the buy/sell option under the partnership agreement. For the year ended December 31, 2011, we valued the equity interest and recorded an initial impairment of $113,621. On April 27, 2012, we entered into a disposition agreement with LMLP. Pursuant to this agreement, the right of first offer and buy/sell option previously delivered by us and LMLP, respectively, are deemed to have no force or effect. Under the agreement, we must provide written notice by September 17, 2012 to LMLP to either (1) buy LMLP’s interest in Net Lease Strategic Asset Fund L.P. for $219,838 less any distributions to LMLP from April 27, 2012 to October 1, 2012 or (2) sell our interest in the venture for $14,374 less any distributions to us from April 27, 2012 to October 1, 2012. We valued the equity interest in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. For the three months ended March 31, 2012, we recorded an additional impairment of $4,200 on our investment in unconsolidated entities related to the Net Lease Strategic Assets Fund LP joint venture. The impairment reduced our investment in the Net Lease Strategic Assets Fund LP joint venture to $19,311 as of March 31, 2012. For the three months ended March 31, 2011, we did not record any impairment of investment in unconsolidated entities.

Discontinued Operations

•

There were no dispositions for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recorded a loss of $26,298 from discontinued operations due to the disposition of 26 properties from April to December 2011. The loss from discontinued operations was primarily comprised of a provision for asset impairment of $21,474.

Segment Reporting

An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 944 of our investment properties satisfied the criteria of being owned for the entire three months ended March 31, 2012 and 2011, respectively, and are referred to herein as “same store” properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2012 and 2011. The base rental rates reflected in retail, office, industrial, and multi-family are exclusive of tenant improvements and lease commissions. For the three months ended March 31, 2012, these costs associated with leasing space were not material.

Retail Segment

Our retail segment net operating income on a same store basis remained stable for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 with a slight increase of less than 1.0%, up $68,502 from $68,402. Although same store average economic occupancy decreased by 1% from 94% for the three months ended March 31, 2011 to 93% for the three months ended March 31, 2012, operating expenses decreased 11% due to lower snow removal cost and a decrease in management fees related to the rate decrease effective January 1, 2012.

	Total Retail Properties
	As of March 31,
	2012		2011
Retail Properties
Physical occupancy	93%		93%
Economic occupancy	94%		94%
Base rent per square foot	$15.04	$	15.13
Gross investment in properties	$4,350,340	$	4,219,442

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot ($)
2012	319	1,171,458	18,208	5.5%	5.4%	15.54
2013	344	1,336,718	21,909	6.3%	6.5%	16.39
2014	318	2,001,120	29,073	9.4%	8.7%	14.53
2015	340	2,364,180	29,710	11.1%	8.9%	12.57
2016	311	1,863,595	27,282	8.8%	8.2%	14.64
Thereafter	1,217	12,524,340	208,470	58.9%	62.3%	16.65

	2,849	21,261,411	334,652	100%	100%	15.74

We have staggered our lease expirations so that we can manage lease rollover. The average percentage of leases expiring over the next five years is less than 10%.

Comparison of three months ended March 31, 2012 and 2011

The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire three months ended March 31, 2012 and 2011.

Retail		For the three months ended March 31, 2012						For the three months ended March 31, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Company Change Favorable/ (Unfavorable)
		Same Store Portfolio		Non-Same Store		Total Company		Same Store Portfolio		Non-Same Store		Total Company		Amount	%		Amount	%
Revenues:
Rental income	$	74,891	$	6,960	$	81,851	$	74,940	$	830	$	75,770	$	(49)	(0.1)%	$	6,081	8.0%
Tenant recovery income		15,243		1,697		16,940		15,976		413		16,389		(733)	(4.6)%		551	3.4%
Other property income		869		(200)		669		1,741		5		1,746		(872)	(50.1)%		(1,077)	(61.7)%

Total revenues	$	91,003	$	8,457	$	99,460	$	92,657	$	1,248	$	93,905	$	(1,654)	(1.8)%	$	5,555	5.9%

Expenses:
Property operating expenses	$	12,999	$	1,285	$	14,284	$	14,671	$	706	$	15,377	$	1,672	11.4%	$	1,093	7.1%
Real estate taxes		9,502		928		10,430		9,584		1,484		11,068		82	0.9%		638	5.8%

Total operating expenses	$	22,501	$	2,213	$	24,714	$	24,255	$	2,190	$	26,445	$	1,754	7.2%	$	1,731	6.5%

Net operating income	$	68,502	$	6,244	$	74,746	$	68,402	$	(942)	$	67,460	$	100	0.1%	$	7,286	10.8%

Average occupancy for the period		93%		N/A		93%		94%		N/A		94%
Number of Properties		716		11		727		716		6		722

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

On a same store basis, net operating income increased 4% for the three months ended March 31, 2011 to March 31, 2012, from $37,105 to $38,570, which was a result of increased RevPar, ADR and Occupancy. Specifically, we saw these key metrics grow 4%, 3%, and 1%, respectively, for the three months ended March 31, 2011 to March 31, 2012. The seasonality of our lodging segment results in lower revenue and operating income during the first and fourth quarters. We anticipate the operating performance of our lodging portfolio to increase in the second and third quarters of 2012.

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

	Total Lodging Properties
	For the three months ended March 31,
Lodging Properties	2012		2011
Revenue per available room	$83	$	80
Average daily rate	$123	$	119
Occupancy	68%		67%
Gross investment in properties as of March 31,	$3,304,224	$	2,892,123

Comparison of three months ended March 31, 2012 and 2011

The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire three months ended March 31, 2012 and 2011.

Lodging		For the three months ended March 31, 2012						For the three months ended March 31, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Company Change Favorable/ (Unfavorable)
		Same Store Portfolio		Non-Same Store		Total Company		Same Store Portfolio		Non-Same Store		Total Company		Amount	%		Amount	%
Revenues:
Lodging operating income	$	130,478	$	19,598	$	150,076	$	126,022	$	1,633	$	127,655	$	4,456	3.5%	$	22,421	17.6%

Expenses:
Lodging operating expenses	$	85,373	$	14,479	$	99,852	$	82,471	$	1,326	$	83,797	$	(2,902)	(3.5)%	$	(16,055)	(19.2)%
Real estate taxes		6,535		616		7,151		6,446		5		6,451		(89)	(1.4)%		(700)	(10.9)%

Total operating expenses	$	91,908	$	15,095	$	107,003	$	88,917	$	1,331	$	90,248	$	(2,991)	(3.4)%	$	(16,755)	(18.6)%

Net operating income	$	38,570	$	4,503	$	43,073	$	37,105	$	302	$	37,407	$	1,465	3.9%	$	5,666	15.1%

Average occupancy for the period		68%		N/A		68%		67%		N/A		67%
Number of Properties		92		8		100		92		1		93

Office Segment

Our office portfolio has remained consistent. On a same store basis, net operating income decreased 2% from $33,179 to $32,506 from the three months ended March 31, 2011 to the three months ended March 31, 2012. For the same comparative periods, rental income is down 3%. This correlation can be attributed to a decrease in occupancy, select rent reductions, and vacancies reflected in the quarter.

Although we see market rates continuing to decrease from the current rates, occupancy is stable at 92% with limited lease rollover in the next three to four years. During 2016, 67% of the lease expiration relates to one property, with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market.

		Total Office Properties
		As of March 31,
		2012		2011
Office Properties
Physical occupancy		92%		94%
Economic occupancy		92%		94%
Base rent per square foot	$	15.27	$	15.25
Gross investment in properties	$	1,926,138	$	2,023,611

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot ($)
2012	25	306,078	4,776	3.2%	3.0%	15.60
2013	32	652,945	12,292	6.9%	7.8%	18.83
2014	51	233,791	3,938	2.5%	2.5%	16.84
2015	44	396,109	7,794	4.2%	4.9%	19.68
2016	38	2,546,212	41,409	26.9%	26.2%	16.26
Thereafter	79	5,324,812	87,938	56.3%	55.6%	16.51

	269	9,459,947	158,147	100%	100%	16.72

Comparison of three months ended March 31, 2012 and 2011

The table below represents operating information for the office segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the three months ended March 31, 2012 and 2011.

Office		For the three months ended March 31, 2012						For the three months ended March 31, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Company Change Favorable/ (Unfavorable)
		Same Store Portfolio		Non-Same Store		Total Company		Same Store Portfolio		Non-Same Store		Total Company		Amount	%		Amount	%
Revenues:
Rental income	$	35,722	$	885	$	36,607	$	36,912	$	866	$	37,778	$	(1,190)	(3.2)%	$	(1,171)	(3.1)%
Tenant recovery income		6,271		218		6,489		6,063		277		6,340		208	3.4%		149	2.4%
Other property income	$	927	$	6	$	933	$	1,058	$	1	$	1,059	$	(131)	(12.4)%	$	(126)	(11.9)%

Total revenues	$	42,920	$	1,109	$	44,029	$	44,033	$	1,144	$	45,177	$	(1,113)	(2.5)%	$	(1,148)	(2.5)%

Expenses:
Property operating expenses	$	7,160	$	261	$	7,421	$	7,571	$	453	$	8,024	$	411	5.4%	$	603	7.5%
Real estate taxes	$	3,254	$	224	$	3,478	$	3,283	$	201	$	3,484	$	29	0.9%	$	6	0.2%

Total operating expenses	$	10,414	$	485	$	10,899	$	10,854	$	654	$	11,508	$	440	4.1%	$	609	5.3%

Net operating income		32,506		624		33,130		33,179		490		33,669		(673)	(2.0)%		(539)	(1.6)%

Average occupancy for the period		90%		N/A		90%		92%		N/A		91%
Number of Properties		40		3		43		40		3		43

Industrial Segment

Our industrial properties’ economic occupancy rates decreased by 1% from 92% as of March 31, 2011 to 91% as of March 31, 2012. Comparing the three months ended March 31, 2012 to March 31, 2011, net operating income increased less than 1% on a same store basis and 6% on a total segment basis. This is a result of a decrease in average occupancy of 3% from 2011 to 2012 offset by increased base rental rates and decreases in the 2012 management fees.

Rental rates are expected to remain consistent in 2012 for our specialty distribution centers and slightly increase for our distribution centers constructed in the past ten years as well as our charter school and correctional facilities.

	Total Industrial Properties
	As of March 31
	2012		2011
Industrial Properties
Physical occupancy	90%		91%
Economic occupancy	91%		92%
Base rent per square foot	$5.93	$	5.75
Gross investment in properties	$1,069,992	$	1,090,802

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/ Square Foot ($)
2012	16	649,973	1,654	4.3%	1.7%	2.54
2013	13	1,282,573	7,830	8.6%	8.0%	6.10
2014	4	454,423	2,572	3.0%	2.6%	5.66
2015	7	1,124,703	4,520	7.5%	4.6%	4.02
2016	5	1,420,677	5,137	9.5%	5.3%	3.62
Thereafter	40	10,037,879	76,123	67.1%	77.8%	7.58

	85	14,970,228	97,836	100.0%	100.0%	6.54

Comparison of three months ended March 31, 2012 and 2011

The table below represents operating information for the industrial segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the three months ended March 31, 2012 and 2011.

Industrial		For the three months ended March 31, 2012						For the three months ended March 31, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Company Change Favorable/ (Unfavorable)
		Same Store Portfolio		Non-Same Store		Total Company		Same Store Portfolio		Non-Same Store		Total Company		Amount	%		Amount	%
Revenues:
Rental income	$	21,802	$	827	$	22,629	$	22,183	$	(49)	$	22,134	$	(381)	(1.7)%	$	495	2.2%
Tenant recovery income		807		123		930		808		0		808		(1)	(0.1)%		122	15.1%
Other property income		185		307		492		22		0		22		163	740.9%		470	2,136.4%

Total revenues	$	22,794	$	1,257	$	24,051	$	23,013	$	(49)	$	22,964	$	(219)	(1.0)%	$	1,087	4.7%

Expenses:
Property operating expenses	$	1,061	$	145	$	1,206	$	1,346	$	97	$	1,443	$	285	21.2%	$	237	16.4%
Real estate taxes		769		105		874		787		35		822		18	2.3%		(52)	(6.3)%

Total operating expenses	$	1,830	$	250	$	2,080	$	2,133	$	132	$	2,265	$	303	14.2%	$	185	8.2%

Net operating income		20,964		1,007		21,971		20,880		(181)		20,699		84	0.4%		1,272	6.1%

Average occupancy for the period		92%		N/A		92%		95%		N/A		95%
Number of Properties		71		3		74		71		1		72

Multi-family Segment

Our multi-family portfolio continues to perform well with net operating income increasing $893 or 7% on a same store basis and $1,227 or 9.6% on a total segment basis for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Both are a result of increased occupancy coupled with higher base rent per unit and less concessions being offered.

During the fall 2012, we anticipate placing two additional student housing properties in service as well as one student housing property in service in the fall of 2013 one conventional multi-family property in service in the spring of 2013. We expect to see rental rates in the student housing and conventional multi-family continue to rise in 2012 and occupancy to remain consistent with 2011.

		Total Multi-family Properties
		As of March 31, 2012
		2012		2011
Multi-Family Properties
Economic occupancy		93%		92%
End of month scheduled base rent per unit per month	$	883	$	866
Gross investment in properties	$	888,060	$	898,784

Comparison of three months ended March 31, 2012 and 2011

The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the three months ended March 31, 2012 and 2011.

Multi-family		For the three months ended March 31, 2012						For the three months ended March 31, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Company Change Favorable/ (Unfavorable)
		Same Store Portfolio		Non-Same Store		Total Company		Same Store Portfolio		Non-Same Store		Total Company		Amount	%		Amount	%
Revenues:
Rental income	$	23,474	$	728	$	24,202	$	22,019	$	458	$	22,477	$	1,455	6.6%	$	1,725	7.7%
Tenant recovery income		84		1		85		116		0		116		(32)	(27.6)%		(31)	(26.7)%
Other property income		1,814		377		2,191		1,970		34		2,004		(156)	(7.9)%		187	9.3%

Total revenues	$	25,372	$	1,106	$	26,478	$	24,105	$	492	$	24,597	$	1,267	5.3%	$	1,881	7.6%

Expenses:
Property operating expenses	$	9,031	$	298	$	9,329	$	8,610	$	(36)	$	8,574	$	(421)	(4.9)%	$	(755)	(8.8)%
Real estate taxes		2,993		166		3,159		3,040		220		3,260		47	1.5%		101	3.1%

Total operating expenses	$	12,024	$	464	$	12,488	$	11,650	$	184	$	11,834	$	(374)	(3.2)%	$	(654)	(5.5)%

Net operating income		13,348		642		13,990		12,455		308		12,763		893	7.2%		1,227	9.6%

Average occupancy for the period		94%		N/A		94%		93%		N/A		92%
Number of Properties		25		1		26		25		1		26

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

The properties under development and all amounts set forth below are as of March 31, 2012. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($) (b)	Note Payable as of March 31, 2012 ($)	Estimated Placed in Service Date (c) (d)
Woodbridge	Wylie, TX	Retail	519,745	31,709	69,019	0	16,624	(e)
Stone Creek	San Marcos, TX	Retail	469,741	18,732	72,009	0	10,135	(e)
Cityville/Cityplace	Dallas, TX	Multi-family	356 units	34,135	63,615	0	4,180	Q1 2013
UH at UCF	Orlando, FL	Student Housing	416 units	51,700	67,158	0	28,187	Q2 – Q3 2012
UH at Fullerton	Fullerton, CA	Student Housing	350 units	88,136	133,501	0	30,448	Q2 – Q3 2013
ASU Housing	Mesa, AZ	Student Housing	77 units	7,238	13,464	11	1,743	Q3 2012

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	We anticipate funding remaining development through construction financing secured by the properties.

(c)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(d)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(e)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The Stone Creek and Woodbridge developments were pre-leased at 83% and 91%, respectively, as of March 31, 2012. The Percentage Pre-Leased represents the percentage of square feet leased of the total square footage built or under construction.

As part of our restructure and foreclosure of the Stan Thomas Properties note, as the secured lender, we began overseeing certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value of the Railyards property is $118,425 as of March 31, 2012.

Liquidity and Capital Resources

We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority for all companies including us. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy. Our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.

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

Distributions

We declared cash distributions to our stockholders during the period from January 1, 2012 to March 31, 2012 totaling $109.2 million or $0.50 per share on an annualized basis. These cash distributions were paid with $85.9 million from our cash flow from operations, $3.1 million provided by distributions from unconsolidated entities and the excess cash flow from prior years.

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

The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

		Three months ended March 31, 2012		2011		2010		2009		2008		2007
Cash flow provided by operations	$	85,925	$	397,949	$	356,660	$	369,031	$	384,365	$	263,420
Distributions from unconsolidated entities		3,093		33,954		31,737		32,081		41,704		0
Gain on sales of properties (1)		0		6,141		55,412		0		0		0
Distributions declared		(109,217)		(429,599)		(417,885)		(405,337)		(418,694)		(242,606)

Excess (deficiency)	$	(20,199)	$	8,445	$	25,924	$	(4,225)	$	7,375	$	20,814

		Three months ended March 31,
		2012		2011
Cash flow provided by operations	$	85,925	$	77,302
Distributions from unconsolidated entities		3,093		9,540
Distributions declared		(109,217)		(106,320)

Excess (deficiency)	$	(20,199)	$	(19,478)

(1)	Excludes gains reflected on impaired values and transfer of assets.

Our cash flow from operations in the first quarter is typically our lowest of the year due to the seasonality of our lodging portfolio, which typically generates higher revenue and operating income during the second and third quarters, and a large portion of real estate taxes paid in the first quarter. We expect our cash flow from operations to increase during the remainder of the year consistent with historical trends.

Acquisitions and Investments

We completed approximately $199 million and $67 million of real estate acquisitions in the three months ended March 31, 2012 and 2011, respectively. These acquisitions were consummated through our subsidiaries and were funded with available cash, mortgage indebtedness, and the proceeds from the distribution reinvestment plan.

Stock Offering

We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $7.22 per share. We will offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. As of March 31, 2012, we had raised a total of approximately $8.6 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

During the three months ended March 31, 2012, we sold a total of 6.8 million shares and generated $49.2 million in gross offering proceeds under the DRP, as compared to 6.2 million shares and $50.0 million during the three months ended March 31, 2011. Our average distribution reinvestment plan participation was 45% for the three months ended March 31, 2012, compared to 47% for the three months ended March 31, 2011.

Share Repurchase Program

Our board has adopted a share repurchase program, which was most recently amended and restated effective February 1, 2012.

Under the program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.22 per share. Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. If the funds reserved for either category of repurchase under the program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth therein, we will repurchase the shares in the following order: (1) for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner’s date of death; and (2) for hardship repurchases, we will repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder’s shares.

For the three months ended March 31, 2012, we received requests for the repurchase of 3,354,894 shares of our common stock. Of these requests, we repurchased 3,354,894 shares of common stock for $24 million on April 24, 2012. There were no additional requests outstanding. The price per share for all shares repurchased was $7.22 and all repurchases were funded from proceeds from our distribution reinvestment plan.

Borrowings

The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2012 (dollar amounts are stated in thousands).

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$84,363	539,731	249,401	388,120	716,406	2,627,468	4,605,489
Variable rate debt (mortgage loans)	$318,033	471,411	357,834	190,028	70,048	124,940	1,532,294

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.22%	5.71%	5.50%	5.50%	5.65%	5.83%	5.75%
Variable rate debt (mortgage loans)	2.87%	3.63%	3.43%	4.02%	3.86%	3.79%	3.50%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $35.0 million, net of accumulated amortization, is outstanding as of March 31, 2012.

As of March 31, 2012, we had approximately $402 million and $1.0 billion in mortgage debt maturing in 2012 and 2013, respectively. We are currently negotiating refinancing the 2012 and 2013 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Mortgage loans outstanding as of March 31, 2012 and December 31, 2011 were $6.1 billion and $5.8 billion, respectively, and had a weighted average interest rate of 5.2% and 5.2% per annum, respectively. For the three months ended March 31, 2012 and 2011, we received proceeds of $36.3 million and borrowed $5.8 million, respectively, against our portfolio of marketable securities. For the three months ended March 31, 2012 and 2011, we borrowed approximately $326.4 million and $56.2 million, respectively, secured by mortgages on our properties and assumed $180.0 million of debt at acquisition on the 2012 property acquisitions.

Summary of Cash Flows

		Three months ended March 31,
		2012		2011
		(In thousands)
Cash provided by operating activities	$	85,925	$	77,302
Cash used in investing activities		(260,025)		(75,130)
Cash provided by (used in) financing activities		118,495		(119,505)

Decrease in cash and cash equivalents		(55,605)		(117,333)
Cash and cash equivalents, at beginning of year		218,163		267,707

Cash and cash equivalents, at end of year	$	162,558	$	150,374

Cash provided by operating activities was $85.9 million and $77.3 million for the three months ended March 31, 2012 and 2011, respectively, and was generated primarily from operating income from property operations, and interest and dividends. The increase in cash flows from the three months ended March 31, 2012 and 2011 was primarily due to the improved performance of the lodging and multi-family segments.

Cash used in investing activities was $260.0 million and $75.1 million for three months ended March 31, 2012 and 2011, respectively. The increase in cash used in investing activities from the three months ended March 31, 2012 and 2011 was primarily due to the five lodging property acquisitions during the first quarter of 2012 compared to the one lodging property and one retail property were acquired during the three months ended March 31, 2011.

Cash provided by (used in) financing activities was $118.5 million and $(119.5) million for three months ended March 31, 2012 and 2011, respectively. The increase in cash provided by in financing activities from the three months ended March 31, 2012 and 2011 was primarily due to the increase in proceeds from our mortgage debt as well as proceeds from the margin loan.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, please refer to our Notes to Consolidated Financial Statements. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands.)

			Investment at
Joint Venture	Ownership %		March 31, 2012
Net Lease Strategic Asset Fund L.P.	85%	$	19,311
Cobalt Industrial REIT II	36%		111,787
D.R. Stephens Institutional Fund, LLC	90%		36,076
Brixmor/IA JV, LLC	(a )		101,886
Other Unconsolidated Joint Ventures	Various		36,926

		$	305,986

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

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

	As of March 31, 2012	As of December 31, 2011

Balance Sheet Data:

Total assets	$11,202,933	10,919,190

Mortgages, notes and margins payable	$6,259,922	5,902,712

	For the three months ended March 31,
	2012	2011

Operating Data:

Total income	$344,094	314,298

Total interest and dividend income	$4,911	5,637

Net loss attributable to Company	$(30,283)	(54,627)

Net loss per common share, basic and diluted	$(0.03)	(0.06)
Common Stock Distributions:

Distributions declared to common stockholders	109,217	106,320

Distributions per weighted average common share	0.12	0.12

Funds from Operations:

Funds from operations (a)	$109,317	94,396
Cash Flow Data:

Cash flows provided by operating activities	$85,925	77,302

Cash flows used in investing activities	$(260,025)	(75,130)

Cash flows provided by (used in) financing activities	$118,495	(119,505)
Other Information:

Weighted average number of common shares outstanding, basic and diluted	872,886,566	849,843,349

(a)	Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations, or “FFO”, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, these impairment charges are added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

			For the three months ended March 31,
			2012	2011

	Net loss attributable to Company	$	(30,283)	$(54,627)
Add:
	Depreciation and amortization related to investment properties		109,381	109,343
	Depreciation and amortization related to investment in unconsolidated entities		15,590	12,332
	Provision for asset impairment		10,429	6,493
	Provision for asset impairment included in discontinued operations		0	21,474
	Impairment of investment in unconsolidated entities		4,200	0

Less:	Noncontrolling interest share of depreciation and amortization related to investment properties		0	(619)

	Funds from operations	$	109,317	$94,396

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Loss or significant non-cash items from the periods presented (in thousands):

		For the three months ended March 31,
		2012		2011

Straight-line rental income	$	(2,956)	$	(3,453)
Amortization of above/below market leases	$	(372)	$	(598)
Amortization of mark to market debt discounts	$	1,466	$	9,797
Acquisition costs	$	590	$	227

Subsequent Events

Subsequent to March 31, 2012, we disposed of 29 retail bank branches for $26.5 million, resulting in a gain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Interest Rate Risk

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of March 31, 2012 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.3 million. If market rates of interest on all of the floating rate debt as of March 31, 2012 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.3 million.

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

We have entered into seven interest rate swap agreements that have converted $177 million or 12% of our variable rate mortgage loans from variable to fixed rates. As of March 31, 2012, the pay rates ranged from 0.79% to 3.32% per annum with maturity dates from September 30, 2012 to September 29, 2014. The interest rate swaps have a notional amount of $177 million and fair value at $1.9 million as of March 31, 2012.

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

There were no other than temporary impairments on our investments in marketable securities for both the three months ended March 31, 2012 and 2011. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which may result in our recognizing impairments in the future. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2012.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of March 31, 2012 (dollar amounts stated in thousands).

		Cost		Fair Value		Hypothetical 10% Decrease in Market Value		Hypothetical 10% Increase in Market Value
Equity securities	$	237,076	$	297,500	$	267,750	$	327,250

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We have learned that the SEC is conducting a non-public, formal, fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws regarding our business manager fees, property management fees, transactions with our affiliates, timing and amount of distributions paid to our investors, determination of property impairments, and any decision regarding whether we might become a self-administered REIT. We have not been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC.

We cannot reasonably estimate the timing of the investigation, nor can we predict whether or not the investigation might have a material adverse effect on our business.

Inland American Business Manager & Advisor, Inc. has offered to our board of directors that, to the fullest extent permitted by law, it will reduce its business management fee in an aggregate amount necessary to reimburse the Company for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by the Company, or fees and costs otherwise covered by insurance. On May 4, 2012, Inland American Business Manager & Advisor, Inc. forwarded a letter to the Company that memorializes this arrangement.

A copy of Inland American Business Manager & Advisor, Inc.’s letter to the Company regarding these items is filed on Exhibit 10.1 hereto and incorporated herein.

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the three months ended March 31, 2012, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the three months ended March 31, 2012, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. The lease for one of the AT&T properties, with approximately 1.7 million square feet, expires in 2016. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Leases representing approximately 4.3% of the rentable square feet of our retail, office, and industrial portfolio are scheduled to expire in 2012. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of March 31, 2012, leases representing approximately 4.3% of the 49,294,291 rentable square feet of our retail, office, and industrial portfolio were scheduled to expire in 2012, and an additional 7.3% of the square footage of our retail, office, and industrial portfolio was available for lease. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. As of March 31, 2012, approximately, 4%, 5%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Minneapolis, Dallas, Chicago and Houston metropolitan areas, respectively.

Additionally, at March 31, 2012, 50 of our lodging facilities, or approximately 50% of our lodging portfolio, were located in Washington D.C. and the ten eastern seaboard states ranging from Connecticut to Florida, which includes 11 hotels in North Carolina.

Additionally, 20 properties were located in Texas. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the water and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of March 31, 2012 we had entered into joint venture agreements with 11 entities to fund the investment of office, industrial/distribution, retail, lodging, and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $306.0 million. For the three months ended March 31, 2012, we recorded losses of $419 thousand and impairments of $4.2 million associated with these ventures.

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

As of March 31, 2012, we had investments valued at $318.7 million in real estate related equity and debt securities. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. In fact, many of the entities that we have invested in have reduced the dividends paid on their securities. The stock prices for some of these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss.

Increases in interest rates could increase the amount of our debt payments.

As of March 31, 2012, approximately $1.5 billion of our indebtedness bore interest at variable rates. Increases in interest rates in variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As fixed rate debt matures, we may not be able to secure low fixed rate financing. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions and will result in us having less cash available for other uses.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. For the three months ended March 31, 2012, we paid a business management fee of $10.0 million, or approximately 0.09% of our average invested assets, as well as an investment advisory fee of approximately $0.4 million, together which are less than the full 1% fee that the business manager could be paid. However, there is no assurance that our business manager will forgo or defer any portion of its business management fee in the future. Further, we would need to use cash at some point in the future to pay any fee or reimbursement that is deferred. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), as well as proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness.

We are dependent on our business manager and our property managers and may not find a suitable replacement if our business management agreement or the property management agreements are terminated.

Most of our officers and our staff are employees of the business manager. We are completely reliant on our business manager and our property managers, each of which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that if we elect to terminate the business management agreement or the property management agreements, or permit such agreements to expire in accordance with their terms, we may not be able to find suitable replacements to manage our business or properties. See, also, the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2011 entitled “Risks Related to Our Business—If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered” for a description of the risks associated with losing the services of key personnel.

As described under “Part II—Item 1. Legal Proceedings and Regulatory Investigations”, our business manager offered to our board of directors that it will reduce its business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines or assessments, if any, that we may incur as a result of the SEC investigation, other than legal fees incurred by us or fees and costs otherwise covered by insurance. In addition, Inland American Business Manager & Advisor, Inc. also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the SEC investigation. In the event that the business management agreement is terminated or expires in accordance with its terms prior to the conclusion of the SEC investigation or prior to us realizing the full benefit of Inland American Business Manager & Advisor, Inc.’s offer to reduce its business management fee in the event that we realize costs, fees, fines or assessments in connection with the SEC investigation, then we will be required to pay any such costs, fees, fines or assessments. In the event of a termination of the Inland American Business Manager & Advisor, Inc. Agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders and have a material adverse impact on our business and financial condition.

We are the subject of an ongoing investigation by the SEC. Although at this time we cannot predict whether or not the investigation might have a material effect on our business, it is possible that it could have a material adverse impact on our business.

As described under “Part II—Item 1. Legal Proceedings and Regulatory Investigations”, we have learned that the SEC is conducting a non-public, formal, fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws regarding our business management fees, property management fees, transactions with our affiliates, and any decision regarding whether we might become a self-administered REIT.

Inland American Business Manager & Advisor, Inc. offered to our board of directors that it will reduce its business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines or assessments, if any, that we may incur as a result of the SEC investigation, other than legal fees incurred by us or fees and costs otherwise covered by insurance. In addition, our business manager also offered to waive its reimbursement of legal fees or costs that Inland American Business Manager & Advisor, Inc. incurs in connection with the SEC investigation. Please see the risk factor immediately above for a description of potential limits to the benefit of this arrangement.

We cannot reasonably estimate the timing or outcome of the investigation, nor can we predict whether or not the investigation might have a material adverse effect on our business. The investigation may result in the incurrence of significant legal expense, both directly and as the result of any indemnification obligations. In addition, this investigation may also divert management’s attention from our ordinary business operations or may also limit our ability to obtain financing to fund our on-going operating requirements, which could cause our business to suffer. Adverse findings by the SEC, or the incurrence of costs, fees, fines or penalties that are not foregone by our business manager or reimbursed by insurance policies, in connection with or as a result of this investigation could have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board later adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012, and subsequently adopted a Second Amended and Restated Share Repurchase Program, which became effective as of February 1, 2012.

Under the current program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.22 per share. Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. For any calendar quarter, if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, repurchases for death will take priority over any hardship repurchases, in each case in accordance with the procedures, and subject to the funding limits, described in the program and summarized herein.

The share repurchase program will immediately terminate if our shares are approved for listing on any national securities exchange. We may amend or modify any provision of the program, or reject any request for repurchase, at any time in our board’s sole discretion.

For the three months ended March 31, 2012, we received requests for the repurchase of 3,354,894 shares of our common stock. Of these requests, we repurchased 3,354,894 shares of common stock for $24 million; the repurchase date for these repurchases was April 24, 2012. The price per share for all of these shares repurchased was $7.22 and all repurchases were funded from proceeds from our distribution reinvestment plan. However, because we repurchase shares accepted for repurchase for a particular calendar quarter on the day that is five business days prior to the last business day of the first month of the subsequent calendar quarter, in this case April 24, 2012, there were no repurchases made during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6.  Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Jack Potts
By:	Brenda G. Gujral	By:	Jack Potts
	President and Director		Treasurer and principal financial officer
Date:	May 7, 2012	Date:	May 7, 2012

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1	Letter Agreement, dated May 4, 2012, from Inland American Business Manager & Advisor, Inc. to Inland American Real Estate Trust, Inc.*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Second Amended and Restated Share Repurchase Program, effective February 1, 2012 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 29, 2011)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 7, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

*	Filed as part of this Quarterly Report on Form 10-Q.

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.