Form 10-Q
period 2012-06-30
Inland American Real Estate Trust, Inc.
filed 2012-08-10
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Yes ☐    No X

As of August 2, 2012 there were 879,946,994 shares of the registrant’s common stock outstanding.

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

-i-

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

		June 30, 2012		December 31, 2011
Assets		(unaudited)
Assets:
Investment properties:
Land	$	1,981,465	$	1,938,637
Building and other improvements		8,705,433		8,465,602
Construction in progress		385,555		323,842

Total		11,072,453		10,728,081
Less accumulated depreciation		(1,469,058)		(1,301,899)

Net investment properties		9,603,395		9,426,182
Cash and cash equivalents		211,472		218,163
Restricted cash and escrows		98,482		98,444
Investment in marketable securities		323,461		289,365
Investment in unconsolidated entities		299,369		316,711
Accounts and rents receivable (net of allowance of $10,783 and $9,488)		123,502		114,615
Intangible assets, net		296,429		326,332
Deferred costs and other assets		113,114		129,378

Total assets	$	11,069,224	$	10,919,190

Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$	6,195,031	$	5,902,712
Accounts payable and accrued expenses		135,071		105,153
Distributions payable		36,640		36,216
Intangible liabilities, net		79,689		83,203
Other liabilities		126,113		128,592

Total liabilities		6,572,544		6,255,876

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding		0		0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 879,351,306 and 869,187,360 shares issued and outstanding		879		869
Additional paid in capital (net of offering costs of $828,434, of which $788,272 was paid to affiliates)		7,849,256		7,775,880
Accumulated distributions in excess of net loss		(3,422,273)		(3,155,222)
Accumulated other comprehensive income		69,018		41,948

Total Company stockholders’ equity		4,496,880		4,663,475

Noncontrolling interests		(200)		(161)

Total equity		4,496,680		4,663,314

Total liabilities and equity	$	11,069,224	$	10,919,190

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

(Dollar amounts in thousands, except share data)

		Three months ended June 30, 2012 (unaudited)		Three Months Ended June 30, 2011 (unaudited)		Six months ended June 30, 2012 (unaudited)		Six Months Ended June 30, 2011 (unaudited)
Income:
Rental income	$	163,884	$	156,290	$	326,800	$	312,538
Tenant recovery income		26,344		22,494		50,330		45,633
Other property income		4,265		5,063		8,490		9,844
Lodging income		206,791		149,267		356,867		276,922

Total income		401,284		333,114		742,487		644,937
Expenses:
General and administrative expenses		9,434		7,600		18,306		14,214
Property operating expenses		34,087		32,958		66,029		66,101
Lodging operating expenses		129,931		90,776		229,783		174,573
Real estate taxes		27,590		23,053		52,395		47,692
Depreciation and amortization		111,088		105,468		219,368		210,582
Business management fee		9,993		10,000		19,993		20,000
Provision for asset impairment		17,458		10,821		27,887		17,314

Total expenses		339,581		280,676		633,761		550,476

Operating income	$	61,703	$	52,438	$	108,726	$	94,461

Interest and dividend income		6,003		5,277		10,915		10,914
Other income (loss)		1,291		(2,658)		1,712		(2,305)
Interest expense		(81,419)		(72,491)		(158,520)		(148,877)
Equity in earnings of unconsolidated entities		2,936		7,733		2,517		5,435
Impairment of investment in unconsolidated entities		0		0		(4,200)		0
Realized gain (loss) and impairment on securities, net		(2,445)		2,895		(1,022)		6,891

Loss before income taxes	$	(11,931)	$	(6,806)	$	(39,872)	$	(33,481)

Income tax expense	$	(2,128)	$	(1,533)	$	(4,626)	$	(938)

Net loss from continuing operations	$	(14,059)	$	(8,339)	$	(44,498)	$	(34,419)
Loss from discontinued operations, net	$	(3,732)	$	(17,775)	$	(3,503)	$	(44,099)
Net loss	$	(17,791)	$	(26,114)	$	(48,001)	$	(78,518)

Less: Net income attributable to noncontrolling interests		(119)		(1,647)		(192)		(3,871)

Net loss attributable to Company	$	(17,910)	$	(27,761)	$	(48,193)	$	(82,389)

Net loss per common share, from continuing operations	$	(0.02)	$	(0.01)	$	(0.05)	$	(0.04)

Net loss per common share, from discontinued operations	$	0.00	$	(0.02)	$	0.00	$	(0.05)

Net loss per common share, basic and diluted	$	(0.02)	$	(0.03)	$	(0.05)	$	(0.09)

Weighted average number of common shares outstanding, basic and diluted		877,188,933		855,953,324		875,037,776		852,915,215
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities		7,168		(8,805)		25,499		(1,356)
Reversal of unrealized (gain) loss to realized gain (loss) and impairment on securities		2,445		(2,895)		1,022		(6,891)
Unrealized gain (loss) on derivatives		401		(1,022)		549		(170)

Comprehensive loss attributable to the Company	$	(7,896)	$	(40,483)	$	(21,123)	$	(90,806)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2012

(unaudited)

	Number of Shares		Common Stock		Additional Paid-in Capital		Accumulated Distributions in excess of Net Loss		Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests		Total
Balance at January 1, 2012	869,187,360	$	869	$	7,775,880	$	(3,155,222)	$	41,948	$	(161)	$	4,663,314
Net income (loss)	0		0		0		(48,193)				192		(48,001)
Unrealized gain on investment securities	0		0		0		0		25,499		0		25,499
Reversal of unrealized (gain) loss to realized gain (loss) and impairment on securities	0		0		0		0		1,022		0		1,022
Unrealized gain on derivatives	0		0		0		0		549		0		549
Distributions declared	0		0		0		(218,858)		0		(231)		(219,089)
Proceeds from distribution reinvestment plan	13,513,840		13		97,558		0		0		0		97,571
Share repurchase program	(3,349,894)		(3)		(24,182)		0		0		0		(24,185)

Balance at June 30, 2012	879,351,306	$	879	$	7,849,256	$	(3,422,273)	$	69,018	$	(200)	$	4,496,680

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Changes in Equity

(Dollar amounts in thousands)

For the six months ended June 30, 2011

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	846	7,605,105	(2,409,370)	49,430	17,381	5,263,392	264,132
Net income (loss)	0	0	0	(82,389)	0	(1,338)	(83,727)	5,209
Unrealized loss on investment securities	0	0	0	0	(1,356)	0	(1,356)	0
Reversal of unrealized (gain) loss to realized gain (loss) and impairment on investment securities	0	0	0	0	(6,891)	0	(6,891)	0
Unrealized loss on derivatives	0	0	0	0	(170)	0	(170)	0
Distributions declared	0	0	0	(213,389)	0	(364)	(213,753)	(5,209)
Adjustment to redemption value for noncontrolling redeemable interest	0	0	(16,249)	0	0	(13,099)	(29,348)	29,348
Proceeds from distribution reinvestment program	12,448,526	13	99,947	0	0	0	99,960	0
Share repurchase program	(691,563)	(1)	(4,999)	0	0	0	(5,000)	0

Balance at June 30, 2011	858,163,737	858	7,683,804	(2,705,148)	41,013	2,580	5,023,107	293,480

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

		Six Months Ended June 30, 2012 (unaudited)		Six Months Ended June 30, 2011 (unaudited)
Cash flows from operating activities:
Net loss	$	(48,001)	$	(78,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		221,053		218,701
Amortization of above and below market leases, net		(1,315)		(733)
Amortization of debt premiums, discounts and financing costs		8,128		17,600
Straight-line rental income		(5,439)		(7,002)
Provision for asset impairment		27,887		58,175
(Gain) loss on sale of property		2,231		(1,210)
Loss on extinguishment of debt		1,398		0
Equity in earnings of unconsolidated entities		(2,517)		(5,435)
Distributions from unconsolidated entities		6,224		9,450
Impairment of investment in unconsolidated entities		4,200		0
Realized gain on securities		(877)		(6,891)
Impairment on investment in securities		1,899		0
Other non-cash adjustments		605		691
Changes in assets and liabilities:
Accounts and rents receivable		(3,768)		(6,891)
Deferred costs and other assets		4,638		(6,051)
Accounts payable and accrued expenses		23,537		(134)
Other liabilities		2,888		3,931

Net cash flows provided by operating activities		242,771		195,683

Cash flows from investing activities:
Purchase of investment properties		(211,020)		(65,544)
Acquired in-place and market lease intangibles, net		(5,863)		(5,355)
Capital expenditures and tenant improvements		(39,590)		(32,580)
Investment in development projects		(55,025)		(28,402)
Sale of investment properties		104,550		24,914
Purchase of marketable securities		(19,390)		(40,560)
Sale of marketable securities		10,793		28,134
Investment in unconsolidated entities		0		(331)
Distributions from unconsolidated entities		9,435		14,231
Payment of leasing fees		(3,455)		(4,093)
Payments from notes receivable		14		2,125
Restricted escrows and other assets		(940)		(6,811)
Other assets		0		(2,391)

Net cash flows used in investing activities		(210,491)		(116,663)

Cash flows from financing activities:
Proceeds from the distribution reinvestment program		97,571		99,960
Shares Repurchased		(24,185)		(5,000)
Distributions paid		(218,433)		(212,899)
Proceeds from mortgage debt and notes payable		404,508		309,756
Payoffs of mortgage debt		(303,343)		(281,319)
Principal payments of mortgage debt		(15,363)		(17,265)
Proceeds from margin securities debt, net		29,122		4,466
Payment of loan fees and deposits		(8,617)		(8,452)
Distributions paid to noncontrolling interests		(231)		(364)
Distributions paid to noncontrolling redeemable interests		0		(5,209)

Net cash flows used in financing activities		(38,971)		(116,326)

Net decrease in cash and cash equivalents		(6,691)		(37,306)
Cash and cash equivalents, at beginning of period		218,163		267,707

Cash and cash equivalents, at end of period	$	211,472	$	230,401

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

		Six Months Ended June 30, 2012 (unaudited)		Six Months Ended June 30, 2011 (unaudited)
Supplemental disclosure of cash flow information:

Purchase of investment properties	$	(385,766)	$	(65,515)
Tenant and real estate tax liabilities assumed at acquisition, net		492		(29)
Assumption of mortgage debt at acquisition		180,000		0
Non-cash discount of mortgage debt assumed		(5,746)		0

		(211,020)		(65,544)

Cash paid for interest, net capitalized interest of $5,601 and $5,186	$	132,094	$	143,972

Supplemental schedule of non-cash investing and financing activities:

Property acquired through exchange of notes receivable	$	0	$	20,000

Redemption value adjustment for noncontrolling redeemable interest	$	0	$	29,348

See accompanying notes to the onsolidated financial statements.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

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

At June 30, 2012, the Company owned a portfolio of 938 commercial real estate properties compared to 981 properties at June 30, 2011. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	696	22,447,726 square feet
Lodging	100	17,899 rooms
Office	43	10,244,813 square feet
Industrial	73	15,407,282 square feet
Multi-Family	26	9,563 units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2012. Refer to the Company’s 2011 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the six months ended June 30, 2012 and 2011, the Company incurred $1,374 and $503, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The table below reflects acquisition activity during the six months ended June 30, 2012.

Segment	Property	Date			Gross Acquisition Price	Sq Ft/Rooms
Lodging	Marriott-San Francisco Airport	3/23/2012		$	108,000	685 rooms
Lodging	Hilton St. Louis Downtown	3/23/2012			22,600	195 rooms
Lodging	Renaissance Arboretum – Austin, TX	3/23/2012			103,000	492 rooms
Lodging	Renaissance Waverly – Atlanta, GA	3/23/2012			97,000	521 rooms
Lodging	Marriott Griffin Gate Resort & Spa – Lexington, KY	3/23/2012			62,500	409 rooms
Retail	Tomball Town Center Outparcel	3/30/2012			3,000	6,541 square feet
Retail	Tulsa Hills Expansion	4/20/2012			10,600	74,406 square feet

Total			$		406,700

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

For properties acquired during the six months ended June 30, 2012, the Company recorded revenue of $40,483 and property net income of $11,039 excluding related expensed acquisition costs.

(4) Discontinued Operations

The Company disposed of 33 assets during the three and six months ended June 30, 2012 and 2 properties during the three and six months ended June 30, 2011 for a gross disposition price of $108,500 and $14,350, respectively. The table below reflects disposition activity for the six months ended June 30, 2012.

Segment	Property	Date	Gross Disposition Price	Square Feet

Retail	Citizen Bank Branches – 30 Properties	Various	27,400	81,451
Industrial	Union Venture	5/17/2012	49,600	970,168
Retail	Lakewood Shopping Center I & II	6/21/2012	31,500	236,679

Total			108,500

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The components of the Company’s discontinued operations are presented below, which include the results of operations during the three and six months ended June 30, 2012 and 2011 in which the Company owned such assets.

		Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
Revenues	$	1,514	$	15,769	$	4,410	$	30,338
Expenses		1,617		34,754		4,284		75,647

Operating loss from discontinued operations	$	(103)	$	(18,985)	$	126	$	(45,309)
Gain (loss) on sale of properties	$	(2,231)	$	1,210	$	(2,231)	$	1,210
Loss of extinguishment of debt	$	(1,398)	$	0	$	(1,398)	$	0

Loss from discontinued operations, net	$	(3,732)	$	(17,775)	$	(3,503)	$	(44,099)

Expenses from discontinued operations include impairments of $0 and $40,861 for the six months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, the Company had generated proceeds from the sale of investment properties of $104,550. Losses of $2,231 were realized from the property dispositions as well as a loss on extinguishment of debt of $1,398. For the six months ended June 30, 2011, the Company had generated proceeds from the sale of investment properties of $24,914, which included the sale of a land parcel held for development. Gains of $1,210 were realized from the two sales.

(5) Investment in Partially Owned Entities

Consolidated Entities

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities’ agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of June 30, 2012 reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIE, which are not recourse to the Company, and the assets that can be used only to settle those obligations.

		As of June 30, 2012		As of December 31, 2011
Net investment properties	$	115,355	$	117,235
Other assets		8,847		9,167

Total assets		124,202		126,402
Mortgages, notes and margins payable		(84,555)		(84,823)
Other liabilities		(49,691)		(49,073)

Total liabilities		(134,246)		(133,896)

Net assets	$	(10,044)	$	(7,494)

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

Entity	Description	Ownership %	Investment at June 30, 2012		Investment at December 31, 2011

Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%(a)	$16,914	$	26,508
Cobalt Industrial REIT II	Industrial portfolio	36%	112,696		113,623
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	35,970		36,218
Brixmor/IA JV, LLC	Retail Shopping Centers	(b)	96,674		103,567
Other Unconsolidated Entities	Various real estate investments	Various	37,115		36,795

			$299,369	$	316,711

(a)	On August 10, 2007, the Company entered a joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC (“LMLP GP”), for the purpose of directly or indirectly acquiring, financing, holding for investment, operating, and leasing real estate assets as acquired by the joint venture. The Company’s capital contribution was approximately $220,500 and LMLP’s contribution was approximately $39,000. LMLP GP is the general partner who manages investments and day-to-day affairs of the venture, and the Company and LMLP are limited partners.

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

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

On February 21, 2012, the Company delivered to LMLP its right of first offer under the partnership agreement with Net Lease Strategic Asset Fund, LP. Pursuant to the notice, the Company requested the venture sell the assets for a purchase price of $548,706. On February 20 and 21, 2012, LMLP delivered notice to the Company to exercise the buy sell option under the partnership agreement and provided the price of $213,014 at which they would be willing to purchase the assets. For the year ended December 31, 2011, the Company valued the equity interest in part based on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in an impairment charge on Company’s investment in the entity for the year ended December 31, 2011 of $113,621.

On April 27, 2012, the Company and LMLP entered into an Agreement Regarding Disposition of Property and Other Matters (“Disposition Agreement”). Pursuant to the Disposition Agreement, the right of first offer and buy/sell right option previously delivered by the Company and LMLP, respectively, are deemed to have no force or effect. Under the Disposition Agreement, the Company shall provide written notice by September 17, 2012 to LMLP to either (1) buy LMLP’s interest in Net Lease Strategic Asset Fund L.P. for $219,838 less any distributions to LMLP from April 27, 2012 to October 1, 2012 or (2) sell the Company’s interest in the venture for $14,374 less any distributions to the Company from April 27, 2012 to October 1, 2012. For the three months ended March 31, 2012, the Company valued the equity interest in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in an additional impairment charge on the Company’s investment in the entity for the three months ended March 31, 2012 of $4,200. No additional impairment was recognized for the three months ended June 30, 2012.

(b)	The company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

For the six months ended June 30, 2012 and 2011, the Company recorded impairment of its unconsolidated entities of $4,200 and $0, respectively.

Combined Financial Information

The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

		June 30, 2012		December 31, 2011
		(dollars in thousands)		(dollars in thousands)
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$	2,024,894	$	1,949,035
Other assets		402,865		485,887

Total Assets		2,427,759		2,434,922

Liabilities and Equity:
Mortgage debt	$	1,405,951	$	1,402,462
Other liabilities		111,029		94,361
Equity		910,779		938,094

Total Liabilities and Equity	$	2,427,759	$	2,434,917

Company’s share of equity	$	290,306	$	307,684
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,201 and $1,372, respectively)		9,063		9,027

Carrying value of investments in unconsolidated entities	$	299,369	$	316,711

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

		Six months ended June 30, 2012		Six months ended June 30, 2011
		(dollars in thousands)		(dollars in thousands)
Statements of Operations:
Revenues	$	121,072	$	140,425

Expenses:
Interest expense and loan cost amortization	$	34,644	$	48,950
Depreciation and amortization		47,061		52,888
Operating expenses, ground rent and general and administrative expenses		42,111		40,845
Impairment	$	553	$	0

Total expenses	$	124,369	$	142,683
Net loss before gain on sale of real estate	$	(3,297)	$	(2,258)
Gain on sale of real estate		6,663		12,147

Net income	$	3,366	$	9,889

Company’s share of:
Net income, net of excess basis depreciation of $171 and $104	$	2,517	$	5,435
Depreciation and amortization (real estate related)	$	21,436	$	25,108

The unconsolidated entities had total third party debt of $1,405,951 at June 30, 2012 that matures as follows:

2012	$	227,091
2013		173,025
2014		139,152
2015		119,513
2016		33,291
Thereafter		713,879

	$	1,405,951

The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6) Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the six months ended June 30, 2012 and 2011.

				For the six months ended				Unpaid amounts as of
				June 30, 2012		June 30, 2011		June 30, 2012		December 31, 2011
General and administrative:
General and administrative reimbursement	(a	)	$	5,481	$	4,138	$	3,018	$	2,734
Loan servicing	(b	)		147		293		0		0
Investment advisor fee	(c	)		867		781		143		135

Total general and administrative to related parties			$	6,495	$	5,212	$	3,161	$	2,869

Property management fees	(d	)		14,514		15,779		24		(178)
Business management fee	(e	)		19,993		20,000		9,993		10,000
Loan placement fees	(f	)	$	938	$	636	$	0	$	0

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

(a)	The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of June 30, 2012 and December 31, 2011 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provides loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)	For the six months ended June 30, 2012, the property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services; however, (1) for triple-net lease properties, the property managers were entitled to monthly fees equal to 2.9% of the gross income generated by the applicable property each month and (2) for bank branches, the property managers were entitled to monthly fees equal to 2.5% of the gross income generated by the applicable property each month in operating companies purchased by the Company. The property managers were entitled to receive an oversight fee of 1% of gross operating income (as defined). These rates became effective January 1, 2012 when the Company entered into an extension agreement with the property managers which extended the term through June 30, 2012. On July 1, 2012, the Company entered into new master agreements with its property managers and extended the term until December 31, 2013 which the term will automatically be renewed until June 30, 2015 unless either party to the agreement provides written notice of cancellation before June 30, 2013. See Note 15 for further detail on property management agreement terms.

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $7,126 and $7,731 for the six months ended June 30, 2012 and 2011, respectively. Unpaid amounts as of June 30, 2012 and December 31, 2011 are included in other liabilities on the consolidated balance sheets.

(e)	After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the six months ended June 30, 2012 and 2011, average invested assets were $11,489,578 and $11,328,374. The Company incurred a business management fee of $20,000 and $20,000, which is equal to .1740%, and .1765% of average invested assets for the six months ended June 30, 2012 and 2011, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the three months ended June 30, 2012, the Company incurred $7 of investigation costs, resulting in a business management fee expense of $19,993 for the six months ended June 30, 2012. In addition, effective July 30, 2012, the Company extended our agreement with the Business Manager through July 30, 2013. The terms of the Business Manager Agreement remains unchanged.

(f)	The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of June 30, 2012 and December 31, 2011, the Company had deposited $374 and $373, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Retail Properties of America, Inc. (“RPAI”) and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $6,206 and $4,643 for the six months ended June 30, 2012 and 2011, respectively.

In addition, the Company held 899,820 shares of IRC valued at $7,540 as of June 30, 2012. As of December 31, 2011, the Company held 889,820 shares of IRC valued at $6,848.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

(7) Investment in Marketable Securities

Investment in marketable securities of $323,461 and $289,365 at June 30, 2012 and December 31, 2011, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $252,707 and $245,131 as of June 30, 2012 and December 31, 2011, respectively.

Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities of $70,754 and $44,234, which includes gross unrealized losses of $2,203 and $9,990 related to its marketable securities as of June 30, 2012 and December 31, 2011, respectively.

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the six months ended June 30, 2012, the Company recorded impairment of $1,899 for other-than-temporary declines on available-for-sale securities. The Company did not record any impairment for other-than-temporary declines on available for sale securities during the six months ended June 30, 2011.

Dividend income is recognized when earned. During the six months ended June 30, 2012 and 2011, dividend income of $9,775 and $8,406, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(8) Mortgages, Notes and Margins Payable

Mortgage loans outstanding as of June 30, 2012 and December 31, 2011 were $6,078,271 and $5,812,595 and had a weighted average interest rate of 5.2% and 5.2% per annum, respectively. Mortgage premium and discount, net was a discount of $33,219 and $30,741 as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047, as follows:

Maturity Date		As of June 30, 2012	Weighted average annual interest rate
2012	$	271,482	3.88%
2013		1,029,364	4.62%
2014		630,018	4.27%
2015		590,080	4.97%
2016		786,988	5.49%
Thereafter		2,770,339	5.72%

The Company is negotiating refinancing debt maturing in 2012 and 2013 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2012 and 2013, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt, approximately $583,260 is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of June 30, 2012, the Company was in compliance with all mortgage loan requirements except eight loans with a carrying value of $122,513. The loans are collateralized by the underlying properties with a carrying value of $96,762. None of the loans are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $24,970 in 2012, $9,757 in 2016 and $75,686 in 2017.

The Company has purchased a portion of its securities through margin accounts. As of June 30, 2012 and December 31, 2011, the Company has recorded a payable of $149,979 and $120,858, respectively, for securities purchased on margin. At June 30, 2012 and

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

December 31, 2011, this average interest rate was 0.590% and 0.621%. Interest expense in the amount of $228 and $84 and $427 and $169 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three and six months ended June 30, 2012 and 2011, respectively.

(9) Derivatives

As of June 30, 2012 in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $233,669. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps were considered highly effective as of June 30, 2012 and December 31, 2011. The change in the fair value of the Company’s swaps as reflected in other comprehensive income was $401 and and $549 and $(1,022) and $(170) for the three and six months ended June 30, 2012 and 2011, respectively.

The following table summarizes interest rate swap contracts outstanding as of June 30, 2012 and December 31, 2011:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount		Fair Value as of December 31, 2011		Fair Value as of June 30, 2012
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	$	(1,156)	$	(742)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	N/A		(10)		0
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR	N/A		(22)		0
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	29,727		(181)		(157)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR	26,221		(121)		(86)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR	22,809		(105)		(75)
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR	56,702		(481)		(181)
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	56,702		(130)		(421)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR	8,446		(78)		(73)

					233,669	$	(2,284)		(1,735)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $0 and $71 of ineffectiveness expense during the six months ended June 30, 2012 and 2011, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2012 and 2011:

Derivatives in ASC 815 Cash Flow Hedging Relationships		Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Six Months Ended June 30,					Six Months Ended June 30,					Six Months Ended June 30,
		2012		2011			2012		2011			2012		2011
Interest Rate Products	$	549	$	(170)	Interest expense	$	1,225	$	(2,129)	Interest expense	$	0	$	(71)

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

Recurring Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2012
Description	Using Quoted Prices in Active Markets for Identical Assets (Level 1)		Using Significant Other Observable Inputs (Level 2)		Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$301,945	$	0	$	0
Real estate related bonds	0		21,516		0

Total assets	$301,945	$	21,516	$	0

Derivative interest rate instruments	$0	$	(1,735)	$	0

Total liabilities	$0	$	(1,735)	$	0

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

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

Level 1

At June 30, 2012 and December 31, 2011, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.

Level 2

To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivatives, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2012 and December 31, 2011, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 5.19% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s.

Non-Recurring Measurements

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the six months ended June 30, 2012 and 2011. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended June 30, 2012		For the three months ended June 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	80,871	17,458	157,059	30,208

Total	80,871	17,458	157,059	30,208

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

	For the six months ended June 30, 2012				For the six months ended June 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Losses		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)		Total Impairment Losses
Investment properties	$223,508	$	27,887	$	224,309	$	58,175
Investment in unconsolidated entity	$16,914	$	4,200	$	0	$	0

Total	$240,422	$	32,087	$	224,309	$	58,175

The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.25% to 9.00% and discount rates ranging from 7.50% to 10.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the six months ended June 30, 2012, the Company identified certain properties which may have a reduction in the expected holding period and the Company reviewed the probability of these assets’ dispositions. For the six months ended June 30, 2012 and 2011, the impairment of the investment properties was $27,887 and $17,314, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $40,861 is included in discontinued operations for the six months ended June 30, 2012 and 2011, respectively.

The Company’s estimated fair value relating to the investment in unconsolidated entity’s impairment analysis was in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 8.00% to 11.25% and discount rates ranging from 10.00% to 11.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. These factors resulted in the valuation of the Company’s investment in the entity at $16,914 and an impairment charge of $4,200 for the six months ended June 30, 2012. There were no impairments to investment in unconsolidated entities recorded for the six months ended June 30, 2011.

Financial Instruments not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of June 30, 2012 and December 31, 2011.

		June 30, 2012				December 31, 2011
		Carrying Value		Estimated Fair Value		Carrying Value		Estimated Fair Value
Mortgage and notes payable	$	6,078,271	$	5,937,002	$	5,812,595	$	5,524,022
Margins payable	$	149,979	$	149,979	$	120,858	$	120,858

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

June 30, 2012

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

The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company’s hotels are leased to certain of the Company’s taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the six months ended June 30, 2012 and 2011, an income tax expense of $4,626 and $938 was included on the consolidated statements of operations and other comprehensive income.

(12) Segment Reporting

The Company has five business segments: Retail, Industrial, Office, Lodging and Multi-family. The Company evaluates segment performance primarily based on net property operations. Net property operations of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.

For the six months ended June 30, 2012, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank and approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2012.

		Total		Retail		Industrial		Office		Lodging		Multi- Family
Property rentals	$	161,558	$	79,559	$	20,928	$	36,298	$	0	$	24,773
Straight-line rents		1,382		652		569		311		0		(150)
Amortization of acquired above and below market leases, net		944		887		0		57		0		0

Total rental income	$	163,884	$	81,098	$	21,497	$	36,666	$	0	$	24,623

Tenant recovery income		26,344		18,185		1,458		6,538		0		163
Other property income		4,265		1,636		(169)		760		0		2,038
Lodging income		206,791		0		0		0		206,791		0

Total income	$	401,284	$	100,919	$	22,786	$	43,964	$	206,791	$	26,824
Operating expenses	$	191,608	$	27,465	$	2,829	$	10,471	$	138,616	$	12,227

Net property operations	$	209,676	$	73,454	$	19,957	$	33,493	$	68,175	$	14,597

Non allocated expenses (a)	$	(130,515)
Other income and expenses (b)	$	(78,698)
Equity in earnings of unconsolidated entities	$	2,936
Provision for asset impairment	$	(17,458)

Net loss from continuing operations	$	(14,059)
Net loss from discontinued operations	$	(3,732)
Net income attributable to noncontrolling interests	$	(119)

Net loss attributable to Company	$	(17,910)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2011.

		Total		Retail		Industrial		Office		Lodging		Multi- Family
Property rentals	$	152,397		$73,982		$19,869	$	35,811	$	0	$	22,735
Straight-line rents		3,577		1,130		1,339		1,065		0		43
Amortization of acquired above and below market leases, net		316		415		(67)		(32)		0		0

Total rental income	$	156,290	$	75,527	$	21,141	$	36,844	$	0	$	22,778

Tenant recovery income		22,494		15,844		690		5,842		0		118
Other property income		5,063		1,092		357		1,736		0		1,878
Lodging income		149,267		0		0		0		149,267		0

Total income	$	333,114	$	92,463	$	22,188	$	44,422	$	149,267	$	24,774
Operating expenses	$	146,787	$	24,681	$	1,922	$	10,796	$	97,485	$	11,903

Net property operations	$	186,327	$	67,782	$	20,266	$	33,626	$	51,782	$	12,871

Non allocated expenses (a)	$	(123,068)
Other income and expenses (b)	$	(68,510)
Equity in earnings of unconsolidated entities	$	7,733
Provision for asset impairment	$	(10,821)

Net loss from continuing operations	$	(8,339)
Net loss from discontinued operations	$	(17,775)
Net income attributable to noncontrolling interests	$	(1,647)

Net loss attributable to Company	$	(27,761)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain on securities, net, and income tax expense.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2012.

		Total		Retail		Industrial		Office		Lodging		Multi- Family
Property rentals	$	320,040	$	158,024	$	41,761	$	71,588	$	0	$	48,667
Straight-line rents		5,445		2,433		1,258		1,595		0		159
Amortization of acquired above and below market leases, net		1,315		1,292		(67)		90		0		0

Total rental income	$	326,800	$	161,749	$	42,952	$	73,273	$	0	$	48,826

Tenant recovery income		50,330		34,949		2,105		13,028		0		248
Other property income		8,490		2,493		323		1,693		0		3,981
Lodging income		356,867		0		0		0		356,867		0

Total income	$	742,487	$	199,191	$	45,380	$	87,994	$	356,867	$	53,055
Operating expenses	$	348,207	$	51,991	$	4,760	$	21,370	$	245,619	$	24,467

Net property operations	$	394,280	$	147,200	$	40,620	$	66,624	$	111,248	$	28,588

Non allocated expenses (a)	$	(257,667)
Other income and expenses (b)	$	(151,541)
Equity in earnings of unconsolidated entities (c)	$	(1,683)
Provision for asset impairment	$	(27,887)

Net loss from continuing operations	$	(44,498)
Net loss from discontinued operations	$	(3,503)
Net income attributable to noncontrolling interests	$	(192)

Net loss attributable to Company	$	(48,193)

Balance Sheet Data:
Real estate assets, net (d)	$	9,542,434	$	3,699,040	$	843,058	$	1,532,938	$	2,718,939	$	748,459
Non-segmented assets (e)	$	1,526,790

Total Assets	$	11,069,224

Capital expenditures	$	39,736	$	9,154	$	2,339	$	2,873	$	24,292	$	1,078

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.
(c)	Equity in earning of unconsolidated entities includes the impairment of investment in unconsolidated entities.
(d)	Real estate assets includes net intangibles.
(e)	Construction in progress is included as non-segmented assets.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

The following table summarizes net property operations income by segment for the six months ended June 30, 2011.

		Total		Retail		Industrial		Office		Lodging		Multi- Family
Property rentals	$	304,464	$	147,080	$	39,875	$	72,351	$	0	$	45,158
Straight-line rents		6,980		2,147		2,357		2,380		0		96
Amortization of acquired above and below market leases, net		1,094		1,339		(136)		(109)		0		0

Total rental income	$	312,538	$	150,566	$	42,096	$	74,622	$	0	$	45,254
Tenant recovery income		45,633		31,981		1,235		12,182		0		235
Other property income		9,844		2,788		380		2,794		0		3,882
Lodging income		276,922		0		0		0		276,922		0

Total income	$	644,937	$	185,335	$	43,711	$	89,598	$	276,922	$	49,371
Operating expenses	$	288,366	$	50,728	$	3,863	$	22,304	$	187,734	$	23,737

Net property operations	$	356,571	$	134,607	$	39,848	$	67,294	$	89,188	$	25,634

Non allocated expenses (a)	$	(244,796)
Other income and expenses (b)	$	(134,315)
Equity in earnings of unconsolidated entities	$	5,435
Provision for asset impairment	$	(17,314)

Net loss from continuing operations	$	(34,419)
Net loss from discontinued operations	$	(44,099)
Net loss	$	(78,518)

Net income attributable to noncontrolling interests	$	(3,871)

Net loss attributable to Company	$	(82,389)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.
(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain on securities, and income tax benefit.

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

The basic and diluted weighted average number of common shares outstanding was 875,037,776 and 852,915,215 for the six months ended June 30, 2012 and 2011, respectively.

(14) Commitments and Contingencies

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of June 30, 2012 the Company has funded $46,093 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of June 30, 2012.

The Company has learned that the SEC is conducting a non-public, formal, fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws regarding the business management fees, property management fees, transactions with affiliates, timing and amount of distributions paid to investors, determination of property impairments, and any

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except data amounts)

June 30, 2012

(unaudited)

decision regarding whether the Company might become a self-administered REIT. The Company has not been accused of any wrongdoing by the SEC. The Company also has been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. The Company has been cooperating fully with the SEC.

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

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company

(15) Subsequent Events

Effective July 1, 2012, the Company entered into new master management agreements with its property managers, and the subsidiaries of the Company that directly own its properties entered into new property management agreements with the property managers. Each agreement has an initial term ending December 31, 2013, which term will automatically be renewed until June 30, 2015 unless either party to the agreement provides written notice of cancellation before June 30, 2013. Under the agreements, the Company will pay the property managers monthly management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

The Company also renewed its business management agreement with Inland American Business Manager & Advisor, Inc., effective July 30, 2012. The agreement will continue to be effective through July 30, 2013. The terms of the agreement remain unchanged.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 11, 2012, as amended. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three and six months ended June 30, 2012 and 2011 and as of June 30, 2012 and December 31, 2011. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview

We constantly analyze and evaluate current global and national economic indicators that influence commercial real estate performance and values, as well as individual asset class metrics and local geographic trends. We examine this data and use our real estate expertise to determine the appropriate portfolio strategies. With the complexity and size of our portfolio it will take time to execute our long-term strategies, which include narrowing and repositioning our portfolio into three main asset groups - Retail, Lodging and Student Housing. We believe these asset classes will produce a higher rate of return for our stockholders. We intend to execute this objective through the selective disposition of non strategic assets, among other strategies. We anticipate maintaining a sustainable distribution rate funded by our operations.

We also continue to employ the following property management tactics to achieve improved performance from our assets: actively pursuing leasing rate increases, controlling expenses, and maintaining strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisers to maximize occupancy and daily rates as well as control expenses.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the six months ended June 30, 2012 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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

We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates in 2012. We expect to see increased same store operating performance in our lodging and multi-family segments in 2012. The lodging industry is expected to have positive growth for 2012 and the rental growth is projected to continue for the multi-family properties in 2012. Our retail, office and industrial portfolios are expected to maintain high occupancy and have limited lease rollover in the coming years. We believe the retail and industrial segments same store income will be consistent with 2011 results. We do expect to see lower income in the office segment compared to 2011 results. We believe we will be able to maintain our cash distribution in 2012 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Company Highlights for the six months ended June 30, 2012

•

During the first quarter, we acquired five upper upscale lodging properties consisting of 2,302 rooms for a gross acquisition price of $393,100. Consistent with our objective to dispose of non-strategic assets, we disposed of thirty retail bank branches as well as two retail properties and an industrial property for a gross disposition price of $108,500 during the second quarter of 2012.

•

Effective January 1, 2012, we executed an extension agreement with the property managers through June 30, 2012. In consideration for the extension, the managers agreed to reduce the monthly property management fees paid for triple-net lease properties, to a lower fee of 2.9% of gross income, and for bank branches, to a lower fee of 2.5% of gross income. As a result of these reductions, we saw a decrease property management fee expense of $1.0 million on a same store basis for the six months ended June 30, 2011 compared to 2012. Effective July 1, 2012, we entered into new master management agreements, and our subsidiaries entered into new property management agreements, with the property managers, under which the monthly property management fees have been reduced further.

•	In addition, effective July 30, 2012, we extended our agreement with the Business Manager through July 30, 2013. The terms of the Business Management Agreement remain unchanged.
•

Management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year and are referred to herein as “same store” properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income.

Six Months Ended June 30, 2012 Operating Results on a Same Store Basis (in thousands):

	Net operating income for the six months ended		Increase (decrease)	Increase (decrease)	Economic Occupancy as of June 30, 2012	Economic Occupancy as of June 30, 2011
	June 30, 2012	June 30, 2011
Retail	$135,018	$134,923	$95	0.1%	93%	94%
Lodging	92,586	87,941	4,645	5.3%	73%	71%
Office	66,624	67,294	(670)	(1.0)%	92%	92%
Industrial	39,099	39,505	(406)	(1.0)%	91%	90%
Multi-Family	28,588	25,634	2,954	11.5%	92%	92%

	$361,915	$355,297	$6,618	1.9%

Results of Operations

General

Consolidated Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2012 and 2011. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three and six months ended June 30, 2012 and 2011, respectively, are referred to herein as “same store” properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Operating Income and Expenses:

		Three months ended June 30, 2012		Three months ended June 30, 2011		2012 Increase (decrease) from 2011		Six months ended June 30, 2012		Six months ended June 30, 2011		2012 Increase (decrease) from 2011
Income:
Rental income	$	163,884	$	156,290	$	7,594	$	326,800	$	312,538	$	14,262
Tenant recovery income		26,344		22,494		3,850		50,330		45,633		4,697
Other property income		4,265		5,063		(798)		8,490		9,844		(1,354)
Lodging income		206,791		149,267		57,524		356,867		276,922		79,945
Operating Expenses:
Property operating expenses	$	34,087	$	32,958	$	1,129	$	66,029	$	66,101	$	(72)
Lodging operating expenses		129,931		90,776		39,155		229,783		174,573		55,210
Real estate taxes		27,590		23,053		4,537		52,395		47,692		4,703
Provision for asset impairment		17,458		10,821		6,637		27,887		17,314		10,573
General and administrative expenses		9,434		7,600		1,834		18,306		14,214		4,092
Business management fee		9,993		10,000		(7)		19,993		20,000		(7)

Property Income and Operating Expenses

Rental income for non-lodging properties consists of base monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Tenant recovery income generally fluctuates correspondingly with property operating expenses and real estate taxes. Other property income for non-lodging properties consists of lease termination fees and other miscellaneous property income. Property operating expenses for non-lodging properties consist of real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable from the tenant).

•

For the three and six months ended June 30, 2012, rental income increased $7,594 and $14,262, respectively, over the same period in 2011, which is primarily due to the six retail properties the Company acquired in the third and fourth quarters of 2011 in addition to increased operating performance of multi-family segment. Property operating expenses remained consistent when comparing the two periods. This is due to an increase in expenses related to the properties acquired in 2011 offset by a decrease in snow removal costs during the first half of 2012 and property management fee expenses. The property management fee rates were reduced effective January 1, 2012 when we entered into an extension agreement with the property managers which extended the term through June 30, 2012. Subsequently, we entered into new master property management agreements with our property managers on July 1, 2012. See Subsequent Events for further detail on the property management agreement terms.

Lodging Income and Operating Expenses

Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•

Lodging income and operating expense increased in the three and six months ended June 30, 2012 as a result of the three hotels acquired in 2011 and the five hotels acquired in March 2012. The remaining increase is also attributable to increased same store net operating income of $3,095 or 6.0% and $4,645 or 5.3% comparing the three and six months ended June 30, 2011 to 2012, respectively.

Provision for Asset Impairment

•

For the three and six months ended June 30, 2012, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $17,458 and $27,887, respectively, to reduce the book value of certain of our investment properties to their fair values. For the six months ended June 30, 2011, we impaired certain properties of which eighteen were subsequently sold and the respective impairment charge of $40,861 is included in discontinued operations. Seven of the properties previously impaired totaling $17,314 remain in continuing operations on the consolidated statements of operations.

General Administrative Expenses and Business Management Fee

After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. Once we have satisfied the minimum return on invested capital, the amount of the actual fee paid to the business manager is determined by the business manager up to the amount permitted by the agreement and otherwise approved by the board of directors.

•

We incurred a business management fee of $19,993 and $20,000, which is equal to .1740%, and .1765% of average invested assets for the six months ended June 30, 2012 and 2011, respectively. In addition, effective July 30, 2012, we extended our agreement with the Business Management through July 30, 2013. The terms of the Business Manager Agreement remain unchanged.

•

The increase in general and administrative expense from the three and six months ended June 30, 2012 to the six months ended June 30, 2011 was primarily a result of an increase in acquisition expenses and legal costs, as well as an increase in reimbursable expenses as a result of a shift in personnel from our property managers to our business manager. The personnel costs for these persons were not reimbursable under the agreements with our property managers, but are reimbursable in accordance with the reimbursement provisions of the business management agreement.

Non-Operating Income and Expenses:

		Three months ended June 30, 2012		Three months ended June 30, 2011		2012 Increase (decrease) from 2012		Six months ended June 30, 2012		Six months ended June 30, 2011		2012 Increase (decrease) from 2011
Non-operating income and expenses:
Interest and dividend income	$	6,003	$	5,277	$	726	$	10,915	$	10,914	$	1
Other income (loss)		1,291		(2,658)		3,949		1,712		(2,305)		4,017
Interest expense		(81,419)		(72,491)		(8,928)		(158,520)		(148,877)		(9,643)
Equity in earnings of unconsolidated entities		2,936		7,733		(4,797)		2,517		5,435		(2,918)
Impairment of investment in unconsolidated entities		0		0		0		(4,200)		0		(4,200)
Realized gain (loss) and impairment on securities, net		(2,445)		2,895		(5,340)		(1,022)		6,891		(7,913)
Loss from discontinued operations, net		(3,732)		(17,775)		14,043		(3,503)		(44,099)		40,596

Interest Expense

•

The principal amount of mortgage debt financings increased from $5,533,380 to $6,078,271 comparing June 30, 2011 to 2012 resulting in increased interest expense for the six months ending June 30, 2012 and 2011 of $9,643. The weighted average interest rate was 5.2% and 5.3% for the six months ended June 30, 2012 and 2011, respectively.

Impairment of Investment in Unconsolidated Entities

•

On February 21, 2012, we delivered to Lexington Master Limited Partnership (“LMLP”), our joint venture partner for the Net Lease Strategic Assets Fund LP joint venture, a right of first offer under the partnership agreement. On February 20 and 21, 2012, LMLP delivered notice to us to exercise the buy sell option under the partnership agreement. For the year ended December 31, 2011, we valued the equity interest and recorded an initial impairment of $113,621. On April 27, 2012, we entered into a disposition agreement with LMLP. Pursuant to this agreement, the right of first offer and buy/sell right option previously delivered by us and LMLP, respectively, are deemed to have no force or effect. Under the agreement, we shall provide written notice by September 17, 2012 to LMLP to either (1) buy LMLP’s interest in Net Lease Strategic Asset Fund L.P. for $219,838 less any distributions to LMLP from April 27, 2012 to October 1, 2012 or (2) sell our interest in the venture for $14,374 less any distributions to us from April 27, 2012 to October 1, 2012. For the three months ended March 31, 2012, we valued the equity interest in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties and recorded an additional impairment of $4,200 on our investment in unconsolidated entities related to the Net Lease Strategic Assets Fund LP joint venture. For the six months ended June 30, 2012 and 2011, we recorded impairment of $4,200 and zero, respectively, on the investment in unconsolidated entities.

Discontinued Operations

•

For the three and six months ended June 30, 2012, we sold thirty-three properties, including thirty retail bank branches, two retail centers and one industrial property The activity for those properties is shown as a loss from discontinued operations of $3,732 and $3,503, respectively. For the three and six months ended June 30, 2011, we recorded a loss of $17,775 and $44,099 from discontinued operations due to the disposition of twenty-six properties. The loss from discontinued operations was primarily comprised of a provision for asset impairment of $19,387 and $40,861, for the three and six months ended June 30, 2011, respectively.

Segment Reporting

An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 917 and 916 of our investment properties satisfied the criteria of being owned for the three and six months ended June 30, 2012 and 2011, respectively, and are referred to herein as “same store” properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three and six months ended June 30, 2012 and 2011. The base rental rates reflected in retail, office, industrial, and multi-family are exclusive of tenant improvements and lease commissions. For the three and six months ended June 30, 2012, these costs associated with leasing space were not material.

Retail Segment

Our retail segment net operating income on a same store basis remained stable for the three and six months ended June 30, 2012 compared to the six months ended June 30, 2011 with a slight increase of less than 1.0% for both periods, up to $68,091 from $67,706 for the three months ended and $135,018 from $134,923 for the six months ended. We saw an increase in the retail segment total net operating income of 8% or $5,672 and 9% or $12,593 for the three and six months ended June 30, 2012 compared to 2011 due to seven retail properties purchased in 2011. The slight fluctuations are due to less lease termination income in the six months ended 2012 compared to 2011 offset by decrease in snow and salt removal expense and property management fees.

Same store average economic occupancy remained stable at 93% for the three and six months ended June 30, 2011 and 2012. We anticipate the consistent operating performance from the retail portfolio for the remainder of 2012 with steady rental rates and minimal lease rollover in the next six to twelve months.

Fundamentals in the retail segment are slowly improving. With limited new development and construction, we have a positive view of this segment long-term. Our retail portfolio strategy is to focus our capital in favorable demographic and geographic locations where rental and net operating income growth is expected. For current properties in the portfolio, we continue to maintain our expense controls and our successful property marketing programs and to enhance current tenant relationships. We focus on new consumer trends and reevaluate tenant synergy as leases mature to guarantee proper tenant diversity at our properties.

	Total Retail Properties
	As of June 30,
	2012		2011
Retail Properties
Physical occupancy	93%		93%
Economic occupancy	93%		94%
Base rent per square foot	$15.03	$	15.16
Gross investment in properties	$4,290,884	$	4,224,286

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2012	231	831,092	12,800	4.0%	3.9%	15.40
2013	348	1,318,132	21,600	6.3%	6.5%	16.39
2014	313	1,980,196	28,631	9.4%	8.7%	14.46
2015	341	2,328,978	29,325	11.1%	8.9%	12.59
2016	309	1,855,706	27,126	8.8%	8.2%	14.62
Thereafter	1,250	12,660,424	210,297	60.4%	63.8%	16.61

	2,792	20,974,528	329,779	100%	100%	$15.72

Comparison of three months ended June 30, 2012 and 2011

The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to April 1, 2011. The properties in the same store portfolio were owned for the entire three months ended June 30, 2012 and 2011.

Retail		For the three months ended June 30, 2012						For the three months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	75,245	$	5,853	$	81,098	$	75,142	$	385	$	75,527	$	103	0.1%	$	5,571	7.4%
Tenant recovery incomes		16,207		1,978		18,185		15,453		391		15,844		754	4.9%		2,341	14.8%
Other property income		1,624		12		1,636		1,071		21		1,092		553	51.6%		544	49.8%

Total revenues	$	93,076	$	7,843	$	100,919	$	91,666	$	797	$	92,463	$	1,410	1.5%	$	8,456	9.1%

Expenses:
Property operating expenses	$	15,164	$	1,368	$	16,532	$	14,405	$	581	$	14,986	$	759	5.3%	$	1,546	10.3%
Real estate taxes		9,821		1,112		10,933		9,555		140		9,695		266	2.8%		1,238	12.8%

Total operating expenses	$	24,985	$	2,480	$	27,465	$	23,960	$	721	$	24,681	$	1,025	4.3%	$	2,784	11.3%

Net operating income	$	68,091	$	5,363	$	73,454	$	67,706	$	76	$	67,782	$	385	0.6%	$	5,672	8.4%

Average occupancy for the period		93%		N/A		94%		93%		N/A		93%
Number of Properties		684		12		696		684		3		687

Comparison of six months ended June 30, 2012 and 2011

The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire six months ended June 30, 2012 and 2011.

Retail		For the six months ended June 30, 2012						For the six months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	148,234	$	13,515	$	161,749	$	148,614	$	1,952	$	150,566	$	(380)	(0.3)%	$	11,183	7.4%
Tenant recovery incomes		31,206		3,743		34,949		31,005		976		31,981		201	0.6%		2,968	9.3%
Other property income		2,433		60		2,493		2,763		25		2,788		(330)	(11.9)%		(295)	(10.6)%

Total revenues	$	181,873	$	17,318	$	199,191	$	182,382	$	2,953	$	185,335	$	(509)	(0.3)%	$	13,856	7.5%

Expenses:
Property operating expenses	$	27,751	$	3,060	$	30,811	$	28,590	$	1,558	$	30,148	$	(839)	(2.9)%	$	663	2.2%
Real estate taxes		19,104		2,076		21,180		18,869		1,711		20,580		235	1.2%		600	2.9%

Total operating expenses	$	46,855	$	5,136	$	51,991	$	47,459	$	3,269	$	50,728	$	(604)	(1.3)%	$	1,263	2.5%

Net operating income	$	135,018	$	12,182	$	147,200	$	134,923	$	(316)	$	134,607	$	95	0.1%	$	12,593	9.4%

Average occupancy for the period		93%		N/A		94%		93%		N/A		93%
Number of Properties		685		11		696		685		2		687

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

On a same store basis, net operating income increased 6% and 5% for the three and six months ended June 30, 2011 to June 30, 2012, from $51,782 to $54,877 and $87,941 to $92,586, respectively, which was a result of increased RevPar and ADR as occupancy remained consistent for the periods. The lodging segment’s net operating income increased $16,393 or 32% and $22,060 or 25% when comparing the three and six months ended June 30, 2012 to 2011. The increase is the result of two lodging properties acquired in the second half of 2011 and five lodging properties acquired in first quarter of 2012. Finally, the seasonality of our lodging segment results in lower revenue and operating income during the first and fourth quarters. We anticipate the operating performance of our lodging portfolio to increase in the second and third quarters of 2012.

We are optimistic our lodging portfolio will continue its strong performance in 2012. Business and leisure travel is forecasted to remain strong in 2012. While occupancy continues to rise, pricing increases are slowly starting to follow as both types of travel remain sensitive to price increases. We expect ADR growth in 2012 to be slightly higher than in 2011. RevPar is expected to steadily grow in 2012, specifically in our upper upscale and full service hotel classes. Our first quarter acquisition additions will parallel this trend. With historically low growth supply forecasted for the next couple of years, especially for the full service urban asset group, we believe deploying capital into this segment will drive strong increases in our RevPar results.

	Total Lodging Properties
	For the six months ended June 30,
Lodging Properties	2012		2011
Revenue per available room	$92	$	86
Average daily rate	$127	$	121
Occupancy	72%		72%
Gross investment in properties as of June 30,	$3,277,882	$	2,851,560

Comparison of three months ended June 30, 2012 and 2011

The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to April 1, 2011. The properties in the same store portfolio were owned for the entire three months ended June 30, 2012 and 2011.

Lodging		For the three months ended June 30, 2012						For the three months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Lodging operating income	$	156,556	$	50,235	$	206,791	$	149,267	$	0	$	149,267	$	7,289	4.9%	$	57,524	38.5%

Expenses:
Lodging operating expenses	$	94,835	$	35,096	$	129,931	$	90,775	$	0	$	90,775	$	4,060	4.5%	$	39,156	43.1%
Real estate taxes		6,844		1,841		8,685		6,710		0		6,710		134	2.0%		1,975	29.4%

Total operating expenses	$	101,679	$	36,937	$	138,616	$	97,485	$	0	$	97,485	$	4,194	4.3%	$	41,131	42.2%

Net operating income	$	54,877	$	13,298	$	68,175	$	51,782	$	0	$	51,782	$	3,095	6.0%	$	16,393	31.7%

Average occupancy for the period		77%		N/A		77%		75%		N/A		75%
Number of Properties		93		7		100		93		0		93

Comparison of six months ended ended June 30, 2012 and 2011

The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire six months ended June 30, 2012 and 2011.

Lodging		For the six months ended June 30, 2012						For the six months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Lodging operating income	$	282,713	$	74,154	$	356,867	$	270,771	$	6,151	$	276,922	$	11,942	4.4%	$	79,945	28.9%

Expenses:
Lodging operating expenses	$	176,823	$	52,960	$	229,783	$	169,868	$	4,705	$	174,573	$	6,955	4.1%	$	55,210	31.6%
Real estate taxes		13,304		2,532		15,836		12,962		199		13,161		342	2.6%		2,675	20.3%

Total operating expenses	$	190,127	$	55,492	$	245,619	$	182,830	$	4,904	$	187,734	$	7,297	4.0%	$	57,885	30.8%

Net operating income	$	92,586	$	18,662	$	111,248	$	87,941	$	1,247	$	89,188	$	4,645	5.3%	$	22,060	24.7%

Average occupancy for the period		73%		N/A		73%		71%		N/A		71%
Number of Properties		92		8		100		92		1		93

Office Segment

Our office segment has remained consistent on a total segment and same store basis. We did not acquire any office properties during 2011 or the first six months of 2012. Net operating income decreased less than 1% from $33,626 to $33,493 and 1% from $67,294 to $66,624 from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012. Total revenues decreases from $44,422 for the three months ended June 30, 2011 to $43,964 and $89,598 for the six months ended June 30, 2011 to $87,994 for 2012. This reduction in revenues is due to an increase in rent abatements during the first six months of 2012 coupled by a decrease in lease termination income for the same period. A large portion of the decrease in property operating expenses from $7,494 to $6,952 and $15,518 to $14,373 for the three and six months ended June 30, 2011 to 2012 is attributable to the decreased management fee, effective January 1, 2012.

Although we see market rates continuing to decrease from the current rates, occupancy is stable at 92% with limited lease rollover in the next three to four years. During the fifth year, 57% of the lease expiration relates to one property, with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market.

		Total Office Properties
		As of June 30,
		2012		2011
Office Properties
Physical occupancy		92%		92%
Economic occupancy		92%		92%
Base rent per square foot	$	15.28	$	15.05
Gross investment in properties	$	1,928,838	$	2,024,244

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot ($)
2012	21	178,231	3,707	1.9%	2.3%	20.80
2013	34	736,592	13,441	7.8%	8.5%	18.25
2014	50	236,303	3,925	2.5%	2.5%	16.61
2015	44	396,172	7,794	4.2%	4.9%	19.67
2016	38	2,548,728	41,394	27.0%	26.1%	16.24
Thereafter	83	5,341,809	88,501	56.6%	55.7%	16.57

	270	9,437,835	158,762	100%	100%	16.82

Comparison of three months ended June 30, 2012 and 2011

The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to April 1, 2011. The properties in the same store portfolio were owned for the three months ended June 30, 2012 and 2011.

Office		For the three months ended June 30, 2012						For the three months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	36,666	$	0	$	36,666	$	36,844	$	0	$	36,844	$	(178)	(0.5)%	$	(178)	(0.5)%
Tenant recovery incomes		6,538		0		6,538		5,842		0		5,842		696	11.9%		696	11.9%
Other property income		760		0		760		1,736		0		1,736		(976)	(56.2)%		(976)	(56.2)%

Total revenues	$	43,964	$	0	$	43,964	$	44,422	$	0	$	44,422	$	(458)	(1.0)%	$	(458)	(1.0)%

Expenses:
Property operating expenses	$	6,952	$	0	$	6,952	$	7,494	$	0	$	7,494	$	(542)	(7.2)%	$	(542)	(7.2)%
Real estate taxes		3,519		0		3,519		3,302		0		3,302		217	6.6%		217	6.6%

Total operating expenses	$	10,471	$	0	$	10,471	$	10,796	$	0	$	10,796	$	(325)	(3.0)%	$	(325)	(3.0)%

Net operating income	$	33,493	$	0	$	33,493	$	33,626	$	0	$	33,626	$	(133)	(0.4)%	$	(133)	(0.4)%

Average occupancy for the period		92%		N/A		92%		93%		N/A		93%
Number of Properties		43		0		43		43		0		43

Comparison of six months ended June 30, 2012 and 2011

The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the six months ended June 30, 2012 and 2011.

Office		For the six months ended June 30, 2012						For the six months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	73,273	$	0	$	73,273	$	74,622	$	0	$	74,622	$	(1,349)	(1.8)%	$	(1,349)	(1.8)%
Tenant recovery incomes		13,028		0		13,028		12,182		0		12,182		846	6.9%		846	6.9%
Other property income		1,693		0		1,693		2,794		0		2,794		(1,101)	(39.4)%		(1,101)	(39.4)%

Total revenues	$	87,994	$	0	$	87,994	$	89,598	$	0	$	89,598	$	(1,604)	(1.8)%	$	(1,604)	(1.8)%
Expenses:
Property operating expenses	$	14,373	$	0	$	14,373	$	15,518	$	0	$	15,518	$	(1,145)	(7.4)%	$	(1,145)	(7.4)%
Real estate taxes		6,997		0		6,997		6,786		0		6,786		211	3.1%		211	3.1%

Total operating expenses	$	21,370	$	0	$	21,370	$	22,304	$	0	$	22,304	$	(934)	(4.2)%	$	(934)	(4.2)%

Net operating income	$	66,624	$	0	$	66,624	$	67,294	$	0	$	67,294	$	(670)	(1.0)%	$	(670)	(1.0)%

Average occupancy for the period		92%		N/A		92%		93%		N/A		93%
Number of Properties		43		0		43		43		0		43

Industrial Segment

Our industrial segment net operating income increased $772 or 2% when comparing the six months ended June 30, 2011 to 2012, which is primarily due to two industrial properties that were placed in service in 2011. For the three months ended June 30, 2012 compared to 2011, net operating income decreased $309 or 2%. The decrease is a result of decreased other property income of $526 when comparing the two periods. In addition, we saw increased real estate taxes of $1,372 for the three months ended June 30, 2012 compared to $579 for the same period 2011. During the second half of 2011, a real estate tax cap expired at one of our properties, which has net leases and tenants that are directly responsible for operating expenses and reimburse us for real estate taxes. This is reflected in tenant recovery income which increased to $1,458 from $690 for the three months ended June 30, 2012 to 2011.

Our industrial properties’ economic occupancy rates increased by 1% from 90% for the six months ended June 30, 2011 to 91% for the six months ended June 30, 2012. Rental rates are expected to remain consistent in 2012 for our specialty distribution centers and slightly increase for our distribution centers constructed in the past ten years as well as our charter school and correctional facilities.

		Total Industrial Properties
		As of June 30,
		2012		2011
Industrial Properties
Physical occupancy		90%		89%
Economic occupancy		91%		90%
Base rent per square foot	$	5.97	$	5.87
Gross investment in properties	$	1,039,502	$	1,086,573

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/ Square Foot ($)
2012	11	399,508	1,123	2.9%	1.2%	2.81
2013	11	1,184,389	7,250	8.5%	7.8%	6.12
2014	4	454,423	2,572	3.3%	2.8%	5.66
2015	9	1,199,103	4,663	8.6%	5.0%	3.89
2016	7	1,538,693	5,650	11.0%	6.1%	3.67
Thereafter	40	9,189,056	71,352	65.8%	77.0%	7.76

	82	13,965,172	92,610	100.1%	99.9%	6.63

Comparison of three months ended June 30, 2012 and 2011

The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to April 1, 2011. The properties in the same store segment were owned for the three months ended June 30, 2012 and 2011.

Industrial		For the three months ended June 30, 2012						For the three months ended June 30, 2011					Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment	Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	21,158	$	339	$	21,497	$	21,141	0	$	21,141	$	17	0.1%	$	356	1.7%
Tenant recovery incomes		1,366		92		1,458		690	0		690		676	98.0%		768	111.3%
Other property income		80		(249)		(169)		357	0		357		(277)	(77.6)%		(526)	(147.3)%

Total revenues	$	22,604	$	182	$	22,786	$	22,188	0	$	22,188	$	416	1.9%	$	598	2.7%

Expenses:
Property operating expenses	$	1,399	$	58	$	1,457	$	1,343	0	$	1,343	$	56	4.2%	$	114	8.5%
Real estate taxes		1,330		42		1,372		579	0		579		751	129.7%		793	137.0%

Total operating expenses	$	2,729	$	100	$	2,829	$	1,922	0	$	1,922	$	807	42.0%	$	907	47.2%

Net operating income		19,875		82		19,957		20,266	0		20,266		(391)	(1.9)%		(309)	(1.5)%

Average occupancy for the period		91%		N/A		91%		94%	N/A		93%
Number of Properties		71		2		73		71	0		71

Comparison of six months ended June 30, 2012 and 2011

The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to January 1, 2011. The properties in the same store segment were owned for the six months ended June 30, 2012 and 2011.

Industrial		For the six months ended June 30, 2012						For the six months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	41,317	$	1,635	$	42,952	$	41,800	$	296	$	42,096	$	(483)	(1.2)%	$	856	2.0%
Tenant recovery incomes		1,810		295		2,105		1,175		60		1,235		635	54.0%		870	70.4%
Other property income		265		58		323		128		252		380		137	107.0%		(57)	(15.0)%

Total revenues	$	43,392	$	1,988	$	45,380	$	43,103	$	608	$	43,711	$	289	0.7%	$	1,669	3.8%

Expenses:
Property operating expenses	$	2,352	$	266	$	2,618	$	2,569	$	156	$	2,725	$	(217)	(8.4)%	$	(107)	(3.9)%
Real estate taxes		1,941		201		2,142		1,029		109		1,138		912	88.6%		1,004	88.2%

Total Operating expenses	$	4,293	$	467	$	4,760	$	3,598	$	265	$	3,863	$	695	19.3%	$	897	23.2%

Net operating income	$	39,099	$	1,521	$	40,620	$	39,505	$	343	$	39,848	$	(406)	(1.0)%	$	772	1.9%

Average occupancy for the period		91%		N/A		91%		94%		N/A		93%
Number of Properties		70		3		73		70		1		71

Multi-family Segment

Our multi-family segment continues to perform well with net operating income increasing $1,726 or 13% and $2,954 or 12% on a same store basis and total segment basis for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. This is the result of increased average occupancy coupled with higher base rent per unit and less concessions being offered. In addition, the increase in total revenues for the comparative periods was $2,050 or 8% and $3,684 or 7% for the three and six months ended compared to an increase in total operating expenses of only $324 or 3% and $730 or 3% for the three and six months ended. We expect to see rental rates in the student housing and conventional multi-family continue to rise in 2012 and occupancy to remain consistent with 2011.

In the fall 2012, we anticipate placing two additional student housing properties in service as well as one student housing property in service in the fall of 2013 and one conventional multi-family property in service in the spring of 2013 representing an additional 356 units and 2,500 beds. During the 2011 and the six months ended June 30, 2012, we did not acquire any multi-family properties nor did we place any properties in service.

		Total Multi-family Properties
		As of June 30, 2012
		2012		2011
Multi-Family Properties
Economic occupancy		92		92
End of month scheduled base rent per unit per month	$	897	$	868
Gross investment in properties	$	874,984	$	899,002

Comparison of three months ended June 30, 2012 and 2011

The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to April 1, 2011. The properties in the same store portfolio were owned for the three months ended June 30, 2012 and 2011.

Multi-family		For the three months ended June 30, 2012						For the three months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	24,623	$	0	$	24,623	$	22,778	$	0	$	22,778	$	1,845	8.1%	$	1,845	8.1%
Tenant recovery incomes		163		0		163		118		0		118		45	38.1%		45	38.1%
Other property income		2,038		0		2,038		1,878		0		1,878		160	8.5%		160	8.5%

Total revenues	$	26,824	$	0	$	26,824	$	24,774	$	0	$	24,774	$	2,050	8.3%	$	2,050	8.3%

Expenses:
Property operating expenses	$	9,147	$	0	$	9,147	$	9,135	$	0	$	9,135	$	12	0.1%	$	12	0.1%
Real estate taxes		3,080		0		3,080		2,768		0		2,768		312	11.3%		312	11.3%

Total operating expenses	$	12,227	$	0	$	12,227	$	11,903	$	0	$	11,903	$	324	2.7%	$	324	2.7%

Net operating income		14,597		0		14,597		12,871		0		12,871		1,726	13.4%		1,726	13.4%

Average occupancy for the period		94%		N/A		94%		93%		N/A		93%
Number of Properties		26		0		26		26		0		26

Comparison of six months ended June 30, 2012 and 2011

The table below represents operating information for the multi-family segment and for the same store segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the six months ended June 30, 2012 and 2011.

Multi-family		For the six months ended June 30, 2012						For the six months ended June 30, 2011						Same Store Portfolio Change Favorable/ (Unfavorable)			Total Segment Change Favorable/ (Unfavorable)
		Same Store Segment		Non-Same Store		Total Segment		Same Store Segment		Non-Same Store		Total Segment		Amount	%		Amount	%
Revenues:
Rental income	$	48,826	$	0	$	48,826	$	45,254	$	0	$	45,254	$	3,572	7.9%	$	3,572	7.9%
Tenant recovery incomes		248		0		248		235		0		235		13	5.5%		13	5.5%
Other property income		3,981		0		3,981		3,882		0		3,882		99	2.6%		99	2.6%

Total revenues	$	53,055	$	0	$	53,055	$	49,371	$	0	$	49,371	$	3,684	7.5%	$	3,684	7.5%

Expenses:
Property operating expenses	$	18,228	$	0	$	18,228	$	17,710	$	0	$	17,710	$	518	2.9%	$	518	2.9%
Real estate taxes		6,239		0		6,239		6,027		0		6,027		212	3.5%		212	3.5%

Total operating expenses	$	24,467	$	0	$	24,467	$	23,737	$	0	$	23,737	$	730	3.1%	$	730	3.1%

Net operating income	$	28,588	$	0	$	28,588	$	25,634	$	0	$	25,634	$	2,954	11.5%	$	2,954	11.5%

Average occupancy for the period		94%		N/A		94%		92%		N/A		92%
Number of Properties		26		0		26		26		0		26

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

The properties under development and all amounts set forth below are as of June 30, 2012. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($) (b)	Note Payable as of June 30, 2012 ($)	Estimated Placed in Service Date (c)
Woodbridge	Wylie, TX	Retail	519,745	31,158	69,019	0	16,925	(e)
Stone Creek	San Marcos, TX	Retail	469,741	18,755	72,009	0	10,036	(e)
Cityville/Cityplace	Dallas, TX	Multi-family	356 units	41,187	63,615	0	9,528	Q1 2013 (d)
UH at UCF	Orlando, FL	Student Housing	995 beds	59,756	67,158	0	34,937	Q3 2012 (d)
UH at Fullerton	Fullerton, CA	Student Housing	1,198 beds	102,678	133,501	0	42,447	Q3 2013 (d)
ASU Housing	Mesa, AZ	Student Housing	307 beds	10,461	13,464	0	4,476	Q3 2012 (d)

(a)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	We anticipate funding remaining development through construction financing secured by the properties.

(c)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(d)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date. The two student-housing developments that will be placed in service during the third quarter of 2012, UH at UCF and ASU Housing, are 100% pre-leased.

(e)	Stone Creek and Woodbridge are retail shopping centers and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The initial phases of Stone Creek and Woodbridge developments were pre-leased at 83% and 91%, respectively, as of June 30, 2012. The Percentage Pre-Leased represents the percentage of square feet leased of the total square footage built or under construction.

As part of our restructure of, and foreclosure of the properties securing, the Stan Thomas Properties note, we, as the secured lender, began overseeing certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. The book value of the Railyards property was $120,409 as of June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had $211.5 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

Short Term Liquidity and Capital Resources

On a short term basis, our principal demands for funds are to pay our corporate and operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay/make interest and principal payments on our current indebtedness. We expect to meet our short term liquidity requirements from cash flow from operations, proceeds from our dividend reinvestment plan and distributions from our joint venture investments.

Long Term Liquidity and Capital Resources

On a long term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the increased performance of our lodging and multi-family segments as well as the repositioning of our retail and lodging properties will increase our operating cash flows.

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

Distributions

We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2012 to June 30, 2012 totaling $218.9 million or $0.50 per share on an annualized basis. These cash distributions were paid with cash flow from our operations which was $242.8 million for the six months ended June 30, 2012.

We continue to provide cash distributions to our stockholders from cash generated by our operations. The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. We also include distributions from unconsolidated entities related to distributions provided by investments in unconsolidated entities since the underlying real estate operations in these entities generate these cash flows. Gain on sales of properties relate to net profits from the sale of certain properties. Our presentation is not intended to be an alternative to our consolidated statements of cash flow and does not present all the sources and uses of our cash.

The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

		Six months ended June 30, 2012		Twelve months ended
				2011		2010		2009		2008		2007
Cash flow provided by operations	$	242,771	$	397,949	$	356,660	$	369,031	$	384,365	$	263,420
Distributions from unconsolidated entities	$	9,435	$	33,954	$	31,737	$	32,081	$	41,704	$	0
Gain on sales of properties (1)	$	1,851	$	6,141	$	55,412	$	0	$	0	$	0
Distributions declared	$	(218,858)	$	(429,599)	$	(417,885)	$	(405,337)	$	(418,694)	$	(242,606)

Excess (deficiency)	$	35,199	$	8,445	$	25,924	$	(4,225)	$	7,375	$	20,814

		Three months ended				Six months ended June 30, 2012
		March 31, 2012		June 30, 2012
Cash flow provided by operations	$	85,925	$	156,846	$	242,771
Distributions from unconsolidated entities		3,093		6,342		9,435
Gain on sales of properties		0		1,851		1,851
Distributions declared		(109,217)		(109,641)		(218,858)

Excess (deficiency)	$	(20,199)	$	55,398	$	35,199

		Three months ended				Six months ended June 30, 2011
		March 31, 2011		June 30, 2011
Cash flow provided by operations	$	77,302	$	118,381	$	195,683
Distributions from unconsolidated entities		9,540		4,691		14,231
Gain on sales of properties		0		1,210		1,210
Distributions declared		(106,320)		(107,069)		(213,389)

Excess (deficiency)	$	(19,478)	$	17,213	$	(2,265)

(1)	Excludes gains reflected on impaired values and transfer of assets.

Our cash flow from operations in the first quarter is typically our lowest of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. We expect our cash flow from operations to increase during the remainder of the year consistent with historical trends. In addition, for the three months ended June 30, 2012, cash flow from operations included an increase in accrued interest expense payable of $22,100. This was a result of June 2012 debt service payments being paid in July 2012.

Stock Offering

We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $7.22 per share. We will offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. As of June 30, 2012, we had raised a total of approximately $8.6 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).

During the six months ended June 30, 2012, we sold a total of 13.5 million shares and generated $97.6 million in gross offering proceeds under the DRP, as compared to 12.5 million shares and $100.0 million during the six months ended June 30, 2011. Our average distribution reinvestment plan participation was 45% for the six months ended June 30, 2012, compared to 47% for the six months ended June 30, 2011.

Share Repurchase Program

Our board has adopted a share repurchase program, which was most recently amended and restated effective February 1, 2012. Under the program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $7.22 per share. Our obligation to repurchase any shares under the program is conditioned upon our having sufficient funds available to complete the repurchase. For 2012, our board has reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. If the funds reserved for either category of repurchase under the program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth therein, we will repurchase the shares in the following order: (1) for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner’s date of death; and (2) for hardship repurchases, we will repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder’s shares.

For the three months ended March 31, 2012, we received requests for the repurchase of 3.4 million shares of our common stock. Of these requests, we repurchased 3.4 million shares of common stock for $24.2 million in April 2012. There were no additional requests outstanding. For the three months ended June 30, 2012, we received requests for the repurchase of 1.6 million shares of our common stock. Of these requests, we repurchased 1.6 million shares of common stock for $11.2 million in July 2012. There were no additional requests outstanding. The price per share for all shares repurchased was $7.22 and all repurchases were funded from proceeds from our distribution reinvestment plan.

Real Estate Investments

We completed on a net cash basis approximately $211.0 million and $65.5 million of real estate acquisitions in the six months ended June 30, 2012 and 2011, respectively. These acquisitions were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. For the six months ended June 30, 2012, we disposed of approximately $104.6 million of real estate assets on a net cash basis consisting of thirty retail bank branches, two retail properties and one industrial property. Comparatively for the six months ended June 30, 2011, we disposed of approximately $24.9 million of real estate assets on a net cash basis consisting of one industrial property and one lodging property.

Borrowings

The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2012 (dollar amounts are stated in thousands).

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	62,540	505,231	248,546	387,637	717,098	2,645,399	4,566,451
Variable rate debt (mortgage loans)	208,942	524,133	381,472	202,443	69,890	124,940	1,511,820

Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	7.75%	5.72%	5.50%	5.50%	5.65%	5.82%
Variable rate debt (mortgage loans)	2.72%	3.56%	3.46%	3.96%	3.86%	3.79%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a premium and discount of $33.3 million, net of accumulated amortization, is outstanding as of June 30, 2012.

As of June 30, 2012, we had approximately $271 million and $1.0 billion in mortgage debt maturing in 2012 and 2013, respectively. We are currently negotiating refinancing the 2012 and 2013 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

Mortgage loans outstanding as of June 30, 2012 and December 31, 2011 were $6.1 billion and $5.8 billion, respectively, and had a weighted average interest rate of 5.2% and 5.2% per annum, respectively. For the six months ended June 30, 2012 and 2011, we received proceeds of $29.1 million and $4.5 million, respectively, against our portfolio of marketable securities. For the six months ended June 30, 2012 and 2011, we borrowed approximately $404.5 million and $309.8 million, respectively, secured by mortgages on our properties and assumed $180.0 million of debt at acquisition on the 2012 property acquisitions.

Summary of Cash Flows

		Six months ended June 30,
		2012		2011
		(In thousands)
Cash provided by operating activities	$	242,771	$	195,683
Cash used in investing activities	$	(210,491)	$	(116,663)
Cash used in financing activities	$	(38,971)	$	(116,326)

Decrease in cash and cash equivalents	$	(6,691)	$	(37,306)
Cash and cash equivalents, at beginning of year	$	218,163	$	267,707

Cash and cash equivalents, at end of year	$	211,472	$	230,401

Cash provided by operating activities was $242.8 million and $195.7 million for the six months ended June 30, 2012 and 2011, respectively, and was generated primarily from operating income from property operations, and interest and dividends. The increase in cash flows from the six months ended June 30, 2012 and 2011 was primarily due to the improved performance of the lodging and multi-family segments as well as an increase in accrued interest expense payable of $22.1 million. The increase in the accrued interest expense payable was a result of June 2012 debt service payments being paid in July 2012.

Cash used in investing activities was $210.5 million and $116.7 million for six months ended June 30, 2012 and 2011, respectively. The increase in cash used in investing activities from six months ended June 30, 2012 and 2011 was primarily due to the five lodging property acquisitions during the first quarter of 2012 offset by the disposition of thirty-three assets during the second quarter compared to the acquisition of one lodging property and one retail and the disposition one lodging and one industrial property during the six months ended June 30, 2011.

Cash used in financing activities was $39.0 million and $116.3 million for six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in financing activities from six months ended June 30, 2012 and 2011 was primarily due to the increase in proceeds from our mortgage debt and margin loan as well as decrease in the mortgage debt payoffs for the six months ended June 30, 2012 compared to 2011. Finally, we repurchased 3.4 million shares for $24.2 million during the three months ended June 30, 2012 and we did not repurchase share for the same period in 2011.

Off Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures

Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, please refer to foot note five of our Notes to Consolidated Financial Statements. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands.)

			Investment at
Joint Venture	Ownership %		June 30, 2012
Net Lease Strategic Asset Fund L.P.	85%	$	16,914
Cobalt Industrial REIT II	36%		112,696
D.R. Stephens Institutional Fund, LLC	90%		35,970
Brixmor/IA JV, LLC	(a )		96,674
Other Unconsolidated Joint Ventures	Various		37,115

		$	299,369

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

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

		As of June 30, 2012		As of December 31, 2011
Balance Sheet Data:
Total assets	$	11,069,224	$	10,919,190
Mortgages, notes and margins payable, net	$	6,195,031	$	5,902,712

		For the six months ended
		June 30, 2012		June 30, 2011

Operating Data:
Total income	$	742,487	$	644,937
Total interest and dividend income	$	10,915	$	10,914
Net loss attributable to Company	$	(48,193)	$	(82,389)
Net loss per common share, basic and diluted	$	(0.05)	$	(0.09)
Common Stock Distributions:
Distributions declared to common stockholders	$	218,858	$	213,389
Distributions per weighted average common share	$	0.25	$	0.25
Funds from Operations:
Funds from operations (a)	$	226,686	$	204,217
Cash Flow Data:
Cash flows used by operating activities	$	242,771	$	195,683
Cash flows used in investing activities	$	(210,491)	$	(116,663)
Cash flow used in financing activities	$	(38,971)	$	(116,326)
Other Information:
Weighted average number of common shares outstanding, basic and diluted		875,037,776		852,915,215

(a)	Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations, or “FFO”, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on depreciable property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, these impairment charges are added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

			For the six months ended June 30,
			2012	2011

	Net loss attributable to Company	$	(48,193)	(82,389)
Add:	Depreciation and amortization related to investment properties		221,053	216,946
	Depreciation and amortization related to investment in unconsolidated entities		21,436	25,108
	Provision for asset impairment		27,887	17,314
	Provision for asset impairment included in discontinued operations		0	40,861
	Impairment of investment in unconsolidated entities		4,200	0
	Impairment reflected in equity in earnings of unconsolidated entities		470	0

Less:	Gains (losses) from property sales and transfer of assets		(2,231)	1,210
	Gains from property sales reflected in equity in earnings of unconsolidated entities		2,398	11,141
	Noncontrolling interest share of depreciation and amortization related to investment properties		0	1,272

	Funds from operations	$	226,686	204,217

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Loss or significant non-cash items from the periods presented (in thousands):

	For the six months ended June 30,
		2012	2011

Impairment on securities	$	1,899	0
Loss on extinguishment of debt		1,398	0
Straight-line rental income		(5,439)	(7,002)
Amortization of above/below market leases		(1,315)	(733)
Amortization of mark to market debt discounts		3,143	11,232
Acquisition costs		1,374	503

Subsequent Events

Effective July 1, 2012, we entered into new master management agreements with our property managers, and our subsidiaries that directly own our properties entered into new property management agreements with the property managers. Each agreement has an initial term ending December 31, 2013, which term will automatically be renewed until June 30, 2015 unless either party to the agreement provides written notice of cancellation before June 30, 2013. Under the agreements, we will pay the property managers monthly management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

We also renewed our business management agreement with Inland American Business Manager & Advisor, Inc., effective July 30, 2012. The agreement will continue to be effective through July 30, 2013. The terms of the agreement remain unchanged.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.

Interest Rate Risk

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of June 30, 2012 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $15.3 million. If market rates of interest on all of the floating rate debt as of June 30, 2012 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $15.3 million.

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

We have entered into seven interest rate swap agreements that have converted $177 million or 12% of our variable rate mortgage loans from variable to fixed rates. As of June 30, 2012, the pay rates ranged from 0.79% to 3.32% per annum with maturity dates from September 30, 2012 to September 29, 2014. The interest rate swaps have a notional amount of $233.7 million and fair value at $1.7 million as of June 30, 2012.

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

We incurred other than temporary impairments on our investments in marketable securities of $1,889 and $0 for the six months ended June 30, 2012 and 2011 respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which may result in our recognizing impairments in the future. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2012.

Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of June 30, 2012 (dollar amounts stated in thousands).

		Cost		Fair Value		Hypothetical 10% Decrease in Market Value		Hypothetical 10% Increase in Market Value
Equity securities	$	232,470	$	301,945	$	271,751	$	332,140

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Information with respect to our legal proceedings is contained in Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the period ended March 31, 2012. We believe that at June 30, 2012, there had been no material change to this information.

Item 1A. Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the six months ended June 30, 2012, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the six months ended June 30, 2012, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. The lease for one of the AT&T properties, with approximately 1.7 million square feet, expires in 2016. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Leases representing approximately 4.3% of the rentable square feet of our retail, office, and industrial portfolio are scheduled to expire in 2012. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of June 30, 2012, leases representing approximately 4.3% of the 49,294,291 rentable square feet of our retail, office, and industrial portfolio were scheduled to expire in 2012, and an additional 7.3% of the square footage of our retail, office, and industrial portfolio was available for lease. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. As of June 30, 2012, approximately, 4%, 5%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Minneapolis, Dallas, Chicago and Houston metropolitan areas, respectively.

Additionally, at June 30, 2012, 50 of our lodging facilities, or approximately 50% of our lodging portfolio, were located in Washington D.C. and the ten eastern seaboard states ranging from Connecticut to Florida, which includes 11 hotels in North Carolina. Additionally, 20 properties were located in Texas. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the water and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of June 30, 2012 we had entered into joint venture agreements with 11 entities to fund the investment of office, industrial/distribution, retail, lodging, and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $299.4 million. For the six months ended June 30, 2012, we recorded earnings of $2.5 million and an impairment of $4.2 million associated with these ventures.

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

As of June 30, 2012, we had investments valued at $323.5 million in real estate related equity and debt securities. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. In fact, many of the entities that we have invested in have reduced the dividends paid on their securities. The stock prices for some of these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss. For the six months ended June 30, 2012, we recorded earnings of $4.6 million and impairments of $1.9 million.

Increases in interest rates could increase the amount of our debt payments.

As of June 30, 2012, approximately $1.5 billion of our total indebtedness bore interest at variable rates. Increases in interest rates in variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As fixed rate debt matures, we may not be able to secure low fixed rate financing. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions and will result in us having less cash available for other uses.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. For the six months ended June 30, 2012, we incurred a business management fee of $20.0 million, or approximately 0.09% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $0.9 million, together which are less than the full 1% fee that the business manager could be paid. However, there is no assurance that our business manager will forgo or defer any portion of its business management fee in the future. Further, we would need to use cash at some point in the future to pay any fee or reimbursement that is deferred. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), as well as proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness.

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

Our business manager offered to our board of directors that it will reduce its business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines or assessments, if any, that we may incur as a result of the pending SEC investigation, other than legal fees incurred by us or fees and costs otherwise covered by insurance. In addition, the business manager also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the SEC investigation. In the event that the business management agreement is terminated or expires in accordance with its terms prior to the conclusion of the pending SEC investigation or prior to us realizing the full benefit of the business manager’s offer to reduce its business management fee in the event that we realize costs, fees, fines or assessments in connection with the SEC investigation, then we will be required to pay any such costs, fees, fines or assessments. In the event of a termination of the business management agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders and have a material adverse impact on our business and financial condition.

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

The business manager offered to our board of directors that it will reduce its business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines or assessments, if any, that we may incur as a result of the SEC investigation, other than legal fees incurred by us or fees and costs otherwise covered by insurance. In addition, our business manager also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the SEC investigation. Please see the risk factor immediately above for a description of potential limits to the benefit of this arrangement.

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

Share Repurchase Plan

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

The table below outlines the shares of common stock we repurchased pursuant to the Amended Program during the three months ended June 30, 2012.

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2012	3,349,894	$	7.22	3,349,894	(1)
May 2012	0		0	0	(1)
June 2012	0		0	0	(1)

	3,349,894	$	7.22	3,349,894	(1)

(1)	A description of the maximum number of shares that may be purchased under our Amended Program is included in the narrative preceding this table.

The shares reported in the table above were repurchased based on those requests received during the three months ended March 31, 2012. For the three months ended June 30, 2012, we received requests for the repurchase of an additional 1.6 million shares of our common stock. Of these requests, we repurchased 1.6 million shares of common stock for $11.2 million; the repurchase date for these repurchases was in July 2012. The price per share for all of these shares repurchased was $7.22 and all repurchases were funded from proceeds from our distribution reinvestment plan. However, because we repurchase shares accepted for repurchase for a particular calendar quarter on the day that is five business days prior to the last business day of the first month of the subsequent calendar quarter, the shares repurchased based on those requests received during the three months ended June 30, 2012 are not reportable in the table above.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Brenda G. Gujral		/s/ Jack Potts
By:	Brenda G. Gujral	By:	Jack Potts
	President and Director		Treasurer and principal financial officer
Date:	August 10, 2012	Date:	August 10, 2012

EXHIBIT NO.	DESCRIPTION

3.1	Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2	Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1	Letter Agreement, dated May 4, 2012, from Inland American Business Manager & Advisor, Inc. to Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 7, 2012)

10.2	Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.3	Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.4	Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.5	Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

**	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.