Form 10-Q
period 2012-09-30
Inland American Real Estate Trust, Inc.
filed 2012-11-09
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-51609
Inland American Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
630-218-8000
(Registrant’s telephone number, including area code)

_______________________________________________________________
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
Yes  ☐   No ☒
As of November 5, 2012 there were 885,103,534 shares of the registrant’s common stock outstanding.

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

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Assets:
Investment properties:
Land	$1,906,725	$1,938,637
Building and other improvements	8,568,539	8,465,602
Construction in progress	312,797	323,842
Total	10,788,061	10,728,081
Less accumulated depreciation	(1,521,180)	(1,301,899)
Net investment properties	9,266,881	9,426,182
Cash and cash equivalents	330,505	218,163
Restricted cash and escrows	104,069	98,444
Investment in marketable securities	316,534	289,365
Investment in unconsolidated entities	280,886	316,711
Accounts and rents receivable (net of allowance of $10,582 and $9,488)	122,999	114,615
Intangible assets, net	303,864	326,332
Deferred costs and other assets	110,685	129,378
Total assets	$10,836,423	$10,919,190
Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$6,029,080	$5,902,712
Accounts payable and accrued expenses	150,372	105,153
Distributions payable	36,847	36,216
Intangible liabilities, net	78,051	83,203
Other liabilities	133,936	128,592
Total liabilities	6,428,286	6,255,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	0	0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 884,315,695 and 869,187,360 shares issued and outstanding	884	869
Additional paid in capital	7,885,075	7,775,880
Accumulated distributions in excess of net loss	(3,550,117)	(3,155,222)
Accumulated other comprehensive income	72,170	41,948
Total Company stockholders’ equity	4,408,012	4,663,475
Noncontrolling interests	125	(161)
Total equity	4,408,137	4,663,314
Total liabilities and equity	$10,836,423	$10,919,190
See accompanying notes to the consolidated financial statements.

 INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$161,235	$151,179	$478,114	$454,965
Tenant recovery income	26,189	22,461	76,375	67,904
Other property income	4,114	4,499	11,968	13,836
Lodging income	181,836	134,336	514,118	387,885
Total income	373,374	312,475	1,080,575	924,590
Expenses:
General and administrative expenses	9,112	8,923	27,418	23,137
Property operating expenses	33,465	32,769	96,685	96,221
Lodging operating expenses	119,287	86,476	333,207	246,124
Real estate taxes	24,923	20,570	75,282	65,993
Depreciation and amortization	109,068	102,472	322,904	305,306
Business management fee	9,989	10,000	29,982	30,000
Provision for asset impairment	39,002	6,031	63,520	21,165
Total expenses	344,846	267,241	948,998	787,946
Operating income	$28,528	$45,234	$131,577	$136,644
Interest and dividend income	6,130	6,186	17,043	17,095
Other income (loss)	(486)	19,483	957	17,170
Interest expense	(79,702)	(71,047)	(233,274)	(215,594)
Equity in earnings (loss) of unconsolidated entities	291	(4,573)	2,807	863
Gain (impairment/loss) of investment in unconsolidated entities	(1,556)	7,545	(5,756)	7,545
Realized gain (loss) and impairment on securities, net	4,398	(23,244)	3,376	(16,353)
Loss before income taxes	$(42,397)	$(20,416)	$(83,270)	$(52,630)
Income tax expense	$(5,147)	$(1,234)	$(9,774)	$(2,172)
Net loss from continuing operations	$(47,544)	$(21,650)	$(93,044)	$(54,802)
Net income (loss) from discontinued operations	$34,627	$(27,302)	$32,124	$(72,667)
Net loss	$(12,917)	$(48,952)	$(60,920)	$(127,469)
Less: Net income attributable to noncontrolling interests	(4,659)	(2,725)	(4,851)	(6,596)
Net loss attributable to Company	$(17,576)	$(51,677)	$(65,771)	$(134,065)
Net loss per common share, from continuing operations	$(0.06)	$(0.03)	$(0.11)	$(0.07)
Net income (loss) per common share, from discontinued operations	$0.04	$(0.03)	$0.04	$(0.09)
Net loss per common share, basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	881,717,879	861,505,671	877,280,730	855,810,167
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	7,173	(48,099)	32,672	(49,454)
Reversal of unrealized (gain) loss to realized gain (loss) and impairment on securities	(4,398)	23,244	(3,376)	16,353
Unrealized gain on derivatives	377	642	926	472
Comprehensive loss attributable to the Company	$(14,424)	$(75,890)	$(35,549)	$(166,694)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the nine months ended September 30, 2012
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	0	0	0	(65,771)		4,851	(60,920)
Unrealized gain on investment securities	0	0	0	0	32,672	0	32,672
Reversal of unrealized gain to realized gain on securities	0	0	0	0	(3,376)	0	(3,376)
Unrealized gain on derivatives	0	0	0	0	926	0	926
Contributions/(distributions) declared, net	0	0	0	(329,124)	0	(3,806)	(332,930)
Disposal of noncontrolling interests	0	0	0	0	0	(759)	(759)
Proceeds from distribution reinvestment plan	20,081,542	20	144,952	0	0	0	144,972
Share repurchase program	(4,953,207)	(5)	(35,757)	0	0	0	(35,762)
Balance at September 30, 2012	884,315,695	$884	$7,885,075	$(3,550,117)	$72,170	$125	$4,408,137
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the nine months ended September 30, 2011
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	846	7,605,105	(2,409,370)	49,430	17,381	5,263,392	264,132
Net income (loss)	0	0	0	(134,065)	0	(1,218)	(135,283)	7,814
Unrealized loss on investment securities	0	0	0	0	(49,454)	0	(49,454)	0
Reversal of unrealized loss to realized loss and impairment on securities	0	0	0	0	16,353	0	16,353	0
Unrealized gain on derivatives	0	0	0	0	472	0	472	0
Distributions declared	0	0	0	(321,149)	0	(500)	(321,649)	(7,814)
Adjustment to redemption value for noncontrolling redeemable interest	0	0	(16,249)	0	0	(13,099)	(29,348)	29,348
Proceeds from distribution reinvestment plan	18,663,768	19	149,847	0	0	0	149,866	0
Share repurchase program	(1,383,126)	(1)	(9,999)	0	0	0	(10,000)	0
Balance at September 30, 2011	863,687,416	864	7,728,704	(2,864,584)	16,801	2,564	4,884,349	293,480
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(60,920)	$(127,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	331,863	328,409
Amortization of above and below market leases, net	(1,622)	(1,015)
Amortization of debt premiums, discounts and financing costs	12,162	15,361
Straight-line rental income	(8,557)	(10,457)
Provision for asset impairment	66,888	98,224
Gain on sale of property	(29,677)	(304)
(Gain) loss on extinguishment of debt	238	(678)
Equity in earnings of unconsolidated entities	(2,807)	(863)
Distributions from unconsolidated entities	5,708	9,746
Impairment and loss (gain) of investment in unconsolidated entities	5,756	(7,545)
Realized (gain) loss on securities	(5,275)	(8,003)
Impairment on investment in securities	1,899	24,356
Other non-cash adjustments	1,214	(18,995)
Changes in assets and liabilities:
Accounts and rents receivable	(2,313)	(6,089)
Deferred costs and other assets	7,173	(1,685)
Accounts payable and accrued expenses	34,974	3,078
Other liabilities	(4,366)	6,612
Net cash flows provided by operating activities	352,338	302,683
Cash flows from investing activities:
Purchase of investment properties	(237,828)	(329,953)
Acquired in-place and market lease intangibles, net	(6,572)	(13,759)
Acquired goodwill	(23,735)	—
Capital expenditures and tenant improvements	(60,487)	(48,253)
Investment in development projects	(79,479)	(56,951)
Sale of investment properties	356,467	116,340
Purchase of marketable securities	(21,715)	(72,454)
Sale of marketable securities	27,217	32,216
Investment in unconsolidated entities	(30)	(409)
Proceeds from sale of investment in unconsolidated entities	0	100,408
Distributions from unconsolidated entities	27,198	25,922
Payment of leasing fees	(9,139)	(6,688)
Payments from notes receivable	18	18,436
Restricted escrows and other assets	(9,113)	(14,903)
Other (assets) liabilities	9,311	(13,347)
Net cash flows used in investing activities	(27,887)	(263,395)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	144,972	149,866
Shares Repurchased	(35,762)	(10,000)
Distributions paid	(328,493)	(320,429)
Proceeds from mortgage debt and notes payable	524,753	463,390
Payoffs of mortgage debt	(492,971)	(346,063)
Principal payments of mortgage debt	(24,078)	(25,306)
Proceeds from margin securities debt, net	10,019	56,839
Payment of loan fees and deposits	(5,984)	(11,075)
Contributions (distributions) paid to noncontrolling interests, net	(3,806)	(500)
Disposal of noncontrolling interests	(759)	0
Distributions paid to noncontrolling redeemable interests	0	(7,814)
Net cash flows used in financing activities	(212,109)	(51,092)
Net increase (decrease) in cash and cash equivalents	112,342	(11,804)
Cash and cash equivalents, at beginning of period	218,163	267,707
Cash and cash equivalents, at end of period	$330,505	$255,903

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(412,572)	$(330,940)
Tenant and real estate tax liabilities assumed at acquisition, net	492	987
Assumption of mortgage debt at acquisition	180,000	0
Non-cash discount of mortgage debt assumed	(5,746)	0
	$(237,826)	$(329,953)

Cash paid for interest, net capitalized interest of $4,655 and $8,030	$202,779	$218,595
Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$6,106	$8,231
Assumption of mortgage upon disposal of property	$60,659	$0
Property acquired through exchange of notes receivable	$0	$20,000
Conversion of note receivable to equity interest	$0	$17,150
Redemption value adjustment for noncontrolling redeemable interest	$0	$29,348

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
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

At September 30, 2012, the Company owned a portfolio of 887 commercial real estate properties compared to 976 properties at September 30, 2011. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units
Retail	660	22,158,292	square feet
Lodging	87	16,098	rooms
Office	43	10,244,813	square feet
Industrial	72	15,397,097	square feet
Multi-Family	25	8,564	units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2012. Refer to the Company’s 2011 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the nine months ended September 30, 2012 and 2011, the Company incurred $1,510 and $1,254, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

The table below reflects acquisition activity during the nine months ended September 30, 2012.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms
Lodging	Marriott-San Francisco Airport	3/23/2012	$108,000	685 rooms
Lodging	Hilton St. Louis Downtown	3/23/2012	22,600	195 rooms
Lodging	Renaissance Arboretum – Austin, TX	3/23/2012	103,000	492 rooms
Lodging	Renaissance Waverly – Atlanta, GA	3/23/2012	97,000	521 rooms
Lodging	Marriott Griffin Gate Resort & Spa – Lexington, KY	3/23/2012	62,500	409 rooms
Retail	Tomball Town Center Outparcel	3/30/2012	3,000	6,541 square feet
Retail	Tulsa Hills Expansion	4/20/2012	10,600	74,406 square feet
Lodging	Bohemian Hotel Savannah Riverfront	8/9/2012	50,600	75 rooms
Total			$457,300
On July 31, 2012, the Company placed in service two multi-family properties, University House at Central Florida (995 beds) and Arizona State University Polytech Student Housing (307 beds), for $65,300 and $12,000, respectively.
For properties acquired, during the three and nine months ended September 30, 2012 the Company recorded revenue of $37,368 and $77,851, respectively, and property net income of $5,384 and $12,233 excluding related expensed acquisition costs, respectively.

(4) Discontinued Operations

The Company sold 86 assets and surrendered one property to the lender during the nine months ended September 30, 2012 and sold 11 properties and surrendered one property to the lender during the nine months ended September 30, 2011 for a gross disposition price of $432,500 and $107,324, respectively. The table below reflects sales activity for the nine months ended September 30, 2012.

Segment	Property	Date	Gross Disposition Price	Square Feet / Rooms / Units
Retail	Citizen Bank Branches – 31 Properties	Various	$27,500	83,451 square feet
Industrial	Union Venture	5/17/2012	49,600	970,168 square feet
Retail	Lakewood Shopping Center I & II	6/21/2012	31,500	236,679 square feet
Lodging	Hilton GI - Akron	7/31/2012	15,500	121 rooms
Retail	Plaza at Eagle's Landing	8/2/2012	5,300	33,265 square feet
Retail	Canfield Plaza	8/31/2012	8,800	100,958 square feet
Industrial	Southwide Industrial Center #8	9/1/2012	300	10,185 square feet
Lodging	Lodging Portfolio - 12 Properties	9/13/2012	116,000	1,643 rooms
Multi-family	Waterford Place at Shadow Creek	9/27/2012	25,600	296 units
Multi-family	Villas at Shadow Creek - Waterford Place II Villas	9/27/2012	27,000	264 units
Multi-family	Fannin Street Apartments	9/28/2012	72,500	678 units
Retail	Citizen Bank Branches – 33 Properties	9/28/2012	52,900	152,211 square feet
Total			$432,500

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The components of the Company’s discontinued operations are presented below, which include the results of operations during the three and nine months ended September 30, 2012 and 2011 in which the Company owned such assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$13,399	$31,171	$53,095	$94,331
Expenses	9,734	23,993	39,107	75,902
Provision for asset impairment	0	34,017	3,368	77,059
Operating income (loss) from discontinued operations	$3,665	$(26,839)	$10,620	$(58,630)
Other loss	(1,846)	(235)	(7,935)	(15,019)
Gain (loss) on sale of properties	31,647	(906)	29,677	304
Gain (loss) of extinguishment of debt	1,161	678	(238)	678
Net income (loss) from discontinued operations	$34,627	$(27,302)	$32,124	$(72,667)

For the nine months ended September 30, 2012, the Company had generated proceeds from the sale of investment properties of $356,467. Gains of $29,677 were realized from the property dispositions as well as a net loss on extinguishment of debt of $238 which includes one property surrendered to the lender. For the nine months ended September 30, 2011, the Company had generated proceeds from the sale of investment properties of $116,340, which included the sale of a land parcel held for development. Gains of $304 were realized from the property dispositions as well as gain of $678 on the extinguishment of debt on one property surrendered to the lender.

(5) Investment in Partially Owned Entities

Consolidated Entities

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of September 30, 2012 reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.

For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIE which are not recourse to the Company, and the assets that can be used only to settle those obligations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

	As of September 30, 2012	As of December 31, 2011
Net investment properties	$114,416	$117,235
Other assets	8,763	9,167
Total assets	123,179	126,402
Mortgages, notes and margins payable	(84,424)	(84,823)
Other liabilities	(49,002)	(49,073)
Total liabilities	(133,426)	(133,896)
Net assets	$(10,247)	$(7,494)
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

Entity	Description	Ownership%		Investment at September 30, 2012	Investment at December 31, 2011
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%	(a)	$0	$26,508
Cobalt Industrial REIT II	Industrial portfolio	36%		110,986	113,623
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%		37,825	36,218
Brixmor/IA JV, LLC	Retail Shopping Centers	(b)		95,252	103,567
Other Unconsolidated Entities	Various real estate investments	Various		36,823	36,795
				$280,886	$316,711

(a)
On February 21, 2012, we delivered to Lexington Master Limited Partnership (“LMLP”), our joint venture partner for the Net Lease Strategic Assets Fund LP joint venture, a right of first offer under the partnership agreement. On February 20 and 21, 2012, LMLP delivered notice to the Company to exercise the buy/sell option under the partnership agreement. For the year ended December 31, 2011, the Company valued the equity interest and recorded an initial impairment of $113,621. On April 27, 2012, the Company and LMLP entered into a disposition agreement. Pursuant to this agreement, the right of first offer and buy/sell right option previously delivered by the Company and LMLP, respectively, are deemed to have no force or effect. Under the agreement, the Company shall provide written notice by September 17, 2012 to LMLP to either (1) buy LMLP's interest in Net Lease Strategic Asset Fund L.P. for $219,838 less any distributions to LMLP from April 27, 2012 to October 1, 2012 or (2) sell the Company's interest in the venture for $14,374 less any distributions to the Company from April 27, 2012 to October 1, 2012. For the three months ended March 31, 2012, the Company valued the equity interest in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. These factors resulted in an additional impairment charge on the Company's investment in the entity for the three months ended March 31, 2012 of $4,200. On September 5, 2012, the Company entered into a definitive agreement and sold the Company's interest in Net Lease Strategic Asset Fund L.P. to LMLP. The Company received its final distribution of $9,438 and recorded a loss of $1,556 on the sale of the investment.

(b)	The company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

For the nine months ended September 30, 2012 and 2011, the Company recorded impairment of its unconsolidated entities of $4,200 and $0, respectively.

Combined Financial Information
The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

	September 30, 2012	December 31, 2011
	(dollars in thousands)	(dollars in thousands)
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$1,483,024	$1,949,035
Other assets	263,223	485,887
Total Assets	1,746,247	2,434,922
Liabilities and Equity:
Mortgage debt	$1,071,136	$1,402,467
Other liabilities	85,758	94,361
Equity	589,353	938,094
Total Liabilities and Equity	$1,746,247	$2,434,922
Company’s share of equity	$272,383	$307,684
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,629 and $1,372, respectively)	8,503	9,027
Carrying value of investments in unconsolidated entities	$280,886	$316,711

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)	(dollars in thousands)
Statements of Operations:
Revenues	$156,308	$220,397
Expenses:
Interest expense and loan cost amortization	$44,938	$75,667
Depreciation and amortization	60,048	86,550
Operating expenses, ground rent and general and administrative expenses	52,157	72,562
Impairment	$553	$8,424
Total expenses	$157,696	$243,203
Net loss before gain on sale of real estate	$(1,388)	$(22,806)
Gain (loss) on sale of real estate	9,270	(535)
Net income (loss)	$7,882	$(23,341)
Company’s share of:
Net income, net of excess basis depreciation of $257 and $109	$2,807	$863
Depreciation and amortization (real estate related)	$33,937	$43,405

The unconsolidated entities had total third party debt of $1,071,136 at September 30, 2012 that matures as follows:

2012	$128,221
2013	153,626
2014	75,678
2015	66,606
2016	4,129
Thereafter	642,876
$1,071,136

The debt maturities of the unconsolidated entities are not recourse to the Company, and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6)Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the nine months ended September 30, 2012 and 2011.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

	For the nine months ended		Unpaid amounts as of
	September 30, 2012	September 30, 2011	September 30, 2012	December 31, 2011
General and administrative:
General and administrative reimbursement (a)	$8,299	$6,311	$3,891	$2,734
Loan servicing (b)	147	438	0	0
Investment advisor fee (c)	1,323	1,181	150	135
Total general and administrative to related parties	$9,769	$7,930	$4,041	$2,869
Property management fees (d)	20,858	23,306	108	(178)
Business management fee (e)	29,982	30,000	9,989	10,000
Loan placement fees (f)	$1,118	$801	$0	$0

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of September 30, 2012 and December 31, 2011 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
For the nine months ended September 30, 2012, the property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services; however, (1) for triple-net lease properties, the property managers were entitled to monthly fees equal to 2.9% of the gross income generated by the applicable property each month and (2) for bank branches, the property managers were entitled to monthly fees equal to 2.5% of the gross income generated by the applicable property each month in operating companies purchased by the Company. The property managers were entitled to receive an oversight fee of 1% of gross operating income (as defined). These rates became effective January 1, 2012 when the Company entered into an extension agreement with the property managers which extended the term through June 30, 2012. On July 1, 2012, the Company entered into new master agreements with its property managers and extended the term until December 31, 2013 which will automatically be renewed until June 30, 2015 unless either party to the agreement provides written notice of cancellation before June 30, 2013. Under the new master agreements, the Company will pay the property managers monthly management fees by property type, updated as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $10,355 and $11,150 for the nine months ended September 30, 2012 and 2011, respectively. Unpaid amounts as of September 30, 2012 and December 31, 2011 are included in other liabilities on the consolidated balance sheets.

(e)
After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the nine months ended September 30, 2012 and 2011, average invested assets were $11,506,392 and $11,517,047. The Company incurred a business management fee of $29,982 and $30,000, which is equal to 0.2607%, and 0.2605% of average invested assets for the nine months ended September 30, 2012 and 2011, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the nine months ended September 30, 2012, the Company incurred $18 of investigation costs, resulting in a business management fee expense of

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

$29,982 for the nine months ended September 30, 2012. In addition, effective July 30, 2012, the Company extended the agreement with the Business Manager through July 30, 2013. The terms of the Business Manager Agreement remains unchanged.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of September 30, 2012 and December 31, 2011, the Company had deposited $375 and $373, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Retail Properties of America, Inc. ("RPAI") and Inland Diversified Real Estate Trust, Inc. The Company paid insurance premiums of $9,205 and $6,979 for the nine months ended September 30, 2012 and 2011, respectively.
In addition, the Company held 899,820 shares of IRC valued at $7,424 as of September 30, 2012. As of December 31, 2011, the Company held 899,820 shares of IRC valued at $6,848.

(7) Investment in Marketable Securities
Investment in marketable securities of $316,534 and $289,365 at September 30, 2012 and December 31, 2011, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $243,005 and $245,131 as of September 30, 2012 and December 31, 2011, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities of $73,530 and $44,234, which includes gross unrealized losses of $1,814 and $9,990 related to its marketable securities as of September 30, 2012 and December 31, 2011, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the nine months ended September 30, 2012 and 2011, the Company recorded impairment of $1,899 and $24,356, respectively, for other-than-temporary declines on available-for-sale securities.
Dividend income is recognized when earned. During the nine months ended September 30, 2012 and 2011, dividend income of $15,074 and $13,304, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

(8) Mortgages, Notes and Margins Payable
Mortgage loans outstanding as of September 30, 2012 and December 31, 2011 were $5,929,758 and $5,812,595 and had a weighted average interest rate of 5.2% and 5.2% per annum, respectively. Mortgage premium and discount, net, was a discount of $31,555 and $30,741 as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047, as follows:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

Maturity Date	As of September 30, 2012	Weighted average annual interest rate
2012	$180,067	4.09%
2013	936,003	4.56%
2014	647,568	4.06%
2015	685,396	4.66%
2016	732,078	5.39%
Thereafter	2,748,646	5.74%
The Company is negotiating refinancing debt maturing in 2012 and 2013 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2012 and 2013, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $654,339 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of September 30, 2012, the Company was in compliance with all mortgage loan requirements except seven loans with a carrying value of $112,560. The loans are collateralized by the underlying properties with a carrying value of $90,346. None of the loans are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $37,070 in 2012 and $75,490 in 2017.
The Company has purchased a portion of its securities through margin accounts. As of September 30, 2012 and December 31, 2011, the Company has recorded a payable of $130,877 and $120,858, respectively, for securities purchased on margin. At September 30, 2012 and December 31, 2011, this average interest rate was 0.578% and 0.621%. Interest expense in the amount of $214 and $641 and $120 and $290 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2012 and 2011, respectively.

(9) Derivatives
As of September 30, 2012 in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $176,782. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps were considered highly effective as of September 30, 2012 and December 31, 2011. The change in the fair value of the Company’s swaps as reflected in other comprehensive income was a gain of $377 and $926 and $642 and $472 for the three and nine months ended September 30, 2012 and 2011, respectively. The fair value of $(1,358) is included in other liabilities on the consolidated balance sheet as of September 30, 2012.

The following table summarizes interest rate swap contracts outstanding as of September 30, 2012 and December 31, 2011:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2012	Fair Value as of December 31, 2011
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	$(504)	$(1,156)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	N/A	0	(10)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR	N/A	0	(22)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	29,727	(124)	(181)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR	26,156	(48)	(121)
January 7, 2011	January 7, 2011	January 13, 2013	0.91%	1 month LIBOR	22,753	(41)	(105)
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR	N/A	0	(481)
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	56,702	(573)	(130)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR	8,382	(68)	(78)
					176,782	$(1,358)	$(2,284)
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded $0 and $84 of ineffectiveness expense during the nine months ended September 30, 2012 and 2011, which is included in interest expense on the consolidated statements of operations and other comprehensive income.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2012 and 2011:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest Rate Swaps	$926	$472	Interest expense	$1,773	$3,103	Interest expense	$0	$(84)

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

Recurring Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2012
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$294,180	$0	$0
Real estate related bonds	0	22,354	0
Total assets	$294,180	$22,354	$0
Derivative interest rate instruments	$0	$(1,358)	$0
Total liabilities	$0	$(1,358)	$0

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

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
Level 1
At September 30, 2012 and December 31, 2011, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivatives, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2012 and December 31, 2011, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 5.22% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the nine months ended September 30, 2012 and 2011. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended		For the three months ended
	September 30, 2012		September 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses (Gain)
Investment properties	37,691	39,002	5,400	6,031
Investment in unconsolidated entities	0	0	17,150	(17,150)
Total	37,691	39,002	22,550	(11,119)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

	For the nine months ended		For the nine months ended
	September 30, 2012		September 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses (Gain)
Investment properties	$126,065	$63,520	$52,847	$21,165
Investment in unconsolidated entities	$16,914	$4,200	$17,150	$(17,150)
Total	$142,979	$67,720	$69,997	$4,015

The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.25% to 9.00% and discount rates ranging from 7.50% to 10.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the nine months ended September 30, 2012, the Company identified certain properties which may have a reduction in the expected holding period and the Company reviewed the probability of these assets’ dispositions. For the nine months ended September 30, 2012 and 2011, the impairment of the investment properties was $63,520 and $21,165, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $3,368 and $77,059 is included in discontinued operations for the nine months ended September 30, 2012 and 2011, respectively.
The Company’s estimated fair value relating to the investment in unconsolidated entity's impairment analysis was in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 8.00% to 11.25% and discount rates ranging from 10.00% to 11.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. These factors resulted in the valuation of the Company's investment in the entity at $16,914 and an impairment charge of $4,200 for the nine months ended September 30, 2012.
For the nine months ended September 30, 2011, the Company recognized an investment of $17,150 in unconsolidated entities equal to its equity investment in a trust which owns 100% of a hotel property. The fair value of hotel property was estimated based on analysis of appraisals, broker opinions of value, and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$5,929,758	$5,789,983	$5,812,595	$5,524,022
Margins payable	$130,877	$130,877	$120,858	$120,858

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 5.22% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

(11) Income Taxes

The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Test”). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owns substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. (“MB REIT”), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes.
The Company has identified certain distribution and shareholder reimbursement practices that may have caused certain dividends to be treated as preferential dividends, which cannot be used to satisfy the 90% Distribution Requirement. The Company has also identified the ownership of certain assets that may have violated a REIT qualification requirement that prohibits a REIT from owning "securities" of any one issuer in excess of 5% of the REIT's total assets at the end of any calendar quarter (the "5% Securities Test"). In order to provide greater certainty with respect to the Company's qualification as a REIT for federal income tax purposes, management concluded that it was in the best interest of the Company and its stockholders to request closing agreements from the Internal Revenue Service ("IRS") for both the Company and MB REIT with respect to such matters. Accordingly, on October 31, 2012, MB REIT filed a request for a closing agreement with the IRS. Additionally, the Company intends to file a separate request for a closing agreement on its own behalf in the near future.
The Company identified certain aspects of the calculation of certain dividends on MB REIT's preferred stock and also aspects of the operation of certain "set aside" provisions with respect to accrued but unpaid dividends on certain classes of MB REIT's preferred stock that may have caused certain dividends to be treated as preferential dividends. In the case of the Company, management identified certain aspects of the operation of the Company's dividend reinvestment plan and distribution procedures and also certain reimbursements of shareholder expenses that may have caused certain dividends to be treated as preferential dividends. If these practices resulted in preferential dividends, the Company and MB REIT would not have satisfied the 90% Distribution Requirement and thus may not have qualified as REITs, which would result in substantial corporate tax liability for the years in which the Company or MB REIT failed to qualify as a REIT.
In addition, the Company and MB REIT made certain overnight investments in bank commercial paper. While the Internal Revenue Code does not provide a specific definition of “cash item”, the Company believes that overnight commercial paper should be treated as a “cash item”, which is not treated as a “security” for purposes of the 5% Securities Test. If treated as a "security", the bank commercial paper would appear to have represented more than 5% of the Company's and MB REIT's total assets at the end of certain calendar quarters. In the event this commercial paper is treated as a "security", the Company anticipates that it would be required to pay corporate income tax on the income earned with respect to the portion of the commercial paper that violated the 5% Securities Test.
The Company can provide no assurance that the IRS will accept the Company's or MB REIT's closing agreement requests. Even if the IRS accepts those requests, the Company and MB REIT may be required to pay a penalty. The Company cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. The Company believes that (i) the IRS will enter into closing agreements with the Company and MB REIT and (ii) the Business Manager may be liable, in whole or in part, for any penalty imposed in connection with those closing agreements. As noted above, the Company can provide no assurance that the IRS will enter into closing agreements with the Company and MB REIT or that the Company and MB REIT will not be liable for any penalty

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

imposed in connection with those closing agreements. Management believes based on the currently available information, that such penalty, if any, will not have a material adverse effect on the financial statements of the Company.
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the three and nine months ended September 30, 2012 and 2011, an income tax expense of $5,147 and $1,234 and $9,774 and $2,172 was included on the consolidated statements of operations and other comprehensive income.

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
For the nine months ended September 30, 2012, approximately 9% of the Company’s rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank and approximately 7% of the Company’s rental revenue was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2012.

	Total	Retail	Industrial	Office	Lodging	Multi-Family
Rental income	$158,153	$78,431	$20,865	$36,067	$0	$22,790
Straight line income	3,082	1,243	556	1,246	0	37
Tenant recovery income	26,189	18,353	689	7,040	0	107
Other property income	4,114	989	15	793	0	2,317
Lodging income	181,836	0	0	0	181,836	0
Total income	$373,374	$99,016	$22,125	$45,146	$181,836	$25,251
Operating expenses	$177,675	$26,131	$1,665	$11,205	$126,963	$11,711
Net Operating Income	$195,699	$72,885	$20,460	$33,941	$54,873	$13,540
Non allocated expenses (a)	$(128,169)
Other income and expenses (b)	$(74,807)
Equity in loss of unconsolidated entities (c)	$(1,265)
Provision for asset impairment	$(39,002)
Net loss from continuing operations	$(47,544)
Net income from discontinued operations	$34,627
Net income attributable to noncontrolling interests	$(4,659)
Net loss attributable to Company	$(17,576)

(a)	Non allocated expenses consist of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the impairment/loss of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2011.

	Total	Retail	Industrial	Office	Lodging	Multi-Family
Rental income	$147,364	$72,511	$19,692	$35,301	$0	$19,860
Straight-line income	3,815	1,757	1,081	954	0	23
Tenant recovery income	22,461	16,502	481	5,364	0	114
Other property income	4,499	1,029	527	1,256	0	1,687
Lodging income	134,336	0	0	0	134,336	0
Total income	$312,475	$91,799	$21,781	$42,875	$134,336	$21,684
Operating expenses	$139,815	$24,436	$1,645	$10,018	$92,696	$11,020
Net property operations	$172,660	$67,363	$20,136	$32,857	$41,640	$10,664
Non allocated expenses (a)	$(121,395)
Other income and expenses (b)	$(69,856)
Equity in earnings of unconsolidated entities	$2,972
Provision for asset impairment	$(6,031)
Net loss from continuing operations	$(21,650)
Net loss from discontinued operations	$(27,302)
Net income attributable to noncontrolling interests	$(2,725)
Net loss attributable to Company	$(51,677)

(a)	Non allocated expenses consist of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain on sale of investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2012.

	Total	Retail	Industrial	Office	Lodging	Multi-Family
Rental income	$468,024	$233,547	$62,618	$107,598	$0	$64,261
Straight line income	10,090	5,159	1,747	2,988	0	196
Tenant recovery income	76,375	53,163	2,790	20,067	0	355
Other property income	11,968	2,984	339	2,486	0	6,159
Lodging income	514,118	0	0	0	514,118	0
Total income	$1,080,575	$294,853	$67,494	$133,139	$514,118	$70,971
Operating expenses	$505,174	$77,406	$6,411	$32,576	$355,763	$33,018
Net property operations	$575,401	$217,447	$61,083	$100,563	$158,355	$37,953
Non allocated expenses (a)	$(380,304)
Other income and expenses (b)	$(221,672)
Equity in loss of unconsolidated entities (c)	$(2,949)
Provision for asset impairment	$(63,520)
Net loss from continuing operations	$(93,044)
Net income from discontinued operations	$32,124
Net income attributable to noncontrolling interests	$(4,851)
Net loss attributable to Company	$(65,771)
Balance Sheet Data:
Real estate assets, net (d)	$9,257,948	$3,589,113	$834,194	$1,515,957	$2,610,567	$708,117
Non-segmented assets (e)	$1,578,475
Total Assets	$10,836,423
Capital expenditures	$59,546	$13,318	$2,349	$4,099	$38,093	$1,687

(a)	Non allocated expenses consist of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the impairment/loss of investment in unconsolidated entities.

(d)	Real estate assets includes intangible assets, net of amortization.

(e)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

The following table summarizes net property operations income by segment for the nine months ended September 30, 2011.

	Total	Retail	Industrial	Office	Lodging	Multi-Family
Rental income	$443,119	$217,418	$59,634	$107,630	$0	$58,437
Straight line income	11,846	5,244	3,235	3,247	0	120
Tenant recovery income	67,904	48,293	1,717	17,545	0	349
Other property income	13,836	3,816	907	4,050	0	5,063
Lodging income	387,885	0	0	0	387,885	0
Total income	$924,590	$274,771	$65,493	$132,472	$387,885	$63,969
Operating expenses	$408,338	$74,858	$5,498	$32,321	$264,397	$31,264
Net property operations	$516,252	$199,913	$59,995	$100,151	$123,488	$32,705
Non allocated expenses (a)	$(358,443)
Other income and expenses (b)	$(199,854)
Equity in earnings of unconsolidated entities	$8,408
Provision for asset impairment	$(21,165)
Net loss from continuing operations	$(54,802)
Net loss from discontinued operations	$(72,667)
Net income attributable to noncontrolling interests	$(6,596)
Net loss attributable to Company	$(134,065)

(a)	Non allocated expenses consist of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain on securities, and income tax benefit.

(c)	Equity in earnings of unconsolidated entities includes the gain of investment in unconsolidated entities.

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
The basic and diluted weighted average number of common shares outstanding was 877,280,730 and 855,810,167 for the nine months ended September 30, 2012 and 2011, respectively.

(14) Commitments and Contingencies

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2012 the Company has funded $50,003 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of September 30, 2012.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

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
Inland American Business Manager & Advisor, Inc. has offered to the Company's board of directors that, to the fullest extent permitted by law, it will reduce the business management fee in an aggregate amount necessary to reimburse the Company for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by the Company, or fees and costs otherwise covered by insurance. On May 4, 2012, Inland American Business Manager & Advisor, Inc. forwarded a letter to the Company that memorializes this arrangement.

In a letter dated September 11, 2012, three purported shareholders of the Company demanded that the Board investigate whether certain claims should be brought against the Company's Board of Directors, the Business Manager and certain entities and individuals affiliated with the Business Manager (“Business Manager Affiliates”). The letter claims that the Board, the Business Manager and the Business Manager Affiliates breached their fiduciary duties to the Company by (i) falsely reporting the value of the Company's common stock until September 2010; (ii) causing the Company to purchase shares of its common stock from stockholders at prices in excess of their value; and (iii) disguising returns of capital paid to stockholders as REIT income and thus paying the Business Manager fees to which it was not entitled.  The purported stockholders contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. There has been no lawsuit filed, however, with regard to these matters.

The full Board of Directors has responded by authorizing the independent directors to investigate the claims contained in the demand letter, as well as any other matters the independent directors see fit to investigate.  Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate.  The special litigation committee intends to investigate these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.  Although the claims are directed at the Board of Directors and various third parties (Business Manager and the Business Manager Affiliates) and not the Company itself, there can be no assurance that the pursuit of any such claims would not have a material adverse effect on the Company.
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

The following discussion and analysis relates to the three and nine months ended September 30, 2012 and 2011 and as of September 30, 2012 and December 31, 2011. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
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
On a consolidated basis, essentially all of our revenues and cash flows from operations for the nine months ended September 30, 2012 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Cash flow from operations as determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

•	Funds from Operations (“FFO”), a supplemental non-GAAP measure to net income determined in accordance with GAAP.

•	Economic and physical occupancy and rental rates.

•	Leasing activity and lease rollover.

•	Average daily room rate ("ADR"), revenue per available room (RevPar"), and average occupancy to measure our lodging properties.

•	Debt maturities and leverage ratios.

•	Liquidity levels.
Same store operating performance increased in our lodging and multi-family segments during 2012. The lodging industry had positive growth in 2012 and our consolidated lodging segment was able to benefit from this trend with the acquisition of five upper upscale hotels in the first quarter of this year. The rental growth in the multi-family properties continued throughout 2012. Our retail, office and industrial portfolios maintained high occupancy and had same store income consistent with 2011. We believe that our debt maturities over the next five years are manageable and anticipate interest rates will remain low for 2012 and 2013. Our cash distribution in 2012 will be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.
Company Highlights for the nine months ended September 30, 2012

•
We continue to see organic growth in our lodging and multi-family segments as our same store net operating income results increased 5.7% and 11%, respectively, comparing September 30, 2012 to 2011. Additionally, the six upper up-scale lodging properties we have acquired since January 1, 2012 have contributed $5.2 million or 16.0% increase in lodging net operating income for September 30, 2012 compared to 2011.

•
We made strides towards our company's objective to dispose of non-strategic assets. During the third quarter, we disposed of thirty-three more bank branches for a total of sixty-four in 2012; in addition, we disposed of three conventional multi-family properties and we recognized a net gain of $22.5 million for the nine months ending September 30, 2012.

•
During the third quarter, we placed two student housing properties into service, University House at University Central Florida and Arizona State University Polytech Student Housing. The properties provided 995 and 307 beds, respectively, which were 100% pre-leased upon being placed into service. The completion of these developments highlights our ability to successfully development and lease-up as we grow our student housing platform.

•
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

Nine Months Ended September 30, 2012 Operating Results on a Same Store Basis (in thousands):

Net operating income for the nine months ended
	September 30, 2012	September 30, 2011	Increase (decrease)	Increase (decrease)	Average Occupancy for period ended September 30, 2012	Average Occupancy for period ended September 30, 2011
Retail	$199,269	$197,836	$1,433	0.7%	93%	94%
Lodging	126,366	119,592	6,774	5.7%	74%	73%
Office	100,563	100,151	412	0.4%	93%	93%
Industrial	58,749	58,917	(168)	(0.3)%	91%	92%
Multi-Family	35,842	32,298	3,544	11.0%	93%	92%
	$520,789	$508,794	$11,995	2.4%

Oper

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three and nine months ended September 30, 2012 and 2011. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Operating Income and Expenses:

	Three months ended	Three months ended	2012 change	Nine months ended	Nine months ended	2012 change
	September 30, 2012	September 30, 2011	from 2011	September 30, 2012	September 30, 2011	from 2011
Income:
Rental income	$161,235	$151,179	$10,056	$478,114	$454,965	$23,149
Tenant recovery income	26,189	22,461	3,728	76,375	67,904	8,471
Other property income	4,114	4,499	(385)	11,968	13,836	(1,868)
Lodging income	181,836	134,336	47,500	514,118	387,885	126,233
Operating Expenses:
Property operating expenses	$33,465	$32,769	$696	$96,685	$96,221	$464
Lodging operating expenses	119,287	86,476	32,811	333,207	246,124	87,083
Real estate taxes	24,923	20,570	4,353	75,282	65,993	9,289
Provision for asset impairment	39,002	6,031	32,971	63,520	21,165	42,355
General and administrative expenses	9,112	8,923	189	27,418	23,137	4,281
Business management fee	9,989	10,000	(11)	29,982	30,000	(18)
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

•
For the three and nine months ended September 30, 2012, rental income increased $10,056 and $23,149, respectively, over the same period in 2011, which is primarily due to the four retail properties the Company acquired in the fourth quarter of 2011 in addition to increased operating performance of multi-family segment. Property operating expenses remained consistent when comparing the two periods. This is due to an increase in expenses related to the properties acquired in 2011 offset by a decrease in snow removal costs during the first half of 2012 and a decrease in property management fee expenses. The property management fee rates were reduced effective January 1, 2012 when we entered into an extension agreement with the property managers which extended the term through June 30, 2012. We entered into new long-term master property management agreements with our property managers on July 1, 2012, which further reduced the management fees.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging income and operating expense increased in the three and nine months ended September 30, 2012 as a result of the three hotels acquired in 2011 and the six hotels acquired in 2012. The remaining increase is also attributable to increased same store net operating income of $2,599 or 6.6% and $6,774 or 5.7% comparing the three and nine months ended September 30, 2012 to 2011, respectively. This is attributable to increased RevPAR over the prior year. As expected, lodging operating expense increased correspondingly to lodging income.

Provision for Asset Impairment

•
For the three and nine months ended September 30, 2012, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $39,002 and $63,520, respectively, to reduce the book value of certain of our investment properties to their fair values. For the three and nine months ended September 30, 2012, we have $0 and $3,368 recorded as a provision for asset impairment reflected in discontinued operations. For the three and nine months ended September 30, 2011, we impaired certain properties of which twenty-nine were subsequently sold and the respective impairment charge of $34,017 and $77,059 are included in discontinued operations. Seven of the properties previously impaired by $21,165 remain in continuing operations on the consolidated statements of operations.

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

•
We incurred a net Business Management fee of $29,982 and $30,000, which is equal to 0.2607%, and 0.2605% of average invested assets for the nine months ended September 30, 2012 and 2011, respectively. In addition, effective July 30, 2012, we extended our agreement with the Business Management through July 30, 2013. The terms of the Business Manager Agreement remain unchanged.

•
The increase in general and administrative expense for the three and nine months ended September 30, 2012 as compared to the same periods September 30, 2011 was primarily a result of an increase in acquisition expenses and legal costs, as well as an increase in reimbursable expenses as a result of a shift in personnel from our property managers to our Business Manager. The personnel costs for these persons were not reimbursable under the agreements with our property managers, but are reimbursable in accordance with the reimbursement provisions of the Business Management Agreement.

Non-Operating Income and Expenses:

	Three months ended	Three months ended	2012 change from 2011	Nine months ended	Nine months ended	2012 change from 2011
	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Non-operating income and expenses:
Interest and dividend income	$6,130	$6,186	$(56)	$17,043	$17,095	$(52)
Other income (loss)	(486)	19,483	(19,969)	957	17,170	(16,213)
Interest expense	(79,702)	(71,047)	(8,655)	(233,274)	(215,594)	(17,680)
Equity in earnings (loss) of unconsolidated entities	291	(4,573)	4,864	2,807	863	1,944
Gain (impairment/loss) of investment in unconsolidated entities	(1,556)	7,545	(9,101)	(5,756)	7,545	(13,301)
Realized gain (loss) and impairment on securities, net	4,398	(23,244)	27,642	3,376	(16,353)	19,729
Net income (loss) from discontinued operations	34,627	(27,302)	61,929	32,124	(72,667)	104,791

Other Income

•
The decrease in other income is primarily due to the $17,150 gain on conversion of a note receivable to an equity investment reflected in the three and nine months ended September 30, 2011. There was minimal other income in the current year.

Interest Expense

•
The principal amount of mortgage debt financings increased from $5,605,429 to $5,929,758 comparing September 30, 2011 to 2012 resulting in increased interest expense for the nine months ended September 30, 2012 and 2011 of $17,680. The weighted average interest rate was 5.2% and 5.3% for the nine months ended September 30, 2012 and 2011, respectively.

Impairment of Investment in Unconsolidated Entities

•
On February 21, 2012, we delivered to Lexington Master Limited Partnership (“LMLP”), our joint venture partner for the Net Lease Strategic Assets Fund LP joint venture, a right of first offer under the partnership agreement. On February 20 and 21, 2012, LMLP delivered notice to us to exercise the buy sell option under the partnership agreement. For the year ended December 31, 2011, we valued the equity interest and recorded an initial impairment of $113,621. On April 27, 2012, we entered into a disposition agreement with LMLP. Pursuant to this agreement, the right of first offer and buy/sell right option previously delivered by us and LMLP, respectively, are deemed to have no force or effect. Under the agreement, we shall provide written notice by September 17, 2012 to LMLP to either (1) buy LMLP's interest in Net Lease Strategic Asset Fund L.P. for $219,838 less any distributions to LMLP from April 27, 2012 to October 1, 2012 or (2) sell our interest in the venture for $14,374 less any distributions to us from April 27, 2012 to October 1, 2012. For the three months ended March 31, 2012, we valued the equity interest in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties and recorded an additional impairment of $4,200 on our investment in unconsolidated entities related to the Net Lease Strategic Assets Fund LP joint venture. For the nine months ended September 30, 2012 and 2011, we recorded impairment of $4,200 and zero, respectively, on the investment in unconsolidated entities. On September 5, 2012, the Company entered into a definitive agreement and sold the Company's interest in Net Lease Strategic Asset Fund L.P. to LMLP. The Company received its final distribution $9,438 and recorded a loss of $1,556 on the sale of the investment.

Realized Gain (Loss) and Impairment of Securities

•
For the three and nine months ended September 30, 2012, we had realized gains of $4,398 and $5,275 offset by an other than temporary impairment of zero and $1,899. For the three and nine months ended September 30, 2011, we had realized gains of $1,112 and $8,003 offset by an other than temporary impairment of $24,356,000 for three and nine months ended September 30, 2011.

Discontinued Operations

•
For the three and nine months ended September 30, 2012, we disposed of 54 and 87 properties, respectively. The dispositions that occurred during the nine months ended September 30, 2012 represent sixty-four bank branches, fourteen lodging properties, four retail properties, three multi-family properties and two industrial properties. The activity for those properties is shown as a income from discontinued operations of $34,627 and $32,124 for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, we recorded a loss of $27,302 and $72,667 from discontinued operations due to the disposition of 29 properties. The income from discontinued operations included a provision for asset impairment of $0 and $3,368 for the three and nine months ended September 30, 2012, respectively. The loss from discontinued operations included a provision for asset impairment of $34,017 and $77,059 for the three and nine months ended September 30, 2011, respectively.

Segment Reporting
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 864 and 861 of our investment properties satisfied the criteria of being owned for the three and nine months ended September 30, 2012 and 2011, respectively, and are referred to herein as same store properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three and nine months ended September 30, 2012 and 2011. The base rental rates reflected in retail, office, industrial, and multi-family are exclusive of tenant improvements and lease commissions. For the three and nine months ended September 30, 2012, these costs associated with leasing space were not material.

Retail Segment
Our retail segment net operating income on a same store basis remained stable for the three and nine months ended September 30, 2012 compared to the three and nine months ended ended September 30, 2011 with an increase of 2.6%, up to $67,557 from $65,859, for the three months ended and an increase of 0.7%, up to $199,269 from $197,836 for the nine months ended September 30, 2012 to 2011. On a consolidated segment basis, we saw an increase in the retail segment total net operating income of 8.2% or $5,522 and 8.8% or $17,534 for the three and nine months ended September 30, 2012 compared to 2011. The consolidated segment increase in net operating income was due to six retail properties purchased in the last 12 months.
Same store average economic occupancy remained consistent at 94% and 93% for the three and nine months ended September 30, 2011 and 2012. We anticipate consistent operating performance from the retail portfolio for the remainder of 2012 and 2013 with steady rental rates and minimal lease rollover.

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

	Total Retail Properties
	As of September 30,
	2012	2011
Retail Properties
Physical occupancy	93%	92%
Economic occupancy	94%	94%
Base rent per square foot	$15.08	$15.06
Gross investment in properties	$4,237,902	$4,337,323

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot
2012	169	709,044	7,480	3.4%	2.3%	10.55
2013	331	1,124,882	19,196	5.4%	5.9%	17.06
2014	313	2,035,277	29,184	9.8%	9.0%	14.34
2015	341	2,327,168	29,371	11.2%	9.1%	12.62
2016	310	1,858,743	27,281	8.9%	8.4%	14.68
Thereafter	1,290	12,736,897	211,814	61.3%	65.3%	16.63
	2,754	20,792,011	324,326	100%	100%	$15.60

Comparison of three months ended September 30, 2012 and 2011
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to July 1, 2011. The properties in the same store portfolio were owned for the entire three months ended September 30, 2012 and 2011.

Retail	For the three months ended September 30, 2012			For the three months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$72,635	$5,796	$78,431	$70,535	$1,976	$72,511	$2,100	3.0%	$5,920	8.2%
Straight line income	1,135	108	1,243	1,812	(55)	1,757	(677)	(37.4)%	(514)	(29.3)%
Tenant recovery income	16,659	1,694	18,353	15,811	691	16,502	848	5.4%	1,851	11.2%
Other property income	952	37	989	1,024	5	1,029	(72)	(7.0)%	(40)	(3.9)%
Total revenues	$91,381	$7,635	$99,016	$89,182	$2,617	$91,799	$2,199	2.5%	$7,217	7.9%
Expenses:
Property operating expenses	$14,503	$1,223	$15,726	$15,037	$402	$15,439	$534	3.6%	$(287)	(1.9)%
Real estate taxes	9,321	1,084	10,405	8,286	711	8,997	(1,035)	(12.5)%	(1,408)	(15.6)%
Total operating expenses	$23,824	$2,307	$26,131	$23,323	$1,113	$24,436	$(501)	(2.1)%	$(1,695)	(6.9)%
Net operating income	$67,557	$5,328	$72,885	$65,859	$1,504	$67,363	$1,698	2.6%	$5,522	8.2%
Average occupancy for the period	93%	N/A	94%	94%	N/A	94%
Number of Properties	649	12	661	649	5	654

Comparison of nine months ended September 30, 2012 and 2011
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2012 and 2011.

Retail	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$214,084	$19,463	$233,547	$212,199	$5,219	$217,418	$1,885	0.9%	$16,129	7.4%
Straight line income	4,863	296	5,159	5,508	(264)	5,244	(645)	(11.7)%	(85)	(1.6)%
Tenant recovery income	47,570	5,593	53,163	46,360	1,933	48,293	1,210	2.6%	4,870	10.1%
Other property income	2,887	97	2,984	3,785	31	3,816	(898)	(23.7)%	(832)	(21.8)%
Total revenues	$269,404	$25,449	$294,853	$267,852	$6,919	$274,771	$1,552	0.6%	$20,082	7.3%
Expenses:
Property operating expenses	$41,857	$4,000	$45,857	$43,084	$2,288	$45,372	$1,227	2.8%	$(485)	(1.1)%
Real estate taxes	28,278	3,271	31,549	26,932	2,554	29,486	(1,346)	(5.0)%	(2,063)	(7.0)%
Total operating expenses	$70,135	$7,271	$77,406	$70,016	$4,842	$74,858	$(119)	(0.2)%	$(2,548)	(3.4)%
Net operating income	$199,269	$18,178	$217,447	$197,836	$2,077	$199,913	$1,433	0.7%	$17,534	8.8%
Average occupancy for the period	93%	N/A	94%	94%	N/A	94%
Number of Properties	648	13	661	648	6	654

Lodging Segment
We measure our financial performance for lodging properties by revenue generated per available room known as RevPAR, which is an operational measure commonly used in the lodging industry to evaluate lodging performance. RevPAR represents the product of the average ADR rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues.
On a same store basis, net operating income increased 6.6% and 5.7% for the three and nine months ended ended September 30, 2011 to September 30, 2012, from $39,675 to $42,274 and $119,592 to $126,366, respectively, which was a result of increased RevPar and ADR as occupancy remained consistent for the periods. The lodging segment's net operating income increased $13,233 or 31.8% and $34,867 or 28.2% when comparing the three and nine months ended September 30, 2012 to 2011. The large increase in net operating income is the result of five quality lodging properties acquired in first quarter of 2012.
We are optimistic our lodging portfolio will continue its a steady performance for the remainder of 2012; noting that the second and third quarters are typically higher due to the seasonality of the lodging portfolio. Business and leisure travel is forecasted to finish 2012 strong. Occupancy remained stable from 2011 to 2012 while RevPar and ADR growth in 2012 was much higher than in 2011. RevPar is expected to continue to grow, specifically in our upscale and full service hotel classes. Our first quarter acquisitions have paralleled this trend and we expect it to increase with the recent hotel acquisition of the Bohemian Savannah in the third quarter of 2012 . With historically low growth supply forecasted for the next couple of years, especially for the full service urban asset group, we believe deploying capital into this segment will drive strong increases in our RevPar results.

	Total Lodging Properties
	For the nine months ended September 30,
	2012	2011
Lodging Properties
Revenue per available room	$96	$91
Average daily rate	$130	$124
Occupancy	74%	73%
Gross investment in properties as of September 30	$3,163,331	$2,992,043

Comparison of three months ended September 30, 2012 and 2011

The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to July 1, 2011. The properties in the same store portfolio were owned for the entire three months ended September 30, 2012 and 2011.

Lodging	For the three months ended September 30, 2012			For the three months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Lodging operating income	$132,278	$49,558	$181,836	$126,969	$7,367	$134,336	$5,309	4.2%	$47,500	35.4%
Expenses:
Lodging operating expenses	$83,913	$35,377	$119,290	$81,344	$5,132	$86,476	$(2,569)	(3.2)%	$(32,814)	(37.9)%
Real estate taxes	6,091	1,582	7,673	5,950	270	6,220	(141)	(2.4)%	(1,453)	(23.4)%
Total operating expenses	$90,004	$36,959	$126,963	$87,294	$5,402	$92,696	$(2,710)	(3.1)%	$(34,267)	(37.0)%
Net operating income	$42,274	$12,599	$54,873	$39,675	$1,965	$41,640	$2,599	6.6%	$13,233	31.8%
Average occupancy for the period	76%	N/A	76%	76%	N/A	76%
Number of Properties	79	8	87	79	2	81

Comparison of nine months ended ended September 30, 2012 and 2011

The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2012 and 2011.

Lodging	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Lodging operating income	$386,493	$127,625	$514,118	$370,254	$17,631	$387,885	$16,239	4.4%	$126,233	32.5%
Expenses:
Lodging operating expenses	$241,765	$91,442	$333,207	$232,994	$13,131	$246,125	$(8,771)	(3.8)%	$(87,082)	(35.4)%
Real estate taxes	18,362	4,194	22,556	17,668	604	18,272	(694)	(3.9)%	(4,284)	(23.4)%
Total operating expenses	$260,127	$95,636	$355,763	$250,662	$13,735	$264,397	$(9,465)	(3.8)%	$(91,366)	(34.6)%
Net operating income	$126,366	$31,989	$158,355	$119,592	$3,896	$123,488	$6,774	5.7%	$34,867	28.2%
Average occupancy for the period	74%	N/A	74%	73%	N/A	73%
Number of Properties	78	9	87	78	3	81

Office Segment
Our office segment has remained consistent on a total segment and same store basis. We did not acquire any office properties during 2011 or the first nine months of 2012. Net operating income increased by 3.3% from $32,857 to $33,941 and 0.4% from $100,151 to $100,563 from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012. The increase of 3.3% in net operating income for the three months ended is a result of new leasing in the third quarter. In addition, for both the three and nine months ended, we saw tenant recovery income increase 30.6% and 14.4% on a same store basis, respectively, which is due increased real estate tax expense recovered from our tenants.
Occupancy is stable at 93% with limited lease rollover in the next three to four years. During the fifth year, 59% of the lease expiration relates to one property, with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market.

	Total Office Properties
	As of September 30,
	2012	2011
Office Properties
Physical occupancy	93%	92%
Economic occupancy	93%	92%
Base rent per square foot	$15.27	$15.18
Gross investment in properties	$1,931,157	$1,954,856

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/Square Foot ($)
2012	16	94,551	2,106	1.0%	1.3%	22.27
2013	32	576,586	8,536	6.1%	5.3%	14.80
2014	50	236,303	3,925	2.5%	2.4%	16.61
2015	46	400,062	7,842	4.2%	4.9%	19.60
2016	37	2,563,098	41,544	26.9%	25.9%	16.21
Thereafter	90	5,653,106	96,359	59.3%	60.2%	17.05
	271	9,523,706	160,312	100%	100%	16.83

Comparison of three months ended September 30, 2012 and 2011

The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to July 1, 2011. The properties in the same store portfolio were owned for the three months ended September 30, 2012 and 2011.

Office	For the three months ended September 30, 2012			For the three months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$36,067	$0	$36,067	$35,301	$0	$35,301	$766	2.2%	$766	2.2%
Straight line income	1,246	0	1,246	954	0	954	292	30.6%	292	30.6%
Tenant recovery income	7,040	0	7,040	5,364	0	5,364	1,676	31.2%	1,676	31.2%
Other property income	793	0	793	1,256	0	1,256	(463)	(36.9)%	(463)	(36.9)%
Total revenues	$45,146	$0	$45,146	$42,875	$0	$42,875	$2,271	5.3%	$2,271	5.3%
Expenses:
Property operating expenses	$7,594	$0	$7,594	$7,638	$0	$7,638	$44	0.6%	$44	0.6%
Real estate taxes	3,611	0	3,611	2,380	0	2,380	(1,231)	(51.7)%	(1,231)	(51.7)%
Total operating expenses	$11,205	$0	$11,205	$10,018	$0	$10,018	$(1,187)	(11.8)%	$(1,187)	(11.8)%
Net operating income	$33,941	$0	$33,941	$32,857	$0	$32,857	$1,084	3.3%	$1,084	3.3%
Average occupancy for the period	93%	N/A	93%	93%	N/A	92%
Number of Properties	43	0	43	43	0	43

Comparison of nine months ended September 30, 2012 and 2011

The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the nine months ended September 30, 2012 and 2011.

Office	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$107,598	$0	$107,598	$107,630	$0	$107,630	$(32)	0.0%	$(32)	0.0%
Straight line income	2,988	0	2,988	3,247	0	3,247	(259)	(8.0)%	(259)	(8.0)%
Tenant recovery income	20,067	0	20,067	17,545	0	17,545	2,522	14.4%	2,522	14.4%
Other property income	2,486	0	2,486	4,050	0	4,050	(1,564)	(38.6)%	(1,564)	(38.6)%
Total revenues	$133,139	$0	$133,139	$132,472	$0	$132,472	$667	0.5%	$667	0.5%
Expenses:
Property operating expenses	$21,967	$0	$21,967	$23,156	$0	$23,156	$1,189	5.1%	$1,189	5.1%
Real estate taxes	10,609	0	10,609	9,165	0	9,165	(1,444)	(15.8)%	(1,444)	(15.8)%
Total operating expenses	$32,576	$0	$32,576	$32,321	$0	$32,321	$(255)	(0.8)%	$(255)	(0.8)%
Net operating income	$100,563	$0	$100,563	$100,151	$0	$100,151	$412	0.4%	$412	0.4%
Average occupancy for the period	93%	N/A	93%	93%	N/A	92%
Number of Properties	43	0	43	43	0	43

Industrial Segment
Our industrial segment net operating income increased $324 or 1.6% when comparing the three months ended September 30, 2011 to 2012. The increase is due to additional leasing which resulted in increased rental income of $1,173. For the nine months ended September 30, 2011 compared to 2012, net operating income increased by $1,088 or 1.8%, which is primarily due to two industrial properties that were placed in service in 2011. In addition, we saw increased real estate taxes of $1,780 for the nine months ended September 30, 2012 compared to $1,590 for the same period 2011. During the second half of 2011, a real estate tax cap expired at one of our properties which has net leases and tenants that are directly responsible for operating expenses and reimburse us for real estate taxes. This is reflected in tenant recovery income which increased $208 and $1,073 for the three and nine months ended September 30, 2012 to 2011.
Our industrial property's economic occupancy rates remained consistent from 91% for the nine months ended September 30, 2011 to 91% for the nine months ended September 30, 2012. We have minimum lease rollover in the next three years and expect to maintain consistent rental rates in our distribution centers with slight increase in distribution centers constructed in the past ten years as well as our charter school and correctional facilities.

	Total Industrial Properties
	As of September 30,
	2012	2011
Industrial Properties
Physical occupancy	90%	90%
Economic occupancy	91%	91%
Base rent per square foot	$5.97	$5.77
Gross investment in properties	$1,039,184	$1,092,137

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Base Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Base Rent	Expiring Rent/ Square Foot ($)
2012	10	365,008	1,037	2.6%	1.1%	2.84
2013	11	1,184,389	7,250	8.5%	7.9%	6.12
2014	4	454,423	2,572	3.3%	2.8%	5.66
2015	9	1,199,103	4,663	8.6%	5.1%	3.89
2016	8	1,573,193	5,731	11.3%	6.2%	3.64
Thereafter	40	9,146,048	70,845	65.7%	76.9%	7.75
	82	13,922,164	92,098	100.0%	100.0%	6.62

Comparison of three months ended September 30, 2012 and 2011
The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to July 1, 2011. The properties in the same store segment were owned for the three months ended September 30, 2012 and 2011.

Industrial	For the three months ended September 30, 2012			For the three months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$20,520	$345	$20,865	$19,627	$65	$19,692	$893	4.5%	$1,173	6.0%
Straight line income	583	(27)	556	1,133	(52)	1,081	(550)	(48.5)%	(525)	(48.6)%
Tenant recovery income	620	69	689	481	0	481	139	28.9%	208	43.2%
Other property income	14	1	15	26	501	527	(12)	(46.2)%	(512)	(97.2)%
Total revenues	$21,737	$388	$22,125	$21,267	$514	$21,781	$470	2.2%	$344	1.6%
Expenses:
Property operating expenses	$878	$74	$952	$996	$2	$998	$118	11.8%	$46	4.6%
Real estate taxes	670	43	713	647	0	647	(23)	(3.6)%	(66)	(10.2)%
Total operating expenses	$1,548	$117	$1,665	$1,643	$2	$1,645	$95	5.8%	$(20)	(1.2)%
Net operating income	$20,189	$271	$20,460	$19,624	$512	$20,136	$565	2.9%	$324	1.6%
Average occupancy for the period	91%	N/A	91%	92%	N/A	91%
Number of Properties	70	2	72	70	1	71

Comparison of nine months ended September 30, 2012 and 2011
The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to January 1, 2011. The properties in the same store segment were owned for the nine months ended September 30, 2012 and 2011.

Industrial	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$60,186	$2,432	$62,618	$59,065	$569	$59,634	$1,121	1.9%	$2,984	5.0%
Straight line income	1,756	(9)	1,747	3,203	32	3,235	(1,447)	(45.2)%	(1,488)	(46.0)%
Tenant recovery income	2,219	571	2,790	1,597	120	1,717	622	38.9%	1,073	62.5%
Other property income	279	60	339	154	753	907	125	81.2%	(568)	(62.6)%
Total revenues	$64,440	$3,054	$67,494	$64,019	$1,474	$65,493	$421	0.7%	$2,001	3.1%
Expenses:
Property operating expenses	$3,140	$420	$3,560	$3,512	$206	$3,718	$372	10.6%	$158	4.2%
Real estate taxes	2,551	300	2,851	1,590	190	1,780	(961)	(60.4)%	(1,071)	(60.2)%
Total Operating expenses	$5,691	$720	$6,411	$5,102	$396	$5,498	$(589)	(11.5)%	$(913)	(16.6)%
Net operating income	$58,749	$2,334	$61,083	$58,917	$1,078	$59,995	$(168)	(0.3)%	$1,088	1.8%
Average occupancy for the period	91%	N/A	91%	92%	N/A	91%
Number of Properties	69	3	72	69	2	71

Multi-family Segment
Our multi-family segment continues to perform well with net operating income increasing $2,876 or 27% and $5,248 or 16.0% on a total segment basis for the three and nine months ended ended September 30, 2012 compared to the three and nine months ended ended September 30, 2011. This is the result of increased average occupancy coupled with higher base rent per unit and less concessions being offered. In addition, the increase in total revenues for the comparative periods was $3,567 or 16.4% and $7,002 or 10.9% for the three and nine months ended September 30, 2012 compared to an increase in total operating expenses of $691 or 6.3% and $1,754 or 5.6% for the three and nine months ended September 30, 2011. Rental rates in the student housing and conventional multi-family rose significantly in 2012 compared to 2011 while occupancy remained consistent with 2011. We expect rental rates to maintain or slightly increase. We anticipate sustaining occupancy at rates comparable to our average occupancy of 92% and 94% for the three and nine months ended September 30, 2012.
In July 2012, we placed two student housing properties in service, University House at University of Central Florida and Arizona State University Housing. These properties represent 995 and 307 beds, respectively which were 100% pre-leased upon being upon begin placed in service. In addition, we anticipate placing another student housing property in service in the fall of 2013 and one conventional multi-family property in service in the spring of 2013 representing an additional 1,198 beds and 356 units, respectively.

	Total Multi-family Properties
	As of September 30, 2012
	2012	2011
Multi-Family Properties
Economic occupancy	92%	93%
End of month scheduled base rent per unit per month	$863	$859
Gross investment in properties	$849,120	$899,002

Comparison of three months ended September 30, 2012 and 2011
The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to July 1, 2011. The properties in the same store portfolio were owned for the three months ended September 30, 2012 and 2011.

Multi-family	For the three months ended September 30, 2012			For the three months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$21,046	$1,744	$22,790	$19,860	$0	$19,860	$1,186	6.0%	$2,930	14.8%
Straight line income	39	(2)	37	4	19	23	35	875.0%	14	60.9%
Tenant recovery income	107	0	107	114	0	114	(7)	(6.1)%	(7)	(6.1)%
Other property income	1,795	522	2,317	1,686	1	1,687	109	6.5%	630	37.3%
Total revenues	$22,987	$2,264	$25,251	$21,664	$20	$21,684	$1,323	6.1%	$3,567	16.4%
Expenses:
Property operating expenses	$8,953	$238	$9,191	$8,957	$(262)	$8,695	$4	0.0%	$(496)	(5.7)%
Real estate taxes	2,400	120	2,520	2,200	125	2,325	(200)	(9.1)%	(195)	(8.4)%
Total operating expenses	$11,353	$358	$11,711	$11,157	$(137)	$11,020	$(196)	(1.8)%	$(691)	(6.3)%
Net operating income	$11,634	$1,906	$13,540	$10,507	$157	$10,664	$1,127	10.7%	$2,876	27.0%
Average occupancy for the period	90%	N/A	92%	91%	N/A	91%
Number of Properties	23	2	25	23	0	23

Comparison of nine months ended September 30, 2012 and 2011
The table below represents operating information for the multi-family segment and for the same store segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the nine months ended September 30, 2012 and 2011.

Multi-family	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$62,517	$1,744	$64,261	$58,437	$0	$58,437	$4,080	7.0%	$5,824	10.0%
Straight line income	206	(10)	196	102	18	120	104	102.0%	76	63.3%
Tenant recovery income	355	0	355	349	0	349	6	1.7%	6	1.7%
Other property income	5,021	1,138	6,159	5,061	2	5,063	(40)	(0.8)%	1,096	21.6%
Total revenues	$68,099	$2,872	$70,971	$63,949	$20	$63,969	$4,150	6.5%	$7,002	10.9%
Expenses:
Property operating expenses	$24,881	$420	$25,301	$24,736	$(762)	$23,974	$(145)	(0.6)%	$(1,327)	(5.5)%
Real estate taxes	7,376	341	7,717	6,915	375	7,290	(461)	(6.7)%	(427)	(5.9)%
Total operating expenses	$32,257	$761	$33,018	$31,651	$(387)	$31,264	$(606)	(1.9)%	$(1,754)	(5.6)%
Net operating income	$35,842	$2,111	$37,953	$32,298	$407	$32,705	$3,544	11.0%	$5,248	16.0%
Average occupancy for the period	93%	N/A	94%	92%	N/A	92%
Number of Properties	23	2	25	23	0	23

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
The properties under development and all amounts set forth below are as of September 30, 2012. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($)	Total Estimated Costs ($) (a)	Remaining Costs to be Funded by Inland American ($) (b)	Note Payable as of September 30, 2012 ($)	Estimated Placed in Service Date (c)
Woodbridge	Wylie, TX	Retail	519,745	18,076	55,719	0	17,920	(e)
Cityville/Cityplace	Dallas, TX	Multi-family	356 units	49,737	60,615	0	14,543	Q1 2013 (d)
UH at Fullerton	Fullerton, CA	Student Housing	1,198 beds	112,639	150,289	0	50,432	Q3 2013 (d)

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

September 30, 2012
(unaudited)

(d)	Leasing activities related to multi-family properties do not begin until six to nine months prior to the placed in service date.

(e)
Woodbridge is a retail shopping center and development is planned to be completed in phases. During the three months ended 2012, we placed a parcel in service for $13,300. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. The initial phase of the Woodbridge development was pre-leased at 91% as of September 30, 2012. The percentage pre-leased represents the percentage of square feet leased of the total square footage built or under construction.

As part of our restructure of, and foreclosure of the properties securing, the Stan Thomas Properties note, we, as the secured lender, began overseeing certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. The book value of the Railyards property was $123,617 as of September 30, 2012.

Liquidity and Capital Resources
As of September 30, 2012, we had $330.5 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

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
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2012 to September 30, 2012 totaling $329.1 million or $0.50 per share on an annualized basis. These cash distributions were paid with cash flow from our operations which was $352.3 for the nine months ended September 30, 2012.
We continue to provide cash distributions to our stockholders from cash generated by our operations. The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. Distributions from unconsolidated entities is another source of cash that is generated from real estate operations. Gain on sales of properties relate to net profits from the sale of certain properties. Our presentation below is not intended to be an alternative to our consolidated statements of cash flow and does not present all the sources and uses of our cash.
The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Nine months ended	Twelve months ended
	September 30, 2012	2011	2010	2009	2008	2007
Cash flow provided by operations	$352,338	$397,949	$356,660	$369,031	$384,365	$263,420
Distributions from unconsolidated entities	$27,198	$33,954	$31,737	$32,081	$41,704	$0
Gain on sales of properties (1)	$29,677	$6,141	$55,412	$0	$0	$0
Distributions declared	$(329,124)	$(429,599)	$(417,885)	$(405,337)	$(418,694)	$(242,606)
Excess (deficiency)	$80,089	$8,445	$25,924	$(4,225)	$7,375	$20,814

	Three months ended			Nine months ended
	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Cash flow provided by operations	$85,925	$156,846	$109,567	$352,338
Distributions from unconsolidated entities	3,093	6,342	17,763	27,198
Gain on sales of properties	0	1,851	27,826	29,677
Distributions declared	(109,217)	(109,641)	(110,266)	(329,124)
Excess (deficiency)	$(20,199)	$55,398	$44,890	$80,089

	Three months ended			Nine months ended
	March 31, 2011	June 30, 2011	September 30, 2011	September 30, 2011
Cash flow provided by operations	$77,302	$118,381	$107,000	$302,683
Distributions from unconsolidated entities	9,540	4,691	11,691	25,922
Gain on sales of properties (1)	0	1,210	(906)	304
Distributions declared	(106,320)	(107,069)	(107,760)	(321,149)
Excess (deficiency)	$(19,478)	$17,213	$10,025	$7,760

(1) Excludes gains reflected on impaired values and transfer of assets.
Our cash flow from operations in the first quarter is typically our lowest of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. In addition, for the nine months ended September 30, 2012, cash flow from operations included an increase in accrued interest expense payable of $29,300 as compared to the nine months ended September 30, 2011. This was a result of June 2012 debt service payments being paid in July 2012.
Stock Offering
We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $7.22 per share. We will offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. As of September 30, 2012, we had raised a total of approximately $8.7 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions), net of offering costs of $828.4 million, of which $788.3 million was paid to affiliates.
During the nine months ended September 30, 2012, we sold a total of 20.1 million shares and generated $145.0 million in gross offering proceeds under the DRP, as compared to 18.7 million shares and $149.9 million during the nine months ended September 30, 2011. Our average distribution reinvestment plan participation was 44% for the nine months ended September 30, 2012, compared to 47% for the nine months ended September 30, 2011.
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
For the three months ended March 31, 2012, we received requests for the repurchase of 3.4 million shares of our common stock. Of these requests, we repurchased 3.4 million shares of common stock for $24.2 million in April 2012. There were no additional requests outstanding. For the three months ended June 30, 2012, we received requests for the repurchase of 1.6 million shares of our common stock. Of these requests, we repurchased 1.6 million shares of common stock for $11.5 million in July 2012. There were no additional requests outstanding. For the three months ended September 30, 2012, we received requests for the repurchase of 1.4 million shares of common stock. Of these requests, we repurchased 1.4 million shares of common stock for $10.0 million in October 2012. There were no additional requests outstanding. The price per share for all shares repurchased was $7.22 and all repurchases were funded from proceeds from our distribution reinvestment plan.

Real Estate Investments
We completed on a net cash basis approximately $237.8 million and $330.0 million of real estate acquisitions in the nine months ended September 30, 2012 and 2011, respectively. These acquisitions were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. For the nine months ended September 30, 2012, we sold approximately $356.5 million of real estate assets on a net cash basis consisting of sixty-four bank branches, four retail properties, and two industrial properties, three multi-family properties and thirteen lodging properties. Comparatively for the nine months ended September 30, 2011, we disposed of approximately $116.3 million of real estate assets on a net cash basis consisting of three retail properties, one industrial property, one office property, and six lodging properties.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2012 (dollar amounts are stated in thousands).

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$37,070	534,920	247,706	423,191	679,614	2,623,764	4,546,265
Variable rate debt (mortgage loans)	$142,997	401,083	399,862	262,205	52,464	124,882	1,383,493
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	9.33%	5.69%	5.50%	5.59%	5.56%	5.83%
Variable rate debt (mortgage loans)	2.73%	3.05%	3.16%	3.15%	3.14%	3.78%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $31.6 million, net of accumulated amortization, is outstanding as of September 30, 2012.
As of September 30, 2012, we had approximately $180.1 million and $936.0 million in mortgage debt maturing in 2012 and 2013, respectively. We are currently negotiating refinancing the 2012 and 2013 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.
Mortgage loans outstanding as of September 30, 2012 and December 31, 2011 were $5.9 billion and $5.8 billion, respectively, and had a weighted average interest rate of 5.2% and 5.2% per annum, respectively. For the nine months ended September 30, 2012 and 2011, we received proceeds of $10.0 million and $56.8 million, respectively, against our portfolio of marketable securities. For the nine months ended September 30, 2012 and 2011, we borrowed approximately $524.8 million and $463.4 million, respectively, secured by mortgages on our properties and assumed $180.0 million of debt at acquisition on the 2012 property acquisitions.
Summary of Cash Flows

	Nine months ended September 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$352,338	$302,683
Cash used in investing activities	$(27,887)	$(263,395)
Cash used in financing activities	$(212,109)	$(51,092)
Increase (decrease) in cash and cash equivalents	$112,342	$(11,804)
Cash and cash equivalents, at beginning of period	$218,163	$267,707
Cash and cash equivalents, at end of period	$330,505	$255,903
Cash provided by operating activities was $352.3 million and $302.7 million for the nine months ended September 30, 2012 and 2011, respectively, and was generated primarily from operating income from property operations, and interest and dividends. The increase in cash flows from the nine months ended September 30, 2012 and 2011 was primarily due to the improved performance of the lodging and multi-family segments as well as an increase in accrued interest expense payable of $29.3 million. The increase in the accrued interest expense payable was a result of June 2012 debt service payments being made in July 2012.
Cash used in investing activities was $27.9 million and $263.4 million for nine months ended September 30, 2012 and 2011, respectively. The cash used in investing activities from nine months ended September 30, 2012 was primarily due to the acquisition of six upper-upscale lodging properties and two retail properties, offset by the disposition of eighty-six assets during the second and third quarters. During the nine months ended September 30, 2011, we acquired three upper-upscale lodging properties and three retail properties, offset by the disposition of six limited service hotels and various other properties.
Cash used in financing activities was $212.1 million and $51.1 million million for nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in financing activities from nine months ended September 30, 2012 and 2011 was primarily due to the increase in payoffs of our mortgage debt and proceeds from our margin loan for the nine months ended September 30, 2012 compared to 2011. In addition, we paid $35.8 million to repurchase shares for the nine months ended September 30, 2012 compared to $10.0 million for the same period in 2011.

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

Joint Venture	Ownership %	Investment at September 30, 2012
Cobalt Industrial REIT II	36%	$110,986
D.R. Stephens Institutional Fund, LLC	90%	37,825
Brixmor/IA JV, LLC	(a)	95,252
Other Unconsolidated Joint Ventures	Various	36,823
		$280,886

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

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

	As of September 30, 2012	As of December 31, 2011
Balance Sheet Data:
Total assets	$10,836,423	$10,919,190
Mortgages, notes and margins payable, net	$6,029,080	$5,902,712

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

	For the nine months ended
	September 30, 2012	September 30, 2011
Operating Data:
Total income	$1,080,575	$924,590
Total interest and dividend income	$17,043	$17,095
Net loss attributable to Company	$(65,771)	$(134,065)
Net loss per common share, basic and diluted	$(0.07)	$(0.16)
Common Stock Distributions:
Distributions declared to common stockholders	$329,124	$321,149
Distributions per weighted average common share	$0.38	$0.38
Funds from Operations:
Funds from operations (a)	$345,669	$327,583
Cash Flow Data:
Cash flows used by operating activities	$352,338	$302,683
Cash flows used in investing activities	$(27,887)	$(263,395)
Cash flow used in financing activities	$(212,109)	$(51,092)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	877,280,730	855,810,167

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2012
(unaudited)

		For the nine months ended September 30,
		2012	2011
	Net loss attributable to Company	$(65,771)	(134,065)
Add:	Depreciation and amortization related to investment properties	331,863	327,879
	Depreciation and amortization related to investment in unconsolidated entities	33,937	43,405
	Provision for asset impairment	63,520	21,165
	Provision for asset impairment included in discontinued operations	3,368	77,059
	Impairment of investment in unconsolidated entities	4,200	0
	Impairment reflected in equity in earnings of unconsolidated entities	470	5,399
	Gain on sale of property reflected in net income attributed to noncontrolling interest	4,601	0
	Loss from sales of investment in unconsolidated entity	1,556	0

Less:	Gains from property sales and transfer of assets	29,677	304
	Gains from property sales reflected in equity in earnings of unconsolidated entities	2,398	11,141
	Noncontrolling interest share of depreciation and amortization related to investment properties	0	1,814
	Funds from operations	$345,669	327,583

Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Loss or significant non-cash items from the periods presented (in thousands):

	For the nine months ended September 30,
	2012	2011
Conversion of note receivable to equity interest	$0	(17,150)
Payments of note receivable previously impaired	$0	(2,422)
Impairment on securities	$1,899	24,356
(Gain) loss on extinguishment of debt	$238	(678)
(Gain) on extinguishment of debt reflected in equity in earnings of unconsolidated entities	$(2,418)	0
Straight-line rental income	$(8,557)	(10,457)
Amortization of above/below market leases	$(1,622)	(1,015)
Amortization of mark to market debt discounts	$4,807	6,488
Acquisition costs	$1,510	1,254

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of September 30, 2012 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately

$13.8 million. If market rates of interest on all of the floating rate debt as of September 30, 2012 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $13.8 million.
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
We have entered into six interest rate swap agreements that have converted $176.8 million or 12.8% of our variable rate mortgage loans from variable to fixed rates. As of September 30, 2012, the pay rates ranged from 0.79% to 3.32% per annum with maturity dates from January 13, 2013 to September 29, 2014. The interest rate swaps have a notional amount of $176.8 million and fair value at $1.4 million as of September 30, 2012.
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
We incurred other than temporary impairments on our investments in marketable securities of $1,899 and $24,356 for the nine months ended September 30, 2012 and 2011 respectively. The overall stock market and REIT stocks, including our REIT stock investments, have declined since mid-2007, which may result in our recognizing impairments in the future. We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio value will be in 2012.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of September 30, 2012 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$222,765	$294,180	$264,762	$323,598

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements the information with respect to our legal proceedings that is contained in Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In a letter dated September 11, 2012, three purported shareholders of Inland American demanded that the Board investigate whether certain claims should be brought against the Company's Board of Directors, the Business Manager and certain entities and individuals affiliated with the Business Manager (“Business Manager Affiliates”). The letter claims that the Board, the Business Manager and the Business Manager Affiliates breached their fiduciary duties to Inland American by (i) falsely reporting the value of our common stock until September 2010; (ii) causing us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguising returns of capital paid to stockholders as REIT income and thus paying the Business Manager fees to which it was not entitled.  The purported stockholders contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. There has been no lawsuit filed, however, with regard to these matters.

The full Board of Directors has responded by authorizing the independent directors to investigate the claims contained in the demand letter, as well as any other matters the independent directors see fit to investigate.  Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate.  The special litigation committee intends to investigate these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.  Although the claims are directed at the Board of Directors and various third parties (Business Manager and the Business Manager Affiliates) and are not directed against us, there can be no assurance that the pursuit of any such claims would not have a material adverse effect on us.

Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.
We are seeking closing agreements with the IRS granting us relief for potential failures to satisfy certain REIT qualification requirements, and we may have to pay a significant penalty even if the IRS grants our requests.

A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Test”). We have identified certain distribution and shareholder reimbursement practices that may have caused certain dividends to be treated as preferential dividends, which cannot be used to satisfy the 90% Distribution Requirement. We have also identified the ownership of certain assets that may have violated a REIT qualification requirement that prohibits a REIT from owning "securities" of any one issuer in excess of 5% of the REIT's total assets at the end of any calendar quarter (the "5% Securities Test"). In order to provide greater certainty with respect to our qualification as a REIT for federal income tax purposes, management concluded that it was in our best interest and the best interest of our stockholders to request closing agreements from the Internal Revenue Service ("IRS") for both the consolidated Inland American REIT and MB REIT (Florida), Inc. (“MB REIT”) with respect to such matters. Accordingly, on October 31, 2012, MB REIT filed a request for a closing agreement with the IRS. Additionally, we intend to file a separate request for a closing agreement on behalf of the Inland American REIT in the near future.
We identified certain aspects of the calculation of certain dividends on MB REIT's preferred stock and also aspects of the operation of certain "set aside" provisions with respect to accrued but unpaid dividends on certain classes of MB REIT's preferred stock that may have caused certain dividends to be treated as preferential dividends. In the case of the consolidated Inland American REIT, management identified certain aspects of the operation of the dividend reinvestment plan and distribution procedures and also certain reimbursements of shareholder expenses that may have caused certain dividends to be treated as preferential dividends. If these practices resulted in preferential dividends, the Inland American REIT and MB REIT would not have satisfied the 90% Distribution Requirement and thus may not have qualified as REITs, which would result in substantial corporate tax liability for the years in which the Inland American REIT or MB REIT failed to qualify as REITs.

In addition, the Inland American REIT and MB REIT made certain overnight investments in bank commercial paper. While the Internal Revenue Code does not provide a specific definition of “cash item”, the Company believes that overnight commercial paper should be treated as a “cash item”, which is not treated as a “security” for purposes of the 5% Securities Test. If treated as a "security", the bank commercial paper would appear to have represented more than 5% of the respective REIT's total assets at the end of certain calendar quarters. In the event this commercial paper is treated as a "security", we anticipate that we would be required to pay corporate income tax on the income earned with respect to the portion of the commercial paper that violated the 5% Securities Test.
We can provide no assurance that the IRS will accept the Inland American REIT or MB REIT's closing agreement requests. Even if the IRS accepts those requests, the Inland American and MB REIT may be required to pay a penalty which could be significant.
Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.
For the nine months ended September 30, 2012, approximately 9% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Bank. Also, for the nine months ended September 30, 2012, approximately 7% of our rental revenue was generated by three properties leased to AT&T, Inc. The lease for one of the AT&T properties, with approximately 1.7 million square feet, expires in 2016. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

Leases representing approximately 2.5% of the rentable square feet of our retail, office, and industrial portfolio are scheduled to expire in 2012. We may be unable to renew leases or lease vacant space at favorable rates or at all.

As of September 30, 2012, leases representing approximately 2.5% of the 47,770,572 rentable square feet of our retail, office, and industrial portfolio were scheduled to expire in 2012, and an additional 7.4% of the square footage of our retail, office, and industrial portfolio was available for lease. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. As of September 30, 2012, approximately, 4%, 5%, 7% and 13% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by properties located in the Minneapolis, Dallas, Chicago and Houston metropolitan areas, respectively.

Additionally, at September 30, 2012, 50 of our lodging facilities, or approximately 50% of our lodging portfolio, are located in Washington D.C. and the ten eastern seaboard states ranging from Connecticut to Florida, which includes 7 hotels in North Carolina. Additionally, 17 properties are located in Texas. Adverse events in these areas, such as recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels. Further, several of the hotels are located near the water and are exposed to more severe weather than hotels located inland. Elements such as salt water and humidity can increase or accelerate wear on the hotels' weatherproofing and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these hotels. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.

Actions of our joint venture partners could negatively impact our performance.

As of September 30, 2012 we had entered into joint venture agreements with 10 entities to fund the investment of office, industrial/distribution, retail, lodging, and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $280.9 million. For the nine months ended September 30, 2012, for these ventures, we recorded earnings of $2.8 million, an impairment of $4.2 million and a loss of $1.6 million on disposition of one venture.

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

As of September 30, 2012, we had investments valued at $316.5 million in real estate related equity and debt securities. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. In fact, many of the entities that we have invested in have reduced the dividends paid on their securities. The stock prices for some of these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss. For the nine months ended September 30, 2012, we recorded earnings of $4.6 million and impairments of $1.9 million.

Increases in interest rates could increase the amount of our debt payments.

As of September 30, 2012, approximately $1,383.5 billion of our total indebtedness bore interest at variable rates. Increases in interest rates in variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As fixed rate debt matures, we may not be able to secure low fixed rate financing. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay distributions and will result in us having less cash available for other uses.

If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, from time to time, our Business Manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. For the nine months ended September 30, 2012, we incurred a net business management fee of $30.0 million, or approximately 0.2607% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $1.3 million, together which are less than the full 1% fee that the Business Manager could be paid. However, there is no assurance that our Business Manager will forgo or defer any portion of its business management fee in the future. Further, we would need to use cash at some point in the future to pay any fee or reimbursement that is deferred. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), as well as proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness.

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

Our Business Manager offered to our board of directors that it will reduce its business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines or assessments, if any, that we may incur as a result of the pending SEC investigation, other than legal fees incurred by us or fees and costs otherwise covered by insurance. In addition, the Business Manager also offered to waive its reimbursement of legal fees or costs that the Business Manager incurs in connection with the SEC investigation. In the event that the business management agreement is terminated or expires in accordance with its terms prior to the conclusion of the pending SEC investigation or prior to us realizing the full benefit of the Business Manager's offer to reduce its business management fee in the event that we realize costs, fees, fines or assessments in connection with the SEC investigation, then we will be required to pay any such costs, fees, fines or assessments. In the event of a termination of the business management agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders and have a material adverse impact on our business and financial condition.

We are the subject of an ongoing investigation by the SEC and a demand to conduct an investigation by a purported shareholder ("Derivative Demand"). Although at this time we cannot predict whether or not the investigation or the Derivative Demand might have a material effect on our business, it is possible that they could have a material adverse impact on our business.

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
The Business Manager has offered to our board of directors that, to the fullest extent permitted by law, it will reduce the business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by us, or fees and costs otherwise covered by insurance.

We have also received a demand to conduct an investigation relating to claims that the Board, the Business Manager and the Business Manager Affiliates breached their fiduciary duties to the Company by (i) falsely reporting the value of our common stock until September 2010; (ii) causing us to purchase shares of its common stock from stockholders at prices in excess of their value; and (iii) disguising returns of capital paid to stockholders as REIT income and thus paying the Business Manager fees to which it was not entitled.  The three purported stockholders contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. A special litigation committee ("SLC") has been formed by the Board to investigate the claims. Although the claims are directed at the Board of Directors and various third parties (Business Manager and the Business Manager Affiliates) and are not directed against us, there can be no assurance that the pursuit of any such claims would not have a material adverse effect on us.
We cannot reasonably estimate the timing or outcome of either the investigation or the Derivative Demand, nor can we predict whether or not the investigation or the Derivative Demand might have a material adverse effect on our business. The investigation and the Derivative Demand may result in the incurrence of significant legal expense, both directly and as the result of any indemnification obligations. In addition, the investigation and the Derivative Demand may also divert management's attention from our ordinary business operations or may also limit our ability to obtain financing to fund our on-going operating requirements, which could cause our business to suffer. Adverse findings by the SEC or the SLC, or the incurrence of costs, fees, fines or penalties that are not foregone by our Business Manager or reimbursed by insurance policies, in connection with or as a result of this investigation and costs and expenses of the Derivative Demand that are not reimbursed through insurance policies could have a material adverse impact on our business.

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

The table below outlines the shares of common stock we repurchased pursuant to the Amended Program during the three months ended September 30, 2012.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012	1,603,312	$7.22	1,603,312	(1)
August 2012	0	0	0	(1)
September 2012	0	0	0	(1)
	1,603,312	$7.22	1,603,312	(1)

(1) A description of the maximum number of shares that may be purchased under our Amended Program is included in the narrative preceding this table.
The shares reported in the table above were repurchased based on those requests received during the three months ended June 30, 2012. For the three months ended September 30, 2012, we received requests for the repurchase of an additional 1.4 million shares of our common stock. Of these requests, we repurchased 1.4 million shares of common stock for $10.0 million; the repurchase date for these repurchases was in October 2012. The price per share for all of these shares repurchased was $7.22 and all repurchases were funded from proceeds from our distribution reinvestment plan. However, because we repurchase shares accepted for repurchase for a particular calendar quarter on the day that is five business days prior to the last business day of the first month of the subsequent calendar quarter, the shares repurchased based on those requests received during the three months ended September 30, 2012 are not reportable in the table above.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President		Treasurer and principal financial officer
Date:	November 9, 2012	Date:	November 9, 2012

EXHIBIT NO.	DESCRIPTION
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
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1
Letter Agreement, dated May 4, 2012, from Inland American Business Manager & Advisor, Inc. to Inland
American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 7, 2012)

10.2
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.3
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.4
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.5
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

**
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