Form 10-K
period 2012-12-31
Inland American Real Estate Trust, Inc.
filed 2013-03-13
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second quarter) was approximately $6,327,641,846, based on the estimated per share value of $7.22, as established by the registrant on December 29, 2011.
As of March 1, 2013, there were 892,531,979 shares of the registrant’s common stock outstanding.

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
As of December 31, 2012, our portfolio was comprised of 794 properties representing 45.6 million square feet of retail, office and industrial space, 5,311 multi-family units, 5,212 student housing beds and 16,345 hotel rooms. We believe that a diversified portfolio balances our risk exposure compared to a portfolio with a single asset class. During the economic recession and ongoing sluggish recovery, we believe that a diversified portfolio like ours provides our stockholders with significant benefits and reduces their risk relative to a portfolio concentrated on one property sector or properties located in one geographical area or region. Because we believe that most real estate markets are cyclical in nature, we plan to maintain our diversified portfolio but focus on three specific real estate segments, lodging, student housing and multi-tenant retail. We believe our diversity and size will allow us to continue to effectively deploy capital into sectors and locations where the underlying investment fundamentals are relatively strong. The following chart depicts the allocation of our real estate assets for each segment, as of December 31, 2012, based on undepreciated assets within our property portfolio.

Strategy and Objectives
We have defined our long-term portfolio strategy by focusing our diversified assets in three specific real estate asset classes - retail, lodging and student housing. We believe this strategy presents the best opportunity to capitalize on current market trends in commercial real estate and realize income growth in these sectors. A key outcome of our strategy will be an opportunity to explore multiple liquidity events by segment.
Also part of our strategy is to improve the overall quality of our retail, lodging and student housing segments for long-term growth through selective asset acquisition and sales. We continue to use our expertise to capitalize on opportunities in the real estate industry. We believe our capacity to identify and react to investment opportunities is one of our biggest strengths. This strategy will take time as we dispose of less strategic assets and rotate capital into our targeted segments. Our focus has been, and will continue to be, maximizing stockholder value over the long-term.
During the execution of our strategy, we will focus on maintaining a stable income stream to provide a sustainable monthly distribution to our shareholders.

Our three objectives in the execution of our strategy are:

•	Sustaining a monthly stockholder distribution while maintaining capital preservation

•	Tailoring our portfolio to lodging, student housing and retail by expanding and enhancing these growth portfolios

•	Positioning for stockholder liquidity through multiple liquidity events by segment type
2012 Highlights
Distributions
We have paid a monthly cash distribution to our stockholders which totaled in the aggregate $439.2 million for the year ended December 31, 2012, which was equal to $0.50 per share for 2012, assuming that a share was outstanding the entire year. The distributions paid for the year ended December 31, 2012 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties.
Investing Activities
Our acquisition and disposition activities in 2012 highlight our move to divesting of less strategic assets and redeploying the capital into our long-term strategic segments, lodging, student housing and multi-tenant retail. We acquired seven upper upscale lodging properties consisting of 2,624 rooms for $525.1 million. We acquired two student housing properties and placed two student housing properties into service for a total of 2,566 beds for $171.9 million. In addition, we acquired two multi-tenant retail properties and expanded two existing multi-tenant retail properties consisting of 554,026 square feet for $106.9 million. As part of our strategy to realign our asset segments with higher performing assets, we sold 166 properties for a gross disposition price of $603.5 million, including 143 bank branches (142 retail branches and one office branch), four retail properties, thirteen midscale lodging properties, two industrial properties, and four multi-family properties.
Financing Activities
We successfully refinanced our 2012 maturities of approximately $671.4 million and placed debt on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. As of December 31, 2012, we had mortgage debt of approximately $5.9 billion and have a weighted average interest rate of 5.1% per annum. Our debt maturities for 2013 are $882.9 million.
Operating Results
We experienced organic growth in our lodging and multi-family segments as our same store net operating income results increased 6.7% and 9.2%, respectively, from the year ended December 31, 2011 to 2012. These increases are due to high occupancy and RevPAR and rental rate increases, in the lodging and multi-family segments, respectively. Our retail and industrial segments improved slightly due to maintaining occupancy rates and contractual rental rates. Our office segment remained unchanged as compared to the prior year with a stable occupancy rate.

The following table represents our same store net operating income for the years ended December 31, 2012 and 2011. Net operating income is calculated in Item 7 of this Annual Report on Form 10-K.

	2012 Net operating income	2011 Net operating income	Increase (decrease)	Increase (decrease)	Economic Occupancy as of December 31, 2012	Economic Occupancy as of December 31, 2011
Retail	$254,082	$250,385	$3,697	1.5%	93%	94%
Lodging	169,532	158,817	10,715	6.7%	73%	72%
Office	132,229	132,050	179	0.1%	93%	93%
Industrial	77,094	75,988	1,106	1.5%	97%	98%
Multi-family	46,949	42,984	3,965	9.2%	93%	93%
	$679,886	$660,224	$19,662	3.0%

In 2013, we expect similar increases in operating results compared to 2012 in our lodging and multi-family portfolios due to the growth projected in these segments. As occupancy rates increase close to peak levels in lodging and multi-family, the ability to increase rooms rates and rental rates, respectively, will help grow our revenue for each segment in 2013. We believe that our stable occupancy in our retail, office, and industrial portfolios will result in consistent operating performances in these segments.

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
Segment Data
We have five business segments: Retail, Lodging, Office, Industrial, and Multi-family. We evaluate segment performance primarily based on net operating income. Net operating income of the segments does not include interest expense, depreciation and amortization, general and administrative expenses, or interest and other investment income from corporate investments. The non-segmented assets include our cash and cash equivalents, investment in marketable securities, construction in progress, and investment in unconsolidated entities. Information related to our business segments, including a measure of profits or loss and revenues from external customers for each of the last three fiscal years and total assets for each of the last two fiscal years, is set forth in Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Significant Tenants
For the year ended December 31, 2012, we generated more than 18% of our rental revenue (excluding lodging, multi-family, and development properties) from two tenants, SunTrust Banks, Inc. and AT&T, Inc. SunTrust Banks, Inc. leases multiple properties that we own and that are located throughout the United States. These properties collectively generated approximately 10% of our rental revenue for the year ended December 31, 2012. For the year ended December 31, 2012, approximately 8% of our rental revenue was generated by three properties leased to AT&T, Inc.
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
Competition
The commercial real estate market is highly competitive. We compete for tenants in all of our markets with other owners and operators of commercial properties. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating income.

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

Employees
As of December 31, 2012, we have 88 full-time individuals employed primarily by our multi-family subsidiaries.
We do not employ our executive officers and they do not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of The Inland Group, Inc.’s affiliated entities, including our business manager, and are compensated by these entities, in part, for their services rendered to us. We do not reimburse the business manager for any compensation paid to persons serving as one of our executive officers or as an executive officer of the business manger or property managers. For the purposes of reimbursement, our secretary is not considered an “executive officer.”
We have entered into a business management agreement with Inland American Business Manager & Advisor, Inc. pursuant to which it serves as our business manager, with responsibility for overseeing and managing our day-to-day operations. We have also entered into property management agreements with each of our property managers. We pay fees to our business manager and our property managers in consideration for the services they perform for us pursuant to these agreements. Except as noted above, we also reimburse these entities for the expenses they incur in performing services for us including the compensation expenses for persons providing services to us.
Conflicts of Interest
Our governing documents require a majority of our directors to be independent. Further, any transactions between The Inland Group, Inc. or its affiliates, including our business manager and property managers, and us must be approved by a majority of our independent directors.
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
Seasonality
The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net operating income for the lodging segment. None of our other segments are seasonal in nature.
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
Risks Related to Our Business
Disruptions in the financial markets or economic conditions could adversely affect our ability to refinance or secure additional debt financing at attractive terms
Credit markets are subject to rapid changes from macro economic factors, including rising interest rates, perceptions of the overall health in the US economy and real estate in particular, and the health and regulatory environment in which our lenders operate and the overall availability of lending sources.
In addition, disruptions in the financial markets or economic conditions may negatively impact commercial real estate fundamentals which could have various negative impacts on the value of our investments including:

•	a decrease in the values of our investments in commercial properties, below the amounts paid for these investments; or

•
a decrease in revenues from our properties, due to lower occupancy and rental rates, which may make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

Our ongoing strategy depends, in part, upon future acquisitions, and we may not be successful in identifying and consummating these transactions.
Our long-term business strategic plan is to refine our diversified portfolio of assets and to focus on the retail, lodging, and student housing sectors. As we continue to execute on this strategy, we will rotate capital out of our other asset classes - such as multi-family, office and industrial - to enhance and expand our strategic holdings. There is no assurance we will be able to sell assets at acceptable prices or identify suitable replacement assets on satisfactory terms, if at all. We may also face delays in reinvesting net sales proceeds in new assets which would impact the return we earn on our assets.
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
In light of current market conditions and real estate values, we may face significant competition to acquire stabilized properties, or have to accept lease-up risk associated with properties that have lower occupancy. As market conditions and real estate values recover, more properties may become available for acquisition, but we can provide no assurances that these properties will meet our investment objectives or that we will be successful in acquiring these properties. If we are unable to acquire sufficient debt financing at suitable rates or at all, we may be unable to acquire as many additional properties as we anticipate.

Our ongoing strategy involves the disposition of properties; however, we may be unable to sell a property at acceptable terms and conditions, if at all.
As we execute on our long-term strategy we will rotate capital out of certain asset classes, such as multi-family, office and industrial to reinvest into retail, lodging or student housing. Besides executing on our strategy, it may make economic sense to sell properties in any asset class when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, or when the property has limited or no equity with a near-term debt maturity, or when a property has equity but the projected returns do not justify further investment, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. As we engage to sell these properties, general economic conditions along with property specific issues, such as vacancies, lease terminations and debt defeasance, may negatively affect the value of our properties and therefore reducing our return on the investment or prevent us from selling the property on acceptable terms. Real estate investments often cannot be sold quickly. As a result economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying our ability to sell our properties.

We are the subject of an ongoing investigation by the SEC and have received two related derivative demands by stockholders to conduct investigations. The SEC's investigation, the derivative demands, or both could have a material adverse impact on our business.
We have learned that the SEC is conducting a non-public, formal, fact-finding investigation (the “Investigation”) to determine whether there have been violations of certain provisions of the federal securities laws related to the business management fees, property management fees, transactions with affiliates, timing and amount of distributions paid to investors, determination of property impairments, and any decision regarding whether the Company might become a self-administered REIT.
Our business manager offered to the extent allowed by law or governmental regulation to reduce its business management fee in an aggregate amount necessary to reimburse us for any costs, fees, fines, or assessments, if any, that we may incur as a result of the pending Investigation, other than legal fees incurred by us or fees and costs otherwise covered by insurance. The business manager also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the Investigation. In the event that the business management agreement is terminated or expires in accordance with its terms prior to the conclusion of the pending Investigation or prior to us realizing the full benefit of the business manager's offer to reduce its business management fee in the event that we realize costs, fees, fines or assessments in connection with the Investigation, then we will be required to pay any such costs, fees, fines or assessments. In the event of a termination of the business management agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders and have a material adverse impact on our business and financial condition.
We have also received two related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the officers, the board of directors, the business manager, and the affiliates of the business manager (the “Inland American Parties”) breached their fiduciary duties to us in connection with the matters that we disclosed are subject to the Investigation. The first demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in the payment of fees to the business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. The second demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether we might become a self-administered REIT. A special litigation committee has been formed by the board to investigate the matters related to the Investigation and the Derivative Demands. That investigation is ongoing.
We cannot reasonably estimate the timing or outcome of either the Investigation or the investigation by the special litigation committee, nor can we predict whether or not any of these items may have a material adverse effect on our business. These items may cause us to incur significant legal expense, both directly and as the result of any indemnification obligations. In addition, the Investigation and the Derivative Demands may also divert management's attention from our ordinary business operations or may also limit our ability to obtain financing to fund our on-going operating requirements, which could cause our business to suffer. Adverse findings by the SEC or the special litigation committee, future litigation related thereto, or the incurrence of costs, fees, fines or penalties that are not reimbursed by our business manager by reducing its business management fee or reimbursed by insurance policies, could have a material adverse impact on our business.
We depend on our business manager and our property managers and may not find a suitable replacement if our business management agreement or the property management agreements are terminated.
Most of our officers and our staff are employees of the business manager. We rely on our business manager and our property managers, to design and implement our operating policies and strategies. The agreement with the business manager is terminable upon 60 days' notice by either party or whose term expires July 31, 2013. The agreement with the property manager has a term until December 31, 2013 and will extend for an additional eighteen months unless terminated on or before June 30, 2013. If we, or they, terminate the agreements~~,~~ or permit them to expire in accordance with their terms, we may not be able to execute our business plan and may suffer losses.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our business manager and property managers. If any of the key personnel of our business manager or property managers were to cease their affiliation with our business manager or property managers, respectively, our operating results could suffer. Further, we do not separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our business manager and property managers to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our business manager or property managers will be successful in attracting and retaining skilled personnel.
We may internalize or partially internalize our management functions and your interests could be diluted.
We may internalize some or all of the functions performed for us by our business manager and/or property managers and the method by which we could internalize these functions could take many forms. For example, we could acquire the business manager and/or property managers through a merger or by purchasing their stock or assets and the consideration we would pay may be cash, shares of our common stock or promissory notes. Issuing shares of common stock would reduce the percentage ownership of our existing stockholders and issuing notes or incurring debt could reduce our cash flow from operating activities or our ability to borrow additional funds.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims.
If we internalize some or all of our management functions, the nature of our costs will change.
If we internalize our management functions, we will likely become directly responsible for the expenses currently paid by the business manager or property manager. Although we currently reimburse our business manager and property managers for most of the general and administrative expenses they incur on our behalf, we cannot be certain that once we internalize these functions our costs will not be higher than the amounts would be if we did not internalize. Further, although we would no longer be required to pay fees for the functions that are internalized, we would expect to incur additional compensation and benefits costs of our officers that are now paid by our business manager and its affiliates and which we do not reimburse. We may also issue equity awards to officers, employees and consultants. Although we would expect that the total compensation and benefits paid to our executive officers will be less than the fees we no longer would have to pay, there is no assurance of this outcome.
If we internalize some or all of our management functions, we could have difficulty integrating these functions as a stand-alone entity, and we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing other difficulties. Such difficulties could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our business and properties.
There is no assurance that we will reach an agreement with our business manager or property managers on the terms of an internalization transaction.
Our business manager and property managers are not obligated to enter into an internalization transaction with us or to do so at any particular price. Our independent directors, as a whole, or a committee thereof, would have to negotiate the specific terms and conditions of any agreement or agreements to acquire these entities, including the actual purchase price. There is no assurance that we will be able to enter into an agreement with the business manager and/or property managers on mutually acceptable terms and in that case, we would have to seek alternative courses of actions to internalize our management functions.
If we seek to internalize our management functions, other than by acquiring our business manager and/or property managers, we could incur greater costs and lose key personnel.
We may decide to pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by acquiring our business manager and property managers. The costs that we would incur in this case are uncertain and may be substantial. In addition, certain key personnel of the business manager and/or property managers have employment agreements with those entities, which could restrict our ability to retain such personnel if we do not acquire the business manager and property managers. Further, we would lose the benefit of the experience of the business manager and property managers.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2012 we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
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

•	the relative illiquidity of real estate investments;

•	changing market demographics;

•	an inability to acquire and finance, or refinance, properties on favorable terms, if at all;

•	acts of God, such as earthquakes, floods or other uninsured losses;

•	changes or increases in interest rates and availability of financing locally or world-wide.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases. We have experienced these impacts in the last few years. There is no assurance that conditions will improve or that these impacts will not occur in the future.
We depend on tenants for our revenue, and accordingly, lease terminations, tenant default, and bankruptcies could adversely affect the income produced by our properties.
The success of our investments depends on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures and downsizings can affect the tenants of our office and industrial properties. Reduced consumer demand for retail products and services may affect the tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in their business that may weaken significantly their financial condition. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.
As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments when due, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, the expiration of existing leases without renewal, or the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.
As of December 31, 2012, approximately, 4%, 5%, 7% and 12% of our base rental income of our consolidated portfolio, excluding our lodging facilities, was generated by a certain property located in the Minneapolis, Dallas, Chicago and Houston metropolitan areas, respectively. Additionally, at December 31, 2012, forty-four of our lodging facilities, or approximately 50% of our lodging portfolio, were located in Washington D.C. and the ten eastern seaboard states ranging from Connecticut to Florida, including seven hotels in North Carolina and seventeen properties in Texas.
Two of our tenants generated a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.
For the year ended December 31, 2012, approximately 10% of our rental revenue was generated by over 400 retail banking properties leased to SunTrust Banks, Inc.. Also, for the year ended December 31, 2012, approximately 8% of our rental revenue was generated by three properties leased to AT&T, Inc. The leases for two of the AT&T properties, with approximately 1.7 million and 1.5 million square feet, expire in 2016 and 2017, respectively. As a result of the concentration of revenue generated from these properties, if either SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.
Leases representing approximately 5.8% of the rentable square feet of our retail, office, and industrial portfolio are scheduled to expire in 2013. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of December 31, 2012, leases representing approximately 5.8% of the 45,552,250 rentable square feet of our retail, office, and industrial portfolio were scheduled to expire in 2013 and an additional 5.9% of the square footage of our retail, office, and industrial portfolio was available for lease. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants.
We expect that, upon the expiration of leases at our properties, we may be required to provide rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to pay for significant leasing costs or tenant improvements in order to retain tenants whose leases are expiring and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to fund these expenditures. If we are unable to do so, or if capital is otherwise unavailable, we may be unable to fund the required expenditures. This could result in non-renewals by tenants upon expiration of their leases or the ability to attract new tenants, which would result in declines in revenues from operations.

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
Acts of God, such as earthquakes, floods or other uninsured losses may make us susceptible to adverse economic developments from the effects of these natural disasters in those areas.
Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by economic changes affecting the real estate markets in those areas. Adverse events such as hurricanes, floods, wildfires, earthquakes, blizzards or other natural disasters, could cause a loss of revenues at our real estate properties. Elements such as water, wind, hail, or fire damage can increase or accelerate wear on our properties' weatherproofing, and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these properties.
To qualify as a REIT, we must rely on third parties to operate our hotels.
To continue qualifying as a REIT, we may not, among other things, operate any hotel, or directly participate in the decisions affecting the daily operations of any hotel. Thus, we have retained third party managers to operate our hotel properties. We do not have the authority to directly control any particular aspect of the daily operations of any hotel, such as setting room rates. Thus, even if we believe our hotels are being operated in an inefficient or sub-optimal manner, we may not be able to require an immediate change to the method of operation. Our only alternative for changing the operation of our hotels may be to replace the third party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager. Certain of these agreements may not be terminated without cause, which generally requires fraud, misrepresentation and other illegal acts. Even if we terminate or replace any manager, there is no assurance that we will be able to find another manager or that we will be able to enter into new management agreements favorable to us. Any change of hotel management would disrupt operations, which could have an adverse material effect on our operating results and financial condition.
Conditions of franchise agreements could adversely affect us.
Our lodging properties are operated pursuant to agreements with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, Hyatt Corporation, and Wyndham Worldwide Corporation. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the particular franchisor's system. These standards are subject to change, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment.
These agreements also permit the franchisor to terminate the agreement in certain cases such as a failure to pay royalties and fees or to perform covenants continued in the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. If a franchise license terminates due to our failure to comply with the terms and conditions of the agreement, we may be liable to the franchisor for a termination payment. These payments vary. Also, these franchise agreements do not renew automatically. If we were to lose a franchise agreement, there is no assurance that we would be able to enter into an agreement with a different franchisor. Loss of a franchise agreement could have a material adverse effect on our results of operations and financial condition.
Actions of our joint venture partners could negatively impact our performance.
As of December 31, 2012 we had entered into joint venture agreements with nine entities to fund investment is in office, industrial/distribution, retail, lodging, and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $253.4 million. For the year ended December 31, 2012, we recorded income of $1.6 million and impairments and losses of $12.3 million associated with these ventures.
With respect to these investments, we are not in a position to exercise sole decision-making authority regarding the property, or the joint venture. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investing in real estate. For example, our venture partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current or former venture partners, which in some cases has resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our results of operations and forward condition. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on other aspects of our business. Our relationships with our venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.
Credit market disruptions and certain economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our development projects, including projects where we have notes receivable, or becoming bankrupt or insolvent.
We have invested in, and may continue to invest in, projects that are in various stages of pre-development and development. Investing in properties in pre-development or under development, and in lodging facilities in particular, which typically must be renovated or otherwise improved on a regular basis, including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. In many cases, developers may not have adequate capital to address downturns in the market. Further, the developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also other projects in which they are involved. A default by a developer in respect to one of our development project investments, or the bankruptcy, insolvency or other failure of a developer for one of these projects, may require that we determine whether we want to assume the senior loan, fund monies beyond what we are contractually obligated to fund, take over development of the project, find another developer for the project, or sell our interest in the project. Developer failures could give tenants the right to terminate pre-construction leases, delay efforts to complete or sell the development project and could ultimately preclude us from realizing our anticipated returns. These events could cause a decrease in the value of our development assets and compel us to seek additional sources of funding, which may or may not be available, in order to hold and complete the development project.
Generally, under bankruptcy law and the bankruptcy guarantees we have required of certain of our joint venture development partners, we may seek recourse from the developer-guarantor to complete our development project with a substitute developer partner. However, in the event of a bankruptcy by the developer-guarantor, we cannot provide assurance that the developer or its trustee will satisfy its obligations. The bankruptcy of any developer or the failure of the developer to satisfy its obligations would likely cause us to have to complete the development or find a replacement developer, which could result in delays and increased costs. We cannot provide assurance that we would be able to complete the development on terms as favorable as when we first entered into the project. If we are not able to, or elect not to, the development costs ordinarily would be charged against income for the then-current period if we determine our costs are not recoverable.
Sale leaseback transactions may be recharacterized in a manner unfavorable to us.
From time to time we have entered into a sale leaseback transaction where we purchase a property and then lease the property to the seller. These transactions could, however, be characterized as a financing instead of a sale in the case of the seller's bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be recharacterized as a joint venture. In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property.
Our investments in equity and debt securities have materially impacted, and may in the future materially impact, our results.
As of December 31, 2012, we owned investment in real estate related equity and debt securities with an aggregate market value of $327.7 million. For the year ended December 31, 2012, we realized gains on sale of securities of $4.3 million, impairments of $1.9 million, and gross unrealized losses of $2.0 million. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1)

limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein. In fact, many of the entities that we have invested in have reduced the dividends paid on their securities. The stock prices for some of these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss.
Any mortgage loans that we originate or purchase are subject to the risks of delinquency and foreclosure.
We may originate and purchase mortgage loans. Mortgage loans are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by an income-producing property depends primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. A property's net operating income can be affected by the any of the potential issues associated with real estate-related investments as discussed herein. We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
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
From time to time, the amount we pay for property taxes increases as either property values increase or assessment rates are adjusted. Increases in a property's value or in the assessment rate result in an increase in the real estate taxes due on that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease.
Uninsured losses or premiums for insurance coverage may adversely affect a stockholder's returns.
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

Terrorist attacks and other acts of violence or war may affect the markets in which we operate our operations and our profitability.
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
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of our hotels to generate operating income and therefore our ability to pay distributions. Additionally, increased economic volatility could adversely affect our tenants' ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices.
The cost of complying with environmental and other governmental laws and regulations may adversely affect us.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations (including those of foreign jurisdictions) relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations. Some of these laws and regulations may impose joint and several liabilities on tenants or owners for the costs of investigating or remediating contaminated properties. These laws and regulations often impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

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
Our properties generally are subject to the Americans With Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act's requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.
Risks Associated with Debt Financing
Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.
We have acquired, and may continue to acquire, real estate assets by using either existing financing or borrowing new monies. Our articles permit us to borrow up to 300% of our net assets. In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” (subject to certain adjustments) to our stockholders, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.
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
The terms and conditions contained in any of our loan documents may require us to maintain cash reserves; limit the aggregate amount we may borrow on a secured and unsecured basis; require us to satisfy restrictive financial covenants; prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination; restrict our leasing operations; or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In addition, secured lenders typically restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss
Interest-only indebtedness may increase our risk of default.
We have obtained, and continue to incur interest related to, interest-only mortgage indebtedness. During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we are required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we are unable to fund the lump-sum or balloon amount.
Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2012, approximately $1.3 billion of our total indebtedness bore interest at variable rates. Increases in interest rates on variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As fixed rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.
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
We typically finance a portion of the purchase price for each property that we acquire. However, to ensure that our offers are as competitive as possible, we generally do not enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for other purposes including funding operating costs or paying distributions to our stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.
Risks Related to Our Common Stock
Since Inland American shares are not currently traded on a national stock exchange, there is no established public market for our shares and you may not be able to sell your shares.
There is no established public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date. There is no assurance the board will pursue a listing or other liquidity event. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. If and when a listing occurs there is no guarantee you will be able to sell your common shares at a price equal to your initial investment value.
Our stockholders may not be able to sell some or all of their shares under our share repurchases program.
Our share repurchase program contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the funds we will use to repurchase shares pursuant to the program. Under the program, we may repurchase shares of our common stock, on a quarterly basis only, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). Our program does not permit us to accept shares for repurchase for any other reason, further, we are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $6.93 per share. Our obligation to repurchase any shares under the program is further conditioned upon our having sufficient funds available to complete the repurchase. For 2013, our board has reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. If the funds reserved for either category of repurchase under the program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth therein, we will repurchase the shares in the following order: (1) for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner's date of death; and (2) for hardship repurchases, we will repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder's shares. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Since the repurchase price is equal to our estimated per share value of our common stock, a stockholder may receive less than the amount of their investment in the shares. Moreover, our directors have the discretion to suspend or terminate the program upon 30 days' notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted.
The estimated value of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On December 19, 2012, we announced an estimated value of our common stock equal to $6.93 per share. As with any methodology used to estimate value, the methodology employed by our business manager and reviewed by Real Globe Advisors, LLC was based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles (or “GAAP”). Real properties are currently carried at their amortized cost basis in the Company's financial statements. The estimated value of our real estate assets used in our analysis does not necessarily represent the value we would receive or accept if the assets were marketed for sale. The market for commercial real estate can fluctuate and values are expected to change in the future. Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price. Moreover, the estimated per share value of the Company's common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company's loans and other costs that may be incurred, including any costs of sale of its assets. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.
We pay regular monthly cash distributions to our stockholders. However, there are many factors that can affect the availability and timing of cash distributions such as our ability to earn positive yields on our real estate assets, the yields on securities of other entities in which we invest, our operating expense levels, as well as many other variables. Our long-term portfolio strategy may also affect our ability to pay our cash distributions if we are not able to reinvest the capital we receive from our properties dispositions, in a reasonable amount of time, into assets that generate cash flow yields similar to or greater than the properties sold. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and will result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. In addition, from time to time, our business manager has determined, in its sole discretion, to either forgo or defer a portion of the business management fee, which has had the effect of increasing cash flow from operations for the relevant period because we have not had to use that cash to pay any fee or reimbursement which was foregone or deferred during the relevant period. For the year ended December 31, 2012, we paid our business manager a net business management fee of $39.9 million, or approximately 0.35% of our average invested assets on an annual basis, as well as an investment advisory fee of approximately $1.8 million, both of which together are less than the 1% fee that the business manager could have requested under the express terms of the business manager agreement. Our business manager did not forgo or defer any portion of its fee for the year ended December 31, 2012. There is no assurance that, in the future, our business manager will forgo or defer any portion of its business management fee. Further, we would need to use cash at some point in the future to pay any fee or reimbursement that is deferred. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), as well as proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from these sources or gains on sales of assets, we will have less money available for other uses, such as cash needed to refinance existing indebtedness or for the purchase of new assets.
Risks Related to Conflicts of Interest
There are conflicts of interest between us and affiliates of our sponsor that may affect our acquisition of properties and financial performance.
During the ten years ended December 31, 2012 our sponsor and Inland Private Capital Corporation (“IPCC”) sponsored, in the aggregate, three other REITs and 107 real estate exchange private placement limited partnerships and limited liability companies. Two of the REITs, Inland Diversified Real Estate Trust, Inc. and Inland Real Estate Income Trust, Inc., are managed by affiliates of our business manager. Inland Real Estate Corporation (or IRC) and Retail Properties of America, Inc., (or RPAI) are self-managed, but our sponsor and its affiliates continue to hold a significant investment in these entities. We may be seeking to buy real estate assets at the same time as certain of these other programs. Further, certain programs sponsored by our sponsor or IPCC own and manage the type of properties that we own, and in the same geographical areas in which we own them. Therefore, our properties may compete for tenants with other properties owned and managed by these other programs. Persons performing services for our property managers may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by these programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.

Our sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our business manager and our property managers.
We rely, to a great extent, on persons performing services for our business manager and property managers and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs previously sponsored by our sponsor. Some of these persons also have ownership interests in these affiliates. These individuals face competing demands for their time and service and may have conflicts in allocating their time between our business and assets and the business and assets of our sponsor, its affiliates and the other programs formed and organized by our sponsor. In addition, if another investment program sponsored by our sponsor decides to internalize its management functions, it may do so by hiring and retaining certain of the persons currently performing services for our business manager and property managers, and if it did so, would likely not allow these persons to perform services for us.
We do not have arm's-length agreements with our business manager, our property managers or any other affiliates of our sponsor.
None of the agreements and arrangements with our business manager, our property managers or any other affiliates of our sponsor was negotiated at arm's-length. These agreements may contain terms and conditions that are not in our best interest and would not otherwise be applicable if we entered into arm's length agreements with third parties.

Our business manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
We pay significant fees to our business manager, property managers and other affiliates of our sponsor for services provided to us. Most significantly, our business manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. Further, our property managers receive fees based on the gross income from properties under management. Other parties related to, or affiliated with, our business manager or property managers may also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our business manager to borrow more money than prudent to increase the amount we can invest or defer the sale of properties and distribution of proceeds to stockholders to increase management fees. Ultimately, the interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.
While we have developed our own internal acquisition staff, we utilize entities affiliated with our sponsor to identify real estate assets.
We continue to utilize Inland Real Estate Acquisitions, Inc. (“IREA”) and other affiliates of our sponsor to identify investment opportunities for us. Other public or private programs sponsored by our sponsor or IPCC also rely on these entities to identify potential investments. These entities have, in some cases, rights of first refusal or other pre-emptive rights to the properties that IREA identifies. Our right to acquire properties identified by IREA is subject to the exercise of any prior rights vested in these entities. We may not, therefore, be presented with opportunities to acquire properties that we otherwise would be interested in acquiring.
Risks Related to Our Organization and Structure

Stockholders have limited control over changes in our policies and operations.
Our board of directors determines our major policies, including our investment policies and strategies, and policies regarding financing, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders.
Stockholders' interest in us will be diluted if we issue additional shares.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our articles authorize us to issue up to 1.5 billion shares of capital stock, of which 1.46 billion shares are designated as common stock and 40 million are designated as preferred stock. Future issuances of common stock, including issuances through our distribution reinvestment plan (“DRP”), reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders are generally not entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in the book value and value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
Stockholders' returns may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register our company or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with regulation under the Investment Company Act with respect to capital structure (including the registered entity's ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would limit our ability to make certain investments and require us to significantly restructure our operations and business plan. The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.

We believe that neither we nor any subsidiaries we own fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we primarily engage in the business of investing in real property, through our wholly or majority owned subsidiaries, each of which has at least 60% of their assets in real property. The company conducts its operations, directly and through wholly or majority-owned subsidiaries, so that none of the company and its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act. Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities~~.~~, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We and our subsidiaries are primarily engaged in the business of investing in real property and, as such, fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also conduct our operations and the operations of our subsidiaries so that each complies with the 40% test.
Accordingly, we believe that neither we nor any of our wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments” and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity's assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.
We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff. The no-action positions are based on factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage-backed securities, other mortgage-related instruments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, we may limit our investments in these types of assets. The SEC or its staff may not concur with the way we classify our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) and may force us to re-evaluate our portfolio and our investment strategy. For example, on August 31, 2011 the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exemption (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company's “primary business.” To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to be free from registration and regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Sales may be required during adverse market conditions, and we could be forced to accept a price below that which we would otherwise consider acceptable. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Any such selling, acquiring or holding of assets driven by Investment Company Act considerations could negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.
If we or our subsidiaries were required to register as an investment company but failed to do so, we or the applicable subsidiary would be prohibited from engaging in our or its business, and criminal and civil actions could be brought against us or the applicable subsidiary. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for a stockholder's shares.
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
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Internal Revenue Code of 1986, as amended (the “Code”). We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT and/or the federal income tax consequences of our qualification as a REIT. If we were to fail to qualify as a REIT and did not qualify for certain statutory relief provisions:

•	we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•	we would be subject to federal, state and local income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless we qualify for certain statutory relief provisions;

•	we would have less cash to pay distributions to stockholders; and

•	we may be required to borrow additional funds or sell some of our assets in order to pay the corporate tax obligations we may incur as a result of being disqualified.

In addition, if we were to fail to qualify as a REIT, all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. stockholders who are taxed at individual rates would be taxed on our dividends at long-term capital gains rates of up to 20% and that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

We are seeking closing agreements with the Internal Revenue Service (the “IRS”) granting us relief for potential failures to satisfy certain REIT qualification requirements, and we may have to pay a significant penalty even if the IRS grants our requests.
A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Test”). We have identified certain distribution and stockholder reimbursement practices that may have caused certain dividends paid by the consolidated Inland American REIT and MB REIT (Florida), Inc. (“MB REIT”) to be treated as preferential dividends, which cannot be used to satisfy the 90% Distribution Requirement. We have also identified the ownership of certain assets by the Inland American REIT and MB REIT that may have violated a REIT qualification requirement that prohibits a REIT from owning "securities" of any one issuer in excess of 5% of the REIT's total assets at the end of any calendar quarter (the "5% Securities Test"). In order to provide greater certainty with respect to the qualification of the Inland American REIT and MB REIT as REITs for federal income tax purposes, management concluded that it was in our best interest and the best interest of our stockholders to request closing agreements from the Internal Revenue Service ("IRS") for both the Inland American REIT and MB REIT with respect to such matters. Accordingly, on October 31, 2012, MB REIT filed a request for a closing agreement with the IRS. Additionally, we filed a separate request for a closing agreement on behalf of the Inland American REIT on March 7, 2013.
We identified certain aspects of the calculation of certain dividends on MB REIT's preferred stock and also aspects of the operation of certain "set aside" provisions with respect to accrued but unpaid dividends on certain classes of MB REIT's preferred stock that may have caused certain dividends to be treated as preferential dividends. In the case of the Inland American REIT, management identified certain aspects of the operation of the dividend reinvestment plan and distribution procedures and also certain reimbursements of stockholder expenses that may have caused certain dividends to be treated as preferential dividends. If these practices resulted in preferential dividends, the Inland American REIT and MB REIT would not have satisfied the 90% Distribution Requirement and thus may not have qualified as REITs, which would result in substantial corporate tax liability for the years in which the Inland American REIT or MB REIT failed to qualify as REITs.
In addition, the Inland American REIT and MB REIT made certain overnight investments in bank commercial paper. While the Code does not provide a specific definition of “cash item”, we believe that overnight commercial paper should be treated as a “cash item”, which is not treated as a “security” for purposes of the 5% Securities Test. If treated as a "security", the bank commercial paper would appear to have represented more than 5% of the respective REIT's total assets at the end of certain calendar quarters. In the event this commercial paper is treated as a "security", we anticipate that we would be required to pay corporate income tax on the income earned with respect to the portion of the commercial paper that violated the 5% Securities Test.
We can provide no assurance that the IRS will accept the Inland American REIT's or MB REIT's closing agreement requests. Even if the IRS accepts those requests, the Inland American and MB REIT may be required to pay a penalty which could be significant.
To maintain REIT status, we may be forced to borrow funds or dispose of assets during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in our company.
To qualify as a REIT, we must distribute 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain) to our stockholders each year. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds or dispose of assets to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. Our inability to satisfy the distribution requirements with operating cash flow could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to find alternative sources of funding or risk losing our status as a REIT.
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

•	Our taxable REIT subsidiaries are subject to regular corporate federal, state and local taxes.

•	We will be subject to a 100% penalty tax on transactions with a taxable REIT subsidiary that are not conducted on an arm's-length basis.

Any of these taxes would decrease cash available for distributions to our stockholders.
The prohibited transactions tax may limit our ability to dispose of our properties.
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of a property. As part of our plan to refine our portfolio, we have selectively disposed of certain of our properties in the past and intend to make additional dispositions in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, not all of our past dispositions have qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal, state and local income taxation.
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the 90% Distribution Requirement, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For example, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying the 90% Distribution Requirement.
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
To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income such as rent. For the rent we receive under our lease to be treated as qualifying income for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. There are no controlling Treasury regulations, published rulings or judicial decisions involving leases with terms substantially the same as our hotel leases that discuss whether such leases constitute true leases for federal income tax purposes. We believe that all of our leases, including our hotel leases, will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If a significant portion of our leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests and each would likely lose its REIT status.
If MB REIT failed to qualify as a REIT, we would likely fail to qualify as a REIT.
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
Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Future legislation might result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock.
The taxation of dividends may adversely affect the value of our stock.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own interests in retail, lodging, office, industrial, and multi-family properties. As of December 31, 2012, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned an interest in 706 properties, excluding our lodging and development properties, located in 38 states and the District of Columbia. In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, own 88 lodging properties in 27 states and the District of Columbia. (Dollar amounts stated in thousands, except for revenue per available room, average daily rate and average rent per square foot).
General
The following table sets forth information regarding the ten largest individual tenants in descending order based on annualized rent paid in 2012 but excluding our lodging, multi-family, and development properties. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Average rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent includes rent abatements, lease inducements and straight-line rent GAAP adjustments. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

Tenant Name	Type	2012 Annualized Rental Income ($)	% of Total Income	Square Footage	% of Total Square Footage
SunTrust Banks, Inc.	Retail / Office	55,085	10.19%	2,234,163	5.21%
AT&T, Inc.	Office	44,327	8.20%	3,404,451	7.93%
Sanofi-Aventis	Office	18,034	3.34%	736,572	1.72%
United Healthcare Services	Office	17,532	3.24%	1,210,670	2.82%
C&S Wholesalers	Industrial	15,998	2.96%	3,031,295	7.06%
Atlas Cold Storage	Industrial	14,342	2.65%	1,896,815	4.42%
Stop N Shop	Retail	10,604	1.96%	601,652	1.40%
The Geo Group, Inc.	Industrial	9,850	1.82%	301,029	0.70%
Best Buy	Retail	9,033	1.67%	641,839	1.50%
Ross Dress for Less	Retail	8,717	1.61%	831,741	1.94%
The following sections set forth certain summary information about the character of the properties that we owned at December 31, 2012. Certain of the Company’s properties are encumbered by mortgages, totaling $5,894,443. Additional detail about the properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
Retail Segment
As of December 31, 2012, our retail segment consisted of 585 properties. Our retail segment is centered on 150 multi-tenant properties with an average of approximately 135,000 square feet of total space, located in stable communities, primarily in the southwest and southeast regions of the country. Our retail tenants are largely necessity-based retailers such as grocery and pharmacy, as well as moderate-fashion shoes and clothing retailers, and services such as banking. We own the following types of retail centers:

•
The majority of our single tenant retail properties are bank branches operated by SunTrust Banks, Inc. The bank branches typically offer a wide range of face-to-face or automated banking services to their customers and are often located on corners or out parcels. Typically, these tenants pay rents with contractual increases over time and bear virtually all expenses associated with operating the facility.

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

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our result of operations. Our multi-tenant retail business is not highly dependent on specific retailers or specific retail industries, which we believe shields the portfolio from significant revenue variances over time.
The following table reflects the types of properties within our retail segment as of December 31, 2012.

Retail Properties	Number of Properties	Total Gross Leasable Area (Sq.Ft.)	% of Economic Occupancy as of December 31, 2012	Total # of Financially Active Leases as of December 31, 2012	Sum of Annualized Rent ($)	Average Rent PSF ($)
Bank Branch	435	2,351,816	99%	434	58,045	24.98
Community & Neighborhood Center	101	9,762,429	92%	1,311	129,034	14.22
Power Center	49	10,150,058	92%	1,006	122,453	13.17
	585	22,264,303	93%	2,751	309,532	14.95

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($000)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2013	416	1,290,146	20,563	6.2%	6.6%	15.94
2014	327	2,083,316	29,716	10.1%	9.6%	14.26
2015	359	2,385,015	29,927	11.5%	9.7%	12.55
2016	320	1,932,328	27,408	9.3%	8.8%	14.18
2017	625	3,225,891	67,818	15.6%	21.9%	21.02
2018	289	2,214,786	38,989	10.7%	12.6%	17.60
2019	87	1,439,213	17,490	7.0%	5.6%	12.15
2020	64	996,004	13,782	4.8%	4.4%	13.84
2021	64	681,484	9,955	3.3%	3.2%	14.61
2022	61	865,229	12,107	4.2%	3.9%	13.99
Thereafter	139	3,584,419	42,499	17.3%	13.7%	11.86
	2,751	20,697,831	310,254	100%	100%	14.99
We have staggered our lease expirations so that we can manage lease rollover. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages approximately 9%. In 2017 and 2018, the percentage of leases expiring is higher than average. Of the leases expiring in 2017 and 2018, 52% and 44%, respectively, relate to our large portfolio of bank branches. We believe this is a manageable percentage of lease rollover.
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
We follow two practices common for REITs that own lodging properties: 1) association with national franchise organizations and 2) management of the properties by third-party hotel managers. We have aligned our portfolio with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Wyndham, Fairmont and Starwood Hotels. By entering into franchise agreements with these organizations, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through the franchisor (in this case, the organization) while the franchisee (in this case, us) pays only a fraction of the overall cost for these programs. We believe effective TV, radio, print, on-line, and other forms of advertisement are necessary to draw customers to our lodging facilities, thus, creating higher occupancy and rental rates, and increased revenue. Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems of the franchisor which we believe further bolsters occupancy and overall daily rental rates.

The majority of our lodging facilities and these franchise enterprises are classified in the “upscale” or “upper-upscale” lodging categories. The classifications are defined by Smith Travel Research, an independent provider of lodging industry statistical data. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations.

The following table reflects the types of properties within our lodging segment as of December 31, 2012.

Lodging Properties	Number of Properties	Number of Rooms	Average Occupancy for the Year ended December 31, 2012	Average Revenue Per Available Room for the Year ended December 31, 2012 ($)	Average Daily Rate for the Year 2012 ($)
Luxury	1	545	61%	94	153
Upper-Upscale	18	5,968	70%	102	145
Upscale	62	8,888	75%	93	125
Upper-Midscale	7	944	73%	86	119
	88	16,345	73%	95	132
Office Segment
Our investments in office properties largely represent assets leased to and occupied by either a diverse group of tenants or to a single tenant that fully occupies the leased space. Examples of our multi-tenant properties include Dulles Executive Plaza and Worldgate Plaza, both located in metropolitan Washington D.C., with space leased to high-technology companies and federal government contractors. Examples of our single tenant properties include three buildings leased and occupied by AT&T and located in three distinct US office markets—Chicago, Illinois, St. Louis, Missouri, and Cleveland, Ohio. In addition, our single tenant office portfolio includes bank offices leased on a net basis to SunTrust Banks, Inc., with locations in the east and southeast regions of the country.
The following table reflects the types of properties within our office segment as of December 31, 2012.

Office Properties	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	% of Economic Occupancy as of December 31, 2012	Total # of Financially Active Leases as of December 31, 2012	Sum of Annualized Rent ($)	Average Rent PSF ($)
Single-Tenant	31	7,416,539	95%	30	98,023	13.22
Multi-Tenant	11	2,809,961	88%	235	48,234	17.17
	42	10,226,500	93%	265	146,257	14.30

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2013	39	603,670	9,010	6.4%	6.1%	14.93
2014	47	165,344	2,513	1.7%	1.7%	15.20
2015	46	400,062	7,261	4.2%	4.9%	18.15
2016	37	2,563,098	39,216	27.0%	26.7%	15.30
2017	25	1,858,187	23,430	19.6%	16.0%	12.61
2018	23	519,760	11,082	5.5%	7.5%	21.32
2019	10	753,210	9,894	7.9%	6.7%	13.14
2020	5	425,102	3,971	4.5%	2.7%	9.34
2021	12	1,310,978	19,343	13.8%	13.2%	14.75
2022	6	100,669	2,178	1.1%	1.5%	21.63
Thereafter	15	786,817	18,964	8.3%	12.9%	24.10
	265	9,486,897	146,861	100%	100%	15.48
The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages approximately 9%. In 2016 and 2017, 61% and 69%, respectively, of the lease expirations relate to two properties leased by AT&T. In 2016, the lease expires for a property with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market. In 2017, the lease expires for a property with approximately 1.5 million square feet, occupied by AT&T in St. Louis, Missouri. We believe this is a manageable percentage of lease rollover.
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
The following table reflects the types of properties within our industrial segment as of December 31, 2012.

Industrial Properties	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	% of Economic Occupancy as of December 31, 2012	Total # of Financially Active Leases as of December 31, 2012	Sum of Annualized Rent ($)	Average Rent PSF ($)
Distribution Center	32	10,385,577	96%	35	48,914	4.71
Specialty Distribution Center	11	1,896,815	100%	11	14,342	7.56
Charter Schools	8	321,710	100%	8	6,940	21.57
Correctional Facilities	2	457,345	100%	2	11,995	26.23
	53	13,061,447	97%	56	82,191	6.48

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2013	5	747,458	4,651	5.9%	5.7%	6.22
2014	4	454,423	2,563	3.6%	3.1%	5.64
2015	4	885,506	3,749	7.0%	4.6%	4.23
2016	4	1,367,801	4,877	10.8%	6.0%	3.57
2017	4	888,749	5,162	7.0%	6.3%	5.81
2018	1	175,052	646	1.4%	0.8%	3.69
2019	1	43,500	130	0.3%	0.2%	2.99
2020	1	301,029	9,850	2.4%	12.1%	32.72
2021	4	1,049,486	5,849	8.3%	7.2%	5.57
2022	8	2,402,681	15,253	19.0%	18.7%	6.35
Thereafter	20	4,361,306	28,972	34.4%	35.5%	6.64
	56	12,676,991	81,701	100%	100%	6.44
The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages approximately 7%. We believe this is a manageable percentage of lease rollover.

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
Our student housing portfolio consists of residential and mixed-use communities close to university campuses and in urban infill locations. The student housing properties are high-end properties with amenities such as fitness centers, swimming pools, multimedia lounges, and sports courts. Most of the properties are marketed under the "University House" brand. We are increasing the size of our student housing portfolio through acquisitions and developments. In 2012, we acquired two properties and placed-in-service two properties. The properties are leased on a per bed basis rather than per unit.
The following table reflects the types of properties within our multi-family segment as of December 31, 2012.

Multi-family Properties	Number of Properties	Total Units / Beds	% of Economic Occupancy as of December 31, 2012	Total # of Units/ Beds Occupied	Rent per Unit/ Bed ($)
Conventional (units)	17	5,311	90%	4,776	$992
Student Housing (beds)	9	5,212	94%	4,887	$680
	26
Item 3. Legal Proceedings

As previously disclosed, the SEC is conducting a non-public, formal, fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws regarding our business manager fees, property management fees, transactions with our affiliates, timing and amount of distributions paid to our investors, determination of property impairments, and any decision regarding whether we might become a self-administered REIT. We have not been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC.

We cannot reasonably estimate the timing of the investigation, nor can we predict whether or not the investigation might have a material adverse effect on our business.

Inland American Business Manager & Advisor, Inc. has offered to reduce its business management fee in an aggregate amount necessary to reimburse the Company for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by the Company, or fees and costs otherwise covered by insurance. The business manager also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the SEC investigation. On May 4, 2012, Inland American Business Manager & Advisor, Inc. forwarded a letter to the Company that memorializes this arrangement.

A copy of Inland American Business Manager & Advisor, Inc.’s letter to the Company regarding these items was filed on May 7, 2012 with our Quarterly Report on Form 10-Q as of March 31, 2012 and is filed herewith as Exhibit 10.10.

We have also received two related demands by stockholders to conduct investigations regarding claims that the officers, the board of directors, the business manager, and the affiliates of the business manager (the "Inland American Parties")breached their fiduciary duties to us in connection with the matters that we disclosed are subject to the SEC investigation. The first demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in the payment of fees to the business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. The second demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether we might become a self-administered REIT. There has been no lawsuit filed, however, with regard to these matters.

The full Board of Directors has responded by authorizing the independent directors to investigate the claims contained in the demand letters, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC investigation.  Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate.  The special litigation committee intends to investigate these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

We published an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on “best efforts” offerings to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”).  On December 19, 2012, we announced an estimated value of our common stock equal to $6.93 per share.

To estimate our per share value, our Business Manager relied this year solely on the net asset valuation method. Our Business Manager began its analysis by estimating the value of the Company's real properties using a discounted cash flow of projected net operating income less capital expenditures for each property, for the ten-year period ending December 31, 2022.  In this analysis, the Business Manager used a range of discount rates and exit capitalization rates for similar property types and that the Business Manager believed fell within ranges that would be used by similar investors to value the Company's real properties.  The Business Manager then applied a sensitivity analysis to create a range of values and recommended a share value number within that range, based upon a variety of facts and assumptions related to, among other things, the nature of our operations, the markets in which our properties are located, and the general economic conditions in the United States. External factors relied upon by our Business Manager to recommend a share price above the mid-point of the net asset valuation range included trends showing declines in capitalization rates in retail and industrial segments, as well as the overall improving economic conditions relative to real estate.  Our Business Manager tempered its share price calculation, however, based on uncertainties in the overall economy, including the fiscal cliff and current debt crisis.

To arrive at the total asset value, the Business Manager added the value of other assets and investments, such as cash, marketable securities, joint ventures and land held for developments, to the value of the real properties described above. From total asset value, the Business Manager then subtracted the total fair value of the Company's debt.  This value was then divided by the number of shares outstanding as of December 1, 2012 to arrive at a per share estimated value.

The Business Manager believes that the net asset value method used to estimate the per share value of our common stock and our assets and liabilities is the most commonly used valuation methodology for a non-listed REIT.  The value of our real estate assets reflects an overall decline from original purchase price plus post-acquisition capital investments of 14%.  We believe that the assumptions used to estimate value are within the ranges used by sellers of similar properties including joint venture and development assets.   The estimated value may not, however, represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles (or “GAAP”).  Real properties are currently carried at their amortized cost basis in the Company's financial statements.  The estimated value of our real estate assets did not necessarily represent the value we would receive or accept if the assets were marketed for sale.  The market for commercial real estate can fluctuate and values are expected to change in the future.  Further, the estimated per share value of the Company's common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company's loans and other costs that may be incurred, including any costs of sale of its assets.

As with any methodology used to estimate value, the methodology employed by our Business Manager was based upon a number of estimates and assumptions that may not be accurate or complete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share.  The estimated per share value established by us represents neither the fair value according to GAAP of our assets less liabilities, nor the amount that our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he or she tried to sell his or her shares or if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

The estimated value per share was accepted by our board on December 18, 2012 and reflects the fact that the estimate was calculated at a moment in time.  The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets.  We currently expect to update our estimated value per share no later than December 31, 2013.  Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Share Repurchase Program
Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board later adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012. Our board subsequently adopted a Second Amended and Restated Share Repurchase Program, which became effective as of February 1, 2012 (the “Second Amended Program”).
Under the Second Amended Program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to

$6.93 per share. Our obligation to repurchase any shares under the Second Amended Program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the Second Amended Program exceed 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. For any calendar quarter, if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit, repurchases for death will take priority over any hardship repurchases, in each case in accordance with the procedures, and subject to the funding limits, described in the Second Amended Program and summarized herein.
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

The Second Amended Program will immediately terminate if our shares are approved for listing on any national securities exchange. We may amend or modify any provision of the Second Amended Program, or reject any request for repurchase, at any time at our board’s sole discretion.
The table below outlines the shares of common stock we repurchased pursuant to the Second Amended Program during the three months ended December 31, 2012:

As of month ended,	Total Number of Share Requests (2)	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2012 (3)	—	1,380,980	$7.22	1,380,980	(1)
November 2012	—	—	N/A	—	(1)
December 2012 (4)	1,334,524	—	N/A	—	(1)

(1)
A description of the Second Amended Program, including the date that the program was amended, the dollar amount approved, the expiration date and the maximum number of shares that may be purchased thereunder is included in the narrative preceding this table.

(2)	Beginning in April 2012, shares were repurchased in the subsequent quarter that share requests were received.

(3)	There were 1,380,980 share requests outstanding as of the month ended September 30, 2012, which were repurchased in October 2013 at a price of $7.22 per share.

(4)	All share requests outstanding as of the month ended December 31, 2012 were repurchased in January 2013 at a price of $6.93 per share.
Stockholders
As of March 1, 2013, we had 185,430 stockholders of record.
Distributions
We have been paying monthly cash distributions since October 2005. During the years ended December 31, 2012 and 2011, we declared cash distributions, which are paid monthly in arrears to stockholders, totaling $440.0 million and $429.6 million, respectively, in each case equal to $0.50 per share on an annualized basis. During the years ended December 31, 2012 and 2011, we paid cash distributions of $439.2 million and $428.7 million, respectively. For Federal income tax purposes for the years ended December 31, 2012 and 2011, 87% and 62% of the distributions paid constituted a return of capital in the applicable year.

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

Notification Regarding Payments of Distributions
Shareholders should be aware that the method by which a shareholder has chosen to receive his or her distributions affects the timing of the shareholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:

(1) those shareholders who have chosen to receive their distributions via ACH wire transfers receive their distributions on the distribution payment date (as determined by our Board of Directors);

(2) those shareholders who have chosen to receive their distributions by paper check are typically mailed those checks on the distribution payment date, but sometimes paper checks are mailed on the day following the distribution payment date; and

(3) for those shareholders holding shares through a broker or other nominee, the distributions payments are wired, or paper checks are mailed, to the broker or other nominee on the day following the distribution payment date.

All shareholders who hold shares directly in record name may change at any time the method through which they receive their distributions from our transfer agent, and those shareholders will not have to pay any fees to us or our transfer agent to make such a change. Also, all shareholders are eligible to participate at no cost in our DRP. Accordingly, each shareholder may select the timing of receipt of distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the distributions. Because all shareholders may elect to have their distributions sent via ACH wire on the distribution payment date or credited on the distribution payment date to their DRP, we will treat all of our shareholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for federal income tax purposes.

Shareholders who hold shares directly in record name and who would like to change their distribution payment method should complete a “Change of Distribution Election Form.” Also, shareholders who would like to participate in our DRP should complete the “Change of Distribution Election Form.” The form is available on our website under “Investor Relations-Forms.”

We note that the payment method for shareholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for shareholders who hold shares in a tax-deferred account, such as an IRA, is generally determined by the custodian for the account. Shareholders that currently hold shares through a broker or other nominee and would like to receive distributions via ACH wire or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, shareholders who hold shares in a tax deferred account may need to hold shares outside of their tax-deferred accounts to change the method through which they receive their distributions. Shareholders who hold shares through a tax-deferred account and who would like to change the method through which they receive their distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax-deferred account.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2012.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	29,000	$8.87	46,000
Equity compensation plans not approved by security holders	—	$—	—
Total:	29,000	$8.87	46,000
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

	As of and for the year ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$10,759,884	$10,919,190	$11,391,502	$11,328,211	$11,136,866
Mortgages, notes and margins payable, net	$6,006,146	$5,902,712	$5,532,057	$5,085,899	$4,437,997
Operating Data:
Total income	$1,437,395	$1,227,873	$1,094,696	$1,058,574	$965,274
Total interest and dividend income	$23,386	$22,860	$33,068	$55,161	$77,997
Net loss attributable to Company	$(69,338)	$(316,253)	$(176,431)	$(397,960)	$(365,178)
Net loss per common share, basic and diluted	$(0.08)	$(0.37)	$(0.21)	$(0.49)	$(0.54)
Common Stock Distributions:
Distributions declared to common stockholders	$440,031	$429,599	$417,885	$405,337	$418,694
Distributions per weighted average common share	$0.50	$0.50	$0.50	$0.51	$0.62
Funds from Operations:
Funds from operations (a)	$476,714	$443,459	$321,828	$142,601	$140,064
Cash Flow Data:
Cash flows provided by operating activities	$456,221	$397,949	$356,660	$369,031	$384,365
Cash flows used in investing activities	$(118,162)	$(286,896)	$(380,685)	$(563,163)	$(2,484,825)
Cash flows provided by (used in) financing activities	$(335,443)	$(160,597)	$(208,759)	$(250,602)	$2,636,325
Other Information:
Weighted average number of common shares outstanding, basic and diluted	879,685,949	858,637,707	835,131,057	811,400,035	675,320,438

(a)
We consider “Funds from Operations, or “FFO” a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as FFO, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on depreciable property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, these impairment charges are added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		Year ended December 31,
		2012	2011	2010
Funds from Operations:
	Net loss attributable to Company	$(69,338)	$(316,253)	$(176,431)
Add:	Depreciation and amortization related to investment properties	438,755	439,077	443,100
	Depreciation and amortization related to investment in unconsolidated entities	48,840	63,645	43,845
	Provision for asset impairment	77,348	28,967	—
	Provision for asset impairment included in discontinued operations	5,968	134,673	47,529
	Impairment of investment in unconsolidated entities	9,365	113,621	11,239
	Impairment reflected in equity in earnings of unconsolidated entities	470	16,739	10,710
	Gain on sale of property reflected in net income attributed to noncontrolling interest	5,439	—	—
	Loss from sales of investment in unconsolidated entities	2,957	—	—
Less:	Gains from property sales and transfer of assets	40,691	16,510	55,412
	Gains from property sales reflected in equity in earnings of unconsolidated entities	2,399	11,141	242
	Gains from sales of investment in unconsolidated entities	—	7,545	—
	Noncontrolling interest share of depreciation and amortization related to investment properties	—	1,814	2,510
	Funds from operations	$476,714	$443,459	$321,828
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Loss or significant non-cash items from the periods presented (in thousands):

	Year ended December 31,
	2012	2011	2010
Gain on conversion of note receivable to equity interest	$—	$(17,150)	$—
Payment from note receivable previously impaired	$—	$(2,422)	$—
Impairment of notes receivable	$—	$—	$111,896
Impairment on securities	$1,899	$24,356	$1,856
(Gain) loss on consolidation of an investment	$—	$—	$(433)
Straight-line rental income	$(11,010)	$(13,841)	$(17,705)
Amortization of above/below market leases	$(2,271)	$(1,326)	$(433)
Amortization of mark to market debt discounts	$6,488	$7,973	$6,203
Gain on extinguishment of debt	$(9,478)	$(10,848)	$(19,227)
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	$(2,176)	$—	$—
Acquisition Costs	$1,644	$1,680	$1,805

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
The following discussion and analysis relates to the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.
Overview
We continue to maintain a sustainable distribution rate funded by our operations. In 2012, we began disposing of assets we determined less strategic and reinvesting the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders. For our existing portfolio, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.
On a consolidated basis, essentially all of our revenues and cash flows from operations for the year ended December 31, 2012 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.
In 2012, we saw total net operating income increase from $678.5 million to $756.4 million for the year ended December 31, 2011 to 2012. The increase of $77.9 million or 11.5% was due to same store net operating income increase of approximately 3.0% or $19.7 million, significantly resulting from our increased lodging and multi-family operating performance. The remainder of the increase is a result of a full year of operations of the retail and lodging properties acquired in late 2011 and the property performance for the lodging properties acquired in early 2012.

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
During 2013, we will continue to execute on our strategy of disposing less strategic assets and deploying the capital into segments we believe have opportunity for higher performance, which are multi-tenant retail, lodging, and student housing. While we believe we will continue to see overall same store operating performance increases in 2013, we could see an increase in disposition activity in 2013. This disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to our reinvestment in other properties or used to repurchase our shares as the proceeds from disposition will be held in cash pending reinvestment.
We expect to see increased same store operating performance in our lodging and multi-family segments in 2013. The lodging industry is expected to have positive growth for 2013 and the rental growth is projected to continue for the multi-family properties in 2013. Our retail, office and industrial portfolios are expected to maintain high occupancy and have limited lease rollover in the next three years. We believe the retail and industrial segments same store income will be consistent with 2012 results. We do expect to see lower income in the office segment compared to 2012 results. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2013. We believe we will be maintain our cash distribution in 2013 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the years ended December 31, 2012, 2011 and 2010. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire years ended December 31, 2012 and 2011 and December 31, 2011 and 2010, respectively, are referred to herein as “same store” properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Comparison of the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net loss attributable to Company	(69,338)	(316,253)	(176,431)
Net loss, per common share, basic and diluted	(0.08)	(0.37)	(0.21)
Our net loss decreased from the years ended December 31, 2011 to 2012 primarily due to a decrease in one-time impairment charges to unconsolidated entities and to various properties for the year ended December 31, 2012 compared to 2011. Additionally, operating income increased from same store growth as our lodging and multi-family operating performance increased and from a full year of operations for retail and lodging properties acquired in late 2011 and early 2012.
Our net loss increased from the years ended December 31, 2010 to 2011 primarily due to an increase in one-time impairment charges to unconsolidated entities and to various properties for the year ended December 31, 2011 compared to 2010. This was offset by an increase in operating income for the year ended December 31, 2011 due to a full year of operations for properties acquired in 2011 and 2010, as well as one-time impairment charges to notes receivables for the year ended December 31, 2010.
A detailed discussion of our financial performance is outlined below.

Operating Income and Expenses:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	2012 Increase (decrease) from 2011	2011 Increase (decrease) from 2010
Income:
Rental income	$622,954	$594,946	$560,350	$28,008	$34,596
Tenant recovery income	98,770	90,213	85,263	8,557	4,950
Other property income	15,244	16,462	14,544	(1,218)	1,918
Lodging income	700,427	526,252	434,539	174,175	91,713
Operating Expenses:
Lodging operating expenses	454,417	335,372	275,398	119,045	59,974
Property operating expenses	128,096	127,676	119,005	420	8,671
Real estate taxes	98,495	86,292	80,370	12,203	5,922
Provision for asset impairment	77,348	28,967	—	48,381	28,967
General and administrative expenses	36,814	31,032	36,665	5,782	(5,633)
Business management fee	39,892	40,000	36,000	(108)	4,000
Property Income and Operating Expenses
Rental income for non-lodging properties consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, other property, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Tenant recovery income generally fluctuates correspondingly with property operating expenses and real estate taxes. Other property income for non-lodging properties consists of lease termination fees and other miscellaneous property income. Property operating expenses for non-lodging properties consist of regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable from the tenant).

•
There was a modest increase in property revenues in the year ended December 31, 2012 compared to 2011. The increase was a result of the full year of operations for the seven properties added in 2011. Same store consolidated property revenues amounted to $692,777 in 2012 and $684,011 in 2011, which resulted in a 1.3% increase. Comparatively, same store operating expenses were $206,801 in 2012 and $205,279 in 2011, an increase of 1.4%.

•
The increase in property revenues in the year ended December 31, 2011 compared to 2010 was again due to a full year of operations for properties acquired in 2011 and 2010. Same store consolidated property revenues amounted to $590,186 in 2011 compared to $590,259 in 2010, which was less than a 1% change. In correlation, same store property operating expenses amounted to $177,419 in 2011 compared to $179,940 in 2010, which was a 1% change.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through sales of rooms and associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
The $174,175 increase in lodging operating income for the year ended December 31, 2012 compared to 2011 was a result of the addition of hotels acquired in 2012 as well as an increase in our same store properties' performance. We acquired five hotels in the first quarter of 2012 and were able to obtain nine months of operating performance. This accounted for approximately $148,305 of the increase. The remaining $25,870 of the increase was due to improved same store revenues. The addition of upper upscale properties to our portfolio resulted in higher operating costs. The increase in lodging expenses of $119,045 (35%) for 2012 was directly correlated to the percentage increase in revenues (33%).

•
Lodging income increased in the year ended December 31, 2011 primarily due to a full year of operations reflected in 2011 for hotels acquired in 2010 in addition to 2011 acquisition of three hotels. In general, the economy was better in 2011 than in prior years which contributed to the increase in hotel performance. As expected, lodging operating expense increased correspondingly to lodging income.

Provision for Asset Impairment

•
For the year ended December 31, 2012, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $77,348 for continuing operations and $5,968 for discontinued operations, to reduce the book value of certain investment properties to their fair values.

•
For the years ended December 31, 2011 and 2010, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $28,967 and $0 in continuing operations, respectively, to reduce the book value of certain investment properties to their new fair values. We disposed of many of the properties impaired in 2011 and 2010 by December 31, 2012. The related impairment charges of $134,673 and $47,529, respectively, are reflected in discontinued operations.

General Administrative Expenses and Business Management Fee
After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. Once we have satisfied the minimum return on invested capital, the amount of the actual fee paid to the business manager is requested by the business manager and approved by the board of directors up to the amount permitted by the agreement.

•
We incurred a business management fee of $39,892, $40,000 and $36,000, which is equal to 0.35%, 0.35%, and 0.32% of average invested assets for the years ended December 31, 2012, 2011 and 2010, respectively.

•
The increase in general and administrative expenses for the year ended December 31, 2012 compared to 2011 was primarily a result of an increase in legal costs and an increase in salary expense as a result of a shift in personnel from our property managers to our business manager. For the year ended December 31, 2011, the decrease in general and administrative expenses was primarily a result of a reduction in legal and consulting costs compared to 2010, specifically due to the Lauth settlement and restructure and foreclosure of the Stan Thomas note.

Non-Operating Income and Expenses:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	2012 Increase (decrease) from 2011	2011 Increase (decrease) from 2010
Non-operating income and expenses:
Other income	$2,710	$19,145	$3,095	$(16,435)	$16,050
Interest expense	(306,047)	(295,447)	(271,360)	10,600	24,087
Equity in income (loss) of unconsolidated entities	1,998	(12,802)	(18,684)	14,800	5,882
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(12,322)	(106,023)	(11,239)	(93,701)	(94,784)
Realized gain, (loss) and (impairment) on securities, net	4,319	(16,219)	21,073	20,538	(37,292)
Income (loss) from discontinued operations, net	51,981	(95,012)	27,041	146,993	(122,053)
Other Income

•
The significant decrease in other income for the year ended December 31, 2012 was primarily due to the gain recognized on the conversion of a note receivable to equity of $17,150 in an unconsolidated entity for the year ended December 31, 2011.

Interest Expense

•
The increase in interest expense for the year ended December 31, 2012 compared to 2011 was primarily due to the principal amount of mortgage debt financings during 2012 which increased from $5,812,595 to $5,894,443. The increase in interest expense in 2011 over 2010 is a result of the increase in the principal amount of mortgage debt from $5,508,668 to $5,812,595 as well as a $6,362 amortization of a mark to market mortgage discount as a result of two property loans totaling $43,236 being in default, from 2010. Our weighted average interest rate on outstanding debt was 5.1%, 5.2%, and 5.1% per annum for the years ended December 31, 2012, 2011 and 2010, respectively.

Equity in Income (Loss) of Unconsolidated Entities

•
For the year ended December 31, 2012, the equity in income of unconsolidated entities in 2012 was largely a result of a $4,575 gain from our share of property sales and debt extinguishment in two unconsolidated entities offset by an impairment charge recognized by one unconsolidated entity of which our portion was $470.

•
For the year ended December 31, 2011, the equity in loss of unconsolidated entities was largely a result of impairment charges recognized by two unconsolidated entities of which our portion was a $16,739, offset by a $11,141 gain from our share of property sales in two unconsolidated entities.

•	For the year ended December 31, 2010, the equity in loss of unconsolidated entities reflects impairments recognized by one unconsolidated entity of which our portion was $10,710.
Gain, (Loss) and (Impairment) of Investment in Unconsolidated Entities, net

•
For the year ended December 31, 2012, we recorded an impairment of $9,365 on our investment in unconsolidated entities related to the Net Lease Strategic Assets Fund LP joint venture, DR Stephens joint venture, and a lodging joint venture. Additionally, we recorded losses on the sales of 100% of our equity in the Net Lease Strategic Assets Fund LP joint venture of $1,556 and a lodging joint venture of $1,401.

•
For the year ended December 31, 2011, we recorded an impairment of $113,621 on our investment in unconsolidated entities related to the Net Lease Strategic Assets Fund LP joint venture. The impairment was offset by a $7,545 gain on our investment in unconsolidated entities due to the sale of 100% of our equity in the NRF Healthcare LLC joint venture.

•	For the year ended December 31, 2010, we recorded an impairment of $11,239 on our investment in unconsolidated entities related to a retail development center and two lodging developments.
Realized Gain, (Loss) and (Impairment) on Securities, net

•	For the year ended December 31, 2012, there was a $1,899 impairment charge for equity securities offset by a $6,218 net realized gain.

•	For the year ended December 31, 2011, the loss was primarily due to a $24,356 impairment charge on equity securities, which was offset by an $8,137 realized gain.

•	For the year ended December 31, 2010, the loss was primarily due to a $1,857 impairment charge on equity securities, which was offset by an $22,930 realized gain.
Discontinued Operations

•
For the year ended December 31, 2012 we recorded income of $51,981 from discontinued operations, which primarily included a gain on sale of properties of $38,516, a gain on extinguishment of debt of $9,478, a gain on transfer of assets of $2,175, and provision for asset impairment of $5,968.

•
For the year ended December 31, 2011, we recorded loss of $95,012 from discontinued operations, which primarily included a gain on sale of properties of $11,964, a gain on extinguishment of debt of $10,848, a gain on transfer of assets of $4,546, and provision for asset impairment of $134,673.

•
For the year ended December 31, 2010, we recorded income of $27,041 from discontinued operations, which primarily included a gain on sale of properties of $55,412, a gain on extinguishment of debt of $19,227, and a provision for asset impairment of $47,529.

Segment Reporting
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 765 and 728 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2012 and 2011 and December 31, 2011 and 2010, respectively, and are referred to herein as “same store” properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2012, 2011 and 2010. The rental rates reflected in retail, office, industrial, and multi-family are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. For the year ended December 31, 2012, these costs associated with leasing space were not material. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

Retail Segment
The composition of our retail segment has changed from 2010 to 2012 as we, over the three year period, acquired thirty-two multi-tenant retail properties. The non-same store net operating income increased from $7,898 to $24,181 for the year ended December 31, 2011 compared to 2012. This was a result of the full operations of properties acquired in the second half of 2011. Additionally, we disposed of 146 properties, including 142 retail bank branches. The net operating income associated with these properties is reflected in discontinued operations on the consolidated statement of operations and other comprehensive income. We anticipate continuing to divest in the remaining bank branches, which are mainly SunTrust Banks, Inc.

Our retail segment net operating income on a same store basis grew slightly for the year ended December 31, 2012 compared to the year ended December 31, 2011 up 1.5%, or $254,082 from $250,385, respectively. This was a result of the strong same store economic occupancy percentage of 93% and 94% for 2012 and 2011, respectively and comparable lease rates year to year. Also, in 2012, same store property operating expenses decreased $1,751 or 3.0%, which was due to decreased property management fees and snow removal costs. Tenant recovery income increased on a same store basis by $2,637 or 4.5% because of increased real estate taxes, which are fully recoverable. We expect our same store net operating income to have a slight increase in the coming year.

	Total Retail Properties
	As of December 31,
	2012	2011	2010
Retail Properties
Physical occupancy	92%	93%	93%
Economic occupancy	93%	94%	94%
Rent per square foot	$14.95	$14.77	$14.81
Investment in properties, undepreciated	$4,134,874	$4,234,336	$3,926,395

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire years ended December 31, 2012 and 2011.

Retail	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental Income	$274,976	$27,347	$302,323	$273,119	$11,330	$284,449	$1,857	0.7%	$17,874	6.3%
Straight Line Income	5,392	441	5,833	7,108	(174)	6,934	(1,716)	(24.1)%	(1,101)	(15.9)%
Tenant Recovery Income	61,648	6,963	68,611	59,011	4,022	63,033	2,637	4.5%	5,578	8.8%
Other Property Income	5,088	127	5,215	5,124	90	5,214	(36)	(0.7)%	1	—%
Total Revenues	$347,104	$34,878	$381,982	$344,362	$15,268	$359,630	$2,742	0.8%	$22,352	6.2%
Expenses:
Property operating expenses	$56,301	$6,659	$62,960	$58,052	$3,899	$61,951	$1,751	3.0%	$(1,009)	(1.6)%
Real estate taxes	36,721	4,038	40,759	35,925	3,471	39,396	(796)	(2.2)%	(1,363)	(3.5)%
Total operating expenses	$93,022	$10,697	$103,719	$93,977	$7,370	$101,347	$955	1.0%	$(2,372)	(2.3)%
Net operating income	$254,082	$24,181	$278,263	$250,385	$7,898	$258,283	$3,697	1.5%	$19,980	7.7%
Average occupancy for the period	93%	N/A	93%	94%	N/A	94%
Number of Properties	573	12	585	573	8	581

Comparison of Years Ended December 31, 2011 and December 31, 2010
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire years ended December 31, 2011 and 2010.

Retail	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$222,922	$61,527	$284,449	$219,855	$39,848	$259,703	$3,067	1.4%	$24,746	9.5%
Straight Line Income	6,534	400	6,934	8,963	(283)	8,680	(2,429)	(27.1)%	(1,746)	(20.1)%
Tenant recovery incomes	45,810	17,223	63,033	46,854	10,582	57,436	(1,044)	(2.2)%	5,597	9.7%
Other property income	4,180	1,034	5,214	3,728	1,036	4,764	452	12.1%	450	9.4%
Total revenues	$279,446	$80,184	$359,630	$279,400	$51,183	$330,583	$46	—%	$29,047	8.8%
Expenses:
Property operating expenses	$46,080	$15,871	$61,951	$44,417	$10,381	$54,798	$(1,663)	(3.7)%	$(7,153)	(13.1)%
Real estate taxes	28,038	11,358	39,396	28,307	5,781	34,088	269	1.0%	(5,308)	(15.6)%
Total operating expenses	$74,118	$27,229	$101,347	$72,724	$16,162	$88,886	$(1,394)	(1.9)%	$(12,461)	(14.0)%
Net operating income	$205,328	$52,955	$258,283	$206,676	$35,021	$241,697	$(1,348)	(0.7)%	$16,586	6.9%
Average occupancy for the period	94%	N/A	94%	94%	N/A	94%
Number of Properties	553	28	581	553	20	573

Lodging Segment
During 2012, we continued to execute our lodging portfolio strategy, to move out of certain midscale lodging assets and into more urban, full service properties by acquiring seven upper upscale lodging assets and disposing of thirteen midscale lodging assets. Refining the assets in our lodging portfolio coupled by the significant improvement in the lodging industry has driven the increase in our operating performance for this sector. Our total net operating income for lodging has increased from $136,959 to $167,318 to $214,910, for the years ended December 31, 2010, 2011 and 2012 respectively. In addition, revenue per available room ("RevPAR") grew 5.5% from $90 as of December 31, 2011 to $95 as of December 31, 2012 because the average daily rate ("ADR") grew 5.6% from $125 to $132 as well as occupancy increased from 72% to 73% for the same period.
Significant growth of RevPAR has occurred in the lodging industry since 2010. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues. The lodging industry has seen a recovery in business travelers and leisure transient and our operating managers have been able to push rates which has improved the performance of our lodging segment. On a same store basis, net operating income increased 6.7% for the years ended December 31, 2011 to December 31, 2012, from $158,817 to $169,532. The same store properties for the years ended December 31, 2010 and December 31, 2011 also had an increase in net operating income of 11.0%, from $130,662 to $145,044.
We are optimistic our lodging portfolio will continue its strong performance in 2013 with increases in RevPAR and ADR. We believe business and leisure travel is forecasted to remain strong in 2013 with leisure demand continuing to be active, but price sensitive and group travel demand to be flat although at a healthy level. We also expect supply growth to remain below historical levels for the next couple of years, which will also help support the fundamentals for the lodging segment. We believe our revenue per available room will increase consistent with industry expectations.

	Total Lodging Properties
	For the year ended December 31,
	2012	2011	2010
Lodging Properties
Revenue per available room	$95	$90	$84
Average daily rate	$132	$125	$119
Occupancy	73%	72%	70%
Investment in properties, undepreciated, as of December 31	$3,296,270	$2,711,281	$2,506,029
Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire years ended December 31, 2012 and 2011.

Lodging	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Lodging operating income	$517,438	$182,989	$700,427	$491,568	$34,684	$526,252	$25,870	5.3%	$174,175	33.1%
Expenses:
Lodging operating expenses	$323,528	$130,889	$454,417	$310,076	$25,295	$335,371	$(13,452)	(4.3)%	$(119,046)	(35.5)%
Real estate taxes	24,378	6,722	31,100	22,675	888	23,563	(1,703)	(7.5)%	(7,537)	(32.0)%
Total operating expenses	$347,906	$137,611	$485,517	$332,751	$26,183	$358,934	$(15,155)	(4.6)%	$(126,583)	(35.3)%
Net operating income	$169,532	$45,378	$214,910	$158,817	$8,501	$167,318	$10,715	6.7%	$47,592	28.4%
Average occupancy for the period	73%	N/A	73%	72%	N/A	72%
Number of Properties	78	10	88	78	3	81

Room Rev Par	$94	n/a	$95	$90	n/a	$90
Average Daily Rate	$128	n/a	$132	$124	n/a	$125
Comparison of Years Ended December 31, 2011 and December 31, 2010
The table below represents operating information for the lodging segment and for the same store portfolio of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the entire years ended December 31, 2011 and December 31, 2010.

Lodging	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Lodging operating income	$447,324	$78,928	$526,252	$413,492	$21,047	$434,539	$33,832	8.2%	$91,713	21.1%
Expenses:
Lodging operating expenses	$281,972	$53,399	$335,371	$261,529	$13,869	$275,398	$(20,443)	(7.8)%	$(59,973)	(21.8)%
Real estate taxes	20,308	3,255	23,563	21,301	881	22,182	993	4.7%	(1,381)	(6.2)%
Total operating expenses	$302,280	$56,654	$358,934	$282,830	$14,750	$297,580	$(19,450)	(6.9)%	$(61,354)	(17.1)%
Net operating income	$145,044	$22,274	$167,318	$130,662	$6,297	$136,959	$14,382	11.0%	$30,359	22.2%
Average occupancy for the period	73%	N/A	72%	71%	N/A	70%
Number of Properties	73	8	81	73	5	78

Room Rev Par	$90	N/A	$90	$84	N/A	$84
Average Daily Rate	$123	N/A	$125	$119	N/A	$119

Office Segment
We had no acquisitions in our office portfolio in 2012, 2011 and 2010 and minimal dispositions during the same period. Our office segment net operating income totaled $133,701 for the year ended December 31, 2010 to $132,050 for the year ended December 31, 2011 and to $132,229 for the year ended December 31, 2012. The stability of net operating income was a result of consistent occupancy and rental rates over the periods. We had slight decreases in straight-line rents due to contractual rent changes as well as decreased termination income reflected in other property income when comparing the three periods. The increase in real estate taxes was offset by an increase in tenant recovery income as generally the tenants are responsible for reimbursement of real estate tax and lower property operating expenses due to decreased management fees and lower snow removal costs.
We see market rates continuing to decrease from the current rates as office tenants continue to downsize not only their workforce, but also the space they provide for their employees. The lease expirations reflected in 2016 and 2017 substantially consist of two properties, AT&T in Hoffman Estates, Illinois, which is located in the greater metro Chicago market and AT&T in St. Louis, Missouri. These leases represent 61% of the 2016 lease expirations or approximately 1.7 million square feet and 69% of the 2017 lease expirations or approximately 1.5 million square feet, respectively. In 2013, we expect our same store net operating income to be slightly down to flat.

	Total Office Properties
	As of December 31,
	2012	2011	2010
Office Properties
Physical occupancy	92%	92%	94%
Economic occupancy	93%	92%	94%
Rent per square foot	$15.42	$15.13	$15.09
Investment in properties, undepreciated	$1,924,468	$1,925,736	$1,929,763
Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the office segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the years ended December 31, 2012 and 2011.

Office	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$143,019	$—	$143,019	$143,112	$—	$143,112	$(93)	(0.1)%	$(93)	(0.1)%
Straight line rental income	3,883	—	3,883	4,147	—	4,147	(264)	(6.4)%	(264)	(6.4)%
Tenant recovery incomes	26,292	—	26,292	25,300	—	25,300	992	3.9%	992	3.9%
Other property income	3,089	—	3,089	3,885	—	3,885	(796)	(20.5)%	(796)	(20.5)%
Total revenues	$176,283	$—	$176,283	$176,444	$—	$176,444	$(161)	(0.1)%	$(161)	(0.1)%
Expenses:
Property operating expenses	$29,963	$—	$29,963	$31,052	$—	$31,052	$1,089	3.5%	$1,089	3.5%
Real estate taxes	14,091	—	14,091	13,342	—	13,342	(749)	(5.6)%	(749)	(5.6)%
Total operating expenses	$44,054	$—	$44,054	$44,394	$—	$44,394	$340	0.8%	$340	0.8%
Net operating income	$132,229	$—	$132,229	$132,050	$—	$132,050	$179	0.1%	$179	0.1%
Average occupancy for the period	93%	N/A	93%	93%	N/A	92%
Number of Properties	42	—	42	42	—	42

Comparison of Years Ended December 31, 2011 and December 31, 2010
The table below represents operating information for the office segment and for the same store portfolio consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the years ended December 31, 2011 and December 31, 2010.

Office	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$139,165	$3,947	$143,112	$140,922	$981	$141,903	$(1,757)	(1.2)%	$1,209	0.9%
Straight line rental income	4,594	(447)	4,147	6,131	(376)	5,755	(1,537)	(25.1)%	(1,608)	(27.9)%
Tenant recovery incomes	24,199	1,101	25,300	26,195	224	26,419	(1,996)	(7.6)%	(1,119)	(4.2)%
Other property income	3,857	28	3,885	4,229	(2)	4,227	(372)	(8.8)%	(342)	(8.1)%
Total revenues	$171,815	$4,629	$176,444	$177,477	$827	$178,304	$(5,662)	(3.2)%	$(1,860)	(1.0)%
Expenses:
Property operating expenses	$29,958	$1,094	$31,052	$31,008	$(115)	$30,893	$1,050	3.4%	$(159)	(0.5)%
Real estate taxes	12,474	868	13,342	13,512	198	13,710	1,038	7.7%	368	2.8%
Total operating expenses	$42,432	$1,962	$44,394	$44,520	$83	$44,603	$2,088	4.7%	$209	0.5%
Net operating income	$129,383	$2,667	$132,050	$132,957	$744	$133,701	$(3,574)	(2.7)%	$(1,651)	(1.2)%
Average occupancy for the period	93%	N/A	92%	94%	N/A	94%
Number of Properties	39	3	42	39	3	42
Industrial Segment
During 2012, our industrial holdings continued to experience high economic occupancy and consistent rental rates. These factors are reflected in the same store net operating income increase of 1.5% for the year ended December 31, 2011 to December 31, 2012, which was a result of scheduled rent increases as well as a reduction of property management fees. Total segment real estate taxes increased from December 31, 2011 of $1,171 compared to $2,940 for the same period in 2012. In late 2011, a real estate tax expense cap expired at one of our properties which have net leases and tenants are directly responsible for operating expenses and reimburse us for real estate taxes. This is reflected in the tenant recovery income which increased to $3,370 from $1,414 for the year ended December 31, 2012 and 2011.
In early 2010, we acquired charter schools and correctional facilities consisting of nine properties under long-term triple net leases. Additionally in 2011, we placed in service one charter school. These acquisitions contributed to total segment net operating income for December 31, 2011 exceeding the prior year by $3,362 or 4.5%.
Rental rates are expected to remain consistent in 2013 for our specialty distribution centers as well as our charter schools and correctional facilities and slightly increase for our distribution centers. In 2013, we expect our same store net operating income to be flat to slightly up.

	Total Industrial Properties
	As of December 31,
	2012	2011	2010
Industrial Properties
Physical occupancy	96%	97%	94%
Economic occupancy	97%	98%	95%
Rent per square foot	$6.48	$6.23	$6.31
Investment in properties, undepreciated	$971,935	$979,579	$944,871

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the industrial segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the years ended December 31, 2012 and 2011.

Industrial	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$77,642	$3,224	$80,866	$75,784	$1,139	$76,923	$1,858	2.5%	$3,943	5.1%
Straight line rental income	2,231	(16)	2,215	3,816	40	3,856	(1,585)	(41.5)%	(1,641)	(42.6)%
Tenant recovery incomes	2,609	761	3,370	1,253	161	1,414	1,356	108.2%	1,956	138.3%
Other property income	290	66	356	118	1,002	1,120	172	145.8%	(764)	(68.2)%
Total revenues	$82,772	$4,035	$86,807	$80,971	$2,342	$83,313	$1,801	2.2%	$3,494	4.2%
Expenses:
Property operating expenses	$3,107	$589	$3,696	$3,976	$268	$4,244	$869	21.9%	$548	12.9%
Real estate taxes	2,571	369	2,940	1,007	164	1,171	(1,564)	(155.3)%	(1,769)	(151.1)%
Total operating expenses	$5,678	$958	$6,636	$4,983	$432	$5,415	$(695)	(13.9)%	$(1,221)	(22.5)%
Net operating income	$77,094	$3,077	$80,171	$75,988	$1,910	$77,898	$1,106	1.5%	$2,273	2.9%
Average occupancy for the period	97%	N/A	97%	98%	N/A	98%
Number of Properties	50	3	53	50	3	53

Comparison of Years Ended December 31, 2011 and December 31, 2010
The table below represents operating information for the industrial segment and for the same store portfolio consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the years ended December 31, 2011 and December 31, 2010.

Industrial	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$59,169	$17,754	$76,923	$60,522	$14,969	$75,491	$(1,353)	(2.2)%	$1,432	1.9%
Straight line rental income	3,998	(142)	3,856	2,496	443	2,939	1,502	60.2%	917	31.2%
Tenant recovery incomes	1,253	161	1,414	1,037	—	1,037	216	20.8%	377	36.4%
Other property income	70	1,050	1,120	69	41	110	1	1.4%	1,010	918.2%
Total revenues	$64,490	$18,823	$83,313	$64,124	$15,453	$79,577	$366	0.6%	$3,736	4.7%
Expenses:
Property operating expenses	$3,403	$841	$4,244	$3,523	$324	$3,847	$120	3.4%	$(397)	(9.4)%
Real estate taxes	1,007	164	1,171	1,123	71	1,194	116	10.3%	23	2.0%
Total operating expenses	$4,410	$1,005	$5,415	$4,646	$395	$5,041	$236	5.1%	$(374)	(6.9)%
Net operating income	$60,080	$17,818	$77,898	$59,478	$15,058	$74,536	$602	1.0%	$3,362	4.5%
Average occupancy for the period	98%	N/A	98%	98%	N/A	95%
Number of Properties	43	10	53	43	9	52

Multi-family Segment
Our multi-family portfolio continues to perform well with net operating income increasing $7,830 or 18.2% on a total segment basis for the year ended December 31, 2012 compared to the year ended December 31, 2011 and $9,954 or 30.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increases were a result of high occupancy which provided the ability to increase rental rates and decrease the concessions, specifically in 2011 and 2012. On a same store basis, net operating income increased $3,965 or 9.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and $5,775 or 17.8% for the year ended December 31, 2011 compared to the year ended December 31, 2010. We believe these increases were a result of the single family housing market downturn and limited availability of credit for new or existing homeowners, which drove demand to multi-family apartments across the nation.
Our multi-family segment consists of conventional apartments and student housing. During 2010, 2011 and 2012, for conventional apartments we acquired 1,072 units and disposed of 3,068 units and for student housing we acquired and placed in service 2,566 student housing beds. During 2013, we anticipate placing one additional student housing property in service and one additional conventional multi-family property in service. During 2014, we anticipate placing another student housing property in service. We expect to see rental rates in the student housing and conventional multi-family continue to rise in 2013 and occupancy to remain consistent with 2012. In 2013, we expect our same store net operating income to be up over 2012 results.

	Total Multi-family Properties
	As of December 31,
	2012	2011	2010
Multi-family Properties
Economic occupancy	92%	92%	92%
End of month scheduled rent per multi-family unit per month	$992	$953	$925
End of month scheduled rent per student housing bed per month	$680	$668	$655
Investment in properties, undepreciated	$892,043	$737,767	$705,711

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the years ended December 31, 2012 and 2011.

Multi-family	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$79,641	$4,939	$84,580	$75,300	$—	$75,300	$4,341	5.8%	$9,280	12.3%
Straight line rental income	246	(11)	235	225	—	225	21	9.3%	10	4.4%
Tenant recovery incomes	497	—	497	466	—	466	31	6.7%	31	6.7%
Other property income	6,234	350	6,584	6,243	—	6,243	(9)	(0.1)%	341	5.5%
Total revenues	$86,618	$5,278	$91,896	$82,234	$—	$82,234	$4,384	5.3%	$9,662	11.7%
Expenses:
Property operating expenses	$30,496	$981	$31,477	$30,430	$—	$30,430	$(66)	(0.22)%	$(1,047)	(3.4)%
Real estate taxes	9,173	432	9,605	8,820	—	8,820	(353)	(4.0)%	(785)	(8.9)%
Total operating expenses	$39,669	$1,413	$41,082	$39,250	$—	$39,250	$(419)	(1.1)%	$(1,832)	(4.7)%
Net operating income	$46,949	$3,865	$50,814	$42,984	$—	$42,984	$3,965	9.2%	$7,830	18.2%
Average occupancy for the period	93%	N/A	94%	93%	N/A	93%
Number of Properties	22	4	26	22	—	22

Comparison of Years Ended December 31, 2011 and December 31, 2010
The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2010. The properties in the same store portfolio were owned for the years ended December 31, 2011 and December 31, 2010.

Multi-family	For the year ended December 31, 2011			For the year ended December 31, 2010			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Company Change Favorable/ (Unfavorable)
	Same Store Portfolio	Non-Same Store	Total Company	Same Store Portfolio	Non-Same Store	Total Company	Amount	%	Amount	%
Revenues:
Rental income	$68,252	$7,048	$75,300	$63,413	$2,263	$65,676	$4,839	7.6%	$9,624	14.7%
Straight line rental income	145	80	225	232	(29)	203	(87)	(37.5)%	22	10.8%
Tenant recovery incomes	446	20	466	360	11	371	86	23.9%	95	25.6%
Other property income	5,592	651	6,243	5,253	190	5,443	339	6.5%	800	14.7%
Total revenues	74,435	7,799	82,234	69,258	2,435	71,693	5,177	7.5%	10,541	14.7%
Expenses:
Property operating expenses	$28,899	$1,531	$30,430	$28,813	$584	$29,397	$(86)	(0.3)%	$(1,033)	(3.4)%
Real estate taxes	7,252	1,568	8,820	7,936	1,330	9,266	684	8.6%	446	5.1%
Total operating expenses	$36,151	$3,099	$39,250	$36,749	$1,914	$38,663	$598	1.6%	$(587)	(1.5)%
Net operating income	$38,284	$4,700	$42,984	$32,509	$521	$33,030	$5,775	17.8%	$9,954	30.1%
Average occupancy for the period	93%	N/A	94%	92%	N/A	92%
Number of Properties	20	2	22	20	2	22
Developments
We have development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties and our equity. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and multi-family segments.
The properties under development and all amounts set forth below are as of December 31, 2012. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American ($) (c)	Note Payable as of December 31, 2012 ($)	Estimated Placed in Service Date (d) (e)
Woodbridge	Wylie, TX	Retail	519,745	44,932	69,019	—	18,515	(f)
Cityville/Cityplace	Dallas, TX	Multi-family	356 units	53,840	62,169	—	24,070	Q2 2013 (e)
UH at Fullerton	Fullerton, CA	Student Housing	1,198 beds	113,327	128,501	—	60,570	Q3 2013 (e)
UH at Charlotte	Charlotte, NC	Student Housing	670 beds	3,465	43,230	15,307	—	Q3 2014

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

(b)
The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any, and excluding capitalized interest. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(c)	We anticipate funding remaining development, to the extent any, through construction financing secured by the properties and equity contributions.

(d)
The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(e)	Leasing activities related to multi-family and student housing properties do not begin until six to nine months prior to the placed in service date.

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $30,292 relates to phases that have been placed in service as of December 31, 2012.

As part of our restructure and foreclosure of the Stan Thomas note, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts both to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value, excluding capitalized interest, of the Railyards property is $113,832 as of December 31, 2012.
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
We also evaluate our equity method investments for impairment indicators. The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment and identifies potential declines in fair value. An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

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
Dispositions
The Company accounts for dispositions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. The Company records the transaction as discontinued operations for all periods presented in accordance with FASB ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
Investment in Marketable Securities
We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2012 and 2011 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
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
Consolidation
We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”). If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined FASB ASC 810, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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
Liquidity and Capital Resources
As of December 31, 2012, we had $220.8 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.
Short Term Liquidity and Capital Resources
On a short term basis, our principal demands for funds are to pay our corporate and operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay/make interest and principal payments on our current indebtedness. Our capital expenditures mainly consist of improvements to hotels, in which a portion is reserved for in restricted escrows. We are negotiating refinancing the remaining 2013 debt at terms that will most likely be at lower rates. We expect to meet our short term liquidity requirements from cash flow from operations, proceeds from our dividend reinvestment plan and distributions from our joint venture investments.
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
Our principal demands for funds have been and will continue to be:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties;

•	to fund joint ventures and development investments; and

•	to fund our share repurchase program.
Generally, our cash needs have been and will be funded from:

•	income earned on our investment properties;

•	interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	issuance of shares under our distribution reinvestment plan.
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2012 to December 31, 2012 totaling $440.0 million or $.50 per share, including amounts reinvested through the dividend reinvestment plan. During the year ended December 31, 2012, we paid cash distributions of $439.2 million. These cash distributions were paid with $456.2 million from our cash flow from operations, $31.7 million provided by distributions from unconsolidated entities, as well as $40.7 million from gain on sales of properties.

We continue to provide cash distributions to our stockholders from cash generated by our operations. The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. We also include distributions from unconsolidated entities to the extent that the underlying real estate operations in these entities generate these cash flows. Gain on sales of properties relate to net profits from the sale of certain properties. Our presentation is not intended to be an alternative to our consolidated statements of cash flow and does not present all the sources and uses of our cash.
The following table presents a historical view of our distribution coverage.

	2012	2011	2010	2009	2008
Cash flow provided by operations	$456,221	397,949	356,660	369,031	384,365
Distributions from unconsolidated entities	$31,710	33,954	31,737	32,081	41,704
Gain on sales of properties (1)	$40,691	6,141	55,412	—	—
Distributions declared	$(440,031)	(429,599)	(417,885)	(405,337)	(418,694)
Excess (deficiency)	$88,591	8,445	25,924	(4,225)	7,375

(1)	Excludes gains reflected on impaired values.

Cash flow from operations for the year ended December 31, 2012 included an increase in the accrued interest expense payable of $22,100 as compared to the year ended December 31, 2011. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	2012	2011	2010	2009	2008
Distributions declared	$440,031	429,599	417,885	405,337	418,694
Distributions paid	$439,188	428,650	416,935	411,797	405,925
Distributions reinvested	$191,785	199,591	207,296	231,306	242,113

Acquisitions and Dispositions of Real Estate Investments
We acquired thirteen and ten properties during the years ended December 31, 2012 and 2011, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $447.9 million and $446.1 million for these acquisitions. For the year ended December 31, 2012, we sold approximately 143 bank branches (142 retail branches and one office branch), four retail properties, 13 lodging properties, two industrial properties, and four multi-family properties, generating net sales proceeds of $522.6 million. Comparatively for the year ended December 31, 2011 we sold 14 retail, six lodging, four office, one industrial, and one multi-family properties, generating net sales proceeds of $246.3 million.
Stock Offering
We have completed two public offerings of our common stock on a best efforts basis as well as offerings of common stock under our distribution reinvestment plan, or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading. For reinvestments made after September 21, 2010 until December 29, 2011, the DRP purchase price was equal to $8.03 per share. After December 29, 2011 until December 19, 2012, the DRP purchase price was equal to $7.22 per share. After December 19, 2012 and until a new estimated value per share has been established, the DRP purchase price is $6.93 per share. We are permitted to offer shares pursuant to the DRP under the existing registration statement until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. At that time we would consider filing a new registration statement to permit the continued issuance of DRP shares. As of December 31, 2012, we had raised a total of approximately $8.8 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).
During the year ended December 31, 2012, we sold a total of 26,571,399 shares and generated $191.8 million in gross offering proceeds under the DRP, as compared to 24,855,275 shares and $200.0 million during the year ended December 31, 2011. Our average distribution reinvestment plan participation was 44% for the year ended December 31, 2012, compared to 47% for the year ended December 31, 2011.
Share Repurchase Program
Our board adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012 (the “First Amended Program”). Our board subsequently adopted a Second Amended and Restated Share Repurchase Program, which became effective as of February 1, 2012 (the “Second Amended Program”).
Under the Second Amended Program, we may repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $6.93 per share. Our obligation to repurchase any shares under the Second Amended Program is conditioned upon our having sufficient funds available to complete the repurchase. Our board has initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. If the funds reserved for either category of repurchase under the Second Amended Program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth therein, we will repurchase the shares in the following order: (1) for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner’s date of death; and (2) for hardship repurchases, we will repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder’s shares.
For the year ended December 31, 2012, we received requests for the repurchase of 7,668,711 shares of our common stock. Of these requests, we repurchased 6,334,187 shares of common stock for $45.7 million for the year ended December 31, 2012. In January 2013, we repurchased 1,334,524 shares of common stock for $9.2 million. There were no additional requests outstanding. The price per share for shares repurchased during the year ended December 31, 2012 was $7.22. The price per share for shares repurchased in January 2013 was $6.93. All repurchases were funded from proceeds from our distribution reinvestment plan. The table below summarizes the share repurchases.

	Total number of share repurchase requests	Total number of shares repurchased	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the year ended December 31, 2012	7,668,711	6,334,187	$7.22	$45,732
January 2013	—	1,334,524	$6.93	$9,248

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2012 (dollar amounts are stated in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$469,193	246,851	422,472	730,600	1,129,891	1,604,274	4,603,281
Variable rate debt (mortgage loans)	$413,714	422,123	261,856	52,397	100,422	40,650	1,291,162
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.90%	5.50%	5.59%	5.58%	5.74%	5.63%	5.67%
Variable rate debt (mortgage loans)	2.95%	3.08%	3.12%	3.13%	3.67%	3.47%	3.11%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $27.4 million, net of accumulated amortization, is outstanding as of December 31, 2012. Of the total outstanding debt, approximately $691.5 million is recourse to us.
As of December 31, 2012, we had approximately $883 million and $669 million in mortgage debt maturing in 2013 and 2014, respectively. We are negotiating refinancing the remaining 2013 debt maturities at terms that will most likely be at lower rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.
Mortgage loans outstanding as of December 31, 2012 and 2011 were $5.9 billion and $5.8 billion, respectively, and had a weighted average interest rate of 5.1% and 5.2% per annum, respectively. For the years ended December 31, 2012 and 2011, we borrowed, net of paydowns, $18.3 million and $58.8 million, respectively, secured by our portfolio of marketable securities. For the years ended December 31, 2012 and 2011, we borrowed approximately $709.3 million and $1.2 billion, respectively, secured by mortgages on our properties and assumed $232.0 million and $0, respectively, of debt at acquisition.
Summary of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities	$456,221	$397,949	$356,660
Cash used in investing activities	(118,162)	(286,896)	(380,685)
Cash used in financing activities	(335,443)	(160,597)	(208,759)
Increase (decrease) in cash and cash equivalents	2,616	(49,544)	(232,784)
Cash and cash equivalents, at beginning of year	218,163	267,707	500,491
Cash and cash equivalents, at end of year	$220,779	$218,163	$267,707
Cash provided by operating activities was $456, $398 and $357 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was generated primarily from operating income from property operations, and interest and dividends. The increase in operating cash flows from the years ended December 31, 2010 to December 31, 2011 to December 31, 2012 was primarily due to the improved performance of the lodging and multi-family segments as well as a 2012 increase in the accrued interest expense payable of $22,100. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.

Cash used in investing activities was $118, $287 and $381 million for years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash used in investing activities from the years ended December 31, 2011 to December 31, 2012 was primarily due to the proceeds from the sale of our investment properties in 2012. The decrease in cash used in investing activities from the years ended December 31, 2010 to December 31, 2011 was primarily due to the proceeds from the sale of unconsolidated entities in 2011.
Cash used in financing activities was $335, $161 and $209 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash used in financing activities from the years ended December 31, 2011 to December 31, 2012 was primarily due to a decrease in proceeds from our mortgage debt of $470 million in 2012, offset by the redemption of noncontrolling interest of $294 million in 2011. The decrease in cash used in financing activities from the years ended December 31, 2010 to December 31, 2011 was primarily due to the increase in proceeds from our mortgage debt of $747 million, offset by the increase in our payoffs of mortgage debt of $374 million and by the redemption of noncontrolling interest of $294 million.
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
Off Balance Sheet Arrangements
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), lease agreements, and margin accounts on our marketable securities portfolio as of December 31, 2012 (dollar amounts are stated in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$7,533,793	1,156,473	2,797,593	2,096,386	1,483,341
Ground Lease Payments	$36,706	833	2,424	2,424	31,025
Margins Payable	$139,142	139,142	—	—	—

Of the total long-term debt obligations, approximately $691.5 million is recourse to the Company.
We have acquired several properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2012, we would be obligated to pay as much as $6.4 million in the future as vacant space covered by these earnout agreements is occupied and becomes rent producing. The information in the above table does not reflect these contractual obligations.

Unconsolidated Real Estate Joint Ventures
Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures. Please refer to Note 5 in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this Item 7. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands.)

Joint Venture	Ownership %	Investment at December 31, 2012
Cobalt Industrial REIT II	36%	102,599
D.R. Stephens Institutional Fund, LLC	90%	34,541
Brixmor/IA JV, LLC	(a)	90,315
Other Unconsolidated Joint Ventures	Various	26,344
		$253,799

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC (formerly Centro/IA JV LLC).

Subsequent Events

Subsequent to December 31, 2012, we purchased one retail property, two lodging properties, and one student housing property for a gross acquisition price of $119,900.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2012 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $12.9 million. If market rates of interest on all of the floating rate debt as of December 31, 2012 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $12.9 million.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 7 of this Annual Report on Form 10-K for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
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
We have entered into nine interest rate swap agreements that have converted $176.4 million or 9% of our variable rate mortgage loans from variable to fixed rates. As of December 31, 2012, the pay rates ranged from 0.79% to 3.32% with maturity dates from January 2, 2013 to September 29, 2014. The interest rate swaps have a notional amount of $176.4 million and fair value at $0.9 million and $2.3 million as of December 31, 2012 and 2011, respectively. Please refer to Note 11 in our consolidated financial statements in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this Item 7.
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
Other than temporary impairments on our investments in marketable securities were $1.9, $24.4 and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2013.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2012 (dollar amounts stated in thousands).

	Cost	Fair Value	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$222,126	304,811	274,330	335,292

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

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
Chicago, Illinois
March 12, 2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Assets:
Investment properties:
Land	$1,882,715	$1,938,637
Building and other improvements	8,679,105	8,465,602
Construction in progress	337,384	323,842
Total	10,899,204	10,728,081
Less accumulated depreciation	(1,581,524)	(1,301,899)
Net investment properties	9,317,680	9,426,182
Cash and cash equivalents	220,779	218,163
Restricted cash and escrows	104,027	98,444
Investment in marketable securities	327,655	289,365
Investment in unconsolidated entities	253,799	316,711
Accounts and rents receivable (net of allowance of $10,348 and $9,488)	121,773	114,615
Intangible assets, net	298,828	326,332
Deferred costs and other assets	115,343	129,378
Total assets	$10,759,884	$10,919,190
Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$6,006,146	$5,902,712
Accounts payable and accrued expenses	142,835	105,153
Distributions payable	37,059	36,216
Intangible liabilities, net	80,769	83,203
Other liabilities	150,325	128,592
Total liabilities	6,417,134	6,255,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 889,424,572 and 869,187,360 shares issued and outstanding	889	869
Additional paid in capital	7,921,913	7,775,880
Accumulated distributions in excess of net loss	(3,664,591)	(3,155,222)
Accumulated other comprehensive income	84,414	41,948
Total Company stockholders’ equity	4,342,625	4,663,475
Noncontrolling interests	125	(161)
Total equity	4,342,750	4,663,314
Total liabilities and equity	$10,759,884	$10,919,190
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Income:
Rental income	$622,954	$594,946	$560,350
Tenant recovery income	98,770	90,213	85,263
Other property income	15,244	16,462	14,544
Lodging income	700,427	526,252	434,539
Total income	1,437,395	1,227,873	1,094,696
Expenses:
General and administrative expenses	36,814	31,032	36,665
Property operating expenses	128,096	127,676	119,005
Lodging operating expenses	454,417	335,372	275,398
Real estate taxes	98,495	86,292	80,370
Depreciation and amortization	424,236	407,968	390,166
Business management fee	39,892	40,000	36,000
Provision for asset impairment	77,348	28,967	—
Provision for notes receivable impairment	—	—	111,896
Total expenses	1,259,298	1,057,307	1,049,500
Operating income	$178,097	$170,566	$45,196
Interest and dividend income	23,386	22,860	33,068
Other income	2,710	19,145	3,095
Interest expense	(306,047)	(295,447)	(271,360)
Equity in income (loss) of unconsolidated entities	1,998	(12,802)	(18,684)
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(12,322)	(106,023)	(11,239)
Realized gain, (loss) and (impairment) on securities, net	4,319	(16,219)	21,073
Loss before income taxes	$(107,859)	$(217,920)	$(198,851)
Income tax benefit (expense)	(7,771)	3,387	4,518
Net loss from continuing operations	$(115,630)	$(214,533)	$(194,333)
Income (loss) from discontinued operations, net	$51,981	$(95,012)	$27,041
Net loss	$(63,649)	$(309,545)	$(167,292)
Less: Net income attributable to noncontrolling interests	(5,689)	(6,708)	(9,139)
Net loss attributable to Company	$(69,338)	$(316,253)	$(176,431)
Net loss, per common share, from continuing operations, basic and diluted	(0.14)	(0.26)	(0.24)
Net income (loss), per common share, from discontinued operations, basic and diluted	0.06	(0.11)	0.03
Net loss, per common share, basic and diluted	(0.08)	(0.37)	(0.21)
Weighted average number of common shares outstanding, basic and diluted	$879,685,949	$858,637,707	$835,131,057
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$45,372	$(24,950)	$40,491
Reversal of unrealized (gain) loss to realized gain (loss) on investment securities	$(4,319)	$16,219	$(21,073)
Unrealized gain on derivatives	$1,413	$1,249	$300
Comprehensive loss attributable to the Company	(26,872)	(323,735)	(156,713)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)
For the years ended December 31, 2012, 2011 and 2010

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2010	823,619,190	824	7,397,831	(1,815,054)	29,712	18,869	5,632,182	264,132
Net income (loss)	—	—	—	(176,431)	—	(106)	(176,537)	9,245
Unrealized gain on investment securities	—	—	—	—	40,491	—	40,491	—
Reversal of unrealized gain to realized gain on investment securities	—	—	—	—	(21,073)	—	(21,073)	—
Unrealized gain on derivatives	—	—	—	—	300	—	300	—
Distributions declared	—	—	—	(417,885)	—	(2,237)	(420,122)	(9,245)
Contributions from noncontrolling interests	—	—	—	—	—	855	855	—
Proceeds from distribution reinvestment program	22,787,584	22	207,274	—	—	—	207,296	—
Balance at December 31, 2010	846,406,774	846	7,605,105	(2,409,370)	49,430	17,381	5,263,392	264,132

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2012, 2011 and 2010

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Noncontrolling Redeemable Interests
Balance at January 1, 2011	846,406,774	846	7,605,105	(2,409,370)	49,430	17,381	5,263,392	264,132
Net income (loss)	—	—	—	(316,253)	—	(1,183)	(317,436)	7,891
Unrealized loss on investment securities	—	—	—	—	(24,950)	—	(24,950)	—
Reversal of unrealized loss to realized loss on investment securities	—	—	—	—	16,219	—	16,219	—
Unrealized gain on derivatives	—	—	—	—	1,249	—	1,249	—
Distributions declared	—	—	—	(429,599)	—	(660)	(430,259)	(7,891)
Adjustment to redemption value for noncontrolling interest	—	—	(13,793)	—	—	(15,555)	(29,348)	29,348
Contributions from noncontrolling interests	—	—	—	—	—	651	651	—
Redemption of noncontrolling interests	—	—	—	—	—	(795)	(795)	(293,480)
Proceeds from distribution reinvestment program	24,855,275	25	199,566	—	—	—	199,591	—
Share repurchase program	(2,074,689)	(2)	(14,998)	—	—	—	(15,000)	—
Balance at December 31, 2011	869,187,360	869	7,775,880	(3,155,222)	41,948	(161)	4,663,314	—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2012, 2011 and 2010

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	—	—	—	(69,338)	—	5,689	(63,649)
Unrealized loss on investment securities	—	—	—	—	45,372	—	45,372
Reversal of unrealized loss to realized loss on investment securities	—	—	—	—	(4,319)	—	(4,319)
Unrealized gain on derivatives	—	—	—	—	1,413	—	1,413
Contributions/(distributions) declared, net	—	—	—	(440,031)	—	(3,806)	(443,837)
Disposal of noncontrolling interest	—	—	—	—	—	(1,597)	(1,597)
Proceeds from distribution reinvestment program	26,571,399	26	191,759	—	—	—	191,785
Share repurchase program	(6,334,187)	(6)	(45,726)	—	—	—	(45,732)
Balance at December 31, 2012	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net loss	$(63,649)	$(309,545)	$(167,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	438,755	439,759	443,787
Amortization of above and below market leases, net	(2,271)	(1,326)	(433)
Amortization of debt premiums, discounts, and financing costs	16,107	20,430	18,424
Straight-line rental income	(11,010)	(13,841)	(17,705)
Gain on extinguishment of debt	(9,478)	(10,848)	(19,227)
Gain on sale of property, net	(40,691)	(16,510)	(55,412)
(Gain) loss on consolidated investment	—	—	(433)
Provision for asset impairment	83,316	163,641	47,529
Impairment of notes receivable	—	—	111,896
Equity in (income) loss of unconsolidated of entities	(1,998)	12,802	18,684
Distributions from unconsolidated entities	7,171	9,849	3,887
(Gain), loss and impairment of investment in unconsolidated entities, net	12,322	106,023	11,239
Realized (gain) loss on investments in securities	(6,218)	(8,137)	(22,929)
Impairment of investments in securities	1,899	24,356	1,856
Other non-cash adjustments	2,019	(18,649)	(278)
Changes in assets and liabilities:
Accounts and rents receivable	(603)	(855)	(3,612)
Deferred costs and other assets	(3,005)	(12,138)	580
Accounts payable and accrued expenses	33,205	7,492	(6,958)
Other liabilities	350	5,446	(6,943)
Net cash flows provided by operating activities	456,221	397,949	356,660
Cash flows from investing activities:
Purchase of investment properties	(447,909)	(446,096)	(365,427)
Acquired in-place and market-lease intangibles, net	(15,838)	(18,231)	(74,841)
Acquired goodwill	(23,735)	—	—
Capital expenditures and tenant improvements	(89,578)	(71,157)	(109,827)
Investment in development projects	(109,441)	(74,850)	(56,894)
Sale of investment properties	522,583	246,317	301,189
Purchase of investment securities	(23,015)	(79,147)	(86,986)
Sale of investment securities	30,095	33,558	75,812
Investment in unconsolidated entities	—	(409)	(60,043)
Proceeds from the sale of and return of capital from unconsolidated entities	13,706	100,408	—
Distributions from unconsolidated entities	31,710	33,954	31,737
Payment of leasing fees and franchise fees	(11,341)	(9,772)	(8,211)
Purchase of note receivable	—	—	(34,253)
Payments from notes receivable	26	18,443	26,141
Restricted escrows	(4,735)	(6,567)	(23,179)
Other assets	9,310	(13,347)	4,097
Net cash flows used in investing activities	(118,162)	(286,896)	(380,685)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(continued)
(Dollar amounts in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	191,785	199,591	207,296
Shares repurchased	(45,732)	(15,000)	—
Distributions paid	(439,188)	(428,650)	(416,935)
Proceeds from mortgage debt and notes payable	709,280	1,179,594	432,873
Payoffs of mortgage debt	(722,233)	(804,204)	(429,737)
Principal payments of mortgage debt	(34,735)	(36,036)	(16,812)
Proceeds from margin securities debt, net	18,284	58,756	33,800
Payment of loan fees and deposits	(7,501)	(12,473)	(8,617)
Distributions paid to noncontrolling interests	(3,806)	(660)	(2,237)
Distributions paid to noncontrolling redeemable interests	—	(7,891)	(9,245)
Contributions from noncontrolling interests	—	651	855
Redemption of noncontrolling interests	—	(294,275)	—
Disposal of noncontrolling interests	(1,597)	—	—
Net cash flows used in financing activities	(335,443)	(160,597)	(208,759)
Net increase (decrease) in cash and cash equivalents	2,616	(49,544)	(232,784)
Cash and cash equivalents, at beginning of year	218,163	267,707	500,491
Cash and cash equivalents, at end of year	$220,779	$218,163	$267,707

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(continued)
(Dollar amounts in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(672,125)	$(448,169)	$(779,986)
Tenant and real estate tax liabilities assumed at acquisition	492	2,073	4,753
Assumption of mortgage debt at acquisition	232,017	—	457,685
Non-cash discount on assumption of mortgage debt at acquisition	(3,311)	—	(47,879)
Assumption of lender held escrows	(4,982)	—	—
	$(447,909)	$(446,096)	$(365,427)
Cash paid for interest, net of capitalized interest of $10,487, $10,851, and $4,302 for 2012, 2011 and 2010	$309,478	$296,065	$293,301
Supplemental schedule of non-cash investing and financing activities:
Consolidation of Lauth assets	$—	$—	$38,365
Assumption of mortgage debt at consolidation of Lauth	$—	$—	$(37,890)
Liabilities assumed at consolidation of Lauth	$—	$—	$(1,345)
Property surrendered in exchange for extinguishment of debt	$28,655	$35,524	$10,492
Property acquired through exchange of notes receivable	$—	$20,000	$142,827
Conversion of note receivable to equity interest	$—	$17,150	$121,320
Redemption value adjustment for noncontrolling redeemable interest	$—	$29,348	$—
Property acquired through transfer of equity interest	$—	$8,500	$—
Mortgage assumed by buyer upon disposal of property	$60,659	$—	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2012, 2011 and 2010

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
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Mortgages, Notes and Margins Payable Note 10.
At December 31, 2012, the Company owned a portfolio of 794 commercial real estate properties compared to 964 properties at December 31, 2011. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units/Beds (unaudited)
Retail	585	22,264,303			square feet
Lodging	88	16,345			rooms
Office	42	10,226,500			square feet
Industrial	53	13,061,447			square feet
Multi-family	26	5,311	/	5,212	units/beds
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

December 31, 2012, 2011 and 2010

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
Consolidation
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Reclassifications
Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to the 2012 presentations. The reclasses primarily represent reclassifications of revenue and expenses to discontinued operations as a result of the sales of investment properties in 2012.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2012, 2011 and 2010

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
Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. As of December 31, 2012 and 2011, no investment properties were classified as held for sale.
Disposition of Real Estate
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. The Company records the transaction as discontinued operations for all periods presented in accordance with FASB ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
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

December 31, 2012, 2011 and 2010

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
Marketable Securities
The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2012 and 2011 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
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

December 31, 2012, 2011 and 2010

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
Restricted Cash and Escrows
Restricted escrows primarily consist of cash held in escrow comprised of lenders’ restricted escrows of $36,278 and $35,728, post acquisition escrows of $12,435 and $16,052, and lodging furniture, fixtures and equipment reserves of $50,041and $40,570 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the restricted cash balance was $5,273 and $6,094, respectively.
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
The Company tested goodwill for impairment by first comparing the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2012, 2011 and 2010

economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess.
Beginning with fiscal year 2012, in accordance with FASB ASC 350, Intangibles - Goodwill and Other, the Company tested goodwill for impairment by making a qualitative assessment of whether it is more likely than not the reporting unit's fair value is less than its carrying amount before application of the two-step goodwill impairment test. The two-step goodwill test was not performed for those assets where it was concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. For those reporting units where this was not the case, the two step procedure detailed above was followed in order to determine goodwill impairment. The Company tested goodwill for impairment as of December 31, 2012, 2011 and 2010 resulting in no impairment recorded as of December 31, 2012, 2011 and 2010.
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
(3) Acquired Properties
The Company records identifiable assets, liabilities, and goodwill acquired in a business combination at fair value. During the years ended December 31, 2012, 2011 and 2010, the Company incurred $1,644, $1,680 and $1,805, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.
The Company acquired 13 properties for the year ended December 31, 2012 and 10 properties for the year ended December 31, 2011, for a gross acquisition price of $726,550 and $449,300, respectively. The table below reflects acquisition activity for the year ended December 31, 2012.

Segment	Property	Date	Gross Acquisition Price (in 000's)	Square Feet / Rooms (unaudited)
Lodging	Marriott-San Francisco Airport	3/23/2012	$108,000	685	rooms
Lodging	Hilton St. Louis Downtown	3/23/2012	22,600	195	rooms
Lodging	Renaissance Arboretum - Austin, TX	3/23/2012	103,000	492	rooms
Lodging	Renaissance Waverly - Atlanta, GA	3/23/2012	97,000	521	rooms
Lodging	Marriott Griffin Gate Resort & Spa	3/23/2012	62,500	409	rooms
Retail	Tomball Town Center Outparcel	3/30/2012	3,000	6,541	square feet
Retail	Tulsa Hills Expansion	4/20/2012	10,600	74,406	square feet
Lodging	Bohemian Hotel Savannah Riverfront	8/9/2012	51,200	75	rooms
Multi Family	University House Retreat, Raleigh	12/7/2012	40,600	554	beds
Multi Family	University House Retreat, Tallahassee	12/7/2012	54,000	710	beds
Retail	Rockwell Plaza	12/21/2012	31,000	254,690	square feet
Retail	Stone Ridge Market	12/27/2012	62,250	218,389	square feet
Lodging	Grand Bohemian Hotel Orlando	12/27/2012	80,800	247	rooms
Total			$726,550

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

On July 31, 2012, the Company placed in service two multi-family properties, University House at Central Florida (995 beds) and Arizona State University Polytechnic Student Housing (307 beds) for $65,300 and $12,000, respectively.
For properties acquired as of December 31, 2012, the Company recorded revenue of $119,436 and property net income of $19,207, not including related expensed acquisition costs in 2012. For properties acquired as of December 31, 2011, the Company recorded revenue of $46,512 and property net income of $9,074, not including related expensed acquisition costs in 2011.

(4) Discontinued Operations
The Company sold 166 properties for the year ended December 31, 2012 and 26 properties for the year ended December 31, 2011 for a gross disposition price of $603,500 and $242,300, respectively. The table below reflects disposition activity for the year ended December 31, 2012.

Segment	Property	Date	Gross Disposition Price	Sq Ft/Units/Rooms (unaudited)
Retail	Citizen Bank Branches – 30 Properties	Various Q2	27,400	81,451	square feet
Industrial	Union Venture	5/17/2012	49,600	970,168	square feet
Retail	Lakewood Shopping Center I & II	6/21/2012	31,500	236,679	square feet
Lodging	Hilton GI - Akron	7/31/2012	15,500	121	rooms
Retail	Plaza at Eagle's Landing	8/2/2012	5,300	33,265	square feet
Retail	Canfield Plaza	8/31/2012	8,800	100,958	square feet
Industrial	Southwide Industrial Center #8	9/1/2012	300	10,185	square feet
Lodging	Lodging Portfolio - 12 Properties	9/13/2012	116,000	1,643	rooms
Multi-family	Waterford Place at Shadow Creek	9/27/2012	25,600	296	units
Multi-family	Villas at Shadow Creek - Waterford Place II Villas	9/27/2012	27,000	264	units
Multi-family	Fannin Street Apartments	9/28/2012	72,500	678	units
Retail	Citizen Bank Branches – 34 Properties	Various Q3	52,900	155,211	square feet
Retail	Citizen Bank Branches – 72 Properties	Various Q4	106,000	347,417	square feet
Multi-family	Landings at Clear Lake	11/15/2012	35,000	364	units
Various	Sun Trust Bank Branches -7 Properties	Various Q4	30,100	45,738	square feet
Total			$603,500
The Company has presented separately as discontinued operations in all periods the results of operations for all disposed assets in consolidated operations. The Company sold 166 assets and surrendered one lodging property and 19 industrial properties (cross-collateralized by one loan) to the lender for the year ended December 31, 2012 and sold 26 assets and surrendered three properties to the lender for the year ended December 31, 2011. All properties surrendered for the years ended December 31, 2012 and 2011 were in satisfaction of non-recourse debt. The components of the Company’s discontinued operations are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the years ended December 31, 2012, 2011 and 2010.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Revenues	$70,279	$135,700	$168,807
Expenses	48,054	101,562	139,116
Provision for asset impairment	5,968	134,673	47,529
Operating loss from discontinued operations	16,257	(100,535)	(17,838)
Other Loss	(14,445)	(21,835)	(29,760)
Gain on sale of properties, net	38,516	11,964	55,412
Gain on extinguishment of debt	9,478	10,848	19,227
Gain on transfer of assets	$2,175	$4,546	$—
Income (loss) from discontinued operations, net	$51,981	$(95,012)	$27,041

For the years ended December 31, 2012, 2011 and 2010, the Company had proceeds from the sale of investment properties of $545,132, $246,317, and $301,189, respectively.
(5) Investment in Partially Owned Entities
Consolidated Entities
On October 11, 2005, the Company entered into a joint venture with Minto (Delaware), LLC, or Minto Delaware who owned all of the outstanding equity of Minto Builders (Florida), Inc. (“MB REIT”) prior to October 11, 2005. Pursuant to the terms of the purchase agreement, the Company purchased 920,000 shares of common stock of MB REIT at a price of $1,276 per share for a total investment of approximately $1,172,000 in MB REIT. MB REIT was not considered a VIE as defined in FASB ASC 810, Consolidation, however the Company had a controlling financial interest in MB REIT, had the direct ability to make major decisions for MB REIT through its voting interests, and held key management positions in MB REIT. Therefore this entity was consolidated by the Company and the outside ownership interests were reflected as noncontrolling redeemable interests in the accompanying consolidated financial statements. On October 4, 2011, the Company bought out the common and preferred stock of the consolidated MB REIT joint venture for $293,480. No gain or loss was recorded due to this transaction because there was no change in control.

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered VIEs as defined in FASB ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of December 31, 2012 and 2011 due to the outside owners reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.
For these VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs, which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	December 31, 2012	December 31, 2011
Net investment properties	$113,476	$117,235
Other assets	8,687	9,167
Total assets	$122,163	$126,402
Mortgages, notes and margins payable	$(84,291)	$(84,823)
Other liabilities	(49,648)	(49,073)
Total liabilities	$(133,939)	$(133,896)
Net assets	$(11,776)	$(7,494)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

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

Entity	Description	Ownership %	Investment at December 31, 2012	Investment at December 31, 2011
Net Lease Strategic Asset Fund L.P.	Diversified portfolio of net lease assets	85%(a)	$—	$26,508
Cobalt Industrial REIT II	Industrial portfolio	36%(b)	102,599	113,623
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%(c)	34,541	36,218
Brixmor/IA JV, LLC	Retail Shopping Centers	(d)	90,315	103,567
Other Unconsolidated Entities (e)	Various Real Estate investments	Various	26,344	36,795
			$253,799	$316,711

(a)
On August 10, 2007, the Company entered into a joint venture with The Lexington Master Limited Partnership (“LMLP”) and LMLP GP LLC (“LMLP GP”), for the purpose of directly or indirectly acquiring, financing, holding for investment, operating, and leasing real estate assets as acquired by the joint venture. The Company’s initial capital contribution was approximately $127,500 and LMLP’s initial contribution was approximately $22,500. On September 5, 2012, the Company entered into a definitive agreement and sold the Company's interest in Net Lease Strategic Asset Fund L.P. to LMLP. The Company received its final distribution of $9,438 and recorded a loss of $1,556 on the sale of the investment. For the years ended December 31, 2012 and 2011, the Company recorded an impairment of $4,200 and $113,621, respectively, on this investment.

(b)
On June 29, 2007, the Company entered into a joint venture, Cobalt Industrial REIT II (“Cobalt”), to invest $149,000 in shares of common beneficial interest. The investment gives the Company the right to a preferred dividend equal to 9% per annum. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Cobalt, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control Cobalt. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting.

(c)
On April 23, 2007, the Company entered into a joint venture, D.R. Stephens Institutional Fund, LLC, between the Company and Stephens Ventures III, LLC (“Stephens Member”) for the purpose of acquiring entities engaged in the acquisition, ownership, and development of real property. The Company’s initial capital contribution was limited to approximately $90,000 and the Stephens Member’s initial contribution was limited to approximately $10,000. Stephens & Stephens LLC (“Stephens”), an affiliate of the Stephens Member, is the managing member of D.R. Stephens Institutional Fund, LLC. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also require the agreement of Stephens Member, which equates to shared decision making ability, and therefore do not give the Company control over the venture. As such, the Company has significant influence but does not control D.R. Stephens Institutional Fund, LLC. Therefore, the Company does not consolidate this entity, rather the Company accounts for its investment in the entity under the equity method of accounting. As of December 31,

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

2012, the Company determined that the investment may have a reduction in the expected holding period. Therefore, for the year ended December 31, 2012, the Company recorded an impairment of $2,700 on this investment.

(d)
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

(e)
On July 7, 2011, a foreclosure sale was held on a hotel property which previously secured one of the Company’s notes receivable. The note had been in default and fully impaired since 2009. A trust, on behalf of the lender group, was the successful bidder at the foreclosure sale and thereby, the Company obtained an equity interest in the trust which is the 100% owner of the hotel property. The Company’s interest is not consolidated and the equity method is used to account for the investment. The Company recorded its equity interest at fair value and recognized a gain of $17,150 in 2011 on the conversion of the note reflected in other income on the consolidated statement of operations and other comprehensive income. As of December 31, 2012, the Company recorded an impairment of $2,465 on one lodging joint venture and a loss of $1,401 on the sale of another lodging joint venture.

In total, the Company recorded an impairment of $9,365, $113,621 and $11,239 related to three, one and two of its unconsolidated entities for the years ended December 31, 2012, 2011 and 2010, respectively.
Combined Financial Information
The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

	Balance as of December 31, 2012	Balance as of December 31, 2011
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$1,437,268	$1,949,035
Other assets	222,096	485,887
Total Assets	$1,659,364	$2,434,922
Liabilities and Equity:
Mortgage debt	$1,062,086	$1,402,462
Other liabilities	89,573	94,361
Equity	507,705	938,099
Total Liabilities and Equity	$1,659,364	$2,434,922
Company’s share of equity	$252,994	$307,684
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,714 and $1,372, respectively)	805	9,027
Carrying value of investments in unconsolidated entities	$253,799	$316,711

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

	For the years ended
	December 31, 2012	December 31, 2011	December 31, 2010
Statements of Operations:
Revenues	$202,155	$283,913	$287,694
Expenses:
Interest expense and loan cost amortization	$63,233	$91,965	$90,857
Depreciation and amortization	83,324	111,699	99,254
Operating expenses, ground rent and general and administrative expenses	76,149	159,539	100,954
Impairments	553	21,017	14,019
Total expenses	$223,259	$384,220	$305,084
Net loss before gain on sale of real estate	$(21,104)	$(100,319)	$(17,390)
Gain on sale of real estate	9,484	9,219	553
Net loss	$(11,620)	$(91,100)	$(16,837)
Company’s share of:
Net loss, net of excess basis depreciation of $342, $5 and $84	$1,998	$(12,802)	$(18,684)
The unconsolidated entities had total third party debt of $1,062,086 at December 31, 2012 that matures as follows:

2013	$143,157
2014	75,458
2015	58,950
2016	4,100
2017	165,100
Thereafter	615,321
$1,062,086
The debt maturities of the unconsolidated entities are not recourse to the Company and the Company has no obligation to fund such debt maturities. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

(6) Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the years ended December 31, 2012, 2011 and 2010.

	For the years ended			Unpaid amount as of
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011
General and administrative:
General and administrative reimbursement (a)	$12,189	$9,404	$8,205	$4,017	$2,734
Loan servicing (b)	147	586	586	—	—
Investment advisor fee (c)	1,768	1,564	1,447	150	135
Total general and administrative to related parties	$14,104	$11,554	$10,238	$4,167	$2,869
Property management fees (d)	$27,615	$31,437	$30,828	$75	$(178)
Business manager fee (e)	$39,892	$40,000	$36,000	$9,910	$10,000
Loan placement fees (f)	$1,241	$1,260	$845	$—	$—

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of December 31, 2012 and 2011 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
The property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees up to a certain percentage of gross operating income (as defined). For the six months ending June 30, 2012, the property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services; however, (1) for triple-net lease properties, the property managers were entitled to monthly fees equal to 2.9% of the gross income generated by the applicable property each month and (2) for bank branches, the property managers were entitled to monthly fees equal to 2.5% of the gross income generated by the applicable property each month in operating companies purchased by the Company. The property managers were entitled to receive an oversight fee of 1% of gross operating income (as defined). These rates became effective January 1, 2012 when the Company entered into an extension agreement with the property managers which extended the term through June 30, 2012.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $14,049, $15,752 and $14,626 for the year ended December 31, 2012, 2011 and 2010, respectively. Unpaid amounts as of December 31, 2012 and 2011 are included in other liabilities on the consolidated balance sheets.

(e)
After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the years ended December 31, 2012, 2011 and 2010, average invested assets were $11,470,745, $11,515,550 and $11,411,953. The Company incurred a business management fee of $39,892, $40,000, and $36,000, which is equal to 0.35%, 0.35%, and 0.32% of average invested assets for the years ended December 31, 2012, 2011 and 2010, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the year ended December 31, 2012, the Company incurred $108 of investigation costs, resulting in a business management fee expense of $39,892 for the year ended December 31, 2012. In addition, effective July 30, 2012, the Company extended the agreement with the Business Manager through July 30, 2013. The terms of the Business Manager Agreement remains unchanged.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of December 31, 2012 and 2011, the Company had deposited $375 and $373, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and two related parties, Inland Real Estate Corporation (“IRC”) and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America ("RPAI"). The Company paid insurance premiums of $12,217, $9,627 and $10,096 for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, the Company held 889,820 and 889,820 shares of IRC valued at $7,540 and $6,848, respectively.
(7) Investment in Marketable Securities
Investment in marketable securities of $327,655 and $289,365 at December 31, 2012 and 2011, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $242,370 and $245,131 at December 31, 2012 and 2011, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income of $85,285, $44,234 and $52,965, which includes gross unrealized losses of $2,014, $9,990 and $5,433 as of December 31, 2012, 2011 and 2010, respectively. Gross unrealized losses on investments have a related fair value of $14,576 as of December 31, 2012.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the year ended December 31, 2012, the Company recorded impairment of $1,899 compared to an impairment of $24,356 and $1,856 for the years ended December 31, 2011 and 2010 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and (impairment) on securities, net on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

Dividend income is recognized when earned. During the years ended December 31, 2012, 2011 and 2010, dividend income of $20,757, $18,586 and $18,386 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.
(8) Leases
Operating Leases
Minimum lease payments to be received under operating leases, excluding multi-family and lodging properties and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2013	$525,951
2014	488,259
2015	457,727
2016	408,825
2017	343,120
2018	234,662
2019	204,455
2020	176,264
2021	152,872
2022	113,723
Thereafter	484,061
Total	$3,589,919
The remaining lease terms range from one year to thirty-eight years. The majority of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

(9) Intangible Assets and Goodwill
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2012 and 2011.

	Balance as of December 31, 2012	Balance as of December 31, 2011
Intangible assets:
Acquired in-place lease	$573,711	$601,959
Acquired above market lease	41,276	37,624
Acquired below market ground lease	10,536	8,825
Advance bookings	8,410	5,924
Accumulated amortization	(366,301)	(335,761)
Net intangible assets	267,632	318,571
Goodwill, net	31,196	7,761
Total intangible assets, net	$298,828	$326,332
Intangible liabilities:
Acquired below market lease	$101,430	$99,187
Acquired above market ground lease	5,839	5,840
Accumulated amortization	(26,500)	(21,824)
Net intangible liabilities	$80,769	$83,203
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
The following table summarized the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2012, 2011 and 2010.

	For the years ended
	December 31, 2012	December 31, 2011	December 31, 2010
Amortization of:
Acquired above market lease costs	$(4,507)	$(5,076)	$(5,797)
Acquired below market lease costs	$6,771	$6,767	$6,218
Net rental income increase	$2,264	$1,691	$421
Acquired in-place lease intangibles	$56,645	$63,157	$71,148

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(4,082)	(3,648)	(3,188)	(2,949)	(2,481)	(6,290)	$(22,638)
Acquired below market lease costs	$5,716	5,313	5,109	4,941	4,777	50,017	$75,873
Net rental income increase	$1,634	1,665	1,921	1,992	2,296	43,727	$53,235
Acquired in-place lease intangibles	$51,083	37,832	32,964	29,836	23,723	58,663	$234,101
Advance bookings	$1,730	1,694	557	—	—	—	$3,981
Acquired below market ground lease	$(206)	(206)	(206)	(206)	(206)	(5,882)	$(6,912)
Acquired above market ground lease	$140	140	140	140	140	4,196	$4,896
(10) Mortgages, Notes and Margins Payable
During the years ended December 31, 2012 and 2011, the following debt transactions occurred:

Balance at December 31, 2010	$5,532,057
New financings	1,252,057
Paydown of debt	(781,606)
Extinguishment of debt	(102,983)
Amortization of discount/premium	3,187
Balance at December 31, 2011	$5,902,712
New financings	867,651
Paydown of debt	(409,067)
Assumed financings, net of discount	228,706
Extinguishment of debt	(590,344)
Amortization of discount/premium	6,488
Balance at December 31, 2012	$6,006,146
Mortgage loans outstanding as of December 31, 2012 and 2011 were $5,894,443 and $5,812,595 and had a weighted average interest rate of 5.1% and 5.2% per annum, respectively. Mortgage premium and discount, net was a discount of $27,439 and $30,741 as of December 31, 2012 and 2011. As of December 31, 2012, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

	As of December 31, 2012	Weighted average interest rate
2013	$882,907	4.52%
2014	$668,974	3.97%
2015	$684,328	4.64%
2016	$782,997	5.42%
2017	$1,230,313	5.57%
Thereafter	$1,644,924	5.57%

The Company is negotiating refinancing debt maturing in 2013 with various lenders at terms that will allow us to pay lower interest rates. It is anticipated that the Company will be able to repay, refinance or extend the maturities and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt, approximately $691,469 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2012, the Company was in compliance with all mortgage loan requirements except five loans with a carrying value of $72,414; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $17,078 in 2012, and $43,236 in 2017.
The Company has purchased a portion of its securities through margin accounts. As of December 31, 2012 and 2011, the Company recorded a payable of $139,142 and $120,858, respectively, for securities purchased on margin. At December 31, 2012 and 2011, the interest rate on the margin loans was 0.560% and 0.621%, respectively. Interest expense in the amount of $756, $473 and $419 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2012, 2011 and 2010, respectively.
(11) Derivatives
As of December 31, 2012, in connection with certain mortgages payable that have variable interest rates, the Company has entered into interest rate swap agreements, with a notional value of $176,394. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps were considered highly effective as of December 31, 2012. The change in the fair value of the Company’s swaps as reflected in other comprehensive income was $1,413, $1,249, and $300 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes interest rate swap contracts outstanding as of December 31, 2012 and 2011:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2012	Fair Value as of December 31, 2011
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	33,062	(243)	(1,156)
January 16, 2009	January 13, 2009	January 13, 2012	1.62%	1 month LIBOR	N/A	—	(10)
August 19, 2010	August 31, 2010	March 27, 2012	0.63%	1 month LIBOR	N/A	—	(22)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	29,727	(68)	(181)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	26,090	(1)	(121)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	22,696	—	(105)
April 28, 2011	May 3, 2011	September 30, 2012	1.575%	1 month LIBOR	N/A	—	(481)
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	56,501	(507)	(130)
October 14, 2011	October 14, 2011	October 22, 2013	1.04%	1 month LIBOR	8,318	(52)	(78)
					$176,394	$(871)	$(2,284)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

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
Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The derivative instruments were reported at their fair value of $871 and $2,284 in other liabilities at December 31, 2012 and 2011, respectively. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the next 12 months, the Company estimates that $683 of loss will be reclassified into earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2012, 2011 and 2010:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the years ended December 31,			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the years ended December 31,			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) For the years ended December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest Rate Products	$1,413	$1,249	$300	Interest expense	$(2,329)	$(4,012)	$(4,508)	Interest expense	$—	$(84)	$473

(12) Fair Value Measurements
In accordance with FASB ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2012
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Description
Available-for-sale real estate equity securities	$304,811	$—	$—
Real estate related bonds	—	22,844	—
Total assets	$304,811	$22,844	$—
Derivative interest rate instruments	$—	$(871)	$—
Total liabilities	$—	$(871)	$—

	Fair Value Measurements at December 31, 2011
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Description
Available-for-sale real estate equity securities	$274,274	$—	$—
Real estate related bonds	—	15,091	—
Total assets	$274,274	$15,091	$—
Derivative interest rate instruments	$—	$(2,284)	$—
Total liabilities	$—	$(2,284)	$—
Level 1
At December 31, 2012 and 2011, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2012 and 2011, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

Level 3
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash gains and impairment charges to reflect the investments at their fair values for the years ended December 31, 2012 and 2011. The asset groups that were reflected at fair value through this evaluation are:

	As of December 31, 2012		As of December 31, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Gain (Impairment Losses), net	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Gain (Impairment Losses), net
Investment properties	$146,085	$(77,348)	$76,346	$(28,967)
Investment in unconsolidated entities	36,469	(5,165)	43,658	(96,471)
Total	$182,554	$(82,513)	$120,004	$(125,438)

The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.00% to 10.00% and discount rates ranging from 8.00% to 11.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

For the year ended December 31, 2012, the Company identified certain properties which may have a reduction in the expected holding period, and the Company reviewed the probability of the disposition of these properties. For the years ended, December 31, 2012, 2011 and 2010, the Company recorded an impairment of investment properties of $77,348, $28,967 and $0, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $5,968, $134,673 and $47,529 was included in discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company's estimated fair value relating to the investment in unconsolidated entities' impairment analysis was based on letters of intent or purchase contracts, broker opinions of value, expected future cash distributions and the fair value of the Company's interest in the underlying assets of the investment using a net asset value model. The net asset value model utilizes an income capitalization analysis and consists of unobservable inputs such as forecasted net operating income and capitalization rates based on market conditions.  Capitalization rates ranging from 6.50% to 8.25% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

For the year ended December 31, 2011, the Company recognized an investment in unconsolidated entities equal to its equity investment in a trust which owns 100% of a hotel property. The investment was a result of a conversion of a note receivable to an equity interest in which the Company recognized a gain of $17,150 for the year ended December 31, 2011. The fair value of hotel property was estimated based on analysis of appraisals, broker opinions of value, and discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates and discount rates are utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

For the years ended, December 31, 2012, 2011 and 2010, the Company recorded an impairment of investments in unconsolidated entities of $9,365, $113,621, and $11,239, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

For the year ended December 31, 2010, the Company determined that it is probable that it will not be able to collect all amounts due under the contractual terms of the note receivables. When the Company assesses the potential impairment of notes receivables, an evaluation of the fair value of the collateral is performed through a review of third party appraisals and discounted cash flow models. The Company's discounted cash flow models include contractual inflows and outflows over a specific holding period and utilize unobservable inputs based on market conditions and the Company's expected growth rates. The Company believes the capitalization rates and discount rates utilized in the models are based upon observable rates that are within a reasonable range of current market rates.
For the years ended December 31, 2012, 2011 and 2010, the Company recorded an impairment of notes receivables of $0, $0 and $111,896, respectively.

Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of December 31, 2012 and December 31, 2011.

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$5,894,443	$5,790,201	$5,812,595	$5,524,022
Margins payable	$139,142	$139,142	$120,858	$120,858
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 5.1% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

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
The components of income tax expense for the years ended December 31:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

	2012			2011			2010
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$267	$2,603	$2,870	$110	$588	$698	$1,502	$1,466	$2,968
Deferred	4,412	489	4,901	(3,837)	(248)	(4,085)	(6,698)	(788)	(7,486)
Total income expense (benefit)	$4,679	$3,092	$7,771	$(3,727)	$340	$(3,387)	$(5,196)	$678	$(4,518)

Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Net operating loss	$11,618	$16,084
Deferred income	2,657	1,536
Basis difference on development property	31,916	31,916
Lease acquisition costs	—	314
Depreciation expense	879	753
Miscellaneous	(190)	118
Total deferred tax assets	46,880	50,721
Less: Valuation allowance	(39,360)	(38,300)
Net deferred tax assets	$7,520	$12,421
Deferred tax liabilities	$—	$—
Federal net operating loss carryforwards amounting to $11,618 begin to expire in 2023, if not utilized by then.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $39,360 at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2012. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2012, 2011 and 2010 or in the consolidated balance sheets as of December 31, 2012 and 2011. As of December 31, 2012, the Company’s 2011, 2010, and 2009 tax years remain subject to examination by U.S. and various state tax jurisdictions.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

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
A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2012 is as follows:

	2012	2011	2010
Ordinary income	$0.07	$0.19	$0.17
Return of capital	0.43	0.31	0.33
Total distributions per share	$0.50	$0.50	$0.50

IRS Closing Agreement

The Company has identified certain distribution and shareholder reimbursement practices that may have caused certain dividends to be treated as preferential dividends, which cannot be used to satisfy the 90% Distribution Requirement. The Company has also identified the ownership of certain assets that may have violated a REIT qualification requirement that prohibits a REIT from owning "securities" of any one issuer in excess of 5% of the REIT's total assets at the end of any calendar quarter (the "5% Securities Test"). In order to provide greater certainty with respect to the Company's qualification as a REIT for federal income tax purposes, management concluded that it was in the best interest of the Company and its stockholders to request closing agreements from the Internal Revenue Service ("IRS") for both the Company and MB REIT with respect to such matters. Accordingly, on October 31, 2012, MB REIT filed a request for a closing agreement with the IRS. Additionally, the Company filed a separate request for a closing agreement on its own behalf on March 7, 2013.

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

The Company can provide no assurance that the IRS will accept the Company's or MB REIT's closing agreement requests. Even if the IRS accepts those requests, the Company and MB REIT may be required to pay a penalty. The Company cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. The Company believes that (i) the IRS will enter into closing agreements with the Company and MB REIT and (ii) the Business Manager may be liable, in whole or in part, for any penalty imposed in connection with those closing agreements. As noted above, the Company can provide no assurance that the IRS will enter into closing agreements with the Company and MB REIT or that the Company and MB REIT will not be liable for any penalty imposed in connection with those closing agreements. Management believes based on the currently available information, that such penalty, if any, will not have a material adverse effect on the financial statements of the Company.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

(14) Segment Reporting
The Company has five business segments: Retail, Lodging, Office, Industrial and Multi-family. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments primarily exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
Prior to October 1, 2010, the Company considered the net operating income of the assets of LIP Holdings, LLC, its 100% owned subsidiary (LIP-H), which consisted of eight operating office and retail properties, a segment. Due to the settlement and consolidation of the remaining Lauth assets and the disposition of four of eight LIP-H assets, the Company no longer evaluates the net operating income of these assets as a segment. For the year ended December 31, 2011, the assets of the LIP-H segment were classified into the appropriate segment as identified above. The Company has restated the prior years’ comparatives to conform with current year presentation.
For the year ended December 31, 2012, approximately 10% of the Company’s rental revenue (related to the retail, office, and industrial segments) was generated by over 400 retail banking properties leased to SunTrust Banks, Inc. Also, as of December 31, 2012, approximately 8% of the Company’s rental revenue (related to the retail, office, and industrial segments) was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

The following table summarizes net operating income by segment as of and for the year ended December 31, 2012.

	Total	Retail	Lodging	Office	Industrial	Multi- Family
Rental income	$610,788	$302,323	$—	$143,019	$80,866	$84,580
Straight line income	12,166	5,833	—	3,883	2,215	235
Tenant recovery income	98,770	68,611	—	26,292	3,370	497
Other property income	15,244	5,215	—	3,089	356	6,584
Lodging income	700,427	—	700,427	—	—	—
Total income	$1,437,395	$381,982	$700,427	$176,283	$86,807	$91,896
Operating expenses	$681,008	$103,719	$485,517	$44,054	$6,636	$41,082
Net operating income	$756,387	$278,263	$214,910	$132,229	$80,171	$50,814
Non allocated expenses (a)	$(500,942)
Other income and expenses (b)	$(283,403)
Loss from unconsolidated entities (c)	$(10,324)
Provision for asset impairment	$(77,348)
Net loss from continuing operations	$(115,630)
Income from discontinued operations, net	$51,981
Net income attributable to noncontrolling interests	$(5,689)
Net loss attributable to Company	$(69,338)
Balance Sheet Data:
Real estate assets, net (d)	$9,279,123	$3,542,440	$2,684,575	$1,482,555	$799,503	$770,050
Non-segmented assets (e)	1,480,761
Total Assets	$10,759,884
Capital expenditures	$88,637	$16,334	$60,381	$6,891	$2,826	$2,205

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain, (loss) and (impairment) on securities, net, and income tax expense.

(c)	Loss from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Real estate assets includes intangible assets, net of amortization.

(e)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

The following table summarizes net operating income by segment as of and for the year ended December 31, 2011.

	Total	Retail	Lodging	Office	Industrial	Multi- Family
Rental income	$579,784	$284,449	$—	$143,112	$76,923	$75,300
Straight line income	15,162	6,934	—	4,147	3,856	225
Tenant recovery income	90,213	63,033	—	25,300	1,414	466
Other property income	16,462	5,214	—	3,885	1,120	6,243
Lodging income	526,252	—	526,252	—	—	—
Total income	$1,227,873	$359,630	$526,252	$176,444	$83,313	$82,234
Operating expenses	$549,340	$101,347	$358,934	$44,394	$5,415	$39,250
Net operating income	$678,533	$258,283	$167,318	$132,050	$77,898	$42,984
Non allocated expenses (a)	$(479,000)
Other income and expenses (b)	$(266,274)
Loss from unconsolidated entities (c)	$(118,825)
Provision for asset impairment	$(28,967)
Net loss from continuing operations	$(214,533)
Loss from discontinued operations, net	$(95,012)
Net income attributable to noncontrolling interests	$(6,708)
Net loss attributable to Company	$(316,253)
Balance Sheet Data:
Real estate assets, net (d)	$9,429,500	$3,803,062	$2,386,432	$1,568,153	$910,227	$761,626
Non-segmented assets (e)	1,489,690
Total Assets	$10,919,190
Capital expenditures	$83,405	$18,642	$53,453	$5,427	$4,168	$1,715

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain, (loss) and (impairment) on securities, net, and income tax benefit.

(c)	Loss from unconsolidated entities consists of equity losses in earnings of unconsolidated entities as well as gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Real estate assets includes intangible assets, net of amortization.

(e)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

The following table summarizes net operating income by segment as of and for the year ended December 31, 2010.

	Total	Retail	Lodging	Office	Industrial	Multi- Family
Rental income	$542,773	$259,703	$—	$141,903	$75,491	$65,676
Straight line income	17,577	8,680	—	5,755	2,939	203
Tenant recovery income	85,263	57,436	—	26,419	1,037	371
Other property income	14,544	4,764	—	4,227	110	5,443
Lodging income	434,539	—	434,539	—	—	—
Total income	$1,094,696	$330,583	$434,539	$178,304	$79,577	$71,693
Operating expenses	$474,773	$88,886	$297,580	$44,603	$5,041	$38,663
Net operating income	$619,923	$241,697	$136,959	$133,701	$74,536	$33,030
Non allocated expenses (a)	$(462,831)
Other income and expenses (b)	$(209,606)
Loss from unconsolidated entities (c)	$(29,923)
Provision for asset impairment (d)	$(111,896)
Net loss from continuing operations	$(194,333)
Income from discontinued operations, net	$27,041
Net income attributable to noncontrolling interests	$(9,139)
Net loss attributable to Company	$(176,431)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain, (loss) and (impairment) on securities, net, and income tax benefit.

(c)	Loss from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Provision for asset impairment consists of provision for asset impairment, provision for goodwill impairment, and provision for notes receivable impairment.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except for per share amounts)

December 31, 2012, 2011 and 2010

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
The basic and diluted weighted average number of common shares outstanding was 879,685,949, 858,637,707 and 835,131,057 for the years ended December 31, 2012, 2011 and 2010.
(16) Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2012 the Company has funded $50,041 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of December 31, 2012.
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
Inland American Business Manager & Advisor, Inc. has offered to reduce the business management fee in an aggregate amount necessary to reimburse the Company for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by the Company, or fees and costs otherwise covered by insurance. The business manager also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the SEC investigation. On May 4, 2012, Inland American Business Manager & Advisor, Inc. forwarded a letter to the Company that memorializes this arrangement.

The Company have also received two related demands by stockholders to conduct investigations regarding claims that the officers, the board of directors, the business manager, and the affiliates of the business manager (the "Inland American Parties") breached their fiduciary duties to the Company in connection with the matters that the Company disclosed are subject to the Investigation. The first demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in the payment of fees to the business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. The second demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether the Company might become a self-administered REIT. There has been no lawsuit filed, however, with regard to these matters.

The full Board of Directors has responded by authorizing the independent directors to investigate the claims contained in the demand letters, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC investigation.  Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate.  The special litigation committee intends to investigate these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2012, 2011 and 2010

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

(17) Subsequent Events

Subsequent to December 31, 2012, the Company purchased one retail property, two lodging properties, and one student housing property for a gross acquisition price of $119,900.

(18) Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2012 and 2011.

	2012
	Dec. 31	Sept. 30	June 30	March 31
Total income	$370,758	$368,639	$378,834	$319,164
Net loss	(2,731)	(12,917)	(17,791)	(30,210)
Net loss attributable to Company	(3,569)	(17,576)	(17,910)	(30,283)
Net loss, per common share, basic and diluted (1)	(0.01)	(0.02)	(0.02)	(0.03)
Weighted average number of common shares outstanding, basic and diluted (1)	886,849,317	881,717,879	877,188,933	872,886,566
	2011
	Dec. 31	Sept. 30	June 30	March 31
Total income	$305,208	$313,418	$314,966	$294,281
Net loss	(182,076)	(48,952)	(26,114)	(52,403)
Net loss attributable to Company	(182,188)	(51,677)	(27,761)	(54,627)
Net loss, per common share, basic and diluted (1)	(0.22)	(0.06)	(0.03)	(0.06)
Weighted average number of common shares outstanding, basic and diluted (1)	867,028,126	861,505,671	855,953,324	849,843,349

(1)	Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET Plano, TX	7,712	3,500	9,241	—	264	3,500	9,505	13,005	1,866	2007
24 HOUR FITNESS -THE WOODLANDS Woodlands, TX	3,500	1,540	11,287	—	—	1,540	11,287	12,827	2,864	2005
95th and CICERO Oak Lawn, IL	8,949	4,500	9,910	—	49	4,500	9,959	14,459	1,522	2008
ALCOA EXCHANGE Bryant, AR	12,200	4,900	15,577	—	90	4,900	15,668	20,568	2,621	2008
ALCOA EXCHANGE II Benton, AR	—	1,300	5,511	—	—	1,300	5,511	6,811	797	2009
ANDERSON CENTRAL Anderson, SC	13,653	2,800	9,961	—	382	2,800	10,343	13,143	1,034	2010
ANTOINE TOWN CENTER Houston, TX	5,490	1,645	7,343	—	188	1,645	7,531	9,176	1,890	2005
ATASCOCITA SHOPPING CENTER Humble, TX	—	1,550	7,994	(398)	(2,866)	1,152	5,129	6,281	292	2005
BARTOW MARKETPLACE Atlanta, GA	23,298	5,600	20,154	—	50	5,600	20,204	25,804	2,038	2010
BAY COLONY League City, TX	22,255	3,190	30,828	—	5,452	3,190	36,280	39,470	8,533	2005
BAY COLONY II League City, TX	27,470	4,500	32,514	—	4,478	4,500	36,992	41,492	1,584	2011
BEAR CREEK VILLAGE CENTER Wildomar, CA	14,361	3,523	12,384	—	(72)	3,523	12,313	15,836	1,698	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
BELLERIVE PLAZA Nicholasville, KY	6,092	2,400	7,749	—	76	2,400	7,825	10,225	1,601	2007
BENT TREE PLAZA Raleigh, NC	6,433	1,983	7,093	—	(120)	1,983	6,972	8,955	1,044	2009
BI-LO—GREENVILLE Greenville, SC	4,286	1,400	5,503	—	—	1,400	5,503	6,903	1,268	2006
BLACKHAWK TOWN CENTER Houston, TX	12,125	1,645	19,982	—	1	1,645	19,984	21,629	5,009	2005
BOYNTON COMMONS Miami, FL	27,854	11,400	17,315	—	146	11,400	17,461	28,861	1,777	2010
BRANDON CENTRE SOUTH Brandon, FL	16,133	5,720	19,500	—	810	5,720	20,310	26,030	4,050	2007
BROOKS CORNER San Antonio, TX	13,970	10,600	13,648	—	2,781	10,600	16,429	27,029	3,831	2006
BUCKHEAD CROSSING Atlanta, GA	33,215	7,565	27,104	—	(1,210)	7,565	25,894	33,459	3,576	2009
BUCKHORN PLAZA Bloomsburg, PA	9,025	1,651	11,770	—	772	1,651	12,542	14,193	2,870	2006
CAMPUS MARKETPLACE San Marcos, CA	18,792	6,723	27,462	—	(160)	6,723	27,302	34,024	3,674	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CENTERPLACE OF GREELEY Greeley, CO	15,518	3,904	14,715	—	(51)	3,904	14,664	18,568	2,093	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	59	2,669	10,897	13,566	2,287	2007
CHEYENNE MEADOWS Colorado Springs, CO	6,415	2,023	6,991	—	(149)	2,023	6,842	8,865	987	2009
CHILI’S—HUNTING BAYOU Jacinto City, TX	—	400	—	—	—	400	—	400	—	2005
CINEMARK—JACINTO CITY Jacinto City, TX	—	1,160	10,540	(164)	(3,668)	996	6,872	7,868	422	2005
CITIZENS (CFG) DELAWARE Lewes, DE	—	525	353	—	(4)	525	349	874	71	2007
CITIZENS (CFG) ILLINOIS Villa Park, IL	—	575	379	(118)	(156)	457	223	681	—	2007
CITIZENS (CFG) ILLINOIS Westchester, IL	—	725	582	—	(1)	725	580	1,305	119	2007
CITIZENS (CFG) ILLINOIS Chicago Heights, IL	—	290	904	—	(2)	290	902	1,192	185	2007
CITIZENS (CFG) MELLON BANK BLD Georgetown, DE	—	725	2,255	—	311	725	2,567	3,292	499	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

			Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance		Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) NEW HAMPSHIRE Manchester, NH	—		9,620	15,633	—	—	9,620	15,633	25,253	3,197	2007
CITIZENS (CFG) NEW HAMPSHIRE Hinsdale, NH	—		172	281	(32)	(110)	140	171	310	—	2007
CITIZENS (CFG) NEW JERSEY Haddon Heights, NJ	—		500	466	—	—	500	466	966	95	2007
CITIZENS (CFG) NEW YORK Plattsburgh, NY	—		70	1,342	(46)	(1,126)	24	216	240	6	2007
CITIZENS (CFG) PENNSYLVANIA Camp Hill, PA	—		1,150	1,420	(508)	(917)	642	502	1,144	—	2007
CITIZENS (CFG) PENNSYLVANIA Charlerol, PA	—		40	1,555	—	—	40	1,555	1,595	318	2007
CITIZENS (CFG) PENNSYLVANIA Dallastown, PA	—		150	962	(113)	(816)	37	146	183	1	2007
CITIZENS (CFG) PENNSYLVANIA Glenside, PA	—		385	1,727	—	—	385	1,727	2,112	353	2007
CITIZENS (CFG) PENNSYLVANIA Reading, PA	—	165	165	2,265	—	—	165	2,265	2,430	463	2007
CITIZENS (CFG) PENNSYLVANIA York, PA	—		400	3,016	(276)	(2,513)	124	503	627	—	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) PENNSYLVANIA Altoona, PA	—	100	573	(18)	(218)	82	354	437	—	2007
CITIZENS (CFG) PENNSYLVANIA Cranberry, PA	—	100	483	(18)	(185)	82	298	380	—	2007
CITIZENS (CFG) RHODE ISLAND Providence, RI	—	1,278	3,817	—	(7)	1,278	3,810	5,088	780	2007
CITIZENS (CFG) RHODE ISLAND Warwick, RI	—	2,254	15,856	—	(30)	2,254	15,826	18,080	3,238	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) MASSACHUSETTS Springfield, MA	—	310	856	—	(1)	310	855	1,165	175	2007
CITIZENS (CFG) MASSACHUSETTS Springfield, MA	—	300	243	(60)	(98)	240	144	385	—	2007
CITY CROSSING Warner Robins, GA	17,418	4,200	5,679	—	16	4,200	5,695	9,895	667	2010
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	(349)	1,143	4,240	5,383	625	2009
CROSS TIMBERS COURT Flower Mound, TX	8,193	3,300	9,939	—	147	3,300	10,086	13,386	2,026	2007
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	—	1,115	3,970	14,847	18,817	3,122	2007
CUSTER CREEK VILLAGE Richardson, TX	10,149	4,750	12,245	—	89	4,750	12,333	17,083	2,474	2007
CYFAIR TOWN CENTER Cypress, TX	9,095	1,800	13,093	—	53	1,800	13,146	14,946	2,944	2006
CYFAIR TOWN CENTER II Houston, TX	32,955	11,300	39,840	—	2,922	11,300	42,762	54,062	1,859	2011
CYPRESS TOWN CENTER Houston, TX	—	1,850	11,630	(805)	(7,314)	1,045	4,315	5,360	216	2005

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
DONELSON PLAZA Nashville, TN	2,315	1,000	3,147	—	—	1,000	3,147	4,147	663	2007
DOTHAN PAVILION Dothan, AL	37,165	8,200	38,759	—	950	8,200	39,710	47,910	5,611	2009
EAST GATE Aiken, SC	6,800	2,000	10,305	—	194	2,000	10,498	12,498	2,165	2007
ELDRIDGE TOWN CENTER Houston, TX	9,000	3,200	16,663	—	305	3,200	16,968	20,168	4,467	2005
FABYAN RANDALL PLAZA Batavia, IL	13,405	2,400	22,198	—	(4)	2,400	22,194	24,594	5,060	2006
FAIRVIEW MARKET Simpsonville, SC	2,477	1,140	5,241	—	(179)	1,140	5,062	6,201	676	2009
FLOWER MOUND CROSSING Flower Mound, TX	8,342	4,500	9,049	—	389	4,500	9,438	13,938	1,944	2007
FOREST PLAZA Fond du Lac, WI	1,959	3,400	14,550	—	553	3,400	15,103	18,503	2,905	2007
FURY’S FERRY Augusta, GA	6,381	1,600	9,783	—	507	1,600	10,290	11,890	2,121	2007
GARDEN VILLAGE San Pedro, CA	11,977	3,188	16,522	—	(217)	3,188	16,305	19,493	2,219	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
GATEWAY MARKET CENTER Tampa, FL	23,173	13,600	4,992	—	321	13,600	5,313	18,913	675	2010
GATEWAY PLAZA Jacksonville, NC	10,098	4,700	6,769	—	(175)	4,700	6,594	11,294	728	2010
GLENDALE HEIGHTS I, II, III Glendale Heights, IL	4,705	2,220	6,399	—	172	2,220	6,571	8,791	1,518	2006
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	18,299	7,200	26,984	—	117	7,200	27,101	34,301	3,006	2009
GRAVOIS DILLON PLAZA High Ridge, MO	12,630	7,300	—	—	16,122	7,300	16,122	23,422	3,322	2007
HERITAGE CROSSING Wilson, NC	16,800	4,400	22,921	—	1,252	4,400	24,173	28,573	2,401	2010
HERITAGE HEIGHTS Grapevine, TX	10,719	4,600	13,502	—	282	4,600	13,784	18,384	2,720	2007
HERITAGE PLAZA—CHICAGO Carol Stream, IL	10,481	5,297	8,831	—	(423)	5,297	8,408	13,705	1,224	2009
HIGHLAND PLAZA Katy, TX	—	2,450	15,642	(520)	(6,207)	1,930	9,435	11,365	601	2005
HIRAM PAVILION Hiram, GA	37,609	4,600	16,832	—	1,198	4,600	18,030	22,630	1,898	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HUNTER’S GLEN CROSSING Plano, TX	9,790	4,800	11,719	—	593	4,800	12,312	17,112	2,391	2007
HUNTING BAYOU Jacinto City, TX	—	2,400	16,265	—	793	2,400	17,058	19,458	4,381	2006
IA ORLANDO SAND Orlando, FL	—	19,388	—	—	—	19,388	—	19,388	—	2011
INTECH RETAIL Indianapolis, IN	2,688	819	2,038	—	121	819	2,159	2,978	329	2009
JAMES CENTER Tacoma, WA	12,734	4,497	16,219	—	(119)	4,497	16,100	20,597	2,398	2009
JOSEY OAKS CROSSING Carrollton, TX	9,346	2,620	13,989	—	238	2,620	14,227	16,847	2,885	2007
LA FITNESS AT ELDRIDGE LAKES Houston, TX	5,000	500	8,398	—	—	500	8,398	8,898	369	2011
LAKEPORT COMMONS Sioux City, IA	22,950	7,800	39,984	—	3,037	7,800	43,021	50,821	7,802	2007
LEGACY CROSSING Marion, OH	10,890	4,280	13,896	—	296	4,280	14,191	18,471	2,944	2007
LEXINGTON ROAD Athens, GA	5,454	1,980	7,105	—	—	1,980	7,105	9,085	1,606	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LINCOLN MALL Lincoln, RI	33,835	11,000	50,395	—	4,064	11,000	54,459	65,459	12,232	2006
LINCOLN VILLAGE Chicago, IL	22,035	13,600	25,053	—	780	13,600	25,833	39,433	5,728	2006
LOGAN'S ROADHOUSE Orlando, FL	—	—	1,881	—	—	—	1,881	1,881	187	2010
LORD SALISBURY CENTER Salisbury, MD	12,600	11,000	9,567	—	46	11,000	9,613	20,613	1,927	2007
MARKET AT MORSE / HAMILTON Columbus, OH	—	4,490	8,734	(907)	(3,504)	3,583	5,230	8,814	102	2007
MARKET AT WESTLAKE Westlake Hills, TX	4,803	1,200	6,274	—	79	1,200	6,353	7,553	1,316	2007
MCKINNEY TOWN CENTER McKinney, TX	21,412	16,297	22,562	—	460	16,297	23,022	39,319	2,214	2007
MERCHANTS CROSSING Englewood, FL	11,112	3,404	11,281	—	(1,152)	3,404	10,129	13,533	1,569	2009
MIDDLEBURG CROSSING Middleburg, FL	5,247	2,760	7,145	—	450	2,760	7,595	10,355	1,429	2007
MONADNOCK MARKETPLACE Keene, NH	26,785	7,000	39,008	—	307	7,000	39,314	46,314	9,604	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
NEW FOREST CROSSING II Houston, TX	—	1,490	3,922	(253)	(999)	1,237	2,923	4,160	175	2006
NEWTOWN ROAD Virginia Beach, VA	968	574	877	—	(877)	574	—	574	—	2006
NORTHWEST MARKETPLACE Houston, TX	19,965	2,910	30,340	—	57	2,910	30,397	33,307	5,967	2007
NTB ELDRIDGE Houston, TX	500	960	—	—	—	960	—	960	—	2005
PALAZZO DEL LAGO Orlando, FL	—	8,938	—	—	—	8,938	—	8,938	—	2010
PALM HARBOR SHOPPING CENTER Palm Coast, FL	12,100	2,836	10,927	—	(572)	2,836	10,355	13,192	1,459	2009
PARADISE PLACE West Palm Beach, FL	10,149	3,975	5,912	—	19	3,975	5,931	9,906	600	2010
PARADISE SHOPS OF LARGO Largo, FL	6,545	4,640	7,483	—	(7)	4,640	7,476	12,116	1,977	2005
PARK WEST PLAZA Grapevine, TX	7,532	4,250	8,186	—	28	4,250	8,214	12,464	1,723	2007
PARKWAY CENTRE NORTH Grove City, OH	13,892	4,680	16,046	—	1,821	4,680	17,867	22,547	3,771	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PARKWAY CENTRE NORTH OUTLOT B Grove City, OH	2,198	900	2,590	—	4	900	2,595	3,495	549	2007
PAVILION AT LAQUINTA LaQuinta, CA	24,200	15,200	20,947	—	24	15,200	20,972	36,172	2,842	2009
PAVILIONS AT HARTMAN HERITAGE Independence, MO	23,450	9,700	28,849	—	4,815	9,700	33,664	43,364	6,291	2007
PEACHLAND PROMENADE Port Charlotte, FL	3,233	1,742	6,502	—	(58)	1,742	6,444	8,186	954	2009
PENN PARK Oklahoma City, OK	31,000	6,260	29,424	—	1,799	6,260	31,223	37,483	5,902	2007
PIONEER PLAZA Mesquite, TX	2,250	373	3,099	—	12	373	3,112	3,484	657	2007
PLEASANT HILL SQUARE Duluth, GA	30,459	7,950	22,651	(3,399)	(11,772)	4,551	10,879	15,430	94	2010
POPLIN PLACE Monroe, NC	22,554	6,100	27,790	—	436	6,100	28,226	34,326	4,394	2008
PRESTONWOOD SHOPPING CENTER Dallas, TX	26,600	25,400	17,193	—	251	25,400	17,444	42,844	1,672	2010
PROMENADE FULTONDALE Fultondale, AL	16,870	5,540	22,414	—	159	5,540	22,573	28,113	3,115	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RALEIGH HILLSBOROUGH Raleigh, NC	—	2,605	—	—	—	2,605	—	2,605	—	2007
RIVERSTONE SHOPPING CENTER Missouri City, TX	21,000	12,000	26,395	—	232	12,000	26,626	38,626	5,366	2007
RIVERVIEW VILLAGE Arlington, TX	10,121	6,000	9,649	—	107	6,000	9,756	15,756	1,956	2007
ROCKWELL PLAZA Oklahoma City, OK	16,250	3,800	26,296	—	—	3,800	26,296	30,096	—	2012
ROSE CREEK Woodstock, GA	4,339	1,443	5,630	—	(99)	1,443	5,531	6,974	820	2009
ROSEWOOD SHOPPING CENTER Columbia, SC	3,444	1,138	3,946	—	(81)	1,138	3,865	5,003	583	2009
SALTGRASS RESTAURANT-HUNTING BAYOU Jacinto City, TX	—	540	—	—	—	540	—	540	—	2005
SARASOTA PAVILION Sarasota, FL	40,425	12,000	25,823	—	222	12,000	26,045	38,045	2,662	2010
SCOFIELD CROSSING Austin, TX	8,435	8,100	4,992	—	28	8,100	5,020	13,120	1,062	2007
SHALLOTTE COMMONS Shallotte, NC	6,078	1,650	9,028	(606)	(4,771)	1,044	4,257	5,300	—	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SHERMAN PLAZA Evanston, IL	30,275	9,655	30,982	—	8,517	9,655	39,499	49,154	8,043	2006
SHERMAN TOWN CENTER Sherman, TX	33,858	4,850	49,273	—	157	4,850	49,430	54,280	10,960	2006
SHERMAN TOWN CENTER II Sherman, TX	10,000	3,000	14,805	—	(36)	3,000	14,769	17,769	1,093	2010
SHILOH SQUARE Garland, TX	3,238	1,025	3,946	—	1	1,025	3,947	4,972	794	2007
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	273	9,340	20,524	29,864	3,372	2008
SILVERLAKE Erlanger, KY	5,487	2,031	6,975	—	(103)	2,031	6,872	8,903	993	2009
SONIC AT ANTOINE TOWN CENTER Houston, TX	360	649	—	—	—	649	—	649	—	2011
SOUTHGATE VILLAGE Pelham, AL	5,039	1,789	6,266	—	(81)	1,789	6,185	7,974	733	2009
SPARKS CROSSING Sparks, NV	—	10,330	23,238	—	75	10,330	23,313	33,643	1,526	2011
SPRING TOWN CENTER Spring, TX	—	3,150	12,433	—	121	3,150	12,554	15,704	2,985	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SPRING TOWN CENTER III Spring, TX	—	1,320	3,070	—	2,008	1,320	5,078	6,398	897	2007
STABLES TOWN CENTER I and II Spring, TX	13,750	4,650	19,006	—	2,369	4,650	21,376	26,026	5,111	2005
STATE STREET MARKET Rockford, IL	10,348	3,950	14,184	—	1,771	3,950	15,955	19,905	3,497	2006
STONE CREEK San Marcos, TX	9,939	—	—	—	9,723	—	9,723	9,723	301
STONECREST MARKETPLACE Lithonia, GA	34,516	6,150	23,321	—	377	6,150	23,698	29,848	2,398	2010
STONE RIDGE MARKET San Antonio, TX	28,125	13,400	43,812	—	—	13,400	43,812	57,212	—	2012
STOP & SHOP—SICKLERVILLE Sicklerville, NJ	8,535	2,200	11,559	—	—	2,200	11,559	13,759	2,663	2006
STOP N SHOP—BRISTOL Bristol, RI	8,204	1,700	11,830	—	—	1,700	11,830	13,530	2,726	2006
STOP N SHOP—CUMBERLAND Cumberland, RI	11,531	2,400	16,196	—	—	2,400	16,196	18,596	3,731	2006
STOP N SHOP - FRAMINGHAM Framingham, MA	9,115	6,500	8,517	—	—	6,500	8,517	15,017	1,962	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
STOP N SHOP—HYDE PARK Hyde Park, NY	8,100	2,000	12,274	—	—	2,000	12,274	14,274	2,999	2006
STOP N SHOP—MALDEN Malden, MA	12,496	6,700	13,828	—	—	6,700	13,828	20,528	3,186	2006
STOP N SHOP—SOUTHINGTON Southington, CT	11,145	4,000	13,938	—	—	4,000	13,938	17,938	3,211	2006
STOP N SHOP—SWAMPSCOTT Swampscott, MA	10,879	4,200	13,613	—	—	4,200	13,613	17,813	3,136	2006
STREETS OF CRANBERRY Cranberry Township, PA	19,834	4,300	20,215	—	8,268	4,300	28,484	32,784	5,123	2007
STREETS OF INDIAN LAKES Hendersonville, TN	37,500	8,825	48,679	—	6,314	8,825	54,993	63,818	7,945	2008
SUNCREEK VILLAGE Plano, TX	2,683	900	3,155	—	26	900	3,181	4,081	677	2007
SUNTRUST BANK I AL Muscle Shoals, AL	966	675	1,018	—	(1)	675	1,017	1,692	190	2007
SUNTRUST BANK I AL Killen, AL	426	633	449	—	—	633	449	1,082	84	2007
SUNTRUST BANK I DC Brightwood, DC	—	500	2,082	—	(1)	500	2,081	2,581	388	2007
SUNTRUST BANK I FL Panama City, FL	839	1,200	603	—	—	1,200	603	1,803	112	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Orlando, FL	—	1,400	786	—	—	1,400	786	2,186	147	2007
SUNTRUST BANK I FL Apopka, FL	—	1,276	620	—	—	1,276	620	1,896	115	2007
SUNTRUST BANK I FL Bayonet Point, FL	819	1,285	584	—	—	1,285	584	1,869	109	2007
SUNTRUST BANK I FL West Palm Beach, FL	—	800	879	—	—	800	879	1,679	164	2007
SUNTRUST BANK I FL Daytona Beach, FL	940	600	681	—	—	600	681	1,281	127	2007
SUNTRUST BANK I FL Sarasota, FL	737	900	534	—	—	900	534	1,434	100	2007
SUNTRUST BANK I FL Dade City, FL	—	759	425	—	—	759	425	1,184	79	2007
SUNTRUST BANK I FL Pensacola, FL	499	725	359	—	—	725	359	1,084	67	2007
SUNTRUST BANK I FL New Smyrna Beach, FL	—	1,100	1,142	—	—	1,100	1,142	2,242	213	2007
SUNTRUST BANK I FL Clearwater, FL	1,308	1,700	933	—	—	1,700	933	2,633	174	2007
SUNTRUST BANK I FL Daytona Beach, FL	829	1,218	601	—	—	1,218	601	1,819	112	2007
SUNTRUST BANK I FL Deltona, FL	812	950	579	—	—	950	579	1,529	108	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Boca Raton, FL	1,172	1,900	849	—	—	1,900	849	2,749	158	2007
SUNTRUST BANK I FL Clearwater, FL	1,124	900	802	—	—	900	801	1,701	149	2007
SUNTRUST BANK I FL Ocala, FL	804	1,476	574	—	—	1,476	574	2,049	107	2007
SUNTRUST BANK I FL Palm Coast, FL	748	1,100	534	—	—	1,100	534	1,634	99	2007
SUNTRUST BANK I FL Tampa, FL	—	650	348	—	—	650	348	998	65	2007
SUNTRUST BANK I FL Fort Meade, FL	982	1,400	712	—	—	1,400	712	2,112	133	2007
SUNTRUST BANK I FL Fruitland Park, FL	446	575	321	—	—	575	321	896	60	2007
SUNTRUST BANK I FL Ocala, FL	703	953	509	—	—	953	509	1,462	95	2007
SUNTRUST BANK I FL Ormond Beach, FL	1,063	950	771	—	—	950	771	1,721	144	2007
SUNTRUST BANK I FL Gainesville, FL	740	1,100	537	—	—	1,100	537	1,637	100	2007
SUNTRUST BANK I FL Lakeland, FL	509	625	366	—	—	625	366	991	68	2007
SUNTRUST BANK I FL Hobe Sound, FL	884	950	641	—	—	950	641	1,591	119	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Mulberry, FL	433	600	314	—	—	600	314	914	58	2007
SUNTRUST BANK I FL Indian Harbour Beach, FL	764	1,060	553	—	—	1,060	553	1,613	103	2007
SUNTRUST BANK I FL Inverness, FL	986	500	715	—	—	500	715	1,215	133	2007
SUNTRUST BANK I FL Lake Mary, FL	1,993	2,100	1,422	—	—	2,100	1,422	3,522	265	2007
SUNTRUST BANK I FL Melbourne, FL	906	910	656	—	—	910	656	1,566	122	2007
SUNTRUST BANK I FL St. Petersburg, FL	724	1,000	525	—	—	1,000	524	1,524	98	2007
SUNTRUST BANK I FL Lutz, FL	653	1,100	474	—	—	1,100	473	1,573	88	2007
SUNTRUST BANK I FL Marianna, FL	1,179	275	841	—	—	275	841	1,116	157	2007
SUNTRUST BANK I FL Gainesville, FL	469	730	340	—	—	730	340	1,070	63	2007
SUNTRUST BANK I FL Vero Beach, FL	1,361	900	979	—	—	900	979	1,879	183	2007
SUNTRUST BANK I FL Mount Dora, FL	1,065	500	772	—	—	500	772	1,272	144	2007
SUNTRUST BANK I FL Sarasota, FL	1,172	1,800	850	—	—	1,800	850	2,650	158	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL New Smyrna Beach, FL	556	300	403	—	—	300	403	703	75	2007
SUNTRUST BANK I FL Lakeland, FL	972	1,700	705	—	—	1,700	705	2,405	131	2007
SUNTRUST BANK I FL North Palm Beach, FL	—	1,300	585	—	—	1,300	585	1,885	109	2007
SUNTRUST BANK I FL Port St. Lucie, FL	761	900	552	—	—	900	551	1,451	103	2007
SUNTRUST BANK I FL Clearwater, FL	—	1,100	410	—	—	1,100	410	1,510	76	2007
SUNTRUST BANK I FL Okeechobee, FL	861	1,200	620	—	—	1,200	620	1,820	115	2007
SUNTRUST BANK I FL Ormond Beach, FL	1,186	650	859	—	—	650	859	1,509	160	2007
SUNTRUST BANK I FL Osprey, FL	999	1,100	719	—	—	1,100	719	1,819	134	2007
SUNTRUST BANK I FL Panama City Beach, FL	—	601	303	—	—	601	303	903	56	2007
SUNTRUST BANK I FL New Port Richey, FL	634	975	459	—	—	975	459	1,434	86	2007
SUNTRUST BANK I FL Pembroke Pines, FL	993	1,750	708	—	—	1,750	708	2,458	132	2007
SUNTRUST BANK I FL Orlando, FL	992	1,023	719	—	—	1,023	719	1,742	134	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Pompano Beach, FL	1,237	1,800	896	—	—	1,800	896	2,696	167	2007
SUNTRUST BANK I FL Jacksonville, FL	647	1,030	469	—	—	1,030	469	1,499	87	2007
SUNTRUST BANK I FL Brooksville, FL	—	298	155	—	—	298	155	453	29	2007
SUNTRUST BANK I FL Miami, FL	1,938	2,803	1,394	—	—	2,803	1,394	4,197	260	2007
SUNTRUST BANK I FL Rockledge, FL	796	490	577	—	—	490	577	1,067	107	2007
SUNTRUST BANK I FL Tampa, FL	561	812	406	—	—	812	406	1,218	76	2007
SUNTRUST BANK I FL Seminole, FL	1,586	1,565	1,141	—	—	1,565	1,141	2,706	213	2007
SUNTRUST BANK I FL Orlando, FL	985	1,430	714	—	—	1,430	713	2,143	133	2007
SUNTRUST BANK I FL Jacksonville, FL	594	861	431	—	—	861	430	1,291	80	2007
SUNTRUST BANK I FL Ocala, FL	1,071	1,500	764	—	—	1,500	764	2,264	142	2007
SUNTRUST BANK I FL Orlando, FL	—	2,200	1,142	—	—	2,200	1,142	3,342	213	2007
SUNTRUST BANK I FL Brooksville, FL	462	600	335	—	—	600	335	935	62	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Spring Hill, FL	1,067	600	761	—	—	600	761	1,361	142	2007
SUNTRUST BANK I FL St. Augustine, FL	1,062	1,000	758	—	—	1,000	758	1,758	141	2007
SUNTRUST BANK I FL Port St. Lucie, FL	951	1,050	689	—	—	1,050	689	1,739	128	2007
SUNTRUST BANK I FL Vero Beach, FL	609	850	441	—	—	850	441	1,291	82	2007
SUNTRUST BANK I FL Gulf Breeze, FL	795	1,150	576	—	—	1,150	576	1,726	107	2007
SUNTRUST BANK I FL Casselberry, FL	1,259	2,400	913	—	—	2,400	912	3,312	170	2007
SUNTRUST BANK I FL Winter Park, FL	1,494	2,700	1,075	—	—	2,700	1,074	3,774	200	2007
SUNTRUST BANK I FL Fort Pierce, FL	—	1,500	690	—	—	1,500	690	2,190	129	2007
SUNTRUST BANK I FL Plant City, FL	633	600	456	—	—	600	456	1,056	85	2007
SUNTRUST BANK I FL St. Petersburg, FL	913	1,540	662	—	—	1,540	662	2,202	123	2007
SUNTRUST BANK I FL Ormond Beach, FL	911	580	661	—	—	580	660	1,240	123	2007
SUNTRUST BANK I FL West St. Cloud, FL	1,085	1,840	786	(26)	—	1,814	786	2,600	147	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Tamarac, FL	899	1,450	652	—	—	1,450	652	2,102	121	2007
SUNTRUST BANK I GA Brunswick, GA	676	1,050	584	—	—	1,050	584	1,634	109	2007
SUNTRUST BANK I GA Kennesaw, GA	1,114	2,100	955	—	—	2,100	955	3,055	178	2007
SUNTRUST BANK I GA Columbus, GA	1,003	675	852	—	—	675	852	1,527	159	2007
SUNTRUST BANK I GA Atlanta, GA	3,857	7,184	3,329	—	—	7,184	3,330	10,514	621	2007
SUNTRUST BANK I GA Chamblee, GA	890	1,375	756	—	—	1,375	756	2,131	141	2007
SUNTRUST BANK I GA Conyers, GA	912	525	787	—	—	525	787	1,312	147	2007
SUNTRUST BANK I GA Atlanta, GA	1,414	1,750	1,211	—	—	1,750	1,212	2,962	226	2007
SUNTRUST BANK I GA Savannah, GA	560	300	483	—	—	300	483	783	90	2007
SUNTRUST BANK I GA Dunwoody, GA	—	1,325	1,190	—	—	1,325	1,190	2,515	222	2007
SUNTRUST BANK I GA Douglasville, GA	720	800	617	—	—	800	617	1,417	115	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Albany, GA	293	325	253	—	—	325	253	578	47	2007
SUNTRUST BANK I GA Athens, GA	540	865	466	—	—	865	466	1,330	87	2007
SUNTRUST BANK I GA Macon, GA	472	250	408	—	—	250	408	658	76	2007
SUNTRUST BANK I GA Atlanta, GA	—	500	652	—	—	500	653	1,153	122	2007
SUNTRUST BANK I GA Duluth, GA	1,366	1,275	1,171	—	—	1,275	1,171	2,446	218	2007
SUNTRUST BANK I GA Thomson, GA	—	360	565	—	—	360	565	925	105	2007
SUNTRUST BANK I GA Madison, GA	723	90	614	—	—	90	614	704	114	2007
SUNTRUST BANK I GA Savannah, GA	—	325	674	—	—	325	674	999	126	2007
SUNTRUST BANK I GA Marietta, GA	1,298	2,025	1,120	—	—	2,025	1,120	3,145	209	2007
SUNTRUST BANK I GA Marietta, GA	1,149	1,200	992	—	—	1,200	992	2,192	185	2007
SUNTRUST BANK I GA Cartersville, GA	1,322	1,000	1,141	—	—	1,000	1,141	2,141	213	2007
SUNTRUST BANK I GA Atlanta, GA	2,617	4,539	2,259	—	—	4,539	2,259	6,798	421	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Lithonia, GA	539	300	465	—	—	300	465	765	87	2007
SUNTRUST BANK I GA Peachtree City, GA	1,197	1,500	1,034	—	—	1,500	1,034	2,534	193	2007
SUNTRUST BANK I GA Stone Mountain, GA	797	575	688	—	—	575	688	1,263	128	2007
SUNTRUST BANK I GA Atlanta, GA	1,832	1,600	1,581	—	—	1,600	1,582	3,182	295	2007
SUNTRUST BANK I GA Waycross, GA	—	175	658	—	—	175	658	833	123	2007
SUNTRUST BANK I GA Union City, GA	402	475	347	—	—	475	347	822	65	2007
SUNTRUST BANK I GA Savannah, GA	535	650	462	—	—	650	462	1,112	86	2007
SUNTRUST BANK I GA Morrow, GA	1,017	525	878	—	—	525	878	1,403	164	2007
SUNTRUST BANK I GA Norcross, GA	462	575	396	—	—	575	396	971	74	2007
SUNTRUST BANK I GA Stockbridge, GA	699	869	603	—	—	869	603	1,472	112	2007
SUNTRUST BANK I GA Stone Mountain, GA	529	250	449	—	—	250	449	699	84	2007
SUNTRUST BANK I GA Sylvester, GA	450	575	388	—	—	575	388	963	72	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Evans, GA	1,233	1,100	1,065	—	—	1,100	1,065	2,165	198	2007
SUNTRUST BANK I GA Thomson, GA	340	200	294	—	—	200	294	494	55	2007
SUNTRUST BANK I MD Landover, MD	—	800	1,174	—	—	800	1,173	1,973	219	2007
SUNTRUST BANK I MD Avondale, MD	1,015	600	1,414	—	(1)	600	1,413	2,013	263	2007
SUNTRUST BANK I MD Cambridge, MD	1,050	800	1,462	—	(1)	800	1,461	2,261	272	2007
SUNTRUST BANK I MD Cockeysville, MD	1,139	800	1,575	—	(1)	800	1,574	2,374	293	2007
SUNTRUST BANK I MD Glen Burnie, MD	1,600	700	2,229	—	(1)	700	2,228	2,928	415	2007
SUNTRUST BANK I MD Annapolis, MD	1,776	100	2,473	—	(1)	100	2,473	2,573	461	2007
SUNTRUST BANK I MD Prince Frederick, MD	1,267	1,100	1,737	—	(1)	1,100	1,737	2,837	324	2007
SUNTRUST BANK I NC Greensboro, NC	608	600	844	—	—	600	844	1,444	157	2007
SUNTRUST BANK I NC Greensboro, NC	510	550	719	—	—	550	719	1,269	134	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Apex, NC	640	190	896	—	—	190	896	1,086	167	2007
SUNTRUST BANK I NC Arden, NC	341	450	477	—	—	450	477	927	89	2007
SUNTRUST BANK I NC Asheboro, NC	490	400	690	—	—	400	690	1,090	129	2007
SUNTRUST BANK I NC Bessemer City, NC	428	75	604	—	—	75	604	679	113	2007
SUNTRUST BANK I NC Durham, NC	315	500	444	—	—	500	444	944	83	2007
SUNTRUST BANK I NC Charlotte, NC	506	550	701	—	—	550	702	1,252	131	2007
SUNTRUST BANK I NC Charlotte, NC	632	200	891	—	—	200	891	1,091	166	2007
SUNTRUST BANK I NC Greensboro, NC	654	425	915	—	—	425	915	1,340	170	2007
SUNTRUST BANK I NC Creedmoor, NC	369	320	512	—	—	320	512	832	95	2007
SUNTRUST BANK I NC Durham, NC	565	280	796	—	—	280	797	1,077	148	2007
SUNTRUST BANK I NC Dunn, NC	583	400	821	—	—	400	822	1,222	153	2007
SUNTRUST BANK I NC Harrisburg, NC	276	550	389	—	—	550	389	939	73	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Hendersonville, NC	659	450	929	—	—	450	929	1,379	173	2007
SUNTRUST BANK I NC Cary, NC	—	230	708	—	—	230	709	939	132	2007
SUNTRUST BANK I NC Mebane, NC	734	300	1,034	—	—	300	1,035	1,335	193	2007
SUNTRUST BANK I NC Lenoir, NC	1,689	175	2,380	—	1	175	2,381	2,556	444	2007
SUNTRUST BANK I NC Roxboro, NC	539	130	747	—	—	130	748	878	139	2007
SUNTRUST BANK I NC Winston-Salem, NC	438	300	617	—	—	300	617	917	115	2007
SUNTRUST BANK I NC Oxford, NC	826	280	1,164	—	—	280	1,165	1,445	217	2007
SUNTRUST BANK I NC Pittsboro, NC	294	25	408	—	—	25	408	433	76	2007
SUNTRUST BANK I NC Charlotte, NC	753	500	1,061	—	—	500	1,061	1,561	198	2007
SUNTRUST BANK I NC Greensboro, NC	401	500	561	—	—	500	561	1,061	104	2007
SUNTRUST BANK I NC Stanley, NC	291	350	410	—	—	350	410	760	76	2007
SUNTRUST BANK I NC Salisbury, NC	273	275	382	—	—	275	382	657	71	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Stokesdale, NC	—	250	477	—	—	250	477	727	89	2007
SUNTRUST BANK I NC Sylva, NC	317	600	446	—	—	600	446	1,046	83	2007
SUNTRUST BANK I NC Lexington, NC	168	150	237	—	—	150	237	387	44	2007
SUNTRUST BANK I NC Walnut Cove, NC	478	140	674	—	—	140	674	814	126	2007
SUNTRUST BANK I NC Waynesville, NC	—	200	632	—	—	200	632	832	118	2007
SUNTRUST BANK I NC Concord, NC	—	550	757	—	—	550	757	1,307	141	2007
SUNTRUST BANK I NC Yadkinville, NC	668	250	941	—	—	250	941	1,191	175	2007
SUNTRUST BANK I NC Rural Hall, NC	252	275	356	—	—	275	356	631	66	2007
SUNTRUST BANK I NC Summerfield, NC	—	450	479	—	—	450	479	929	89	2007
SUNTRUST BANK I SC Greenville, SC	836	260	1,255	—	(1)	260	1,254	1,514	234	2007
SUNTRUST BANK I SC Fountain Inn, SC	—	36	904	—	(1)	36	903	939	168	2007
SUNTRUST BANK I SC Liberty, SC	513	80	758	—	—	80	758	838	141	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I SC Mauldin, SC	590	350	878	—	(1)	350	878	1,228	164	2007
SUNTRUST BANK I SC Greenville, SC	543	160	816	—	—	160	815	975	152	2007
SUNTRUST BANK I SC Greenville, SC	411	360	618	—	—	360	617	977	115	2007
SUNTRUST BANK I SC Greenville, SC	794	800	1,192	—	(1)	800	1,192	1,992	222	2007
SUNTRUST BANK I TN Kingsport, TN	343	240	319	—	—	240	319	559	59	2007
SUNTRUST BANK I TN Morristown, TN	251	370	234	—	—	370	233	603	44	2007
SUNTRUST BANK I TN Brentwood, TN	1,112	1,110	1,036	—	(1)	1,110	1,035	2,145	193	2007
SUNTRUST BANK I TN Brentwood, TN	1,001	1,100	932	—	(1)	1,100	931	2,031	174	2007
SUNTRUST BANK I TN Nashville, TN	1,104	1,450	1,028	—	(1)	1,450	1,027	2,477	191	2007
SUNTRUST BANK I TN Nashville, TN	—	675	350	—	—	675	350	1,025	65	2007
SUNTRUST BANK I TN East Ridge, TN	433	250	400	—	—	250	400	650	75	2007
SUNTRUST BANK I TN Nashville, TN	952	735	872	—	(1)	735	872	1,607	162	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN Chattanooga, TN	—	370	409	—	—	370	408	778	76	2007
SUNTRUST BANK I TN Lebanon, TN	925	675	848	—	(1)	675	847	1,522	158	2007
SUNTRUST BANK I TN Chattanooga, TN	677	425	630	—	(1)	425	630	1,055	117	2007
SUNTRUST BANK I TN Chattanooga, TN	531	185	491	—	—	185	491	676	91	2007
SUNTRUST BANK I TN Loudon, TN	411	410	383	—	—	410	383	793	71	2007
SUNTRUST BANK I TN Nashville, TN	726	1,400	671	—	(1)	1,400	671	2,071	125	2007
SUNTRUST BANK I TN Soddy Daisy, TN	423	150	394	—	—	150	393	543	73	2007
SUNTRUST BANK I TN Oak Ridge, TN	—	660	725	—	(1)	660	725	1,385	135	2007
SUNTRUST BANK I TN Savannah, TN	—	335	645	—	(1)	335	644	979	120	2007
SUNTRUST BANK I TN Signal Mountain, TN	403	550	375	—	—	550	375	925	70	2007
SUNTRUST BANK I TN Smyrna, TN	636	870	593	—	(1)	870	592	1,462	110	2007
SUNTRUST BANK I TN Murfreesboro, TN	570	1,000	530	—	(1)	1,000	530	1,530	99	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN Murfreesboro, TN	285	391	265	—	—	391	265	657	49	2007
SUNTRUST BANK I TN Johnson City, TN	184	180	168	—	—	180	168	348	31	2007
SUNTRUST BANK I TN Chattanooga, TN	298	453	278	—	—	453	278	730	52	2007
SUNTRUST BANK I TN Nashville, TN	488	620	454	—	—	620	454	1,074	85	2007
SUNTRUST BANK I VA Accomac, VA	232	30	260	—	—	30	260	290	49	2007
SUNTRUST BANK I VA Richmond, VA	273	300	306	—	—	300	306	606	57	2007
SUNTRUST BANK I VA Fairfax, VA	1,471	1,000	1,647	—	—	1,000	1,647	2,647	307	2007
SUNTRUST BANK I VA Fredericksburg, VA	911	1,000	1,012	—	—	1,000	1,012	2,012	189	2007
SUNTRUST BANK I VA Richmond, VA	261	500	292	—	—	500	292	792	54	2007
SUNTRUST BANK I VA Collinsville, VA	349	140	384	—	—	140	384	524	72	2007
SUNTRUST BANK I VA Doswell, VA	—	150	346	—	—	150	346	496	64	2007
SUNTRUST BANK I VA Lynchburg, VA	889	380	988	—	—	380	987	1,367	184	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA Stafford, VA	1,323	2,200	1,482	—	—	2,200	1,482	3,682	276	2007
SUNTRUST BANK I VA Gloucester, VA	1,036	760	1,142	—	—	760	1,142	1,902	213	2007
SUNTRUST BANK I VA Chesapeake, VA	653	450	726	—	—	450	725	1,175	135	2007
SUNTRUST BANK I VA Lexington, VA	204	310	228	—	—	310	228	538	42	2007
SUNTRUST BANK I VA Radford, VA	165	90	185	—	—	90	185	275	34	2007
SUNTRUST BANK I VA Williamsburg, VA	489	530	547	—	—	530	547	1,077	102	2007
SUNTRUST BANK I VA Salem, VA	—	860	479	—	—	860	479	1,339	89	2007
SUNTRUST BANK I VA Roanoke, VA	1,212	1,170	1,357	—	—	1,170	1,357	2,527	253	2007
SUNTRUST BANK I VA New Market, VA	—	150	634	—	—	150	634	784	118	2007
SUNTRUST BANK I VA Onancock, VA	892	200	999	—	—	200	999	1,199	186	2007
SUNTRUST BANK I VA Painter, VA	157	120	176	—	—	120	176	296	33	2007
SUNTRUST BANK I VA Stuart, VA	840	260	926	—	—	260	926	1,186	172	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA Roanoke, VA	445	450	498	—	—	450	498	948	93	2007
SUNTRUST BANK I VA Vinton, VA	—	399	243	—	—	399	243	642	45	2007
SUNTRUST II FLORIDA Miami, FL	1,550	1,533	893	—	3	1,533	896	2,429	164	2007
SUNTRUST II FLORIDA Destin, FL	1,408	1,392	811	—	2	1,392	813	2,206	149	2007
SUNTRUST II FLORIDA Dunedin, FL	—	1,463	852	—	2	1,463	855	2,318	157	2007
SUNTRUST II FLORIDA Palm Harbor FL	1,094	1,082	630	—	2	1,082	632	1,715	116	2007
SUNTRUST II FLORIDA Tallahassee, FL	1,694	1,675	976	—	3	1,675	979	2,654	179	2007
SUNTRUST II FLORIDA Orlando, FL	1,235	1,221	711	—	2	1,221	713	1,935	131	2007
SUNTRUST II FLORIDA Melbourne, FL	1,140	1,127	656	—	2	1,127	658	1,785	121	2007
SUNTRUST II FLORIDA Coral Springs, FL	1,333	1,319	768	—	2	1,319	770	2,089	141	2007
SUNTRUST II FLORIDA Lakeland, FL	1,049	1,038	604	—	2	1,038	606	1,644	111	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II FLORIDA Palm Coast, FL	—	1,221	711	—	2	1,221	713	1,935	131	2007
SUNTRUST II FLORIDA Plant City, FL	—	1,527	890	—	3	1,527	892	2,420	163	2007
SUNTRUST II FLORIDA South Daytona, FL	1,037	1,026	598	—	2	1,026	599	1,625	110	2007
SUNTRUST II FLORIDA Pensacola, FL	993	982	572	—	2	982	574	1,556	105	2007
SUNTRUST II FLORIDA West Palm Beach, FL	—	1,240	722	—	2	1,240	724	1,965	133	2007
SUNTRUST II FLORIDA Lake Wells, FL	—	815	475	—	1	815	476	1,292	87	2007
SUNTRUST II FLORIDA Dunnellon, FL	—	339	198	—	1	339	198	537	36	2007
SUNTRUST II FLORIDA Kissimmee, FL	—	1,180	687	—	2	1,180	689	1,869	126	2007
SUNTRUST II FLORIDA Port Orange, FL	—	1,131	659	—	2	1,131	660	1,791	121	2007
SUNTRUST II FLORIDA North Port, FL	—	1,119	652	—	2	1,119	654	1,772	120	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II FLORIDA Hudson, FL	—	1,095	638	—	2	1,095	640	1,735	117	2007
SUNTRUST II FLORIDA Port Orange, FL	—	1,030	600	—	2	1,030	602	1,632	110	2007
SUNTRUST II GEORGIA Atlanta, GA	1,487	1,399	1,057	58	6	1,458	1,063	2,521	195	2007
SUNTRUST II GEORGIA Bowden, GA	—	900	680	37	4	938	684	1,622	125	2007
SUNTRUST II GEORGIA St. Simons Island, GA	—	1,124	849	47	5	1,171	854	2,025	156	2007
SUNTRUST II GEORGIA Dunwoody, GA	—	1,734	1,310	72	7	1,806	1,317	3,123	241	2007
SUNTRUST II GEORGIA Atlanta, GA	1,086	1,022	772	42	4	1,064	776	1,841	142	2007
SUNTRUST II GEORGIA Jessup, GA	—	1,010	763	42	4	1,052	767	1,820	141	2007
SUNTRUST II GEORGIA Brunswick, GA	168	159	120	7	1	165	120	286	22	2007
SUNTRUST II GEORGIA Roswell, GA	1,347	1,268	958	53	5	1,320	963	2,283	176	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II GEORGIA Augusta, GA	—	607	459	25	2	632	461	1,094	84	2007
SUNTRUST II MARYLAND Annapolis, MD	2,949	1,747	2,890	—	2	1,747	2,892	4,639	530	2007
SUNTRUST II MARYLAND Frederick, MD	1,218	721	1,193	—	1	721	1,194	1,915	219	2007
SUNTRUST II MARYLAND Waldorf, MD	—	1,269	2,099	—	1	1,269	2,100	3,369	385	2007
SUNTRUST II MARYLAND Ellicott City, MD	—	962	1,591	—	1	962	1,592	2,554	292	2007
SUNTRUST II NORTH CAROLINA Belmont, NC	—	453	1,038	—	1	453	1,039	1,492	190	2007
SUNTRUST II NORTH CAROLINA Carrboro, NC	630	301	690	—	1	301	691	992	127	2007
SUNTRUST II NORTH CAROLINA Monroe, NC	1,257	601	1,375	—	2	601	1,377	1,978	252	2007
SUNTRUST II NORTH CAROLINA Lexington, NC	787	376	861	—	1	376	862	1,238	158	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II NORTH CAROLINA Burlington, NC	610	292	668	—	1	292	669	961	123	2007
SUNTRUST II NORTH CAROLINA Mocksville, NC	—	1,155	2,645	—	3	1,155	2,648	3,803	485	2007
SUNTRUST II NORTH CAROLINA Durham, NC	1,310	627	1,434	—	2	627	1,436	2,063	263	2007
SUNTRUST II NORTH CAROLINA Oakboro, NC	555	265	607	—	1	265	608	873	111	2007
SUNTRUST II NORTH CAROLINA Concord, NC	869	416	951	—	1	416	953	1,368	175	2007
SUNTRUST II NORTH CAROLINA Raleigh, NC	—	386	883	—	1	386	884	1,270	162	2007
SUNTRUST II NORTH CAROLINA Greensboro, NC	—	338	773	—	1	338	774	1,111	142	2007
SUNTRUST II NORTH CAROLINA Pittsboro, NC	222	106	243	—	—	106	243	349	45	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II NORTH CAROLINA Yadkinville, NC	351	168	385	—	—	168	385	553	71	2007
SUNTRUST II NORTH CAROLINA Matthews, NC	—	226	517	—	1	226	517	743	95	2007
SUNTRUST II NORTH CAROLINA Burlington, NC	—	183	419	—	1	183	420	603	77	2007
SUNTRUST II NORTH CAROLINA Zebulon, NC	706	338	773	—	1	338	774	1,111	142	2007
SUNTRUST II SOUTH CAROLINA Belton, SC	647	220	798	—	—	220	798	1,018	146	2007
SUNTRUST II SOUTH CAROLINA Anderson, SC	—	343	1,243	—	1	343	1,244	1,587	228	2007
SUNTRUST II SOUTH CAROLINA Travelers Rest, SC	918	312	1,132	—	1	312	1,132	1,444	208	2007
SUNTRUST II TENNESSEE Nashville, TN	1,780	1,190	1,619	—	3	1,190	1,623	2,812	297	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST II TENNESSEE Lavergne, TN	—	156	213	—	—	156	213	369	39	2007
SUNTRUST II TENNESSEE Nashville, TN	757	506	689	—	1	506	690	1,196	126	2007
SUNTRUST II TENNESSEE Nashville, TN	538	360	489	—	1	360	490	850	90	2007
SUNTRUST II TENNESSEE Chatanooga, TN	—	622	847	—	2	622	848	1,470	155	2007
SUNTRUST II TENNESSEE Madison, TN	—	587	798	—	2	587	800	1,387	147	2007
SUNTRUST II VIRGINIA Richmond, VA	1,383	759	1,423	—	(1)	759	1,422	2,181	261	2007
SUNTRUST II VIRGINIA Richmond, VA	—	235	441	—	—	235	441	676	81	2007
SUNTRUST II VIRGINIA Norfolk, VA	672	369	692	—	—	369	692	1,061	127	2007
SUNTRUST II VIRGINIA Lynchburg, VA	—	242	454	—	—	242	453	695	83	2007
SUNTRUST II VIRGINIA Cheriton, VA	—	203	382	—	—	203	381	585	70	2007
SUNTRUST II VIRGINIA Rocky Mount, VA	1,117	613	1,149	—	(1)	613	1,149	1,761	211	2007
SUNTRUST II VIRGINIA Petersburg, VA	253	139	260	—	—	139	260	399	48	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III DISTRICT OF COLUMBIA Washington, DC	1,737	800	1,986	—	—	800	1,986	2,786	346	2008
SUNTRUST III FLORIDA Avon Park, FL	1,091	1,199	729	—	—	1,199	729	1,928	127	2008
SUNTRUST III FLORIDA Bartow, FL	622	622	378	—	—	622	378	1,000	66	2008
SUNTRUST III FLORIDA Belleview, FL	560	616	374	—	—	616	374	991	65	2008
SUNTRUST III FLORIDA Beverly Hills, FL	1,021	1,020	620	—	—	1,020	620	1,640	108	2008
SUNTRUST III FLORIDA Boca Raton, FL	1,503	1,474	896	—	—	1,474	896	2,370	156	2008
SUNTRUST III FLORIDA Bradenton, FL	1,009	990	602	—	—	990	602	1,592	105	2008
SUNTRUST III FLORIDA Cape Coral, FL	1,214	1,192	724	—	—	1,192	724	1,916	126	2008
SUNTRUST III FLORIDA Clearwater, FL	569	559	340	—	—	559	340	898	59	2008
SUNTRUST III FLORIDA Crystal River, FL	1,677	1,646	1,000	—	—	1,646	1,000	2,645	174	2008
SUNTRUST III FLORIDA Daytona Beach Shores, FL	601	661	402	—	—	661	402	1,063	70	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Deland, FL	992	975	592	—	—	975	592	1,567	103	2008
SUNTRUST III FLORIDA Deland, FL	975	975	592	—	—	975	592	1,567	103	2008
SUNTRUST III FLORIDA Edgewater, FL	1,063	1,043	634	—	—	1,043	634	1,677	110	2008
SUNTRUST III FLORIDA Flager Beach, FL	941	924	562	—	—	924	562	1,486	98	2008
SUNTRUST III FLORIDA Fort Myers, FL	690	678	412	—	—	678	412	1,090	72	2008
SUNTRUST III FLORIDA Fort Myers, FL	1,082	1,081	657	—	—	1,081	657	1,738	114	2008
SUNTRUST III FLORIDA Greenacres City, FL	1,454	1,426	867	—	—	1,426	867	2,293	151	2008
SUNTRUST III FLORIDA Gulf Breeze, FL	1,812	1,778	1,080	—	—	1,778	1,080	2,859	188	2008
SUNTRUST III FLORIDA Haines City, FL	1,107	1,106	672	—	—	1,106	672	1,778	117	2008
SUNTRUST III FLORIDA Hallandale, FL	2,220	2,178	1,323	—	—	2,178	1,323	3,501	230	2008
SUNTRUST III FLORIDA Hamosassa, FL	618	680	413	—	—	680	413	1,093	72	2008
SUNTRUST III FLORIDA Hilaleah, FL	2,154	2,115	1,285	—	—	2,115	1,285	3,401	224	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Inverness, FL	525	577	350	—	—	577	350	927	61	2008
SUNTRUST III FLORIDA Jacksonville, FL	862	862	524	—	—	862	524	1,385	91	2008
SUNTRUST III FLORIDA Jacksonville, FL	1,101	1,080	656	—	—	1,080	656	1,736	114	2008
SUNTRUST III FLORIDA Jupiter, FL	1,176	1,294	786	—	—	1,294	786	2,080	137	2008
SUNTRUST III FLORIDA Lady Lake, FL	1,022	1,124	683	—	—	1,124	683	1,806	119	2008
SUNTRUST III FLORIDA Lady Lake, FL	1,307	1,283	779	—	—	1,283	779	2,062	136	2008
SUNTRUST III FLORIDA Lake Placid, FL	1,053	1,052	639	—	—	1,052	639	1,692	111	2008
SUNTRUST III FLORIDA Lakeland, FL	809	795	483	—	—	795	483	1,278	84	2008
SUNTRUST III FLORIDA Largo, FL	719	706	429	—	—	706	429	1,135	75	2008
SUNTRUST III FLORIDA Lynn Haven, FL	879	863	525	—	—	863	525	1,388	91	2008
SUNTRUST III FLORIDA Melbourne, FL	890	874	531	—	—	874	531	1,405	92	2008
SUNTRUST III FLORIDA Miami, FL	1,634	1,633	992	—	—	1,633	992	2,624	173	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Miami Beach, FL	957	956	581	—	—	956	581	1,538	101	2008
SUNTRUST III FLORIDA New Port Richey, FL	936	935	568	—	—	935	568	1,503	99	2008
SUNTRUST III FLORIDA Orlando, FL	1,499	1,498	910	—	—	1,498	910	2,408	158	2008
SUNTRUST III FLORIDA Orlando, FL	1,278	1,405	854	—	—	1,405	854	2,259	149	2008
SUNTRUST III FLORIDA Palm Harbor, FL	583	572	348	—	—	572	348	920	61	2008
SUNTRUST III FLORIDA Palm Harbor, FL	1,378	1,352	821	—	—	1,352	821	2,173	143	2008
SUNTRUST III FLORIDA Port St. Lucie, FL	945	928	564	—	—	928	564	1,492	98	2008
SUNTRUST III FLORIDA Punta Gorda, FL	1,696	1,695	1,030	—	—	1,695	1,030	2,724	179	2008
SUNTRUST III FLORIDA Roseland, FL	993	974	592	—	—	974	592	1,567	103	2008
SUNTRUST III FLORIDA Sebring, FL	802	787	478	—	—	787	478	1,265	83	2008
SUNTRUST III FLORIDA Seminole, FL	757	743	452	—	—	743	452	1,195	79	2008
SUNTRUST III FLORIDA Spring Hill, FL	835	820	498	—	—	820	498	1,319	87	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III FLORIDA Spring Hill, FL	1,237	1,360	827	—	—	1,360	827	2,187	144	2008
SUNTRUST III FLORIDA Spring Hill, FL	1,210	1,330	808	—	—	1,330	808	2,138	141	2008
SUNTRUST III FLORIDA St. Petersburg, FL	953	936	569	—	—	936	569	1,505	99	2008
SUNTRUST III FLORIDA Stuart, FL	1,733	1,906	1,158	—	—	1,906	1,158	3,063	202	2008
SUNTRUST III FLORIDA Sun City Center, FL	2,014	2,013	1,223	—	—	2,013	1,223	3,236	213	2008
SUNTRUST III FLORIDA Tamarac, FL	1,547	1,518	922	—	—	1,518	922	2,440	161	2008
SUNTRUST III FLORIDA Valrico, FL	605	605	367	—	—	605	367	972	64	2008
SUNTRUST III FLORIDA Wildwood, FL	760	760	462	—	—	760	462	1,221	80	2008
SUNTRUST III FLORIDA Zephyhills, FL	817	802	488	—	—	802	488	1,290	85	2008
SUNTRUST III FLORIDA Zephyhills, FL	1,742	1,916	1,164	—	—	1,916	1,164	3,080	203	2008
SUNTRUST III GEORGIA Albany, GA	659	564	482	—	—	564	482	1,046	84	2008
SUNTRUST III GEORGIA Alpharetta, GA	1,917	1,642	1,404	—	—	1,642	1,404	3,046	244	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III GEORGIA Alpharetta, GA	1,440	1,233	1,054	—	—	1,233	1,054	2,287	183	2008
SUNTRUST III GEORGIA Athens, GA	1,117	1,061	907	—	—	1,061	907	1,968	158	2008
SUNTRUST III GEORGIA Atlanta, GA	2,300	2,005	1,714	—	—	2,005	1,714	3,719	298	2008
SUNTRUST III GEORGIA Atlanta, GA	498	427	365	—	—	427	365	791	63	2008
SUNTRUST III GEORGIA Augusta, GA	935	888	759	—	—	888	759	1,647	132	2008
SUNTRUST III GEORGIA Augusta, GA	455	432	370	—	—	432	370	802	64	2008
SUNTRUST III GEORGIA Augusta, GA	680	582	498	—	—	582	498	1,080	87	2008
SUNTRUST III GEORGIA Baxley, GA	1,055	904	772	—	—	904	772	1,676	134	2008
SUNTRUST III GEORGIA Columbus, GA	610	523	447	—	—	523	447	970	78	2008
SUNTRUST III GEORGIA Conyers, GA	531	454	389	—	—	454	389	843	68	2008
SUNTRUST III GEORGIA Douglas, GA	706	615	526	—	—	615	526	1,141	92	2008
SUNTRUST III GEORGIA Duluth, GA	1,182	1,122	959	—	—	1,122	959	2,081	167	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III GEORGIA Jonesboro, GA	937	802	686	—	—	802	686	1,488	119	2008
SUNTRUST III GEORGIA Lawrenceville, GA	1,828	1,593	1,362	—	—	1,593	1,362	2,955	237	2008
SUNTRUST III GEORGIA Marietta, GA	851	728	622	—	—	728	622	1,351	108	2008
SUNTRUST III GEORGIA Norcross, GA	735	641	548	—	—	641	548	1,189	95	2008
SUNTRUST III GEORGIA Tucker, GA	891	777	664	—	—	777	664	1,441	116	2008
SUNTRUST III GEORGIA Warner Robins, GA	1,435	1,251	1,069	—	—	1,251	1,069	2,320	186	2008
SUNTRUST III GEORGIA Woodstock, GA	1,225	1,050	897	—	—	1,050	897	1,947	156	2008
SUNTRUST III GEORGIA Macon, GA	388	332	284	—	—	332	284	615	49	2008
SUNTRUST III MARYLAND Bladensburg, MD	1,040	563	1,427	—	—	563	1,427	1,989	248	2008
SUNTRUST III MARYLAND Chestertown, MD	822	368	933	—	—	368	933	1,301	162	2008
SUNTRUST III MARYLAND Upper Marlboro, MD	1,717	770	1,952	—	—	770	1,952	2,721	340	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III NORTH CAROLINA Black Mountain, NC	972	617	953	—	—	617	953	1,570	166	2008
SUNTRUST III NORTH CAROLINA Butner, NC	430	273	422	—	—	273	422	695	74	2008
SUNTRUST III NORTH CAROLINA Cary, NC	758	546	843	—	—	546	843	1,389	147	2008
SUNTRUST III NORTH CAROLINA Chapel Hill, NC	480	346	534	—	—	346	534	880	93	2008
SUNTRUST III NORTH CAROLINA Denton, NC	834	600	928	—	—	600	928	1,528	162	2008
SUNTRUST III NORTH CAROLINA Erwin, NC	514	320	495	—	—	320	495	815	86	2008
SUNTRUST III NORTH CAROLINA Greensboro, NC	616	384	594	—	—	384	594	978	103	2008
SUNTRUST III NORTH CAROLINA Hudson, NC	491	312	482	—	—	312	482	794	84	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III NORTH CAROLINA Huntersville, NC	524	333	514	(157)	—	176	514	690	89	2008
SUNTRUST III NORTH CAROLINA Kannapolis, NC	1,100	792	1,224	—	—	792	1,224	2,016	213	2008
SUNTRUST III NORTH CAROLINA Kernersville, NC	565	407	628	—	—	407	628	1,035	109	2008
SUNTRUST III NORTH CAROLINA Marshville, NC	358	224	345	—	—	224	345	569	60	2008
SUNTRUST III NORTH CAROLINA Mocksville, NC	610	439	678	—	—	439	678	1,118	118	2008
SUNTRUST III NORTH CAROLINA Monroe, NC	536	335	517	—	—	335	517	852	90	2008
SUNTRUST III NORTH CAROLINA Monroe, NC	633	395	610	—	—	395	610	1,004	106	2008
SUNTRUST III NORTH CAROLINA Norwood, NC	557	354	546	—	—	354	546	900	95	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III NORTH CAROLINA Raleigh, NC	1,272	916	1,415	—	—	916	1,415	2,332	246	2008
SUNTRUST III NORTH CAROLINA Roxboro, NC	845	608	940	—	—	608	940	1,548	164	2008
SUNTRUST III NORTH CAROLINA Spencer, NC	538	342	528	—	—	342	528	869	92	2008
SUNTRUST III NORTH CAROLINA Wake Forest, NC	1,347	841	1,299	—	—	841	1,299	2,139	226	2008
SUNTRUST III NORTH CAROLINA Youngsville, NC	232	167	259	—	—	167	259	426	45	2008
SUNTRUST III SOUTH CAROLINA Anderson, SC	791	422	836	—	—	422	836	1,258	145	2008
SUNTRUST III SOUTH CAROLINA Spartanburg, SC	520	278	550	—	—	278	550	828	96	2008
SUNTRUST III TENNESSEE Chattanooga, TN	574	597	343	—	—	597	343	940	60	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III TENNESSEE Chattanooga, TN	680	783	449	—	—	783	449	1,232	78	2008
SUNTRUST III TENNESSEE Chattanooga, TN	464	533	306	—	—	533	306	839	53	2008
SUNTRUST III TENNESSEE Chattanooga, TN	701	716	411	—	—	716	411	1,127	72	2008
SUNTRUST III TENNESSEE Cleveland, TN	339	353	203	—	—	353	203	556	35	2008
SUNTRUST III TENNESSEE Johnson City, TN	112	115	66	—	—	115	66	180	11	2008
SUNTRUST III TENNESSEE Jonesborough, TN	232	237	136	—	—	237	136	373	24	2008
SUNTRUST III TENNESSEE Lake City, TN	564	576	330	—	—	576	330	907	58	2008
SUNTRUST III TENNESSEE Lawrenceburg, TN	303	310	178	—	—	310	178	488	31	2008
SUNTRUST III TENNESSEE Murfreesboro, TN	581	593	340	—	—	593	340	934	59	2008
SUNTRUST III TENNESSEE Nashville, TN	846	973	558	—	—	973	558	1,531	97	2008
SUNTRUST III TENNESSEE Nashville, TN	752	768	441	—	—	768	441	1,209	77	2008
SUNTRUST III TENNESSEE Nashville, TN	714	730	419	—	—	730	419	1,148	73	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III VIRGINIA Alexandria, VA	1,778	1,518	1,370	—	—	1,518	1,370	2,888	238	2008
SUNTRUST III VIRGINIA Arlington, VA	1,573	1,319	1,190	—	—	1,319	1,190	2,508	207	2008
SUNTRUST III VIRGINIA Beaverdam, VA	293	273	246	—	—	273	246	520	43	2008
SUNTRUST III VIRGINIA Franklin, VA	546	458	413	—	—	458	413	871	72	2008
SUNTRUST III VIRGINIA Gloucester, VA	732	614	554	—	—	614	554	1,169	96	2008
SUNTRUST III VIRGINIA Harrisonburg, VA	439	368	332	—	—	368	332	701	58	2008
SUNTRUST III VIRGINIA Lightfoot, VA	392	335	302	—	—	335	302	637	53	2008
SUNTRUST III VIRGINIA Madison Heights, VA	369	310	280	—	—	310	280	590	49	2008
SUNTRUST III VIRGINIA Manassas, VA	1,853	1,727	1,558	—	—	1,727	1,558	3,285	271	2008
SUNTRUST III VIRGINIA Mechanicsville, VA	514	479	433	—	—	479	433	912	75	2008
SUNTRUST III VIRGINIA Nassawadox, VA	273	254	229	—	—	254	229	484	40	2008
SUNTRUST III VIRGINIA Radford, VA	362	309	279	—	—	309	279	589	49	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III VIRGINIA Richmond, VA	1,414	1,186	1,070	—	—	1,186	1,070	2,257	186	2008
SUNTRUST III VIRGINIA Richmond, VA	309	259	234	—	—	259	234	493	41	2008
SUNTRUST III VIRGINIA Richmond, VA	901	755	681	—	—	755	681	1,437	119	2008
SUNTRUST III VIRGINIA Richmond, VA	597	501	452	—	—	501	452	952	79	2008
SUNTRUST III VIRGINIA Roanoke, VA	404	339	306	—	—	339	306	646	53	2008
SUNTRUST III VIRGINIA Roanoke, VA	160	149	135	—	—	149	135	284	23	2008
SUNTRUST III VIRGINIA South Boston, VA	839	716	646	—	—	716	646	1,362	112	2008
SUNTRUST III VIRGINIA Spotsylvania, VA	1,330	1,136	1,025	—	—	1,136	1,025	2,160	178	2008
SUNTRUST III VIRGINIA Virginia Beach, VA	654	558	504	—	—	558	504	1,062	88	2008
SYCAMORE COMMONS Matthews, NC	48,382	12,500	31,265	—	475	12,500	31,740	44,240	3,548	2010
THE CENTER AT HUGH HOWELL Tucker, GA	7,722	2,250	11,091	—	686	2,250	11,777	14,027	2,459	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
THE HIGHLANDS Flower Mound, TX	9,745	5,500	9,589	—	105	5,500	9,694	15,194	1,959	2006
THE MARKET AT HILLIARD Hilliard, OH	11,205	4,432	13,308	—	3,220	4,432	16,528	20,960	3,604	2005
THOMAS CROSSROADS Newnan, GA	5,624	1,622	8,322	—	183	1,622	8,505	10,127	1,235	2009
TOMBALL TOWN CENTER Tomball, TX	9,595	1,938	14,233	360	6,025	2,298	20,258	22,555	4,185	2005
TRIANGLE CENTER Longview, WA	21,932	12,770	24,556	—	1,722	12,770	26,278	39,048	6,400	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	37,727	8,000	42,272	4,770	5,201	12,770	47,473	60,243	4,305	2010
UNIVERSAL PLAZA Lauderhill, FL	9,887	2,900	4,950	—	27	2,900	4,977	7,877	504	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	27,000	7,250	25,326	—	5,823	7,250	31,149	38,399	2,819	2010
VENTURE POINT Duluth, GA	25,818	10,400	12,887	(273)	(5,947)	10,127	6,940	17,067	—	2010
VICTORY LAKES TOWN CENTER League City, TX	30,825	8,750	44,894	—	5,425	8,750	50,319	59,069	2,166	2011

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WARDS CROSSING Lynchburg, VA	12,904	2,400	11,417	—	3	2,400	11,420	13,820	1,221	2010
WASHINGTON PARK PLAZA Homewood, IL	30,600	6,500	33,912	—	(297)	6,500	33,615	40,115	6,473	2005
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	6	19,000	70,281	89,281	3,473	2011
WILLIS TOWN CENTER Willis, TX	—	1,550	1,820	—	654	1,550	2,474	4,024	555	2005
WINCHESTER TOWN CENTER Houston, TX	—	495	3,966	—	48	495	4,014	4,509	1,038	2005
WINDERMERE VILLAGE Houston, TX	4,000	1,220	6,331	—	836	1,220	7,168	8,388	1,813	2005
WOODBRIDGE Wylie, TX	18,186	—	—	—	24,176	—	24,176	24,176	1,929
WOODLAKE CROSSING San Antonio, TX	15,575	3,420	14,153	—	3,424	3,420	17,577	20,997	1,793	2009
Office
11500 MARKET STREET Jacinto City, TX	—	140	346	(35)	(159)	105	187	292	12	2005
AMERICAN EXPRESS—GREENSBORO Greensboro, NC	26,068	8,850	39,527	—	5	8,850	39,532	48,382	5,116	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
AMERICAN EXPRESS—SALT LAKE CITY Salt Lake City, UT	22,676	9,000	45,415	—	—	9,000	45,415	54,415	5,793	2009
SBC CENTER Hoffman Estates, IL	173,878	35,800	287,424	—	757	35,800	288,181	323,981	72,166	2007
AT&T—ST LOUIS St Louis, MO	112,695	8,000	170,169	—	109	8,000	170,278	178,278	35,742	2007
AT&T CLEVELAND Cleveland, OH	29,061	870	40,033	—	137	870	40,170	41,040	8,200	2005
BRIDGESIDE POINT OFFICE BLDG Pittsburg, PA	16,632	1,525	28,609	—	—	1,525	28,609	30,134	7,092	2006
COMMONS DRIVE Aurora, IL	3,663	1,600	5,746	—	2,798	1,600	8,544	10,144	1,622	2007
CRYSTAL LAKE MEDICAL Crystal Lake, IL	—	2,343	5,972	—	465	2,343	6,437	8,780	600	2010
DAKOTA RIDGE MEDICAL Littleton, CO	—	1,873	5,406	—	—	1,873	5,407	7,280	711	2010
DENVER HIGHLANDS Highlands Ranch, CO	9,788	1,700	11,839	—	—	1,700	11,839	13,539	2,568	2006
DULLES EXECUTIVE PLAZA Herndon, VA	68,750	15,500	96,083	—	3,140	15,500	99,223	114,723	24,158	2006
HOUSTON LAKES Houston, TX	8,988	3,000	12,950	—	642	3,000	13,592	16,592	2,926	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
IDS CENTER Minneapolis, MN	147,999	24,900	202,016	—	22,313	24,900	224,329	249,229	50,381	2007
KINROSS LAKES Richfield, OH	10,065	825	14,639	(468)	(11,368)	357	3,271	3,628	—	2005
MCP ONE Indianapolis, IN	—	451	2,861	—	1,349	451	4,210	4,660	563	2009
MCP TWO Indianapolis, IN	12,150	1,990	9,820	—	77	1,990	9,897	11,887	2,170	2009
MCP THREE Indianapolis, IN	11,400	2,251	7,178	—	505	2,251	7,683	9,933	932	2010
MIDLOTHIAN MEDICAL Midlothian, VA	8,297	—	9,041	—	113	—	9,153	9,153	1,456	2009
REGIONAL ROAD Greensboro, NC	8,679	950	10,501	—	122	950	10,623	11,573	2,389	2006
SANOFI AVENTIS Bridgewater, NJ	190,000	16,900	192,987	—	2,621	16,900	195,608	212,508	26,899	2009
SANTEE—CIVIC CENTER Santee, CA	12,023	—	17,838	—	422	—	18,260	18,260	3,917	2005
SUNTRUST OFFICE I FL Bushnell, FL	578	315	363	—	(1)	315	363	678	68	2007
SUNTRUST OFFICE I FL Melbourne, FL	1,046	1,260	662	—	(1)	1,260	661	1,921	123	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST OFFICE I GA Douglas, GA	495	275	675	—	—	275	675	950	126	2007
SUNTRUST OFFICE I MD Bethesda, MD	2,651	650	4,617	—	(2)	650	4,614	5,264	860	2007
SUNTRUST OFFICE I NC Winston-Salem, NC	—	400	1,471	—	(1)	400	1,470	1,870	274	2007
SUNTRUST OFFICE I NC Raleigh, NC	1,098	500	1,700	—	(1)	500	1,699	2,199	317	2007
SUNTRUST OFFICE I VA Richmond, VA	3,826	1,360	6,272	—	(3)	1,360	6,269	7,629	1,168	2007
SUNTRUST II OFFICE GEORGIA Atlanta, GA	—	2,625	4,355	—	(3)	2,625	4,352	6,977	798	2008
SUNTRUST III OFFICE FLORIDA Gainesville, FL	1,350	1,667	457	—	—	1,667	457	2,124	80	2008
SUNTRUST III OFFICE FLORIDA Holy Hill, FL	754	1,058	290	—	—	1,058	290	1,348	51	2008
SUNTRUST III OFFICE GEORGIA Brunswick, GA	1,313	676	1,703	—	—	676	1,703	2,379	297	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST III OFFICE GEORGIA Gainesville, GA	1,782	799	2,016	—	—	799	2,016	2,815	351	2008
UNITED HEALTH—CYPRESS Cypress, CA	22,000	10,000	30,547	—	2	10,000	30,549	40,549	4,480	2008
UNITED HEALTH—FREDERICK Frederick, MD	17,173	5,100	26,303	—	2	5,100	26,305	31,405	3,683	2008
UNITED HEALTH—GREEN BAY Green Bay, WI	27,870	4,250	45,725	—	23	4,250	45,748	49,998	6,404	2008
UNITED HEALTH—INDIANAPOLIS Indianapolis, IN	16,545	3,500	24,248	—	2	3,500	24,250	27,750	3,395	2008
UNITED HEALTH—ONALASKA Onalaska, WI	4,149	4,090	2,794	—	2	4,090	2,796	6,886	410	2008
UNITED HEALTH—WAUWATOSA Wauwatosa, WI	10,050	1,800	14,930	—	2	1,800	14,932	16,732	2,090	2006
WASHINGTON MUTUAL—ARLINGTON Arlington, TX	20,115	4,870	30,915	—	5	4,870	30,920	35,790	6,990	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WORLDGATE PLAZA Herndon, VA	59,950	14,000	79,048	—	3,762	14,000	82,809	96,809	16,995	2007
Apartment
14th STREET—UAB Birmingham, AL	11,770	4,250	27,458	—	—	4,250	27,458	31,708	5,586	2007
ASU POLYTECHNIC STUDENT HOUSING Mesa, AZ	6,547	—	12,122	—	—	—	12,122	12,122	202	2012
BLOCK 121 Birmingham, AL	15,465	3,360	32,087	(150)	2,444	3,210	34,531	37,741	2,759	2010
BRAZOS RANCH APARTMENTS Rosenberg, TX	15,246	4,000	22,246	—	18	4,000	22,264	26,264	3,373	2009
ENCINO CANYON APARTMENTS San Antonio, TX	12,000	1,700	16,443	—	—	1,700	16,443	18,143	3,372	2007
FIELDS APARTMENT HOMES Bloomington, IN	18,700	1,850	29,783	—	26	1,850	29,809	31,659	6,438	2007
GROGANS LANDING APARTMENTS The Woodlands, TX	9,705	4,380	10,533	—	1,930	4,380	12,463	16,843	1,994	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LEGACY AT ART QUARTER Oklahoma City, OK	28,948	1,290	35,031	—	199	1,290	35,229	36,519	5,524	2008
LEGACY CORNER Midwest City, OK	14,630	1,600	23,765	—	9	1,600	23,774	25,374	3,740	2008
LEGACY CROSSING Oklahoma City, OK	24,400	1,110	29,297	—	120	1,110	29,417	30,527	4,573	2008
LEGACY WOODS Edmond, OK	21,190	2,500	31,505	—	36	2,500	31,541	34,041	4,965	2007
NANTUCKET APARTMENTS Loveland, OH	26,251	2,170	30,388	—	182	2,170	30,570	32,740	2,776	2010
OAK PARK Dallas, TX	27,193	9,738	39,958	(14)	(924)	9,724	39,033	48,757	737	2009
OAK PARK II Dallas, TX	2,255	8,499	—	(4,056)	—	4,443	—	4,443	—	2011
OAK PARK TRS Dallas, TX	3,893	19,030	—	(9,072)	—	9,957	—	9,957	—	2011
PARKSIDE APARTMENTS The Woodlands, TX	18,000	5,500	15,623	—	50	5,500	15,673	21,173	1,990	2009
SEVEN PALMS APARTMENTS Webster, TX	18,750	3,550	24,348	—	176	3,550	24,524	28,074	4,954	2006
SOUTHGATE APARTMENTS Louisville, KY	10,725	1,730	16,356	—	20	1,730	16,376	18,106	4,091	2007
STERLING RIDGE ESTATES The Woodlands, TX	14,324	4,140	20,550	—	(8)	4,140	20,542	24,682	2,707	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
THE RADIAN (PENN) Radian, PA	57,353	—	79,997	—	11,943	—	91,939	91,939	14,548	2007
UNIV HOUSE AT CENTRAL FL Orlando, FL	44,224	13,319	51,478	—	—	13,319	51,478	64,797	868	2012
UNIV HOUSE AT GAINESVILLE Gainesville, FL	15,827	6,561	36,879	—	902	6,561	37,781	44,342	6,690	2007
UNIV HOUSE AT HUNTSVILLE Huntsville, TX	13,325	1,351	26,308	—	1,250	1,351	27,559	28,909	5,456	2007
UNIV HOUSE AT LAFAYETTE Lafayette, AL	9,306	—	16,357	—	1,742	—	18,099	18,099	3,547	2007
UNIV HOUSE AT THE RETREAT RALEIGH Raleigh, NC	24,360	2,200	36,364	—	—	2,200	36,364	38,564	—	2012
UNIV HOUSE AT THE RETREAT TALLAHASSEE Tallahassee, FL	32,227	4,075	48,636	—	—	4,075	48,636	52,711	—	2012
VILLAGES AT KITTY HAWK Universal City, TX	11,550	2,070	17,397	—	94	2,070	17,490	19,560	3,727	2007
WOODRIDGE APARTMENTS The Woodlands, TX	12,721	3,680	11,235	—	37	3,680	11,272	14,952	1,405	2009
Industrial
11500 MELROSE AVE -294 TOLLWAY Franklin Park, IL	4,561	2,500	5,071	—	—	2,500	5,071	7,571	1,007	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
1800 BRUNING Itasca, IL	10,156	10,000	7,971	—	85	10,000	8,056	18,056	1,791	2006
500 HARTLAND Hartland, WI	5,860	1,200	7,459	—	150	1,200	7,609	8,809	1,694	2006
55th STREET Kenosha, WI	7,351	1,600	11,115	—	—	1,600	11,115	12,715	2,513	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
ANHEUSER BUSCH Devens, MA	7,546	2,200	13,598	—	—	2,200	13,598	15,798	2,538	2007
ATLAS—BELVIDERE Belvidere, IL	11,329	1,600	15,521	—	—	1,600	15,521	17,121	2,858	2007
ATLAS—CARTERSVILLE Cartersville, GA	8,273	900	13,112	—	(39)	900	13,073	13,973	2,403	2007
ATLAS—DOUGLAS Douglas, GA	3,432	75	6,681	—	—	75	6,681	6,756	1,228	2007
ATLAS—GAFFNEY Gaffney, SC	3,350	950	5,114	—	—	950	5,114	6,064	940	2007
ATLAS—GAINESVILLE Gainesville, GA	7,731	550	12,783	—	—	550	12,783	13,333	2,349	2007
ATLAS—PENDERGRASS Pendergrass, GA	14,919	1,250	24,259	—	—	1,250	24,259	25,509	4,457	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
ATLAS—PIEDMONT Piedmont, SC	13,563	400	23,113	—	7	400	23,120	23,520	4,248	2007
ATLAS—ST PAUL St. Paul, MN	8,226	3,890	10,093	—	—	3,890	10,093	13,983	1,855	2007
ATLAS-BROOKLYN PARK Brooklyn Park, MN	7,407	2,640	8,934	—	—	2,640	8,934	11,574	1,642	2007
ATLAS-NEW ULM New Ulm, MN	6,015	900	9,359	—	—	900	9,359	10,259	1,723	2007
ATLAS-ZUMBROTA Zumbrota, MN	10,242	1,300	16,437	—	—	1,300	16,437	17,737	3,020	2006
BAYMEADOW—GLEN BURNIE Glen Burnie, MD	13,824	1,225	23,407	—	24	1,225	23,431	24,656	4,988	2006
C&S—ABERDEEN Aberdeen, MD	22,720	4,650	33,276	(10)	13	4,640	33,289	37,929	6,990	2006
C&S—BIRMINGHAM Birmingham, AL	25,032	3,400	40,373	—	—	3,400	40,373	43,773	6,358	2008
C&S—NORTH HATFIELD Hatfield, MA	20,280	4,800	30,103	—	14	4,800	30,117	34,917	6,324	2006
C&S—SOUTH HATFIELD Hatfield, MA	10,000	2,500	15,251	—	11	2,500	15,262	17,762	3,205	2006
C&S—WESTFIELD Westfield, MA	29,500	3,850	45,906	—	13	3,850	45,919	49,769	9,643	2006
CLARION Clarion, IA	3,172	87	4,790	—	90	87	4,880	4,967	1,033	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COLOMA Coloma, MI	10,017	410	17,110	—	772	410	17,882	18,292	3,317	2006
DEER PARK SEACO Deer Park, TX	2,965	240	5,271	—	—	240	5,271	5,511	1,192	2007
DORAL—WAUKESHA Waukesha, WI	1,364	240	2,013	—	76	240	2,089	2,329	456	2006
HASKELL-ROLLING PLAINS FACILITY Haskell, TX	—	45	19,733	—	—	45	19,733	19,778	3,601	2008
HOME DEPOT—LAKE PARK Valdosta, GA	15,469	1,350	24,770	—	4	1,350	24,774	26,124	3,468	2008
HOME DEPOT—MACALLA MaCalla, AL	17,094	2,800	26,067	—	4	2,800	26,071	28,871	3,655	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HUDSON CORRECTIONAL FACILITY Hudson, CO	—	1,382	—	—	93,137	1,382	93,137	94,520	12,713	2009
IMAGINE AVONDALE Avondale, AZ	—	1,195	5,731	—	—	1,195	5,731	6,926	621	2010
IMAGINE COOLIDGE Coolidge, AZ	—	2,260	3,895	(1,490)	1,017	770	4,913	5,683	483	2010
IMAGINE COOLIDGE II Coolidge, AZ	—	1,490	4,857	—	1,025	1,490	5,882	7,372	229	2011
IMAGINE DISCOVERY Baltimore, MD	—	590	7,117	—	—	590	7,117	7,707	769	2010
IMAGINE FIRESTONE Firestone, CO	—	680	6,439	—	—	680	6,439	7,119	697	2010
IMAGINE HOPE LAMOND Washington, DC	—	775	9,706	—	—	775	9,706	10,481	1,047	2010
IMAGINE INDIGO RANCH Colorado Springs, CO	—	1,150	7,304	—	—	1,150	7,304	8,454	790	2010
IMAGINE TOWN CENTER Palm Coast, FL	—	1,175	7,309	—	2,606	1,175	9,915	11,090	879	2010
INDUSTRIAL DRIVE Horican, WI	3,709	200	6,812	—	—	200	6,812	7,012	1,470	2007
KATO/MILMONT Fremont, CA	—	2,340	5,460	—	3	2,340	5,463	7,803	182	2011

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
KINSTON Kinston, NC	8,930	460	14,837	—	250	460	15,087	15,547	2,899	2006
KIRK ROAD St. Charles, IL	7,863	2,200	11,413	—	42	2,200	11,455	13,655	2,588	2007
LIBERTYVILLE ASSOCIATES Libertyville, IL	14,807	3,600	20,563	—	9	3,600	20,571	24,171	4,258	2005
MOUNT ZION ROAD Lebanon, IN	24,632	2,570	41,667	—	—	2,570	41,667	44,237	8,627	2007
NORTH POINTE ONE Hanahan, SC	—	1,963	14,588	—	587	1,963	15,175	17,138	1,563	2011
NORTH POINTE PARK Hanahan, SC	—	2,350	—	—	—	2,350	—	2,350	—	2011
OTTAWA Ottawa, IL	1,768	200	2,905	—	—	200	2,905	3,105	639	2007
SCHNEIDER ELECTRIC Loves Park, IL	11,000	2,150	14,720	(581)	(6,935)	1,569	7,785	9,353	—	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
THERMO PROCESS SYSTEMS Sugar Land, TX	7,071	1,202	11,995	—	—	1,202	11,995	13,197	3,041	2007
TRI-STATE HOLDINGS I Wood Dale, IL	4,665	4,700	3,973	—	—	4,700	3,973	8,673	862	2007
TRI-STATE HOLDINGS II Houston, TX	6,372	1,630	11,252	—	—	1,630	11,252	12,882	2,330	2007
TRI-STATE HOLDINGS III Mosinee, WI	4,334	650	8,083	—	—	650	8,083	8,733	1,674	2007
UPS E-LOGISTICS Elizabethtown, KY	9,246	950	18,453	—	—	950	18,453	19,403	3,444	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WESTPORT—MECHANICSBURG Mechanicsburg, PA	4,029	1,300	6,185	—	486	1,300	6,671	7,971	1,464	2006
Hotel
ALOFT CHAPEL HILL Chapel Hill, NC	—	6,484	16,478	45	(45)	6,529	16,434	22,963	2,299	2010
BOHEMIAN HOTEL SAVANNA Savanna, GA	27,480	2,300	24,240	—	—	2,300	24,240	26,540	529	2012
COURTYARD BY MARRIOTT QUORUM Addison, TX	18,860	4,000	26,141	—	2,104	4,000	28,245	32,245	6,955	2007
COURTYARD BY MARRIOTT Ann Arbor, MI	11,846	4,989	18,988	—	4,175	4,989	23,163	28,153	6,361	2007
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX Vienna, VA	30,810	12,100	40,242	—	3,050	12,100	43,292	55,392	12,077	2007
COURTYARD—DOWNTOWN AT UAB Birmingham, AL	14,000	—	20,810	1,553	1,931	1,553	22,741	24,294	6,968	2008
COURTYARD—FORT MEADE AT NBP Annapolis Junction, MD	14,400	1,611	22,622	—	2,021	1,611	24,643	26,254	6,798	2008
COURTYARD BY MARRIOTT -WEST LANDS END Fort Worth, TX	7,550	1,500	13,416	—	1,080	1,500	14,495	15,995	3,962	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—FT WORTH Fort Worth, TX	13,792	774	45,820	—	4,098	774	49,918	50,693	13,682	2008
COURTYARD BY MARRIOTT Harlingen, TX	6,790	1,600	13,247	—	3,347	1,600	16,594	18,194	4,870	2007
COURTYARD BY MARRIOTT—NORTHWEST Houston, TX	7,038	1,428	15,085	—	1,539	1,428	16,623	18,051	4,625	2007
COURTYARD BY MARRIOTT—WESTCHASE Houston, TX	16,680	4,400	22,626	—	3,138	4,400	25,764	30,164	6,499	2007
COURTYARD BY MARRIOTT WEST UNIVERSITY Houston, TX	10,980	2,200	16,408	—	1,777	2,200	18,185	20,385	4,739	2007
COURTYARD BY MARRIOTT—COUNTRY CLUB PLAZA Kansas City, MO	12,740	3,426	16,349	—	862	3,426	17,211	20,637	4,449	2007
COURTYARD BY MARRIOTT Lebanon, NJ	10,320	3,200	19,009	—	2,414	3,200	21,422	24,622	5,921	2007
COURTYARD—NEWARK ELIZABETH Elizabeth, NJ	8,983	—	35,177	—	2,796	—	37,973	37,973	11,266	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—PITTSBURGH DOWNTOWN Pittsburgh, PA	24,461	2,700	33,086	—	2,001	2,700	35,087	37,787	4,098	2010
COURTYARD—PITTSBURGH WEST HOME Pittsburgh, PA	8,024	1,500	14,364	—	523	1,500	14,886	16,386	1,752	2010
COURTYARD—RICHMOND Richmond, VA	11,800	2,173	—	—	19,640	2,173	19,640	21,813	5,658	2007
COURTYARD BY MARRIOTT—ROANOKE AIRPORT Roanoke, VA	14,196	3,311	22,242	—	2,439	3,311	24,682	27,992	6,196	2007
COURTYARD BY MARRIOTT SEATTLE—FEDERAL WAY Federal Way, WA	22,830	7,700	27,167	—	1,717	7,700	28,883	36,583	6,867	2007
COURTYARD BY MARRIOTT—WILLIAM CENTER Tucson, AZ	16,030	4,000	20,942	—	3,261	4,000	24,202	28,202	6,655	2007
COURTYARD BY MARRIOTT Wilmington, NC	—	2,397	18,560	—	3,483	2,397	22,043	24,440	5,747	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—WEST PALM AIRPORT Palm Coast, FL	5,731	1,900	8,703	—	977	1,900	9,680	11,580	1,198	2010
DOUBLETREE—ATLANTA GALLERIA Alpharetta, GA	6,116	1,082	20,397	—	1,983	1,082	22,380	23,462	6,839	2008
DOUBLETREE—WASHINGTON DC Washington, DC	26,398	25,857	56,964	—	3,186	25,857	60,149	86,006	15,499	2008
EMBASSY SUITES—BALTIMORE Hunt Valley, MD	12,661	2,429	38,927	—	4,765	2,429	43,693	46,122	13,454	2008
FAIRFIELD INN Ann Arbor, MI	—	1,981	6,353	—	605	1,981	6,958	8,939	2,254	2007
FAIRMONT—DALLAS Dallas, TX	42,324	8,700	60,634	—	5,813	8,700	66,447	75,147	5,198	2011
HAMPTON INN SUITES—DENVER Colorado Springs, CO	14,000	6,144	26,472	—	2,076	6,144	28,548	34,692	8,055	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HAMPTON INN BALTIMORE-INNER HARBOR Baltimore, MD	13,700	1,700	21,067	—	1,262	1,700	22,329	24,029	5,221	2007
HAMPTON INN SUITES DULUTH-GWINNETT Duluth, GA	9,287	488	12,991	(90)	(3,804)	398	9,187	9,584	342	2007
HAMPTON INN WHITE PLAINS-TARRYTOWN Elmsford, NY	15,157	3,200	26,160	—	5,668	3,200	31,828	35,028	7,673	2007
HAMPTON INN Jacksonville, NC	—	2,753	3,782	(1,586)	(1,913)	1,167	1,869	3,036	17	2007
HGI—BOSTON BURLINGTON Burlington, MA	5,871	4,095	25,556	—	4,021	4,095	29,576	33,671	7,922	2008
HGI—COLORADO SPRINGS Colorado Springs, CO	—	1,400	17,522	—	2,445	1,400	19,967	21,367	5,254	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HGI—WASHINGTON DC Washington, DC	58,381	18,800	64,359	—	4,973	18,800	69,332	88,132	19,201	2008
HILTON GARDEN INN TAMPA YBOR Tampa, FL	9,460	2,400	16,159	—	2,068	2,400	18,227	20,627	4,437	2007
HILTON GARDEN INN ALBANY AIRPORT Albany, NY	12,050	1,645	20,263	—	4,742	1,645	25,005	26,650	6,493	2007
HILTON GARDEN INN Evanston, IL	19,309	2,920	27,995	—	3,319	2,920	31,314	34,234	7,223	2007
HILTON GARDEN INN RALEIGH -DURHAM Raleigh, NC	7,719	2,754	26,050	—	4,598	2,754	30,648	33,402	7,516	2007
HILTON GARDEN INN Westbury, NY	21,680	8,900	25,156	—	4,051	8,900	29,207	38,107	7,325	2007
HILTON GARDEN INN Wilmington, NC	5,200	6,354	10,328	—	319	6,354	10,647	17,001	3,700	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HILTON GARDEN INN HARTFORD NORTH Windsor, CT	10,062	5,606	13,892	—	4,897	5,606	18,790	24,395	4,720	2007
HILTON GARDEN INN PHOENIX Phoenix, AZ	—	5,114	57,105	—	868	5,114	57,973	63,087	14,996	2008
HILTON - ST LOUIS DOWNTOWN St Louis, MO	14,690	780	22,031	—	—	780	22,031	22,811	822	2012
HILTON—UNIVERSITY OF FLORIDA Gainesville, FL	27,775	—	50,407	—	5,746	—	56,153	56,153	15,679	2007
HOLIDAY INN HARMON MEADOW SECAUCUS Secaucus, NJ	—	—	23,291	1	9,704	1	32,995	32,996	8,791	2007
HOMEWOOD—HOUSTON GALLERIA Houston, TX	14,840	1,655	30,587	—	563	1,655	31,149	32,804	10,157	2008
HOMEWOOD SUITES Albuquerque, NM	10,160	2,400	18,071	—	2,849	2,400	20,920	23,320	6,361	2007
HOMEWOOD SUITES Baton Rouge, LA	12,930	4,300	15,629	—	2,778	4,300	18,407	22,707	5,506	2007
HOMEWOOD SUITES Cary, NC	12,351	1,478	19,404	—	6,422	1,478	25,826	27,305	7,404	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HOMEWOOD SUITES Durham, NC	7,703	2,403	10,441	(709)	(4,095)	1,694	6,346	8,040	234	2007
HOMEWOOD SUITES Princeton, NJ	14,300	3,203	21,300	—	1,888	3,203	23,187	26,390	6,591	2007
HOMEWOOD SUITES CLEVELAND SOLON Solon, OH	5,490	1,900	10,757	—	1,721	1,900	12,479	14,379	3,825	2007
HOMEWOOD SUITES COLORADO SPRINGS NORTH Colorado Springs, CO	7,830	2,900	14,011	—	2,715	2,900	16,726	19,626	5,533	2007
HYATT REGENCY—OC Orange County, CA	65,000	18,688	93,384	—	25,844	18,688	119,228	137,916	27,280	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HYATT—BOSTON/MEDFORD Medford, MA	14,660	2,766	29,141	—	368	2,766	29,509	32,275	9,451	2008
GRAND BOHEMIAN HOTEL ORLANDO Orlando, FL	52,017	7,739	75,510	—	—	7,739	75,510	83,249	—	2012
MARRIOTT—ATL CENTURY CENTER Atlanta, GA	9,628	—	36,571	—	3,257	—	39,828	39,828	14,279	2008
MARRIOTT—CHICAGO—MED DIST UIC Chicago, IL	8,527	8,831	17,911	—	5,190	8,831	23,101	31,933	7,481	2008
MARRIOTT—CHARLESTON Charleston, SC	17,328	—	26,647	—	7,037	—	33,685	33,685	3,825	2008
MARRIOTT—DALLAS Dallas, TX	32,411	6,300	45,158	—	15,406	6,300	60,564	66,864	7,753	2010
MARRIOTT - GRIFFIN GATE RESORT Lexington, KY	36,250	8,638	54,960	—	—	8,638	54,960	63,598	1,952	2012
MARRIOTT—NAPA VALLEY Napa Valley, CA	39,820	14,800	57,223	—	1,381	14,800	58,604	73,404	3,558	2011
MARRIOT - SAN FRANCISCO AIRPORT San Francisco, CA	55,000	36,700	72,370	—	—	36,700	72,370	109,070	2,634	2012
MARRIOTT—WOODLANDS WATERWAY Woodlands, TX	76,634	5,500	98,886	—	25,046	5,500	123,932	129,432	29,479	2007
MARRIOTT—WEST DES MOINES Des Moines, IA	10,628	3,410	15,416	—	4,924	3,410	20,340	23,750	2,368	2010
QUALITY SUITES Charleston, SC	10,029	1,331	13,709	—	13,617	1,331	27,326	28,657	5,117	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RENAISSANCE - ATLANTA WAVERLY Atlanta, GA	97,000	6,834	90,792	—	—	6,834	90,792	97,626	2,879	2012
RENAISSANCE - AUSTIN Austin, TX	83,000	10,656	97,960	—	—	10,656	97,960	108,616	2,857	2012
RESIDENCE INN—BALTIMORE Baltimore, MD	40,040	—	55,410	—	3,902	—	59,312	59,312	16,525	2008
RESIDENCE INN Brownsville, TX	6,900	1,700	12,629	—	1,120	1,700	13,749	15,449	3,599	2007
RESIDENCE INN—CAMBRIDGE Cambridge, MA	31,606	10,346	72,735	—	1,105	10,346	73,840	84,185	19,276	2008
RESIDENCE INN SOUTH BRUNSWICK-CRANBURY Cranbury, NJ	10,000	5,100	15,368	—	2,630	5,100	17,998	23,098	5,099	2007
RESIDENCE INN CYPRESS—LOS ALAMITS Cypress, CA	20,650	9,200	25,079	—	3,359	9,200	28,439	37,639	8,120	2007
RESIDENCE INN DFW AIRPORT NORTH Dallas-Fort Worth, TX	9,560	2,800	14,782	—	899	2,800	15,681	18,481	4,003	2007
RESIDENCE INN PARK CENTRAL Dallas , TX	8,970	2,600	17,322	—	2,866	2,600	20,188	22,788	6,018	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN SOMERSET-FRANKLIN Franklin , NJ	9,890	3,100	14,322	—	2,323	3,100	16,644	19,744	4,669	2007
RESIDENCE INN Hauppauge, NY	10,810	5,300	14,632	—	2,404	5,300	17,037	22,337	4,787	2007
RESIDENCE INN WESTCHASE Westchase, TX	12,550	4,300	16,969	—	3,020	4,300	19,989	24,289	4,664	2007
RESIDENCE INN WEST UNIVERSITY Houston, TX	13,100	3,800	18,834	—	985	3,800	19,819	23,619	5,093	2007
RESIDENCE INN NASHVILLE AIRPORT Nashville, TN	12,120	3,500	14,147	—	2,647	3,500	16,794	20,294	4,219	2007
RESIDENCE INN—POUGHKEEPSIE Poughkeepsie, NY	11,693	1,003	24,590	—	2,263	1,003	26,853	27,855	7,595	2008
RESIDENCE INN ROANOKE AIRPORT Roanoke, VA	5,800	500	9,499	—	267	500	9,766	10,266	2,897	2007
RESIDENCE INN WILLIAMS CENTRE Tucson, AZ	12,770	3,700	17,601	—	2,256	3,700	19,858	23,558	4,923	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2012

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN—NEWARK ELIZABETH Elizabeth, NJ	10,321	—	41,096	—	2,267	—	43,363	43,363	13,198	2008
SPRINGHILL SUITES Danbury, CT	9,130	3,200	14,833	—	1,600	3,200	16,434	19,634	3,906	2007
Balance	5,809,803	1,902,559	8,142,837	(19,845)	536,267	1,882,715	8,679,105	10,561,820	1,581,524

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollar amounts in thousands)
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2012 for Federal income tax purposes was approximately $11,241,545 (unaudited).

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2012	2011	2010
Balance at January 1,	$10,404,239	10,295,107	9,551,426
Acquisitions and capital improvements	762,939	433,410	1,058,837
Intangible assets	20,618	4,550	(73,901)
Intangible liabilities	2,242	6,846	10,916
Sales	(628,218)	(335,674)	(252,171)
Balance at December 31,	$10,561,820	10,404,239	10,295,107

(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$1,301,899	1,038,829	717,547
Depreciation expense	279,625	263,070	321,282
Balance at December 31,	$1,581,524	1,301,899	1,038,829

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5	-	15 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2012, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The following biographies set forth each director's principal occupation and business, as well as the specific experience, qualifications, attributes and skills that led to the conclusion by the board that he or she should serve as a director of the Company. All ages are stated as of January 1, 2013. As used herein, “Inland” refers to some or all of the entities that are a part of The Inland Real Estate Group of Companies, Inc., which is comprised of a group of independent legal entities, some of which share ownership or have been sponsored and managed by Inland Real Estate Investment Corporation (“IREIC”) or its subsidiaries.
Robert D. Parks, 69. Chairman of the board and director since October 2004. Mr. Parks has over forty years of experience in the commercial real estate industry, having been a principal of the Inland organization since May 1968. Mr. Parks is currently chairman of IREIC, a position he has held since November 1984. He has also served as a director of Inland Investment Advisors, Inc. since June 1995, and served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 through June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

He received his bachelor degree from Northeastern Illinois University in Chicago, and his master's degree from the University of Chicago and later taught in Chicago's public schools. He is a member of the National Association of Real Estate Investment Trusts, or “NAREIT.”
With over forty years of experience in the commercial real estate industry, our board believes that Mr. Parks has the depth of experience to implement and oversee our business strategy. As the current or past chairman of the board of each of the other real estate investment trusts, or “REITs,” sponsored by IREIC, including as the past chairman of a New York Stock Exchange-listed REIT, our board believes Mr. Parks has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as our chairman.
J. Michael Borden, 76. Independent director since October 2004. Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Total Quality Plastics, Inc., Rock Valley Leasing, Inc., Hufcor Inc. and Airwall, Inc. Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin. Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments a Real Estate Investment Company. He currently serves on the board of directors of Dowco, Inc., M&I Bank, Competitive Wisconsin, St. Anthony of Padua Charitable Trust and Great Lakes Packaging, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering. Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council. He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor degree in accounting and finance from Marquette University, Milwaukee, Wisconsin. He also attended a master of business administration program in finance at Marquette University.
Over the past twenty-five years, Mr. Borden's various businesses have routinely entered into real estate transactions in the ordinary course of business, allowing him to develop experience in acquiring, leasing, developing and redeveloping real estate assets. Our board believes that this experience qualifies him to serve as a director on our board.
Thomas F. Glavin, 52. Independent director since October 2007. Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies. Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs. At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls. In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation. In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for the past seventeen years. Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440 unit manufactured home park in Frankfort, Illinois. Mr. Glavin received his bachelor degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University in Chicago, Illinois. Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.
As a result of his financial experience, including over twenty-eight years in the accounting profession, our board believes that Mr. Glavin is able to provide valuable insight and advice with respect to our financial risk exposures, our financial reporting process and our system of internal controls. Mr. Glavin, who currently serves as the chairman of the audit committee of our board, qualifies as an “audit committee financial expert” as defined by the SEC.
Brenda G. Gujral, 70.  Director since October 2004. Ms. Gujral has served as our president from October 2004 to September 2012. Ms. Gujral is a director of IREIC and has served as its president since February 2012 (and served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011). In addition, Ms. Gujral served as the chief executive officer of IREIC from January 2008 to February 2012. Ms. Gujral was appointed president of Inland Securities Corporation in January 2013; she previously served as the president and chief operating officer of Inland Securities Corporation from January 1997 to June 2009, and has been a director of Inland Securities Corporation since January 1997. Ms. Gujral has served as a director of Inland Investment Advisors, Inc., an investment advisor, since January 2001, and has served as a director (March 2003 to May 2012) and chief executive officer (June 2005 to November 2007) of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) and as president (from June 2008 to May 2009) of Inland Diversified Real Estate Trust, Inc. and as a director and chairman of the board (August 2011 to June 2012) of Inland Real Estate Income Trust, Inc. (formerly, Inland Monthly Income Trust, Inc.). Ms. Gujral also has been the chairman of the board (since May 2001) and the president (since May 2012) of Inland Private Capital Corporation (formerly, Inland Real Estate Exchange Corporation) and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.
Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication. Ms. Gujral works with internal and outside legal counsel in structuring IREIC's investment programs and in connection with preparing offering documents and registering the related securities with the SEC and state securities commissions. Our board believes that this experience, coupled with her leadership of IREIC, qualify Ms. Gujral to serve as a member of our board.
Ms. Gujral has been with the Inland organization for thirty-five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission of the State of Oregon, establishing an office in Portland, to implement land use legislation for Oregon. Ms. Gujral graduated from California State University, in Fresno. She holds Series 7, 22, 39 and 63 certifications from FINRA, and is a member of NAREIT, the Investment Program Association and the Real Estate Investment Securities Association. Additionally, Ms. Gujral serves on the board of directors of the Disability Rights Center of the Virgin Islands, an organization that focuses on advancing the legal rights of people with disabilities in the U.S. Virgin Islands.
Thomas F. Meagher, 82. Independent director since October 2004. Mr. Meagher currently serves on the board of directors of DuPage Airport Authority and the TWA Plan Oversight Committee. He also is a former member of the board of trustees of Edward Lowe Foundation, The Private Bank Corp. and the Chicago Chamber of Commerce. Mr. Meagher has previously served on the board of directors of UNR Industries, Rohn Towers, Greyhound Lines Inc., Festival Airlines, Lakeside Bank and Trans World Airlines, where he served as chairman of the board for two years and participated in the sale of the company to American Airlines.
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
Mr. Meagher received his bachelor degree from St. Mary's University of Minnesota. Upon graduation, he entered the U.S. Marine Corps Officer Candidate Program, serving with the 2nd Marine Air Wing and achieving the rank of Captain. Mr. Meagher also attended graduate business school at the University of Chicago.
Because of Mr. Meagher's service on the board of directors of a variety of public and private entities, our board believes that he is qualified to serve on our board.
Paula Saban, 59. Independent director since October 2004. Ms. Saban has worked in the financial services and banking industry for over twenty-five years. She began her career in 1978 with Continental Bank, which later merged into Bank of America. From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas. She also managed client service teams and developed numerous client satisfaction programs. In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America's Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly-held companies and entrepreneurs. In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction. She retired from Bank of America in 2006 as a senior vice president/private client manager. In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is secretary and treasurer, and a principal stockholder.
Ms. Saban received her bachelor degree from MacMurray College, Jacksonville, Illinois, and her master of business administration from DePaul University, Chicago, Illinois. She holds Series 7 and 63 certifications from FINRA. She is a former president of the Fairview Elementary School PTA and a former trustee of both the Goodman Theatre and Urban Gateways. She served as Legislative Chair of Illinois PTA District 37 and as liaison to the No Child Left Behind Task Force of School District 54. She is currently a board member of a Hands On Suburban Chicago which is a not-for-profit organization that matches community and corporate volunteers of all ages and skills with opportunities to connect and serve.
In her roles with Newport Distribution, Ms. Saban has insight into the development and construction industry. Our board believes that these experiences and this insight make her qualified to serve on our board.
William J. Wierzbicki, 66. Independent director since October 2005. Mr. Wierzbicki is a registered Professional Planner in the Province of Ontario, Canada, and is a member of both the Canadian Institute of Planners and the Ontario Professional Planners Institute. Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores and Price Township as well as the Town of Chapleau. Mr. Wierzbicki previously served as the Coordinator of Current Planning with the City of Sault Ste. Marie, Ontario. In that capacity, his expertise was in the review of residential, commercial and industrial development proposals. Mr. Wierzbicki led the program to develop a new Comprehensive Zoning By-Law for the City of Sault Ste. Marie. Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie's Industrial Development Strategy. More recently he has completed a Community Development Plan for Batchwana First Nation's Rankin site and an Official Plan for the

Township of Prince. Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School in Ontario, Canada, and attended Sault College and Algoma University.
Our board believes that Mr. Wierzbicki's experience and knowledge of commercial real estate industry, including with real estate development, qualifies him to serve on our board. In addition, if we determine to acquire any real estate assets in Canada in the future, Mr. Wierzbicki's expertise in the Canadian real estate market will be useful to our board.
Executive Officers
In addition to Mr. Parks, whose biography is set forth above, the following individuals serve as our executive officers. All ages are stated as of January 1, 2013.
Thomas P. McGuinness, 57. President since September 2012. Mr. McGuinness joined Inland Property Management, Inc. in 1982, and has served as its president since 1991. Mr. McGuinness also has served as president (since 1990) and chairman (since 2001) of Mid-America Management Corporation. From August 2005 through December 2011, Mr. McGuinness served as the president of Inland American HOLDCO LLC (“HOLDCO”), the sole member of each of our property managers, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Inland American Apartment Management LLC, and as the chairman, a director and the chief executive officer of the four members of HOLDCO, which are controlled by The Inland Group, Inc. (collectively, the “Parent Companies”). Mr. McGuinness, has served as the president of our business manager since January 2012.
Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund and its Pension Fund. He holds CLS and CSM accreditations from the International Council of Shopping Centers (“ICSC”). Mr. McGuinness is the husband of JoAnn M. McGuinness. Ms. McGuinness is currently a director of the Inland Group and president of Inland Real Estate Income Trust, Inc., and its business manager.
Roberta S. Matlin, 68. Vice president - administration since October 2004. Ms. Matlin joined IREIC in November 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC, in the latter capacity directing its day-to-day internal operations. Ms. Matlin also has been a director of Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) since May 2001, the vice president of Inland Institutional Capital Partners Corporation since May 2006 and a director since August 2012, and a director of Pan American Bank since December 2007. She also has served as a director and president of Inland Investment Advisors, Inc. since June 1995 and Intervest Southern Real Estate Corporation since July 1995 and a director and vice president of Inland Securities Corporation since July 1995. Ms. Matlin has served as the vice president of Inland Monthly Income Trust, Inc. and its business manager since August 2011. She has served as vice president of Inland Diversified Real Estate Trust, Inc. since September 2008, and the vice president of its business manager since May 2009; she also served as the president of Inland Diversified's business manager from June 2008 to May 2009. Ms. Matlin served as vice president of administration of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from September 1998 until December 2004, vice president of administration of Inland Real Estate Corporation from March 1995 until June 2000 and trustee and executive vice president of Inland Mutual Fund Trust from October 2001 until May 2004. Ms. Matlin also has served as the president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her bachelor degree from the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63 and 65 certifications from FINRA. Ms. Matlin is a member of NAREIT, the Investment Program Association and the Real Estate Investment Securities Association.
Jack Potts, 43. Treasurer and principal financial officer, and the chief financial officer of our business manager, since February 2012. Mr. Potts previously served as our principal accounting officer and the chief accounting officer of our business manager, from September 2007 to January 2012. Mr. Potts also has served as the treasurer of Inland Real Estate Income Trust, Inc., and the treasurer of its business manager from February 2012 through July 2012. Prior to joining the Inland organization, from February 1998 to April 2007, Mr. Potts held various accounting and financial reporting positions with Equity Office Properties Trust, Inc., a then-publicly traded owner and manager of office properties. Mr. Potts previously worked in the field of public accounting and was a manager in the real estate division for Ernst and Young LLP. He received a bachelor degree in accounting from Michigan State University in East Lansing. Mr. Potts is a certified public accountant.
Anna Fitzgerald, 37. Principal accounting officer and chief accounting officer of our business manager since February 2012. Ms. Fitzgerald joined our business manager in January 2011 as the vice president of accounting. Prior to joining the Inland organization, she had worked as a consultant to the Company, from March 2008 to December 2010. Ms. Fitzgerald was previously employed by Equity Office Properties Trust, Inc. from October 1999 to February 2008, where she held various positions in accounting, financial reporting and treasury. She received a bachelor degree in accounting and finance from Drake University in Des Moines, Iowa. Ms. Fitzgerald is a certified public accountant.
Scott W. Wilton, 51. Secretary since October 2004. Mr. Wilton joined The Inland Group, Inc. in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton previously served as secretary of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from March 2003 to November 2005, as secretary of Inland Private Capital Corporation from May 2001 to August 2009 and as secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. from September 1998 to December 2004. Mr. Wilton is involved in all aspects of The Inland Group, Inc.'s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters and litigation management. He received bachelor degrees in economics and history from the University of Illinois, Champaign, in 1982 and his law degree from Loyola University, Chicago, Illinois, in 1985. Prior to joining The Inland Group, Inc. Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate, corporate transactions and litigation.
Audit Committee
Our board has formed an audit committee comprised of four independent directors, Messrs. Borden, Glavin, Meagher and Ms. Saban. The board has determined that Mr. Glavin, the chairman of the committee, qualifies as an “audit committee financial expert,” as defined by the SEC, and that each member of the committee is independent in accordance with the standards set forth in the committee's charter. The audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accounting firm; (4) the adequacy of our internal controls; and (5) the performance of our independent registered public accounting firm. The audit committee has adopted a written charter, which is available on our website at www.inland-american.com under the “Corporate Governance” tab.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2012, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2012.
Code of Ethics
We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.
Item 11. Executive Compensation
Compensation of Executive Officers
All of our executive officers are officers and employees, respectively, of one or more of the affiliates of our business manager and are compensated by those entities, in part, for services rendered to us. We do not separately compensate our executive officers, nor do we reimburse either our business manager or our property managers for any compensation paid to their employees who also serve as our executive officers, other than through the general fees we pay to them under the business management agreement or the property management agreements. For the purposes of reimbursement, our corporate secretary is not considered an “executive officer.” As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included in this Form 10-K a “Compensation Discussion and Analysis” or a report from our board of directors with respect to executive compensation. The fees we pay to the business manager and property managers under the business management agreement or the property management agreements are described in more detail in Item 13 of this Form 10-K.
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
We do not compensate any director that also is an employee of our Company, our business manager or its affiliates.
The following table further summarizes compensation earned by the independent directors for the year ended December 31, 2012.

	Fees Earned in Cash ($)	Option Awards* ($) (1)	Total ($)
J. Michael Borden	56,000	3,610	59,610
Thomas F. Glavin	70,000	3,610	73,610
Thomas F. Meagher	56,000	3,610	59,610
Paula Saban	59,000	3,610	62,610
William J. Wierzbicki	50,000	3,610	53,610
* Each director receives 500 shares at each annual stockholder meeting, with an exercise price equal to the market value of our shares at the time of issuance.
(1) With the exception of Mr. Glavin, each independent director had options to purchase 6,000 shares of our common stock outstanding at December 31, 2012. Mr. Glavin had options to purchase 5,000 shares of our common stock outstanding at December 31, 2012. All options have been granted pursuant to our independent director stock option plan.
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
The independent director stock option plan generally provides for the grant of non-qualified stock options to purchase 3,000 shares to each independent director upon his or her appointment subject to satisfying the conditions set forth in the plan. The plan also provides for subsequent grants of options to purchase 500 shares on the date of each annual stockholder's meeting to each independent director then in office. The exercise price for all options is equal to the fair market value of our shares, as defined in the plan, on the date of each grant. However, options may not be granted at any time when the grant, along with the grants to be made at the same time to other independent directors, would exceed 9.8% in value of our issued and outstanding shares of stock or 9.8% in value or number of shares, whichever is more restrictive, of our issued and outstanding shares of common stock.
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
Compensation Committee Interlocks and Insider Participation
None of our current or former officers or employees, or the current or former officers or employees of our subsidiaries, participated in any deliberations of our board of directors concerning executive officer compensation during the year ended December 31, 2012. In addition, during the year ended December 31, 2012, none of our executive officers served as a director or a member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	29,000	$8.87	46,000
Equity compensation plans not approved by security holders	—	—	—

Total:	29,000	$8.87	46,000

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

Stock Owned by Certain Beneficial Owners and Management
Based on a review of filings with the SEC, the following table shows the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that are known to beneficially own more than 5% of the outstanding shares of our common stock ; (2) our directors; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of February 19, 2013.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
J. Michael Borden, Independent Director	156,099	(3)	*
Thomas F. Glavin, Independent Director	27,207	(4)	*
Brenda G. Gujral, Director	9,280	(5)	*
Thomas F. Meagher, Independent Director	20,280	(6)	*
Robert D. Parks, Director and Chairman of the Board	451,920	(7)	*
Paula Saban, Independent Director	5,500	(8)	*
William J. Wierzbicki, Independent Director	6,934	(9)	*
Thomas P. McGuinness, President	—		—
Roberta S. Matlin, Vice President-Administration	3,126	(10)	*
Jack Potts, Treasurer and Principal Financial Officer	—		—
Anna Fitzgerald, Principal Accounting Officer	—		—
Scott W. Wilton, Secretary	4,028	(11)	*

All Directors and Officers as a group (twelve persons)	684,374		*

 *Less than 1%

(1)	The business address of each person listed in the table is c/o Inland American Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

(2)	All fractional ownership amounts have been rounded to the nearest whole number.

(3)
Mr. Borden has sole voting and dispositive power over 144,405 shares, including 58,357 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and Mr. Borden and his wife share voting and dispositive power over 6,194 shares. Mr. Borden's shares include vested options exercisable into 5,500 shares of common stock.

(4)	Mr. Glavin and his wife share voting and dispositive power over 22,707 shares. Mr. Glavin's shares include vested options exercisable into 4,500 shares of common stock.

(5)	Ms. Gujral has sole voting and dispositive power over 3,336 shares. Ms. Gujral and her husband share voting and dispositive power over 5,944 shares.

(6)	Mr. Meagher has sole voting and dispositive power over all of the shares that he owns. Mr. Meagher's shares include vested options exercisable into 5,500 shares of common stock.

(7)	Mr. Parks has sole voting and dispositive power over all 451,920 shares.

(8)	Ms. Saban has sole voting and dispositive power over all of the shares that she owns. Ms. Saban's ownership is comprised of vested options exercisable into 5,500 shares of common stock.

(9)	Mr. Wierzbicki and his wife share voting and dispositive power over 1,434 shares. Mr. Wierzbicki's shares include vested options exercisable into 5,500 shares of common stock.

(10)	Ms. Matlin has sole voting and dispositive power over all of the shares that she owns.

(11)
Mr. Wilton and his mother share voting and dispositive power over all 3,351 shares, and Mr. Wilton and his spouse share voting and dispositive power over 677 shares owned by Mr. Wilton's spouse through her individual IRA.

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
Related Party Transactions
We pay our business manager, an affiliate of our sponsor, IREIC, and its affiliates various fees and compensation. The following is a summary of the fees and compensation we paid to our business manager and its affiliates during the year ended December 31, 2012.
After our stockholders have received a non-cumulative, non-compounded return of 5.0% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For these purposes, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. We pay this fee for services provided or arranged by our business manager, such as managing our day-to-day business operations, arranging for the ancillary services provided by other affiliates and overseeing these services, administering our bookkeeping and accounting functions, consulting with our board, overseeing our real estate assets and providing other services as our board deems appropriate. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the year ended December 31, 2012, the Company incurred $108 thousand of investigation costs, resulting in a business management fee expense of $39,892, or approximately 0.35% of our “average invested assets” on an annual basis, for the year ended December 31, 2012. In addition, effective July 30, 2012, the Company extended the agreement with the Business Manager through July 30, 2013. The terms of the Business Manager Agreement remains unchanged.
We pay Inland Investment Advisors, Inc., another affiliate of our business manager, an annual fee, paid on a monthly basis, totaling 1% of the first $1 to $5 million of marketable securities under management, 0.85% of marketable securities from $5 to $10 million, 0.75% of marketable securities from $10 to $25 million, 0.65% of marketable securities from $25 to $50 million, 0.60% of marketable securities from $50 to $100 million and 0.50% of marketable securities above $100 million. Notwithstanding the above, the total annual fees paid to Inland Investment Advisors plus the annual business management fee paid to our business manager may not exceed the amounts we may pay as the annual business management fee. For the year ended December 31, 2012, we paid fees to Inland Investment Advisors in an amount equal to approximately $1.8 million.
We also reimburse our business manager and its affiliates for all expenses that it, or any affiliate, pays or incurs on our behalf, including the salaries and benefits of persons employed by the business manager or its affiliates and performing services for us, except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the business manager. For the purposes of reimbursement, our corporate secretary is not considered an “executive officer”. For the year ended December 31, 2012, we incurred approximately $12.2 million of these costs. In addition, for any year in which we qualify as a REIT, our business manager must reimburse us for the amounts, if any, by which the total operating expenses paid during the previous year exceed the greater of 2% of the average invested assets for that year or 25% of net income for that year, subject to certain adjustments. Our total operating expenses did not exceed these limits during the year ended December 31, 2012.
Additionally, we pay the business manager a fee for services performed in connection with acquiring a controlling interest in a REIT or other real estate operating company. Acquisition fees, however, are not paid for acquisitions solely of a fee interest in property. The amount of the acquisition fee is equal to 2.5% of the aggregate purchase price paid to acquire the controlling interest. We did not pay any acquisition fees for the year ended December 31, 2012.

We pay our property managers, entities owned principally by individuals who are affiliated with our sponsor, a monthly fee up to a certain percentage of gross operating income (as defined). For the six months ending June 30, 2012, the property managers were entitled to receive property management fees up to 4.5% of gross operating income (as defined), for management and leasing services; however, (1) for triple-net lease properties, the property managers were entitled to monthly fees equal to 2.9%

of the gross income generated by the applicable property each month and (2) for bank branches, the property managers were entitled to monthly fees equal to 2.5% of the gross income generated by the applicable property each month in operating companies purchased by the Company. The property managers were entitled to receive an oversight fee of 1% of gross operating income (as defined). These rates became effective January 1, 2012 when we entered into an extension agreement with the property managers which extended the term through June 30, 2012.

On July 1, 2012, we entered into new master agreements with its property managers and extended the term until December 31, 2013 which will automatically be renewed until June 30, 2015 unless either party to the agreement provides written notice of cancellation before June 30, 2013. Under the new master agreements, we paid the property managers monthly management fees by property type, updated as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

We also pay our property managers, based on the type of property managed, a monthly oversight fee of up to 1% of the gross income from each property managed directly by entities other than our property managers, their affiliates or agents. We do not pay any oversight fees with respect to our lodging properties. Further, as is customary in the industry, we reimburse each property manager, its affiliates and agents for property-level expenses that it or they pay, such as salaries and benefit expenses for on-site employees and other miscellaneous expenses. We paid our property managers management fees of approximately $27.6 million for the year ended December 31, 2012. We did not pay any oversight fees for the year ended December 31, 2012. We also reimbursed the property managers approximately $14.0 million related to property level payroll costs.
We pay a related party of the business manager 0.2% of the principal amount of each loan placed on our behalf. Such costs are capitalized as loan fees and amortized over the respective loan term. We paid $1.2 million for the year ended December 31, 2012. During the first half of 2012, we paid a related party to provide loan servicing. We paid $0.1 million for the year ended December 31, 2012.
As of December 31, 2012, we had deposited $0.4 million in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc., which is owned by The Inland Group, Inc.

We are party to an agreement with a limited liability company formed as an insurance association captive , which is wholly-owned by us and and two related parties, Inland Real Estate Corporation (“IRC”) and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America ("RPAI"). We paid insurance premiums of $12.2 million for the year ended December 31, 2012.
We held 889,820 shares of IRC valued $7.5 million as of December 31, 2012.
Policies and Procedures with Respect to Related Party Transactions
Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors not otherwise interested in the transaction. All transactions described under the caption “Related Party Transactions” are subject to board approval, including a majority of the independent directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. We believe that our general policies and procedures regarding related party transactions also are evidenced by the disclosures in this Form 10-K and our prior proxy statements under the caption “Certain Relationships and Related Transactions.” We may in the future adopt more specific written policies and procedures regarding related party transactions.

Item 14. Principal Accounting Fees and Services.
Fees to Independent Registered Public Accounting Firm
The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLC (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2012 and 2011, respectively.

	Year ended December 31,
	2012	2011
Audit fees (1)	$1,638,845	$1,283,000
Audit-related fees	—	—
Tax fees (2)	514,774	567,760
All other fees	—	—

TOTAL	$2,153,619	$1,850,760

(1)	Audit fees consist principally of fees paid for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports.

(2)	Tax fees are comprised of tax compliance fees.

Approval of Services and Fees
Our audit committee has reviewed and approved all of the fees charged by KPMG for the years ended December 31, 2012 and 2011, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2012 and 2011, respectively, were consistent with maintaining KPMG's independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC's auditor independence rules are satisfied.
Under the policy, the audit committee must pre-approve any engagements to render services provided by the Company's independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the audit committee will periodically monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved. The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(b)	Financial Statements:

Report of Independent Registered Public Account Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2012 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III)

(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules
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
INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
President
Date:	March 12, 2013
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks	Director and chairman of the board	March 12, 2013
Name:	Robert D. Parks

By:	/s/ Thomas P. McGuinness	President (principal executive officer)	March 12, 2013
Name:	Thomas P. McGuinness

By:	/s/ Jack Potts	Treasurer and principal financial officer	March 12, 2013
Name:	Jack Potts

By:	/s/ Anna N. Fitzgerald	Principal accounting officer	March 12, 2013
Name:	Anna N. Fitzgerald

By:	/s/ J. Michael Borden	Director	March 12, 2013
Name:	J. Michael Borden

By:	/s/ Thomas F. Meagher	Director	March 12, 2013
Name:	Thomas F. Meagher

By:	/s/ Paula Saban	Director	March 12, 2013
Name:	Paula Saban

By:	/s/ William J. Wierzbicki	Director	March 12, 2013
Name:	William J. Wierzbicki

By:	/s/ Thomas F. Glavin	Director	March 12, 2013
Name:	Thomas F. Glavin

By:	/s/ Brenda G. Gujral	Director	March 12, 2013
Name:	Brenda G. Gujral

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

10.2.2
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.2.3
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

EXHIBIT NO.	DESCRIPTION

10.2.4
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

10.10
Letter Agreement, dated May 4, 2012, from Inland American Business Manager & Advisor, Inc. to Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 7, 2012)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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