Form 10-Q
period 2013-03-31
Inland American Real Estate Trust, Inc.
filed 2013-05-15
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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
Yes  ☐   No ☒
As of May 10, 2013 there were 897,696,601 shares of the registrant’s common stock outstanding.

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

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Assets:
Investment properties:
Land	$1,874,287	$1,882,715
Building and other improvements	8,734,157	8,679,105
Construction in progress	316,525	337,384
Total	10,924,969	10,899,204
Less accumulated depreciation	(1,658,103)	(1,581,524)
Net investment properties	9,266,866	9,317,680
Cash and cash equivalents	203,544	220,779
Restricted cash and escrows	109,410	104,027
Investment in marketable securities	371,012	327,655
Investment in unconsolidated entities	253,308	253,799
Accounts and rents receivable (net of allowance of $10,069 and $10,348)	128,430	121,773
Intangible assets, net	285,375	298,828
Deferred costs and other assets	114,219	115,343
Total assets	$10,732,164	$10,759,884
Liabilities and Equity
Liabilities:
Mortgages, notes and margins payable, net	$6,024,368	$6,006,146
Accounts payable and accrued expenses	135,533	142,835
Distributions payable	37,281	37,059
Intangible liabilities, net	79,877	80,769
Other liabilities	136,378	150,325
Total liabilities	6,413,437	6,417,134
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 894,734,945 and 889,424,572 shares issued and outstanding	894	889
Additional paid in capital	7,958,665	7,921,913
Accumulated distributions in excess of net loss	(3,771,677)	(3,664,591)
Accumulated other comprehensive income	130,720	84,414
Total Company stockholders’ equity	4,318,602	4,342,625
Noncontrolling interests	125	125
Total equity	4,318,727	4,342,750
Total liabilities and equity	$10,732,164	$10,759,884
See accompanying notes to the consolidated financial statements.

 INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Income:
Rental income	$159,237	$151,416
Tenant recovery income	25,509	23,695
Other property income	4,025	3,447
Lodging income	185,150	136,601
Total income	373,921	315,159
Expenses:
General and administrative expenses	10,151	8,872
Property operating expenses	31,887	29,407
Lodging operating expenses	123,840	91,162
Real estate taxes	25,994	23,114
Depreciation and amortization	105,934	103,028
Business management fee	9,972	10,000
Provision for asset impairment	13,932	3,540
Total expenses	321,710	269,123
Operating income	$52,211	$46,036
Interest and dividend income	5,231	4,910
Other income	977	665
Interest expense	(77,117)	(71,705)
Equity in loss of unconsolidated entities	(974)	(419)
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	131	(4,200)
Realized gain, (loss) and impairment on securities, net	1,481	1,423
Loss before income taxes	(18,060)	(23,290)
Income tax expense	(2,030)	(2,498)
Net loss from continuing operations	(20,090)	(25,788)
Net income (loss) from discontinued operations	24,581	(4,422)
Net income (loss)	4,491	(30,210)
Less: Net income attributable to noncontrolling interests	(8)	(73)
Net income (loss) attributable to Company	$4,483	$(30,283)
Net loss per common share, from continuing operations	$(0.02)	$(0.02)
Net income (loss) per common share, from discontinued operations	$0.03	$(0.01)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	892,097,144	872,886,566
Other comprehensive income (loss):
Unrealized gain on investment securities	47,393	18,331
Unrealized loss on derivatives	(4)	(477)
Reclassification adjustment for amounts recognized in net income	(1,083)	(798)
Comprehensive income (loss) attributable to the Company	$50,789	$(13,227)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the three months ended March 31, 2013
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	4,483	—	8	4,491
Unrealized gain on investment securities	—	—	—	—	47,393	—	47,393
Unrealized loss on derivatives	—	—	—	—	(4)	—	(4)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(1,083)	—	(1,083)
Distributions declared	—	—	—	(111,569)	—	(8)	(111,577)
Proceeds from distribution reinvestment plan	6,644,897	7	46,000	—	—	—	46,007
Share repurchase program	(1,334,524)	(2)	(9,248)	—	—	—	(9,250)
Balance at March 31, 2013	894,734,945	$894	$7,958,665	$(3,771,677)	$130,720	$125	$4,318,727
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the three months ended March 31, 2012
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	—	—	—	(30,283)	—	73	(30,210)
Unrealized gain on investment securities	—	—	—	—	18,331	—	18,331
Unrealized loss on derivatives	—	—	—	—	(477)	—	(477)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(798)	—	(798)
Distributions declared	—	—	—	(109,217)	—	(166)	(109,383)
Proceeds from distribution reinvestment plan	6,811,250	7	49,169	—	—	—	49,176
Balance at March 31, 2012	875,998,610	$876	$7,825,049	$(3,294,722)	$59,004	$(254)	$4,589,953
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,491	$(30,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,377	109,381
Amortization of above and below market leases, net	(720)	(372)
Amortization of debt premiums, discounts and financing costs	4,018	3,967
Straight-line rental income	(2,118)	(2,956)
Provision for asset impairment	13,932	10,429
Gain on sale of property	(23,893)	—
Gain on extinguishment of debt	(343)	—
Equity in earnings of unconsolidated entities	974	419
Distributions from unconsolidated entities	1,221	3,061
(Gain), loss and impairment of investment in unconsolidated entities	(131)	4,200
Realized (gain) loss on securities	(1,481)	(1,423)
Other non-cash adjustments	(337)	106
Changes in assets and liabilities:
Accounts and rents receivable	(7,165)	(5,461)
Deferred costs and other assets	5,066	679
Accounts payable and accrued expenses	(7,651)	(12,834)
Other liabilities	1,823	6,939
Net cash flows provided by operating activities	94,063	85,925
Cash flows from investing activities:
Purchase of investment properties	(92,024)	(194,514)
Acquired in-place and market lease intangibles, net	(2,752)	(4,526)
Capital expenditures and tenant improvements	(19,097)	(21,182)
Investment in development projects	(11,727)	(23,646)
Sale of investment properties	112,831	—
Purchase of marketable securities	(612)	(19,195)
Sale of marketable securities	4,648	8,154
Investment in unconsolidated entities	(4,101)	(49)
Distributions from unconsolidated entities	2,529	3,093
Payment of leasing fees	(1,337)	(1,358)
Payments from notes receivable	9	7
Restricted escrows and other assets	(4,064)	(6,809)
Other (assets) liabilities	(2,920)	—
Net cash flows used in investing activities	(18,617)	(260,025)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	46,007	49,176
Shares repurchased	(9,250)	—
Distributions paid	(111,352)	(108,933)
Proceeds from mortgage debt and notes payable	94,752	326,392
Payoffs of mortgage debt	(77,096)	(170,742)
Principal payments of mortgage debt	(13,299)	(10,462)
Proceeds from and (payoff of) margin securities debt, net	(18,799)	36,303
Payment of loan fees and deposits	(3,644)	(3,073)
Distributions paid to noncontrolling interests, net	—	(166)
Net cash flows provided by (used in) financing activities	(92,681)	118,495
Net decrease in cash and cash equivalents	(17,235)	(55,605)
Cash and cash equivalents, at beginning of period	220,779	218,163
Cash and cash equivalents, at end of period	$203,544	$162,558

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(127,910)	$(373,781)
Tenant and real estate tax liabilities assumed at acquisition, net	195	492
Assumption of mortgage debt at acquisition	35,963	180,000
Non-cash discount (premium) of mortgage debt assumed	702	(5,746)
Assumption of lender held escrows	(974)	4,521
	$(92,024)	$(194,514)

Cash paid for interest, net capitalized interest of $2,253 and $2,790	$74,276	$70,944
Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$5,289	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report on Form 10-K, as amended, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

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

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Mortgages, Notes and
Margins Payable Note 8.

At March 31, 2013, the Company owned a portfolio of 759 commercial real estate properties compared to 970 properties at March 31, 2012. The breakdown by segment is as follows:

Segment	Property Count	Square Ft/Rooms/Units/Beds
Retail	550	22,145,714	square feet
Lodging	88	16,407	rooms
Office	42	10,226,500	square feet
Industrial	53	13,061,447	square feet
Multi-Family	26	5,332 beds / 4,919 units

(2) Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2013. Refer to the Company’s 2012 Form 10-K for a summary of significant accounting policies.

(3) Acquired Properties

The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the three months ended March 31, 2013 and 2012, the Company incurred $420 and $590, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

The Company acquired four properties for the three months ended March 31, 2013 and six properties for three months ended March 31, 2012, for a gross acquisition price of $119,900 and $396,100, respectively. The table below reflects acquisition activity during the three months ended March 31, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms
Lodging	Bohemian Hotel Celebration	2/7/2013	$17,500	115	Rooms
Retail	Westport Village	2/22/2013	33,550	169,603	Square Feet
Lodging	Andaz San Diego Hotel	3/4/2013	53,000	159	Rooms
Multifamily	University House @ TCU	3/7/2013	15,850	118	Beds
Total			$119,900
For properties acquired as of March 31, 2013, the Company recorded revenue of $7,422 and property net income of $4,868, not including related expensed acquisition costs in 2013. For properties acquired as of March 31, 2012, the Company recorded revenue of $3,223 and property net income of $803, not including related expensed acquisition costs in 2012.

(4) Discontinued Operations

The Company sold 38 properties and surrendered one property to the lender (in satisfaction of non-recourse debt) during the three months ended March 31, 2013 for a gross disposition price of $115,300. There were no properties disposed of for the three months ended March 31, 2012. The table below reflects sales activity for the three months ended March 31, 2013.

Segment	Property	Date	Gross Disposition Price	Sq Ft / Rooms / Units (unaudited)
Retail	Citizens Banks - 8 Properties	Q1 2013	$6,600	23,428	Square Feet
Lodging	Baymont Inn - Jacksonville	2/6/2013	3,500	118	Rooms
Multifamily	Nantucket Apartments	3/13/2013	46,100	394	Units
Lodging	Homewood Suites - Durham	3/21/2013	8,300	96	Rooms
Retail	SunTrust - 27 Properties	3/22/2013	50,800	146,851	Square Feet
Total			$115,300

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed properties in consolidated operations. The components of the Company’s discontinued operations are presented below, which include the results of operations during the three months ended March 31, 2013 and 2012 in which the Company owned such properties.

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$2,789	$28,690
Expenses	1,992	20,060
Provision for asset impairment	—	6,889
Operating income from discontinued operations	$797	$1,741
Other loss	(452)	(6,163)
Gain on sale of properties, net	23,909	—
Gain of extinguishment of debt	343	—
Loss on transfer of assets	$(16)	$—
Net income (loss) from discontinued operations	$24,581	$(4,422)

For the three months ended March 31, 2013, the Company had generated proceeds from the sale of properties of $112,831. There were no assets disposed of for the three months ended March 31, 2012.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

(5) Investment in Partially Owned Entities
Consolidated Entities
The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of March 31, 2013 reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities' agreements.
For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	As of March 31, 2013	As of December 31, 2012
Net investment properties	$112,537	$113,476
Other assets	8,595	8,687
Total assets	121,132	122,163
Mortgages, notes and margins payable	(76,044)	(84,291)
Other liabilities	(49,146)	(49,648)
Total liabilities	(125,190)	(133,939)
Net assets	$(4,058)	$(11,776)
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company’s Form 10-K for the year ended December 31, 2012 for details of each unconsolidated entity.
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

Entity	Description	Ownership%	Investment at March 31, 2013	Investment at December 31, 2012
Cobalt Industrial REIT II	Industrial portfolio	36%	$100,398	$102,599
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	34,837	34,541
Brixmor/IA JV, LLC	Retail Shopping Centers	(a)	87,560	90,315
Other Unconsolidated Entities	Various real estate investments	Various	30,513	26,344
			$253,308	$253,799

(a)	The Company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.
For the three months ended March 31, 2013 and 2012, the Company recorded impairment of its unconsolidated entities of $0 and $4,200, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

Combined Financial Information
The following table presents the combined condensed financial information for the Company’s investment in unconsolidated entities.

	March 31, 2013	December 31, 2012
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$1,394,845	$1,437,268
Other assets	225,904	222,096
Total Assets	1,620,749	1,659,364
Liabilities and Equity:
Mortgage debt	$1,050,458	$1,062,086
Other liabilities	83,612	89,573
Equity	486,679	507,705
Total Liabilities and Equity	$1,620,749	$1,659,364
Company’s share of equity	$252,538	$252,994
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,747 and $1,714, respectively)	770	805
Carrying value of investments in unconsolidated entities	$253,308	$253,799

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Statements of Operations:
Revenues	$43,237	$60,261
Expenses:
Interest expense and loan cost amortization	$12,121	$17,589
Depreciation and amortization	15,330	25,371
Operating expenses, ground rent and general and administrative expenses	16,547	19,796
Total expenses	$43,998	$62,756
Net income (loss)	$(761)	$(2,495)
Company’s share of:
Net income (loss), net of excess basis depreciation of $33 and $85	$(974)	$(419)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

The unconsolidated entities had total third party debt of $1,050,458 at March 31, 2013 that matures as follows:

2013	$21,758
2014	75,233
2015	58,606
2016	—
2017	108,000
Thereafter	786,861
$1,050,458

The debt maturities of the unconsolidated entities are not recourse to the Company, and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6)Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the three months ended March 31, 2013 and 2012.

	For the three months ended		Unpaid amounts as of
	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement (a)	$3,490	$2,802	$2,626	$4,017
Loan servicing (b)	—	158	—	—
Investment advisor fee (c)	484	436	163	150
Total general and administrative to related parties	$3,974	$3,396	$2,789	$4,167
Property management fees (d)	$6,327	7,318	83	75
Business management fee (e)	$9,972	10,000	9,972	9,910
Loan placement fees (f)	$173	$777	$—	$—

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of March 31, 2013 and December 31, 2012 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
For the three months ended March 31, 2013, the property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $3,007 and $3,590 for the three months ended March 31, 2013 and 2012, respectively. Unpaid amounts as of March 31, 2013 and December 31, 2012 are included in other liabilities on the consolidated balance sheets.

(e)
After the Company’s stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the three months ended March 31, 2013 and 2012, average invested assets were $11,423,146 and $11,398,118. The Company incurred a business management fee of $9,972 and $10,000, which is equal to 0.09%, and 0.09% of average invested assets for the three months ended March 31, 2013 and 2012, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the three months ended March 31, 2013, the Company incurred $28 of investigation costs, resulting in a business management fee expense of $9,972 for the three months ended March 31, 2013. In addition, effective July 30, 2012, the Company extended the agreement with the Business Manager through July 30, 2013. The terms of the Business Manager Agreement remains unchanged.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of March 31, 2013 and December 31, 2012, the Company had deposited $375 and $375, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and two related parties, Inland Real Estate Corporation (“IRC”) and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America ("RPAI"). The Company paid insurance premiums of $3,175 and $2,931 for the three months ended March 31, 2013 and 2012, respectively.
In addition, the Company held 899,820 shares of IRC valued at $9,079 as of March 31, 2013. As of December 31, 2012, the Company held 899,820 shares of IRC valued at $7,540.

(7) Investment in Marketable Securities
Investment in marketable securities of $371,012 and $327,655 at March 31, 2013 and December 31, 2012, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $239,814 and $242,370 as of March 31, 2013 and December 31, 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities of $131,198 and $85,285, which includes gross unrealized losses of $954 and $2,014 related to its marketable securities as of March 31, 2013 and December 31, 2012, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three months ended March 31, 2013 and 2012.
Dividend income is recognized when earned. During the three months ended March 31, 2013 and 2012, dividend income of $4,595 and $4,596, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

(8) Mortgages, Notes and Margins Payable
Mortgage loans outstanding as of March 31, 2013 and December 31, 2012 were $5,929,147 and $5,894,443 and had a weighted average interest rate of 5.07% and 5.10% per annum, respectively. Mortgage premium and discount, net, was a discount of $25,122 and $27,439 as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047, as follows:

Maturity Date	As of March 31, 2013	Weighted average annual interest rate
2013	721,389	4.46%
2014	752,422	3.83%
2015	635,826	4.70%
2016	854,328	5.24%
2017	1,284,930	5.57%
Thereafter	1,680,252	5.56%
The Company is negotiating refinancing debt maturing in 2013 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2013, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $698,566 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of March 31, 2013, the Company was in compliance with all mortgage loan requirements except four loans with a carrying value of $66,336; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $11,000 in 2012 and $43,236 in 2017.
The Company has purchased a portion of its securities through margin accounts. As of March 31, 2013 and December 31, 2012, the Company has recorded a payable of $120,343 and $139,142, respectively, for securities purchased on margin. At March 31, 2013 and December 31, 2012, the average interest rate on margin loans was 0.553% and 0.560%. Interest expense in the amount of $216 and $199 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for three months ended March 31, 2013 and 2012, respectively.

(9) Fair Value Measurements
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

March 31, 2013
(unaudited)

Recurring Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2013
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$347,548	$—	$—
Real estate related bonds	—	23,464	—
Total assets	$347,548	$23,464	$—
Derivative interest rate instruments	$—	$(477)	$—
Total liabilities	$—	$(477)	$—

	Fair Value Measurements at December 31, 2012
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$304,811	$—	$—
Real estate related bonds	—	22,844	—
Total assets	$304,811	$22,844	$—
Derivative interest rate instruments	$—	$(871)	$—
Total liabilities	$—	$(871)	$—
Level 1
At March 31, 2013 and December 31, 2012, the fair value of the available for sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curves which are widely observable in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2013 and December 31, 2012, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

Level 3
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three months ended March 31, 2013 and 2012. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended		For the three months ended
	March 31, 2013		March 31, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$29,027	13,932	1,457	3,540
Investment in unconsolidated entities	—	—	19,311	4,200
Total	$29,027	13,932	20,768	7,740
The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 8.50% to 11.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
During the three months ended March 31, 2013, the Company identified certain properties which may have a reduction in the expected holding period and the Company reviewed the probability of these assets’ dispositions. For the three months ended March 31, 2013 and 2012, the Company recorded an impairment of investment properties of $13,932 and $3,540, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $6,889 is included in discontinued operations for the three months ended March 31, 2013 and 2012, respectively.
During the three months ended March 31, 2012, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company’s estimated fair value relating to the investment in unconsolidated entity's impairment analysis was in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 8.00% to 11.25% and discount rates ranging from 10.00% to 11.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. These factors resulted in an impairment charge of $4,200 for the three months ended March 31, 2012. There were no impairments to investment in unconsolidated entities recorded for the three months ended March 31, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$5,929,147	$5,979,062	$5,894,443	$5,790,201
Margins payable	$120,343	$120,343	$139,142	$139,142
The Company estimates the fair value of its mortgage and notes payable instruments using a weighted average effective interest rate of 5.07% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

(10) Income Taxes

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
The Company has identified certain distribution and stockholder reimbursement practices that may have caused certain dividends to be treated as preferential dividends, which cannot be used to satisfy the 90% Distribution Requirement. The Company has also identified the ownership of certain assets that may have violated a REIT qualification requirement that prohibits a REIT from owning "securities" of any one issuer in excess of 5% of the REIT's total assets at the end of any calendar quarter (the "5% Securities Test"). In order to provide greater certainty with respect to the Company's qualification as a REIT for federal income tax purposes, management concluded that it was in the best interest of the Company and its stockholders to request closing agreements from the Internal Revenue Service ("IRS") for both the Company and MB REIT with respect to such matters. Accordingly, on October 31, 2012, MB REIT filed a request for a closing agreement with the IRS. Additionally, the Company filed a separate request for a closing agreement on its own behalf on March 7, 2013.
The Company identified certain aspects of the calculation of certain dividends on MB REIT's preferred stock and also aspects of the operation of certain "set aside" provisions with respect to accrued but unpaid dividends on certain classes of MB REIT's preferred stock that may have caused certain dividends to be treated as preferential dividends. In the case of the Company, management identified certain aspects of the operation of the Company's dividend reinvestment plan and distribution procedures and also certain reimbursements of stockholder expenses that may have caused certain dividends to be treated as preferential dividends. If these practices resulted in preferential dividends, the Company and MB REIT would not have satisfied the 90% Distribution Requirement and thus may not have qualified as REITs, which would result in substantial corporate tax liability for the years in which the Company or MB REIT failed to qualify as a REIT.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the three months ended March 31, 2013 and 2012, an income tax expense of $2,030 and $2,498 was included on the consolidated statements of operations and other comprehensive income.

(11) Segment Reporting
The Company has five business segments: Retail, Lodging, Office, Industrial, and Multi-family. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the three months ended March 31, 2013, approximately 10% of the Company’s rental revenue (related to the retail, office and industrial segments) was generated by approximately 400 retail banking properties leased to SunTrust Banks, Inc. and approximately 9% of the Company’s rental revenue (related to the retail, office and industrial segments) was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2013.

	Total	Retail	Lodging	Office	Industrial	Multi-family
Rental income	$156,399	$76,433	$—	$35,687	$19,936	$24,343
Straight line income	2,838	1,629	—	707	453	49
Tenant recovery income	25,509	17,975	—	6,654	721	159
Other property income	4,025	1,584	—	705	25	1,711
Lodging income	185,150	—	185,150	—	—	—
Total income	$373,921	$97,621	$185,150	$43,753	$21,135	$26,262
Operating expenses	$181,721	$26,102	$131,930	$11,003	$1,364	$11,322
Net operating Income	$192,200	$71,519	$53,220	$32,750	$19,771	$14,940
Non allocated expenses (a)	$(126,057)
Other income and expenses (b)	$(71,458)
Equity in loss of unconsolidated entities (c)	$(843)
Provision for asset impairment (d)	$(13,932)
Net loss from continuing operations	$(20,090)
Net income from discontinued operations	$24,581
Net income attributable to noncontrolling interests	$(8)
Net income attributable to Company	$4,483

Balance Sheet Data:
Real estate assets, net (e)	$9,235,716	$3,479,700	$2,721,073	$1,465,026	$789,778	$780,139
Non-segmented assets (f)	$1,496,448
Total Assets	$10,732,164
Capital expenditures	$19,097	$821	$16,758	$887	$5	$626

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain of investment in unconsolidated entities.

(d)	Of the total provision for asset impairment, $12,816 related to retail properties and $1,116 related to an industrial property.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2012.

	Total	Retail	Lodging	Office	Industrial	Multi-family
Rental income	$148,325	$74,065	$—	$35,604	$20,241	$18,415
Straight-line income	3,091	1,574	—	850	562	105
Tenant recovery income	23,695	16,660	—	6,490	460	85
Other property income	3,447	827	—	928	239	1,453
Lodging income	136,601	—	136,601	—	—	—
Total income	$315,159	$93,126	$136,601	$43,872	$21,502	$20,058
Operating expenses	$143,683	$24,237	$97,876	$10,892	$1,307	$9,371
Net property operations	$171,476	$68,889	$38,725	$32,980	$20,195	$10,687
Non allocated expenses (a)	$(121,900)
Other income and expenses (b)	$(67,205)
Equity in loss of unconsolidated entities (c)	$(4,619)
Provision for asset impairment (d)	$(3,540)
Net loss from continuing operations	$(25,788)
Net loss from discontinued operations	$(4,422)
Net income attributable to noncontrolling interests	$(73)
Net loss attributable to Company	$(30,283)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the impairment/loss on sale of investment in unconsolidated entities.

(d)	The total provision for asset impairment related to retail properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

(12) Earnings (loss) per Share
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
The basic and diluted weighted average number of common shares outstanding was 892,097,144 and 872,886,566 for the three months ended March 31, 2013 and 2012, respectively.

(13) Commitments and Contingencies

Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2013 the Company has funded $51,816 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of March 31, 2013.
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

The Company also has received related demands from stockholders (collectively, the "Stockholder Demands") to conduct investigations regarding claims that the officers, the board of directors, the Business Manager and the affiliates of the Business Manager (the "Inland American Parties") breached their fiduciary duties to the Company in connection with the matters that the Company disclosed are subject to the SEC investigation. The first Stockholder Demand claims that the Inland American Parties (i) falsely reported the value of the Company's common stock until September 2010; (ii) caused the Company to purchase shares of its common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in payment of fees to the business manager for which it is not entitled. The three stockholders making that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The second Stockholder Demand made by another stockholder makes similar demands and further alleges the the Inland American Parties (i) caused the Company to engage in transactions that unduly favored related parties; (ii) falsely disclosed the timing and amount of distributions; and (iii) falsely disclosed whether the Company might become a self-administered REIT. Recently, the Company received a letter from another stockholder which fully adopts and joins in the first Stockholder Demand, but which makes no additional demands on the Company to perform investigation or pursue claims.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2013
(unaudited)

Upon receiving the first of the Stockholder Demands, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Stockholder Demand, any subsequent stockholder demands, as well as any other matters the independent directors see fit to investigate, include matters related to the SEC investigation. Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate. The special litigation committee is investigating these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.

On March 21, 2013, counsel for the stockholders who made the first Stockholder Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The Company expects to seek to have the case stayed while the special litigation committee completes its investigation.
On April 26, 2013, two stockholders of the Company filed a putative class action in the United States District Court for the Northern District of Illinois against the Company, and current members and one former member of its board of directors ("the Defendants"). The complaint seeks damages on behalf of plaintiffs and similarly situated individuals who purchased additional shares in the Company pursuant to the Company's Distribution Reinvestment Plan ("DRP") on or after March 30, 2009. Plaintiffs allege that the Defendants breached their fiduciary duties to plaintiffs and to members of the putative class by inflating the yearly estimated share price announced by the Company and by selling shares in the DRP to plaintiffs and members of the putative class at those allegedly inflated prices. The Company believes that the complaint lacks merit and intends to vigorously defend the case.
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

(14) Subsequent Events

Subsequent to March 31, 2013, the Company purchased one hotel for $80,000. The Company also sold 35 bank branches for $64,538, three office buildings for $36,400 and the IDS Center, an office building in Minneapolis, MN for $253,486.

On April 17 2013, the Company formed a new retail joint venture with PGGM Private Real Estate Fund, a Dutch pension fund service provider. The joint venture will focus on investing in stabilized necessity-based, multi tenant retail shopping centers in Texas and Oklahoma. The Company will have an equity stake of 55%, and PGGM will have an equity stake of 45%. The Company initially contributed 13 retail properties for an implied equity stake of approximately $97,000 and PGGM contributed approximately $79,000 of equity. The Company will contribute approximately $62,000 of additional equity towards new acquisitions in the target markets.

On May 8, 2013, the Company entered into an unsecured revolving line of credit with KeyBanc Capital Markets and J.P. Morgan Securities LLC, to borrow up to $275,000. The two lines are divided into a $200,000 revolving line of credit and a $75,000 term loan. The initial term for the line of credit is three years from closing, while the term loan is four years from closing. The purpose of the revolving line of credit is to assist the Company in the execution of its long-term strategy by providing flexibility in the timing of acquisitions of quality properties and divestiture of non-strategic assets.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2013. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
We continue to execute our long-term portfolio strategy by focusing our diversified assets in three specific real estate asset classes - retail, lodging and student housing. We believe this strategy presents the best opportunity to capitalize on current market trends in commercial real estate and realize income growth in these sectors. We believe that a key outcome of our strategy will be an opportunity to explore multiple liquidity events by segment.
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
During the execution of our strategy, we will focus on maintaining a stable income stream to provide a sustainable monthly distribution to our stockholders.
Our three objectives in the execution of our strategy are:

•	Sustaining a monthly stockholder distribution while maintaining capital preservation

•	Tailoring our portfolio to lodging, student housing and retail by expanding and enhancing these growth portfolios

•	Positioning for stockholder liquidity through multiple liquidity events by segment type

During the three months ended March 31, 2013, we continued to maintain a sustainable distribution rate funded by our cash operations, distributions from unconsolidated entities and gains on sales of properties. We also continued disposing of assets we determined less strategic and reinvesting the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns. For our existing portfolio, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.
On a consolidated basis, essentially all of our revenues and cash flows from operations for the three months ended March 31, 2013 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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
We expect to see increased same store operating performance in our lodging and multi-family segments in 2013. The lodging industry is expected to have positive growth for 2013 and the rental growth is projected to continue for the multi-family properties in 2013. Our retail, office and industrial portfolios are expected to maintain high occupancy and have limited lease rollover in the next three years. We believe the retail and industrial segments same store income will be consistent with prior year results. We do expect to see lower income in the office segment compared to prior year results. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2013. We believe we will be maintain our cash distribution in 2013 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Company Highlights for the three months ended March 31, 2013
Distributions
We have paid monthly cash distributions to our stockholders which totaled in the aggregate $111.4 million for the three months ended March 31, 2013, which was equal to $0.50 per share on an annualized basis, assuming that a share was outstanding the entire year. The distributions paid for the three months ended March 31, 2013 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties.
Investing Activities
Our acquisition and disposition activities for the three months ended March 31, 2013 highlight our move to divesting of less strategic assets and redeploying the capital into our long-term strategic segments, lodging, student housing and multi-tenant retail. We acquired two upper upscale lodging properties consisting of 274 rooms for $70.5 million and one student housing property of 118 beds for $15.9 million. In addition, we acquired one multi-tenant retail property consisting of 169,603 square feet for $33.6 million. As part of our strategy to realign our asset segments with higher performing assets, we sold 38 properties for a gross disposition price of $115.3 million, including 35 retail bank branches, two lodging properties, and one multi-family property.
Financing Activities
We successfully refinanced approximately $161.5 million of our 2013 maturities and placed debt on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. As of March 31, 2013, we had mortgage debt of approximately $5.9 billion and have a weighted average interest rate of 5.07% per annum. Our debt maturities remaining for 2013 are $721.4 million.
Operating Results
We experienced organic growth in our lodging and multi-family segments as our same store net operating income results increased 10.6% and 6.2%, respectively, from the three months ended March 31, 2012 to 2013. These increases are due to high occupancy and RevPAR and rental rate increases, in the lodging and multi-family segments, respectively. Our retail segment remained stable due to high occupancy rates and contractual rental rates. Our office and industrial segments have decreased slightly from prior year.
Additionally, the one luxury and eight upper-upscale lodging properties we have acquired since January 1, 2012 have contributed $11.3 million in lodging net operating income for the three months ended March 31, 2012. The three student housing properties we have acquired and the two student housing properties we placed in service since January 1, 2012 have contributed $3.6 million in multi-family net operating income for the three months ended March 31, 2012.

The following table represents our same store net operating income (in thousands) for the three months ended March 31, 2013. Net operating income is calculated in our segment reporting.

	March 31, 2013	March 31, 2012	Increase (decrease)	Increase (decrease)	Average Occupancy for period ended March 31, 2013	Average Occupancy for period ended March 31, 2012
Retail	$68,797	$68,737	$60	0.1%	93%	94%
Lodging	41,962	37,948	4,014	10.6%	70%	68%
Office	32,750	32,980	(230)	(0.7)%	93%	92%
Industrial	19,771	20,195	(424)	(2.1)%	97%	97%
Multi-Family	11,351	10,687	664	6.2%	93%	94%
	$174,631	$170,547	$4,084	2.4%

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three months ended March 31, 2013 and 2012. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net income (loss) attributable to Company	$4,483	(30,283)
Net income (loss), per common share, basic and diluted	$0.01	(0.03)
For the three months ended March 31, 2013, we had net income of $4,483 and for the three months ended March 31, 2012, we had net loss of $30,283. The increase from net loss to net income was primarily due to our sales of 38 properties for the three months ended March 31, 2013, in which we realized a gain on the sale of properties of $23,909. We also experienced an increase of $20,724 in net operating income as a result of same store growth in our lodging and multi-family segments and from a full year of operations related to our acquisitions in 2012.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three months ended	Three months ended	2013 Increase (decrease) from 2012
	March 31, 2013	March 31, 2012
Income:
Rental income	$159,237	$151,416	$7,821
Tenant recovery income	25,509	23,695	1,814
Other property income	4,025	3,447	578
Lodging income	185,150	136,601	48,549
Operating Expenses:
Property operating expenses	$31,887	$29,407	$2,480
Lodging operating expenses	123,840	91,162	32,678
Real estate taxes	25,994	23,114	2,880
Provision for asset impairment	13,932	3,540	10,392
General and administrative expenses	10,151	8,872	1,279
Business management fee	9,972	10,000	(28)
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

•
There was a modest increase in income for the three months ended March 31, 2013 compared to the same period in 2012. Total property income (excluding lodging) increased $10,213 and total net operating income increased $4,853 compared to the three months ended March 31, 2012. Our retail and multi-family segments were the drivers behind this increase, with net operating income increases of $2,630 and $4,253, respectively, compared to the three months ended March 31, 2012. The increase in retail net operating income was a result of a full year of operations for four retail properties purchased 2012, all of which contributed to the increase in rents per square foot in the entire retail portfolio. The increase in multi-family was the result of four student housing properties purchased and placed-in service in late 2012, as well as increased same store performance due to higher base rent per unit.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging income and operating expense increased for the three months ended March 31, 2013 compared to the same period in 2012 as a result of the seven hotels acquired in 2012. Same store net operating income increased $4,014 or 10.6% when comparing the three months ended March 31, 2013 to 2012. Five of those seven hotels were acquired late in the first quarter of 2012 and these hotels were all of the upper-upscale designation, which generate higher average daily rates and operating expenses than their lower-tier counterparts.

Provision for Asset Impairment

•
For the three months ended March 31, 2013, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result, we recorded a provision for asset impairment of $13,932 and $3,540 for the three months ended March 31, 2013 and 2012 respectively, to reduce the book value of certain of our investment properties to their fair values. For the three months ended March 31, 2012 we recorded a provision of $6,889 for asset impairment reflected in discontinued operations. For the three months ended March 31, 2012, we impaired certain properties of which nine were subsequently sold and the respective impairment charge of $6,889 is included in discontinued operations. Three of the properties previously impaired by $3,540 remain in continuing operations on the consolidated statements of operations.

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

•	We incurred a business management fee of $9,972 and $10,000, which is equal to 0.09%, and 0.09% of average invested assets for the three months ended March 31, 2013 and 2012, respectively.

•
The increase in general and administrative expense for the three months ended March 31, 2013 as compared to the same period March 31, 2012 was a result of increased legal costs and salary expenses incurred by the business manager that we reimbursed.

Non-Operating Income and Expenses:

	Three months ended	Three months ended	2013 Increase (decrease) from 2012
	March 31, 2013	March 31, 2012
Non-operating income and expenses:
Interest and dividend income	$5,231	$4,910	$321
Other income	977	665	312
Interest expense	(77,117)	(71,705)	(5,412)
Equity in loss of unconsolidated entities	(974)	(419)	(555)
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	131	(4,200)	4,331
Realized gain, (loss) and impairment on securities, net	1,481	1,423	58
Net income (loss) from discontinued operations	24,581	(4,422)	29,003

Interest Expense

•
Interest expense from continuing operations increased from $71,705 to $77,117 for the three months ended March 31, 2012 and 2013, respectively. Additional interest expense of $6,198 and $452 was reflected in discontinued operations for the three months ended March 31, 2012 and 2013, respectively. In total, interest expense decreased from $77,903 to $77,569 for the three months ended March 31, 2012 and 2013, respectively. This was primarily due to the decrease in the principal amount of mortgage debt financings from $6,137,783 as of March 31, 2012 to $5,929,147 as of March 31, 2013, as well as a decrease in the weighted average interest rate from 5.19% to 5.07% for the three months ended March 31, 2012 and 2013, respectively.

Discontinued Operations

•
During the three months ended March 31, 2013, we disposed of 39 properties. We did not dispose of any properties during the three months ended March 31, 2012. The activity for those properties is shown as income (loss) from discontinued operations of $24,581 and $(4,422) for the three months ended March 31, 2013 and 2012, respectively. The income for the three months ended March 31, 2013 was due to a gain on sale of properties of $23,909. The income from discontinued operations included a provision for asset impairment of $0 and $6,889 for the three months ended March 31, 2013 and 2012, respectively.

Segment Reporting
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 740 of our investment properties satisfied the criteria of being owned for the three months ended March 31, 2013 and 2012, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2013 and 2012. The rental rates reflected in retail, office, industrial, and multi-family are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. For the three months ended March 31, 2013, these costs associated with leasing space were not material. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
Retail Segment
Our retail segment net operating income on a same store basis remained stable for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 with a slight increase of $60 up to $68,797 from $68,737. On a total segment basis, we saw an increase in total net operating income of $2,630 or 3.8% for the three months ended March 31, 2013 compared to 2012. This was a result of a full year of operations for four retail properties purchased 2012, all of which contributed to the increase in rents per square foot in the entire retail portfolio.
Same store average economic occupancy remained consistent, although slightly decreasing, at 93% and 94% for the three months ended March 31, 2013 and 2012, respectively.
We have staggered lease expirations and expect manageable lease rollover. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages less than 9%. In 2017 and 2018, the percentage of leases expiring is higher than average. Of the leases expiring in 2017 and 2018, 37% and 28%, respectively, relate to our large portfolio of bank branches. We believe this is a manageable percentage of lease rollover.
Fundamentals in the retail segment are slowly improving. With limited new development and construction, we have a positive view of this segment long-term. Our retail portfolio strategy is to focus our capital in favorable demographic and geographic locations where rental and net operating income growth is expected. For current properties in the portfolio, we continue to maintain our expense controls and our successful property marketing programs and enhance current tenant relationships. We focus on new consumer trends and reevaluate tenant synergy as leases mature to guarantee proper tenant diversity at our properties.

	Total Retail Properties
	As of March 31,
	2013	2012
Physical occupancy	92%	93%
Economic occupancy	93%	94%
Rent per square foot	$15.01	$14.73
Investment in properties, undepreciated	$4,013,230	$3,888,389

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2013	324	1,034,723	15,940	5.0%	5.3%	15.40
2014	338	2,129,966	30,191	10.4%	10.0%	14.17
2015	378	2,406,879	30,619	11.7%	10.1%	12.72
2016	335	1,943,060	27,825	9.5%	9.2%	14.32
2017	620	3,138,006	61,045	15.3%	20.2%	19.45
2018	332	2,351,436	41,437	11.5%	13.7%	17.62
2019	90	1,452,567	17,719	7.1%	5.9%	12.20
2020	64	953,856	13,409	4.6%	4.4%	14.06
2021	63	677,484	9,841	3.3%	3.3%	14.53
2022	54	840,766	11,544	4.1%	3.8%	13.73
Thereafter	147	3,607,657	42,953	17.5%	14.2%	11.91
	2,745	20,536,400	302,523	100%	100%	14.73

Comparison of three months ended March 31, 2013 and 2012
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$73,663	$2,770	$76,433	$73,737	$328	$74,065	$(74)	(0.1)%	$2,368	3.2%
Straight Line Adjustment	1,424	205	1,629	1,648	(74)	1,574	(224)	(13.6)%	55	3.5%
Tenant recovery income	16,853	1,122	17,975	16,392	268	16,660	461	2.8%	1,315	7.9%
Other property income	1,584	—	1,584	793	34	827	791	99.7%	757	91.5%
Total revenues	$93,524	$4,097	$97,621	$92,570	$556	$93,126	$954	1.0%	$4,495	4.8%
Expenses:
Property operating expenses	$14,289	$749	$15,038	$13,655	$321	$13,976	$(634)	(4.7)%	$(1,062)	(7.6)%
Real estate taxes	10,438	626	11,064	10,178	83	10,261	(260)	(2.6)%	(803)	(7.8)%
Total operating expenses	$24,727	$1,375	$26,102	$23,833	$404	$24,237	$(894)	(3.8)%	$(1,865)	(7.7)%
Net operating income	$68,797	$2,722	$71,519	$68,737	$152	$68,889	$60	0.1%	$2,630	3.8%
Average occupancy for the period	93%	N/A	93%	94%	N/A	94%
Number of Properties	545	5	550	545	1	546

Lodging Segment
We measure our financial performance for lodging properties by revenue generated per available room known as RevPAR, which is an operational measure commonly used in the lodging industry to evaluate lodging performance. RevPAR represents the product of the average daily rate, or "ADR", charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues.
On a same store basis, net operating income increased 10.6% for the three months ended March 31, 2012 to 2013 from $37,948 to $41,962, which was a result of increased RevPar of $86 to $93 and ADR of $127 to $134 as occupancy remained consistent for the periods. On a total segment basis, net operating income increased $14,495 or 37.4% when comparing the three months ended March 31, 2013 to 2012. The large increase in net operating income was a result of a full year of operations related to our acquisitions in 2012, which were all in the upper-upscale designation. These hotels contributed to the total segment increase in RevPar of $86 to $95 and ADR of $127 to $138 for the three months ended March 31, 2012 to 2013.
We are optimistic our lodging portfolio will continue its strong performance for the remainder of 2013. We believe business and leisure travel will remain strong in 2013 with leisure demand continuing to be active, but price sensitive and group travel demand to be flat although at a healthy level. We also expect supply growth to remain below historical levels for the next couple of years, which will also help support the fundamentals for the lodging segment. We believe our RevPar will increase consistent with industry expectations and by upgrading our asset base through strategic acquisitions.

	Total Lodging Properties
	As of March 31,
	2013	2012
Revenue per available room	$95	$86
Average daily rate	$138	$127
Occupancy	69%	68%
Investment in properties, undepreciated	$3,363,414	$3,091,916

Comparison of three months ended March 31, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Lodging operating income	$140,091	$45,059	$185,150	$133,378	$3,223	$136,601	$6,713	5.0%	$48,549	35.5%
Expenses:
Lodging operating expenses	$91,428	$32,412	$123,840	$88,801	$2,361	$91,162	$(2,627)	(3.0)%	$(32,678)	(35.8)%
Real estate taxes	6,701	1,389	8,090	6,629	85	6,714	(72)	(1.1)%	(1,376)	(20.5)%
Total operating expenses	$98,129	$33,801	$131,930	$95,430	$2,446	$97,876	$(2,699)	(2.8)%	$(34,054)	(34.8)%
Net operating income	$41,962	$11,258	$53,220	$37,948	$777	$38,725	$4,014	10.6%	$14,495	37.4%
Average occupancy for the period	70%	N/A	69%	68%	N/A	68%
Number of properties	79	9	88	79	5	84
Room Rev Par	$93	N/A	$95	$86	N/A	$86
Average Daily Rate	$134	N/A	$138	$127	N/A	$127

Office Segment
Our office segment has remained consistent on a total segment and same store basis. Total segment and same store net operating income decreased by 0.7% from $32,980 to $32,750 from the three months ended March 31, 2012 to 2013. The stabilization of our office portfolio was due to consistent occupancies as well as steady rental rates over the periods.

We expect market rates to decrease from the current rates as office tenants continue to downsize not only their workforce, but also the space they provide for their employees. The lease expirations reflected in 2016 and 2017 substantially consist of two properties, AT&T in Hoffman Estates, Illinois, which is located in the greater metro Chicago market and AT&T in St. Louis, Missouri. These leases represent 66% of the 2016 lease expirations or approximately 1.7 million square feet and 79% of the 2017 lease expirations or approximately 1.5 million square feet, respectively.

	Total Office Properties
	As of March 31,
	2013	2012
Physical occupancy	92%	92%
Economic occupancy	93%	92%
Rent per square foot	$15.33	$15.22
Investment in properties, undepreciated	$1,911,227	$1,915,638
The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2013	34	564,980	7,447	6.0%	5.1%	13.18
2014	49	166,621	2,524	1.8%	1.8%	15.15
2015	46	400,062	7,259	4.2%	5.0%	18.15
2016	37	2,563,098	39,216	27.1%	27.0%	15.30
2017	25	1,858,187	23,430	19.6%	16.1%	12.61
2018	24	524,233	10,899	5.5%	7.5%	20.79
2019	10	753,210	9,894	8.0%	6.8%	13.14
2020	5	425,102	3,967	4.5%	2.7%	9.33
2021	12	1,310,978	19,343	13.9%	13.3%	14.75
2022	6	100,669	2,178	1.1%	1.5%	21.63
Thereafter	16	794,139	19,026	8.3%	13.3%	23.96
	264	9,461,279	145,183	100%	100%	15.34

Comparison of three months ended March 31, 2013 and 2012
The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$35,687	$—	$35,687	$35,604	$—	$35,604	$83	0.2%	$83	0.2%
Straight Line Adjustment	707	—	707	850	—	850	(143)	(16.8)%	(143)	(16.8)%
Tenant recovery income	6,654	—	6,654	6,490	—	6,490	164	2.5%	164	2.5%
Other property income	705	—	705	928	—	928	(223)	(24.0)%	(223)	(24.0)%
Total revenues	$43,753	$—	$43,753	$43,872	$—	$43,872	$(119)	(0.3)%	$(119)	(0.3)%
Expenses:
Property operating expenses	$7,482	$—	$7,482	$7,414	$—	$7,414	$(68)	(0.9)%	$(68)	(0.9)%
Real estate taxes	3,521	—	3,521	3,478	—	3,478	(43)	(1.2)%	(43)	(1.2)%
Total operating expenses	$11,003	$—	$11,003	$10,892	$—	$10,892	$(111)	(1.0)%	$(111)	(1.0)%
Net operating income	$32,750	$—	$32,750	$32,980	$—	$32,980	$(230)	(0.7)%	$(230)	(0.7)%
Average occupancy for the period	93%	N/A	93%	92%	N/A	92%
Number of Properties	42	—	42	42	—	42

Industrial Segment
Our industrial segment net operating income decreased slightly by $424 or 2.1% when comparing the three months ended March 31, 2013 to 2012. Our industrial segment base rent per square foot has remained consistent for the three months ended March 31, 2013 to 2012.
Our industrial properties' economic occupancy rates remained consistent at 97% for the three months ended March 31, 2013 and 2012. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages approximately 6%. We believe this is a manageable percentage of lease rollover.
Rental rates are expected to remain consistent in 2013 for our specialty distribution centers as well as our charter schools and correctional facilities and slightly increase for our distribution centers.

	Total Industrial Properties
	As of March 31,
	2013	2012
Physical occupancy	96%	96%
Economic occupancy	97%	97%
Rent per square foot	$6.44	$6.37
Investment in properties, undepreciated	$970,470	$977,899

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2013	4	724,521	4,503	5.7%	5.5%	6.21
2014	4	454,423	2,563	3.6%	3.1%	5.64
2015	4	885,506	3,749	7.0%	4.6%	4.23
2016	4	1,367,801	4,877	10.8%	6.0%	3.57
2017	4	888,749	5,162	7.0%	6.3%	5.81
2018	1	175,052	646	1.4%	0.8%	3.69
2019	1	43,500	113	0.3%	0.1%	2.61
2020	1	301,029	9,850	2.4%	12.1%	32.72
2021	4	1,049,486	5,849	8.3%	7.2%	5.57
2022	8	2,402,681	15,290	19.0%	18.7%	6.36
Thereafter	20	4,361,306	28,971	34.5%	35.6%	6.64
	55	12,654,054	81,573	100%	100%	6.45

Comparison of three months ended March 31, 2013 and 2012
The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to January 1, 2012. The properties in the same store segment were owned for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$19,936	$—	$19,936	$20,241	$—	$20,241	$(305)	(1.5)%	$(305)	(1.5)%
Straight Line Adjustment	453	—	453	562	—	562	(109)	(19.4)%	(109)	(19.4)%
Tenant recovery income	721	—	721	460	—	460	261	56.7%	261	56.7%
Other property income	25	—	25	239	—	239	(214)	(89.5)%	(214)	(89.5)%
Total revenues	$21,135	$—	$21,135	$21,502	$—	$21,502	$(367)	(1.7)%	$(367)	(1.7)%
Expenses:
Property operating expenses	$791	$—	$791	$862	$—	$862	$71	8.2%	$71	8.2%
Real estate taxes	573	—	573	445	—	445	(128)	(28.8)%	$(128)	(28.8)%
Total operating expenses	$1,364	$—	$1,364	$1,307	$—	$1,307	$(57)	(4.4)%	$(57)	(4.4)%
Net operating income	$19,771	$—	$19,771	$20,195	$—	$20,195	$(424)	(2.1)%	$(424)	(2.1)%
Average occupancy for the period	97%	N/A	97%	97%	N/A	97%
Number of Properties	53	—	53	53	—	53

Multi-family Segment
Our multi-family segment continues to perform well as net operating income increased $4,253 or 39.8% on a total segment basis for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily driven by additional student housing properties in our portfolio. We purchased two and placed in service two student housing properties in late 2012 and purchased one student housing property during the first quarter of 2013. Additionally same store net operating income increased $664 or 6.2% due to higher base rent per unit. We believe these increases were a result of the single family housing market downturn and limited availability of credit for new or existing homeowners, which drove demand to multi-family apartments across the nation.
Rental rates in the student housing and conventional multi-family classes rose significantly in 2013 compared to 2012 while occupancy remained consistent between periods. We expect rental rates to maintain or slightly increase throughout 2013. Rental rates have increased due to favorable market conditions as well as the addition of five student housing properties in 2012 and 2013. We anticipate sustaining occupancy at rates comparable to our occupancy of 94% as of March 31, 2013.

	Total Multi-family Properties
	As of March 31,
	2013	2012
Economic occupancy	94%	94%
End of month scheduled rent per multi-family unit per month	$991	$950
End of month scheduled rent per student housing bed per month	$687	$659
Investment in properties, undepreciated	$905,094	$701,732

Comparison of three months ended March 31, 2013 and 2012
The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$19,081	$5,262	$24,343	$18,415	$—	$18,415	$666	3.6%	$5,928	32.2%
Straight Line Adjustment	39	10	49	105	—	105	(66)	(62.9)%	(56)	(53.3)%
Tenant recovery income	159	—	159	85	—	85	74	87.1%	74	87.1%
Other property income	1,454	257	1,711	1,453	—	1,453	1	0.1%	258	17.8%
Total revenues	$20,733	$5,529	$26,262	$20,058	$—	$20,058	$675	3.4%	$6,204	30.9%
Expenses:
Property operating expenses	$7,281	$1,294	$8,575	$7,154	$—	$7,154	$(127)	(1.7)%	$(1,421)	(19.8)%
Real estate taxes	2,101	646	2,747	2,217	—	2,217	116	5.2%	(530)	(23.9)%
Total operating expenses	$9,382	$1,940	$11,322	$9,371	$—	$9,371	$(11)	(0.1)%	$(1,951)	(20.8)%
Net operating income	$11,351	$3,589	$14,940	$10,687	$—	$10,687	$664	6.2%	$4,253	39.8%
Average occupancy for the period	93%	N/A	94%	94%	N/A	94%
Number of Properties	21	5	26	21	—	21

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
The properties under development and all amounts set forth below are as of March 31, 2013. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	SF / Units / Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American (c)	Note Payable as of March 31, 2013	Estimated Placed in Service Date (d) (e)
Woodbridge	Wylie, TX	Retail	519,745	$44,932	$69,019	—	$18,110	(f)
Cityville/Cityplace (g)	Dallas, TX	Multi-family	356 units	58,434	62,169	—	29,808	Q2 2013
UH at Fullerton	Fullerton, CA	Student Housing	1,198 beds	116,428	128,501	—	64,485	Q3 2013
UH at Charlotte	Charlotte, NC	Student Housing	670 beds	4,835	44,243	10,210	—	Q3 2015
UH @ Arena District (h)	Eugene, OR	Student Housing	244 beds	7,251	20,685	1,174	—	Q3 2013

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $30,292 relates to phases that have been placed in service as of March 31, 2013.

(g)	Of the costs incurred to date to develop Cityville/Cityplace, $31,546 relates to units that have been placed in service as of March 31, 2013.

(h)	UH @ Arena District is a joint venture. This student housing property serves the campus of the University of Oregon.
As part of our restructure of, and foreclosure of the properties securing, the Stan Thomas Properties note, we, as the secured lender, began overseeing certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value, excluding capitalized interest, of the Railyards property is $114,711 as of March 31, 2013.

Liquidity and Capital Resources
As of March 31, 2013, we had $203.5 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

Short Term Liquidity and Capital Resources
On a short term basis, our principal demands for funds are to pay our corporate and property operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short term liquidity requirements from cash flow from operations, proceeds from our dividend reinvestment plan and distributions from our joint venture investments.

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
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2013 to March 31, 2013 totaling $111.6 million or $0.50 per share on an annualized basis, including amounts reinvested through the dividend reinvestments plan. For the three months ended March 31, 2013, we paid cash distributions of $111.4 million. These cash distributions were paid with $94.1 million from our cash flow from operations, $2.5 million provided by distributions from unconsolidated entities, as well as $23.9 million from gain on sales of properties.
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

The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Three months ended		Twelve months ended
	March 31, 2013	2012	2011	2010	2009	2008
Cash flow provided by operations	$94,063	$456,221	397,949	356,660	369,031	384,365
Distributions from unconsolidated entities	$2,529	$31,710	33,954	31,737	32,081	41,704
Gain on sales of properties (1)	$23,909	$40,691	6,141	55,412	—	—
Distributions declared	$(111,569)	$(440,031)	(429,599)	(417,885)	(405,337)	(418,694)
Excess (deficiency)	$8,932	$88,591	8,445	25,924	(4,225)	7,375

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Cash flow provided by operations	$94,063	$85,925
Distributions from unconsolidated entities	2,529	3,093
Gain on sales of properties	23,909	—
Distributions declared	(111,569)	(109,217)
Excess (deficiency)	$8,932	$(20,199)
(1) Excludes gains reflected on impaired values.
Our cash flow from operations in the first quarter is typically our lowest of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. We expect our cash flow from operations to increase during the remainder of the year consistent with historical trends which typically generates higher revenue and operating income during second and third quarters.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Three months ended March 31,		Twelve months ended December 31,
	2013	2012	2012	2011	2010	2009	2008
Distributions declared	$111,569	109,217	$440,031	429,599	417,885	405,337	418,694
Distributions paid	$111,352	108,933	$439,188	428,650	416,935	411,797	405,925
Distributions reinvested	$46,007	49,176	$191,785	199,591	207,296	231,306	242,113

Acquisitions and Dispositions of Real Estate Investments
We acquired four and six properties during the three months ended March 31, 2013 and 2012, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $92.0 million and $194.5 million for these acquisitions. During the three months ended March 31, 2013, we sold thirty eight properties, including thirty five bank branches, two hotels, and a multi-family property, generating net sales proceeds of $112.8 million. We sold no properties for the three months ended March 31, 2012.
Stock Offering
We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $6.93 per share. We are permitted to offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. We may also file a new registration statement to continue offering shares under the DRP. As of March 31, 2013, we had raised a total of approximately $8.8 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).
During the three months ended March 31, 2013, we sold a total of 6.6 million shares and generated $46.0 million in gross offering proceeds under the DRP, as compared to 6.8 million shares and $49.2 million during the three months ended March 31, 2012. Our average distribution reinvestment plan participation was 41% for the three months ended March 31, 2013, compared to 45% for the three months ended March 31, 2012.

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
For the three months ended March 31, 2013, we received requests for the repurchase of 1.4 million shares of our common stock. Of these requests, we repurchased 1.4 million shares of common stock for $9.8 million in April 2013. There were no additional requests outstanding. The price per share for all shares repurchased was $6.93 and all repurchases were funded from proceeds from our distribution reinvestment plan.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the quarter ended March 31, 2013	1,416,298	1,416,298	$6.93	$9,815
(a) Shares are repurchased in the month subsequent to the quarter in which the requests were received.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2013 (dollar amounts are stated in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$392,640	223,450	423,009	742,434	1,184,572	1,639,673	4,605,778
Variable rate debt (mortgage loans)	$328,749	528,972	212,817	111,894	100,358	40,579	1,323,369
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.68%	5.54%	5.68%	5.56%	5.73%	5.61%	5.64%
Variable rate debt (mortgage loans)	3.01%	3.11%	2.75%	3.14%	3.67%	3.46%	3.08%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $25.1 million, net of accumulated amortization, is outstanding as of March 31, 2013.
As of March 31, 2013, we had approximately $721.4 million and $752.4 million in mortgage debt maturing in 2013 and 2014, respectively. We are currently negotiating refinancing the 2013 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.
Mortgage loans outstanding as of March 31, 2013 and December 31, 2012 were $5.9 billion and $5.9 billion, respectively, and had a weighted average interest rate of 5.07% and 5.10% per annum, respectively. For the three months ended March 31, 2013 and 2012, we paid off $18.8 million and received proceeds of $36.3 million, respectively, against our portfolio of marketable securities. For the three months ended March 31, 2013 and 2012, we borrowed approximately $94.8 million and $326.4 million, respectively, secured by mortgages on our properties and assumed $36.0 million and $180.0 million of debt at acquisition on the 2013 and 2012 property acquisitions, respectively.

Summary of Cash Flows

	Three months ended March 31
	2013	2012
	(In thousands)
Cash provided by operating activities	$94,063	$85,925
Cash used in investing activities	$(18,617)	$(260,025)
Cash provided by (used in) financing activities	$(92,681)	$118,495
Decrease in cash and cash equivalents	$(17,235)	$(55,605)
Cash and cash equivalents, at beginning of period	$220,779	$218,163
Cash and cash equivalents, at end of period	$203,544	$162,558
Cash provided by operating activities was $94.1 million and $85.9 million for the three months ended March 31, 2013 and 2012, respectively, and was generated primarily from operating income from property operations and interest and dividends. The increase in cash flows from the three months ended March 31, 2013 and 2012 was primarily due to the improved performance of the lodging and multi-family segments.
Cash used in investing activities was $18.6 million and $260.0 million for three months ended March 31, 2013 and 2012, respectively. The cash used in investing activities from the three months ended March 31, 2013 was primarily due to the acquisition two hotels, one retail property, and one student housing property. These acquisitions were offset by the sale of thirty-five bank branches, two hotels, and a multi-family apartment property. The cash used in investing activities from the three months ended March 31, 2012 was primarily due to the acquisition of five hotels and one retail property. There were no property sales for the three months ended March 31, 2012.
Cash used in financing activities was $92.7 million and provided $118.5 million for three months ended March 31, 2013 and 2012, respectively. The increase in cash used in financing activities from three months ended March 31, 2013 and 2012 was primarily due to the decrease in mortgage proceeds for the three months ended March 31, 2013 compared to 2012. In addition, we paid $9.3 million to repurchase shares for the three months ended March 31, 2013, and there were no such repurchases for the same period in 2012.
Off Balance Sheet Arrangements
Unconsolidated Real Estate Joint Ventures
Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, please refer to Note 5 of our Notes to Consolidated Financial Statements. Our ownership percentage and related investment in each joint venture is summarized in the following table. (Dollar amounts stated in thousands.)

Joint Venture	Ownership %	Investment at March 31, 2013
Cobalt Industrial REIT II	36%	$100,398
D.R. Stephens Institutional Fund, LLC	90%	34,837
Brixmor/IA JV, LLC	(a)	87,560
Other Unconsolidated Joint Ventures	Various	30,513
		$253,308

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

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

	As of March 31, 2013	As of December 31, 2012
Balance Sheet Data:
Total assets	$10,732,164	$10,759,884
Mortgages, notes and margins payable, net	$6,024,368	$6,006,146

	For the three months ended
	March 31, 2013	March 31, 2012
Operating Data:
Total income	$373,921	$315,159
Total interest and dividend income	$5,231	$4,910
Net income (loss) attributable to Company	$4,483	$(30,283)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)
Common Stock Distributions:
Distributions declared to common stockholders	$111,569	$109,217
Distributions paid to common stockholders	$111,352	$108,933
Distributions per weighted average common share	$0.12	$0.12
Funds from Operations:
Funds from operations (a)	$107,213	$109,317
Cash Flow Data:
Cash flows provided by operating activities	$94,063	$85,925
Cash flows used in investing activities	$(18,617)	$(260,025)
Cash flow provided by (used in) financing activities	$(92,681)	$118,495
Other Information:
Weighted average number of common shares outstanding, basic and diluted	892,097,144	872,886,566

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		For the three months ended March 31,
Funds from Operations:		2013	2012
	Net income (loss) attributable to Company	$4,483	(30,283)
Add:	Depreciation and amortization related to investment properties	106,423	109,381
	Depreciation and amortization related to investment in unconsolidated entities	6,399	15,590
	Provision for asset impairment	13,932	10,429
	Impairment of investment in unconsolidated entities	—	4,200

Less:	Gains from property sales and transfer of assets	23,893	—
	Gain from sale of investment in unconsolidated entities	131	—
	Funds from operations	$107,213	109,317
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	For the three months ended March 31,
	2013	2012
Gain on extinguishment of debt	$(343)	—
Straight-line rental income	$(2,118)	(2,956)
Amortization of above/below market leases	$(720)	(372)
Amortization of mark to market debt discounts	$1,614	1,466
Acquisition costs	$420	590

Subsequent Events

Subsequent to March 31, 2013, we purchased one hotel for $80 million, sold 35 bank branches for $64.5 million, three office buildings for $36.4 million, and the IDS Center, an office building in Minneapolis, MN for $253.5 million.

On April 17 2013, we formed a new retail joint venture with PGGM Private Real Estate Fund, a Dutch pension fund service provider. The joint venture will focus on investing in stabilized necessity-based, multi tenant retail shopping centers in Texas and Oklahoma. We will have an equity stake of 55%, and PGGM will have an equity stake of 45%. We initially contributed 13 retail properties for an implied equity stake of approximately $97 million, and PGGM contributed approximately $79 million of equity. We will contribute approximately $62 million of additional equity towards new acquisitions in the target markets.

On May 8, 2013, we entered into an unsecured revolving line of credit with KeyBanc Capital Markets and J.P. Morgan Securities LLC, to borrow up to $275 million. The two lines are divided into a $200 million revolving line of credit and a $75 million term loan. The initial term for the line of credit is three years from closing, while the term loan is four years from closing. The purpose of the revolving line of credit is to assist us in the execution of our long-term strategy by providing flexibility in the timing of acquisitions of quality properties and divestiture of non-strategic assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of March 31, 2013 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $13.2 million. If market rates of interest on all of the floating rate debt as of March 31, 2013 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $13.2 million.
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
The following table summarizes interest rate swap contracts outstanding as of March 31, 2013 and December 31, 2012:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of March 31, 2013	Fair Value as of December 31, 2012
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	N/A	$—	$(243)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	29,727	(14)	(68)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	(1)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	—
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	56,300	(427)	(507)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR	8,255	(36)	(52)
					94,282	$(477)	$(871)
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
We incurred no impairments on our investments in marketable securities for the three months ended March 31, 2013 and 2012. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2013.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of March 31, 2013 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$219,570	$347,548	$312,793	$382,303

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

As previously disclosed, we received a stockholder demand that claims the officers, the board of directors, the Business Manager and the affiliates of the Business Manager (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of its common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in payment of fees to the business manager for which it is not entitled. On March 21, 2013, counsel for these three stockholders filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of us, seeking recovery of damages in an unspecified amount allegedly sustained by the Company. We expect to seek to have the case stayed while the special litigation committee completes its investigation.
On April 26, 2013, two of our stockholders filed a putative class action in the United States District Court for the Northern District of Illinois against us, and current members and one former member of our board of directors ("the Defendants"). The complaint seeks damages on behalf of plaintiffs and similarly situated individuals who purchased additional shares pursuant to our Distribution Reinvestment Plan ("DRP") on or after March 30, 2009. Plaintiffs allege that the Defendants breached their fiduciary duties to plaintiffs and to members of the putative class by inflating the yearly estimated share price and by selling shares in the DRP to plaintiffs and members of the putative class at those allegedly inflated prices. We believe that the complaint lacks merit and intend to vigorously defend the case.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The table below outlines the shares of common stock we repurchased pursuant to the Amended Program during the three months ended March 31, 2013.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013	1,334,524	$6.93	1,334,524	(1)
February 2013	—	—	—	(1)
March 2013	—	—	—	(1)
	1,334,524	$6.93	1,334,524	(1)
(1) A description of the maximum number of shares that may be purchased under our Amended Program is included in the narrative preceding this table.
The shares reported in the table above were repurchased based on those requests received during the three months ended December 31, 2012. For the three months ended March 31, 2013, we received requests for the repurchase of an additional 1.4 million shares of our common stock. Of these requests, we repurchased 1.4 million shares of common stock for $9.8 million. The price per share for all of these shares repurchased was $6.93 and all repurchases were funded from proceeds from our distribution reinvestment plan. However, because we repurchase shares accepted for repurchase for a particular calendar quarter on the day that is five business days prior to the last business day of the first month of the subsequent calendar quarter, the shares repurchased based on those requests received during the three months ended March 31, 2013 are not reportable in the table above.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President		Treasurer and principal financial officer
Date:	May 14, 2013	Date:	May 14, 2013

EXHIBIT NO.	DESCRIPTION
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 14, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).**

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