Form 10-Q
period 2013-06-30
Inland American Real Estate Trust, Inc.
filed 2013-08-14
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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
Yes  ☐   No ☒
As of August 8, 2013 there were 900,754,958 shares of the registrant’s common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place® trademark is the property of Hyatt Hotels Corporation (“Hyatt”). Intercontinental Hotels Corporation® trademark is the property of InterContinental Hotels Group PLC. Wyndham® and Baymont Inn & Suites, Inc®. trademarks are the property of Wyndham Worldwide. Comfort Inn® trademark is the property of Choice Hotels International. Fairmont® trademark is the property of Fairmont Hotels & Resorts Inc. The Aloft service name is the property of Starwood Hotels & Resorts Worldwide, Inc.. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)

Assets:
Investment properties:
Land	$1,639,968	$1,882,715
Building and other improvements	8,043,944	8,679,105
Construction in progress	154,802	337,384
Total	9,838,714	10,899,204
Less accumulated depreciation	(1,538,810)	(1,581,524)
Net investment properties	8,299,904	9,317,680
Cash and cash equivalents	295,944	220,779
Restricted cash and escrows	127,397	104,027
Investment in marketable securities	305,665	327,655
Investment in unconsolidated entities	323,521	253,799
Accounts and rents receivable (net of allowance of $10,069 and $10,348)	118,484	121,773
Intangible assets, net	234,204	298,828
Deferred costs and other assets	109,547	115,343
Total assets	$9,814,666	$10,759,884

Liabilities:
Debt	$5,273,055	$6,006,146
Accounts payable and accrued expenses	143,738	142,835
Distributions payable	37,495	37,059
Intangible liabilities, net	69,772	80,769
Other liabilities	118,905	150,325
Total liabilities	5,642,965	6,417,134
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 899,870,571 and 889,424,572 shares issued and outstanding	899	889
Additional paid in capital	7,994,206	7,921,913
Accumulated distributions in excess of net loss	(3,916,642)	(3,664,591)
Accumulated other comprehensive income	93,113	84,414
Total Company stockholders’ equity	4,171,576	4,342,625
Noncontrolling interests	125	125
Total equity	4,171,701	4,342,750
Total liabilities and equity	$9,814,666	$10,759,884
See accompanying notes to the consolidated financial statements.

 INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$144,630	$140,505	$292,187	$280,150
Tenant recovery income	18,890	21,121	39,526	40,016
Other property income	3,072	2,824	6,270	5,610
Lodging income	220,878	193,135	406,028	329,736
Total income	387,470	357,585	744,011	655,512
Expenses:
General and administrative expenses	12,786	9,434	22,937	18,306
Property operating expenses	27,592	26,865	55,013	51,933
Lodging operating expenses	137,188	121,129	261,028	212,291
Real estate taxes	24,644	23,661	48,572	44,794
Depreciation and amortization	97,667	99,873	197,388	196,714
Business management fee	9,507	9,993	19,479	19,993
Provision for asset impairment	175,612	16,457	189,544	19,997
Total expenses	484,996	307,412	793,961	564,028
Operating income	$(97,526)	$50,173	$(49,950)	$91,484
Interest and dividend income	4,962	6,003	10,193	10,913
Other income	12,356	1,290	13,333	1,706
Interest expense	(72,273)	(72,618)	(146,106)	(140,658)
Equity in earnings of unconsolidated entities	9,018	2,936	8,044	2,517
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(701)	—	(568)	(4,200)
Realized gain, (loss) and (impairment) on securities, net	16,163	(2,445)	17,644	(1,022)
Loss before income taxes	(128,001)	(14,661)	(147,410)	(39,260)
Income tax expense	(674)	(2,128)	(2,704)	(4,626)
Net loss from continuing operations	(128,675)	(16,789)	(150,114)	(43,886)
Net income (loss) from discontinued operations	95,919	(1,002)	121,852	(4,115)
Net loss	(32,756)	(17,791)	(28,262)	(48,001)
Less: Net income attributable to noncontrolling interests	—	(119)	(8)	(192)
Net loss attributable to Company	$(32,756)	$(17,910)	$(28,270)	$(48,193)
Net loss per common share, from continuing operations	$(0.14)	$(0.02)	$(0.17)	$(0.05)
Net income per common share, from discontinued operations	$0.11	$0.00	$0.14	$0.00
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	897,233,931	877,188,933	894,679,702	875,037,776
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(21,577)	7,168	25,816	25,499
Unrealized gain (loss) on derivatives	—	274	(4)	(203)
Reclassification adjustment for amounts recognized in net income	(16,030)	2,572	(17,113)	1,774
Comprehensive income (loss) attributable to the Company	$(70,363)	$(7,896)	$(19,571)	$(21,123)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the six months ended June 30, 2013
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income (loss)	—	—	—	(28,270)	—	8	(28,262)
Unrealized gain on investment securities	—	—	—	—	25,816	—	25,816
Unrealized loss on derivatives	—	—	—	—	(4)	—	(4)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(17,113)	—	(17,113)
Distributions declared	—	—	—	(223,781)	—	(8)	(223,789)
Proceeds from distribution reinvestment plan	13,200,963	13	91,353	—	—	—	91,366
Share repurchase program	(2,754,964)	(3)	(19,060)	—	—	—	(19,063)
Balance at June 30, 2013	899,870,571	$899	$7,994,206	$(3,916,642)	$93,113	$125	$4,171,701
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the six months ended June 30, 2012
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	—	—	—	(48,193)	—	192	(48,001)
Unrealized gain on investment securities	—	—	—	—	25,499	—	25,499
Unrealized gain on derivatives	—	—	—	—	(203)	—	(203)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	1,774	—	1,774
Distributions declared	—	—	—	(218,858)	—	(231)	(219,089)
Proceeds from distribution reinvestment plan	13,513,840	13	97,558	—	—	—	97,571
Share repurchase program	(3,349,894)	(3)	(24,182)	—	—	—	(24,185)
Balance at June 30, 2012	879,351,306	$879	$7,849,256	$(3,422,273)	$69,018	$(200)	$4,496,680
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(28,262)	$(48,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	204,999	221,053
Amortization of above and below market leases, net	(1,764)	(1,315)
Amortization of debt premiums, discounts and financing costs	7,699	8,128
Straight-line rental income	(4,630)	(5,439)
Provision for asset impairment	189,544	27,887
(Gain) loss on sale of property	(132,921)	2,231
Loss on extinguishment of debt	2,396	1,398
Equity in earnings of unconsolidated entities	(8,044)	(2,517)
Distributions from unconsolidated entities	1,373	6,224
(Gain), loss and impairment of investment in unconsolidated entities	568	4,200
Realized (gain) loss on securities	(17,644)	(877)
Impairment on investment in securities	—	1,899
Other non-cash adjustments	(389)	605
Changes in assets and liabilities:
Accounts and rents receivable	(4,420)	(3,768)
Deferred costs and other assets	8,305	4,638
Accounts payable and accrued expenses	7,763	23,537
Other liabilities	(13,467)	2,888
Net cash flows provided by operating activities	211,106	242,771
Cash flows from investing activities:
Purchase of investment properties	(205,293)	(211,020)
Acquired in-place and market lease intangibles, net	(4,610)	(5,863)
Capital expenditures and tenant improvements	(34,479)	(39,590)
Investment in development projects	(22,592)	(55,025)
Sale of investment properties	780,535	104,550
Purchase of marketable securities	(2,695)	(19,390)
Sale of marketable securities	50,501	10,793
Investment in unconsolidated entities	(5,275)	—
Distributions from unconsolidated entities	9,149	9,435
Proceeds from the sale of and return of capital from unconsolidated entities	13,774	—
Payment of leasing fees	(2,771)	(3,455)
Payments from notes receivable	1,600	14
Restricted escrows and other assets	(12,552)	(940)
Other (assets) liabilities	(10,493)	—
Net cash flows provided by (used in) investing activities	554,799	(210,491)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	91,366	97,571
Shares repurchased	(19,063)	(24,185)
Distributions paid	(223,345)	(218,433)
Proceeds from mortgage debt and notes payable	338,578	404,508
Payoffs of mortgage debt	(728,657)	(303,343)
Principal payments of mortgage debt	(26,823)	(15,363)
Proceeds from and (payoff of) margin securities debt, net	(117,045)	29,122
Payment of loan fees and deposits	(5,743)	(8,617)
Distributions paid to noncontrolling interests, net	(8)	(231)
Net cash flows used in financing activities	(690,740)	(38,971)
Net decrease in cash and cash equivalents	75,165	(6,691)
Cash and cash equivalents, at beginning of period	220,779	218,163
Cash and cash equivalents, at end of period	$295,944	$211,472
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(241,535)	$(385,766)
Tenant and real estate tax liabilities assumed at acquisition, net	552	492
Assumption of mortgage debt at acquisition	35,963	180,000
Non-cash discount (premium) of mortgage debt assumed	702	(5,746)
Assumption of lender held escrows	(974)	4,521
	$(205,292)	$(206,499)

Cash paid for interest, net capitalized interest of $4,238 and $5,601	$144,741	$132,094
Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$5,289	$—
Properties contributed to an unconsolidated entity, net of related payables	$80,915	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
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

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Debt Note 8.

At June 30, 2013, the Company owned a portfolio of 565 commercial real estate properties compared to 938 properties at June 30, 2012. The breakdown by segment is as follows:

Segment	Property Count	Square Feet/ Rooms/ Units/ Beds
Retail	361	19,463,956	square feet
Lodging	89	16,645	rooms
Office	34	8,499,549	square feet
Industrial	53	13,104,447	square feet
Multi-family	28	5,186 beds / 6,521 units
(2) Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2013. Refer to the Company’s 2012 Form 10-K for a summary of significant accounting policies.
Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 presentations. The reclasses primarily represent reclassifications of revenue and expenses to discontinued operations as a result of the sales of investment properties in 2013.

(3) Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired six properties for the six months ended June 30, 2013 and seven properties for six months ended June 30, 2012, for a gross acquisition price of $234,250 and $406,700, respectively. Additionally, during the second quarter 2013, the Company fully placed in service from construction in progress two multi-family properties, University House Fullerton (1,189 beds) and Cityville/Cityplace (356 units), for $133,730 and $67,864, respectively. The table below reflects acquisition activity during the six months ended June 30, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms / Beds
Lodging	Bohemian Hotel Celebration	2/7/2013	$17,500	115	Rooms
Retail	Westport Village	2/22/2013	33,550	169,603	Square Feet
Lodging	Andaz San Diego Hotel	3/4/2013	53,000	159	Rooms
Multifamily	University House @ TCU	3/7/2013	15,850	118	Beds
Lodging	Residence Inn Denver Center	4/17/2013	80,000	228	Rooms
Retail	South Frisco Village Shopping Center	5/9/2013	34,350	227,175	Square Feet
Total			$234,250
For properties acquired as of June 30, 2013, the Company recorded revenue of $16,585 and property net income of $5,725, not including related expensed acquisition costs in 2013. For properties acquired as of June 30, 2012, the Company recorded revenue of $40,483 and property net income of $11,039, not including related expensed acquisition costs in 2012. During the six months ended June 30, 2013 and 2012, the Company incurred $736 and $1,374, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

(4) Discontinued Operations
The Company sold 223 properties and surrendered one property to the lender (in satisfaction of non-recourse debt) during the six months ended June 30, 2013 for a gross disposition price of $720,843. There were thirty-three properties disposed of for the six months ended June 30, 2012 for a gross disposition price of $108,500. The table below reflects sales activity for the six months ended June 30, 2013.

Segment	Property	Date	Gross Disposition Price	Sq Ft / Rooms / Units (unaudited)
Retail	Citizens Banks - 8 Properties	Q1 2013	$6,596	23,428	Square Feet
Lodging	Baymont Inn - Jacksonville	2/6/2013	3,500	118	Rooms
Multifamily	Nantucket Apartments	3/13/2013	46,100	394	Units
Lodging	Homewood Suites - Durham	3/21/2013	8,300	96	Rooms
Retail	SunTrust - 27 Properties	3/22/2013	50,848	146,851	Square Feet
Office	IDS Center	4/25/2013	253,486	1,462,374	Square Feet
Office	Medical Office Building- 3 Properties	5/2/2013	36,400	181,703	Square Feet
Retail	Citizens Banks - 5 Properties	Q2 2013	7,904	27,182	Square Feet
Retail / Office	SunTrust - 176 Properties	Q2 2013	307,709	883,279	Square Feet
Total			$720,843

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed properties in consolidated operations. The components of the Company’s discontinued operations are presented below, which include the results of operations during the three and six months ended June 30, 2013 and 2012 in which the Company owned such properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$6,200	$45,211	$26,369	$91,385
Expenses	3,139	32,407	17,875	64,976
Provision for asset impairment	—	1,001	—	7,890
Operating income from discontinued operations	$3,061	$11,803	$8,494	$18,519
Interest expense and other	(1,515)	(9,171)	(5,251)	(19,005)
Gain (loss) on sale of properties, net	95,813	(2,236)	119,722	(2,231)
Loss on extinguishment of debt	(1,440)	(1,398)	(1,097)	(1,398)
Loss on transfer of assets	—	—	(16)	—
Net income (loss) from discontinued operations	$95,919	$(1,002)	$121,852	$(4,115)

For the six months ended June 30, 2013, the Company had generated proceeds from the sale of properties of $701,535.

(5) Investment in Partially Owned Entities
Consolidated Entities
The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of June 30, 2013 reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities' agreements.
For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	As of June 30, 2013	As of December 31, 2012
Net investment properties	$111,597	$113,476
Other assets	8,817	8,687
Total assets	120,414	122,163
Mortgages, notes and margins payable	(72,404)	(84,291)
Other liabilities	(48,931)	(49,648)
Total liabilities	(121,335)	(133,939)
Net assets	$(921)	$(11,776)
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

June 30, 2013
(unaudited)

from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and other comprehensive income.

Entity	Description	Ownership %	Investment at June 30, 2013	Investment at December 31, 2012
Cobalt Industrial REIT II	Industrial portfolio	36%	$87,906	$102,599
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	40,693	34,541
Brixmor/IA JV, LLC	Retail Shopping Centers	(a)	83,983	90,315
IAGM Retail Fund I, LLC (b)	Retail Shopping Centers	55%	82,408	—
Other Unconsolidated Entities	Various real estate investments	Various	28,531	26,344
			$323,521	$253,799

(a)	The Company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

(b)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,277. The Company treated this disposition as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and other comprehensive income, since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the properties. The Company recognized a gain on sale of $12,863, which is included in other income on the consolidated statements of operations and other comprehensive income, and recorded an equity investment basis adjustment of $15,723. The Company amortizes the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

The Company is the managing member of IAGM, responsible for the day-to-day activities and earns fees for venture management, property management, leasing and other services provided to IAGM. The Company analyzed the joint venture agreement and determined that it was not a variable interest entity. The Company also considered PGGM's participating rights under the joint venture agreement and determined that PGGM has the ability to participate in major decisions, which equates to shared decision making ability. As such, the Company does not control IAGM. Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.
For the six months ended June 30, 2013 and 2012, the Company recorded impairment of its unconsolidated entities of $1,003 and $4,200, respectively.
Combined Financial Information
The following table presents the combined condensed financial information for the Company’s investment in unconsolidated entities.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

	June 30, 2013	December 31, 2012
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$1,722,755	$1,437,268
Other assets	300,028	222,096
Total Assets	2,022,783	1,659,364
Liabilities and Equity:
Mortgage debt	1,255,646	1,062,086
Other liabilities	93,264	89,573
Equity	673,873	507,705
Total Liabilities and Equity	2,022,783	1,659,364
Company’s share of equity	$323,160	$252,994
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,472 and $1,714, respectively)	361	805
Carrying value of investments in unconsolidated entities	$323,521	$253,799

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Statements of Operations:
Revenues	$111,297	$127,735
Expenses:
Interest expense and loan cost amortization	25,945	34,644
Depreciation and amortization	32,848	47,061
Operating expenses, ground rent and general and administrative expenses	36,023	42,664
Total expenses	94,816	124,369
Net income (loss)	$16,481	$3,366
Company’s share of:
Net income, net of excess basis depreciation of $275 and $171	$8,044	$2,517

The unconsolidated entities had total third party debt of $1,255,646 at June 30, 2013 that matures as follows:

2013	$117,228
2014	75,005
2015	61,288
2016	—
2017	—
Thereafter	1,002,125
$1,255,646

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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

(6) Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the six months ended June 30, 2013 and 2012.

	For the six months ended		Unpaid amounts as of
	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement (a)	$7,849	$5,481	$4,398	$4,017
Loan servicing (b)	—	147	—	—
Investment advisor fee (c)	941	867	142	150
Total general and administrative to related parties	$8,790	$6,495	$4,540	$4,167
Property management fees (d)	11,734	14,514	41	75
Business management fee (e)	19,479	19,993	9,507	9,910
Loan placement fees (f)	444	938	—	—

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of June 30, 2013 and December 31, 2012 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
For the six months ended June 30, 2013, the property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the property managers and other affiliates $6,434 and $7,493 for the six months ended June 30, 2013 and 2012, respectively.

(e)
After the Company’s stockholders have received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the six months ended June 30, 2013 and 2012, average invested assets were $11,149,502 and $11,489,578. The Company incurred a business management fee of $19,479 and $19,993, which is equal to 0.18%, and 0.17% of average invested assets for the six months ended June 30, 2013 and 2012, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the six months ended June 30, 2013, the Company incurred $521 of investigation costs, resulting in a business management fee expense of $19,479 for the six months ended June 30, 2013. In addition, effective July 30, 2013, the Company extended the agreement with the Business Manager through July 30, 2014 and provides that the Company may terminate the Business Manager agreement without cause or penalty upon 30 days’ written notice to the Business Manager. Prior to executing the amendment, the Company could terminate the Business Manager agreement without cause or penalty upon 60 days’ written notice. In all other respects, the terms and conditions of the Business Manager agreement remain unchanged.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of June 30, 2013 and December 31, 2012, the Company had deposited $375 and $375, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc., and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America ("RPAI"). The Company paid insurance premiums of $6,137 and $6,206 for the six months ended June 30, 2013 and 2012, respectively.
In addition, the Company held 899,820 shares of IRC valued at $9,196 as of June 30, 2013. As of December 31, 2012, the Company held 899,820 shares of IRC valued at $7,540.
(7) Investment in Marketable Securities
Investment in marketable securities of $305,665 and $327,655 at June 30, 2013 and December 31, 2012, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $212,208 and $242,370 as of June 30, 2013 and December 31, 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities of $93,457 and $85,285, which includes gross unrealized losses of $1,858 and $2,014 related to its marketable securities as of June 30, 2013 and December 31, 2012, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company recorded impairment of $1,899 for other-than-temporary declines in available-for-sale securities.
Dividend income is recognized when earned. During the six months ended June 30, 2013 and 2012, dividend income of $8,823 and $9,775, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.
(8) Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2013 and December 31, 2012 were $5,274,583 and $5,894,443 and had a weighted average interest rate of 5.10% and 5.10% per annum, respectively. Mortgage premium and discount, net, was a discount of $23,625 and $27,439 as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2047, as follows:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

Maturity Date	As of June 30, 2013	Weighted average annual interest rate
2013	$274,307	5.30%
2014	590,212	3.79%
2015	650,343	4.63%
2016	921,403	5.07%
2017	1,359,324	5.37%
Thereafter	1,478,994	5.55%
The Company is negotiating refinancing debt maturing in 2013 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2013, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $433,065 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of June 30, 2013, the Company was in compliance with all mortgage loan requirements except four loans with a carrying value of $66,336; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $11,000 in 2012 and $43,236 in 2017. The 2011 and 2012 maturities are reflected as 2013 maturities in the table above.

Line of Credit

On May 8, 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275,000. The credit facility consists of a $200,000 senior unsecured revolving line of credit and a $75,000 unsecured term loan. The Company has an accordion feature to increase available borrowings up to $600,000 in certain circumstances with lenders' consent. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. The Company has a one year extension option on the revolver which it may exercise as long as there is no existing default, it is in compliance with all covenants, a 60-day notice has been provided and it pays an extension fee equal to 0.20% of the commitment amount being extended.
As of June 30, 2013, the terms of the credit agreement stipulate:

•
monthly interest-only payments at a rate of LIBOR plus a margin ranging from 1.60% to 2.45% on the outstanding balance of the revolver depending on leverage levels, and at a rate of LIBOR plus a margin ranging from 1.50% to 2.45% on the outstanding balance of the term loan depending on leverage levels;

•	quarterly unused fees on the revolver ranging from 0.25% to 0.35%, depending on the undrawn amount;

•
the requirement for a pool of unencumbered assets to support the facility, subject to certain covenants and minimum requirements related to the value, debt service coverage, and number of properties included in the collateral pool;

This full recourse credit agreement requires compliance with certain covenants including: a minimum net worth requirement, restrictions on indebtedness, a distribution limitation and investment restrictions. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company's financial and operating covenants and the failure to pay when amounts outstanding under the credit agreement become due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the credit facility. As of June 30, 2013, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement. As of June 30, 2013, the interest rates of the revolving line of credit and unsecured term loan were 2.10% and 2.00%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan. As of June 30, 2013, the Company had $175,000 available under the revolving line of credit, after drawing $25,000 at closing.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

Margins payable
The Company has purchased a portion of its securities through margin accounts. As of June 30, 2013 and December 31, 2012, the Company has recorded a payable of $22,097 and $139,142, respectively, for securities purchased on margin. At June 30, 2013 and December 31, 2012, the average interest rate on margin loans was 0.543% and 0.560%. Interest expense in the amount of $334 and $427 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for six months ended June 30, 2013 and 2012, respectively.

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

Recurring Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2013
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$286,872	$—	$—
Real estate related bonds	—	18,793	—
Total assets	$286,872	$18,793	$—
Derivative interest rate instruments	$—	$(344)	$—
Total liabilities	$—	$(344)	$—

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

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
Level 1
At June 30, 2013 and December 31, 2012, the fair value of the available for sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curves which are widely observable in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2013 and December 31, 2012, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Level 3
At June 30, 2013 and December 31, 2012, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the six months ended June 30, 2013 and 2012. The asset groups that were reflected at fair value through this evaluation are:

	For the six months ended		For the six months ended
	June 30, 2013		June 30, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$175,118	189,544	79,693	19,997
Investment in unconsolidated entities	1,794	1,003	16,914	4,200
Total	$176,912	190,547	96,607	24,197

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

During the six months ended June 30, 2013, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. During the six months ended June 30, 2013, capitalization rates ranging from 6.80% to 10.50% and discount rates ranging from 7.50% to 12.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
The Company also identified one property in which expectations of future occupancy and leasing changed for a large single tenant office property. The Company became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, the Company analyzed various leasing and sale scenarios for the single tenant property. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. The capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in this model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. An impairment charge of $147,480 was recorded for this asset.
During the six months ended June 30, 2012, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. Capitalization rates ranging from 7.25% to 9.00% and discount rates ranging from 7.50% to 10.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
For the six months ended June 30, 2013 and 2012, the Company recorded an impairment of investment properties of $189,544 and $19,997, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $7,890 are included in discontinued operations for the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013, the Company identified a certain investment in an unconsolidated entity that may be other than temporarily impaired. The fair value of the investment in the unconsolidated entity was determined by analyzing the entity's underlying asset and each joint venture partner's respective waterfall distribution. This resulted in an impairment charge of $1,003 for the six months ended June 30, 2013.
During the six months ended June 30, 2012, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company’s estimated fair value relating to the investment in unconsolidated entity's impairment analysis was in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 8.00% to 11.25% and discount rates ranging from 10.00% to 11.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. These factors resulted in an impairment charge of $4,200 for the six months ended June 30, 2012.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$5,274,583	$5,317,999	$5,894,443	$5,790,201
Margins payable	$22,097	$22,097	$139,142	$139,142
The Company estimates the fair value of its mortgage and notes payable instruments using a weighted average effective interest rate of 5.10% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
(10) Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Test”). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owns substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. (“MB REIT”), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes.
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

June 30, 2013
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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the six months ended June 30, 2013 and 2012, an income tax expense of $2,704 and $4,626 was included on the consolidated statements of operations and other comprehensive income.

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
For the six months ended June 30, 2013, approximately 10% of the Company’s rental revenue (related to the retail, office and industrial segments) was generated by three properties leased to AT&T, Inc. and approximately 6% of the Company’s rental revenue (related to the retail, office and industrial segments) was generated by approximately 224 retail banking properties leased to SunTrust Banks, Inc. As a result of the concentration of revenue generated from these properties, if SunTrust or AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2013.

	Total	Retail	Lodging	Office	Industrial	Multi-family
Rental income	$141,008	$65,450	$—	$29,677	$20,440	$25,441
Straight line adjustment	3,622	1,786	—	789	284	763
Tenant recovery income	18,890	17,083	—	1,207	469	131
Other property income	3,072	921	—	50	78	2,023
Lodging income	220,878	—	220,878	—	—	—
Total income	387,470	85,240	220,878	31,723	21,271	28,358
Operating expenses	189,424	24,852	145,982	4,909	1,415	12,266
Net operating income	$198,046	60,388	74,896	26,814	19,856	16,092
Non allocated expenses (a)	(119,960)
Other income and expenses (b)	(39,466)
Equity in earnings of unconsolidated entities (c)	8,317
Provision for asset impairment (d)	(175,612)
Net loss from continuing operations	(128,675)
Net income from discontinued operations	95,919
Net income attributable to noncontrolling interests	—
Net loss attributable to Company	$(32,756)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the impairment/loss on sale of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $16,597 related to three retail properties, $158,864 related to two office properties, and $151 related to two multi-family properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2012.

	Total	Retail	Lodging	Office	Industrial	Multi-family
Rental income	$137,386	$68,902	$—	$29,526	$20,164	$18,794
Straight line adjustment	3,119	1,631	—	815	620	53
Tenant recovery income	21,121	18,074	—	1,783	1,101	163
Other property income	2,824	1,439	—	47	(179)	1,517
Lodging income	193,135	—	193,135	—	—	—
Total income	357,585	90,046	193,135	32,171	21,706	20,527
Operating expenses	171,655	26,807	129,215	4,402	1,962	9,269
Net operating income	$185,930	63,239	63,920	27,769	19,744	11,258
Non allocated expenses (a)	(119,300)
Other income and expenses (b)	(69,898)
Equity in earnings of unconsolidated entities (c)	2,936
Provision for asset impairment	(16,457)
Net loss from continuing operations	(16,789)
Net loss from discontinued operations	(1,002)
Net income attributable to noncontrolling interests	(119)
Net loss attributable to Company	$(17,910)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the impairment/loss on sale of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $3,287 related to two retail properties and $13,170 related to one multi-family property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2013.

	Total	Retail	Lodging	Office	Industrial	Multi-family
Rental income	$285,812	$136,373	$—	$59,279	$40,376	$49,784
Straight line adjustment	6,375	3,380	—	1,446	737	812
Tenant recovery income	39,526	35,055	—	2,991	1,190	290
Other property income	6,270	2,334	—	97	104	3,735
Lodging income	406,028	—	406,028	—	—	—
Total income	744,011	177,142	406,028	63,813	42,407	54,621
Operating expenses	364,613	50,543	277,913	9,791	2,779	23,587
Net operating income	$379,398	126,599	128,115	54,022	39,628	31,034
Non allocated expenses (a)	(239,804)
Other income and expenses (b)	(107,640)
Equity in earnings of unconsolidated entities (c)	7,476
Provision for asset impairment (d)	(189,544)
Net loss from continuing operations	(150,114)
Net income from discontinued operations	121,852
Net income attributable to noncontrolling interests	(8)
Net loss attributable to Company	$(28,270)

Balance Sheet Data:
Real estate assets, net (e)	$8,379,307	$2,826,224	$2,774,643	$1,056,769	$781,311	$940,360
Non-segmented assets (f)	1,435,359
Total Assets	$9,814,666
Capital expenditures	$34,479	$6,894	$25,808	$1,649	$18	$110

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the impairment/loss on sale of investment in unconsolidated entities.

(d)
Total provision for asset impairment included $29,413 related to five retail properties, $158,864 related to two office properties, $1,116 related to one industrial property, and $151 related to two multi-family properties.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2012.

	Total	Retail	Lodging	Office	Industrial	Multi-family
Rental income	$274,189	$137,538	$—	$59,037	$40,405	$37,209
Straight line adjustment	5,961	3,086	—	1,534	1,182	159
Tenant recovery income	40,016	34,735	—	3,473	1,560	248
Other property income	5,610	2,076	—	254	311	2,969
Lodging income	329,736	—	329,736	—	—	—
Total income	655,512	177,435	329,736	64,298	43,458	40,585
Operating expenses	309,018	50,738	227,091	9,279	3,268	18,642
Net operating income	$346,494	126,697	102,645	55,019	40,190	21,943
Non allocated expenses (a)	(235,013)
Other income and expenses (b)	(133,687)
Equity in loss of unconsolidated entities (c)	(1,683)
Provision for asset impairment (d)	(19,997)
Net loss from continuing operations	(43,886)
Net loss from discontinued operations	(4,115)
Net income attributable to noncontrolling interests	(192)
Net loss attributable to Company	$(48,193)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the impairment/loss on sale of investment in unconsolidated entities.

(d)	The total provision for asset impairment relates to $6,827 related to five retail properties and $13,170 related to one multi-family property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
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
The basic and diluted weighted average number of common shares outstanding was 894,679,702 and 875,037,776 for the six months ended June 30, 2013 and 2012, respectively.
(13) Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2013 the Company has funded $61,662 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of June 30, 2013.
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

The Company also has received related demands from stockholders (collectively, the "Stockholder Demands") to conduct investigations regarding claims that the officers, the board of directors, the Business Manager and the affiliates of the Business Manager (the "Inland American Parties") breached their fiduciary duties to the Company in connection with the matters that the Company disclosed are subject to the SEC investigation. The first Stockholder Demand claims that the Inland American Parties (i) falsely reported the value of the Company's common stock until September 2010; (ii) caused the Company to purchase shares of its common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in payment of fees to the business manager for which it is not entitled. The three stockholders making that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The second Stockholder Demand made by another stockholder makes similar demands and further alleges that the Inland American Parties (i) caused the Company to engage in transactions that unduly favored related parties; (ii) falsely disclosed the timing and amount of distributions; and (iii) falsely disclosed whether the Company might become a self-administered REIT. The Company also has received a letter from another stockholder that fully adopts and joins in the first Stockholder Demand, but makes no additional demands on the Company to perform investigation or pursue claims.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

June 30, 2013
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

On March 21, 2013, counsel for the stockholders who made the first Stockholder Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The case has been stayed pending completion of the special litigation committee's investigation.
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
(14) Subsequent Events

On July 1, 2013 the Company contributed the recently purchased South Frisco Village Shopping Center to the IAGM Retail Fund I, LLC joint venture for a gross disposition price of $34,350. On August 1, 2013, the Company sold five multi-family properties for $163,594 as part of a larger portfolio sale. The remaining portfolio, consisting of nine properties, is anticipated to be sold in late August, 2013 and the Company expects to recognize gains on sale. Also subsequent to June 30, 2013 the Company sold eight bank branches for $15,144.

On August 8, 2013, the Company entered into an equity interest purchase agreement with AR Capital, LLC (the "Buyer") to sell its core net lease assets, including 294 properties in an all-cash transaction valued at approximately $2,300,000, including the assumption of approximately $795,300 of debt and repayment by the Company of approximately $360,900 of debt. The Company expects to recognize gains on sale. The properties included retail, office and industrial assets. In connection with entering into the purchase agreement, the Buyer has posted a non-refundable deposit into escrow. The sale is expected to be consummated through three closings, with the initial closing expected to occur approximately 45 days from execution of the purchase agreement, the second closing expected to occur approximately 120 days and the final closing expected to occur on or prior to May 8, 2014. The sale completion is subject to customary closing conditions, and the sale of certain properties is subject to obtaining lender consents in connection with the Buyer's assumption of existing indebtedness, tenant waivers and redeeming joint venture interests. In addition, for a limited period of time following execution of the Purchase Agreement, the Buyer may exclude from the transaction for any reason properties having an aggregate value of up to approximately $183,300, provided the Buyer may not exclude more than 13 properties under this exclusion right. The Buyer may also exclude properties from the transaction for title or environmental conditions subject to certain exceptions and the Company's right to cure, as described in the purchase agreement. The purchase agreement contains limited termination rights for both the Company and the Buyer. The Company filed a form 8-K on August 9, 2013, purchase agreement was attached as Exhibit 10.1 to the filing.

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

The following discussion and analysis relates to the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
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
Our three objectives in the execution of our strategy are:

•	Sustaining a monthly stockholder distribution while maintaining capital preservation;

•	Tailoring our portfolio to lodging, student housing and retail by expanding and enhancing these growth portfolios; and

•	Positioning for stockholder liquidity through multiple liquidity events by segment type

During the six months ended June 30, 2013, we continued to maintain a sustainable distribution rate funded by our cash operations, distributions from unconsolidated entities and gains on sales of properties. We also continued disposing of assets we determined less strategic and reinvesting the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns. For our existing portfolio, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.
On a consolidated basis, essentially all of our revenues and cash flows from operations for the six months ended June 30, 2013 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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
During 2013, we continue to execute on our strategy of disposing less strategic assets. Through June 30, 2013, we disposed of a significant number of retail bank branches as well as a 1.5 million square feet office building. Subsequent to June 30, 2013, we sold five conventional multi-family properties and anticipate selling the remaining conventional multi-family properties in late August. In addition, on August 8, 2013, we entered into a purchase agreement to sell our core net leases assets, consisting of 294 properties in an all-cash transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt. We anticipate the transaction to close in three separate closings, with the initial and second closing excepted to occur in 45 and 120 days of the execution of the purchase agreement, respectively, and the final closing to occur on or prior to May 8, 2014. This disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to our reinvestment in other properties or used to pay down our line of credit or repurchase our shares as the proceeds from disposition will be held in cash pending reinvestment.
We continue to deploy the capital into segments we believe have opportunity for higher performance, which are multi-tenant retail, lodging, and student housing. Through June 30, 2013, we have acquired six properties for approximately $234 million and plan to actively recycle the sale proceeds from recent and anticipated dispositions into acquisitions of multi-tenant retail, lodging, and student housing properties as well as paydown debt.
We have seen increased same store operating performance in our lodging and multi-family segments in the first half of 2013. The lodging industry has had positive growth for the first half of 2013 compared to 2012 and we believe it will continue for the remainder of 2013. As we continue to acquire lodging properties during the second half of the year, we expect to benefit from the industry growth and obtain increased operating performance for our lodging segment. Although we will have disposed of our conventional multi-family properties in August, we continue to have high occupancy and rental rates for our student housing portfolio. Our retail, office and industrial portfolios are expected to maintain high occupancy and have limited lease rollover in the next three years. We believe the retail and industrial segments same store income will be consistent with prior year results. We do expect to see lower income in the office segment compared to prior year results. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2013. We believe we will maintain our cash distribution in 2013 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.
Company Highlights for the six months ended June 30, 2013
Distributions
We have paid monthly cash distributions to our stockholders which totaled in the aggregate $223.3 million for the six months ended June 30, 2013, which was equal to $0.50 per share on an annualized basis, assuming that a share was outstanding the entire year. The distributions paid for the six months ended June 30, 2013 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties.
Investing Activities
Our acquisition and disposition activities for the six months ended June 30, 2013 highlight our move to divesting of less strategic assets and redeploying the capital into our long-term strategic segments, lodging, student housing and multi-tenant retail. We acquired two upper upscale lodging properties consisting of 274 rooms for $70.5 million, one upscale lodging property consisting of 228 rooms for $80 million, and one student housing property of 118 beds for $15.9 million. In addition, we acquired two multi-tenant retail properties consisting of 396,778 square feet for $67.9 million. As part of our strategy to realign our asset segments with higher performing assets, we sold 223 properties for a gross disposition price of $720.8 million, including 216 retail bank branches, four office properties, two lodging properties, and one multi-family property. Additionally, we contributed 13 retail properties to the IAGM Retail Fund I, LLC joint venture for a gross disposition price of $409.3 million.
Financing Activities
We successfully refinanced approximately $608.6 million of our 2013 maturities and placed debt on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. Additionally, we obtained a senior unsecured credit facility consisting of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. The credit facility requires monthly interest-only payments at a rate of LIBOR plus a margin ranging from 1.60% to 2.45% on the outstanding balance of the revolver depending on leverage levels, and at a rate of LIBOR plus a margin ranging from 1.50% to 2.45% on the outstanding balance of the term loan depending on leverage levels. As of June 30, 2013, we had $175 million available under the revolving line of credit, after withdrawing $25 million at closing. The facility will assist us in bridging the proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets.
As of June 30, 2013, we had mortgage debt of approximately $5.3 billion and have a weighted average interest rate of 5.10% per annum. Our debt maturities remaining for 2013 are $274.3 million. This debt bears interest at a weighted average interest rate of 5.30% per annum.
Operating Results
We experienced organic growth in our lodging and multi-family segments as our same store net operating income results increased 8.4% and 4.9%, respectively, from the six months ended June 30, 2012 to 2013. These increases are due to high occupancy and RevPAR and rental rate increases, in the lodging and multi-family segments, respectively. Our retail segment remained stable due to high occupancy rates and contractual rental rates. Our office and industrial segments have decreased slightly from prior year.
Additionally, the one luxury, eight upper-upscale, and one upscale lodging properties we have acquired since January 1, 2012 have contributed $28.5 million in lodging net operating income for the six months ended June 30, 2013. The three student housing properties we have acquired and the three student housing properties we placed in service since January 1, 2012 have contributed $8.0 million in multi-family net operating income for the six months ended June 30, 2013.

The following table represents our same store net operating income (in thousands) for the six months ended June 30, 2013. Net operating income is calculated in our segment reporting.

	June 30, 2013	June 30, 2012	Increase (decrease)	Increase (decrease)	Average Occupancy for period ended June 30, 2013	Average Occupancy for period ended June 30, 2012
Retail	$114,535	$114,825	$(290)	(0.3)%	92%	93%
Lodging	99,641	91,887	7,754	8.4%	73%	73%
Office	54,022	55,019	(997)	(1.8)%	94%	93%
Industrial	39,628	40,190	(562)	(1.4)%	97%	97%
Multi-Family	23,020	21,943	1,077	4.9%	93%	94%
	$330,846	$323,864	$6,982	2.2%

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three and six months ended June 30, 2013 and 2012. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss attributable to Company	$(32,756)	$(17,910)	$(28,270)	(48,193)
Net loss, per common share, basic and diluted	$(0.03)	$(0.02)	$(0.03)	(0.05)
For the three and six months ended June 30, 2013, we had a net loss of $32,756 and $28,270, respectively, and for the three and six months ended June 30, 2012, we had a net loss of $17,910 and $48,193. The change in net loss was primarily due to our sales of 223 properties for the six months ended June 30, 2013, in which we realized a gain on the sale of properties of $119,722. We also experienced an increase of $12,116 and $32,904 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, in net operating income as a result of same store growth in our lodging and multi-family segments and from a full six months of operations related to our acquisitions in 2012. The increase in income was offset by an increase in provision for asset impairment of $159,155 and $169,547 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three months ended		2013 Increase (decrease) from 2012	Six months ended		2013 Increase (decrease) from 2012
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Income:
Rental income	$144,630	$140,505	$4,125	$292,187	$280,150	$12,037
Tenant recovery income	18,890	21,121	(2,231)	39,526	40,016	(490)
Other property income	3,072	2,824	248	6,270	5,610	660
Lodging income	220,878	193,135	27,743	406,028	329,736	76,292
Operating Expenses:
Property operating expenses	$27,592	$26,865	$727	$55,013	$51,933	$3,080
Lodging operating expenses	137,188	121,129	16,059	261,028	212,291	48,737
Real estate taxes	24,644	23,661	983	48,572	44,794	3,778
Provision for asset impairment	175,612	16,457	159,155	189,544	19,997	169,547
General and administrative expenses	12,786	9,434	3,352	22,937	18,306	4,631
Business management fee	9,507	9,993	(486)	19,479	19,993	(514)
Property Income and Operating Expenses
Rental income for non-lodging properties consists of base monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, fee income, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements from our tenants for real estate taxes, common area maintenance costs, management fees, and insurance costs. Tenant recovery income generally fluctuates correspondingly with property operating expenses and real estate taxes. Other property income for non-lodging properties consists of lease termination fees and other miscellaneous property income. Property operating expenses for non-lodging properties consist of real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable from the tenant).

•
Total property income (excluding lodging) increased $2,142 and $12,207 for the three and six months ended June 30, 2013, respectively, and total net operating income increased $431 and $5,348 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Our multi-family segment was the main driver behind this increase, with net operating income increases of $4,834 and $9,091, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in multi-family was the result of including a full six months of operations in 2013 for four student housing properties purchased and placed-in service in late 2012, as well as increased same store performance due to higher base rent per unit.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging net operating income increased $10,976 and $25,470 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 as a result of including a full six months of operations in 2013 related to the seven hotels we acquired in 2012. These hotels were all of the upper-upscale or higher designation, which generate higher average daily rates and operating expenses than their lower-tier counterparts. Same store net operating income increased $5,039 and $7,754 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to an increase in average daily rates.

Provision for Asset Impairment

•
For the three and six months ended June 30, 2013, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As part of our analysis, We identified one property in which expectations of future occupancy and leasing changed for a large single tenant office asset. We became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, we analyzed various leasing and sale scenarios for the single tenant property. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. As a result, we recorded a provision for asset impairment of $147,480. For the three and six months ended June 30, 2013, we recorded a provision for asset impairment of $175,612 and $189,544, respectively, to reduce the book value of certain of our investment properties to their fair values. For the six months ended June 30, 2012, we impaired certain properties of which eleven were subsequently disposed and the respective impairment charge of $7,890 is included in discontinued operations. Six of the properties previously impaired by $19,997 remain in continuing operations on the consolidated statements of operations.

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

•	We incurred a business management fee of $19,479 and $19,993, which is equal to 0.18%, and 0.17% of average invested assets for the six months ended June 30, 2013 and 2012, respectively.

•
The increase in general and administrative expense for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was a result of increased legal costs as well as increased salary expenses resulting from additional personnel which is reimbursed to the business manager.

Non-Operating Income and Expenses:

	Three months ended		2013 Increase (decrease) from 2012	Six months ended		2013 Increase (decrease) from 2012
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Non-operating income and expenses:
Interest and dividend income	$4,962	$6,003	$(1,041)	$10,193	$10,913	$(720)
Other income	12,356	1,290	11,066	13,333	1,706	11,627
Interest expense	(72,273)	(72,618)	345	(146,106)	(140,658)	(5,448)
Equity in earnings of unconsolidated entities	9,018	2,936	6,082	8,044	2,517	5,527
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(701)	—	(701)	(568)	(4,200)	3,632
Realized gain, (loss) and (impairment) on securities, net	16,163	(2,445)	18,608	17,644	(1,022)	18,666
Net income (loss) from discontinued operations	95,919	(1,002)	96,921	121,852	(4,115)	125,967

Other Income

•
Other income increased $11,066 and $11,627 for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase in other income was primarily due to the contribution of 13 multi-tenant retail properties into the the IAGM Retail Fund I, LLC joint venture. We have an equity interest in the IAGM Retail Fund I, LLC joint venture; therefore we have a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale of $12,863, and the activity related to the disposed properties remain in continuing operations on the consolidated statements of operations and other comprehensive income.

Interest Expense

•
Interest expense from continuing operations was $146,106 and $140,658 for the six months ended June 30, 2013 and 2012, respectively. Additional interest expense of $5,251 and $19,119 was reflected in discontinued operations for the six months ended June 30, 2013 and 2012, respectively. In total, interest expense was $151,357 and $159,777 for the six months ended June 30, 2013 and 2012, respectively. The decrease in interest expense of $8,420 was primarily due to the decrease in the principal amount of mortgage debt financings, which were $5,274,583 and $6,078,271 as of June 30, 2013 and 2012, respectively, as well as a decrease in the weighted average interest rate of 5.10% from 5.20% for the six months ended June 30, 2013 and 2012, respectively.

Equity in Earnings of Unconsolidated Entities

•
For the three and six months ended June 30, 2013, the equity in earnings of unconsolidated entities of $9,018 and $8,044, respectively, was a result primarily due to a $9,125 gain from our share of property sales and debt extinguishment in two unconsolidated entities. For the three and six months ended June 30, 2012, the equity in earnings of unconsolidated entities of $2,936 and $2,517, respectively, was due to normal operations.

Realized Gain, (Loss) and (Impairment) on Securities, net

•
For the three and six months ended June 30, 2013, we sold various securities for a net realized gain of $16,163 and $17,644, respectively. For the three and six months ended June 30, 2012, the loss was primarily due to a $1,899 impairment charge for an equity security offset by a net realized gain.

Discontinued Operations

•
During the six months ended June 30, 2013 and 2012, we disposed of 224 and 33 properties, respectively. The activity for those properties is shown as income (loss) from discontinued operations of $121,852 and $(4,115) for the six months ended June 30, 2013 and 2012, respectively. The income for the six months ended June 30, 2013 was due to a gain on sale of properties of $119,722. The loss for the six months ended June 30, 2012 included a loss on sale of properties of $2,231. The income from discontinued operations included a provision for asset impairment of $0 and $7,890 for the six months ended June 30, 2013 and 2012, respectively.

Segment Reporting
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 550 and 544 of our investment properties satisfied the criteria of being owned for the three and six months ended June 30, 2013 and 2012, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to isolate the impact of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three and six months ended June 30, 2013 and 2012, respectively. The rental rates reflected in retail, office, industrial, and multi-family are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. For the three and six months ended June 30, 2013, the costs associated with leasing space were not material. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
Retail Segment
Our retail segment net operating income on a same store basis remained stable for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 with a decrease of $537, down to $56,788 from $57,325 for the three months ended and with a decrease of $290, down to $114,535 from $114,825 for the six months ended. On a total segment basis, we saw a decrease in total net operating income of $2,851 or 4.5% for the three months ended June 30, 2013 compared to 2012 and a decrease of $98 or 0.1% for the six months ended June 30, 2013 compared to 2012. This was a result of the 13 properties we contributed to the IAGM Retail Fund I, LLC joint venture. For the three and six months ended June 30, 2012, a full year of operations is included in net operating income, whereas for the three and six months ended June 30, 2013, only operations through the disposition date in early April 2013 are included in net operating income.
Same store average economic occupancy remained consistent, although slightly decreasing, at 92% and 93% for both the three months and six months ended June 30, 2013 and 2012, respectively.
We have staggered lease expirations and expect manageable lease rollover. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages less than 9%. In 2017, the percentage of leases expiring is higher than average. Of the leases expiring in 2017, 47% relate to our large portfolio of bank branches. We believe this is a manageable percentage of lease rollover.
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

	Total Retail Properties
	As of June 30
	2013	2012
Physical occupancy	91%	92%
Economic occupancy	92%	93%
Rent per square foot	$14.35	$14.20
Investment in properties, before depreciation	$3,317,692	$3,609,108

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2013	195	662,809	9,728	3.7%	3.8%	14.68
2014	284	1,840,848	25,693	10.3%	10.1%	13.96
2015	343	2,319,729	28,697	13.0%	11.2%	12.37
2016	295	1,740,030	24,612	9.7%	9.6%	14.14
2017	555	2,834,223	57,933	15.9%	22.7%	20.44
2018	227	1,789,760	25,690	10.0%	10.1%	14.35
2019	94	1,599,946	18,869	9.0%	7.4%	11.79
2020	52	807,254	10,928	4.5%	4.3%	13.54
2021	46	538,231	6,938	3.0%	2.7%	12.89
2022	44	802,954	10,002	4.5%	3.9%	12.46
Thereafter	125	2,912,323	36,394	16.3%	14.3%	12.50
	2,260	17,848,107	255,484	100%	100%	14.31

Comparison of three months ended June 30, 2013 and 2012
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to April 1, 2012. The properties in the same store portfolio were owned for the entire three months ended June 30, 2013 and 2012.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$62,303	$3,147	$65,450	$62,602	$6,300	$68,902	$(299)	(0.5)%	$(3,452)	(5.0)%
Straight line adjustment	1,203	583	1,786	1,350	281	1,631	(147)	(10.9)%	155	9.5%
Tenant recovery income	15,888	1,195	17,083	15,687	2,387	18,074	201	1.3%	(991)	(5.5)%
Other property income	915	6	921	1,427	12	1,439	(512)	(35.9)%	(518)	(36.0)%
Total revenues	80,309	4,931	85,240	81,066	8,980	90,046	(757)	(0.9)%	(4,806)	(5.3)%
Expenses:
Property operating expenses	13,151	859	14,010	14,191	1,766	15,957	1,040	7.3%	1,947	12.2%
Real estate taxes	10,370	472	10,842	9,550	1,300	10,850	(820)	(8.6)%	8	0.1%
Total operating expenses	23,521	1,331	24,852	23,741	3,066	26,807	220	0.9%	1,955	7.3%
Net operating income	$56,788	$3,600	$60,388	$57,325	$5,914	$63,239	$(537)	(0.9)%	$(2,851)	(4.5)%

Average occupancy for the period	92%	N/A	92%	93%	N/A	93%
Number of Properties	358	3	361	358	1	359

Comparison of six months ended June 30, 2013 and 2012
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire six months ended June 30, 2013 and 2012.

	For the six months ended June 30, 2013			For the six months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$124,428	$11,945	$136,373	$124,987	$12,551	$137,538	$(559)	(0.4)%	$(1,165)	(0.8)%
Straight line adjustment	2,420	960	3,380	2,465	621	3,086	(45)	(1.8)%	294	9.5%
Tenant recovery income	30,893	4,162	35,055	30,433	4,302	34,735	460	1.5%	320	0.9%
Other property income	2,362	(28)	2,334	2,015	61	2,076	347	17.2%	258	12.4%
Total revenues	160,103	17,039	177,142	159,900	17,535	177,435	203	0.1%	(293)	(0.2)%
Expenses:
Property operating expenses	25,877	2,761	28,638	26,297	3,331	29,628	420	1.6%	990	3.3%
Real estate taxes	19,691	2,214	21,905	18,778	2,332	21,110	(913)	(4.9)%	(795)	(3.8)%
Total operating expenses	45,568	4,975	50,543	45,075	5,663	50,738	(493)	(1.1)%	195	0.4%
Net operating income	$114,535	$12,064	$126,599	$114,825	$11,872	$126,697	$(290)	(0.3)%	$(98)	(0.1)%

Average occupancy for the period	92%	N/A	92%	93%	N/A	93%
Number of Properties	357	4	361	357	2	359

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
On a same store basis, net operating income increased 7.9% and 8.4% for the three and six months ended June 30, 2012 to 2013 from $63,920 to $68,959 and $91,887 to $99,641, respectively. This was a result of increased RevPar of $103 to $109 for the three months ended and $94 to $100 for the six months ended June 30, 2013 and 2012. Also, ADR increased from $134 to $141 for the three months ended and from $130 to $137 for the six months ended, as occupancy remained consistent for the periods. On a total segment basis, lodging's net operating income increased $10,976 or 17.2% and $25,470 or 24.8% when comparing the three and six months ended June 30, 2013, respectively, to the same periods in 2012. The large increase in net operating income was a result of a full six months of operations related to our seven hotel acquisitions in 2012 and three hotel acquisitions in 2013, which were all in the luxury, upper-upscale, or upscale designation. These hotels contributed to the total segment increase in RevPar of $95 to $103 and ADR of $131 to $141 for the six months ended June 30, 2012 to 2013.
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

	Total Lodging Properties
	As of June 30
	2013	2012
Revenue per available room	$103	$95
Average daily rate	$141	$131
Occupancy	73%	73%
Investment in properties, before depreciation	$3,453,103	$3,102,846

Comparison of three months ended June 30, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to April 1, 2012. The properties in the same store portfolio were owned for the entire three months ended June 30, 2013 and 2012.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Lodging operating income	$201,722	$19,156	$220,878	$193,135	$—	$193,135	$8,587	4.4%	$27,743	14.4%
Expenses:
Lodging operating expenses	124,471	12,716	137,187	121,129	—	121,129	(3,342)	(2.8)%	(16,058)	(13.3)%
Real estate taxes	8,292	503	8,795	8,086	—	8,086	(206)	(2.5)%	(709)	(8.8)%
Total operating expenses	132,763	13,219	145,982	129,215	—	129,215	(3,548)	(2.7)%	(16,767)	(13.0)%
Net operating income	$68,959	$5,937	$74,896	$63,920	$—	$63,920	$5,039	7.9%	$10,976	17.2%

Average occupancy for the period	77%	N/A	78%	77%	N/A	77%
Number of properties	84	5	89	84	—	84
Room Rev Par	$109	N/A	$111	$103	N/A	$103
Average Daily Rate	$141	N/A	$143	$134	N/A	$134

Comparison of six months ended June 30, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire six months ended June 30, 2013 and 2012.

	For the six months ended June 30, 2013			For the six months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Lodging operating income	$302,682	$103,346	$406,028	$289,544	$40,192	$329,736	$13,138	4.5%	$76,292	23.1%
Expenses:
Lodging operating expenses	$189,208	$71,820	$261,028	$183,985	$28,307	$212,292	$(5,223)	(2.8)%	$(48,736)	(23.0)%
Real estate taxes	13,833	3,052	16,885	13,672	1,127	14,799	(161)	(1.2)%	(2,086)	(14.1)%
Total operating expenses	$203,041	$74,872	$277,913	$197,657	$29,434	$227,091	$(5,384)	(2.7)%	$(50,822)	(22.4)%
Net operating income	$99,641	$28,474	$128,115	$91,887	$10,758	$102,645	$7,754	8.4%	$25,470	24.8%

Average occupancy for the period	73%	N/A	73%	73%	N/A	73%
Number of properties	79	10	89	79	5	84
Room Rev Par	$100	N/A	$103	$94	N/A	$95
Average Daily Rate	$137	N/A	$141	$130	N/A	$131

Office Segment
Our office segment has remained consistent on a total segment and same store basis. Total segment and same store net operating income decreased by 1.8% from $55,019 to $54,022 from the six months ended June 30, 2012 to 2013. The stabilization of our office portfolio was due to consistent occupancies as well as steady rental rates over the periods.

We expect market rates to decrease from the current rates as office tenants continue to downsize not only their workforce, but also the space they provide for their employees. The lease expirations reflected in 2016 and 2017 substantially consist of two properties, AT&T in Hoffman Estates, Illinois, which is located in the greater metro Chicago market and AT&T in St. Louis, Missouri. These leases represent 71% of the 2016 lease expirations or approximately 1.7 million square feet and 73% of the 2017 lease expirations or approximately 1.5 million square feet, respectively.

	Total Office Properties
	As of June 30
	2013	2012
Physical occupancy	94%	93%
Economic occupancy	94%	93%
Rent per square foot	$15.15	$15.01
Investment in properties, before depreciation	$1,321,004	$1,574,384

The following table represents lease expirations for the office segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2013	5	394,626	4,360	5.0%	3.6%	11.05
2014	3	10,482	216	0.1%	0.2%	20.61
2015	6	88,971	2,428	1.1%	2.0%	27.29
2016	8	2,174,340	33,047	27.3%	27.4%	15.20
2017	13	1,797,326	22,193	22.6%	18.4%	12.35
2018	6	270,352	7,050	3.4%	5.8%	26.08
2019	4	685,426	9,166	8.6%	7.6%	13.37
2020	2	412,074	3,642	5.2%	3.0%	8.84
2021	7	1,270,322	18,075	16.0%	15.0%	14.23
2022	4	90,338	1,997	1.1%	1.7%	22.11
Thereafter	3	759,196	18,427	9.5%	15.3%	24.27
	61	7,953,453	120,601	100%	100%	15.16

Comparison of three months ended June 30, 2013 and 2012
The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to April 1, 2012. The properties in the same store portfolio were owned for the three months ended June 30, 2013 and 2012.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$29,677	$—	$29,677	$29,526	$—	$29,526	$151	0.5%	$151	0.5%
Straight line adjustment	789	—	789	815	—	815	(26)	(3.2)%	(26)	(3.2)%
Tenant recovery income	1,207	—	1,207	1,783	—	1,783	(576)	(32.3)%	(576)	(32.3)%
Other property income	50	—	50	47	—	47	3	6.4%	3	6.4%
Total revenues	31,723	—	31,723	32,171	—	32,171	(448)	(1.4)%	(448)	(1.4)%
Expenses:
Property operating expenses	3,469	—	3,469	2,892	—	2,892	(577)	(20.0)%	(577)	(20.0)%
Real estate taxes	1,440	—	1,440	1,510	—	1,510	70	4.6%	70	4.6%
Total operating expenses	4,909	—	4,909	4,402	—	4,402	(507)	(11.5)%	(507)	(11.5)%
Net operating income	$26,814	$—	$26,814	$27,769	$—	$27,769	$(955)	(3.4)%	$(955)	(3.4)%

Average occupancy for the period	94%	N/A	94%	93%	N/A	93%
Number of Properties	34	—	34	34	—	34

Comparison of six months ended June 30, 2013 and 2012
The table below represents operating information for the office segment and for the same store segment consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the six months ended June 30, 2013 and 2012.

	For the six months ended June 30, 2013			For the six months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$59,279	$—	$59,279	$59,037	$—	$59,037	$242	0.4%	$242	0.4%
Straight line adjustment	1,446	—	1,446	1,534	—	1,534	(88)	(5.7)%	(88)	(5.7)%
Tenant recovery income	2,991	—	2,991	3,473	—	3,473	(482)	(13.9)%	(482)	(13.9)%
Other property income	97	—	97	254	—	254	(157)	(61.8)%	(157)	(61.8)%
Total revenues	63,813	—	63,813	64,298	—	64,298	(485)	(0.8)%	(485)	(0.8)%
Expenses:
Property operating expenses	6,894	—	6,894	6,273	—	6,273	(621)	(9.9)%	(621)	(9.9)%
Real estate taxes	2,897	—	2,897	3,006	—	3,006	109	3.6%	109	3.6%
Total operating expenses	9,791	—	9,791	9,279	—	9,279	(512)	(5.5)%	(512)	(5.5)%
Net operating income	$54,022	$—	$54,022	$55,019	$—	$55,019	$(997)	(1.8)%	$(997)	(1.8)%

Average occupancy for the period	94%	N/A	94%	93%	N/A	93%
Number of Properties	34	—	34	34	—	34

Industrial Segment
Our industrial segment net operating income decreased slightly by $562 or 1.4% when comparing the six months ended June 30, 2013 and 2012. Our industrial segment base rent per square foot has remained consistent for the six months ended June 30, 2013 to 2012.
Our industrial properties' economic occupancy rates remained consistent at 97% for the six months ended June 30, 2013 and 2012. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages approximately 6%. We believe this is a manageable percentage of lease rollover.
Rental rates are expected to remain consistent in 2013 for our specialty distribution centers as well as our charter schools and correctional facilities and slightly increase for our distribution centers.

	Total Industrial Properties
	As of June 30
	2013	2012
Physical occupancy	96%	96%
Economic occupancy	97%	97%
Rent per square foot	$6.47	$6.31
Investment in properties, before depreciation	$970,490	$979,042

The following table represents lease expirations for the industrial segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2013	3	301,291	2,705	2.4%	3.3%	8.98
2014	4	454,423	2,563	3.6%	3.1%	5.64
2015	5	1,308,736	5,044	10.3%	6.2%	3.85
2016	4	1,367,801	4,877	10.8%	6.0%	3.57
2017	4	888,749	5,162	7.0%	6.3%	5.81
2018	1	175,052	646	1.4%	0.8%	3.69
2019	1	43,500	113	0.3%	0.1%	2.60
2020	1	301,029	9,850	2.4%	12.1%	32.72
2021	4	1,049,486	5,849	8.3%	7.2%	5.57
2022	8	2,402,681	15,290	18.9%	18.7%	6.36
Thereafter	20	4,404,306	29,592	34.7%	36.2%	6.72
	55	12,697,054	81,691	100%	100%	6.43

Comparison of three months ended June 30, 2013 and 2012
The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to April 1, 2012. The properties in the same store segment were owned for the three months ended June 30, 2013 and 2012.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$20,440	$—	$20,440	$20,164	$—	$20,164	$276	1.4%	$276	1.4%
Straight line adjustment	284	—	284	620	—	620	(336)	(54.2)%	(336)	(54.2)%
Tenant recovery income	469	—	469	1,101	—	1,101	(632)	(57.4)%	(632)	(57.4)%
Other property income	78	—	78	(179)	—	(179)	257	(143.6)%	257	(143.6)%
Total revenues	21,271	—	21,271	21,706	—	21,706	(435)	(2.0)%	(435)	(2.0)%
Expenses:
Property operating expenses	807	—	807	916	—	916	109	11.9%	109	11.9%
Real estate taxes	608	—	608	1,046	—	1,046	438	41.9%	$438	41.9%
Total operating expenses	1,415	—	1,415	1,962	—	1,962	547	27.9%	547	27.9%
Net operating income	$19,856	$—	$19,856	$19,744	$—	$19,744	$112	0.6%	$112	0.6%

Average occupancy for the period	97%	N/A	97%	97%	N/A	97%
Number of Properties	53	—	53	53	—	53

Comparison of six months ended June 30, 2013 and 2012
The table below represents operating information for the industrial segment and for the same store segment consisting of properties acquired prior to January 1, 2012. The properties in the same store segment were owned for the six months ended June 30, 2013 and 2012.

	For the six months ended June 30, 2013			For the six months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$40,376	$—	$40,376	$40,405	$—	$40,405	$(29)	(0.1)%	$(29)	(0.1)%
Straight line adjustment	737	—	737	1,182	—	1,182	(445)	(37.6)%	(445)	(37.6)%
Tenant recovery income	1,190	—	1,190	1,560		1,560	(370)	(23.7)%	(370)	(23.7)%
Other property income	104	—	104	311	—	311	(207)	(66.6)%	(207)	(66.6)%
Total revenues	42,407	—	42,407	43,458	—	43,458	(1,051)	(2.4)%	(1,051)	(2.4)%
Expenses:
Property operating expenses	1,599	—	1,599	1,778	—	1,778	179	10.1%	179	10.1%
Real estate taxes	1,180	—	1,180	1,490		1,490	310	20.8%	$310	20.8%
Total operating expenses	2,779	—	2,779	3,268	—	3,268	489	15.0%	489	15.0%
Net operating income	$39,628	$—	$39,628	$40,190	$—	$40,190	$(562)	(1.4)%	$(562)	(1.4)%

Average occupancy for the period	97%	N/A	97%	97%	N/A	97%
Number of Properties	53	—	53	53	—	53

Multi-family Segment
Our multi-family segment continues to perform well as net operating income increased $4,834 or 43% and $9,091 or 41% on a total segment basis for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase was primarily driven by additional properties in our portfolio. We purchased two and placed in service two student housing properties in late 2012 and purchased one student housing property during the first quarter of 2013. We also placed in service one student housing property and one conventional apartment in the second quarter of 2013. Additionally, same store net operating income increased $411 or 3.7% and $1,077 or 4.9% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to higher base rent per unit. We believe these increases were a result of the single family housing market downturn and limited availability of credit for new or existing homeowners, which drove demand to multi-family apartments across the nation.
As we dispose of our conventional multi-family properties, we focus on growing our student housing portfolio through property acquisitions and development. Our rental rates in student housing rose significantly in 2013 compared to 2012 while occupancy remained consistent between periods for nearly all of our properties. We expect rental rates to maintain or slightly increase throughout 2013. Our rental rates have increased due to favorable market conditions as well as the addition of five student housing properties in 2012 and 2013. The June 30, 2013 ending economic occupancy of 85% is due to a student housing project consisting of 1,189 beds being placed in service. We project our occupancy to increase in the third quarter of 2013 when the school year begins. The project is already substantially pre-leased.

	Total Multi-family Properties
	As of June 30
	2013	2012
Economic occupancy	85%	93%
End of month scheduled rent per multi-family unit per month	$1,014	$971
End of month scheduled rent per student housing bed per month	$698	$666
Investment in properties, before depreciation	$1,074,129	$688,658

Comparison of three months ended June 30, 2013 and 2012
The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to April 1, 2012. The properties in the same store portfolio were owned for the three months ended June 30, 2013 and 2012.

	For the three months ended June 30, 2013			For the three months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$19,471	$5,970	$25,441	$18,794	$—	$18,794	$677	3.6%	$6,647	35.4%
Straight line adjustment	36	727	763	53	—	53	(17)	(32.1)%	710	1,339.6%
Tenant recovery income	125	6	131	163	—	163	(38)	(23.3)%	(32)	(19.6)%
Other property income	1,702	321	2,023	1,517	—	1,517	185	12.2%	506	33.4%
Total revenues	21,334	7,024	28,358	20,527	—	20,527	807	3.9%	7,831	38.1%
Expenses:
Property operating expenses	7,609	1,699	9,308	7,099	—	7,099	(510)	(7.2)%	(2,209)	(31.1)%
Real estate taxes	2,056	902	2,958	2,170	—	2,170	114	5.3%	(788)	(36.3)%
Total operating expenses	9,665	2,601	12,266	9,269	—	9,269	(396)	(4.3)%	(2,997)	(32.3)%
Net operating income	$11,669	$4,423	$16,092	$11,258	$—	$11,258	$411	3.7%	$4,834	42.9%

Average occupancy for the period	93%	N/A	85%	94%	N/A	94%
Number of Properties	21	7	28	21	—	21

Comparison of six months ended June 30, 2013 and 2012
The table below represents operating information for the multi-family segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the six months ended June 30, 2013 and 2012.

	For the six months ended June 30, 2013			For the six months ended June 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$38,552	$11,232	$49,784	$37,209	$—	$37,209	$1,343	3.6%	$12,575	33.8%
Straight line adjustment	75	737	812	159	—	159	(84)	(52.8)%	653	410.7%
Tenant recovery income	284	6	290	248		248	36	14.5%	42	16.9%
Other property income	3,156	579	3,735	2,969	—	2,969	187	6.3%	766	25.8%
Total revenues	42,067	12,554	54,621	40,585	—	40,585	1,482	3.7%	14,036	34.6%
Expenses:
Property operating expenses	14,890	2,992	17,882	14,255	—	14,255	(635)	(4.5)%	(3,627)	(25.4)%
Real estate taxes	4,157	1,548	5,705	4,387	—	4,387	230	5.2%	(1,318)	(30.0)%
Total operating expenses	19,047	4,540	23,587	18,642	—	18,642	(405)	(2.2)%	(4,945)	(26.5)%
Net operating income	$23,020	$8,014	$31,034	$21,943	$—	$21,943	$1,077	4.9%	$9,091	41.4%

Average occupancy for the period	93%	N/A	85%	94%	N/A	94%
Number of Properties	21	7	28	21	—	21
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
The properties under development and all amounts set forth below are as of June 30, 2013. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	SF / Units / Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American (c)	Note Payable as of June 30, 2013	Estimated Placed in Service Date (d) (e)
Woodbridge	Wylie, TX	Retail	519,745	$44,932	$69,019	—	$18,110	(f)
UH at Charlotte	Charlotte, NC	Student Housing	670 beds	6,119	44,243	9,187	1	Q3 2015
UH at Arena District (g)	Eugene, OR	Student Housing	244 beds	11,337	20,685	1,174	2,912	Q3 2013

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

(b)
The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any, and excluding capitalized interest. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(c)	We anticipate funding remaining development, to the extent any remains, through construction financing secured by the properties and equity contributions.

(d)
The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property will go through a lease-up period.

(e)	Leasing activities related to student housing properties do not begin until six to nine months prior to the placed in service date.

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $30,292 relates to phases that have been placed in service as of June 30, 2013.

(g)	University House at Arena District is an unconsolidated entity.
As part of our restructure of, and foreclosure of the properties securing, the Stan Thomas Properties note, we, as the secured lender, began overseeing certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value, excluding capitalized interest, of the Railyards property is $117,159 as of June 30, 2013.

Liquidity and Capital Resources
As of June 30, 2013, we had $295.9 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

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

Long Term Liquidity and Capital Resources
On a long term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the increased performance of our lodging and multi-family segments as well as the repositioning of our retail and lodging properties will increase our operating cash flows. To assist us in managing the timing of the cash flow from disposing of non-strategic properties and acquiring retail, lodging and student housing properties, we have obtained a senior unsecured credit facility consisting of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. Upon closing the credit agreement, we borrowed the full amount of the term loan. As of June 30, 2013, we had $175 million available under the revolving line of credit, after drawing $25 million at closing.
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
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2013 to June 30, 2013 totaling $223.8 million or $0.50 per share on an annualized basis, including amounts reinvested through the distribution reinvestment plan. For the six months ended June 30, 2013, we paid cash distributions of $223.3 million. These cash distributions were paid with $211.1 million from our cash flow from operations, $9.1 million provided by distributions from unconsolidated entities, as well as $132.9 million from gain on sales of properties.
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

The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Six months ended	Twelve months ended
	June 30, 2013	2012	2011	2010	2009	2008
Cash flow provided by operations	$211,106	$456,221	397,949	356,660	369,031	384,365
Distributions from unconsolidated entities	$9,149	$31,710	33,954	31,737	32,081	41,704
Gain on sales of properties (1)	132,937	$40,691	6,141	55,412	—	—
Distributions declared	$(223,781)	$(440,031)	(429,599)	(417,885)	(405,337)	(418,694)
Excess (deficiency)	$129,411	$88,591	8,445	25,924	(4,225)	7,375

	Three months ended	Three months ended	Six months ended
	March 31, 2013	June 30, 2013	June 30, 2013
Cash flow provided by operations	$94,063	$117,043	$211,106
Distributions from unconsolidated entities	2,529	6,620	9,149
Gain on sales of properties (1)	23,909	109,028	132,937
Distributions declared	(111,569)	(112,212)	(223,781)
Excess (deficiency)	$8,932	$120,479	$129,411

	Three months ended	Three months ended	Six months ended
	March 31, 2012	June 30, 2012	June 30, 2012
Cash flow provided by operations	$85,925	$156,846	$242,771
Distributions from unconsolidated entities	3,093	6,342	9,435
Gain on sales of properties (1)	—	1,851	1,851
Distributions declared	(109,217)	(109,641)	(218,858)
Excess (deficiency)	$(20,199)	$55,398	$35,199

(1) Excludes gains reflected on impaired values and excludes loss on transfer of assets. For the six months June 30, 2013, includes gain on sale of properties of $12,863 recognized in other income on the consolidated statements of operations and other comprehensive income, for the contribution of properties to the IAGM Retail Fund I, LLC joint venture.
Our cash flow from operations in the first quarter is typically our lowest of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. We expect our cash flow from operations to increase during the remainder of the year consistent with historical trends which typically generates higher revenue and operating income during second and third quarters. For the six months ended June 30, 2013, we saw decrease of approximately $10 million in the amount of prepaid rent compared to 2012 due to the timing of receipts. In addition, for the six months ended June 30, 2012, cash flow from operations included an increase in accrued interest expense payable of $22,100. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Six months ended June 30,		Twelve months ended December 31,
	2013	2012	2012	2011	2010	2009	2008
Distributions declared	$223,782	218,858	$440,031	429,599	417,885	405,337	418,694
Distributions paid	$223,353	218,433	$439,188	428,650	416,935	411,797	405,925
Distributions reinvested	$91,371	97,571	$191,785	199,591	207,296	231,306	242,113

Acquisitions and Dispositions of Real Estate Investments
We acquired six and seven properties during the six months ended June 30, 2013 and 2012, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $205.3 million and $211.0 million for these acquisitions. During the six months ended June 30, 2013, we sold 223 properties, including 216 bank branches, two hotels, four office buildings, and a multi-family property, generating net sales proceeds of $780.5 million. We also contributed 13 retail properties to the IAGM joint venture. Comparatively, during the six months ended June 30, 2012, we sold 33 properties, including 30 bank branches, two retail properties, and one industrial property, generating net sales proceeds of $104.6 million.
Stock Offering
We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $6.93 per share. We are permitted to offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. We may also file a new registration statement to continue offering shares under the DRP. As of June 30, 2013, we had raised a total of approximately $8.8 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).
During the six months ended June 30, 2013, we sold a total of 13.2 million shares and generated $91.4 million in gross offering proceeds under the DRP, as compared to 13.5 million shares and $97.6 million during the six months ended June 30, 2012. Our average distribution reinvestment plan participation was 41% for the six months ended June 30, 2013, compared to 45% for the six months ended June 30, 2012.
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
For three months ended March 31, 2013, we received requests for the repurchase of 1.4 million shares of our common stock. Of these requests, we repurchased 1.4 million shares of common stock for $9.8 million in April 2013. There were no additional requests outstanding. For three months ended June 30, 2013, we received requests for the repurchase of 1.3 million shares of our common stock. Of these requests, we repurchased 1.3 million shares of common stock for $8.9 million in July 2013. There were no additional requests outstanding. The price per share for all shares repurchased was $6.93 and all repurchases were funded from proceeds from our distribution reinvestment plan.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the quarter ended March 31, 2013	1,420,440	1,420,440	$6.93	$9,844
For the quarter ended June 30, 2013	1,286,078	1,286,078	$6.93	$8,913
(a) Shares are repurchased in the month subsequent to the quarter in which the requests were received.

We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2013 (dollar amounts are stated in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$200,992	201,981	422,090	785,638	1,184,029	1,380,765	4,175,495
Variable rate debt (mortgage loans)	$73,315	388,231	228,253	135,765	175,295	98,229	1,099,088
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.10%	5.64%	5.68%	5.46%	5.73%	5.74%	5.69%
Variable rate debt (mortgage loans)	3.10%	2.83%	2.70%	2.80%	2.95%	2.87%	2.84%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $23.6 million, net of accumulated amortization, is outstanding as of June 30, 2013. Of the total outstanding debt for all years, approximately $433,065 is recourse to the Company.
As of June 30, 2013, we had approximately $274.3 million and $590.2 million in mortgage debt maturing in 2013 and 2014, respectively. We are currently negotiating refinancing the 2013 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

On May 8, 2013, we entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275 million. The credit facility consists of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. The line of credit is backed by a pool of unencumbered properties that needs to comply with certain covenants laid out in the credit agreement. The credit facility also contains an accordion feature that allows us to increase the aggregate availability thereunder to up to $600 million in certain circumstances. Upon closing, we borrowed the term loan of $75 million in full, and the proceeds were used to pay off existing debt. As of June 30, 2013, we had a total of $25 million outstanding under revolving line of credit. The revolver bears interest at a rate equal to LIBOR plus a margin ranging from 1.60% to 2.45%, while the rate on the term loan is equal to LIBOR plus a margin ranging from 1.50% to 2.45%. As of June 30 2013, the interest rates for the revolver and the term loan were 2.10% and 2.00%, respectively. As of June 30 2013, we believe we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. As of June 30, 2013, we had $175 million available under the revolving line of credit, after drawing $25 million at closing. The facility will assist us in bridging the timing of proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets.
Mortgage loans outstanding as of June 30, 2013 and December 31, 2012 were $5.3 billion and $5.9 billion, respectively, and had a weighted average interest rate of 5.10% and 5.10% per annum, respectively. For the six months ended June 30, 2013 and 2012, we had a net pay down of $117.0 million and received net proceeds of $29.1 million, respectively, against our portfolio of marketable securities. For the six months ended June 30, 2013 and 2012, we borrowed approximately $338.6 million and $404.5 million, respectively, secured by mortgages on our properties and assumed $36.0 million and $180.0 million of debt at acquisition on the 2013 and 2012 property acquisitions, respectively.

Summary of Cash Flows

	Six months ended June 30
	2013	2012
	(In thousands)
Cash provided by operating activities	$211,106	$242,771
Cash provided by (used in) investing activities	$554,799.08	$(210,491)
Cash used in financing activities	$(690,740)	$(38,971)
Increase (decrease) in cash and cash equivalents	$75,165.08	$(6,691)
Cash and cash equivalents, at beginning of period	$220,779	$218,163
Cash and cash equivalents, at end of period	$295,944.08	$211,472
Cash provided by operating activities was $211.1 million and $242.8 million for the six months ended June 30, 2013 and 2012, respectively, and was generated primarily from operating income from property operations and interest and dividends. While our lodging and multi family properties increased operating performance and cash flows for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the overall decrease in operating cash flow was a result of two timing adjustments. For the six months ended June 30, 2013, we saw decrease of approximately $10 million in the amount of prepaid rent compared to 2012 due to the timing of receipts. The six months ended June 30, 2012, cash provided by operating activities included an increase in the accrued interest expenses payable of $22.1 million, which was a result of a one-time change in timing of debt service payments from 2011 to 2012.
due to the disposition of 237 properties overall during the six months ended June 30, 2013 compared to only 33 properties sold during the six months ended June 30, 2012. Additionally, for the six months ended June 30, 2012, cash provided by operating activities was higher due to an increase in the accrued interest expenses payable of $22,100. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.
Cash provided by investing activities was $554.8 million and used in investing activities was $210.5 million for the six months ended June 30, 2013 and 2012, respectively. The cash used in investing activities for the six months ended June 30, 2013 was primarily due to the acquisition of three hotels, two retail properties, and one student housing property. These acquisitions were offset by the sale of 216 bank branches, two hotels, one multi-family apartment property, and four office properties, including our IDS property that is approximately 1.4 million square feet. The sales of these properties resulted in gains of $119.7 million. The cash used in investing activities from the six months ended June 30, 2012 was primarily due to the acquisition of five hotels and one retail property which was offset by the disposition of thirty-three assets during the second quarter.
Cash used in financing activities was $690.7 million and $39.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase in cash used in financing activities from six months ended June 30, 2013 and 2012 was primarily due to the payoff of almost $1 billion in mortgage debt, substantially from the disposition of more than two-hundred properties for the six months ended June 30, 2013 compared to 2012. In addition, we had a net pay down on our margin securities debt of $117 million for the six months ended June 30, 2013 compared to receiving proceeds from our margin of $29 million for the six months ended June 30, 2012.
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

Joint Venture	Ownership %	Investment at June 30, 2013
Cobalt Industrial REIT II	36%	$87,906
D.R. Stephens Institutional Fund, LLC	90%	40,693
Brixmor/IA JV, LLC	(a)	83,983
IAGM Retail Fund I, LLC (b)	55%	82,408
Other Unconsolidated Entities	Various	28,531
		$323,521

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

(b)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,277. The Company treated this disposition as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and other comprehensive income, since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the properties. The Company recognized a gain on sale of $12,863, which is included in other income on the consolidated statements of operations and other comprehensive income, and recorded an equity investment basis adjustment of $15,723. The Company amortizes the basis adjustment over the life of the joint venture.

The Company is the managing member of IAGM, responsible for the day-to-day activities and earns fees for venture management, property management, leasing and other services provided to IAGM. The Company analyzed the joint venture agreement and determined that it was not a variable interest entity. The Company also considered PGGM's participating rights under the joint venture agreement and determined that PGGM has the ability to participate in major decisions, which equates to shared decision making ability. As such, the Company does not control IAGM. Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.

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

	As of June 30, 2013	As of December 31, 2012
Balance Sheet Data:
Total assets	$9,814,666	$10,759,884
Debt	$5,273,055	$6,006,146

	For the six months ended
	June 30, 2013	June 30, 2012
Operating Data:
Total income	$744,011	$655,512
Total interest and dividend income	$10,193	$10,913
Net loss attributable to Company	$(28,270)	$(48,193)
Net loss per common share, basic and diluted	$(0.03)	$(0.05)
Common Stock Distributions:
Distributions declared to common stockholders	$223,781	$218,858
Distributions paid to common stockholders	$223,345	$218,433
Distributions per weighted average common share	$0.25	$0.25
Funds from Operations:
Funds from operations (a)	$246,718	$226,686
Cash Flow Data:
Cash flows provided by operating activities	$211,106	$242,771
Cash flows provided by (used in) investing activities	$554,799.08	$(210,491)
Cash flow used in financing activities	$(690,740)	$(38,971)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	894,679,702	875,037,776

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		For the six months ended June 30
Funds from Operations:		2013	2012
	Net loss attributable to Company	$(28,270)	$(48,193)
Add:	Depreciation and amortization related to investment properties	205,028	221,053
	Depreciation and amortization related to investment in unconsolidated entities	16,185	21,436
	Provision for asset impairment	189,544	27,887
	Impairment of investment in unconsolidated entities	1,003	4,200
	Impairment reflected in equity in earnings of unconsolidated entities	—	470

Less:	Gains (losses) from property sales and transfer of assets (1)	132,921	(2,231)
	Gains from property sales reflected in equity in earnings of unconsolidated entities	3,416	2,398
	Gain from sale of investment in unconsolidated entities	435	—
	Funds from operations	$246,718	226,686

(1) Includes gain on sale of properties of $12,863 recognized in other income on the consolidated statements of operations and other comprehensive income, for the contribution of properties to the IAGM Retail Fund I, LLC joint venture for the six months June 30, 2013.
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	For the six months ended June 30
	2013	2012
Impairment on securities	$—	$1,899
Loss on extinguishment of debt	2,396	1,398
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	(5,709)	—
Straight-line rental income	(4,630)	(5,439)
Amortization of above/below market leases	(1,764)	(1,315)
Amortization of mark to market debt discounts	3,111	3,143
Acquisition costs	736	1,374

Subsequent Events

On July 1, 2013 we contributed the recently purchased South Frisco Village Shopping Center to the IAGM Retail Fund I, LLC joint venture for a gross disposition price of $34.4 million. On August 1, 2013,we sold five multi-family properties for $163.6 million as part of a larger portfolio sale. The anticipated disposition for the remaining portfolio, consisting of nine properties, is late August, 2013 and expect to recognize gains on sale. Also subsequent to June 30, 2013 we sold eight bank branches for $15.1 million.

On August 8, 2013, we entered into an equity interest purchase agreement with AR Capital, LLC (the "Buyer") to sell its core net lease assets, including 294 properties in an all-cash transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt. We expect to recognize gains on sale. The properties included retail, office and industrial assets. In connection with entering into the purchase agreement, the Buyer has posted a non-refundable deposit into escrow. The sale is expected to be consummated through three closings, with the initial closing expected to occur approximately 45 days from execution of the purchase agreement, the second closing expected to occur approximately 120 days and the final closing expected to occur on or prior to May 8, 2014. The sale completion is subject to customary closing conditions, and the sale of certain properties is subject to obtaining lender consents in connection with the Buyer's assumption of existing indebtedness, tenant waivers and redeeming joint venture interests. In addition, for a limited period of time following execution of the Purchase Agreement, the Buyer may exclude from the transaction for any reason properties having an aggregate value of up to approximately $183.3 million, provided the Buyer may not exclude more than 13 properties under this exclusion right. The Buyer may also exclude properties from the transaction for title or environmental conditions subject to certain exceptions and our right to cure, as describe in the purchase agreement. The purchase agreement contains limited termination rights for both us and the Buyer. We filed a form 8-K on August 9, 2013, the purchase agreement was attached as Exhibit 10.1 to the filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of June 30, 2013 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $11.0 million. If market rates of interest on all of the floating rate debt as of June 30, 2013 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $11.0 million.
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
The following table summarizes interest rate swap contracts outstanding as of June 30, 2013 and December 31, 2012:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of June 30, 2013	Fair Value as of December 31, 2012
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	N/A	$—	$(243)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	N/A	—	(68)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	(1)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	—
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	56,100	(344)	(507)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR	N/A	—	(52)
					56,100	$(344)	$(871)
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
We incurred no impairments on our investments in marketable securities for the six months ended June 30, 2013. We recorded impairment of $1.9 million for other-than-temporary declines in marketable securities for the six months ended June 30, 2012. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2013.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of June 30, 2013 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$194,385	$286,872	$258,185	$315,559

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

As previously disclosed, we received a stockholder demand that claims the officers, the board of directors, the Business Manager and the affiliates of the Business Manager (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of its common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in payment of fees to the business manager for which it is not entitled. On March 21, 2013, counsel for these three stockholders filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, seeking recovery of damages in an unspecified amount allegedly sustained by the Company. The case has been stayed to permit the special litigation committee to complete its investigation.
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

Item 1A. Risk Factors

The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

On May 8, 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275 million. The credit facility consists of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. Upon closing the credit agreement, the Company borrowed the full amount of the term loan. As of June 30, 2013, the Company had $175 million available under the revolving line of credit, after drawing $25 million at closing. This full recourse credit agreement requires compliance with certain financial covenants including: a minimum net worth requirement, restrictions on indebtedness, a distribution limitation and investment restrictions. These covenants could prevent or inhibit the Company's ability to make distributions to its stockholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to the Company.

The credit agreement also contains customary default provisions including the failure to (i) timely pay debt service: (ii) comply with financial and operating covenants in the credit agreement; or (iii) pay when due, all amounts outstanding under the credit agreement. Declaration of a default by the lenders under the credit agreement could restrict the Company's ability to borrow additional monies and accelerate all amounts outstanding under the credit facility which could have a material adverse effect on the Company's results of operations, financial condition and ability to pay distributions to our stockholders.

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

The table below outlines the shares of common stock we repurchased pursuant to the Second Amended Program during the three months ended June 30, 2013.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2013	1,420,440	$6.93	1,420,440	(1)
May 2013	—	—	—	(1)
June 2013	—	—	—	(1)
	1,420,440	$6.93	1,420,440	(1)
(1) A description of the maximum number of shares that may be purchased under our Amended Program is included in the narrative preceding this table.
The shares reported in the table above were repurchased based on those requests received during the three months ended March 31, 2013. For the three months ended June 30, 2013, we received requests for the repurchase of an additional 1.3 million shares of our common stock. Of these requests, we repurchased 1.3 million shares of common stock for $8.9 million in July 2013. The price per share for all of these shares repurchased was $6.93 and all repurchases were funded from proceeds from our distribution reinvestment plan. However, because we repurchase shares accepted for repurchase for a particular calendar quarter on the day that is five business days prior to the last business day of the first month of the subsequent calendar quarter, the shares repurchased based on those requests received during the three months ended June 30, 2013 are not reportable in the table above.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President		Treasurer and principal financial officer
Date:	August 13, 2013	Date:	August 13, 2013

EXHIBIT NO.	DESCRIPTION
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

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*(1)
32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*(1)
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 14, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).(2)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(2)
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