Form 10-Q
period 2013-09-30
Inland American Real Estate Trust, Inc.
filed 2013-11-13
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
Yes  ☐   No ☒
As of November 12, 2013 there were 907,688,322 shares of the registrant’s common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place®, Hyatt
Regency®, and Andaz® trademarks are the property of Hyatt Hotels Corporation (“Hyatt”). Intercontinental Hotels Corporation® trademark is the property of InterContinental Hotels Group PLC. Wyndham® and Baymont Inn & Suites, Inc®. trademarks are the property of Wyndham Worldwide. Comfort Inn® trademark is the property of Choice Hotels International. Fairmont® trademark is the property of Fairmont Hotels & Resorts Inc. The Aloft service name is the property of Starwood Hotels & Resorts Worldwide, Inc.. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment properties:
Land	$1,261,347	$1,882,715
Building and other improvements	6,614,790	8,679,105
Construction in progress	178,310	337,384
Total	8,054,447	10,899,204
Less accumulated depreciation	(1,204,624)	(1,581,524)
Net investment properties	6,849,823	9,317,680
Cash and cash equivalents	383,802	220,779
Restricted cash and escrows	132,637	104,027
Investment in marketable securities	249,593	327,655
Investment in unconsolidated entities	306,442	253,799
Accounts and rents receivable (net of allowance of $8,367 and $10,348)	72,895	121,773
Intangible assets, net	169,393	298,828
Deferred costs and other assets	106,886	115,343
Assets held for sale	1,243,118	—
Total assets	$9,514,589	$10,759,884
Liabilities
Debt	$3,988,385	$6,006,146
Accounts payable and accrued expenses	153,947	142,835
Distributions payable	37,712	37,059
Intangible liabilities, net	59,502	80,769
Other liabilities	88,385	150,325
Liabilities held for sale	879,992	—
Total liabilities	5,207,923	6,417,134
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 905,089,271 and 889,424,572 shares issued and outstanding	905	889
Additional paid in capital	8,030,508	7,921,913
Accumulated distributions in excess of net loss	(3,791,975)	(3,664,591)
Accumulated other comprehensive income	67,103	84,414
Total Company stockholders’ equity	4,306,541	4,342,625
Noncontrolling interests	125	125
Total equity	4,306,666	4,342,750
Total liabilities and equity	$9,514,589	$10,759,884
See accompanying notes to the consolidated financial statements.

 INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$92,826	$89,890	$279,653	$265,383
Tenant recovery income	17,129	20,008	54,570	58,186
Other property income	2,165	1,672	5,662	4,745
Lodging income	217,927	179,662	622,618	507,932
Total income	330,047	291,232	962,503	836,246
Expenses:
General and administrative expenses	14,296	9,112	37,233	27,418
Property operating expenses	22,099	21,130	64,016	60,126
Lodging operating expenses	141,025	117,950	401,109	329,223
Real estate taxes	21,590	19,894	65,383	59,948
Depreciation and amortization	76,013	80,089	233,553	236,665
Business management fee	9,648	9,989	29,127	29,982
Provision for asset impairment	39,942	47,015	228,370	53,842
Total expenses	324,613	305,179	1,058,791	797,204
Operating income (loss)	$5,434	$(13,947)	$(96,288)	$39,042
Interest and dividend income	4,568	6,130	14,761	17,043
Other income (loss)	1,058	(405)	14,391	1,039
Interest expense	(52,703)	(54,046)	(161,665)	(157,446)
Equity in earnings of unconsolidated entities	3,000	291	11,044	2,807
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(5,471)	(1,556)	(6,039)	(5,756)
Realized gain, (loss) and (impairment) on securities, net	14,222	4,398	31,866	3,376
Loss before income taxes	(29,892)	(59,135)	(191,930)	(99,895)
Income tax expense	(4,250)	(5,147)	(6,955)	(9,774)
Net loss from continuing operations	(34,142)	(64,282)	(198,885)	(109,669)
Net income from discontinued operations	271,683	51,365	408,166	48,749
Net income (loss)	237,541	(12,917)	209,281	(60,920)
Less: Net income attributable to noncontrolling interests	(8)	(4,659)	(16)	(4,851)
Net income (loss) attributable to Company	$237,533	$(17,576)	$209,265	$(65,771)
Net income (loss) per common share, from continuing operations, basic and diluted	$(0.04)	$(0.08)	$(0.22)	$(0.13)
Net income per common share, from discontinued operations, basic and diluted	$0.30	$0.06	$0.45	$0.06
Net income (loss) per common share, basic and diluted	$0.26	$(0.02)	$0.23	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	902,456,636	881,717,879	897,300,455	877,280,730
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(11,823)	7,173	13,993	32,672
Unrealized loss on derivatives	(49)	(695)	(53)	(898)
Reclassification adjustment for amounts recognized in net income	(14,138)	(3,326)	(31,251)	(1,552)
Comprehensive income (loss) attributable to the Company	$211,523	$(14,424)	$191,954	$(35,549)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the nine months ended September 30, 2013
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	209,265	—	16	209,281
Unrealized gain on investment securities	—	—	—	—	13,993	—	13,993
Unrealized loss on derivatives	—	—	—	—	(53)	—	(53)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(31,251)	—	(31,251)
Distributions declared	—	—	—	(336,649)	—	(16)	(336,665)
Proceeds from distribution reinvestment plan	19,705,741	20	136,601	—	—	—	136,621
Share repurchase program	(4,041,042)	(4)	(28,006)	—	—	—	(28,010)
Balance at September 30, 2013	905,089,271	$905	$8,030,508	$(3,791,975)	$67,103	$125	$4,306,666
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the nine months ended September 30, 2012
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	—	—	—	(65,771)	—	4,851	(60,920)
Unrealized gain on investment securities	—	—	—	—	32,672	—	32,672
Unrealized loss on derivatives	—	—	—	—	(898)	—	(898)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(1,552)	—	(1,552)
Distributions declared	—	—	—	(329,124)	—	(3,806)	(332,930)
Disposal of noncontrolling interests	—	—	—	—	—	(759)	(759)
Proceeds from distribution reinvestment plan	20,081,542	20	144,952	—	—	—	144,972
Share repurchase program	(4,953,207)	(5)	(35,757)	—	—	—	(35,762)
Balance at September 30, 2012	884,315,695	$884	$7,885,075	$(3,550,117)	$72,170	$125	$4,408,137
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$209,281	$(60,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	297,979	331,863
Amortization of above and below market leases, net	(2,234)	(1,622)
Amortization of debt premiums, discounts and financing costs	11,475	12,162
Straight-line rental income	(7,073)	(8,557)
Provision for asset impairment	229,486	66,888
Gain on sale of property, net	(414,923)	(29,677)
Loss on extinguishment of debt	18,984	238
Equity in earnings of unconsolidated entities	(11,044)	(2,807)
Distributions from unconsolidated entities	4,363	5,708
(Gain), loss and impairment of investment in unconsolidated entities	6,039	5,756
Realized (gain) loss on securities	(31,866)	(5,275)
Impairment on investment in securities	—	1,899
Other non-cash adjustments	—	1,214
Changes in assets and liabilities:
Accounts and rents receivable	(10,157)	(2,313)
Deferred costs and other assets	12,272	7,173
Accounts payable and accrued expenses	21,622	34,974
Other liabilities	(8,549)	(4,366)
Net cash flows provided by operating activities	325,655	352,338
Cash flows from investing activities:
Purchase of investment properties	(783,594)	(237,828)
Acquired in-place and market lease intangibles, net	(11,609)	(6,572)
Acquired goodwill	(10,918)	(23,735)
Capital expenditures and tenant improvements	(48,691)	(60,487)
Investment in development projects	(35,823)	(79,479)
Proceeds from sale of investment properties, net	1,884,538	356,467
Purchase of marketable securities	(3,686)	(21,715)
Proceeds from sale of marketable securities	95,741	27,217
Investment in unconsolidated entities	(5,275)	(30)
Distributions from unconsolidated entities	15,315	27,198
Proceeds from the sale of and return of capital from unconsolidated entities	29,622	—
Payment of leasing fees	(3,970)	(9,139)
Payments from notes receivable	1,632	18
Restricted escrows and other assets	(10,792)	(9,113)
Other (assets) liabilities	(19,948)	9,311
Net cash flows provided by (used in) investing activities	1,092,542	(27,887)

Cash flows from financing activities:
Proceeds from the distribution reinvestment program	136,619	144,972
Shares repurchased	(28,010)	(35,762)
Distributions paid	(335,993)	(328,493)
Proceeds from debt and notes payable	656,805	524,753
Payoffs of debt	(1,561,408)	(492,971)
Principal payments of mortgage debt	(38,168)	(24,078)
Proceeds from and (payoff of) margin securities debt, net	(65,354)	10,019
Payment of loan fees and deposits	(9,649)	(5,984)
Distributions paid to noncontrolling interests, net	(16)	(3,806)
Payments for contingent consideration	(10,000)	—
Disposal of noncontrolling interests	—	(759)
Net cash flows used in financing activities	(1,255,174)	(212,109)
Net increase in cash and cash equivalents	163,023	112,342
Cash and cash equivalents, at beginning of period	220,779	218,163
Cash and cash equivalents, at end of period	$383,802	$330,505

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(819,837)	$(412,572)
Tenant and real estate tax liabilities assumed at acquisition, net	552	490
Assumption of mortgage debt at acquisition	35,963	180,000
Non-cash discount (premium) of mortgage debt assumed	702	(5,746)
Assumption of lender held escrows	(974)	0
	$(783,594)	$(237,828)

Cash paid for interest, net capitalized interest of $4,238 and $5,601	$209,235	$202,779

Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$5,289	$6,106
Properties contributed to an unconsolidated entity, net of related payables	$99,092	$60,659

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
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

(1) Organization

Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail, office, industrial, multi-family (both conventional and student housing), and lodging properties, located in the United States. The Company is executing on a long-term portfolio strategy to focus specifically on the retail, lodging, and student housing asset classes.

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

At September 30, 2013, the Company owned a portfolio of 268 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012. Additionally, at September 30, 2013, the Company classified 225 properties as held for sale, in which the operating activity is reflected in discontinued operations on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012. Comparatively, at September 30, 2012, the Company owned 887 properties, and there were no properties classified as held for sale.

The breakdown by segment of the 268 owned properties at September 30, 2013 is as follows:

Segment	Property Count	Square Feet / Rooms / Beds
Retail	121	17,062,813	Square feet
Lodging	93	18,222	Rooms
Student Housing	14	8,350	Beds
Non-core	40	6,754,444	Square feet
(2) Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2013. Refer to the Company’s 2012 Form 10-K for a summary of significant accounting policies.
Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 presentations. The reclasses primarily represent reclassifications of revenue and expenses to discontinued operations as a result of the sales of investment properties and the reclassification of properties as held for sale in 2013.
(3) Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired fifteen properties for the nine months ended September 30, 2013 and eight properties for nine months

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

ended September 30, 2012, for a gross acquisition price of $831,850 and $457,300, respectively. The table below reflects acquisition activity during the nine months ended September 30, 2013.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms / Beds
Lodging	Bohemian Hotel Celebration	2/7/2013	$17,500	115	Rooms
Retail	Westport Village	2/22/2013	33,550	169,603	Square Feet
Lodging	Andaz San Diego Hotel	3/4/2013	53,000	159	Rooms
Student Housing	University House @ TCU	3/7/2013	15,850	118	Beds
Lodging	Residence Inn Denver Center	4/17/2013	80,000	228	Rooms
Retail	South Frisco Village Shopping Center	5/9/2013	34,350	227,175	Square Feet
Student Housing	University House Fayetteville	7/19/2013	42,200	654	Beds
Retail	Walden Park Shopping Center	8/7/2013	9,300	33,637	Square Feet
Student Housing	University House Tempe	8/13/2013	103,000	637	Beds
Lodging	Westin Galleria Houston	8/22/2013	120,000	487	Rooms
Lodging	Westin Oaks Houston	8/22/2013	100,000	406	Rooms
Lodging	Andaz Savannah	9/10/2013	43,000	151	Rooms
Lodging	Andaz Napa Valley	9/20/2013	72,000	141	Rooms
Lodging	Hyatt Regency Santa Clara	9/20/2013	93,000	501	Rooms
Retail	West Creek Shopping Center	9/26/2013	15,100	53,338	Square Feet
Total			$831,850
For properties acquired as of September 30, 2013, the Company recorded revenue of $40,335 and property net income of $14,294, not including related expensed acquisition costs in 2013. For properties acquired as of September 30, 2012, the Company recorded revenue of $37,368 and property net income of $5,384, not including related expensed acquisition costs in 2012. During the nine months ended September 30, 2013 and 2012, the Company incurred $1,581 and $1,510, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

(4) Discontinued Operations
The Company sold 304 properties and surrendered one property to the lender (in satisfaction of non-recourse debt) during the nine months ended September 30, 2013 for a gross disposition price of $1,815,900. There were eighty-six properties disposed of and one property surrendered to the lender for the nine months ended September 30, 2012 for a gross disposition price of $432,500. The table below reflects sales activity for the nine months ended September 30, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

Segment	Property	Date	Gross Disposition Price	Sq Ft / Rooms / Units
Non-core	Citizens Banks - 8 Properties	Q1 2013	$6,600	23,428	Square Feet
Lodging	Baymont Inn - Jacksonville	2/6/2013	3,500	118	Rooms
Non-core	Nantucket Apartments	3/13/2013	46,100	394	Units
Lodging	Homewood Suites - Durham	3/21/2013	8,300	96	Rooms
Non-core	SunTrust - 27 Properties	3/22/2013	50,800	146,851	Square Feet
Non-core	IDS Center	4/25/2013	253,500	1,462,374	Square Feet
Non-core	Medical Office Building- 3 Properties	5/2/2013	36,400	181,703	Square Feet
Non-core	Citizens Banks - 5 Properties	Q2 2013	7,900	27,182	Square Feet
Non-core	SunTrust - 176 Properties	Q2 2013	307,700	883,279	Square Feet
Non-core	Citizens Bank - 1 property	7/23/2013	1,400	4,810	Square Feet
Lodging	Fairfield Inn-Ann Arbor	8/15/2013	8,000	109	Rooms
Non-core	Kato/Milmont	8/23/2013	6,900	125,818	Square Feet
Non-core	Logan's Roadhouse	9/6/2013	2,600	7,995	Square Feet
Non-core	SunTrust - 7 properties	Q3 2013	13,700	28,579	Square Feet
Non-core	Triple net portfolio - 56 properties	Q3 2013	602,500	5,435,508	Square Feet
Non-core	Apartment portfolio - 14 properties	Q3 2013	460,000	4,378	Units
Total			$1,815,900

The Company classified 225 properties as held for sale as of September 30, 2013, and the operations are reflected as discontinued operations on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2012, there were no properties classified as held for sale.

The Company has presented separately as discontinued operations in all periods the results of operations for all disposed and held for sale properties in consolidated operations. The components of the Company’s discontinued operations are presented below, which include the results of operations during the three and nine months ended September 30, 2013 and 2012 in which the Company owned such properties.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$47,654	$95,541	$185,579	$297,425
Expenses	24,871	57,414	101,413	181,223
Provision for asset impairment	—	5,083	1,116	13,046
Operating income from discontinued operations	$22,783	$33,044	$83,050	$103,156
Interest expense and other	(15,741)	(14,487)	(58,134)	(83,846)
Gain on sale of properties, net	281,216	29,580	400,938	27,610
Gain (loss) on extinguishment of debt	(16,575)	1,161	(17,672)	(238)
Gain (loss) on transfer of assets	—	2,067	(16)	2,067
Net income from discontinued operations	$271,683	$51,365	$408,166	$48,749

For the nine months ended September 30, 2013, the Company had generated proceeds from the sale of properties of $1,782,785.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

(5) Investment in Partially Owned Entities
Consolidated Entities
The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These nine shopping centers are considered held for sale as of September 30, 2013. The assets and liabilities associated with these nine shopping centers are classified separately on the consolidated balance sheets for the most recent reporting period. The operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of September 30, 2013 reflected as a financing and included within other liabilities in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities' agreements.
For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	As of September 30, 2013	As of December 31, 2012
Net investment properties	$110,658	$113,476
Other assets	8,710	8,687
Total assets	119,368	122,163
Mortgages, notes and margins payable	(72,265)	(84,291)
Other liabilities	(49,577)	(49,648)
Total liabilities	(121,842)	(133,939)
Net assets	$(2,474)	$(11,776)
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

Entity	Description	Ownership %	Investment at September 30, 2013	Investment at December 31, 2012
Cobalt Industrial REIT II	Industrial portfolio	36%	$85,485	$102,599
D.R. Stephens Institutional Fund, LLC	Industrial and R&D assets	90%	34,541	34,541
Brixmor/IA JV, LLC	Retail Shopping Centers	(a)	80,843	90,315
IAGM Retail Fund I, LLC (b)	Retail Shopping Centers	55%	92,010	—
Other Unconsolidated Entities	Various real estate investments	Various	13,563	26,344
			$306,442	$253,799

(a)	The Company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

(b)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, the Company contributed another multi-tenant retail property, South Frisco Village, for a gross disposition price of $34,350. The Company treated these dispositions as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and other comprehensive income, since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the properties. The Company recognized a gain on sale of $12,783 for the nine months ended September 30, 2013, which is included in other income on the consolidated statements of operations and other comprehensive income, and recorded an equity investment basis adjustment of $15,625. The Company amortizes the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

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
For the nine months ended September 30, 2013 and 2012, the Company recorded impairment of its unconsolidated entities of $6,532 and $4,200, respectively.
Combined Financial Information
The following table presents the combined condensed financial information for the Company’s investment in unconsolidated entities.

	September 30, 2013	December 31, 2012
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$1,696,988	$1,437,268
Other assets	306,157	222,096
Total Assets	2,003,145	1,659,364
Liabilities and Equity:
Mortgage debt	1,245,144	1,062,086
Other liabilities	94,941	89,573
Equity	663,060	507,705
Total Liabilities and Equity	2,003,145	1,659,364
Company’s share of equity	$321,573	$252,994
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $486 and $1,714, respectively)	(15,131)	805
Carrying value of investments in unconsolidated entities	$306,442	$253,799

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Statements of Operations:
Revenues	$168,863	$156,308
Expenses:
Interest expense and loan cost amortization	38,344	44,938
Depreciation and amortization	51,438	60,048
Operating expenses, ground rent and general and administrative expenses	55,121	52,157
Impairment	—	553
Total expenses	144,903	157,696
Net gain (loss) before gain on sale of real estate	$23,960	$(1,388)
Gain on sale of real estate	—	9,270
Net income	23,960	7,882
Company’s share of:
Net income, net of excess basis depreciation of $400 and $257	$11,044	$2,807

The unconsolidated entities had total third party debt of $1,245,144 at September 30, 2013 that matures as follows:

2013	$—
2014	74,536
2015	68,379
2016	—
2017	161,580
Thereafter	940,649
$1,245,144

The debt maturities of the unconsolidated entities are not recourse to the Company, and the Company has no obligation to fund such debt maturities. It is anticipated that the ventures will be able to repay or refinance all of their debt on a timely basis.

(6) Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the nine months ended September 30, 2013 and 2012.

	For the nine months ended		Unpaid amounts as of
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement (a)	$10,943	$8,299	$3,192	$4,017
Loan servicing (b)	—	147	—	—
Investment advisor fee (c)	1,309	1,323	118	150
Total general and administrative to related parties	$12,252	$9,769	$3,310	$4,167
Property management fees (d)	17,149	20,858	478	75
Business management fee (e)	29,127	29,982	9,648	9,910
Loan placement fees (f)	444	1,118	—	—

(a)
The Inland American Business Manager & Advisor, Inc. (the "Business Manager") and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

Company’s administration. Unpaid amounts as of September 30, 2013 and December 31, 2012 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
For the nine months ended September 30, 2013, the property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the property managers and other affiliates $9,545 and $10,905 for the nine months ended September 30, 2013 and 2012, respectively.

(e)
After the Company’s stockholders have received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the nine months ended September 30, 2013 and 2012, average invested assets were $10,899,071 and $11,506,392. The Company incurred a business management fee of $29,127 and $29,982, which is equal to 0.28%, and 0.26% of average invested assets for the nine months ended September 30, 2013 and 2012, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the nine months ended September 30, 2013, the Company incurred $873 of investigation costs, resulting in a business management fee expense of $29,127 for the nine months ended September 30, 2013. In addition, effective July 30, 2013, the Company extended the agreement with the Business Manager through July 30, 2014 and provides that the Company may terminate the Business Manager agreement without cause or penalty upon 30 days’ written notice to the Business Manager. Prior to executing the amendment, the Company could terminate the Business Manager agreement without cause or penalty upon 60 days’ written notice. In all other respects, the terms and conditions of the Business Manager agreement remain unchanged.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of September 30, 2013 and December 31, 2012, the Company had deposited $375 and $375, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc., and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America ("RPAI"). The Company paid insurance premiums of $9,158 and $9,205 for the nine months ended September 30, 2013 and 2012, respectively.
In addition, the Company held 899,820 shares of IRC valued at $9,205 as of September 30, 2013. As of December 31, 2012, the Company held 899,820 shares of IRC valued at $7,540.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

(7) Investment in Marketable Securities
Investment in marketable securities of $249,593 and $327,655 at September 30, 2013 and December 31, 2012, respectively, consists of primarily preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $182,181 and $242,370 as of September 30, 2013 and December 31, 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities of $67,412 and $85,285, which includes gross unrealized losses of $3,233 and $2,014 related to its marketable securities as of September 30, 2013 and December 31, 2012, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company recorded impairment of $1,899 for other-than-temporary declines in available-for-sale securities.
Dividend income is recognized when earned. During the nine months ended September 30, 2013 and 2012, dividend income of $12,813 and $15,074, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.
(8) Debt
Mortgages Payable
Mortgage loans outstanding for as of September 30, 2013 and December 31, 2012 were $4,688,759 and $5,894,443 and had a weighted average interest rate of 5.13% and 5.10% per annum, respectively. Of these mortgage loans outstanding at September 30, 2013, approximately $827,034 related to properties held for sale. Mortgage premium and discount, net, was a discount of $22,128 and $27,439 as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of September 30, 2013	Weighted average annual interest rate
2013	$82,004	6.41%
2014	476,082	3.76%
2015	560,691	4.31%
2016	781,911	5.41%
2017	1,219,138	5.60%
Thereafter	1,568,933	5.27%
The Company is negotiating refinancing debt maturing in 2013 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2013, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $300,702 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of September 30, 2013, the Company was in compliance with all mortgage loan requirements except five loans with a carrying value of $86,451; none of which are cross collateralized with any other mortgage loans or recourse to the

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $11,000 in 2012, $20,115 in 2016, and $43,236 in 2017. The 2011 and 2012 maturities are reflected as 2013 maturities in the table above.

Line of Credit

On May 8, 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275,000. The credit facility consists of a $200,000 senior unsecured revolving line of credit and a $75,000 unsecured term loan. As of September 30, 2013, the Company has an accordion feature to increase available borrowings up to $600,000 in certain circumstances with lenders' consent. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. The Company has a one year extension option on the revolver which it may exercise as long as there is no existing default, it is in compliance with all covenants, a 60-day notice has been provided and it pays an extension fee equal to 0.20% of the commitment amount being extended.
As of September 30, 2013, the terms of the credit agreement stipulate:

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

This full recourse credit agreement requires compliance with certain covenants including: a minimum net worth requirement, restrictions on indebtedness, a distribution limitation and investment restrictions. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company's financial and operating covenants and the failure to pay when amounts outstanding under the credit agreement become due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the credit facility. As of September 30, 2013, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement. As of September 30, 2013, the interest rates of the revolving line of credit and unsecured term loan were 2.10% and 2.00%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remains outstanding as of September 30, 2013. As of September 30, 2013, the Company had $200,000 available under the revolving line of credit.

Margins payable
The Company has purchased a portion of its securities through margin accounts. As of September 30, 2013 and December 31, 2012, the Company has recorded a payable of $73,788 and $139,142, respectively, for securities purchased on margin. At September 30, 2013 and December 31, 2012, the average interest rate on margin loans was 0.532% and 0.560%. Interest expense in the amount of $404 and $641 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for nine months ended September 30, 2013 and 2012, respectively.
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

September 30, 2013
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

Recurring Measurements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2013
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$232,132	$—	$—
Real estate related bonds	—	17,461	—
Total assets	$232,132	$17,461	$—
Derivative interest rate instruments	$—	$(309)	$—
Total liabilities	$—	$(309)	$—

	Fair Value Measurements at December 31, 2012
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$304,811	$—	$—
Real estate related bonds	—	22,844	—
Total assets	$304,811	$22,844	$—
Derivative interest rate instruments	$—	$(871)	$—
Total liabilities	$—	$(871)	$—
Level 1
At September 30, 2013 and December 31, 2012, the fair value of the available for sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curves which are widely observable in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2013 and December 31, 2012, the Company has assessed that the credit valuation adjustments are not significant to the overall

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Level 3
At September 30, 2013 and December 31, 2012, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the nine months ended September 30, 2013 and 2012. The asset groups that were reflected at fair value through this evaluation are:

	For the nine months ended		For the nine months ended
	September 30, 2013		September 30, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$235,443	228,370	104,356	53,842
Investment in unconsolidated entities	36,335	6,532	16,914	4,200
Total	$271,778	234,902	121,270	58,042
During the nine months ended September 30, 2013, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. During the nine months ended September 30, 2013, capitalization rates ranging from 6.80% to 10.50% and discount rates ranging from 7.50% to 12.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
The Company also identified one property, a large single tenant office property, in which it was exploring a potential disposition. After the Company began exploring a potential sale of the property, it became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, the Company analyzed various leasing and sale scenarios for the single tenant property. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. The capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in this model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. An impairment charge of $147,480 was recorded for this asset.
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
For the nine months ended September 30, 2013 and 2012, the Company recorded an impairment of investment properties of $228,370 and $53,842, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

charge of $1,116 and $13,046 are included in discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company's estimated fair values relating to the investment in unconsolidated entities' impairment analysis was based on a letter of intent and by analyzing the entities' underlying assets and each joint venture partner's respective waterfall distribution. This resulted in an impairment charge of $6,532 for the nine months ended September 30, 2013.
During the nine months ended September 30, 2012, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company’s estimated fair value relating to the investment in unconsolidated entity's impairment analysis was in part based on the expected future cash distributions and on the fair value of the underlying assets of the investment using a discounted cash flow model, including discount rates and capitalization rates on the expected future cash flows of the properties. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 8.00% to 11.25% and discount rates ranging from 10.00% to 11.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. These factors resulted in an impairment charge of $4,200 for the nine months ended September 30, 2012.

Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$4,688,759	$4,708,484	$5,894,443	$5,790,201
Line of credit	$75,000	$75,000	$—	$—
Margins payable	$73,788	$73,788	$139,142	$139,142
The Company estimates the fair value of its mortgage and notes payable instruments using a weighted average effective interest rate of 5.13% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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

September 30, 2013
(unaudited)

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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the nine months ended September 30, 2013 and 2012, an income tax expense of $6,955 and $9,774 was included on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

(11) Segment Reporting

The Company's long-term portfolio strategy is to focus on three asset classes - retail, lodging, and student housing. During the three months ended September 30, 2013, the Company has executed on this strategy by disposing of 80 non-strategic assets as well as classifying 225 non-strategic assets as held for sale.  Therefore, as of September 30, 2013, the Company restated its business segments to: Retail, Lodging, Student Housing, and Non-core.  Net operating income for the three and nine months ended September 30, 2012 have been restated to reflect the change in business segments. All non-strategic assets have been included in the non-core segment. The non-core segment includes office properties, industrial properties, bank branches, retail single tenant properties, and conventional multi-family properties. The Company has concentrated its efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For its non-core properties, the Company strives to improve individual property performance to increase each property’s value. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the nine months ended September 30, 2013, approximately 9% of the Company’s rental revenue, included in the non-core segment, was generated by two properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$90,795	$51,858	$—	$15,033	$23,904
Straight line adjustment	2,031	1,052	—	154	825
Tenant recovery income	17,129	15,389	—	116	1,624
Other property income	2,165	1,282	—	768	115
Lodging income	217,927	—	217,927	—	—
Total income	330,047	69,581	217,927	16,071	26,468
Operating expenses	184,714	22,230	149,548	7,869	5,067
Net operating income	$145,333	47,351	68,379	8,202	21,401
Non allocated expenses (a)	(99,957)
Other income and expenses (b)	(37,105)
Equity in loss of unconsolidated entities (c)	(2,471)
Provision for asset impairment (d)	(39,942)
Net loss from continuing operations	(34,142)
Net income from discontinued operations	271,683
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$237,533

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $11,724 related to three retail properties, $26,175 related to two lodging properties, and $2,043 related to three non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2012.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$88,655	$57,558	$—	$8,006	$23,091
Straight line adjustment	1,235	853	—	33	349
Tenant recovery income	20,008	18,003	—	100	1,905
Other property income	1,672	889	—	607	176
Lodging income	179,662	—	179,662	—	—
Total income	291,232	77,303	179,662	8,746	25,521
Operating expenses	158,974	24,860	125,543	3,578	4,993
Net operating income	$132,258	52,443	54,119	5,168	20,528
Non allocated expenses (a)	(99,190)
Other income and expenses (b)	(49,070)
Equity in loss of unconsolidated entities (c)	(1,265)
Provision for asset impairment (d)	(47,015)
Net loss from continuing operations	(64,282)
Net income from discontinued operations	51,365
Less: net income attributable to noncontrolling interests	(4,659)
Net loss attributable to Company	$(17,576)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $34,345 related to two retail properties and $12,670 related to four non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$273,712	$165,013	$—	$38,392	$70,307
Straight line adjustment	5,941	4,410	—	216	1,315
Tenant recovery income	54,570	49,575	—	354	4,641
Other property income	5,662	3,235	—	2,009	418
Lodging income	622,618	—	622,618	—	—
Total income	962,503	222,233	622,618	40,971	76,681
Operating expenses	530,508	70,861	426,445	17,684	15,518
Net operating income	$431,995	151,372	196,173	23,287	61,163
Non allocated expenses (a)	(299,913)
Other income and expenses (b)	(107,602)
Equity in earnings of unconsolidated entities (c)	5,005
Provision for asset impairment (d)	(228,370)
Net loss from continuing operations	(198,885)
Net income from discontinued operations	408,166
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$209,265

Balance Sheet Data:
Real estate assets, net (e)	$6,840,906	$2,255,864	$3,159,322	$647,403	$778,317
Non-segmented assets (f)	2,673,683
Total Assets	$9,514,589
Capital expenditures	$48,691	$8,283	$38,310	$2,098	$—

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $24,540 related to five retail properties, $26,175 related to two lodging properties, $177,655 related to ten non-core properties.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress and assets held for sale are included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2012.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$261,558	$171,928	$—	$20,593	$69,037
Straight line adjustment	3,825	3,623	—	104	98
Tenant recovery income	58,186	51,861	—	327	5,998
Other property income	4,745	2,012	—	1,473	1,260
Lodging income	507,932	—	507,932	—	—
Total income	836,246	229,424	507,932	22,497	76,393
Operating expenses	449,297	73,492	351,555	9,484	14,766
Net operating income	$386,949	155,932	156,377	13,013	61,627
Non allocated expenses (a)	(294,065)
Other income and expenses (b)	(145,762)
Equity in loss of unconsolidated entities (c)	(2,949)
Provision for asset impairment (d)	(53,842)
Net loss from continuing operations	(109,669)
Net income from discontinued operations	48,749
Less: net income attributable to noncontrolling interests	(4,851)
Net loss attributable to Company	$(65,771)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	The total provision for asset impairment relates to $37,017 related to three retail properties, and $16,825 related to five non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
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
The basic and diluted weighted average number of common shares outstanding was 897,300,455 and 877,280,730 for the nine months ended September 30, 2013 and 2012, respectively.
(13) Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2013 the Company has funded $69,624 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of September 30, 2013.
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
The Business Manager has offered to reduce the business management fee in an aggregate amount necessary to reimburse the Company for any costs, fees, fines or assessments, if any, which may result from the SEC investigation, other than legal fees incurred by the Company, or fees and costs otherwise covered by insurance. The business manager also offered to waive its reimbursement of legal fees or costs that the business manager incurs in connection with the SEC investigation. On May 4, 2012, the Business Manager forwarded a letter to the Company that memorializes this arrangement.

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

September 30, 2013
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
(14) Assets and Liabilities Held for Sale
In accordance with GAAP, the Company classifies properties as held for sale when certain criteria are met. On the day that the criteria are met, the Company suspends depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. At September 30, 2013, these assets were recorded at their carrying value. The operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.
On August 8, 2013, we entered into a purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2.3 billion. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. Excluding the “kicked out” properties, the transaction is valued at approximately $2.1 billion. As of September 30, 2013, the Company closed on the first tranche of the net lease portfolio consisting of 56 properties for a disposition price of $602,500. The remaining 225 properties are expected to be sold through multiple closings at a gain during the last quarter of 2013 and the first half of 2014. The 225 properties consist of 181 retail and office bank branches, 12 retail single user properties, 8 office properties, and 24 industrial properties. As of September 30, 2013, the 225 properties met the criteria to be classified as held for sale. The operating activity for the properties has been included within discontinued operations. As of September 30, 2012, there were no properties classified as held for sale.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

September 30, 2013
(unaudited)

The major classes of assets and liabilities associated with held for sale properties as of September 30, 2013 are as follows:

September 30, 2013
Land	$276,120
Building and other improvements	1,112,377
Total	1,388,497
Less accumulated depreciation	(241,321)
Net investment properties	1,147,176
Restricted cash & escrows	1,643
Accounts and rents receivable	35,677
Intangible assets, net	50,478
Deferred cost and other assets	8,144
Total Assets	$1,243,118

Debt	$827,034
Accounts payable and accrued expenses	1,717
Intangible liabilities, net	1,146
Other liabilities	50,095
Total Liabilities	$879,992
(15) Subsequent Events

The Company sold United Healthcare Green Bay on October 7, 2013 for $67,160. The property was classified as held for sale as of September 30, 2013.

The Company purchased five hotels consisting of 997 rooms for $308,750 subsequent to September 30, 2013.

On October 30, 2013, the Company further amended its agreements with the property managers to change the date by which a termination notice must be delivered in order to prevent the automatic renewal of the agreements. The new termination notice deadline for each agreement is November 30, 2013. Prior to executing the latest amendment, the termination notice deadline for each agreement was October 31, 2013. The amendment also changes the termination date for each of the agreements from February 28, 2014 to March 31, 2014. In all material respects, the terms and conditions of each agreement remained unchanged.

On November 5, 2013, the Company closed on a $100,000 increase to its revolving line of credit and a $125,000 increase to the term loan. The total revolving line of credit is now $300,000 and the total outstanding term loan is now $200,000. The Company also increased the accordion feature to $800,000. In all material respects, the terms and conditions of the loan agreements remained unchanged.

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “strategy,” “plan,” “seek,” “sustain,”
“tailor,” “position,” “potential,” “likely,” “maintain,” “expand,” “continue,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, amount and timing of anticipated future cash distributions, estimated per share value of the Company’s common stock and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2013. These factors include, but are not limited to: market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including in the lodging industry, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company’s ability to close certain sale transactions and obtain the related proceeds; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
We continue to execute our long-term portfolio strategy by focusing our investments in three specific real estate asset classes - retail, lodging and student housing. We believe these asset groups presents the best opportunity to capitalize on current market trends in commercial real estate and realize income growth in these sectors. We believe that a key outcome of our strategy will be an opportunity to explore multiple liquidity events by segment.
Also part of our strategy is to improve the overall quality of our retail, lodging and student housing segments for long-term growth through selective asset acquisition and sales. We continue to use our expertise to capitalize on opportunities in the real estate industry. We believe our capacity to identify and react to investment opportunities is one of our biggest strengths. This strategy will take time, but our focus has been, and will continue to be, maximizing stockholder value over the long-term.
During the execution of our strategy, we will focus on maintaining a stable income stream to provide a sustainable monthly distribution to our stockholders.
Our three objectives in the execution of our strategy are:

•	Sustaining a monthly stockholder distribution while maintaining capital preservation;

•	Tailoring our portfolio to lodging, student housing and retail by expanding and enhancing these growth portfolios; and

•	Positioning for stockholder liquidity through multiple liquidity events by segment type.

During the nine months ended September 30, 2013, we maintained a sustainable distribution rate funded by our cash operations, distributions from unconsolidated entities and gains on sales of properties. We continued to focus on growing our retail, lodging and student housing portfolios by driving performance in our same stores properties and investing in new assets that we believe will enhance each portfolio's long term value. We also continued disposing of assets we determined less strategic and reinvesting the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns. For our existing portfolio, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.
On a consolidated basis, essentially all of our revenues and cash flows from operations for the nine months ended September 30, 2013 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

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
During 2013, we executed on our strategy of disposing less strategic assets. Through September 30, 2013, we disposed of 56 net lease assets, a conventional multi-family portfolio consisting of 14 assets, a significant number of retail bank branches as well as a 1.5 million square feet office building. Additionally, we have classified 225 net lease assets as held for sale as of September 30, 2013, in which we disposed one of those assets on October 7, 2013. This disposition activity could cause us to experience dilution in our operating performance until such time as we reinvest the cash proceeds from dispositions in other properties, pay down our debt or repurchase our shares.
Through September 30, 2013, we have actively recycled the sale proceeds from recent and anticipated dispositions into acquisitions of multi-tenant retail, lodging, and student housing properties as well as repaid debt. We acquired fifteen properties, consisting of four multi-tenant retail, eight lodging, and three student housing properties, for approximately $832 million and paid down $800.9 million in mortgage debt. We plan to continue to recycle sale proceeds into our strategic asset segments with anticipated acquisitions later in 2013 and in 2014.
We have seen increased total segment and same store operating performance in our lodging and student housing segments during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The lodging industry has had positive growth in 2013 compared to 2012 and we believe it will continue through the end of 2013. We acquired eight lodging properties through September 30, 2013 and anticipate acquiring additional lodging properties during the fourth quarter of 2013. We expect to benefit from the industry growth in revenue per available room and average daily rates and obtain increased operating performance for our lodging segment. We experienced an increase in operating performance due to student housing acquisitions. We acquired three student housing properties and placed one student housing property in service through September 30, 2013, We continue to have high occupancy and rental rates for our student housing same store portfolio. We have seen a slight decrease in our retail segment due to lower rates and occupancy. We expect the retail segment to remain flat or slightly decrease through the end of 2013. The non-core portfolio is expected to maintain high occupancy and have limited lease rollover in the next three years, but re-leasing could be at slightly lower rental rates than the non-core portfolio's existing rental rates. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2013 and 2014. We believe we will maintain our cash distribution in 2013 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.
Company Highlights for the nine months ended September 30, 2013
Distributions
We have paid monthly cash distributions to our stockholders which totaled in the aggregate $336.0 million for the nine months ended September 30, 2013, which was equal to $0.50 per share on an annualized basis, assuming that a share was outstanding the entire year. The distributions paid for the nine months ended September 30, 2013 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties.
Investing Activities
Our acquisition and disposition activities for the nine months ended September 30, 2013 highlight our move to divest of non- strategic assets and redeploy the capital into our long-term strategic segments, lodging, multi-tenant retail and student housing. We acquired three luxury lodging properties for $168 million, four upper upscale lodging properties for $330.5 million, one upscale lodging property for $80 million, and three student housing properties for $161.1 million. In addition, we acquired four multi-tenant retail properties for $92.3 million. As part of our strategy to realign our asset segments with higher performing assets, we sold 304 properties for a gross disposition price of $1,815.9 million, including 258 bank branches, three retail properties, ten office properties, three lodging properties, fifteen industrial properties, and fifteen multi-family properties. Additionally, we contributed 14 retail properties, including one of the properties we acquired this year, to the IAGM Retail Fund I, LLC joint venture for a gross disposition price of $443.7 million.
On August 8, 2013, we entered into a purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. Excluding the “kicked out” properties, the transaction is valued at approximately $2.1 billion. As of September 30, 2013, we closed on the first tranche of the net lease portfolio consisting of 56 properties for a disposition price of $602.5 million. The remaining 225 properties are expected to be sold at a gain through multiple closings during the last quarter of 2013 and the first half of 2014. We have classified the remaining properties as held for sale on the consolidated balance sheet as of September 30, 2013 and consequently the operations are reflected as discontinued operations on the consolidated statements of operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012.
Financing Activities
We successfully refinanced approximately $800.9 million of our 2013 maturities and placed debt of approximately $656 million on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. Additionally, we obtained a senior unsecured credit facility consisting of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. The credit facility requires monthly interest-only payments at a rate of LIBOR plus a margin ranging from 1.60% to 2.45% on the outstanding balance of the revolver depending on leverage levels, and at a rate of LIBOR plus a margin ranging from 1.50% to 2.45% on the outstanding balance of the term loan depending on leverage levels. As of September 30, 2013, we had $200 million available under the revolving line of credit and had borrowed the full amount of the term loan. As of September 30, 2013, the interest rate for the term loan was 2.00%. The facility will assist us in bridging the proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets.
As of September 30, 2013, we had mortgage debt of approximately $4.7 billion and have a weighted average interest rate of 5.13% per annum. Our debt maturities remaining for 2013 are $82.0 million. This debt bears interest at a weighted average interest rate of 6.41% per annum.
Operating Results
We experienced an increase in net operating income due to organic growth in our lodging segment as our same store net operating income results increased $11.8 million or 8.6% and due to a total segment increase of $10.3 million or 79.0% in our student housing segment from the nine months ended September 30, 2012 to 2013. These increases are due to high occupancy and increases in RevPAR and rental rates, in the lodging and student housing segments, respectively. Additionally, the three luxury, eleven upper-upscale, and one upscale lodging properties we have acquired since January 1, 2012 have contributed

$47.0 million million in lodging net operating income for the nine months ended September 30, 2013. Our retail segment remained stable with high occupancy rates and contractual rental rates. Our non-core segment's net operating income decreased from prior year due to a decline in occupancy.

The following table represents our same store net operating income (in thousands) for the nine months ended September 30, 2013. Net operating income is calculated in our segment reporting.

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase (decrease)	Increase (decrease)	Average Occupancy for the nine months ended September 30, 2013	Average Occupancy for the nine months ended September 30, 2012
Retail	$138,140	$138,018	$122	0.1%	92%	92%
Lodging	149,127	137,338	11,789	8.6%	74%	74%
Student Housing	11,049	10,528	521	4.9%	91%	91%
Non-core	58,460	61,627	(3,167)	(5.1)%	86%	90%
	$298,316	$285,884	$12,432	4.3%

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three and nine months ended September 30, 2013 and 2012. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012
Net income (loss) attributable to Company	$237,533	$(17,576)	$209,265	(65,771)
Net income (loss) per common share, basic and diluted	$0.26	$(0.02)	$0.23	(0.07)
For the three and nine months ended September 30, 2013, we had net income of $237,533 and $209,265, respectively, and for the three and nine months ended September 30, 2012, we had a net loss of $17,576 and $65,771, respectively. The change from a net loss to net income was primarily due to our sales of 81 and 304 properties for the three and nine months ended September 30, 2013, in which we realized a gain on the sale of properties of $281,216 and $400,938, respectively. We also experienced a total segment increase of $13,075 and $45,046 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, in net operating income as a result of same store growth in our lodging segment and from a full nine months of operations related to our acquisitions in our lodging and student housing segments in 2012. Additionally, for the three months ended September 30, 2013, provision for asset impairment decreased by $7,073 compared to the same period in 2012. For the nine months ended September 30, 2013, provision for asset impairment increased by $174,528 compared to the same period in 2012.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three months ended		2013 Increase (decrease) from 2012	Nine months ended		2013 Increase (decrease) from 2012
	September 30			September 30
	2013	2012		2013	2012
Income:
Rental income	$92,826	$89,890	$2,936	$279,653	$265,383	$14,270
Tenant recovery income	17,129	20,008	(2,879)	54,570	58,186	(3,616)
Other property income	2,165	1,672	493	5,662	4,745	917
Lodging income	217,927	179,662	38,265	622,618	507,932	114,686
Operating Expenses:
Property operating expenses	$22,099	$21,130	$969	$64,016	$60,126	$3,890
Lodging operating expenses	141,025	117,950	23,075	401,109	329,223	71,886
Real estate taxes	21,590	19,894	1,696	65,383	59,948	5,435
Provision for asset impairment	39,942	47,015	(7,073)	228,370	53,842	174,528
General and administrative expenses	14,296	9,112	5,184	37,233	27,418	9,815
Business management fee	9,648	9,989	(341)	29,127	29,982	(855)
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

•
Total property income (excluding lodging) increased $550 and $11,571 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases were both driven by the the increase in our student housing segment as a result of the full nine months of operations in 2013 for four student housing properties purchased and place in service in late 2012. The total increase was offset by decrease in our retail segment due to the contribution of fourteen properties into the IAGM Retail Fund I, LLC joint venture. The full quarter and nine months of operations are reflected in the three and nine months ended September 30, 2012, whereas the 2013 operating results for these fourteen properties are only include through the contribution date of April 17,2013.

•
We saw increases in property operating expenses of $969 and $3,890 as well as increases in real estate taxes of $1,696 and $5,435 for the three and nine months ended September 30, 2013, compared to 2012, respectively. The increase operating expenses is due to the acquisition of the retail and student housing properties in late 2012 and 2013. In additional, the real estate tax expense is a result of a slight increase across our portfolio as well the acquisition of seven lodging properties in 2012. As we continue to purchase properties in more urban infill locations that have higher values,we expect our real estate taxes correspondingly increase.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging net operating income increased $14,260 and $39,796 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 as a result of including a full nine months of operations in 2013 related to the seven hotels we acquired in 2012. These hotels were all of the upper-upscale or higher designation, which generate higher average daily rates and operating expenses than their lower-tier counterparts. Same store net operating income increased $6,086 or 11.4% and $11,789 or 8.6% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 due to an increase in average daily rates.

Provision for Asset Impairment

•
For the three and nine months ended September 30, 2013, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As part of our analysis, we identified one property, a large single tenant office property, in which we were exploring a potential disposition. After we began exploring a potential sale of the property, we became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, we analyzed various leasing and sale scenarios for the single tenant property. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. As a result, we recorded a provision for asset impairment of $147,480 during the second quarter 2013. Overall, for the three and nine months ended September 30, 2013, we recorded a provision for asset impairment of $39,942 and $228,370, respectively, to reduce the book value of certain of our investment properties to their fair values. The impairment was recorded to multiple properties in which we identified that may have a reduction in the expected holding period. For the nine months ended September 30, 2012, we impaired certain properties of which twenty were subsequently disposed and the respective impairment charge of $13,046 is included in discontinued operations. Seven of the properties previously impaired by $53,842 remain in continuing operations on the consolidated statements of operations.

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

•	We incurred a business management fee of $29,127 and $29,982, which is equal to 0.28%, and 0.26% of average invested assets for the nine months ended September 30, 2013 and 2012, respectively.

•
The increase in general and administrative expense for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was a result of increased legal costs, increased consulting and professional fees due to our large disposition transactions and the execution of our portfolio strategy, as well as increased salary expenses resulting from additional personnel, which is reimbursed to the business manager.

Non-Operating Income and Expenses:

	Three months ended		2013 Increase (decrease) from 2012	Nine months ended		2013 Increase (decrease) from 2012
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Non-operating income and expenses:
Interest and dividend income	$4,568	$6,130	$(1,562)	$14,761	$17,043	$(2,282)
Other income (loss)	1,058	(405)	1,463	14,391	1,039	13,352
Interest expense	(52,703)	(54,046)	(1,343)	(161,665)	(157,446)	4,219
Equity in earnings of unconsolidated entities	3,000	291	2,709	11,044	2,807	8,237
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(5,471)	(1,556)	(3,915)	(6,039)	(5,756)	(283)
Realized gain, (loss) and (impairment) on securities, net	14,222	4,398	9,824	31,866	3,376	28,490
Net income from discontinued operations	271,683	51,365	220,318	408,166	48,749	359,417

Other Income

•
Other income increased $1,463 and $13,352 for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase in other income was primarily due to the contribution of 14 multi-tenant retail properties into the IAGM Retail Fund I, LLC joint venture. We have an equity interest in the IAGM Retail Fund I, LLC joint venture; therefore we have a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale of $12,783 for the nine months ended September 30, 2013, and the activity related to the disposed properties remain in continuing operations on the consolidated statements of operations and other comprehensive income.

Equity in Earnings of Unconsolidated Entities

•
For the three and nine months ended September 30, 2013, the equity in earnings of unconsolidated entities of $3,000 and $11,044, respectively, was primarily a result of a $9,125 gain from our share of property sales and debt extinguishment in two unconsolidated entities. For the three and nine months ended September 30, 2012, the equity in earnings of unconsolidated entities of $291 and $2,807, respectively, were due to normal operations.

Realized Gain, (Loss) and (Impairment) on Securities, net

•
For the three and nine months ended September 30, 2013, we sold various securities for a net realized gain of $14,222 and $31,866, respectively. For the three and nine months ended September 30, 2012, we sold various securities for a net realized gain of $4,398 and $3,376 and recognized an impairment of $0 and $1,899 on one security, respectively.

Discontinued Operations

•
During the nine months ended September 30, 2013 and 2012, we disposed of 304 and 86 properties, respectively. In addition, 225 properties are considered held for sale as of September 30, 2013 and are treated as discontinued operations. The activity for those properties is shown as income (loss) from discontinued operations of $408,166 and $48,749 for the nine months ended September 30, 2013 and 2012, respectively. The income for the nine months ended September 30, 2013 was due to a gain on sale of properties of $400,938. The income for the nine months ended September 30, 2012 included a gain on sale of properties of $27,610. The income from discontinued operations included a provision for asset impairment of $1,116 and $13,046 for the nine months ended September 30, 2013 and 2012, respectively.

Segment Reporting

Our long-term portfolio strategy is to focus on three asset classes - retail, lodging, and student housing. During the three months ended September 30, 2013, we executed on this strategy by disposing of 80 non-strategic assets as well as classifying 225 non-strategic assets as held for sale.  Therefore, as of September 30, 2013, we restated our business segments to: Retail, Lodging, Student Housing, and Non-core.  Net operating income for the three and nine months ended September 30, 2012 have been restated to reflect the change in business segments. All non-strategic assets have been included in the non-core segment. The non-core segment includes office properties, industrial properties, bank branches, retail single tenant properties, and conventional multi-family properties. We have concentrated our efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We evaluate segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 246 and 239 of our investment properties satisfied the criteria of being owned for the three and nine months ended September 30, 2013 and 2012, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to isolate the impact of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three and nine months ended September 30, 2013 and 2012, respectively. The rental rates reflected in retail, student housing, and non-core segments are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. For the three and nine months ended September 30, 2013, the costs associated with leasing space were not material. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
Retail Segment
Our retail segment net operating income on a same store basis remained stable for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 with a slight decrease of $517, down to $46,273 from $46,790 for the three months ended and with an increase of $122, up to $138,140 from $138,018 for the nine months ended. On a total segment basis, we saw a decrease in total net operating income of $5,092 or 9.7% for the three months ended September 30, 2013 compared to 2012 and a decrease of $4,560 or 2.9% for the nine months ended September 30, 2013 compared to 2012. This was a result of the 14 properties we contributed to the IAGM Retail Fund I, LLC joint venture. For the three and nine months ended September 30, 2012, a full year of operations is included in net operating income, whereas for the three and nine months ended September 30, 2013, only operations through the disposition date in early April 2013 are included in net operating income.
Same store average economic occupancy remained consistent at 92% and 92% for both the three and nine months ended September 30, 2013 and 2012, respectively.
We have staggered lease expirations and expect manageable lease rollover. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages about 9%. We believe this is a manageable percentage of lease rollover.
Our retail segment now consists solely of multi-tenant retail properties in order to present information consistent with our long-term portfolio investment strategy. Fundamentals in the retail segment are slowly improving. With limited new development and construction, we have a positive view of this segment long-term. Our retail portfolio strategy is to focus our capital in favorable demographic and geographic locations where rental and net operating income growth is expected. For current properties in the portfolio, we continue to maintain our expense controls and our successful property marketing programs and enhance current tenant relationships. We focus on new consumer trends and reevaluate tenant synergy as leases mature to guarantee proper tenant diversity at our properties.

	Total Retail Properties
	As of September 30
	2013	2012
Physical occupancy	91%	92%
Economic occupancy	92%	92%
Rent per square foot	$13.59	$13.34
Investment in properties, before depreciation	$2,690,242	$2,970,857

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2013	119	522,739	$5,110	3.3%	2.4%	$9.78
2014	253	1,223,656	17,982	7.8%	8.6%	14.70
2015	340	2,296,936	28,627	14.7%	13.6%	12.46
2016	307	1,753,044	25,055	11.2%	11.9%	14.29
2017	350	1,817,427	31,124	11.6%	14.8%	17.13
2018	267	1,809,238	26,645	11.6%	12.7%	14.73
2019	126	1,886,185	22,437	12.1%	10.7%	11.90
2020	53	806,451	10,778	5.2%	5.1%	13.36
2021	46	483,239	6,434	3.1%	3.1%	13.31
2022	44	769,849	9,773	4.9%	4.6%	12.70
Thereafter	122	2,271,853	26,339	14.5%	12.5%	11.59
	2,027	15,640,617	$210,303	100%	100%	$13.45

Comparison of three months ended September 30, 2013 and 2012
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to July 1, 2012. The properties in the same store portfolio were owned for the entire three months ended September 30, 2013 and 2012. Activity in the non-same store column for the three months ended September 30, 2012 relates to those properties contributed to the IAGM joint venture.

Retail	For the three months ended September 30, 2013			For the three months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$50,633	$1,225	$51,858	$51,292	$6,266	$57,558	$(659)	(1.3)%	$(5,700)	(9.9)%
Straight line adjustment	931	121	1,052	745	108	853	186	25.0%	199	23.3%
Tenant recovery income	15,404	(15)	15,389	16,021	1,982	18,003	(617)	(3.9)%	(2,614)	(14.5)%
Other property income	1,051	231	1,282	859	30	889	192	22.4%	393	44.2%
Total revenues	68,019	1,562	69,581	68,917	8,386	77,303	(898)	(1.3)%	(7,722)	(10.0)%
Expenses:
Property operating expenses	12,056	339	12,395	13,312	1,524	14,836	1,256	9.4%	2,441	16.5%
Real estate taxes	9,690	145	9,835	8,815	1,209	10,024	(875)	(9.9)%	189	1.9%
Total operating expenses	21,746	484	22,230	22,127	2,733	24,860	381	1.7%	2,630	10.6%
Net operating income	$46,273	$1,078	$47,351	$46,790	$5,653	$52,443	$(517)	(1.1)%	$(5,092)	(9.7)%

Average occupancy for the period	92%	N/A	92%	92%	N/A	92%
Number of Properties	118	3	121	118	—	118

Comparison of nine months ended September 30, 2013 and 2012
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2013 and 2012. Activity in the non-same store column for the nine months ended September 30, 2012 includes those properties contributed to the IAGM joint venture.

Retail	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	151,575	13,438	165,013	152,852	19,076	171,928	(1,277)	(0.8)%	(6,915)	(4.0)%
Straight line adjustment	3,322	1,088	4,410	2,888	735	3,623	434	15.0%	787	21.7%
Tenant recovery income	45,671	3,904	49,575	45,885	5,976	51,861	(214)	(0.5)%	(2,286)	(4.4)%
Other property income	3,051	184	3,235	1,932	80	2,012	1,119	57.9%	1,223	60.8%
Total revenues	$203,619	$18,614	$222,233	$203,557	$25,867	$229,424	$62	0.0%	$(7,191)	(3.1)%

Expenses:
Property operating expenses	36,624	2,935	39,559	38,335	4,534	42,869	1,711	4.5%	3,310	7.7%
Real estate taxes	28,855	2,447	31,302	27,204	3,419	30,623	(1,651)	(6.1)%	(679)	(2.2)%
Total operating expenses	65,479	5,382	70,861	65,539	7,953	73,492	60	0.1%	2,631	3.6%
Net operating income	$138,140	$13,232	$151,372	$138,018	$17,914	$155,932	$122	0.1%	$(4,560)	(2.9)%

Average occupancy for the period	92%	N/A	92%	92%	N/A	92%
Number of Properties	116	5	121	116	2	118
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
On a same store basis, net operating income increased 11.4% and 8.6% for the three and nine months ended September 30, 2013 to 2012 from $53,553 to $59,639 and $137,338 to $149,127, respectively. This was a result of increased RevPar of $99 to $105 for the three months ended and $96 to $101 for the nine months ended September 30, 2013 and 2012. The increase in RevPar was driven by higher room rates. Also, ADR increased from $131 to $138 for the three months ended and from $130 to $136 for the nine months ended, as occupancy remained consistent for the periods. On a total segment basis, lodging's net operating income increased $14,260 or 26.3% and $39,796 or 25.4% when comparing the three and nine months ended September 30, 2013, respectively, to the same periods in 2012. The large increase in net operating income was a result of a full nine months of operations related to our six hotel acquisitions in 2012 and eight hotel acquisitions in 2013, which were all in the luxury, upper-upscale, or upscale designation. These hotels contributed to the total segment increase in RevPar of $97 to $105 and ADR of $132 to $141 for the nine months ended September 30, 2012 to 2013.
Our lodging portfolio was presented with certain challenges in select markets related to slowing government business although this was partially offset by strong business and leisure travel. Due to our diverse hotel portfolio, we continued to outperform the total U.S. market as measured by RevPAR growth, and maximize average daily rate, which is the catalyst to our portfolio profitability.  We expect that supply growth will remain below historical levels for the next several years which we believe will support the fundamentals for the lodging segment. Consistent with prior quarters, the increase in our same store growth and the acquisitions of high end lodging properties supports our long-term investment portfolio strategy.

	Total Lodging Properties
	As of September 30
	2013	2012
Revenue per available room	$105	$97
Average daily rate	$141	$132
Occupancy	74%	74%
Investment in properties, before depreciation	$3,851,577	$3,158,800

Comparison of three months ended September 30, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to July 1, 2012. The properties in the same store portfolio were owned for the entire three months ended September 30, 2013 and 2012.

Lodging	For the three months ended September 30, 2013			For the three months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$189,259	$28,668	$217,927	$177,964	$1,698	$179,662	$11,295	6.3%	$38,265	21.3%
Expenses:
Lodging operating expenses	122,034	18,991	141,025	116,844	1,106	117,950	(5,190)	(4.4)%	(23,075)	(19.6)%
Real estate taxes	7,586	937	8,523	7,567	26	7,593	(19)	(0.3)%	(930)	(12.2)%
Total operating expenses	129,620	19,928	149,548	124,411	1,132	125,543	(5,209)	(4.2)%	(24,005)	(19.1)%
Net operating income	$59,639	$8,740	$68,379	$53,553	$566	$54,119	$6,086	11.4%	$14,260	26.3%

Average occupancy for the period	76%	N/A	77%	75%	N/A	75%
Number of properties	83	10	93	83	1	84
Room Rev Par	$105	N/A	$108	$99	N/A	$99
Average Daily Rate	$138	N/A	$141	$131	N/A	$132

Comparison of nine months ended September 30, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2013 and 2012.

Lodging	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$453,133	$169,485	$622,618	$432,427	$75,505	$507,932	$20,709	4.8%	$114,686	22.6%
Expenses:
Lodging operating expenses	$283,530	$117,579	$401,110	$274,921	$54,301	$329,222	$(8,609)	(3.1)%	$(71,888)	(21.8)%
Real estate taxes	20,479	4,856	25,335	20,168	2,165	22,333	(311)	(1.5)%	(3,002)	(13.4)%
Total operating expenses	$304,009	$122,436	$426,445	$295,089	$56,466	$351,555	$(8,920)	(3.0)%	$(74,890)	(21.3)%
Net operating income	$149,127	$47,046	$196,173	$137,338	$19,039	$156,377	$11,789	8.6%	$39,796	25.4%

Average occupancy for the period	74%	N/A	74%	74%	N/A	74%
Number of properties	78	15	93	78	6	84
Room Rev Par	$101	N/A	$105	$96	N/A	$97
Average Daily Rate	$136	N/A	$141	$130	N/A	$132
Student Housing Segment
Our student housing segment continues to perform well as net operating income increased $3,034 or 58.7% and $10,274 or 79.0% on a total segment basis for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase was primarily driven by additional properties in our portfolio. We purchased two and placed in service two student housing properties in late 2012. In 2013, we purchased one property in the first quarter and two in the third quarter. Additionally, we placed in service one property in the second quarter, for a total of four student housing properties purchased or placed in service in 2013. Same store net operating income increased $218 or 6.9% and $521 or 4.9% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to fuller leasing periods from a complete nine months of operations for the properties acquired in 2012 as well as higher rents commanded by properties acquired in early 2013 open for the fall leasing season.
Our student housing segment was formerly a part of the historical multi-family segment. It is now being presented as its own segment consistent with our long-term portfolio strategy. We continue to focus on growing our student housing portfolio through property acquisitions and development. Our rental rates in student housing rose significantly in 2013 compared to 2012 due to favorable market conditions as well as the addition of new properties.

	Total Student Housing Properties
	As of September 30
	2013	2012
Economic occupancy	91%	93%
End of month scheduled rent per student housing bed per month	$725	$674
Investment in properties, before depreciation	$709,652	$326,649

Comparison of three months ended September 30, 2013 and 2012
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to July 1, 2012. The properties in the same store portfolio were owned for the three months ended September 30, 2013 and 2012.

Student Housing	For the three months ended September 30, 2013			For the three months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$6,639	$8,394	$15,033	$6,262	$1,744	$8,006	$377	6.0%	$7,027	87.8%
Straight line adjustment	34	120	154	35	(2)	33	(1)	(2.9)%	121	366.7%
Tenant recovery income	112	4	116	100	—	100	12	12.0%	16	16.0%
Other property income	435	333	768	364	243	607	71	19.5%	161	26.5%
Total revenues	7,220	8,851	16,071	6,761	1,985	8,746	459	6.8%	7,325	83.8%
Expenses:
Property operating expenses	3,368	3,126	6,494	3,155	(43)	3,112	(213)	(6.8)%	(3,382)	(108.7)%
Real estate taxes	486	889	1,375	458	8	466	(28)	(6.1)%	(909)	(195.1)%
Total operating expenses	3,854	4,015	7,869	3,613	(35)	3,578	(241)	(6.7)%	(4,291)	(119.9)%
Net operating income	$3,366	$4,836	$8,202	$3,148	$2,020	$5,168	$218	6.9%	$3,034	58.7%

Average occupancy for the period	88%	N/A	82%	86%	N/A	85%
Number of Properties	6	8	14	6	2	8

Comparison of nine months ended September 30, 2013 and 2012
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the nine months ended September 30, 2013 and 2012.

Student Housing	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$19,513	$18,879	$38,392	$18,849	$1,744	$20,593	$664	3.5%	$17,799	86.4%
Straight line adjustment	104	112	216	114	(10)	104	(10)	(8.8)%	112	107.7%
Tenant recovery income	346	8	354	327	—	327	19	5.8%	27	8.3%
Other property income	1,174	835	2,009	1,113	360	1,473	61	5.5%	536	36.4%
Total revenues	21,137	19,834	40,971	20,403	2,094	22,497	734	3.6%	18,474	82.1%
Expenses:
Property operating expenses	8,616	5,619	14,235	8,461	(400)	8,061	(155)	(1.8)%	(6,174)	(76.6)%
Real estate taxes	1,472	1,977	3,449	1,414	9	1,423	(58)	(4.1)%	(2,026)	(142.4)%
Total operating expenses	10,088	7,596	17,684	9,875	(391)	9,484	(213)	(2.2)%	(8,200)	(86.5)%
Net operating income	$11,049	$12,238	$23,287	$10,528	$2,485	$13,013	$521	4.9%	$10,274	79.0%

Average occupancy for the period	91%	N/A	84%	91%	N/A	88%
Number of Properties	6	8	14	6	2	8

Non-core Segments

We are executing our long-term portfolio strategy by focusing on three specific real estate asset classes - retail, lodging and student housing. The remaining assets outside of these asset classes are grouped together in the non-core segment. Our non-core segment consists of 14 industrial properties, 12 office properties, eight bank branches, four single tenant retail properties, and two conventional apartment buildings. The segment consists of a diverse portfolio of assets, each with difference performance goals. We continue to focus on long term value for the individual assets in the non-core segment.
Our non-core same store net operating income decreased slightly by $866 or 4.2% and $3,167 or 5.1% when comparing the three and nine months ended September 30, 2013 and 2012. This was primarily driven by various tenants re-leasing in smaller spaces and at lower rates for two multi-tenant office properties.
Our non-core properties' economic occupancy rates decreased from 90% to 86% for the nine months ended September 30, 2012 to 2013. The percentage of leases expiring each year over the next ten years, as a percentage of annualized rent, averages approximately 9%. The large gross leasable area expiring in 2016 relates to the space currently leased by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market.

	Total Non-core Properties
	As of September 30
	2013	2012
Physical occupancy	86%	89%
Economic occupancy	86%	90%
Base rent per square foot	$15.85	$15.91
End of month scheduled rent per conventional unit per month	$786	$721
Investment in properties, before depreciation	$956,989	$1,166,206

The following table represents lease expirations for the non-core segments, exclusive of multi-family lease activity:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2013	4	178,716	$2,771	3.3%	3.3%	$15.50
2014	7	629,513	4,836	11.7%	5.7%	7.68
2015	6	57,224	1,472	1.1%	1.7%	25.73
2016	8	2,174,340	33,047	40.6%	38.8%	15.20
2017	6	153,950	3,924	2.9%	4.6%	25.49
2018	10	357,199	7,970	6.7%	9.4%	22.31
2019	4	297,249	5,292	5.5%	6.2%	17.80
2020	3	324,335	10,449	6.1%	12.3%	32.22
2021	1	209,184	3,172	3.9%	3.7%	15.16
2022	3	56,086	1,272	1.0%	1.5%	22.68
Thereafter	13	921,225	10,935	17.2%	12.8%	11.87
	65	5,359,021	$85,142	100%	100%	$15.89

Comparison of three months ended September 30, 2013 and 2012
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to July 1, 2012. The properties in the same store segment were owned for the three months ended September 30, 2013 and 2012.

Non-core	For the three months ended September 30, 2013			For the three months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$22,554	$1,350	$23,904	$23,091	$—	$23,091	$(537)	(2.3)%	$813	3.5%
Straight line adjustment	(50)	875	825	349	—	349	(399)	(114)%	476	136%
Tenant recovery income	1,524	100	1,624	1,905	—	1,905	(381)	(20.0)%	(281)	(14.8)%
Other property income	64	51	115	176	—	176	(112)	(63.6)%	(61)	(34.7)%
Total revenues	24,092	2,376	26,468	25,521	—	25,521	(1,429)	(5.6)%	947	3.7%
Expenses:
Property operating expenses	2,847	364	3,211	3,182	—	3,182	335	10.5%	(29)	(0.9)%
Real estate taxes	1,583	273	1,856	1,811	—	1,811	228	12.6%	(45)	(2.5)%
Total operating expenses	4,430	637	5,067	4,993	—	4,993	563	11.3%	(74)	(1.5)%
Net operating income	$19,662	$1,739	$21,401	$20,528	$—	$20,528	$(866)	(4.2)%	$873	4.3%

Average occupancy for the period	86%	N/A	86%	90%	N/A	90%
Number of Properties	39	1	40	39	—	39

Comparison of nine months ended September 30, 2013 and 2012
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to January 1, 2012. The properties in the same store segment were owned for the nine months ended September 30, 2013 and 2012.

Non-core	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store Segment	Non-Same Store	Total Segment	Same Store Segment	Non-Same Store	Total Segment	Amount	%	Amount	%
Revenues:
Rental income	$68,181	$2,126	$70,307	$69,037	$—	$69,037	$(856)	(1.2)%	$1,270	1.8%
Straight line adjustment	(388)	1,703	1,315	98	—	98	(486)	(496)%	1,217	1,242%
Tenant recovery income	4,187	454	4,641	5,998	—	5,998	(1,811)	(30.2)%	(1,357)	(22.6)%
Other property income	271	147	418	1,260	—	1,260	(989)	(78.5)%	(842)	(66.8)%
Total revenues	72,251	4,430	76,681	76,393	—	76,393	(4,142)	(5.4)%	288	0.4%

Expenses:
Property operating expenses	9,256	965	10,221	9,197	—	9,197	(59)	(0.6)%	(1,024)	(11.1)%
Real estate taxes	4,535	762	5,297	5,569	—	5,569	1,034	18.6%	272	4.9%
Total operating expenses	13,791	1,727	15,518	14,766	—	14,766	975	6.6%	(752)	(5.1)%
Net operating income	$58,460	$2,703	$61,163	$61,627	$—	$61,627	$(3,167)	(5.1)%	$(464)	(0.8)%

Average occupancy for the period	86%	N/A	86%	90%	N/A	90%
Number of Properties	39	1	40	39	—	39

Developments

We have development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties and our equity. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail and student housing segments.
The properties under development and all amounts set forth below are as of September 30, 2013. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	SF / Units / Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American (c)	Note Payable as of Sept 30, 2013	Estimated Placed in Service Date (d) (e)
Woodbridge	Wylie, TX	Retail	519,745	$44,932	$69,019	—	$18,110	(f)
UH at Charlotte	Charlotte, NC	Student Housing	670 beds	7,156	49,533	13,477	1	Q3 2015
UH Tempe Phase II Development	Tempe, AZ	Student Housing	269 Beds	3	25,237	5,718	—	Q3 2015
UH @ Georgia Tech	Atlanta, GA	Student Housing	706 Beds	13,515	75,470	12,899	—	Q3 2015

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $34,388 relates to phases that have been placed in service as of September 30, 2013.

University House at Arena District, a 244 bed student housing property, is an unconsolidated entity which was placed in service from construction in progress in the third quarter 2013.
As part of our restructure of, and foreclosure of the properties securing, the Stan Thomas Properties note, we, as the secured lender, began overseeing certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. The current cost as reflected in construction in progress, excluding capitalized interest, of the Railyards property is $119,796 as of September 30, 2013.

Liquidity and Capital Resources
As of September 30, 2013, we had $383.8 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

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

Long Term Liquidity and Capital Resources
On a long term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the increased performance of our lodging and student housing segments as well as the repositioning of our retail and lodging properties will increase our operating cash flows. To assist us in managing the timing of the cash flow from disposing of non-strategic properties and acquiring retail, lodging and student housing properties, we have obtained a senior unsecured credit facility consisting of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. Upon closing the credit agreement, we borrowed the full amount of the term loan. As of September 30, 2013, we had $200 million available under the revolving line of credit.
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
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2013 to September 30, 2013 totaling $336.6 million or $0.50 per share on an annualized basis, including amounts reinvested through the distribution reinvestment plan. For the nine months ended September 30, 2013, we paid cash distributions of $336.0 million. These cash distributions were paid with $325.7 million from our cash flow from operations, $15.3 million provided by distributions from unconsolidated entities, as well as $414.9 million from gain on sales of properties.
We continue to provide cash distributions to our stockholders from cash generated by our operations. The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash to pay distributions is cash flow provided by operating activities from our investments as presented in our cash flow statement. Distributions from unconsolidated entities is another source of cash that is generated from real estate operations. Gain on sales of properties relate to net profits from the sale of certain properties.

Our presentation below is not intended to be an alternative to our consolidated statements of cash flow and does not present all the sources and uses of our cash.

The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Nine Months Ended	Twelve months ended
	September 30, 2013	2012	2011	2010	2009	2008
Cash flow provided by operations	$325,655	$456,221	397,949	356,660	369,031	384,365
Distributions from unconsolidated entities	$15,315	$31,710	33,954	31,737	32,081	41,704
Gain on sales of properties (1)	414,923	$40,691	6,141	55,412	—	—
Distributions declared	$(336,649)	$(440,031)	(429,599)	(417,885)	(405,337)	(418,694)
Excess (deficiency)	$419,244	$88,591	8,445	25,924	(4,225)	7,375

	Three months ended	Three months ended	Three months ended	Nine Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Cash flow provided by operations	$94,063	$117,043	$114,549	$325,655
Distributions from unconsolidated entities	2,529	6,620	6,166	15,315
Gain on sales of properties (1)	23,909	109,028	281,986	414,923
Distributions declared	(111,569)	(112,212)	(112,868)	(336,649)
Excess (deficiency)	$8,932	$120,479	$289,833	$419,244

	Three months ended	Three months ended	Three months ended	Nine Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Cash flow provided by operations	$85,925	$156,846	$109,567	$352,338
Distributions from unconsolidated entities	3,093	6,342	17,763	27,198
Gain on sales of properties (1)	—	1,851	27,826	29,677
Distributions declared	(109,217)	(109,641)	(110,266)	(329,124)
Excess (deficiency)	$(20,199)	$55,398	$44,890	$80,089

(1) Excludes gains reflected on impaired values and excludes loss on transfer of assets. For the nine months ended September 30, 2013, includes gain on sale of properties of $12,783 recognized in other income on the consolidated statements of operations and other comprehensive income, for the contribution of properties to the IAGM Retail Fund I, LLC joint venture.
Our cash flow from operations in the first quarter and fourth quarter are typically lower than the second and third quarters of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. Our cash flow from operations was consistent with historical trends which typically generates higher revenue and operating income during second and third quarters. This disposition activity could cause us to experience dilution in our operating performance until such time as we reinvest the cash proceeds from dispositions in other properties, pay down our debt or repurchase our shares. For the nine months ended September 30, 2012, cash flow from operations included an increase in accrued interest expense payable of $22,100. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Nine months ended September 30,		Twelve months ended December 31,
	2013	2012	2012	2011	2010	2009	2008
Distributions declared	$336,650	329,124	$440,031	429,599	417,885	405,337	418,694
Distributions paid	$335,993	328,493	$439,188	428,650	416,935	411,797	405,925
Distributions reinvested	$136,619	144,972	$191,785	199,591	207,296	231,306	242,113

Acquisitions and Dispositions of Real Estate Investments
We acquired fifteen and eight properties during the nine months ended September 30, 2013 and 2012, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $783.6 million and $237.8 million for these acquisitions. During the nine months ended September 30, 2013, we sold 304 properties, including 258 bank branches, three retail properties, ten office properties, three lodging properties, fifteen industrial properties, and fifteen multi-family properties, generating net sales proceeds of $1,884.5 million. We also contributed 14 retail properties to the IAGM joint venture. Comparatively, during the nine months ended September 30, 2012, we sold 86 properties, including 64 bank branches, four retail properties, two industrial properties, three multi-family properties, and 13 lodging properties, generating net sales proceeds of $356.5 million.
Stock Offering
We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $6.93 per share. We are permitted to offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. We may also file a new registration statement to continue offering shares under the DRP. As of September 30, 2013, we had raised a total of approximately $8.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).
During the nine months ended September 30, 2013, we sold a total of 19.7 million shares and generated $136.6 million in gross offering proceeds under the DRP, as compared to 20.1 million shares and $145.0 million during the nine months ended September 30, 2012. Our average distribution reinvestment plan participation was 41% for the nine months ended September 30, 2013, compared to 44% for the nine months ended September 30, 2012.
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
For three months ended March 31, 2013, we received requests for the repurchase of 1.4 million shares of our common stock. Of these requests, we repurchased 1.4 million shares of common stock for $9.8 million in April 2013. There were no additional requests outstanding. For three months ended June 30, 2013, we received requests for the repurchase of 1.3 million shares of our common stock. Of these requests, we repurchased 1.3 million shares of common stock for $8.9 million in July 2013. There were no additional requests outstanding. For three months ended September 30, 2013, we received requests for the repurchase of 1.7 million shares of our common stock. Of these requests, we repurchased 1.7 million shares of common stock for $12 million in October 2013. There were no additional requests outstanding. The price per share for all shares repurchased was $6.93 and all repurchases were funded from proceeds from our distribution reinvestment plan.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the quarter ended March 31, 2013	1,420,440	1,420,440	$6.93	$9,844
For the quarter ended June 30, 2013	1,286,078	1,286,078	$6.93	$8,913
For the quarter ended September 30, 2013	1,731,356	1,731,356	$6.93	$11,998
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

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2013 (dollar amounts are stated in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$58,904	160,806	314,861	703,775	1,140,905	1,373,533	3,752,784
Variable rate debt (mortgage loans)	$23,100	315,276	245,830	78,136	78,233	195,400	935,975
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	7.28%	5.70%	5.59%	5.70%	5.73%	5.71%	5.73%
Variable rate debt (mortgage loans)	4.19%	2.77%	2.68%	2.84%	3.77%	2.16%	2.74%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $22.1 million, net of accumulated amortization, is outstanding as of September 30, 2013. Of the total outstanding debt for all years, approximately $300,702 is recourse to the Company.
As of September 30, 2013, we had approximately $82.0 million and $476.1 million in mortgage debt maturing in 2013 and 2014, respectively. We are currently negotiating refinancing the remaining 2013 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Continued volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

On May 8, 2013, we entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275 million. The credit facility consists of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. The line of credit is backed by a pool of unencumbered properties that needs to comply with certain covenants laid out in the credit agreement. The credit facility also contains an accordion feature that allows us to increase the aggregate availability thereunder to up to $600 million in certain circumstances. Upon closing, we borrowed the term loan of $75 million in full, and the proceeds were used to pay off existing debt which were at higher interest rates. As of September 30, 2013, we had not drawn on the revolving line of credit. The revolver bears interest at a rate equal to LIBOR plus a margin ranging from 1.60% to 2.45%, while the rate on the term loan is equal to LIBOR plus a margin ranging from 1.50% to 2.45%. As of September 30, 2013, the interest rate for the term loan was 2.00%. The facility will assist us in bridging the timing of proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets. As of September 30, 2013, we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. On November 5, 2013, we exercised the accordion feature and closed on a $100 million increase to our revolving line of credit and a $125 million increase to the term loan. Our total revolving line of credit is now $300 million and the total outstanding term loan is now $200 million. We also increased the accordion feature to $800 million.
Mortgage loans outstanding as of September 30, 2013 and December 31, 2012 were $4.7 billion and $5.9 billion, respectively, and had a weighted average interest rate of 5.13% and 5.10% per annum, respectively. For the nine months ended September 30, 2013 and 2012, we had a net pay down of $65.4 million and received net proceeds of $10.0 million, respectively, against our portfolio of marketable securities. For the nine months ended September 30, 2013 and 2012, we borrowed approximately $656.8 million and

$524.8 million, respectively, secured by mortgages on our properties and assumed $36.0 million and $180.0 million of debt at acquisition on the 2013 and 2012 property acquisitions, respectively.
Summary of Cash Flows

	Nine months ended September 30
	2013	2012
	(In thousands)
Cash provided by operating activities	$325,655	$352,338
Cash provided by (used in) investing activities	$1,092,542	$(27,887)
Cash used in financing activities	$(1,255,174)	$(212,109)
Increase in cash and cash equivalents	$163,023	$112,342
Cash and cash equivalents, at beginning of period	$220,779	$218,163
Cash and cash equivalents, at end of period	$383,802	$330,505
Cash provided by operating activities was $325.7 million and $352.3 million for the nine months ended September 30, 2013 and 2012, respectively, and was generated primarily from operating income from property operations and interest and dividends. While our lodging properties and recently disposed conventional multi family properties increased operating performance due to same store growth, as well as the lodging and student housing property acquisitions, the cash flows for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, decreased as a result of a timing adjustment. The nine months ended September 30, 2012, cash provided by operating activities included an increase in the accrued interest expenses payable of $22.1 million, which was a result of a one-time change in timing of debt service payments from 2011 to 2012.
Cash provided by investing activities was $1,092.5 million and used in investing activities was $27.9 million for the nine months ended September 30, 2013 and 2012, respectively. The cash provided by investing activities for the nine months ended September 30, 2013 was primarily due to the sale of 258 bank branches, three retail properties, three hotels, fifteen multi-family apartment properties, fifteen industrial properties and ten office properties, including our IDS property that is approximately 1.4 million square feet. The sales of these properties resulted in gains of $400.9 million. The dispositions were offset by the acquisition of eight hotels, three retail properties, and five student housing property. The cash used in investing activities from the nine months ended September 30, 2012 was primarily due to the acquisition of six hotels and two retail properties which was offset by the disposition of 86 assets.
Cash used in financing activities was $1,255.2 million and $212.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash used in financing activities from nine months ended September 30, 2013 and 2012 was primarily due to the payoff of almost $1.6 billion in mortgage debt, substantially from the disposition of more than three-hundred properties for the nine months ended September 30, 2013 compared to 2012. In addition, we had a net pay down on our margin securities debt of $65 million for the nine months ended September 30, 2013 compared to receiving proceeds from our margin of $10 million for the nine months ended September 30, 2012.
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

Joint Venture	Ownership %	Investment at September 30, 2013
Cobalt Industrial REIT II	36%	$85,485
D.R. Stephens Institutional Fund, LLC	90%	34,541
Brixmor/IA JV, LLC	(a)	80,843
IAGM Retail Fund I, LLC (b)	55%	92,010
Other Unconsolidated Entities	Various	13,563
		$306,442

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

(b)
On April 17, 2013, we entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. We initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, we contributed another multi-tenant retail property, South Frisco Village, for a gross disposition price of $34,350. We treated this disposition as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and other comprehensive income, since we have an equity interest in IAGM, and therefore we have continued ownership interest in the properties. We recognized a gain on sale of $12,783 for the nine months ended September 30, 2013, which is included in other income on the consolidated statements of operations and other comprehensive income, and recorded an equity investment basis adjustment of $15,625. We amortize the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

We are the managing member of IAGM, responsible for the day-to-day activities and earn fees for venture management, property management, leasing and other services provided to IAGM. We analyzed the joint venture agreement and determined that it was not a variable interest entity. We also considered PGGM's participating rights under the joint venture agreement and determined that PGGM has the ability to participate in major decisions, which equates to shared decision making ability. As such, we do not control IAGM. Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.

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

	As of September 30, 2013	As of December 31, 2012
Balance Sheet Data:
Total assets	$9,514,589	$10,759,884
Total debt, including debt associated with held for sale properties	$4,815,419	$6,006,146

	For the nine months ended
	September 30, 2013	September 30, 2012
Operating Data:
Total income	$962,503	$836,246
Total interest and dividend income	$14,761	$17,043
Net income (loss) attributable to Company	$209,265	$(65,771)
Net income (loss) per common share, basic and diluted	$0.23	$(0.07)
Common Stock Distributions:
Distributions declared to common stockholders	$336,649	$329,124
Distributions paid to common stockholders	$335,993	$328,493
Distributions per weighted average common share	$0.38	$0.38
Funds from Operations:
Funds from operations (a)	$350,521	$345,669
Cash Flow Data:
Cash flows provided by operating activities	$325,655	$352,338
Cash flows provided by (used in) investing activities	$1,092,542	$(27,887)
Cash flow used in financing activities	$(1,255,174)	$(212,109)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	897,300,455	877,280,730

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		For the nine months ended September 30
Funds from Operations:		2013	2012
	Net income (loss) attributable to Company	$209,265	$(65,771)
Add:	Depreciation and amortization related to investment properties	297,979	331,863
	Depreciation and amortization related to investment in unconsolidated entities	25,467	33,937
	Provision for asset impairment	228,370	53,842
	Provision for asset impairment included in discontinued operations	1,116	13,046
	Impairment of investment in unconsolidated entities	6,532	4,200
	Impairment reflected in equity in earnings of unconsolidated entities	—	470
	Gain on sale of property reflected in net income attributed to noncontrolling interest	—	4,601
	Loss from sales of investment in unconsolidated entity	—	1,556

Less:	Gains (losses) from property sales and transfer of assets (1)	414,923	29,677
	Gains from property sales reflected in equity in earnings of unconsolidated entities	2,792	2,398
	Gain from sale of investment in unconsolidated entities	493	—
	Funds from operations	$350,521	345,669

(1) Includes gain on sale of properties of $12,783 recognized in other income on the consolidated statements of operations and other comprehensive income, for the contribution of properties to the IAGM Retail Fund I, LLC joint venture for the nine months ended September 30, 2013.
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	For the nine months ended September 30
	2013	2012
Impairment on securities	$—	$1,899
Loss on extinguishment of debt	18,984	238
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	(5,709)	(2,418)
Straight-line rental income	(7,073)	(8,557)
Amortization of above/below market leases	(2,234)	(1,622)
Amortization of mark to market debt discounts	4,608	4,807
Acquisition costs	1,581	1,510
Subsequent Events
We sold United Healthcare Green Bay on October 7, 2013 for $67.2 million. The property was classified as held for sale as of September 30, 2013.

We purchased five hotels consisting of 997 rooms for $308,750 subsequent to September 30, 2013.

On October 30, 2013, we further amended our agreements with the property managers to change the date by which a termination notice must be delivered in order to prevent the automatic renewal of the agreements. The new termination notice deadline for each agreement is November 30, 2013. Prior to executing the latest amendment, the termination notice deadline for each agreement was October 31, 2013. The amendment also changes the termination date for each of the agreements from
February 28, 2014 to March 31, 2014. In all material respects, the terms and conditions of each agreement remained unchanged.

On November 5, 2013, we closed on a $100 million increase to our revolving line of credit and a $125 million increase to the term loan. Our total revolving line of credit is now $300 million and the total outstanding term loan is now $200 million. We also increased the accordion feature to $800 million. In all material respects, the terms and conditions of the loan agreements remained unchanged.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of September 30, 2013 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $10.1 million. If market rates of interest on all of the floating rate debt as of September 30, 2013 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $10.1 million.
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
The following table summarizes interest rate swap contracts outstanding as of September 30, 2013 and December 31, 2012:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of September 30, 2013	Fair Value as of December 31, 2012
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	N/A	$—	$(243)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	N/A	—	(68)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	(1)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	—
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	$55,899	(309)	(507)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR	N/A	—	(52)
					$55,899	$(309)	$(871)
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
We incurred no impairments on our investments in marketable securities for the nine months ended September 30, 2013. We recorded impairment of $1.9 million for other-than-temporary declines in marketable securities for the nine months ended September 30, 2012. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2013.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of September 30, 2013 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$165,576	$232,132	$208,919	$255,345

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

As previously disclosed, we received a stockholder demand that claims the officers, the board of directors, the Business Manager and the affiliates of the Business Manager (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in payment of fees to the business manager for which it is not entitled. On March 21, 2013, counsel for these three stockholders filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, seeking recovery of damages in an unspecified amount allegedly sustained by the Company. The case has been stayed to permit the special litigation committee to complete its investigation.
On April 26, 2013, two of our stockholders filed a putative class action in the United States District Court for the Northern District of Illinois against us, and current members and one former member of our board of directors (the "Defendants"). The complaint seeks damages on behalf of plaintiffs and similarly situated individuals who purchased additional shares pursuant to our Distribution Reinvestment Plan ("DRP") on or after March 30, 2009. Plaintiffs allege that the Defendants breached their fiduciary duties to plaintiffs and to members of the putative class by inflating the yearly estimated share price and by selling shares in the DRP to plaintiffs and members of the putative class at those allegedly inflated prices. We believe that the complaint lacks merit and intend to vigorously defend the case.

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

On May 8, 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275 million. The credit facility consists of a $200 million senior unsecured revolving line of credit and a $75 million unsecured term loan. Upon closing the credit agreement, the Company borrowed the full amount of the term loan. As of September 30, 2013, the Company had $200 million available under the revolving line of credit. This full recourse credit agreement requires compliance with certain financial covenants including: a minimum net worth requirement, restrictions on indebtedness, a distribution limitation and investment restrictions. These covenants could prevent or inhibit the Company's ability to make distributions to its stockholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to the Company.

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

The table below outlines the shares of common stock we repurchased pursuant to the Second Amended Program during the three months ended September 30, 2013.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2013	1,286,078	$6.93	1,286,078	(1)
August 2013	—	—	—	(1)
September 2013	—	—	—	(1)
	1,286,078	$6.93	1,286,078	(1)
(1) A description of the maximum number of shares that may be purchased under our Amended Program, which became effective on February 1, 2012, is included in the narrative preceding this table.
The shares reported in the table above were repurchased based on those requests received during the three months ended June 30, 2013. For the three months ended September 30, 2013, we received requests for the repurchase of an additional 1.7 million shares of our common stock. Of these requests, we repurchased 1.7 million shares of common stock for $12.0 million in October 2013. The price per share for all of these shares repurchased was $6.93 and all repurchases were funded from proceeds from our distribution reinvestment plan. However, because we repurchase shares accepted for repurchase for a particular calendar quarter on the day that is five business days prior to the last business day of the first month of the subsequent calendar quarter, the shares repurchased based on those requests received during the three months ended September 30, 2013 are not reportable in the table above.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President		Treasurer and principal financial officer
Date:	November 13, 2013	Date:	November 13, 2013

EXHIBIT NO.	DESCRIPTION
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
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1
Amendment to the First Amended and Restated Business Management Agreement, dated as of July 30, 2013, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2013)

10.2
Equity Interest Purchase Agreement, dated as of August 8, 2013, by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 9, 2013)

10.3
Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of June 29, 2013, by and between Inland American Real Estate Trust, Inc. and Inland American Apartment Management LLC, Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 5, 2013)

10.4
Second Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of August 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 5, 2013)

10.5
Third Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of September 27, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 3, 2013)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 13, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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