Form 10-K
period 2013-12-31
Inland American Real Estate Trust, Inc.
filed 2014-03-13
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second quarter) was approximately $6,210,793,798, based on the estimated per share value of $6.93, as established by the registrant on December 19, 2012.
As of March 11, 2014, there were 915,257,302 shares of the registrant’s common stock outstanding.
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2014, into Part III of this Form 10-K to the extent stated herein.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Annual Report on Form 10-K includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. Hyatt Place® and Andaz trademarks are the property of Hyatt Corporation (“Hyatt”). Intercontinental Hotels ® trademark is the property of IHG. Fairmont Hotels and Resorts is a trademark. The Aloft service name and the Westin service name are the property of Starwood Hotels and Resorts Worldwide, Inc. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

Item 1. Business
General
References to "we", "our", "us", and "the Company" are references to Inland American Real Estate Trust, Inc. and our business and operations conducted through our directly or indirectly owned subsidiaries.
Inland American Real Estate Trust, Inc. owns, manages, acquires and develops a diversified portfolio of commercial real estate located throughout the United States. In addition, we own assets and properties in development through various joint ventures with various controlling and noncontrolling interests, as well as investments in marketable securities and other assets. We were incorporated in October 2004 as a Maryland corporation and have elected to be taxed, and currently qualify, as a real estate investment trust (“REIT”) for federal tax purposes.
Our strategic focus has been to realign our diversified portfolio in three specific asset classes - retail, lodging and student housing. As of December 31, 2013, our portfolio was comprised of 277 properties representing 17.0 million square feet of retail space, 19,337 hotel rooms, 8,290 student housing beds and and 7.3 million square feet of non-core space, which consists primarily of office and industrial properties.

Strategy and Objectives
Our objective is to deliver financially rewarding results to our stockholders through thoughtful capital rotation and investment. We intend to achieve this objective by continuing to execute on our portfolio strategy, focusing our diversified assets in three specific real estate asset classes - retail, lodging and student housing. We believe this strategy presents the best opportunity to capitalize on current market trends in commercial real estate and realize income growth in these sectors.
A component of our strategy is to improve the overall quality of our retail, lodging and student housing segments for long-term growth through selective asset acquisition and sales. We continue to use our expertise to capitalize on opportunities in the real estate industry. We believe our ability to identify and react to investment opportunities is one of our biggest strengths. This strategy will take time as we dispose of less strategic assets and rotate capital into our targeted segments. Our focus has been, and will continue to be, maximizing stockholder value over the long-term.
From time to time, as part of our long-term corporate goal of enhancing stockholder value, we have explored, and will continue to explore, potential strategic transactions including acquisitions and divestitures as well as ways to create liquidity for our stockholders. As previously disclosed by us, these potential strategic transactions may take many forms, including listing our shares on a national securities exchange, a spin-off of an entity owning one of our property segments, an initial public offering or listing of this entity on a national securities exchange, a merger with another existing REIT, or the sale of all, or substantially all, of one or more of our property segments. We currently have no definitive plan or proposal to conduct any specific strategic transaction. We may decide to engage in one or more such transactions in the future, if, among other things, our board determines that any such transactions are in the best interest of the Company and market conditions are favorable.
During the execution of our strategy, we will focus on maintaining a stable income stream to provide a sustainable monthly distribution to our stockholders.
Our three objectives in the execution of our strategy are:

•	Sustaining a monthly stockholder distribution while maintaining capital preservation

•	Tailoring our portfolio to lodging, student housing and multi-tenant retail by expanding and enhancing these portfolios

•	Positioning for the potential for multiple liquidity events by segment type

2013 Highlights
Distributions
We paid a monthly cash distribution to our stockholders which totaled in the aggregate $449.3 million for the year ended December 31, 2013, which was equal to $0.50 per share for 2013, assuming that a share was outstanding the entire year. The distributions paid for the year ended December 31, 2013 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties.

Investing Activities
Our acquisition and disposition activities highlight our move to divest of non-strategic assets and redeploy the capital into our long-term strategic segments: retail, lodging and student housing. We acquired fourteen lodging properties totaling 3,303 rooms for $963.3 million. We acquired three student housing properties consisting of 1,409 beds for $161.1 million. In addition, we acquired four retail properties consisting of 483,753 square feet for $92.3 million. As part of our strategy to realign our asset segments, we sold 313 properties for a gross disposition price of $2.0 billion, including 259 bank branches, 48 non-core properties, three multi-tenant retail properties, and three hotels. Additionally, we contributed 14 retail properties, including one of the properties we acquired this year, to the IAGM Retail Fund I, LLC joint venture for a gross disposition price of $443.7 million.
On August 8, 2013, we entered into a purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in a transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. Excluding the “kicked out” properties, the transaction is valued at approximately $2.1 billion. As of December 31, 2013, we closed on the first two tranches of the net lease portfolio consisting of 57 properties for a disposition price of $669.7 million. The remaining 224 properties are expected to be sold at a gain through multiple closings during the first half of 2014. We have classified the remaining properties as held for sale on the consolidated balance sheet as of December 31, 2013 and consequently the operations are reflected as discontinued operations on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2013, 2012 and 2011. On January 8, 2014, February 21, 2014, and March 10, 2014 we closed on three more tranches of the net lease portfolio consisting of 30, 28, and 151 properties for a disposition price of $55.3, $451.9, and $278.6 million, respectively.
Financing Activities
We obtained a senior unsecured credit facility consisting of a $300 million senior unsecured revolving line of credit and a $200 million unsecured term loan. The credit facility requires monthly interest-only payments at a rate of LIBOR plus a margin ranging from 1.60% to 2.45% on the outstanding balance of the revolver depending on leverage levels, and at a rate of LIBOR plus a margin ranging from 1.50% to 2.45% on the outstanding balance of the term loan depending on leverage levels. As of December 31, 2013, we had $299.8 million available under the revolving line of credit and had borrowed the full amount of the term loan. As of December 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67% per annum, respectively. The facility will assist us in bridging the proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets.
We successfully refinanced or paid off our 2013 maturities of approximately $882.9 million and placed debt of approximately $700.8 million on new and existing properties. We were able to obtain favorable rates while still maintaining what we believe is a manageable debt maturity schedule for future years. As of December 31, 2013, we had mortgage debt of approximately $4.7 billion and have a weighted average interest rate of 5.09% per annum. Our mortgage debt maturities for 2014 are $418.5 million with a weighted average interest rate of 3.94%.
Operating Results
We experienced an increase in our net operating income due to organic growth in our lodging and student housing segments as our same store net operating income results increased 6.8% and 5.5%, respectively, for the year ended December 31, 2013 compared to 2012. These increases are due to higher occupancy and RevPAR increases in the lodging segment and rental rate increases in our student housing segment. Our retail segments remained unchanged, exhibiting stable occupancy and contractual rental rates. Our non-core segment was slightly down as a result of re-leasing vacant space at decreased rental rates.
We also experienced an increase over the prior year in our total net operating income of 28.3% and 78.8% in the lodging and student housing segments, respectively. The addition of 21 lodging and 8 student housing properties (including properties fully placed in service from construction in progress) since January 1, 2012 contributed $76.3 million and $20.1 million, respectively, of net operating income for the year ended December 31, 2013.
The following table represents our same store net operating income for the years ended December 31, 2013 and 2012. Same store properties are properties we have owned and operated for the same period during each year. Net operating income is calculated in Item 7 and reconciled to U.S. generally accepted accounting principles ("GAAP") net income in Item 8, Note 13 of this Annual Report on Form 10-K.

	2013 Net Operating Income	2012 Net Operating Income	Increase (Decrease)	Increase (Decrease)	2013 Average Economic Occupancy (a)	2012 Average Economic Occupancy (a)
Retail	$179,802	$180,658	$(856)	(0.5)%	91%	92%
Lodging	195,964	183,465	12,499	6.8%	73%	73%
Student Housing	15,342	14,543	799	5.5%	93%	91%
Non-core	74,719	77,127	(2,408)	(3.1)%	89%	90%
	$465,827	$455,793	$10,034	2.2%
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
In 2014, we expect similar increases in operating results compared to 2013 in our lodging and student housing portfolios due to the growth projected in these segments. As occupancy rates increase close to peak levels in lodging and student housing, the ability to increase rooms rates and rental rates, respectively, will help grow our revenue for each segment in 2014. We believe that our stable occupancy in our retail portfolio will result in consistent operating performance in 2014. In addition, we expect to see similar or slightly decreased operating performance in our non-core portfolio in 2014.
Segment Data
Our business segments are retail, lodging, student housing and non-core. We evaluate segment performance primarily based on net operating income. Net operating income of the segments does not include interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets consist of our cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable. Information related to our business segments, including a measure of profits or loss and revenues from external customers for each of the last three fiscal years and total assets for each of the last two fiscal years, is set forth in Note 13 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Significant Tenants
For the year ended December 31, 2013, we generated approximately 9% of our rental revenue (excluding lodging and student housing) from continuing operations from two properties leased to one tenant, AT&T, Inc. We also own a third property that is leased to AT&T, Inc., but the property is classified as held for sale as of December 31, 2013.
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the tax year ended December 31, 2005. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.
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

We compete with many third parties engaged in real estate investment activities including other REITs, other REITs sponsored by our sponsor, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. There are also other REITs with investment objectives similar to ours and others may be organized in the future. In addition, these same entities seek financing through the same channels that we do. Therefore, we compete for funding in a market where funds for real estate investment may decrease, or grow less than the underlying demand.

Employees
As of December 31, 2013, we have 201 full-time individuals employed by our student housing subsidiaries.
As of December 31, 2013, we had entered into a business management agreement with Inland American Business Manager & Advisor, Inc. pursuant to which it served as our business manager, with responsibility for overseeing and managing our day-to-day operations. We had also entered into property management agreements with each of our property managers. We had paid fees to our business manager and our property managers in consideration for the services they perform for us pursuant to these agreements. Except as noted below, we had also reimbursed these entities for the expenses they incur in performing services for us including the compensation expenses for persons providing services to us.
As of December 31, 2013, we did not employ our executive officers and they did not receive any compensation from us for their services as such officers. Our executive officers were officers of one or more of The Inland Group, Inc.’s affiliated entities, including our business manager, and were compensated by these entities, in part, for their services rendered to us. We did not reimburse the business manager for any compensation paid to persons serving as one of our executive officers or as an executive officer of the business manager or property managers.

Subsequently, on March 12, 2014, we began the process of becoming fully self-managed by terminating our business management agreement, hiring all of our business manager’s employees, and acquiring the assets of our business manager necessary to perform the functions previously performed by the business manager. As a first step towards internalizing our property managers, we hired certain of their employees; assumed responsibility for performing certain significant property management functions; and amended our property management agreements to reduce our property management fees as a result of our assumption of such responsibilities. As the second step, on December 31, 2014, we expect to terminate our property management agreements, hire the remaining property manager employees and acquire the assets necessary to conduct the remaining functions performed by our property managers. As a consequence, beginning January 1, 2015, we expect to become fully self-managed. We will not pay an internalization fee or self-management fee in connection with these self-management transactions. These self-management transactions immediately eliminate the management and advisory fees paid to the business manager and at the end of 2014, we expect to eliminate the fees paid to our property managers when we terminate the property management agreements. As part of the self-management transactions, we agreed to reimburse our business manager and property managers for certain transaction and employee related expenses and directly retain affiliates of The Inland Group, Inc. for IT services, customer service and certain back-office services that were provided to us and managed by our business manager prior to the termination of the business management agreement.
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
Risks Related to Our Business
Disruptions in the financial markets or economic conditions could adversely affect our ability to refinance or secure additional debt financing at attractive terms.
Credit markets are subject to rapid changes from macro economic factors, including rising interest rates, perceptions of the overall health in the US economy and real estate in particular, and regulatory environment in which we, our lenders and tenants operate.
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
Our long-term business strategic plan is to refine our diversified portfolio of assets and to focus on the retail, lodging, and student housing sectors. As we continue to execute on this strategy, we plan to rotate capital out of our other asset classes - such as multi-family, office and industrial - to invest in, enhance and expand our strategic holdings in the retail, lodging, and student housing sectors. There is no assurance we will be able to sell assets at acceptable prices or identify suitable replacement assets on satisfactory terms, if at all. We may also face delays in reinvesting net sales proceeds in new assets which would impact the return we earn on our assets.
We face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.
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
Our ongoing strategy involves the selling of properties; however, we may be unable to sell a property at acceptable terms and conditions, if at all.
As we execute on our long-term strategy we will rotate capital out of certain asset classes, such as multi-family, office and industrial to reinvest into retail, lodging or student housing. Besides executing on our strategy, it may make economic sense to sell properties in any asset class when we believe the value of the leases in place at a property will significantly decline over the remaining lease term, or where we conclude that the property has limited or no equity value with a near-term debt maturity, or when a property has equity but the projected returns do not justify further investment, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. As we engage to sell these properties, general economic conditions along with property specific issues, such as vacancies, lease terminations and debt defeasance, may negatively affect the value of our properties and therefore reducing our return on the investment or preventing us from selling the property on acceptable terms. Real estate investments often cannot be sold quickly. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our properties.

We may not be successful in identifying, executing and completing strategic alternatives, including liquidity events, with respect to any asset segment or in providing liquidity options to our stockholders.
Our long-term business strategic plan is to refine our diversified portfolio of assets and to focus on the retail, lodging, and student housing sectors. One of our objectives in connection with this plan is to explore various strategic alternatives, position the Company for possible multiple liquidity events by segment and provide liquidity options for our stockholders, such as sales, mergers, spin-offs, initial public offerings, listing or other capital markets or merger and acquisition transactions. The execution and consummation as well as the timing of any such transactions are subject to a number of known and unknown risks that are difficult to predict and many of which are out of our control. Among the factors that could impact our ability to successfully identify, execute and complete such transactions and provide liquidity options for our stockholders are:

•	macro economic factors;

•	economic, financial and investment conditions;

•	the state of the equity and debt capital markets;

•	the state of the retail, lodging and student housing industries and where in the “cycle” the relevant industry is at the time the Company is in a position to effectuate a strategic transaction;

•	changes or increases in interest rates and availability of financing;

•	competition;

•	the need and our ability to effectuate internal restructuring transactions in order to allow the Company to execute on and complete one or more strategic alternatives;

•	our ability to obtain required lender and other third party consents and the timing of such consents;

•	refinancing considerations;

•	the existence of interested buyers and potential merger candidates;

•	tax considerations; and

•	the existence of pending or threatened legal or regulatory proceedings against the Company.

Accordingly, we cannot assure you that we will be able to identify strategic opportunities or successfully execute and complete transactions on commercially reasonable terms or at all. Similarly, we cannot assure you that we will actually realize any anticipated benefits from such transactions, including that the consummation of any such strategic alternatives will result in our ability to provide liquidity options to our stockholders. Additionally, even if the Company is successful in executing and completing a transaction with respect to one or more of its asset segments, the Company may determine that it is in the best interests of the Company and its stockholders to reinvest any net proceeds resulting from such strategic transaction(s) in one or more of the Company’s core strategic segments. Furthermore, the pursuit of such strategic alternatives could demand significant time and attention from management and divert management’s attention from focusing on our core strategic holdings and business plan, which could harm our business.
We are subject to many risks in the process of becoming a self-managed company, and the transition may not prove successful.

On March 12, 2014, we entered into a series of agreements, and amendments to existing agreements, with our business manager and property managers, under which we have begun the process of becoming fully self-managed, which we refer to as the self-management transactions. As a result of the self-management transactions and related agreements, we terminated our business management agreement, hired all of the business manager’s employees and acquired the assets necessary to conduct the functions previously performed by our business manager. In addition, we hired certain employees of our property managers; assumed certain property manager functions, including property-level accounting, lease administration, leasing, marketing and construction functions; and amended our property management agreements to reduce our property management fees as a result of our assumption of such responsibilities. We also have now agreed to directly retain certain affiliates of the business manager to provide us with information technology services, investor services and other back-office services that were provided to us through our business manager and managed by our business manager prior to the termination of the business management agreement. On December 31, 2014, subject to the satisfaction of certain closing conditions, we have agreed to hire our property managers’ remaining employees and acquire the assets necessary to conduct the functions previously performed by our property manager. As a result of such closing conditions, there can be no assurance that the remaining self-management transactions with our property managers will be completed. If they are not completed, we could be forced to extend the property management agreements, retain new property managers or build our own property management functions, which could result in significant disruption to our business and result in substantial additional costs.
In transitioning to self-management, we could have difficulty integrating business management and property management services into a stand-alone entity and will bear risks to which we have not historically been exposed. An inability to manage the transition to self-management effectively could, therefore, result in our incurring additional costs or experiencing other problems. There may also be unforeseen costs, expenses and difficulties associated with self-providing the services previously provided by our business manager and property managers. Such difficulties could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our business and properties.

Effective February 1, 2014, we no longer pay fees to our business manager and beginning January 1, 2015, we expect not to pay fees to our property managers. However, our direct expenses will increase. We will be responsible for paying the salaries and benefits (including employee benefit plan costs) of all of our employees as well as costs associated with legal, accounting, general office and other services. We will also be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee related grievances. We may also issue equity awards to officers and employees which would decrease our net income and funds from operations and may further dilute your investment. Furthermore, there may be unforeseen costs, expenses and difficulties associated with providing services previously provided by our business manager and property managers. As a consequence, we cannot be certain that the transition to self-management will improve our financial performance.

Under the agreements related to the self-management transactions, the business manager has retained, and the property managers will retain, liability for, and will indemnify and hold us harmless against liabilities of, their pre-closing operations. In addition, the business manager and property managers are obligated to indemnify us for breaches of representations and warranties and violations of covenants contained in such agreements. If the business manager or property managers do not satisfy such obligations, or do not comply with their indemnity obligations, we could incur significant additional costs. The business manager’s and property managers’ obligations, including their indemnity obligations, are guaranteed by an indirect wholly owned subsidiary of The Inland Group, Inc. Such guarantee includes certain guarantor covenants, including maintaining minimum net assets of $15,000,000. The guarantor’s primary assets are marketable securities, the value of which is subject to market fluctuations. There can be no assurance that the guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under the guarantee. Consequently, we could incur substantial costs if the guarantor fails to meet its obligations under the guarantee. In addition, we will continue to rely on our property managers and affiliates of our business manager to provide us with services that are important to our business. If the property managers or the business manager affiliates are unwilling or unable to provide such services as required under the applicable agreements, then disruptions to our business may occur, and we may incur substantial additional costs.

If we lose or are unable to obtain key personnel, our ability to implement our business strategies could be delayed or hindered.
Our ability to achieve our objectives depends, to a significant degree, upon the continued contributions of our executive officers and our other key personnel. We do not have employment agreements with these persons and do not separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure you that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or do not establish or maintain the necessary strategic relationships, our ability to implement our business strategy could be delayed or hindered.
We are the subject of an ongoing investigation by the SEC and have received related derivative demands by stockholders to conduct investigations. The SEC's investigation, the derivative demands, or both could have a material adverse impact on our business.
We have learned that the SEC is conducting a non-public, formal, fact-finding investigation (the “SEC Investigation”) to determine whether there have been violations of certain provisions of the federal securities laws related to the business management fees, property management fees, transactions with affiliates, timing and amount of distributions paid to investors, determination of property impairments, and any decision regarding whether the Company might become a self-administered REIT.
We have also received related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that our officers, our board of directors, our former business manager, and the affiliates of our former business manager (the “Inland American Parties”) breached their fiduciary duties to us in connection with the matters that we disclosed are subject to the SEC Investigation. The first Derivative Demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income resulting in the payment of fees to our former business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. The second Derivative Demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether we might become a self-administered REIT. A special litigation committee has been formed by our board of directors to investigate the matters related to the Investigation and the Derivative Demands. We also received a letter from another stockholder that fully adopts and joins in the first Derivative Demand, but makes no additional demands on us to perform investigation or pursue claims.
Upon receiving the first of the Derivative Demands, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC Investigation. Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate. The special litigation committee is investigating these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.
On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The case has been stayed pending completion of the special litigation committee's investigation.
We cannot reasonably estimate the timing or outcome of either the SEC Investigation or the investigation by the special litigation committee or Derivative Demands, nor can we predict whether or not any of these matters may have a material adverse effect on our business. These matters may cause us to incur significant legal expense, both directly and as the result of any indemnification obligations. In addition, the SEC Investigation, the Derivative Demands or the special litigation committee investigation may divert management's attention from our ordinary business operations or may also limit our ability to obtain financing to fund our on-going operating requirements, which could harm our business. Adverse findings by the SEC or the special litigation committee, future litigation related thereto, or the incurrence of costs, fees, fines or penalties that are not reimbursed under our insurance policies, could have a material adverse impact on our business.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure or takeover of any one of these entities. However, the Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. At December 31, 2013 we had cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
A failure of our information technology (IT) infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to changing needs of our business. We face the challenge of supporting older systems and hardware and implementing necessary upgrades to our IT infrastructure. We may not be able to successfully implement these upgrades in an effective manner. In addition, we may incur significant increases in costs and extensive delays in the implementation and rollout of any upgrades or new systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementation, the disruptions could have an adverse effect on our business and financial condition.
Risks Related to our Real Estate Assets
There are inherent risks with real estate investments.
Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space or impact a tenant’s ability to pay rent.

Among the factors that could impact our real estate assets and the value of an investment in us are:

•
local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we own or seek to acquire, including, with respect to our lodging properties, quick changes in supply of and demand for rooms that are rented or leased on a day-to-day basis;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•
increases in energy costs or airline fares or terrorist incidents which impact the propensity of people to travel and therefore impact revenues from our lodging facilities because operating costs cannot be adjusted as quickly;

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
The success of our investments depends on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures and downsizings can affect the tenants of our office and industrial properties and may also contribute to reduced consumer demand for retail products and services which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in their business that may weaken significantly their financial condition and thus the performance of the applicable shopping center. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.
As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, the expiration of existing leases without renewal, or the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, including hotels, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations and our ability to pay distributions.
As of December 31, 2013, approximately, 6%, 8%, and 10% of our base rental income of our consolidated portfolio, excluding our lodging properties, was generated by properties located in the Dallas, Chicago and Houston metropolitan areas, respectively. Additionally, at December 31, 2013, 45 of our lodging properties, or approximately 45% of our lodging portfolio, were located on the eastern seaboard states ranging from Connecticut to Florida, including 7 hotels in New Jersey. Approximately 27% of our lodging portfolio is located in the southern states, including 19 properties located in Texas.
One of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.
For the year ended December 31, 2013, approximately 9% of our rental revenue from continuing operations was generated by two properties leased to AT&T, Inc. The leases, with approximately 1.7 million and 0.3 million square feet, expire in 2016 and 2019, respectively. An additional property leased to AT&T is classified as held for sale, and the lease, with approximately 1.5 million square feet, expires in 2017. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.
Leases representing approximately 7.0% and 12.9% of the rentable square feet of our retail and non-core portfolio, respectively, are scheduled to expire in 2014. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of December 31, 2013, leases representing approximately 7.0% of the 17,031,497 rentable square feet of our retail portfolio and 12.9% of the 7,257,246 rentable square feet of our non-core properties (excluding a conventional multi-family property) are scheduled to expire in 2014. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
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
We own properties located throughout the United States. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.
Acts of God, such as earthquakes, floods or other uninsured losses may make us susceptible to adverse climate developments from the effects of these natural disasters in those areas.
Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by climate changes affecting the real estate markets in those areas. Adverse events such as hurricanes, floods, wildfires, earthquakes, blizzards or other natural disasters, could cause a loss of revenues at our real estate properties. These losses may not be insured or insurable at an acceptable cost. Elements such as water, wind, hail, or fire damage can increase or accelerate wear on our properties' weatherproofing, and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements and maintenance at these properties.

Actions of our joint venture partners could negatively impact our performance.
As of December 31, 2013 we had entered into joint venture agreements with ten entities to fund investment is in office, industrial/distribution, retail, lodging, and mixed use properties. The carrying value of our investment in these joint ventures, which we do not consolidate for financial reporting purposes, was $263.9 million. For the year ended December 31, 2013, we recorded income of $12.0 million and impairments, gains and losses, net of $3.5 million associated with these ventures.
With respect to these investments, we are not in a position to exercise sole decision-making authority regarding the property, or the joint venture. Consequently, our joint venture investments may involve risks not otherwise present with other methods of investing in real estate. For example, our venture partner may have economic or business interests or goals which are or which become inconsistent with our business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our current or former venture partners, which in some cases has resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our business, financial condition or results of operations. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on our core strategic holdings and business plans. Our relationships with our venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and, on the other hand, may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership.
Credit market disruptions and certain economic trends may increase the likelihood of a commercial developer defaulting on its obligations with respect to our development projects, including projects where we have notes receivable, or becoming bankrupt or insolvent.
We have invested in, and may continue to invest in, projects that are in various stages of pre-development and development. Investing in properties in pre-development or under development, and in lodging properties in particular, which typically must be renovated or otherwise improved on a regular basis, including renovations and improvements required by existing franchise agreements, subjects us to uncertainties such as the ability to achieve desired zoning for development, environmental concerns of governmental entities or community groups, ability to control construction costs or to build in conformity with plans, specifications and timetables. In many cases, developers may not have adequate capital to address downturns in the market. Further, the developers of the projects in which we have invested are exposed to risks not only with respect to our projects, but also other projects in which they are involved. A default by a developer in respect to one of our development project investments, or the bankruptcy, insolvency or other failure of a developer for one of these projects, may require that we determine whether we want to assume the senior loan, fund monies beyond what we are contractually obligated to fund, take over development of the project, find another developer for the project, or sell our interest in the project. Developer failures could give tenants the right to terminate pre-construction leases, delay efforts to complete or sell the development project and could ultimately preclude us from realizing our anticipated returns. These events could cause a decrease in the value of our development assets and compel us to seek additional sources of funding, which may or may not be available, in order to hold and complete the development project.
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
As of December 31, 2013, we owned investment in real estate related equity and debt securities with an aggregate market value of $242.8 million. For the year ended December 31, 2013, we realized gains on sale of securities of $31.5 million net of impairments of $1.1 million, and net unrealized gains of $17.6 million. Real estate related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer and to the risks inherent with real estate-related investments discussed herein. In fact, many of the entities that we have invested in have reduced the dividends paid on their securities. The stock prices for some of these entities have declined since our initial purchase, and in certain cases we have sold these investments at a loss.
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
We own estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling.

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

Additional Risks Associated with our Retail Assets
Our retail properties face considerable competition for the tenancy of our lessees and the business of retail shoppers.
There are numerous shopping venues that compete with our retail properties in attracting retailers to lease space and shoppers to patronize their properties. In addition, our retail tenants face changing consumer preferences and increasing competition from other forms of retailing, such as catalogues and other forms of direct marketing, internet websites and telemarketing as well as other retail centers located within the geographic market area of our retail properties that compete with our properties for customers. All of these factors may adversely affect our tenants’ cash flows and, therefore, their ability to pay rent.

Retail conditions may adversely affect our income and our ability to make distributions to you.
A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are located in public places, and any incidents of crime or violence, including acts of terrorism, could result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability or harm our reputation. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.
The recent economic downturn and weak recovery in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition, or result of operations.
The economic downturn and weak recovery in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
Our properties are located in developed areas. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
We may be restricted from re-leasing space at our retail properties.
Leases with retail tenants may contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.
We have entered into long-term leases with some of our retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.
We have entered into long-term leases with some of our retail tenants. Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.
Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on your investment.
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to release the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Additional Risks Associated with our Lodging Assets

We are subject to the business, financial and operating risks inherent to the lodging industry, any of which could reduce our revenues and limit opportunities for growth.
Our business is subject to a number of business, financial and operating risks inherent to the lodging industry, including:

•	significant competition from multiple lodging providers in all areas where we operate;

•	changes in operating costs, including energy, food, compensation, benefits and insurance;

•	increases in costs due to inflation that may not be fully offset by price and fee increases in our business;

•	changes in tax and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	significant increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

•	shortages of labor or labor disruptions;

•	the availability and cost of capital necessary for us and third-party hotel owners to fund investments, capital expenditures and service debt obligations;

•	the quality of services provided by franchisees;

•	the financial condition of third-party property owners, developers and joint venture partners;

•	relationships with third-party property owners, developers and joint venture partners, including the risk that owners may terminate our management, franchise or joint venture agreements;

•	changes in desirability of geographic regions of the hotels in our business and geographic concentration of our operations and customers;

•	changes in the supply and demand for hotel services (including rooms, food and beverage, and other products and services);

•	the ability of third-party internet and other travel intermediaries to attract and retain customers; and

•	decreases that may result in the frequency of business travel as a result of alternatives to in person meetings, including virtual meetings hosted on-line or over private teleconferencing networks.

Any of these factors could increase our costs or limit or reduce the prices we are able to charge for lodging services, or otherwise affect our ability to maintain existing properties or develop new properties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.
Macro economic and other factors beyond our control can adversely affect and reduce demand for our products and services.
Macro economic and other factors beyond our control can reduce demand for lodging products and services, including demand for rooms at properties that we own. These factors include, but are not limited to:

•
changes in general economic conditions, including low consumer confidence, unemployment levels, depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•	the financial and general business condition of the airline, automotive and other transportation-related industries and its impact on travel, including decreased airline capacity and routes;

•
conditions which negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

•	climate change or availability of natural resources;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, volcanic eruptions, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	cyclical over-building in the hotel industry; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for our hotels generally as a result of certain labor tactics.

Any one or more of these factors could limit or reduce overall demand for our products and services or could negatively impact our revenue sources, which could adversely affect our business, financial condition and results of operations.
We focus on investing in upper-upscale and upscale lodging segments. These segments can be very volatile.
A significant portion of our assets consist of hotels, a very different asset class from retail and student housing properties. Retail tenants tend to enter into longer term leases which provide us with some stability over the term of the lease. Lodging, however, is very volatile. Most hotel guests stay at a hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. In addition, we are focusing on investing in the upper-upscale and upscale segments of the lodging sector. These segments tend to be more susceptible to changes in the economy because they generally target business and high end leisure travelers. In particular, revenue from group contract business, such as meeting space and conferences, may be large component of total revenues for an upper-upscale hotel. Due to economy changes, there may be a reduction in group business demand. As a result, revenues and earnings from our hotel sector may be very volatile.
In the past, events beyond our control, including economic slowdowns and terrorism, harmed the operating performance of the lodging industry generally. If these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates and occupancy.
The performance of the lodging industry has traditionally been closely linked with the performance of the general economy. The majority of our hotels are classified as upper upscale hotels. In an economic downturn, this type of hotel may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates because, as noted above, upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may reduce travel costs by limiting travel or by using lower cost accommodations. Also, volatility in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity may reduce the demand for our hotel rooms. Accordingly, our financial results may be harmed if economic conditions worsen, or if travel-associated costs, such as transportation fuel costs, increase. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate of our hotels. Future terrorist activities could have a harmful effect on both the industry and us.
Failure of the lodging industry to exhibit sustained improvement or to improve as expected will impact our business strategy.
We continue to execute on our strategy to focus on three property types: retail, student housing and lodging. The lodging sector has become one of our larger property segments. Our focus on lodging is driven, in part, on our view that lodging will benefit from an improving economy. There is no assurance, however, that the general economy will continue to improve or that lodging industry fundamentals will continue to improve with the general economy. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, our revenues and profits from our lodging properties will be negatively impacted. Further, the underlying value of our assets may grow slower than the economy as a whole or may decline in value which will have a material adverse effect on our business plan.
The lodging industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our results of operations and financial condition.
The lodging industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. Due to seasonality, we generally expect our lodging revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters. In addition, the lodging industry is cyclical and demand generally follows, on a lagged basis, the general economy. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.
Our hotels are subject to significant competition.
The hotel industry is very competitive regardless of the segment. Material increases in the supply of new hotel rooms to a particular market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. Over-building in one or more of our markets may adversely affect our business plan.

In the case of the upper upscale segment, hotels compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in this segment, some of whom may have greater marketing and financial resources than us. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We may also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels when compared to other classes of hotels.
We may be adversely affected by increased use of business related technology which may reduce the need for business related travel.
The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.
The operating results of some of our individual hotels are significantly impacted by group contract business (such as meeting space and conferences) and room nights generated by large corporate transient customers, and the loss of such customers for any reason could harm our operating results.
Group contract business (such as meeting space and conferences) and room nights generated by other large corporate transient customers can significantly impact the results of operations of our hotels. These contracts and customers vary from hotel to hotel and change from time to time. Such group contracts are typically for a limited period of time after which they may be put up for competitive bidding. The impact and timing of large events are not always easy to predict. As a result, the operating results for our individual hotels can fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect the revenues and earnings generated by our lodging properties.
The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand.
The widespread outbreak of infectious or contagious disease in the U.S. could reduce travel and adversely affect the hotel industry generally and our business in particular.
We are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing these expenditures.
In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of available monies to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	the renovation investment failing to produce the returns on investment that we expect;

•	disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and

•	disputes with franchisors/hotel managers regarding compliance with relevant management/franchise agreements.
In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, or investments through retained earnings, is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements. These sources of funds may not be available on reasonable terms and conditions or at all.
Our franchisors and brand managers may require us to make capital expenditures pursuant to property improvement plans, or PIPs, and the failure to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise or management agreements.

Our franchisors and brand managers may require that we make renovations to certain of our hotels in connection with revisions to our franchise or management agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed. In connection with the acquisitions of hotels, franchisors and hotel brands may also require PIPs, which set forth their renovation requirements. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, if we default on a franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages.
Funds spent to maintain licensed brand standards or the loss of a brand license would adversely affect our lodging segment.
Our hotels operate under licensed brands, either through management or franchise agreements with hotel brand companies that permit us to do so, and we anticipate that the hotels we acquire in the future also will operate under licensed brands. We are therefore subject to the risks inherent in concentrating our hotels in several licensed brands. These risks include reductions in business following negative publicity related to one of our licensed brands or arising from or after a dispute with a hotel brand company.
The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions. Hotel brand companies periodically inspect our hotels to ensure that we and our lessees and hotel managers follow their standards. Failure by us, our taxable REIT subsidiaries or one of our hotel managers to maintain these standards or other terms and conditions could result in a brand license being terminated. If a brand license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the hotel brand company for a termination payment, which will vary by hotel brand company and by hotel. As a condition of our continued holding of a brand license, a hotel brand company could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a brand license if we do not make hotel brand company-required capital expenditures.
If a hotel brand company terminates the brand license, we may try either to obtain a suitable replacement brand or to operate the hotel without a brand license. The loss of a brand license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the hotel brand company. A loss of a brand license for one or more hotels could materially and adversely affect the revenues and earnings generated by our lodging sector.
Many real estate costs are fixed, even if revenue from our hotels decreases.
Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. In addition, newly acquired or renovated hotels may not produce the revenues we anticipate immediately, or at all, and the hotel's operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new hotels. If we are unable to offset real estate costs with sufficient revenues across our portfolio, may be adversely affected.
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
Our lodging properties are operated pursuant to agreements with nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, Hyatt Corporation, Fairmont Hotels and

Resorts, and Starwood Hotels and Resorts Worldwide, Inc. These agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a franchised hotel in order to maintain uniformity within the particular franchisor's system. These standards are subject to change, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. Conversely, these standards may require us to make certain improvements or modifications to a hotel, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment.
These agreements also permit the franchisor to terminate the agreement in certain cases such as a failure to pay royalties and fees or to perform covenants contained in the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. If a franchise license terminates due to our failure to comply with the terms and conditions of the agreement, we may be liable to the franchisor for a termination payment. These payments vary. Also, these franchise agreements do not renew automatically. If we were to lose a franchise agreement, there is no assurance that we would be able to enter into an agreement with a different franchisor.
Due to restrictions in our hotel management agreements, franchise agreements, mortgage agreements and ground leases, we may not be able to sell our hotels at the highest possible price (or at all).
Our current hotel management agreements are long-term and contain certain restrictions on selling our hotels, which may affect the value of our hotels.
The hotel management agreements that we have entered into, and those we expect to enter into in the future, contain provisions restricting our ability to dispose of our hotels which, in turn, may have an adverse affect on the value of our hotels. Our hotel management agreements generally prohibit the sale of a hotel to:

•	certain competitors of the manager;

•	purchasers who are insufficiently capitalized; or

•	purchasers who might jeopardize certain liquor or gaming licenses.
In addition, our current hotel management agreements contain initial terms ranging from six to forty years and certain agreements have renewal periods of three to ten years which are exercisable at the option of the owner. Because our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and impair our ability to make distributions to our shareholders.
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

Risks Associated with Debt Financing
Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.
We have acquired, and will continue to acquire, real estate assets by assuming existing financing or borrowing new monies. Our articles permit us to borrow up to 300% of our net assets. In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” (subject to certain adjustments) to our stockholders, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.
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
The terms and conditions contained in any of our loan documents may require us to maintain cash reserves; limit the aggregate amount we may borrow on a secured and unsecured basis; require us to satisfy restrictive financial covenants; prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination; restrict our leasing operations; or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors. In particular, we have secured mortgages on certain upper-upscale lodging properties. We believe these properties to be more susceptible to changes in the economy because they target business and high end leisure travelers. This may inhibit us from satisfying our debt covenants and put us in default with the terms of our loan documents.
In addition, secured lenders typically restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.
Our mortgage agreements contain certain provisions that may limit our ability to sell our properties.
In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must obtain the consent of the lender, pay a fee equal to a fixed percentage of the outstanding loan balance, and pay any costs incurred by the lender in connection with any such assignment or transfer.
These provisions of our mortgage agreements may limit our ability to sell our properties which, in turn, could adversely impact the price realized from any such sale. To the extent we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.
Interest-only indebtedness may increase our risk of default.
We have obtained, and continue to borrow interest-only mortgage indebtedness. During the interest only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we are required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we are unable to fund the lump-sum or balloon amount.

Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2013, approximately $1.0 billion of our mortgage payables and $200.2 million of our line of credit debt bore interest at variable rates. Increases in interest rates on variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As of December 31, 2013, approximately $3.7 billion of our total indebtedness bore interest at fixed rates. As fixed rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times which may not permit us to realize the return on the investments we would have otherwise realized.
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
On May 8, 2013, we entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility, which was subsequently expanded on November 5, 2013. The credit facility consists of a $300 million senior unsecured revolving line of credit and a $200 million unsecured term loan. We also have an accordion feature to increase available borrowings up to $800 million in certain circumstances with lenders’ consent.
As of December 31, 2013, we had borrowed the full amount of the term loan and had $299.8 million available under the revolving line of credit. This full recourse credit agreement requires compliance with certain financial covenants including: a minimum net worth requirement, restrictions on indebtedness, a distribution limitation and investment restrictions. These covenants could prevent or inhibit our ability to make distributions to its stockholders and to pursue some business initiatives or effect certain transactions that may otherwise be beneficial to us.
The credit agreement also contains default provisions including the failure to (i) timely pay debt service: (ii) comply with financial and operating covenants in the credit agreement; or (iii) pay when due, all amounts outstanding under the credit agreement. Declaration of a default by the lenders under the credit agreement could restrict our ability to borrow additional monies and accelerate all amounts outstanding under the credit facility.
Risks Related to Our Common Stock
Since Inland American shares are not currently traded on a national stock exchange, there is no established public market for our shares and you may not be able to sell your shares.
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or numbers whichever is more restrictive) of any class or series of shares of our stock by any single investor unless exempted by our board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date. There is no assurance the board will pursue a listing or other liquidity event. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. If and when a listing occurs there is no guarantee you will be able to sell your common shares at a price equal to your initial investment value.
Our stockholders may not be able to sell some or all of their shares under our share repurchases program.
Our share repurchase program, which was effective through February 28, 2014, contained numerous restrictions that limited our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we could repurchase at any given time and limiting the funds we could use to repurchase shares pursuant to the program. Under the program, we may repurchase shares of our common stock, on a quarterly basis only, from the beneficiary of a stockholder that has died or from stockholders that have a “qualifying disability” or are confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). Our program does not permit us to accept shares for repurchase for any other reason, further, we are authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which currently is equal to $6.94 per share. Our obligation to repurchase any shares under the program is further conditioned upon our having sufficient funds available to complete the repurchase. Through February 28, 2014, our board has reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. If the funds reserved for either category of repurchase under the program are insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would cause us to exceed the 5.0% limit set forth therein, we will repurchase the shares in the following order: (1) for death repurchases, we will repurchase shares in chronological order, based upon the beneficial owner's date of death; and (2) for hardship repurchases, we will repurchase shares on a pro-rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we will repurchase all of that stockholder's shares. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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
On December 27, 2013, we announced an estimated value of our common stock equal to $6.94 per share. The audit committee of the Company’s board of directors engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estated advisory firm to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2013. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by our former business manager were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent the: (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and results in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For the year ended December 31, 2013, distributions were paid from cash flow from operations, distributions from unconsolidated entities, and gain on sales of properties. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets) and have used proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from these sources or gains on sales of assets, we will have less money available for other uses, such as cash needed to refinance existing indebtedness or for the purchase of new assets.
Risks Related to Our Organization and Structure
Stockholders have limited control over changes in our policies and operations.
Our board of directors determines our major policies, including our investment policies and strategies, and policies regarding financing, debt and equity capitalization, REIT qualification and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders.
Stockholders' interest in us will be diluted if we issue additional shares.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our articles authorize us to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue. Future issuances of common stock, including issuances through our distribution reinvestment plan (“DRP”), reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders are not entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in the value of their shares. Further, our board could issue stock on terms and conditions that subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
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
Our rights, and the rights of our stockholders, to recover claims against our officers and directors are limited by Maryland law.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinary prudent person in a like position would use under similar circumstances. Our charter and bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for any claim or liability to which they may become subject or which they may incur by reason of their service as directors or officers. Maryland law generally permits a corporation to indemnify its directors and officers for losses, liabilities and expenses unless it is established that: (i) the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty; (ii) the director or officer actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent or grossly negligent manner. In addition, we may be obligated to fund the defense costs incurred by our officers and directors in some cases.
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
Our board of directors is permitted to issue preferred stock without stockholder approval. Further, our board may classify or reclassify any unissued preferred stock and establish the preferences, conversions or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any preferred stock. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the holder becomes an “interested stockholder.” These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An “interested stockholder” is defined as:

•	any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved, in advance, the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may condition its approval on compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority voting requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT and/or the federal income tax consequences of our qualification as a REIT. If we were to fail to qualify as a REIT and did not qualify for certain statutory relief provisions:

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
A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Test”). We have identified certain distribution and stockholder reimbursement practices that may have caused certain dividends paid by the consolidated Inland American REIT and MB REIT (Florida), Inc. (“MB REIT”) to be treated as preferential dividends, which cannot be used to satisfy the 90% Distribution Requirement. We have also identified the ownership of certain assets by the Inland American REIT and MB REIT that may have violated a REIT qualification requirement that prohibits a REIT from owning "securities" of any one issuer in excess of 5% of the REIT's total assets at the end of any calendar quarter (the "5% Securities Test"). In order to provide greater certainty with respect to the qualification of the Inland American REIT and MB REIT as REITs for federal income tax purposes, management concluded that it was in our best interest and the best interest of our stockholders to request closing agreements from the IRS for both the Inland American REIT and MB REIT with respect to such matters. Accordingly, on October 31, 2012, MB REIT filed a request for a closing agreement with the IRS. Additionally, we filed a separate request for a closing agreement on behalf of the Inland American REIT on March 7, 2013.
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
We can provide no assurance that the IRS will accept the Inland American REIT's or MB REIT's closing agreement requests. Our former business manager has agreed to pay any penalty the IRS requires as a condition of granting the closing agreements.
To maintain REIT status, we may be forced to borrow funds or dispose of assets during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in our company.
To qualify as a REIT, we must comply with the 90% Distribution Test each year. At times, we may not have sufficient funds to satisfy the 90% Distribution Test and may need to borrow funds or dispose of assets to make these required distributions and maintain our REIT status and avoid the payment of income and excise taxes. Our inability to satisfy the the 90% Distribution

Test with operating cash flow could result from (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to find alternative sources of funding or risk losing our status as a REIT.
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
The prohibited transactions tax may limit our ability to dispose of our properties , and we could incur a material tax liability if the IRS successfully asserts that the 100% prohibited transaction tax applies to some or all of our past or future dispositions.
A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of a property. As part of our plan to refine our portfolio, we have selectively disposed of certain of our properties in the past and intend to make additional dispositions in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, not all of our past dispositions have qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our properties or may conduct such sales through a taxable REIT subsidiary, which would be subject to federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our past or future dispositions are subject to the 100% prohibited transactions tax.  If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
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
Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Currently, the purchase price per share under our DRP is equal to 100% of the “market price” of a share of our common stock. Because our common stock is not yet listed for trading, for these purposes, “market price” means the fair market value of a share of our common stock, as estimated by us. In the past, our DRP has offered participants the opportunity to acquire newly-

issued shares of our common stock at a discount to the “market price.” Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we have offered in the past was intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock has not been susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the “market value” used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT.
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
Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease our hotels to certain of our taxable REIT subsidiaries. A taxable REIT subsidiary will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent that hotels that our taxable REIT subsidiaries lease are managed by an “eligible independent contractor.”

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

We own interests in retail, lodging, student housing, and non-core properties. As of December 31, 2013, we, directly or indirectly, including through joint ventures in which we have a controlling interest, owned an interest in 178 properties, excluding our lodging and development properties, located in 31 states and the District of Columbia. In addition, we, through our wholly-owned subsidiaries, Inland American Winston Hotels, Inc., Inland American Orchard Hotels, Inc., Inland American Urban Hotels, Inc., and Inland American Lodging Corporation, own 99 lodging properties in 26 states and the District of Columbia. (Dollar amounts stated in thousands, except for revenue per available room, average daily rate and average rent per square foot).
Not included in the property count of 178 properties are 224 properties that are held for sale as of December 31, 2013. These 224 properties are expected to be sold in 2014. In accordance with GAAP, we classify properties as held for sale when certain criteria are met. On the day that the criteria are met, we suspend depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. Although we still hold these properties as of December 31, 2013, the assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. At December 31, 2013, these assets were recorded at their carrying value. Furthermore, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.
General
The following table sets forth information regarding the ten largest individual tenants in descending order based on annualized rent paid in 2013 but excluding our lodging and student housing properties. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Average rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

Tenant Name	Type	Total Annualized Rental Income 2013 ($)	Percent of Total Annualized Income	Gross Leasable Area	Percentage of Gross Leasable Area
AT&T	Non-core	$28,087	9.40%	1,943,177	8.99%
The Geo Group, Inc.	Non-core	9,850	3.30%	301,029	1.39%
Ross Dress for Less	Retail	8,407	2.81%	823,616	3.81%
Lockheed Martin	Non-core	8,007	2.68%	347,233	1.61%
Best Buy	Retail	7,790	2.61%	551,785	2.55%
Imagine	Non-core	7,687	2.57%	364,710	1.69%
Publix	Retail	6,011	2.01%	664,287	3.07%
Tom Thumb	Retail	5,875	1.97%	626,533	2.90%
Bed Bath & Beyond	Retail	4,883	1.63%	464,970	2.15%
Petsmart	Retail	4,772	1.60%	371,615	1.72%
Totals		$91,369		6,458,955

The following sections set forth certain summary information about the character of the properties that we owned at December 31, 2013. Certain of the Company’s properties, both continuing and those classified as held for sale, are encumbered by mortgages, totaling $4,731,709. Additional detail about the properties can be found on Schedule III – Real Estate and Accumulated Depreciation.

Retail Segment
As of December 31, 2013, our retail segment consisted of 119 properties, with an average of approximately 143,000 square feet of total space, located in stable communities, primarily in the eastern regions of the country. Our retail tenants are largely necessity-based retailers such as grocery and pharmacy. We own the following types of retail centers:

•
Community or neighborhood centers which are generally open air and designed for tenants that offer a larger array of apparel and other soft goods. Typically, community centers contain anchor stores and other national retail tenants. Our neighborhood shopping centers are generally in-line strip centers with a grocery store anchor, a drugstore, and other small retailers. Tenants of these centers typically offer necessity-based products.

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
The following table reflects the types of properties within our retail segment as of December 31, 2013.

Retail Properties	Number of Properties	Total Gross Leasable Area (GLA) (Sq. Ft.)	Percentage of Economic Occupancy as of December 31, 2013	Total Number of Financially Active Leases as of December 31, 2013	Total Annualized Rent ($)	Average Rent PSF ($)
Community & Neighborhood Center	70	6,433,110	90%	981	$82,359	$14.29
Power Center	49	10,598,387	91%	1,036	126,904	13.14
	119	17,031,497	91%	2,017	$209,263	$13.57
The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2014	279	1,195,197	$16,975	7.8%	8.0%	$14.20
2015	334	2,215,575	27,678	14.4%	13.1%	12.49
2016	315	1,837,929	26,206	11.9%	12.4%	14.26
2017	353	1,827,469	31,418	11.8%	14.9%	17.19
2018	287	1,853,358	27,701	12.0%	13.2%	14.95
2019	156	1,977,913	24,954	12.8%	11.8%	12.62
2020	57	795,303	11,096	5.2%	5.4%	13.95
2021	48	510,207	6,794	3.3%	3.2%	13.32
2022	44	802,338	9,975	5.2%	4.7%	12.43
2023	47	701,950	9,706	4.6%	4.6%	13.83
Thereafter	91	1,694,491	18,388	11.0%	8.7%	10.85
	2,011	15,411,730	$210,890	100%	100%	$13.68
We believe the percentage of leases expiring over the next five years of 12%, is a manageable percentage of lease rollover. We believe that we have staggered our lease expirations so that we can manage lease rollover.

The following table represents lease spread metrics for leases that commenced in 2013 compared to expiring leases for the prior tenant in the same unit:

	Number of Leases Commenced 2013	GLA SF	New Contractual Rent per Square Foot ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	% Change over Prior Contract Rent (a)	Weighted Average Lease Term (b)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (c)	249	1,200,378	$15.72	$15.27	3.0%	4.34	$0.35	$0.05
Comparable New Leases (c)	40	282,739	13.96	12.54	11.3%	4.64	5.89	2.45
Non-Comparable Renewal and New Leases	87	415,211	12.03	—	—%	4.86	11.34	3.60
Total	376	1,898,328	$15.38	$14.75	4.3%	4.50	$3.58	$1.18
(a) Non-comparables are not included in totals.
(b) Month-to-month leases do not have expiration date and are not included in weighted avg lease term.
(c) Comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage.

In 2013, we executed 121 new leases and 255 renewals for 1.9 million square feet of GLA, of which 40 and 249 were comparable, respectively. For our comparable new leases, contractual base rent increased 11.3% from prior contractual base rent, going from $12.54 to $13.96 per square foot. The weighted average term is 4.64 years, with tenant improvement allowances at $5.89 per square foot and lease commissions at $2.45 per square foot. Similarly, our comparable renewed leases saw rent growth of 2.91%, increasing from $15.27 to $15.72 per square foot. The weighted average term is 4.34 years, with tenant improvement allowances at $0.35 per square foot and lease commissions at $0.05 per square foot. We also had 87 non-comparable leases commence in 2013 with contractual base rents starting at $12.03 per square foot and a weighted average term of 4.86 years. Tenant improvement allowances and lease commissions were $11.34 and $3.60 per square foot, respectively.

Tenant improvements allowances were primarily given for our new leases. The largest four leases represent 29% of the total given. Lease commissions were also primarily paid to our brokers for our new deals. The largest two commissions comprised 16% of the total paid.

As of December 31, 2012, we had 364 leases set to expire in 2013 of which the gross leaseable area of those leases was 1.5 million square feet. We are encouraged by our 2013 lease activity having achieved a comparable new and renewal rate of approximately 80% by number of leases.
Lodging Segment
Lodging facilities have characteristics different from those found in retail, student housing, and non-core properties. Revenue, operating expenses, and net income of lodging properties are directly tied to the daily hotel sales operation whereas these other asset classes generate revenue from medium to long-term lease contracts. Lodging facilities have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in lodging revenue as a result of declines in daily rental rates or daily occupancy when demand is reduced. Due to seasonality, we expect our lodging revenues to be greater during the second and third quarters with lower revenues in the first and fourth quarters.
We follow two practices common for REITs that own lodging properties: 1) association with national franchise organizations and 2) management of the properties by third-party hotel managers. We have aligned our portfolio with what we believe are the top franchise enterprises in the lodging industry: Marriott, Hilton, Intercontinental, Hyatt, Fairmont, and Starwood Hotels. By entering into franchise agreements with these organizations, we believe our lodging operations benefit from enhanced advertising, marketing, and sales programs through the franchisor (in this case, the organization) while the franchisee (in this case, us) pays only a fraction of the overall cost for these programs. Additionally, by using the franchise system we are also able to benefit from the frequent traveler rewards programs or “point awards” systems of the franchisor which we believe further bolsters occupancy and overall daily rental rates.

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
The following table reflects the types of properties within our lodging segment as of December 31, 2013.

Lodging Properties	Number of Properties	Number of Rooms	Average Occupancy for the Year ended December 31, 2013	Average Revenue Per Available Room for the Year ended December 31, 2013 ($)	Average Daily Rate for the Year 2013 ($)
Luxury	5	1,281	68%	$126	$185
Upper-Upscale	27	8,319	73%	114	156
Upscale	62	9,020	74%	97	130
Upper-Midscale	5	717	76%	100	132
	99	19,337	73%	$105	$143

Student Housing Segment
Our student housing portfolio consists of residential and mixed-use communities located close to university campuses and in urban infill locations. The student housing properties are high-end properties with amenities such as fitness centers, swimming pools, multimedia lounges, and sports courts. Most of the properties are marketed under the "University House" brand. We are increasing the size of our student housing portfolio through acquisitions and developments. In 2013, we acquired three properties and placed one property in service. The properties are leased on a per bed basis and typically are one year leases commencing in the fall season in conjunction with the beginning of the school year.
The following table reflects the types of properties within our student-housing segment as of December 31, 2013.

	Number of Properties	Total Beds	% of Economic Occupancy as of December 31, 2013	Total No. of Beds Occupied	Rent per Bed ($)
Student Housing	14	8,290	92%	7,632	$724

Non-core Segment
We are executing our long-term portfolio strategy by focusing on three specific real estate asset classes - retail, lodging, and student housing. The remaining assets outside of these asset classes are grouped together in the non-core segment. Our non-core segment is comprised of office properties, office and retail bank branches, single tenant retail properties, net lease properties and one conventional multi-family property.
The following table reflects the types of properties within our non-core segment as of December 31, 2013.

Non-core	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	Percentage of Economic Occupancy as of December 31, 2013	Total No. of Financially Active Leases as of December 31, 2013	Sum of Annualized Rent ($)	Average Rent PSF / Unit ($)
Single tenant retail	10	317,832	91%	7	$3,571	$12.32
Office	10	3,551,858	85%	20	51,099	16.93
Correctional facility	2	457,345	100%	2	12,076	26.40
Charter schools	8	364,710	100%	8	7,687	21.08
Distribution centers	14	2,371,404	87%	25	15,124	7.33
Conventional multi-family	1	194,097	97%	246	3,462	$1,173
	45	7,257,246	88%	308	$93,019

The following table represents lease expirations for the non-core segment, exclusive of multi-family lease activity:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2014	10	935,350	$9,351	15.1%	10.3%	$10.00
2015	9	217,089	2,560	3.5%	3.0%	11.79
2016	11	2,315,448	33,732	37.4%	37.3%	14.57
2017	5	270,775	5,167	4.4%	5.7%	19.08
2018	8	345,044	7,721	5.6%	8.5%	22.38
2019	4	676,863	8,370	10.9%	9.3%	12.37
2020	2	329,909	10,127	5.3%	11.2%	30.70
2021	2	226,979	3,268	3.7%	3.6%	14.40
2022	1	20,845	575	0.3%	0.6%	27.58
2023	—	—	—	—%	—%	—
Thereafter	10	854,359	9,536	13.8%	10.5%	11.16
	62	6,192,661	$90,408	100%	100%	$14.60
We believe the percentage of leases expiring over the next five years, ranging from 3% to 10%, except for 2016, is a manageable percentage of lease rollover. In 2016, the lease expires for a property with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market.

Item 3. Legal Proceedings
As previously disclosed, the SEC is conducting a non-public, formal, fact-finding investigation ("SEC Investigation") to determine whether there have been violations of certain provisions of the federal securities laws regarding our business manager fees, property management fees, transactions with our affiliates, timing and amount of distributions paid to our investors, determination of property impairments, and any decision regarding whether we might become a self-administered REIT. We have not been accused of any wrongdoing by the SEC. We also have been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. We have been cooperating fully with the SEC.
We cannot reasonably estimate the timing of the investigation, nor can we predict whether or not the investigation might have a material adverse effect on our business.
We have also received related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that our officers, our board of directors, our former business manager, and affiliates of our former business manager (the “Inland American Parties”) breached their fiduciary duties to us in connection with the matters that we disclosed are subject to the SEC Investigation. The first Derivative Demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income, resulting in the payment of fees to our former business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. The second Derivative Demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether we might become a self-administered REIT. We also received a letter from another stockholder that fully adopts and joins in the first Derivative Demand, but makes no additional demands on us to perform investigation or pursue claims.
Upon receiving the first of the Derivative Demands, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC Investigation. Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate. The special litigation committee is investigating these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.
On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The case has been stayed pending completion of the special litigation committee's investigation. We cannot reasonably estimate the timing of the special litigation committee investigation or the Derivative Demands, nor can we predict whether or not the special litigation committee investigation or Derivative Demands might have a material adverse effect on our business.
On April 26, 2013, two of our stockholders filed a putative class action in the United States District Court for the Northern District of Illinois against the Company, and current members and one former member of our board of directors ("the Defendants"). The complaint sought damages on behalf of plaintiffs and similarly situated individuals who purchased additional shares in the Company pursuant to our Distribution Reinvestment Plan ("DRP") on or after March 30, 2009. Plaintiffs allege that the Defendants breached their fiduciary duties to plaintiffs and to members of the putative class by inflating the yearly estimated share price announced by the Company and by selling shares in the DRP to plaintiffs and members of the putative class at those allegedly inflated prices. On November 18, 2013, the class action complaint was dismissed with prejudice for failing to state a claim that would entitle the plaintiffs to relief. The Court disagreed with the plaintiffs' allegations, noting in its memorandum opinion and order that the Company’s public disclosures fully described the manner in which the board estimated share value for the Company’s stock sold through the DRP. The Court entered judgment in favor of the Defendants. The plaintiffs appealed the judgment. As of February 26, 2014, the parties entered into a settlement agreement whereby the plaintiffs agreed to dismiss their appeal in exchange for a cash settlement from the Company. We believe that the amount of this settlement is not material, and is less than the amount the Defendants would have incurred in defending the appeal.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on “best efforts” offerings to comply with the rules published by the Financial Industry Regulatory Authority (“FINRA”).  On December 27, 2013, we announced an estimated value of our common stock equal to $6.94 per share.

The audit committee of our board of directors (“Audit Committee”) engaged Real Globe Advisors, LLC (“Real Globe”), an independent third-party real estate advisory firm to estimate the per share value of our common stock on a fully diluted basis as of December 31, 2013. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Audit Committee by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(b) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated December 17, 2013, reflects values as of December 31, 2013. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and ourselves, the business manager or any of our directors, on the other.

To estimate our per share value, Real Globe utilized the “net asset value” or “NAV” method which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of our total liabilities. The fair value estimate of our real estate assets is equal to the sum of the fair value estimates for its individual real estate assets. Generally, Real Globe estimated the value of our wholly owned real estate and real estate-related assets, such as joint ventures, using a discounted cash flow or “DCF” of projected net operating income, less capital expenditures, for each property, for the ten-year period ending December 31, 2023, and applying a “market supported” discount rate and capitalization rate. For all other assets including cash, other current assets and marketable securities, fair value was determined separately. Real Globe also estimated the fair value of our long-term debt obligations, including the current liabilities, by comparing current market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments. Real Globe determined NAV in a manner consistent with the definition of fair value under U.S. generally accepted accounting principles set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures.

Our business manager analyzed Real Globe’s report, which was based on capitalization and discount rates derived from third quarter 2013 industry published reports. For its analysis, the business manager used fourth quarter 2013 market data, from both third party sources and management’s industry knowledge (including the Company’s recent experience buying and selling real estate assets) to assess current trends and potential values. Based on this analysis, our business manager recommended to our Audit Committee an estimated share value within the Real Globe range, equal to $6.94 per share. On December 19, 2013, the Audit Committee met to review and discuss Real Globe’s report and our business manager’s recommendation. After meeting with each of them, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis and our business manager’s recommendation. At a full meeting of our board of directors also held on December 19, 2013, the Audit Committee made a recommendation to the board that the Company publish an estimate of share value as of December 31, 2013 equal to $6.94 per share. The board unanimously adopted this recommendation of estimated per share value, which assumes a weighted average exit capitalization rate equal to 7.52% and a discount rate equal to 9.16%. Real Globe considered this reasonable because each fell within the range of values included in its report.
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by our business manager were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent the: (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

The estimated value per share was unanimously adopted by our board on December 19, 2013 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently expect to update our estimated value per share at least every twelve months. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Share Repurchase Program
Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board later adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012. Our board subsequently adopted a Second Amended and Restated Share Repurchase Program (the “Second Amended Program”), which became effective February 1, 2012 and was suspended as of February 28, 2014. The board voted to suspend the Second Amended Program on January 29, 2014. We anticipate reinstating the Share Repurchase Program later in the year.
Under the Second Amended Program, we were permitted to repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that had died or from stockholders that had a “qualifying disability” or were confined to a “long-term care facility” (together, referred to herein as “hardship repurchases”). We were authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which was equal to $6.93 per share as of December 19, 2012 and $6.94 per share as of December 27, 2013. Our obligation to repurchase any shares under the Second Amended Program was conditioned upon our having sufficient funds available to complete the repurchase. Our board had initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the Second Amended Program have exceeded 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. For any calendar quarter, if the number of shares accepted for repurchase would have caused us to exceed the 5.0% limit, repurchases for death would have taken priority over any hardship repurchases, in each case in accordance with the procedures, and subject to the funding limits, described in the Second Amended Program and summarized herein.
If, on the other hand, the funds reserved for either category of repurchase under the Second Amended Program were insufficient to repurchase all of the shares for which repurchase requests have been received for a particular quarter, or if the number of shares accepted for repurchase would have caused us to exceed the 5.0% limit, we would have repurchased the shares in the following order:

•	for death repurchases, we would repurchase shares in chronological order, based upon the beneficial owner’s date of death; and

•
for hardship repurchases, we would repurchase shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we would repurchase all of that stockholder’s shares.

The table below outlines the shares of common stock we repurchased pursuant to the Second Amended Program during the three months ended December 31, 2013:

As of month ended,	Total Number of Share Requests (2)	Total Number of Shares Repurchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 31, 2013 (3)	—	1,731,356	$6.93	1,731,356	(1)
November 30, 2013	—	—	N/A	—	(1)
December 31, 2013 (4)	1,077,829	—	N/A	—	(1)

(1)
A description of the Second Amended Program, including the date that the program was amended, the dollar amount approved, the expiration date and the maximum number of shares that may be purchased thereunder is included in the narrative preceding this table.

(2)	Beginning in April 2012, shares were repurchased in the subsequent quarter that share requests were received.

(3)	There were 1,731.356 share requests outstanding as of the month ended September 30, 2013, which were repurchased in October 2013 at a price of $6.93 per share.

(4)	All share requests outstanding as of the month ended December 31, 2013 were repurchased in January 2014 at a price of $6.94 per share.
Stockholders
As of March 11, 2014, we had 184,020 stockholders of record.
Distributions
We have been paying monthly cash distributions since October 2005. During the years ended December 31, 2013 and 2012, we declared cash distributions, which are paid monthly in arrears to stockholders, totaling $450.1 million and $440.0 million, respectively, in each case equal to $0.50 per share on an annualized basis. During the years ended December 31, 2013 and 2012, we paid cash distributions of $449.3 million and $439.2 million, respectively. For Federal income tax purposes for the years ended December 31, 2013 and 2012, 0% and 87% of the distributions paid constituted a return of capital in the applicable year, respectively. The remaining portion of the distributions paid constituted ordinary income.

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
All shareholders who hold shares directly in record name may change at any time the method through which they receive their distributions from our transfer agent, and those shareholders will not have to pay any fees to us or our transfer agent to make such a change. Also, all shareholders are eligible to participate at no cost in our DRP. Accordingly, each shareholder may select the timing of receipt of distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the distributions. Because all shareholders may elect to have their distributions sent via ACH wire on the distribution payment date or credited on the distribution payment date to their DRP, we treat all of our shareholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for federal income tax purposes.

Shareholders who hold shares directly in record name and who would like to change their distribution payment method should complete a “Change of Distribution Election Form.” Also, shareholders who would like to participate in our DRP should complete the “Change of Distribution Election Form.” The form is available on our website under “Investor Relations-Forms.”

We note that the payment method for shareholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for shareholders who hold shares in a tax-deferred account, such as an IRA, is generally determined by the custodian for the account. Shareholders that currently hold shares through a broker or other nominee and would like to receive distributions via ACH wire or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, shareholders who hold shares in a tax-deferred account may need to hold shares outside of their tax-deferred accounts to change the method through which they receive their distributions. Shareholders who hold shares through a tax-deferred account and who would like to change the method through which they receive their distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax-deferred account.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2013.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column)
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan	29,000	$8.87	46,000
Equity compensation plans not approved by security holders	—	—	—
Total:	29,000	$8.87	46,000
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

	As of and for the year ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$9,662,464	$10,759,884	$10,919,190	$11,391,502	$11,328,211
Debt	$4,153,099	$6,006,146	$5,902,712	$5,532,057	$5,085,899
Operating Data:
Total income	$1,321,837	$1,119,023	$920,385	$802,402	$691,322
Total interest and dividend income	$19,267	$23,386	$22,860	$33,068	$55,161
Net income (loss) attributable to Company	$244,048	$(69,338)	$(316,253)	$(176,431)	$(397,960)
Net income (loss) per common share, basic and diluted	$0.27	$(0.08)	$(0.37)	$(0.21)	$(0.49)
Common Stock Distributions:
Distributions declared to common stockholders	$450,104	$440,031	$429,599	$417,885	$405,337
Distributions per weighted average common share	$0.50	$0.50	$0.50	$0.50	$0.51
Funds from Operations:
Funds from operations (a)	$459,608	$476,713	$443,460	$321,828	$142,601
Cash Flow Data:
Cash flows provided by operating activities	$422,813	$456,221	$397,949	$356,660	$369,031
Cash flows provided by (used in) investing activities	$922,624	$(118,162)	$(286,896)	$(380,685)	$(563,163)
Cash flows provided by (used in) financing activities	$(1,246,979)	$(335,443)	$(160,597)	$(208,759)	$(250,602)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	899,842,722	879,685,949	858,637,707	835,131,057	811,400,035

(a)
We consider Funds from Operations, or “FFO” a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as FFO, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on depreciable property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, these impairment charges are added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		Year ended December 31,
		2013	2012	2011
Funds from Operations:
	Net income (loss) attributable to Company	$244,048	$(69,338)	$(316,253)
Add:	Depreciation and amortization related to investment properties	383,969	438,755	439,077
	Depreciation and amortization related to investment in unconsolidated entities	34,766	48,840	63,645
	Provision for asset impairment	248,230	37,830	24,051
	Provision for asset impairment included in discontinued operations	4,476	45,485	139,590
	Impairment of investment in unconsolidated entities	6,532	9,365	113,621
	Impairment reflected in equity in earnings of unconsolidated entities	—	470	16,739
	Gain on sale of property reflected in net income attributed to noncontrolling interest	—	5,439	—
Less:	Gains from property sales and transfer of assets	456,563	40,691	16,510
	Net Gains from property sales reflected in equity in earnings of unconsolidated entities, net	2,792	2,399	11,141
	Gains (loss) from sales of investment in unconsolidated entities	3,058	(2,957)	7,545
	Noncontrolling interest share of depreciation and amortization related to investment properties	—	—	1,814
	Funds from operations	$459,608	$476,713	$443,460
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	Year ended December 31,
	2013	2012	2011
Gain on conversion of note receivable to equity interest	$—	$—	$(17,150)
Payment from note receivable previously impaired	—	—	(2,422)
Gain on notes receivable	(5,334)	—	—
Impairment on securities	1,052	1,899	24,356
Straight-line rental income	(8,147)	(11,010)	(13,841)
Amortization of above/below market leases	(2,659)	(2,271)	(1,326)
Amortization of mark to market debt discounts	5,929	6,488	7,973
(Gain) loss on extinguishment of debt	18,777	(9,478)	(10,848)
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	(5,709)	(2,176)	—
Acquisition costs	2,987	1,644	1,680

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, acquisitions and dispositions, amount and timing of anticipated future cash distributions, amount and timing of anticipated cash proceeds from previously announced sale transactions, including from the sale of the Company's core net lease assets, and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K . These factors include, but are not limited to: market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company's ability to satisfy closing conditions required for the consummation of acquisitions and dispositions, including the Company's ability to obtain lender consents and other third party consents and the timing of such consents; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners, including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
The following discussion and analysis relates to the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.
Overview
In 2013, we made significant strides in the execution of our portfolio strategy, focusing our diversified assets in three specific real estate asset classes (retail, lodging and student housing), while maintaining a sustainable distribution rate funded by our operations, distributions from unconsolidated entities, and gain on sale of properties. We disposed of assets we determined to be less strategic and reinvested the capital in real estate assets that we believe will produce attractive current yields and long-term risk-adjusted returns to our stockholders. For our existing portfolio, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.
On a consolidated basis, essentially all of our revenues and cash flows from operations for the year ended December 31, 2013 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.
In 2013, we saw total net operating income increase from $513.6 million to $577.9 million for the year ended December 31, 2012 to 2013. The increase of $64.3 million or 12.5% was primarily due to a full year of operations for our lodging and student housing properties we purchased in 2012 and the approximately $1.2 billion of properties purchased in 2013. The remainder of the increase of $10.0 million or 2.2% was driven by our lodging same store properties' operating performance.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Funds from Operations (“FFO”), a supplemental non-GAAP measure to net income determined in accordance with GAAP

•	Cash flow from operations as determined in accordance GAAP

•
Property net operating income (NOI), which excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments

•	Economic and physical occupancy and rental rates

•	Leasing activity and lease rollover

•	Managing operating expenses

•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties

•	Debt maturities and leverage ratios

•	Liquidity levels
During 2014, we will continue to execute on our strategy of disposing less strategic assets and deploying the capital into segments we believe have opportunity for higher performance, which are multi-tenant retail, lodging, and student housing. For our non-core properties, we strive to improve individual property performance to increase each property’s value. While we believe we will continue to see overall same store operating performance increases in 2014, we could see significant disposition activity in 2014. This disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment.
We expect to see increased same store operating performance in our lodging and student housing segments in 2014 as we continue to execute our investment strategy in these segment classes. The lodging industry is expected to have continued positive growth for 2014 and rental growth is projected to continue for the student housing properties in 2014. Our retail portfolio is expected to maintain high occupancy and have manageable lease rollover in the next three years. We believe the retail segment same store income will be consistent with 2013 results. In addition, we expect to see similar or slightly decreased operating performance in our non-core portfolio in 2014.
We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2014. We believe we will be maintain our cash distribution in 2014 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the years ended December 31, 2013, 2012 and 2011. We generate most of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire years ended December 31, 2013 and 2012 and December 31, 2012 and 2011, respectively, are referred to herein as “same store” properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

Comparison of the years ended December 31, 2013, 2012 and 2011

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net income (loss) attributable to Company	$244,048	$(69,338)	$(316,253)
Net income (loss) per common share, basic and diluted	$0.27	$(0.08)	$(0.37)
Our net income increased from the year ended December 31, 2012 to 2013 primarily due to the gains on sales of properties for the year ended December 31, 2013 compared to 2012. A gain on sale of property of $442,577 was included in our income from discontinued operations for the year ended December 31, 2013. This gain was offset by our asset impairments of $247,372 for the same period.

Our net loss decreased from the years ended December 31, 2011 to 2012 primarily due to a decrease in one-time impairment charges to unconsolidated entities and to various properties for the year ended December 31, 2012 compared to 2011. Additionally, operating income increase from same store growth as our lodging and multi-family (student housing and apartments) operating performance increased and from a full year of operations for retail and lodging properties acquired in late 2011 and early 2012.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	2013 Increase (decrease) from 2012	2012 Increase (decrease) from 2011
Income:
Rental income	$361,678	$347,647	$327,052	$14,031	$20,595
Tenant recovery income	71,207	73,214	66,655	(2,007)	6,559
Other property income	7,202	5,714	8,838	1,488	(3,124)
Lodging income	881,750	692,448	517,840	189,302	174,608
Operating Expenses:
Lodging operating expenses	$574,224	$449,397	$330,185	$124,827	$119,212
Property operating expenses	84,107	77,694	77,691	6,413	3
Real estate taxes	85,597	78,348	68,255	7,249	10,093
Provision for asset impairment	242,896	37,830	24,051	205,066	13,779
General and administrative expenses	55,549	36,815	31,026	18,734	5,789
Business management fee	37,962	39,892	40,000	(1,930)	(108)
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

•
There was a slight increase in property income for the year ended December 31, 2013 compared to 2012. The increase was a result of the full year of operations for the properties acquired in 2012 as well as the operating performance of the properties acquired in 2013. Same store property performance remained stable. Same store property income amounted to $386,588 in 2013 and $387,289 in 2012, which resulted in a 0.2% decrease. Comparatively, same store operating expenses were $143,585 in 2013 and $142,235 in 2012, an increase of 0.9%.

•
There was a slight increase in property income for the year ended December 31, 2012 compared to 2011. The increase was a result of the full year of operations for the properties acquired in 2011 as well as the operating performance of the properties acquired in 2012. Same store property performance remained stable. Same store property income amounted to $372,328 in 2012 compared to $371,359 in 2011, which was less than a 1% increase. In correlation, same store property operating expenses amounted to $135,067 in 2012 compared to $133,506 in 2011, which was a 1.2% increase.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through sales of rooms and associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
The $189,302 increase in lodging operating income for the year ended December 31, 2013 compared to 2012 was primarily a result of the addition of hotels acquired in 2012 and 2013, which were mostly in the upper-upscale or luxury classification, We acquired fourteen hotels in 2013 and seven hotels in 2012. Additionally, $24,035 of the increase was due to improved same store performance as a result of higher rental rates. Same store average daily rates increased from $131 in 2012 to $136 in 2013. The addition of these upper-upscale and luxury properties to our portfolio resulted in higher operating costs. The increase in lodging expenses of $124,827, or 28%, for 2013 was directly correlated to the percentage increase in income of 27%.

•
The $174,608 increase in lodging operating income for the year ended December 31, 2012 compared to 2011 was a result of the addition of hotels acquired in 2012 as well as an increase in our same store properties' performance. We acquired five hotels in the first quarter of 2012 and were able to obtain nine months of operating performance. The remaining $26,303 of the increase was due to improved same store performance as a result of higher rental rates. Same store average daily rates increased from $125 in 2011 to $129 in 2012. The increase in lodging expenses of $119,212, or 36%, for 2012 was directly correlated to the percentage increase in income of 34%.

Provision for Asset Impairment

•
For the year ended December 31, 2013, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As part of our analysis, we identified one property, a large single tenant office property, in which we were exploring a potential disposition. After we began exploring a potential sale of the property, we became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, we analyzed various leasing and sale scenarios for the single tenant property. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. As a result, we recorded a provision for asset impairment of $147,480 during the second quarter 2013. Overall, we recorded a provision for asset impairment of $248,230 for continuing operations and $4,476 for discontinued operations, to reduce the book value of certain investment properties to their fair values. Offsetting the impairment charges, due to a change in the amount of an impaired note's expected future cash flows, we reduced the note's impairment allowance, resulting in a gain of $5,334.

•
For the years ended December 31, 2012 and 2011, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets’ dispositions. As a result, we recorded a provision for asset impairment of $37,830 and $24,051 in continuing operations, respectively, to reduce the book value of certain investment properties to their new fair values. We disposed of many of the properties impaired in 2012 and 2011 by December 31, 2013. The related impairment charges of $45,485 and $139,590, respectively, are reflected in discontinued operations.

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

•
We incurred a business management fee of $37,962, $39,892 and $40,000, which is equal to 0.37%, 0.35%, and 0.35% of average invested assets for the years ended December 31, 2013, 2012 and 2011, respectively.

•
The increase in general and administrative expenses of $18,734 from $36,815 to $55,549 for the years ended December 31, 2012 to 2013, respectively, was primarily a result of increased legal costs, increased consulting and professional fees due to our large amount of transaction activity and the execution of our portfolio strategy, as well as increased salary expenses resulting from additional personnel, which is reimbursed to the business manager.

•
The increase in general and administrative expenses of $5,789 from $31,026 to $36,815 for the years ended December 13, 2012 and 2011, respectively, was primarily a result of increased legal costs and increased salary expenses as a result of a shift in personnel from our property managers to our business manager.

Non-Operating Income and Expenses:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	2013 Increase (decrease) from 2012	2012 Increase (decrease) from 2011
Non-operating income and expenses:
Other income	$15,335	$2,010	$19,694	$13,325	$(17,684)
Interest expense	(212,263)	(209,353)	(215,790)	2,910	(6,437)
Equity in income (loss) of unconsolidated entities	11,958	1,998	(12,802)	9,960	14,800
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(3,473)	(12,322)	(106,023)	(8,849)	93,701
Realized gain, (loss) and (impairment) on securities, net	31,539	4,319	(16,219)	27,220	20,538
Income (loss) from discontinued operations, net	459,588	46,780	(42,256)	412,808	89,036
Other Income

•
The increase in other income for the year ended December 31, 2013 compared to 2012 was primarily a result of the gain recognized on fourteen multi-tenant retail properties contributed to the IAGM Retail Fund I, LLC joint venture. We have an equity interest in the IAGM Retail Fund I, LLC joint venture; therefore we have a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale of $12,783 for the year ended December 31, 2013, and the activity related to the contributed properties remain in continuing operations on the consolidated statements of operations and other comprehensive income.

•
The decrease in other income for the year ended December 31, 2012 compared to 2011 was primarily due to the gain recognized on the conversion of a note receivable to equity of $17,150 in an unconsolidated entity for the year ended December 31, 2011.

Interest Expense

•
Interest expense from continuing operations remained largely unchanged for the year ended December 31, 2013 compared to 2012 with balances of $212,263 and $209,353, respectively. However, additional interest expense of $72,906 and $111,281 was reflected in discontinued operations for the years ended December 31, 2013 and 2012, respectively. In total interest expense decreased for the year ended December 31, 2013 compared to 2012 with balances of $285,169 and $320,634, respectively. This was primarily due to the decrease in the principal amount of our total debt (including mortgages, line of credit, and mortgages held for sale) as of December 31, 2013 compared to 2012 with balances of $4,920,180 and $5,867,004, respectively.

•
Interest expense from continuing operations decreased for the year ended December 31, 2012 compared to 2011 with balances of $209,353 and $215,790, respectively. However, additional interest expense of $111,281 and $101,682 was reflected in discontinued operations for the years ended December 31, 2012 and 2011, respectively. In total interest expense increased for the year ended December 31, 2012 compared to 2011 with balances of $320,634 and $317,472, respectively. This was primarily due to the increase in the principal amount of our total debt as of December 31, 2012 compared to 2011 with balances of $5,867,004 to $5,781,855.

•	Our weighted average interest rate on total outstanding debt was 4.95%, 5.10%, and 5.20% per annum for the years ended December 31, 2013, 2012 and 2011, respectively.

Equity in Income (Loss) of Unconsolidated Entities
Our equity in income of unconsolidated entities includes the income we pick up from each joint venture's operating income or loss. Also included in this figure are any one-time adjustments associated with the transactions of the joint venture.

•
For the year ended December 31, 2013, the equity in income of unconsolidated entities in 2013 was primarily a result of a gain on the property sales of $3,015 in one unconsolidated entity and a gain on the extinguishment of debt of $5,709 in an unconsolidated entity.

•
For the year ended December 31, 2012, the equity in income of unconsolidated entities in 2012 was largely a result of a $4,575 gain from our share of property sales and extinguishment of debt in two unconsolidated entities offset by an impairment charge recognized by one unconsolidated entity of which our portion was $470.

•
For the year ended December 31, 2011, the equity in loss of unconsolidated entities was largely a result of impairment charges recognized by two unconsolidated entities of which our portion was $16,739, offset by a $11,141 gain from our share of property sales in two unconsolidated entities.

Gain, (Loss) and (Impairment) of Investment in Unconsolidated Entities, net

•	For the year ended December 31, 2013, we recorded an impairment of $6,532 in two unconsolidated joint ventures. We also recorded a net gain of $3,058 on sales of four unconsolidated entities.

•
For the year ended December 31, 2012, we recorded an impairment of $9,365 on three of our investments in unconsolidated entities. Additionally, we recorded losses on the sales of 100% of our equity in one joint venture of $1,556 and a lodging joint venture of $1,401.

•
For the year ended December 31, 2011, we recorded an impairment of $113,621 on an investment in an unconsolidated entity. The impairment was offset by a $7,545 gain on our investment in unconsolidated entities due to the sale of 100% of our equity in one joint venture.

Realized Gain, (Loss) and (Impairment) on Securities, net

•	For the year ended December 31, 2013, there was a $1,052 impairment charge for equity securities offset by a $32,591 net realized gain.

•	For the year ended December 31, 2012, there was a $1,899 impairment charge for equity securities offset by a $6,218 net realized gain.

•	For the year ended December 31, 2011, the loss was primarily due to a $24,356 impairment charge for equity securities offset by an $8,137 realized gain.
Discontinued Operations

•
For the year ended December 31, 2013 we recorded income of $459,588 from discontinued operations, which primarily included a gain on sale of properties of $442,577, a gain on extinguishment of debt of $18,285, a gain on transfer of assets of $16, and provision for asset impairment of $4,476.

•
For the year ended December 31, 2012, we recorded income of $46,780 from discontinued operations, which primarily included a gain on sale of properties of $39,236, a gain on extinguishment of debt of $9,478, a gain on transfer of assets of $2,175, and provision for asset impairment of $45,485.

•
For the year ended December 31, 2011, we recorded a loss of $42,256 from discontinued operations, which primarily included a gain on sale of properties of $11,457, a gain on extinguishment of debt of $10,848, a gain on transfer of assets of $4,546 and a provision for asset impairment of $139,590.

Segment Reporting

Our long-term portfolio strategy is to focus on three asset classes - retail, lodging, and student housing. During the year ended December 31, 2013, we executed on this strategy by disposing of 313 non-strategic assets as well as classifying 224 non-strategic assets as held for sale.  Therefore, beginning on September 30, 2013, we restated our business segments to: Retail, Lodging, Student Housing, and Non-core.  Net operating income for the years ended December 31, 2012 and 2011 have been restated to reflect the change in business segments. The non-core segment includes office properties, industrial properties, bank branches, retail single tenant properties, and a conventional multi-family property. We have concentrated our efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We evaluate segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 232 and 226 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2013 and 2012 and December 31, 2012 and 2011, respectively, and are referred to herein as “same store” properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2013, 2012 and 2011. The rental rates reflected in retail, student housing and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

Retail Segment
Our retail segment now consists solely of multi-tenant retail properties in order to present information consistent with our long-term portfolio investment strategy. Our retail segment net operating income on a same store basis remained stable for the year ended December 31, 2013 compared to the year ended December 31, 2012, slightly down $856 or 0.5%. On a total segment basis, we saw a decrease in total net operating income of $8,950 or 4.4%. This was primarily a result of the 14 properties we contributed to the IAGM Retail Fund I, LLC joint venture. For the year ended December 31, 2012, a full year of operations was included in net operating income, whereas for the year ended December 31, 2013, only operations through the disposition date in early April 2013 are included in net operating income.
Our retail segment net operating income on a same store basis grew slightly for the year ended December 31, 2012 compared to the year ended December 31, 2011, up $1,973 or 1.2%. This was a result of stable same store economic occupancy and comparable lease rates year to year. On a total segment basis, we saw an increase in total net operating income of $14,679 or 7.7%. This was due to a full year of operations for our acquisitions in 2011 as well as property operating performance for our 2012 acquisitions.
We believe that fundamentals in the retail segment are slowly improving. Current market outlook indicates well-timed acquisitions as well as divestiture of low-quality assets are essential to sustainable growth. Sustainable growth is also supported by the strong demand for grocery-anchored retail centers, which are part of our retail acquisition strategy due to their resiliency to e-commerce. With limited new development and construction, we have a positive view of this segment long-term. Our retail portfolio strategy is to focus our capital in favorable demographic and geographic locations where rental and net operating income growth is expected. For current properties in the portfolio, we continue to maintain our expense controls and our successful property marketing programs and enhance current tenant relationships. We focus on new consumer trends and reevaluate tenant synergy as leases mature in an effort to guarantee proper tenant diversity at our properties.

	Total Retail Properties
	As of December 31,
	2013	2012	2011
Physical occupancy	90%	91%	91%
Economic occupancy	91%	92%	93%
Rent per square foot	$13.57	$13.30	$13.21
Investment in properties, undepreciated	$2,641,706	$3,076,434	$3,014,731

Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire years ended December 31, 2013 and 2012. Activity in the non-same store column for the years ended December 31, 2013 and 2012 includes those properties contributed to the IAGM joint venture.

Retail	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$199,711	$15,423	$215,134	$200,698	$25,848	$226,546	$(987)	(0.5)%	$(11,412)	(5.0)%
Straight line adjustment	4,041	1,157	5,198	3,904	920	4,824	137	3.5%	374	7.8%
Tenant recovery income	59,276	5,654	64,930	58,632	7,522	66,154	644	1.1%	(1,224)	(1.9)%
Other property income	3,592	230	3,822	2,979	(293)	2,686	613	20.6%	1,136	42.3%
Total income	266,620	22,464	289,084	266,213	33,997	300,210	407	0.2%	(11,126)	(3.7)%
Expenses:
Property operating expenses	50,313	3,818	54,131	50,901	5,706	56,607	588	1.2%	2,476	4.4%
Real estate taxes	36,505	2,990	39,495	34,654	4,541	39,195	(1,851)	(5.3)%	(300)	(0.8)%
Total operating expenses	86,818	6,808	93,626	85,555	10,247	95,802	(1,263)	(1.5)%	2,176	2.3%
Net operating income	$179,802	$15,656	$195,458	$180,658	$23,750	$204,408	$(856)	(0.5)%	$(8,950)	(4.4)%

Average occupancy for the period	91%	-	91%	92%	-	92%
Number of Properties	113	6	119	113	2	115

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the entire years ended December 31, 2012 and 2011. Activity in the non-same store column for the years ended December 31, 2012 and 2011 includes those properties contributed to the IAGM joint venture.

Retail	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$188,996	$37,550	$226,546	$188,519	$22,517	$211,036	$477	0.3%	$15,510	7.3%
Straight line adjustment	4,114	710	4,824	4,933	9	4,942	(819)	(16.6)%	(118)	(2.4)%
Tenant recovery income	56,316	9,838	66,154	53,732	7,037	60,769	2,584	4.8%	5,385	8.9%
Other property income	2,972	(286)	2,686	3,599	1,066	4,665	(627)	(17.4)%	(1,979)	(42.4)%
Total income	252,398	47,812	300,210	250,783	30,629	281,412	1,615	0.6%	18,798	6.7%
Expenses:
Property operating expenses	48,887	7,720	56,607	49,794	5,359	55,153	907	1.8%	(1,454)	(2.6)%
Real estate taxes	33,359	5,836	39,195	32,810	3,720	36,530	(549)	(1.7)%	(2,665)	(7.3)%
Total operating expenses	82,246	13,556	95,802	82,604	9,079	91,683	358	0.4%	(4,119)	(4.5)%
Net operating income	$170,152	$34,256	$204,408	$168,179	$21,550	$189,729	$1,973	1.2%	$14,679	7.7%

Average occupancy for the period	91%	-	92%	93%	-	93%
Number of Properties	111	4	115	111	2	113

Lodging Segment
During 2013, we made significant progress on our lodging portfolio strategy, to move out of certain midscale lodging assets and into more urban, full service properties by acquiring four luxury, nine upper-upscale, and one upscale lodging assets and disposing of three midscale lodging assets. Refining the assets in our lodging portfolio coupled by the significant improvement in the lodging industry has driven the increase in our operating performance for this sector. Our total net operating income for lodging has increased from $164,353 to $212,219 to $272,270, for the years ended December 31, 2011, 2012 and 2013 respectively. In addition, revenue per available room ("RevPAR") grew 8.2% from $96 as of December 31, 2012 to $105 as of December 31, 2013 because the average daily rate ("ADR") grew 6.8% from $133 to $143 while occupancy remained stable at 73.0% for each period. RevPAR grew 7.8% from $90 as of December 31, 2011 to $96 as of December 31, 2012 because ADR grew 5.6% from $125 to $133 and occupancy increased from 72.0% to 73.0%.
Significant growth of RevPAR has occurred in the lodging industry since 2011. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues. The lodging industry has seen a recovery in business travelers and leisure transient and our operating managers have been able to push rates which has improved the performance of our lodging segment. On a same store basis, net operating income increased 6.8% for the years ended December 31, 2012 to December 31, 2013, from $183,465 to $195,964. The same store properties for the years ended December 31, 2011 and December 31, 2012 also had an increase in net operating income of 7.1%, from $155,973 to $166,977.
We are optimistic our lodging portfolio will continue its strong performance in 2014 with increases in RevPAR and ADR. Our lodging portfolio was presented with certain challenges in select markets related to slowing government business although this was partially offset by strong business and leisure travel. Due to our diverse hotel portfolio, we continued to outperform the total U.S. market as measured by RevPAR growth, and maximize average daily rate, which is the catalyst to our portfolio profitability.  We expect that supply growth will remain below historical levels for the next several years which we believe will support the fundamentals for the lodging segment. Market trends for 2014 also indicate greater gains in average daily rates and occupancy for luxury and upper upscale hotel chains. The increase in our same store growth and the acquisitions of high end lodging properties supports our long-term investment portfolio strategy.

	Total Lodging Properties
	For the year ended December 31,
	2013	2012	2011
Revenue per available room	$105	$96	$90
Average daily rate	$143	$133	$125
Occupancy	73%	72%	72%
Investment in properties, undepreciated, as of December 31	$4,211,699	$3,293,305	$2,854,577
Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the entire years ended December 31, 2013 and 2012.

Lodging	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$603,098	$278,652	$881,750	$579,063	$113,385	$692,448	$24,035	4.2%	$189,302	27.3%
Expenses:
Lodging operating expenses	380,274	193,950	574,224	368,324	81,073	449,397	(11,950)	(3.2)%	(124,827)	(27.8)%
Real estate taxes	26,860	8,396	35,256	27,274	3,558	30,832	414	1.5%	(4,424)	(14.3)%
Total operating expenses	407,134	202,346	609,480	395,598	84,631	480,229	(11,536)	(2.9)%	(129,251)	(26.9)%
Net operating income	$195,964	$76,306	$272,270	$183,465	$28,754	$212,219	$12,499	6.8%	$60,051	28.3%

Average occupancy for the period	73%	-	73%	73%	-	72%
Number of Properties	78	21	99	78	7	85

Room Rev Par	$100	-	$105	$95	-	$96
Average Daily Rate	$136	-	$143	$131	-	$133

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the lodging segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the years ended December 31, 2012 and 2011.

Lodging	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$509,425	$183,023	$692,448	$483,122	$34,718	$517,840	$26,303	5.4%	$174,608	33.7%
Expenses:
Lodging operating expenses	318,377	131,020	449,397	304,773	25,412	330,185	(13,604)	(4.5)%	(119,212)	(36.1)%
Real estate taxes	24,071	6,761	30,832	22,376	926	23,302	(1,695)	(7.6)%	(7,530)	(32.3)%
Total operating expenses	342,448	137,781	480,229	327,149	26,338	353,487	(15,299)	(4.7)%	(126,742)	(35.9)%
Net operating income	$166,977	$45,242	$212,219	$155,973	$8,380	$164,353	$11,004	7.1%	$47,866	29.1%

Average occupancy for the period	73%	-	72%	72%	-	72%
Number of Properties	75	10	85	75	3	78

Room Rev Par	$95	-	$96	$90	-	$90
Average Daily Rate	$129	-	$133	$125	-	$125
Student Housing Segment

Our student housing segment was formerly a part of the historical multi-family segment. It is now being presented as its own segment consistent with our long-term portfolio strategy. Our student housing segment has seen strong growth from 2011. Total net operating income increased from $15,175 to $19,830 to $35,462 from December 31, 2011 to 2012 to 2013, respectively. The increase in net operating income was primarily driven by our acquisitions. In 2013 and 2012, we purchased five and developed three student housing properties to add to our portfolio. Rents per bed also increased from $655 in 2011 to $670 in 2012 to $724 in 2013. Our rental rates in student housing rose significantly in 2013 compared to 2012 due to favorable market conditions as well as the addition of new properties. Occupancy remained stable across each year at 92% , 93% , and 92% for the years ended December 31, 2011, 2012 and 2013, respectively.

Our student housing segment continues to perform strongly and in line with market expectations. In 2014, we plan to build on this success through acquisitions and continued development. Assets targeted for acquisition and land planned for development include properties that are within walking distance to campus, near schools that have low acceptance rates, are highly ranked academically, and have large enrollments (over 20,000 students). Our current portfolio and investment strategy targets properties meeting these key criteria. We also aim to increase our occupancy and rents in line with market trends in 2014, and expect this to increase our net operating income for the student housing segment.

	Total Student Housing Properties
	As of December 31,
	2013	2012	2011
Economic occupancy	92%	93%	92%
End of month scheduled rent per bed per month	$724	$670	$655
Investment in properties, undepreciated	$710,211	$420,555	$248,938

Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the student-housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the years ended December 31, 2013 and 2012.

Student Housing	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$26,356	$29,417	$55,773	$25,295	$4,939	$30,234	$1,061	4.2%	$25,539	84.5%
Straight line adjustment	133	240	373	169	—	169	(36)	(21.3)%	204	120.7%
Tenant recovery income	455	66	521	429	—	429	26	6.1%	92	21.4%
Other property income	1,497	1,312	2,809	1,400	350	1,750	97	6.9%	1,059	60.5%
Total income	28,441	31,035	59,476	27,293	5,289	32,582	1,148	4.2%	26,894	82.5%
Expenses:
Property operating expenses	11,193	8,224	19,417	10,952	(50)	10,902	(241)	(2.20)%	(8,515)	(78.1)%
Real estate taxes	1,906	2,691	4,597	1,798	52	1,850	(108)	(6.0)%	(2,747)	(148.5)%
Total operating expenses	13,099	10,915	24,014	12,750	2	12,752	(349)	(2.7)%	(11,262)	(88.3)%
Net operating income	$15,342	$20,120	$35,462	$14,543	$5,287	$19,830	$799	5.5%	$15,632	78.8%

Average occupancy for the period	93%	-	87%	91%	-	92%
Number of Properties	6	8	14	6	4	10

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the years ended December 31, 2012 and 2011.

Student Housing	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$25,295	$4,939	$30,234	$24,706	—	$24,706	$589	2.4%	$5,528	22.4%
Straight line adjustment	169	—	169	145	—	145	24	16.6%	24	16.6%
Tenant recovery income	429	—	429	446	—	446	(17)	(3.8)%	(17)	(3.8)%
Other property income	1,400	350	1,750	1,569	—	1,569	(169)	(10.8)%	181	11.5%
Total income	27,293	5,289	32,582	26,866	—	26,866	427	1.6%	5,716	21.3%
Expenses:
Property operating expenses	10,952	(50)	10,902	10,048	—	10,048	(904)	(9.0)%	(854)	(8.5)%
Real estate taxes	1,798	52	1,850	1,643	—	1,643	(155)	(9.4)%	(207)	(12.6)%
Total operating expenses	12,750	2	12,752	11,691	—	11,691	(1,059)	(9.1)%	(1,061)	(9.1)%
Net operating income	$14,543	$5,287	$19,830	$15,175	—	$15,175	$(632)	(4.2)%	$4,655	30.7%

Average occupancy for the period	91%	-	92%	92%	-	92%
Number of Properties	6	4	10	6	-	6

Non-core Segment
We are executing our long-term portfolio strategy by focusing on three specific real estate asset classes - retail, lodging, and student housing. The remaining assets outside of these asset classes are grouped together in the non-core segment. Our non-core segment consists of 24 industrial properties, ten office properties, ten single tenant retail properties, and one conventional apartment property. On December 31, 2013, the Company entered into a definitive agreement and purchased our partner's interest in D.R. Stephens Institutional Fund, LLC, a joint venture. This resulted in the Company obtaining control of the venture and consolidating ten industrial properties. The ten industrial properties are included in our property count as of December 31, 2013, but we have not reflected income from the properties in 2013 because we acquired the properties on the last day of the year. The segment consists of a diverse portfolio of assets, each with a different performance goal. We continue to focus on long term value for the individual assets in the non-core segment.
A large part of our remaining non-core portfolio are net-lease properties which are expected to have limited lease rollover in the immediate future.
Our non-core same store net operating income decreased by $2,408 or 3%, from $77,127 at December 31, 2012 to $74,719 at December 31, 2013. This decrease was primarily driven by various tenants re-leasing at lower rates for two multi-tenant office properties. Non-core same store net operating income decreased slightly from $76,875 to $76,637, or $238 and 0.3% from December 31, 2011 to 2012.

	Total Non-core Properties
	As of December 31,
	2013	2012	2011
Physical occupancy	88%	90%	92%
Economic occupancy	88%	90%	92%
Rent per square foot	$14.46	$15.57	$15.37
End of month scheduled rent per conventional unit per month	$1,173	$1,136	$1,158
Investment in properties, undepreciated	$968,323	$2,884,812	$3,700,857

Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the non-core segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the years ended December 31, 2013 and 2012.

Non-core	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$85,039	—	$85,039	$86,510	—	$86,510	$(1,471)	(1.7)%	$(1,471)	(1.7)%
Straight line adjustment	161	—	161	(636)	—	(636)	797	(125.3)%	797	(125.3)%
Tenant recovery income	5,756	—	5,756	6,631	—	6,631	(875)	(13.2)%	(875)	(13.2)%
Other property income	571	—	571	1,278	—	1,278	(707)	(55.3)%	(707)	(55.3)%
Total income	91,527	—	91,527	93,783	—	93,783	(2,256)	(2.4)%	(2,256)	(2.4)%
Expenses:
Property operating expenses	10,559	—	10,559	10,185	—	10,185	(374)	(3.7)%	(374)	(3.7)%
Real estate taxes	6,249	—	6,249	6,471	—	6,471	222	3.4%	222	3.4%
Total operating expenses	16,808	—	16,808	16,656	—	16,656	(152)	(0.9)%	(152)	(0.9)%
Net operating income	$74,719	—	$74,719	$77,127	—	$77,127	$(2,408)	(3.1)%	$(2,408)	(3.1)%

Average occupancy for the period	89%	-	88%	90%	-	90%
Number of Properties	35	10	45	35	-	35

Comparison of Years Ended December 31, 2012 and 2011
The table below represents operating information for the non-core segment and for the same store portfolio consisting of properties acquired prior to January 1, 2011. The properties in the same store portfolio were owned for the years ended December 31, 2012 and 2011.

Non-core	For the year ended December 31, 2012			For the year ended December 31, 2011			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental Income	$85,783	$727	$86,510	$86,593	$262	$86,855	$(810)	(0.9)%	$(345)	(0.4)%
Straight line adjustment	(394)	(242)	(636)	(226)	(406)	(632)	(168)	74.3%	(4)	0.6%
Tenant recovery income	5,994	637	6,631	4,781	659	5,440	1,213	25.4%	1,191	21.9%
Other property income	1,254	24	1,278	2,562	42	2,604	(1,308)	(51.1)%	(1,326)	(50.9)%
Total revenues	92,637	1,146	93,783	93,710	557	94,267	(1,073)	(1.1)%	(484)	(0.5)%
Expenses:
Property operating expenses	9,956	229	10,185	12,262	228	12,490	2,306	18.8%	2,305	18.5%
Real estate taxes	6,044	427	6,471	4,573	2,207	6,780	(1,471)	(32.2)%	309	4.6%
Total operating expenses	16,000	656	16,656	16,835	2,435	19,270	835	5.0%	2,614	13.6%
Net operating income	$76,637	$490	$77,127	$76,875	$(1,878)	$74,997	$(238)	(0.3)%	$2,130	2.8%

Average occupancy for the period	90%	-	90%	92%	-	92%
Number of Properties	34	1	35	34	1	35

Developments
We have development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties and our equity investments or contributions. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail, lodging, and student housing segments.
The properties under development and all amounts set forth below are as of December 31, 2013. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet / Beds / Rooms	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American ($) (c)	Note Payable as of Dec. 31 2013 ($)	Estimated Placed in Service Date (d) (e)
Woodbridge (f)	Wylie, TX	Retail	519,745	$44,932	$69,019	$—	$18,049	(f)
UH at Charlotte	Charlotte, NC	Student Housing	670 beds	12,063	49,533	8,571	1	Q3 2015
UH Tempe Phase II Development	Tempe, AZ	Student Housing	269 beds	1,938	25,237	3,783	—	Q3 2015
UH at Georgia Tech	Atlanta, GA	Student Housing	706 beds	16,165	75,470	10,249	—	Q3 2015
Grand Bohemian Charleston	Charleston, SC	Lodging	50 rooms	2,935	19,950	4,665	—	Q4 2014
Grand Bohemian Mountain Brook	Mountain Brook, AL	Lodging	100 rooms	4,885	26,250	6,075	—	Q4 2014

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

(d)
The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, each property (excluding lodging properties) will go through a lease-up period.

(e)	Leasing activities related to student housing properties do not begin until six to nine months prior to the placed in service date.

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $34,388 relates to phases that have been placed in service as of December 31, 2013.

As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts both to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value, excluding capitalized interest, of the Railyards property is $120,519 as of December 31, 2013.
Critical Accounting Policies and Estimates
General
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. This section discusses those critical accounting policies and estimates. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to known trends, events or uncertainties which were taken into consideration upon the application of those policies.
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
Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 5-15 years for site improvements and furniture, fixtures and equipment. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market leases and acquired below market leases is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs, customer relationship value and other leasing costs are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.
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
Investment in Marketable Securities
We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at December 31, 2013 and 2012 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
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

Income Taxes
We operate in a manner intended to enable each entity to qualify as a REIT under Sections 856 through 860 of the Code. Under those sections, a REIT that distributes at least 90% of its “REIT taxable income” determined without regard to the deduction for dividends paid and by excluding any net capital gain to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders. If we fail to distribute the required amount of income to our stockholders, or fail to meet the various REIT requirements, without the benefit of certain relief provisions, we may fail to qualify as a REIT and substantial adverse tax consequences may result. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property, or net worth, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.
Liquidity and Capital Resources
As of December 31, 2013, we had $319.2 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

Short Term Liquidity and Capital Resources
On a short term basis, our principal demands for funds are to pay our corporate and operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay/make interest and principal payments on our current indebtedness. Our capital expenditures mainly consist of improvements to hotels, in which a portion is reserved for in restricted escrows. We are negotiating refinancing the 2014 debt maturities at terms that will most likely be at lower rates. We expect to meet our short term liquidity requirements from cash flow from operations, proceeds from our dividend reinvestment plan and distributions from our joint venture investments.
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

Acquisitions and Dispositions of Real Estate Investments
We acquired 21 and 13 properties during the years ended December 31, 2013 and 2012, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $1,172.1 million and $447.9 million for these acquisitions. For the year ended December 31, 2013, we sold 313 properties, including 259 bank branches, 48 non-core properties, three multi-tenant retail properties, and three lodging properties, generating net sales proceeds of $2,101.3 million. We also contributed 14 retail properties to the IAGM joint venture. Comparatively for the year ended December 31, 2012 we sold 166 properties, including 143 bank branches, six non-core properties(two industrial properties, and four conventional multi-family properties), four multi-tenant retail properties, 13 lodging properties, generating net sales proceeds of $522.6 million.
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2013 to December 31, 2013 totaling $450.1 million or $0.50 per share, including amounts reinvested through the dividend reinvestment plan. During the year ended December 31, 2013, we paid cash distributions of $449.3 million. These cash distributions were paid with $422.8 million from our cash flow from operations, $20.1 million provided by distributions from unconsolidated entities, as well as $456.6 million from gain on sales of properties.

We continue to provide cash distributions to our stockholders from cash generated by our operations, distributions from unconsolidated entities, and gain on sales of properties. The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. We also include distributions from unconsolidated entities to the extent that the underlying real estate operations in these entities generate these cash flows. Gain on sales of properties relate to net profits from the sale of certain properties. Our presentation is not intended to be an alternative to our consolidated statements of cash flow and does not present all the sources and uses of our cash.
The following table presents a historical view of our distribution coverage.

	2013	2012	2011	2010	2009
Cash flow provided by operations	$422,813	$456,221	$397,949	$356,660	$369,031
Distributions from unconsolidated entities	20,121	31,710	33,954	31,737	32,081
Gain on sales of properties (1)	456,563	40,691	6,141	55,412	—
Distributions declared	(450,106)	(440,031)	(429,599)	(417,885)	(405,337)
Excess (deficiency)	$449,391	$88,591	$8,445	$25,924	$(4,225)
(1) Excludes gains reflected on impaired values.

Cash flow provided by operations for the year ended December 31, 2013 included lender pre-payment penalties paid of $17,307 primarily due to the disposition of our conventional multi-family properties. Cash flow provided by operations for the year ended December 31, 2012 included an increase in the accrued interest expense payable of $22,100 as compared to the year ended December 31, 2011. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	2013	2012	2011	2010	2009
Distributions declared	$450,104	$440,031	$429,599	$417,885	$405,337
Distributions paid	449,253	439,188	428,650	416,935	411,797
Distributions reinvested	181,630	191,785	199,591	207,296	231,306
Stock Offering
We have completed two public offerings of our common stock on a best efforts basis as well as offerings of common stock under our distribution reinvestment plan, or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading. For reinvestments made after September 21, 2010 until December 29, 2011, the DRP purchase price was equal to $8.03 per share. After December 29, 2011 until December 19, 2012, the DRP purchase price was equal to $7.22 per share. After December 19, 2012 until December 27, 2013, the DRP purchase price was equal to $6.93 per share. After December 27, 2013 and until a new estimated value per share has been established, the DRP purchase price is $6.94 per share. We are permitted to offer shares pursuant to the DRP under the existing registration statement until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. At that time we would consider filing a new registration statement to permit the continued issuance of DRP shares. As of December 31, 2013, we had raised a total of approximately $8.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).
During the year ended December 31, 2013, we sold a total of 26,203,500 shares and generated $181.6 million in gross offering proceeds under the DRP, as compared to 26,571,399 shares and $191.8 million during the year ended December 31, 2012. Our average distribution reinvestment plan participation was 40% for the year ended December 31, 2013, compared to 44% for the year ended December 31, 2012.
Share Repurchase Program
Our board adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012 (the “First Amended Program”). Our board subsequently adopted a Second Amended and Restated Share Repurchase Program, which was effective from February 1, 2012 through February 28, 2013 (the “Second Amended Program”). The Board of Directors voted to suspend the Second Amended Program on January 29, 2014. We anticipate reinstating the Share Repurchase Program later in the year.
Under the Second Amended Program, we were permitted to repurchase shares of our common stock, on a quarterly basis, from the beneficiary of a stockholder that has died or from stockholders that had a “qualifying disability” or were confined to a

“long-term care facility” (together, referred to herein as “hardship repurchases”). We were authorized to repurchase shares at a price per share equal to 100% of the most recently disclosed estimated per share value of our common stock, which was equal to $6.93 per share as of December 19, 2012 and $6.94 per share as of December 27, 2013. Our obligation to repurchase any shares under the Second Amended Program was conditioned upon our having sufficient funds available to complete the repurchase. Our board had initially reserved $10.0 million per calendar quarter for the purpose of funding repurchases associated with death and $15.0 million per calendar quarter for the purpose of funding hardship repurchases. In addition, notwithstanding anything to the contrary, at no time during any consecutive twelve month period may the aggregate number of shares repurchased under the Second Amended Program have exceeded 5.0% of the aggregate number of issued and outstanding shares of our common stock at the beginning of the twelve month period. For any calendar quarter, if the number of shares accepted for repurchase would have caused us to exceed the 5.0% limit, repurchases for death would have taken priority over any hardship repurchases, in each case in accordance with the procedures, and subject to the funding limits, described in the Second Amended Program and summarized herein.
If, on the other hand, the funds reserved for either category of repurchase under the Second Amended Program were insufficient to repurchase all of the shares for which repurchase requests had been received for a particular quarter, or if the number of shares accepted for repurchase caused us to exceed the 5.0% limit set forth therein, we repurchased the shares in the following order: (1) for death repurchases, we repurchased shares in chronological order, based upon the beneficial owner’s date of death; and (2) for hardship repurchases, we repurchased shares on a pro rata basis, up to, but not in excess of, the limits described herein; provided, that in the event that the repurchase would result in a stockholder owning less than 150 shares, we repurchased all of that stockholder’s shares.
For the year ended December 31, 2013, we received requests for the repurchase of 5,516,204 shares of our common stock. Of these requests, we repurchased 5,772,899 shares of common stock for $40.0 million for the year ended December 31, 2013. In January 2014, we repurchased 1,077,829 shares of common stock for $7.5 million. There were no additional requests outstanding. The price per share for shares repurchased during the year ended December 31, 2013 was $6.93. The price per share for shares repurchased in January 2014 was $6.94. All repurchases were funded from proceeds from our distribution reinvestment plan. The table below summarizes the share repurchases.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the year ended December 31, 2013	5,516,204	5,772,899	$6.93	$40,006
January 2014	—	1,077,829	$6.94	$7,480
(a) Shares are repurchased in the month subsequent to the quarter in which the requests were received. There were 1,334,524 share requests outstanding as of the month ended December 31, 2012, which were repurchased in January 2013 at a price of $6.93 per share. There were 1,077,829 share requests outstanding as of the month ended December 31, 2013, which were repurchased in January 2014 at a price of $6.94 per share.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2013 (dollar amounts are stated in thousands). This table includes mortgage debt related to our properties classified as held for sale.

	2014	2015	2016	2017	2018	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$138,323	303,292	698,588	1,139,951	506,711	901,409	3,688,274
Variable rate debt (mortgage loans)	$280,168	241,147	78,070	37,500	160,550	251,750	1,049,185
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.22%	5.72%	5.70%	5.86%	6.01%	5.51%	5.77%
Variable rate debt (mortgage loans)	2.81%	2.70%	2.83%	3.19%	2.27%	2.75%	2.70%

The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $17.5 million, net of accumulated amortization, is outstanding as of December 31, 2013. Of the total outstanding debt, approximately $261.1 million is recourse to us.
As of December 31, 2013, we had approximately $418 million and $544 million in mortgage debt maturing in 2014 and 2015, respectively. We are negotiating refinancing the remaining 2014 debt maturities at terms that will most likely be at lower rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

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

As of December 31, 2013, we had borrowed the full amount of the term loan and had $299,820 available under the revolving line of credit. The revolver bears interest at a rate equal to LIBOR plus a margin ranging from 1.60% to 2.45%, while the rate on the term loan is equal to LIBOR plus a margin ranging from 1.50% to 2.45%. As of December 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. The facility will assist us in bridging the timing of proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets. As of December 31, 2013, we were in compliance with all covenants and default provisions under the credit agreement, and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond.
Mortgage loans outstanding as of December 31, 2013 and 2012 were $4.7 billion and $5.8 billion, respectively, and had a weighted average interest rate of 5.09% and 5.10% per annum, respectively. For the years ended December 31, 2013 and 2012, we paid down, net of borrowings, $79.5 million and borrowed, net of paydowns, $18.3 million, respectively, secured by our portfolio of marketable securities. For the years ended December 31, 2013 and 2012, we borrowed approximately $1.2 billion and $0.7 billion, respectively, secured by mortgages on our properties and assumed $36.0 million and $232.0 million million, respectively, of debt at acquisition.

Summary of Cash Flows

	Year ended December 31,
	2013	2012	2011
Cash provided by operating activities	$422,813	$456,221	$397,949
Cash provided by (used in) investing activities	922,624	(118,162)	(286,896)
Cash used in financing activities	(1,246,979)	(335,443)	(160,597)
Increase (decrease) in cash and cash equivalents	98,458	2,616	(49,544)
Cash and cash equivalents, at beginning of year	220,779	218,163	267,707
Cash and cash equivalents, at end of year	$319,237	$220,779	$218,163
Cash provided by operating activities was $423, $456 and $398 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was generated primarily from operating income from property operations, and interest and dividends. While the acquisition of lodging and student housing properties increased operating performance, the cash flows decreased from the years ended December 31, 2012 to 2013. For the year ended December 31, 2013, cash provided by operations was reduced by lender pre-payment penalties of $17.3 million primarily due to the disposition of our conventional multi-family properties. For the year ended December 31 2012, cash provided by operating activities included an increase in the accrued interest expenses payable of $22.1 million, which was a result of a one-time change in timing of debt service payments from

2011 to 2012. The increase in operating cash flows from the years ended December 31, 2011 to December 31, 2012 was primarily due to the improved performance of the lodging and multi-family segments as well as the 2012 increase in the accrued interest expense payable of $22.1 million.
Cash provided by and (used in) investing activities was $923, $(118) and $(287) million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash provided by investing activities from the years ended December 31, 2012 to December 31, 2013 was primarily due to the proceeds from the sale of 313 properties in 2013. The sales of these properties resulted in gains of $442.6 million. The dispositions were offset by the acquisition of 21 properties in 2013. The decrease in cash used in investing activities from the years ended December 31, 2011 to December 31, 2012 was primarily due to the proceeds from the sale of 166 properties in 2012, offset by the acquisition of 13 properties in 2012.
Cash used in financing activities was $1,247.0, $335.4 and $160.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash used in financing activities from December 31, 2012 to December 31, 2013 was primarily due to the payoffs of mortgage debt of $2.0 billion. The increase in cash used in financing activities from the years ended December 31, 2011 to December 31, 2012 was primarily due to a decrease in proceeds from our mortgage debt of $470 million in 2012, offset by the redemption of noncontrolling interest of $294 million in 2011.
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

Off Balance Sheet Arrangements
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest), lease agreements, and margin accounts on our marketable securities portfolio as of December 31, 2013 (dollar amounts are stated in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$6,174,586	$660,036	$3,223,034	$1,029,926	$1,261,590
Ground Lease Payments	34,664	780	2,340	2,340	29,204
Margins Payable	59,681	59,681	—	—	—

Of the total long-term debt obligations, approximately $261.1 million is recourse to the Company.
In 2013, we acquired two properties subject to the obligation to pay the seller additional monies depending on the operating performance of the properties. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period, operational performance targets have not been met, we will not have any further obligation. Assuming all the conditions are satisfied, as of December 31, 2013, we would be obligated to pay as much as $11.5 million in the future. The information in the above table does not reflect these contractual obligations.

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

Joint Venture	Ownership %	Investment at December 31, 2013
Cobalt Industrial REIT II	36%	$83,306
Brixmor/IA JV, LLC	(a)	77,551
IAGM Retail Fund I, LLC	55%	90,509
Other unconsolidated entities	Various	12,552
		$263,918
(a) We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.
Subsequent Events

Subsequent to December 31, 2013, we purchased two retail assets for $26,150. On February 28, 2014, we purchased one lodging asset for $183,000.

We also disposed of thirty non-core net lease assets on January 8, 2014 for a gross disposition price of $55,303. We then disposed of another twenty-eight non-core net lease assets on February 21, 2014 for a gross disposition price of $451,881. Finally, we disposed of another 151 non-core net lease assets on March 10, 2014 for a gross disposition price of $278,553 These assets were all classified as held for sale as of December 31, 2013.

On March 12, 2014, we began the process of becoming fully self-managed by terminating our business management agreement, hiring all of our business manager’s employees, and acquiring the assets of our business manager necessary to perform the functions previously performed by the business manager. As a first step towards internalizing our property managers, we hired certain of their employees; assumed responsibility for performing certain significant property management functions; and amended our property management agreements to reduce our property management fees as a result of our assumption of such responsibilities. As the second step, on December 31, 2014, we expect to terminate our property management agreements, hire the remaining property manager employees and acquire the assets necessary to conduct the remaining functions performed by our property managers. As a consequence, beginning January 1, 2015, we expect to become fully self-managed. We will not pay an internalization fee or self-management fee in connection with these self-management transactions. These self-management transactions immediately eliminate the management and advisory fees paid to the business manager and at the end of 2014, we expect to eliminate the fees paid to our property managers when we terminate the property management agreements. As part of the self-management transactions, we agreed to reimburse our business manager and property managers for certain transaction and employee related expenses and directly retain affiliates of The Inland Group, Inc. for IT services, customer service and certain back-office services that were provided to us and managed by our business manager prior to the termination of the business management agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2013 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $10.5 million. If market rates of interest on all of the floating rate debt as of December 31, 2013 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $10.5 million.
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
We may use financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. In the alternative, we seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The following table summarizes interest rate swap contracts outstanding as of December 31, 2013 and 2012:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2013	Fair Value as of December 31, 2012
March 28, 2008	March 28, 2008	March 27, 2013	3.32%	1 month LIBOR	N/A	$—	$(243)
October 15, 2010	November 1, 2010	April 23, 2013	0.94%	1 month LIBOR	N/A	—	(68)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	(1)	(1)
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	—
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	$55,683	(241)	(507)
October 14, 2011	October 14, 2011	October 22, 2013	1.037%	1 month LIBOR	N/A	—	(52)
July 1, 2008	July 1, 2008	January 1, 2015	4.68%	1 month LIBOR	4,361	(216)	0
					$60,044	$(458)	$(871)
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

Other than temporary impairments on our investments in marketable securities were $1.1, $1.9 and $24.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2014.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2013 (dollar amounts stated in thousands).

	Cost	Fair Value	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$164,472	234,760	211,284	258,236

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

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP
Chicago, Illinois
March 13, 2014

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets:
Investment properties:
Land	$1,356,331	$1,882,715
Building and other improvements	6,849,321	8,679,105
Construction in progress	196,754	337,384
Total	8,402,406	10,899,204
Less accumulated depreciation	(1,251,454)	(1,581,524)
Net investment properties	7,150,952	9,317,680
Cash and cash equivalents	319,237	220,779
Restricted cash and escrows	137,980	104,027
Investment in marketable securities	242,819	327,655
Investment in unconsolidated entities	263,918	253,799
Accounts and rents receivable (net of allowance of $9,378 and $10,348)	65,234	121,773
Goodwill and intangible assets, net	176,998	298,828
Deferred costs and other assets	108,597	115,343
Assets held for sale	1,196,729	—
Total assets	$9,662,464	$10,759,884
Liabilities:
Debt	$4,153,099	$6,006,146
Accounts payable and accrued expenses	174,751	142,835
Distributions payable	37,911	37,059
Intangible liabilities, net	59,097	80,769
Other liabilities	90,809	150,325
Liabilities held for sale	880,156	—
Total liabilities	5,395,823	6,417,134
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 909,855,173 and 889,424,572 shares issued and outstanding	909	889
Additional paid in capital	8,063,517	7,921,913
Accumulated distributions in excess of net loss	(3,870,649)	(3,664,591)
Accumulated other comprehensive income	71,128	84,414
Total Company stockholders’ equity	4,264,905	4,342,625
Noncontrolling interests	1,736	125
Total equity	4,266,641	4,342,750
Total liabilities and equity	$9,662,464	$10,759,884
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income:
Rental income	$361,678	$347,647	$327,052
Tenant recovery income	71,207	73,214	66,655
Other property income	7,202	5,714	8,838
Lodging income	881,750	692,448	517,840
Total income	1,321,837	1,119,023	920,385
Expenses:
General and administrative expenses	55,549	36,815	31,026
Property operating expenses	84,107	77,694	77,691
Lodging operating expenses	574,224	449,397	330,185
Real estate taxes	85,597	78,348	68,255
Depreciation and amortization	314,630	311,752	311,573
Business management fee	37,962	39,892	40,000
Provision for asset impairment	242,896	37,830	24,051
Total expenses	1,394,965	1,031,728	882,781
Operating income (loss)	$(73,128)	$87,295	$37,604
Interest and dividend income	19,267	23,386	22,860
Other income	15,335	2,010	19,694
Interest expense	(212,263)	(209,353)	(215,790)
Equity in earnings (loss) of unconsolidated entities	11,958	1,998	(12,802)
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	(3,473)	(12,322)	(106,023)
Realized gain, (loss) and (impairment) on securities, net	31,539	4,319	(16,219)
Loss before income taxes	(210,765)	(102,667)	(270,676)
Income tax (expense) benefit	(4,759)	(7,762)	3,387
Net loss from continuing operations	$(215,524)	$(110,429)	$(267,289)
Net income (loss) from discontinued operations	459,588	46,780	(42,256)
Net income (loss)	$244,064	$(63,649)	$(309,545)
Less: Net income attributable to noncontrolling interests	$(16)	$(5,689)	$(6,708)
Net income (loss) attributable to Company	$244,048	$(69,338)	$(316,253)
Net loss per common share, from continuing operations, basic and diluted	$(0.24)	$(0.13)	$(0.32)
Net income (loss) per common share, from discontinued operations, basic and diluted	0.51	0.05	(0.05)
Net income (loss) per common share, basic and diluted	0.27	(0.08)	(0.37)
Weighted average number of common shares outstanding, basic and diluted	899,842,722	879,685,949	858,637,707
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	$17,622	$45,372	$(24,950)
Unrealized loss on derivatives	(70)	(913)	(2,799)
Reclassification adjustment for amounts recognized in net income	(30,838)	(1,993)	20,267
Comprehensive income (loss) attributable to the Company	$230,762	$(26,872)	$(323,735)

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)
For the years ended December 31, 2013, 2012 and 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interests	Total	Non - controlling Redeemable Interests
Balance at January 1, 2011	846,406,774	$846	$7,605,105	$(2,409,370)	$49,430	$17,381	$5,263,392	$264,132
Net income (loss)	—	—	—	(316,253)	—	(1,183)	(317,436)	7,891
Unrealized loss on investment securities	—	—	—	—	(24,950)	—	(24,950)	—
Unrealized loss on derivatives	—	—	—	—	(2,799)	—	(2,799)	—
Reclassification adjustment for amounts recognized in net income	—	—	—	—	20,267	—	20,267	—
Distributions declared	—	—	—	(429,599)	—	—	(429,599)	—
Distributions to noncontrolling interest						(660)	(660)	(7,891)
Adjustment to redemption value for noncontrolling interest	—	—	(13,793)	—	—	(15,555)	(29,348)	29,348
Contributions from noncontrolling interests	—	—	—	—	—	651	651	—
Redemption of noncontrolling interests	—	—	—	—	—	(795)	(795)	(293,480)
Proceeds from distribution reinvestment program	24,855,275	25	199,566	—	—	—	199,591	—
Share repurchase program	(2,074,689)	(2)	(14,998)	—	—	—	(15,000)	—
Balance at December 31, 2011	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2013, 2012 and 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	—	—	—	(69,338)	—	5,689	(63,649)
Unrealized gain on investment securities	—	—	—	—	45,372	—	45,372
Unrealized loss on derivatives	—	—	—	—	(913)	—	(913)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(1,993)	—	(1,993)
Distributions declared	—	—	—	(440,031)	—	(3,806)	(443,837)
Disposal of noncontrolling interest	—	—	—	—	—	(1,597)	(1,597)
Proceeds from distribution reinvestment program	26,571,399	26	191,759	—	—	—	191,785
Share repurchase program	(6,334,187)	(6)	(45,726)	—	—	—	(45,732)
Balance at December 31, 2012	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2013, 2012 and 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	244,048	—	16	244,064
Unrealized gain in investment securities	—	—	—	—	17,622	—	17,622
Unrealized loss on derivatives	—	—	—	—	(70)	—	(70)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(30,838)	—	(30,838)
Distribution declared, net	—	—	—	(450,106)	—	—	(450,106)
Contributions from noncontrolling interests, net	—	—	—	—	—	1,595	1,595
Proceeds from distribution reinvestment program	26,203,500	26	181,604	—	—	—	181,630
Share repurchase program	(5,772,899)	(6)	(40,000)	—	—	—	(40,006)
Balance at December 31, 2013	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$244,064	$(63,649)	$(309,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	383,969	438,755	439,759
Amortization of above and below market leases, net	(2,659)	(2,271)	(1,326)
Amortization of debt premiums, discounts, and financing costs	14,730	16,107	20,430
Straight-line rental income	(8,147)	(11,010)	(13,841)
(Gain) loss on extinguishment of debt	1,470	(9,478)	(10,848)
Gain on sale of properties, net	(456,563)	(40,691)	(16,510)
Provision for asset impairment	247,372	83,316	163,641
Equity in (income) loss of unconsolidated of entities	(11,958)	(1,998)	12,802
Distributions from unconsolidated entities	7,217	7,171	9,849
(Gain), loss and impairment of investment in unconsolidated entities, net	3,473	12,322	106,023
Realized (gain) loss on investments in securities	(32,591)	(6,218)	(8,137)
Impairment of investments in securities	1,052	1,899	24,356
Other non-cash adjustments, net	(386)	2,019	(18,649)
Changes in assets and liabilities:
Accounts and rents receivable	(4,404)	(603)	(855)
Deferred costs and other assets	348	(3,005)	(12,138)
Accounts payable and accrued expenses	40,579	33,205	7,492
Other liabilities	(4,753)	350	5,446
Net cash flows provided by operating activities	422,813	456,221	397,949
Cash flows from investing activities:
Purchase of investment properties	(1,172,127)	(447,909)	(446,096)
Acquired in-place and market-lease intangibles, net	(12,457)	(15,838)	(18,231)
Acquired goodwill	(10,918)	(23,735)	—
Capital expenditures and tenant improvements	(66,640)	(89,578)	(71,157)
Investment in development projects	(60,203)	(109,441)	(74,850)
Proceeds from sale of investment properties	2,101,277	522,583	246,317
Purchase of investment securities	(3,686)	(23,015)	(79,147)
Sale of investment securities	106,143	30,095	33,558
Investment in unconsolidated entities	—	—	(409)
Consolidation of joint venture	2,705	—	—
Proceeds from the sale of and return of capital from unconsolidated entities	40,243	13,706	100,408
Distributions from unconsolidated entities	20,121	31,710	33,954
Contributions to unconsolidated entities	(5,225)	—	—
Payment of leasing fees and franchise fees	(5,700)	(11,341)	(9,772)
Payments from notes receivable	10,226	26	18,443

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

Restricted escrows	$(12,194)	$(4,735)	$(6,567)
Other assets	(8,941)	9,310	(13,347)
Net cash flows provided by (used in) investing activities	922,624	(118,162)	(286,896)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	181,630	191,785	199,591
Shares repurchased	(40,006)	(45,732)	(15,000)
Distributions paid	(449,253)	(439,188)	(428,650)
Proceeds from mortgage debt and notes payable	1,187,646	709,280	1,179,594
Payoffs of mortgage debt	(1,978,075)	(722,233)	(804,204)
Principal payments of mortgage debt	(48,931)	(34,735)	(36,036)
Proceeds from (payoffs of) margin securities debt, net	(79,461)	18,284	58,756
Payment of loan fees and deposits	(12,124)	(7,501)	(12,473)
Distributions paid to noncontrolling interests	(16)	(3,806)	(660)
Distributions paid to noncontrolling redeemable interests	—	—	(7,891)
Contributions from noncontrolling interests	1,611	—	651
Redemption of noncontrolling interests	—	—	(294,275)
Payments for contingent consideration	(10,000)	—	—
Disposal of noncontrolling interests	—	(1,597)	—
Net cash flows used in financing activities	(1,246,979)	(335,443)	(160,597)
Net increase (decrease) in cash and cash equivalents	98,458	2,616	(49,544)
Cash and cash equivalents, at beginning of year	220,779	218,163	267,707
Cash and cash equivalents, at end of year	$319,237	$220,779	$218,163

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(1,208,370)	$(672,125)	$(448,169)
Tenant and real estate tax liabilities assumed at acquisition	552	492	2,073
Assumption of mortgage debt at acquisition	35,963	232,017	—
Non-cash premium (discount) on assumption of mortgage debt at acquisition	702	(3,311)	—
Assumption of lender held escrows	(974)	(4,982)	—
	$(1,172,127)	$(447,909)	$(446,096)

Cash paid for interest, net of capitalized interest of $7,607, $10,487, and $10,851 for 2013, 2012, and 2011	$270,683	$309,478	$296,065

Supplemental schedule of non-cash investing and financing activities:
Property surrendered in exchange for extinguishment of debt	$5,289	$28,655	$35,524
Property acquired through exchange of notes receivable	—	—	20,000
Conversion of note receivable to equity interest	—	—	17,150
Redemption value adjustment for noncontrolling redeemable interest	—	—	29,348
Property acquired through transfer of equity interest	—	—	8,500
Mortgage assumed by buyer upon disposal of property	7,683	60,659	—
Properties contributed to an unconsolidated entity, net of related payables	99,092	—	—
Consolidation of assets from joint venture	89,164	—	—
Assumption of mortgage debt at consolidation of joint venture	88,503	—	—
Liabilities assumed at consolidation of joint venture	5,616	—	—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2013 and 2011

(1) Organization
Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States. The Company is executing on a long-term portfolio strategy to focus specifically on the retail, lodging, and student housing asset classes. The Business Management Agreement (the “Agreement”) provides for Inland American Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Company’s sponsor, to be the business manager to the Company. On August 31, 2005, the Company commenced an initial public offering (the “Initial Offering”) of up to 500,000,000 shares of common stock (“Shares”) at $10.00 each and the issuance of 40,000,000 shares at $9.50 per share available to be distributed pursuant to the Company’s distribution reinvestment plan. On August 1, 2007, the Company commenced a second public offering (the “Second Offering”) of up to 500,000,000 shares of common stock at $10.00 per share and up to 40,000,000 shares at $9.50 per share available to be distributed through the Company’s distribution reinvestment plan. Effective April 6, 2009, the Company elected to terminate the Second Offering. On March 31, 2009, the Company filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Debt Note 10.
At December 31, 2013, the Company owned a portfolio of 277 commercial real estate properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and other comprehensive income for the year ended December 31, 2013, 2012 and 2011. Additionally, at December 31, 2013, the Company classified 224 properties as held for sale, in which the operating activity is reflected in discontinued operations on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2013, 2012 and 2011. Comparatively, at December 31, 2012, the Company owned 794 properties and there were no properties classified as held for sale.
The breakdown by segment of the 277 owned properties at December 31, 2013 is as follows:

Segment	Property Count	Square Ft /Rooms/ Beds
Retail	119	17,031,497	Square feet
Lodging	99	19,337	Rooms
Student Housing	14	8,290	Beds
Non-core	45	7,257,246	Square feet
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

December 31, 2013, 2012 and 2011

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
Reclassifications
Certain reclassifications have been made to the 2012 and 2011 consolidated financial statements to conform to the 2013 presentations. The reclasses primarily represent reclassifications of revenue and expenses to discontinued operations as a result of the sales of investment properties and the reclassification of properties as held for sale in 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. As of December 31, 2013, 224 investment properties were classified as held for sale. As of December 31, 2012, no investment properties were classified as held for sale.
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
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
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
Marketable Securities
The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2013 and 2012 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

Acquisition of Real Estate
The Company allocates the purchase price of each acquired business (as defined in the accounting guidance related to business combinations, Accounting Standards Codification 805 - Business Combinations) between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates.
The Company engages a third party to assist in the allocation of the purchase price to land, building, and other assets as stated above. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the “risk free rate” and current interest rates. This discount rate is a significant factor in determining the market valuation which requires judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
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
Restricted Cash and Escrows
Restricted escrows primarily consist of cash held in escrow comprised of lenders’ restricted escrows of $41,112 and $36,278, post acquisition escrows of $6,463 and $12,435, and lodging furniture, fixtures and equipment reserves of $74,667 and $50,041 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the restricted cash balance was $15,738 and $5,273, respectively.
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
In accordance with FASB ASC 350, Intangibles - Goodwill and Other, the Company tested goodwill for impairment by making a qualitative assessment of whether it is more likely than not the reporting unit's fair value is less than its carrying amount before application of the two-step goodwill impairment test. The two-step goodwill test was not performed for those assets

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

where it was concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. For those reporting units where this was not the case, the two step procedure detailed below was followed in order to determine goodwill impairment.
In the first step, the Company compared the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. The Company tested goodwill for impairment as of December 31, 2013, 2012 and 2011 resulting in no impairment recorded as of December 31, 2013, 2012 and 2011.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

(3) Acquired Properties
The Company records identifiable assets, liabilities, and goodwill acquired in a business combination at fair value. The Company acquired 21 properties, including 4 retail, 14 lodging, and 3 student housing properties for the year ended December 31, 2013 and 13 properties, including 4 retail, 7 lodging, and 2 student housing properties, for the year ended December 31, 2012, for a gross acquisition price of $1,216,600 and $726,550, respectively. The table below reflects acquisition activity for the year ended December 31, 2013.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms (unaudited)
Retail	Westport Village	2/22/2013	$33,550	169,603	Square Feet
Retail	South Frisco Village Shopping Center	5/9/2013	34,350	227,175	Square Feet
Retail	Walden Park Shopping Center	8/7/2013	9,300	33,637	Square Feet
Retail	West Creek Shopping Center	9/26/2013	15,100	53,338	Square Feet
Retail, subtotal			$92,300

Lodging	Bohemian Hotel Celebration	2/7/2013	$17,500	115	Rooms
Lodging	Andaz San Diego Hotel	3/4/2013	53,000	159	Rooms
Lodging	Residence Inn Denver Center	4/17/2013	80,000	228	Rooms
Lodging	Westin Galleria Houston	8/22/2013	120,000	487	Rooms
Lodging	Westin Oaks Houston	8/22/2013	100,000	406	Rooms
Lodging	Andaz Savannah	9/10/2013	43,000	151	Rooms
Lodging	Andaz Napa Valley	9/20/2013	72,000	141	Rooms
Lodging	Hyatt Regency Santa Clara	9/20/2013	93,000	501	Rooms
Lodging	Loews New Orleans Hotel	10/11/2013	74,500	285	Rooms
Lodging	Lorien Hotel & Spa	10/24/2013	45,250	107	Rooms
Lodging	Hotel Monaco Chicago	11/1/2013	56,000	191	Rooms
Lodging	Hotel Monaco Denver	11/1/2013	75,000	189	Rooms
Lodging	Hotel Monaco Salt Lake City	11/1/2013	58,000	225	Rooms
Lodging	Hyatt Key West	11/15/2013	76,000	118	Rooms
Lodging, subtotal			$963,250

Student Housing	University House at TCU	3/7/2013	$15,850	118	Beds
Student Housing	University House Fayetteville	7/19/2013	42,200	654	Beds
Student Housing	University House Tempe	8/13/2013	103,000	637	Beds
Student Housing, subtotal			$161,050

Total			$1,216,600
Additionally, during the second quarter 2013, the Company fully placed in service from construction in progress one student housing property, University House Fullerton (1,189 beds) and one non-core property, Cityville Cityplace (Haskell) (356 units), for $130,147 and $65,857, respectively. Subsequently, Cityville Cityplace (Haskell) was sold in the fourth quarter 2013.
For properties acquired during the year ended December 31, 2013, the Company recorded revenue of $108,789 and net operating income of $34,053, not including related expensed acquisition costs in 2013. For properties acquired during the year ended December 31, 2012, the Company recorded revenue of $119,436 and net operating income of $19,207, not including related expensed acquisition costs in 2012. During the years ended December 31, 2013, 2012 and 2011, the Company incurred $2,987, $1,644 and $1,680, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

(4) Discontinued Operations
The Company sold 313 properties and surrendered one retail property to the lender (in satisfaction of non-recourse debt) for the year ended December 31, 2013 and sold 166 properties and surrendered one lodging property and 19 non-core properties (cross-collateralized by one loan) to the lender (in satisfaction of non-recourse debt) for the year ended December 31, 2012 for a gross disposition price of $2,039,060 and $603,500, respectively. For the year ended December 31, 2011 the Company surrendered three properties to the lender and sold 26 properties for a gross disposition price of $242,300. The table below reflects disposition activity for the year ended December 31, 2013.

Segment	Property	Date	Gross Disposition Price	Sq Ft/Units/Rooms (unaudited)
Non-core	Citizens Banks - 8 Properties	Q1 2013	$6,600	23,428	Square Feet
Non-core	Nantucket Apartments	3/13/2013	46,100	394	Units
Non-core	SunTrust - 27 Properties	3/22/2013	50,800	146,851	Square Feet
Non-core	IDS Center	4/25/2013	253,500	1,462,374	Square Feet
Non-core	Medical Office Building- 3 Properties	5/2/2013	36,400	181,703	Square Feet
Non-core	Citizens Banks - 5 Properties	Q2 2013	7,900	27,182	Square Feet
Non-core	SunTrust - 176 Properties	Q2 2013	307,700	883,279	Square Feet
Non-core	Citizens Bank - 1 property	7/23/2013	1,400	4,810	Square Feet
Non-core	Kato/Milmont	8/23/2013	6,900	125,818	Square Feet
Non-core	Logan's Roadhouse	9/6/2013	2,600	7,995	Square Feet
Non-core	SunTrust - 7 properties	Q3 2013	13,700	28,579	Square Feet
Non-core	Triple net portfolio - 56 properties	Q3 2013	602,500	5,435,508	Square Feet
Non-core	Apartment portfolio - 14 properties	Q3 2013	460,000	4,378	Units
Non-core	United Healthcare Green Bay	10/7/2013	67,160	400,000	Square Feet
Non-core	MCP I, II & III	12/6/2013	42,300	336,183	Square Feet
Non-core	Cityville Cityplace (Haskell)	12/20/2013	76,250	356	Units
Non-core	Citizens (CFG) Mellon Bank Bldg.	12/31/2013	3,250	14,567	Square Feet
Non-core, subtotal			$1,985,060

Retail	Middleburg Crossing	12/20/2013	$8,750	74,717	Square Feet
Retail	95th & Cicero	12/27/2013	14,000	76,479	Square Feet
Retail	Stone Creek Crossing	12/31/2013	11,450	62,476	Square Feet
Retail, subtotal			$34,200

Lodging	Baymont Inn - Jacksonville	2/6/2013	$3,500	118	Rooms
Lodging	Homewood Suites - Durham	3/21/2013	8,300	96	Rooms
Lodging	Fairfield Inn-Ann Arbor	8/15/2013	8,000	109	Rooms
Lodging, subtotal			$19,800

Total			$2,039,060
The Company classified 224 properties as held for sale as of December 31, 2013, and the operations are reflected in discontinued operations on the consolidated statements of operations and other comprehensive income for the year ended December 31, 2013, 2012 and 2011. As of December 31, 2012, there were no properties classified as held for sale.
The Company has presented separately as discontinued operations in all periods the results of operations for all disposed and held for sale assets in consolidated operations. The components of the Company’s discontinued operations are presented below

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Revenues	$227,213	$388,651	$443,188
Depreciation and amortization expense	69,336	127,002	128,186
Other expenses	45,177	109,105	142,987
Provision for asset impairment	4,476	45,485	139,590
Operating income from discontinued operations	108,224	107,059	32,425
Interest expense and other	(72,912)	(111,168)	(101,532)
Gain on sale of properties, net	442,577	39,236	11,457
Gain (loss) on extinguishment of debt	(18,285)	9,478	10,848
Gain (loss) on transfer of assets	$(16)	$2,175	$4,546
Net income (loss) from discontinued operations	$459,588	$46,780	$(42,256)

For the years ended December 31, 2013, 2012 and 2011, the Company had proceeds from the sale of investment properties of $1,999,524, $545,132, and $246,317, respectively.
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

The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These nine shopping centers are considered held for sale as of December 31, 2013. The assets and liabilities associated with these nine shopping centers are classified separately as held for sale on the consolidated balance sheets for the most recent reporting period. The operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. These entities are considered VIEs as defined in FASB ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of December 31, 2013 and 2012 due to the outside owners reflected as a financing and included within held for sale other liabilities, in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities agreements.

During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company has ownership interests of 75% in each joint venture. These entities are considered VIEs as defined in FASB ASC 810. The Company determined that it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

performance, as well as the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
For these VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs, which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	December 31, 2013	December 31, 2012
Net investment properties	$123,121	$113,476
Other assets	8,766	8,687
Total assets	$131,887	$122,163
Mortgages, notes and margins payable	$(77,873)	$(84,291)
Other liabilities	(49,904)	(49,648)
Total liabilities	$(127,777)	$(133,939)
Net assets	$4,110	$(11,776)
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

Entity	Description	Ownership %	Investment at Dec. 31, 2013	Investment at Dec. 31, 2012
Cobalt Industrial REIT II (a)	Industrial portfolio	36%	$83,306	$102,599
D.R. Stephens Institutional Fund, LLC (b)	Industrial assets	90%	—	34,541
Brixmor/IA JV, LLC (c)	Retail shopping centers	(c)	77,551	90,315
IAGM Retail Fund I, LLC (d)	Retail shopping centers	55%	90,509	—
Other unconsolidated entities (e)	Various real estate investments	Various	12,552	26,344
			$263,918	$253,799

(a)
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

(b)
On April 23, 2007, the Company entered into a joint venture, D.R. Stephens Institutional Fund, LLC, between the Company and Stephens Ventures III, LLC (“Stephens Member”) for the purpose of acquiring entities engaged in the acquisition, ownership, and development of real property. The Company’s initial capital contribution was limited to approximately $90,000 and the Stephens Member’s initial contribution was limited to approximately $10,000. During the year ended December 31, 2013, the Company recorded an other than temporary impairment of $5,528 for this joint

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

venture. On December 31, 2013, the Company entered into a definitive agreement and purchased Stephens Member's interest in D.R. Stephens Institutional Fund, LLC, which resulted in the Company obtaining control of the venture. Therefore, as of December 31, 2013, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a loss of $4,411 on the purchase of the investment.

(c)
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

(d)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, the Company contributed another multi-tenant retail property, South Frisco Village, for a gross disposition price of $34,350. The Company treated these dispositions as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and other comprehensive income, since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the properties. The Company recognized a gain on sale of $12,783 for the year ended December 31, 2013, which is included in other income on the consolidated statements of operations and other comprehensive income, and recorded an equity investment basis adjustment of $15,625. The Company amortizes the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

The Company is the managing member of IAGM, responsible for the day-to-day activities and earns fees for venture management, leasing and other services provided to IAGM. An affiliate of the Company is responsible for and earns fees for property management. The Company analyzed the joint venture agreement and determined that it was not a variable interest entity. The Company also considered PGGM's participating rights under the joint venture agreement and determined that PGGM has the ability to participate in major decisions, which equates to shared decision making ability. As such, the Company has significant influence but does not control IAGM. Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.

(e)
On July 7, 2011, a foreclosure sale was held on a hotel property which previously secured one of the Company’s notes receivable. The note had been in default and fully impaired since 2009. A trust, on behalf of the lender group, was the successful bidder at the foreclosure sale and thereby, the Company obtained an equity interest in the trust which is the 100% owner of the hotel property. The Company’s interest is not consolidated and the equity method is used to account for the investment. The Company recorded its equity interest at fair value and recognized a gain of $17,150 in 2011 on the conversion of the note reflected in other income on the consolidated statement of operations and other comprehensive income. On August 9, 2013, the hotel property was sold and during the fourth quarter 2013, the Company received its proceeds from the sale and recognized a gain of $6,983 Additionally, as of December 31, 2013, the Company recorded an impairment of $1,003 on a lodging joint venture and a gain of $487 on the sale of three lodging joint ventures. Gains and impairments of unconsolidated joint ventures are included in gain, loss and impairment of investment in unconsolidated entities, net, on the consolidated statement of operations and other comprehensive income.

In total, the Company recorded an impairment of $6,532, $9,365 and $113,621 related to two, three and one of its unconsolidated entities for the years ended December 31, 2013, 2012 and 2011, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

Combined Financial Information
The following table presents the combined financial information for the Company’s investment in unconsolidated entities.

Balance Sheet:	Balance as of December 31, 2013	Balance as of December 31, 2012
Assets:
Real estate assets, net of accumulated depreciation	$1,558,312	$1,437,268
Other assets	272,810	222,096
Total Assets	$1,831,122	$1,659,364
Liabilities and Equity:
Mortgage debt	$1,135,630	$1,062,086
Other liabilities	96,217	89,573
Equity	599,275	507,705
Total Liabilities and Equity	$1,831,122	$1,659,364
Company’s share of equity	$278,745	$252,994
Net excess (deficiency) of cost of investments over (under) the net book value of underlying net assets (net of accumulated depreciation of $783 and $1,714, respectively)	(14,827)	805
Carrying value of investments in unconsolidated entities	$263,918	$253,799

	For the years ended
Statement of Operations:	December 31, 2013	December 31, 2012	December 31, 2011
Revenues	$214,582	$202,155	$283,913
Expenses:
Interest expense and loan cost amortization	52,349	63,233	91,965
Depreciation and amortization	70,024	83,324	111,699
Operating expenses, ground rent and general and administrative expenses	74,510	76,149	159,539
Impairments	—	553	21,017
Total expenses	196,883	223,259	384,220
Net income (loss) before gain on sale of real estate	$17,699	$(21,104)	$(100,307)
Gain on sale of real estate	8,128	9,484	9,219
Net income (loss)	$25,827	$(11,620)	$(91,088)
Company’s share of:
Net income (loss), net of excess basis depreciation of $529, $342, and $5	$11,958	$1,998	$(12,802)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

The unconsolidated entities had total third party mortgage debt of $1,135,630 at December 31, 2013 that matures as follows:

Year	Amount
2014	$74,536
2015	28,478
2016	—
2017	161,580
2018	204,028
Thereafter	667,008
$1,135,630
Of the total outstanding debt, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.
(6) Transactions with Related Parties
The following table summarizes the Company’s related party transactions for the years ended December 31, 2013, 2012 and 2011.

	For the years ended			Unpaid amounts as of
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2013	December 31, 2012
General and administrative:
General and administrative reimbursement (a)	$15,751	$12,189	$9,404	$4,834	$4,017
Loan servicing (b)	—	147	586	—	—
Investment advisor fee (c)	1,667	1,768	1,564	115	150
Total general and administrative to related parties	$17,418	$14,104	$11,554	$4,949	$4,167
Property management fees (d)	$21,818	$27,406	$31,437	$67	$75
Business manager fee (e)	37,962	39,892	40,000	8,836	9,910
Loan placement fees (f)	519	1,241	1,260	—	—

(a)
The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Unpaid amounts as of December 31, 2013 and 2012 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company pays a related party of the Business Manager to purchase and monitor its investment in marketable securities.

(d)
The property managers, entities owned principally by individuals who were related parties of the Business Manager, are entitled to receive property management fees up to a certain percentage of gross operating income (as defined). For the year ended December 31, 2013, the management fees by property type are as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $11,019, $14,055 and $15,752 for the year ended December 31, 2013, 2012 and 2011, respectively. Unpaid amounts as of December 31, 2013 and 2012 are included in other liabilities on the consolidated balance sheets.

(e)
After the Company’s stockholders have received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company pays its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the years ended December 31, 2013, 2012 and 2011, average invested assets were $10,742,053, $11,470,745 and $11,515,550. The Company incurred a business management fee of $37,962, $39,892, and $40,000, which is equal to 0.37%, 0.35%, and 0.35% of average invested assets for the years ended December 31, 2013, 2012 and 2011, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the years ended December 31, 2013 and 2012, the Company incurred $2,038 and $108 of investigation costs, resulting in a business management fee expense of $37,962 and $39,892 for the year ended December 31, 2013. In addition, effective July 30, 2013, the Company extended the agreement with the Business Manager through July 30, 2014 and provides that the Company may terminate the Business Manager agreement without cause or penalty upon 30 days' written notice to the Business Manager. Pursuant to the March 12, 2014 self-management transactions, both the Business Manager agreement and the May 4, 2012 letter agreement by the Business Manager have been terminated. Further information on the self-management transactions is included in Subsequent Events Note 17.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of December 31, 2013 and 2012, the Company had deposited $376 and $375, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc., Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America ("RPAI"). The Company paid insurance premiums of $12,399, $12,217 and $9,627 for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, the Company held 899,820 shares of IRC valued at $9,466 and $7,540, respectively.
(7) Investment in Marketable Securities
Investment in marketable securities of $242,819 and $327,655 at December 31, 2013 and 2012, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $171,450 and $242,370 at December 31, 2013 and 2012, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $71,369, $85,285 and $44,234, which includes gross unrealized losses of $3,189, $2,014 and $9,990 as of December 31, 2013, 2012 and 2011, respectively. Securities with gross unrealized losses have a related fair value of $23,394 as of December 31, 2013.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the year ended December 31, 2013, the Company recorded impairment of $1,052 compared to an impairment of $1,899 and $24,356 for the years ended December 31, 2012 and 2011 for other-than-temporary

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and (impairment) on securities, net on the consolidated statements of operations and other comprehensive income.
Dividend income is recognized when earned. During the years ended December 31, 2013, 2012 and 2011, dividend income of $16,926, $20,757 and $18,586 was recognized and is included in interest and dividend income on the consolidated statements of operations and other comprehensive income.
(8) Leases
Operating Leases
Minimum lease payments to be received under operating leases, excluding student housing and lodging properties and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2014	$292,558
2015	266,289
2016	222,988
2017	172,661
2018	132,795
2019	96,777
2020	69,445
2021	57,242
2022	43,559
2023	36,354
Thereafter	175,269
Total	$1,565,937
The remaining lease terms range from one year to eighty-one years. The majority of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

(9) Intangible Assets and Goodwill
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2013 and 2012.

	Balance as of December 31, 2013	Balance as of December 31, 2012
Intangible assets:
Acquired in-place lease	$305,143	$573,711
Acquired above market lease	37,558	41,276
Acquired below market ground lease	13,336	10,536
Advance bookings	13,666	8,410
Accumulated amortization	(234,818)	(366,301)
Net intangible assets	134,885	267,632
Goodwill, net	42,113	31,196
Total intangible assets, net	$176,998	$298,828
Intangible liabilities:
Acquired below market lease	$79,691	$101,430
Acquired above market ground lease	5,839	5,839
Accumulated amortization	(26,433)	(26,500)
Net intangible liabilities	$59,097	$80,769
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
The following table summarized the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2013, 2012 and 2011.

	For the years ended
	December 31, 2013	December 31, 2012	December 31, 2011
Amortization of:
Acquired above market lease costs	$(3,098)	$(3,828)	$(4,393)
Acquired below market lease costs	5,493	5,800	5,781
Net rental income increase	$2,395	$1,972	$1,388
Acquired in-place lease intangibles	$33,215	$34,340	$43,386

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(5,767)	$(5,342)	$(5,135)	$(1,530)	$(1,183)	$(1,456)	$(20,413)
Acquired below market lease costs	4,329	4,186	4,028	3,873	3,740	34,182	54,338
Net rental income increase (decrease)	$(1,438)	$(1,156)	$(1,107)	$2,343	$2,557	$32,726	$33,925
Acquired in-place lease intangibles	$28,077	$22,199	$18,108	$9,581	$6,666	$13,530	$98,161
Advance bookings	4,380	3,243	1,979	—	—	—	9,602
Acquired below market ground lease	(206)	(206)	(206)	(206)	(206)	(5,679)	(6,709)
Acquired above market ground lease	140	140	140	140	140	4,059	4,759
(10) Debt
During the years ended December 31, 2013 and 2012, the following debt transactions occurred:

Balance at December 31, 2011	$5,902,712
New financings	867,651
Paydown of debt	(409,067)
Assumed financings, net of discount	228,706
Extinguishment of debt	(590,344)
Amortization of discount/premium	6,488
Balance at December 31, 2012	$6,006,146
New financings	1,317,821
Paydown of debt	(797,610)
Assumed financings, net of discount	127,590
Extinguishment of debt	(1,680,015)
Amortization of discount/premium	5,929
Debt classified as held for sale	(826,762)
Balance at December 31, 2013	$4,153,099

Mortgages Payable
Mortgage loans outstanding as of December 31, 2013 and 2012 were $4,737,459 and $5,894,443 and had a weighted average interest rate of 5.09% and 5.10% per annum, respectively. Of these mortgage loans outstanding at December 31, 2013, approximately $826,762 related to properties held for sale. Mortgage premium and discount, net was a discount of $17,459 and $27,439 as of December 31, 2013 and 2012. As of December 31, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

	As of December 31, 2013	Weighted average interest rate
2014	$418,491	3.94%
2015	544,439	4.38%
2016	776,658	5.41%
2017	1,177,451	5.78%
2018	667,261	5.11%
Thereafter	1,153,159	4.90%
Total	$4,737,459
The Company is negotiating refinancing debt maturing in 2014 with various lenders at terms that will allow us to pay lower interest rates. It is anticipated that the Company will be able to repay, refinance or extend the maturities and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt, approximately $261,130 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2013, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $116,910; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The original stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $11,000 in 2012, $20,115 in 2016 and $73,695 in 2017.
Line of Credit
On May 8, 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $275,000. The credit facility consisted of of a $200,000 senior unsecured revolving line of credit and a $75,000 unsecured term loan. On November 5, 2013, the Company closed on a $100,000 increase to its revolving line of credit and a $125,000 increase to the term loan. The total revolving line of credit is now $300,000 and the total outstanding term loan is now $200,000. The Company also increased the accordion feature to $800,000. In all material respects, the terms and conditions of the loan agreements remained unchanged. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. The Company has a one year extension option on the revolver which it may exercise as long as there is no existing default, it is in compliance with all covenants, a 60-day notice has been provided and it pays an extension fee equal to 0.20% of the commitment amount being extended.
As of December 31, 2013, the terms of the credit agreement stipulate:

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

•
the requirement for a pool of unencumbered assets to support the facility, subject to certain covenants and minimum requirements related to the value, debt service coverage, and number of properties included in the collateral pool.

This full recourse credit agreement requires compliance with certain covenants including: a minimum net worth requirement, restrictions on indebtedness, a distribution limitation and investment restrictions. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company's financial and operating covenants and the failure to pay when amounts outstanding under the credit agreement become due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the credit facility. As of December 31, 2013, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement. As of December 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, and subsequently upon expansion of the line, the Company borrowed the full amount of the term loan which remains outstanding as of December 31, 2013. As of December 31, 2013, the Company had $299,820 available under the revolving line of credit.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

Margins Payable
The Company has purchased a portion of its securities through margin accounts. As of December 31, 2013 and 2012, the Company recorded a payable of $59,681 and $139,142, respectively, for securities purchased on margin. At December 31, 2013 and 2012, the interest rate on the margin loans was 0.516% and 0.560%, respectively. Interest expense in the amount of $495, $756 and $473 was recognized in interest expense on the consolidated statements of operations and other comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively.
(11) Fair Value Measurements
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
 For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2013
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$234,760	$—	$—
Real estate related bonds	—	8,059	—
Total assets	$234,760	$8,059	$—
Derivative interest rate instruments	$—	$(458)	$—
Total liabilities	$—	$(458)	$—

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

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
Level 1
At December 31, 2013 and 2012, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in other comprehensive income on the consolidated statements of operations and other comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2013 and 2012, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $60,044.
Level 3
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash gains and impairment charges to reflect the investments at their fair values for the years ended December 31, 2013 and 2012. The asset groups that were reflected at fair value through this evaluation are:

	As of December 31, 2013		As of December 31, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses (Gain)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$248,768	$248,230	$115,776	$37,830
Investment in unconsolidated entities	1,795	1,004	36,469	5,165
Notes receivable	13,108	(5,334)	—	—
Consolidated investment	29,923	4,411	—	—
Total	$293,594	$248,311	$152,245	$42,995

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

Investment Properties

During the years ended December 31, 2013 and 2012, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 6.25% to 10.50% and discount rates ranging from 6.75% to 12.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
During the year ended December 31, 2013, the Company also identified one property, a large single tenant office property, in which it was exploring a potential disposition. After the Company began exploring a potential sale of the property, it became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, the Company analyzed various leasing and sale scenarios for the single tenant property. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. The capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in this model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. An impairment charge of $147,480 was recorded for this asset.

For the years ended, December 31, 2013, 2012 and 2011, the Company recorded an impairment of investment properties of $248,230, $37,830 and $24,051, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $4,476, $45,485 and $139,590 was included in discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Investment in Unconsolidated Entities

For the years ended December 31, 2013 and 2012, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company's estimated fair value relating to the investment in unconsolidated entities' impairment analysis was based on analyzing each joint venture partner's respective waterfall distribution, letters of intent or purchase contracts, broker opinions of value, and expected future cash distributions of the Company's interest in the underlying assets of the investment using a net asset value model. The net asset value model utilizes an income capitalization analysis and consists of unobservable inputs such as forecasted net operating income and capitalization rates based on market conditions.  Capitalization rates ranging from 6.50% to 8.25% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.

For the years ended, December 31, 2013, 2012 and 2011, the Company recorded an impairment of investments in unconsolidated entities of $6,532, $9,365, and $113,621, respectively.
Notes Receivable
For the year ended December 31, 2013, the Company determined that a re-evaluation of its notes receivable impairment allowance was appropriate because there had been a significant change in the amount of an impaired note's expected future cash flows. The Company assessed the note receivable impairment allowance by estimating the value of the underlying collateral using comparable property sales, which are observable in the market. As a result, the Company adjusted its notes receivable impairment allowance and recorded a gain of $5,334 for year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company recorded no impairment of notes receivables. Impairment of notes receivable is included in provision for asset impairment on the consolidated statement of operations and other comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

Consolidated Investment

The Company valued the consolidating properties using broker opinions of value and a discounted cash flow model, including capitalization rates between 7.0% and 7.5% and discount rates between 8.0% and 9.0%, which are based upon observable rates that the Company believes to be within a reasonable range of current market rates. The Company estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments. These factors resulted in a loss on a consolidated investment of $4,411 for the year ended December 31, 2013.

Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$4,737,459	$4,748,276	$5,894,443	$5,790,201
Line of credit	200,180	200,180	—	—
Margins payable	59,681	59,681	139,142	139,142
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 4.95% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
(12) Income Taxes
The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the "90% Distribution Requirement"). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
The components of income tax expense for the years ended December 31:

	2013			2012			2011
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$576	$2,477	$3,053	$267	$2,594	$2,861	$110	$588	$698
Deferred	1,522	184	1,706	4,412	489	4,901	(3,837)	(248)	(4,085)
Total income expense (benefit)	$2,098	$2,661	$4,759	$4,679	$3,083	$7,762	$(3,727)	$340	$(3,387)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Net operating loss	$9,236	$11,618
Deferred income	2,389	2,657
Basis difference on property	35,362	35,263
Depreciation expense	986	879
Miscellaneous	431	(190)
Total deferred tax assets	48,404	50,227
Less: Valuation allowance	(42,590)	(42,707)
Net deferred tax assets	$5,814	$7,520
Deferred tax liabilities	$—	$—
Federal net operating loss carryforwards amounting to $9,236 begin to expire in 2023, if not utilized by then.
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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $42,590 at December 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2013. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive income for the years ended December 31, 2013, 2012 and 2011 or in the consolidated balance sheets as of December 31, 2013 and 2012. As of December 31, 2013, the Company’s 2011, 2010, and 2009 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2013 is as follows:

	2013	2012	2011
Ordinary income	$0.50	$0.07	$0.19
Return of capital	—	0.43	0.31
Total distributions per share	$0.50	$0.50	$0.50

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

The Company can provide no assurance that the IRS will accept the Company's or MB REIT's closing agreement requests. Even if the IRS accepts those requests, the Company and MB REIT may be required to pay a penalty. The Company cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. The Company believes that (i) the IRS will enter into closing agreements with the Company and MB REIT and (ii) the Business Manager has agreed to pay any penalty the IRS requires as a condition of granting the closing agreements. As noted above, the Company can provide no assurance that the IRS will enter into closing agreements with the Company and MB REIT or that the Company and MB REIT will not be liable for any penalty imposed in connection with those closing agreements. Management believes based on the currently available information, that such penalty, if any, will not have a material adverse effect on the financial statements of the Company.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

(13) Segment Reporting

The Company's long-term portfolio strategy is to focus on three asset classes - retail, lodging, and student housing. During the year ended December 31, 2013, the Company has executed on this strategy by disposing of 313 non-strategic assets as well as classifying 224 non-strategic assets as held for sale.  Beginning on September 30, 2013, the Company restated its business segments to: Retail, Lodging, Student Housing, and Non-core.  Net operating income for the year December 31, 2012 and 2011 have been restated to reflect the change in business segments. The non-core segment includes office properties, industrial properties, bank branches, retail single tenant properties, and a conventional multi-family property. The Company has concentrated its efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For its non-core properties, the Company strives to improve individual property performance to increase each property’s value. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the year ended December 31, 2013, approximately 9% of the Company’s rental revenue (excluding lodging and student housing) from continuing operations, included in the non-core segment, was generated by two properties leased to AT&T, Inc. We also own a third property that is leased to AT&T, Inc., but the property is classified as held for sale as of December 31, 2013. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

The following table summarizes net operating income by segment as of and for the year ended December 31, 2013.

	Total	Retail	Lodging	Student Housing	Non - core
Rental income	$355,946	$215,134	$—	$55,773	$85,039
Straight line rent adjustment	5,732	5,198	—	373	161
Tenant recovery income	71,207	64,930	—	521	5,756
Other property income	7,202	3,822	—	2,809	571
Lodging income	881,750	—	881,750	—	—
Total income	$1,321,837	$289,084	$881,750	$59,476	$91,527
Operating expenses	$743,928	$93,626	$609,480	$24,014	$16,808
Net operating income	$577,909	$195,458	$272,270	$35,462	$74,719
Non allocated expenses (a)	$(408,141)
Other income and expenses (b)	$(150,881)
Earnings from unconsolidated entities (c)	$8,485
Provision for asset impairment (d)	$(242,896)
Net loss from continuing operations	$(215,524)
Income from discontinued operations, net	$459,588
Less: net income attributable to noncontrolling interests	$(16)
Net income attributable to Company	$244,048
Balance Sheet Data:
Real estate assets, net (e)	$7,131,196	$2,207,062	$3,492,657	$639,848	$791,629
Non-segmented assets (f)	2,531,268
Total Assets	$9,662,464
Capital expenditures	$66,640	$12,736	$49,781	$2,316	$1,807

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain, (loss) and (impairment) on securities, net, and income tax expense.

(c)	Earnings from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)
Total provision for asset impairment included $21,179 related to four retail properties, $49,146 related to four lodging properties, and $177,905 related to eleven non-core properties. On December 31, 2013, we also adjusted the impairment allowance for notes receivable for a gain $5,334.

(e)	Real estate assets includes intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

The following table summarizes net operating income by segment as of and for the year ended December 31, 2012.

	Total	Retail	Lodging	Student Housing	Non - core
Rental income	$343,290	$226,546	$—	$30,234	$86,510
Straight line rent adjustment	4,357	4,824	—	169	(636)
Tenant recovery income	73,214	66,154	—	429	6,631
Other property income	5,714	2,686	—	1,750	1,278
Lodging income	692,448	—	692,448	—	—
Total income	$1,119,023	$300,210	$692,448	$32,582	$93,783
Operating expenses	$605,439	$95,802	$480,229	$12,752	$16,656
Net operating income	$513,584	$204,408	$212,219	$19,830	$77,127
Non allocated expenses (a)	$(388,459)
Other income and expenses (b)	$(187,400)
Loss from unconsolidated entities (c)	$(10,324)
Provision for asset impairment (d)	$(37,830)
Net loss from continuing operations	$(110,429)
Income from discontinued operations, net	$46,780
Net income attributable to noncontrolling interests	$(5,689)
Net loss attributable to Company	$(69,338)
Balance Sheet Data:
Real estate assets, net (e)	$9,279,123	$2,690,365	$2,687,180	$374,839	$3,526,739
Non-segmented assets (f)	1,480,761
Total Assets	$10,759,884
Capital expenditures	$88,637	$14,411	$60,373	$162	$13,691

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain, (loss) and (impairment) on securities, net, and income tax benefit.

(c)	Loss from unconsolidated entities consists of equity losses in earnings of unconsolidated entities as well as gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $16,234 related to three retail properties, and $21,596 related to six non-core properties.

(e)	Real estate assets includes intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

The following table summarizes net operating income by segment as of and for the year ended December 31, 2011.

	Total	Retail	Lodging	Student Housing	Non - core
Rental income	$322,597	$211,036	$—	$24,706	$86,855
Straight line rent adjustment	4,455	4,942	—	145	(632)
Tenant recovery income	66,655	60,769	—	446	5,440
Other property income	8,838	4,665	—	1,569	2,604
Lodging income	517,840	—	517,840	—	—
Total income	$920,385	$281,412	$517,840	$26,866	$94,267
Operating expenses	$476,131	$91,683	$353,487	$11,691	$19,270
Net operating income	$444,254	$189,729	$164,353	$15,175	$74,997
Non allocated expenses (a)	$(382,599)
Other income and expenses (b)	$(186,068)
Loss from unconsolidated entities (c)	$(118,825)
Provision for asset impairment (d)	$(24,051)
Net loss from continuing operations	$(267,289)
Loss from discontinued operations, net	$(42,256)
Net income attributable to noncontrolling interests	$(6,708)
Net loss attributable to Company	$(316,253)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income and expenses, realized gain, (loss) and (impairment) on securities, net, and income tax benefit.

(c)	Loss from unconsolidated entities consists of equity (losses) in earnings of unconsolidated entities as well as gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $19,390 related to five retail properties, $2,886 related to one lodging properties, and $1,775 related to two non-core properties.

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
The basic and diluted weighted average number of common shares outstanding was 899,842,722, 879,685,949 and 858,637,707 for the years ended December 31, 2013, 2012 and 2011.
(15) Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2013 the Company has funded $74,667 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of December 31, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

The Company has learned that the SEC is conducting a non-public, formal, fact-finding investigation ("SEC Investigation") to determine whether there have been violations of certain provisions of the federal securities laws regarding the business management fees, property management fees, transactions with affiliates, timing and amount of distributions paid to investors, determination of property impairments, and any decision regarding whether the Company might become a self-administered REIT. The Company has not been accused of any wrongdoing by the SEC. The Company also has been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. The Company has been cooperating fully with the SEC.

The Company cannot reasonably estimate the timing of the SEC Investigation, nor can the Company predict whether or not the investigation might have a material adverse effect on the business.

The Company also received related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the officers, the board of directors, the former business manager, and affiliates of the former business manager (the “Inland American Parties”) breached their fiduciary duties to Company in connection with the matters that the Company disclosed are subject to the SEC Investigation. The first Derivative Demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income, resulting in the payment of fees to the former business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by us. The second Derivative Demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether the Company might become a self-administered REIT. The Company also received a letter from another stockholder that fully adopts and joins in the first Derivative Demand, but makes no additional demands on the Company to perform investigation or pursue claims.

Upon receiving the first of the Derivative Demands, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC Investigation. Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full Board to the independent directors, and to recommend to the full Board any further action as is appropriate. The special litigation committee is investigating these claims with the assistance of independent legal counsel and will make a recommendation to the Board of Directors after the committee has completed its investigation.

On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The case has been stayed pending completion of the special litigation committee's investigation. The Company cannot predict the timing of the special litigation committee investigation or the Derivative Demands, nor can the Company predict whether or not the special litigation committee investigation or Derivative Demands might have a material adverse impact on our business.

On April 26, 2013, two stockholders of the Company filed a putative class action in the United States District Court for the Northern District of Illinois against the Company, and current members and one former member of its board of directors ("the Defendants"). The complaint sought damages on behalf of plaintiffs and similarly situated individuals who purchased additional shares in the Company pursuant to the Company's Distribution Reinvestment Plan ("DRP") on or after March 30, 2009. Plaintiffs allege that the Defendants breached their fiduciary duties to plaintiffs and to members of the putative class by inflating the yearly estimated share price announced by the Company and by selling shares in the DRP to plaintiffs and members of the putative class at those allegedly inflated prices. On November 18, 2013, the class action was dismissed with prejudice for failing to state a claim that would entitle the plaintiffs to relief. The Court disagreed with the plaintiffs' allegations, noting in its memorandum opinion and order that the Company’s public disclosures fully described the manner in which the board estimated share value for the Company’s stock sold through the DRP. The Court entered judgment in favor of the Defendants. The plaintiffs appealed the judgment. As of February 26, 2014, the parties entered into a settlement agreement whereby the plaintiffs agreed to dismiss their appeal in exchange

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

for a cash settlement from the Company. We believe that the amount of the settlement is not material and is less than the amount the Defendants would have incurred in defending the appeal.
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
(16) Assets and Liabilities Held for Sale
In accordance with GAAP, the Company classifies properties as held for sale when certain criteria are met. On the day that the criteria are met, the Company suspends depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. At December 31, 2013, these assets were recorded at their carrying value. The operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.
On August 8, 2013, we entered into a purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in a transaction valued at approximately $2.3 billion. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. Excluding the “kicked out” properties, the transaction is valued at approximately $2.1 billion. As of December 31, 2013, the Company closed on the sale of 57 of the net lease portfolio properties for a disposition price of $669,660. The remaining 224 properties are expected to be sold through multiple closings at a gain during the first half of 2014. The 224 properties consist of 181 retail and office bank branches, 12 retail single user properties, 7 office properties, and 24 industrial properties. As of December 31, 2013, the 224 properties met the criteria to be classified as held for sale. The operating activity for the properties has been included within discontinued operations. As of December 31, 2012, there were no properties classified as held for sale.
The major classes of assets and liabilities associated with held for sale properties as of December 31, 2013 are as follows:

December 31, 2013
Land	$271,870
Building and other improvements	1,067,039
Total	1,338,909
Less accumulated depreciation	(233,907)
Net investment properties	1,105,002
Restricted cash & escrows	1,643
Accounts and rents receivable	33,888
Intangible assets, net	48,017
Deferred cost and other assets	8,179
Total Assets	$1,196,729

Debt	$826,762
Accounts payable and accrued expenses	1,977
Intangible liabilities, net	1,122
Other liabilities	50,295
Total Liabilities	$880,156

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

(17) Subsequent Events

Subsequent to December 31, 2013, the Company purchased two retail assets for $26,150 on February 13, 2014. On February 28, 2014, the Company purchased one lodging asset for $183,000.

The Company disposed of thirty non-core net lease assets on January 8, 2014 for a gross disposition price of $55,303. The Company then disposed of another twenty-eight non-core net lease assets on February 21, 2014 for a gross disposition price of $451,881. Finally, the company disposed of another 151 non-core net lease assets on March 10, 2014 for a gross disposition price of $278,553. These assets were all classified as held for sale as of December 31, 2013.

On March 12, 2014, the Company began the process of becoming fully self-managed by terminating its business management agreement, hiring all of its business manager’s employees, and acquiring the assets of its business manager necessary to perform the functions previously performed by the business manager. As a first step towards internalizing our property managers, the Company hired certain of their employees; assumed responsibility for performing certain significant property management functions; and amended its property management agreements to reduce its property management fees as a result of its assumption of such responsibilities. As the second step, on December 31, 2014, the Company expects to terminate its property management agreements, hire the remaining property manager employees and acquire the assets necessary to conduct the remaining functions performed by its property managers. As a consequence, beginning January 1, 2015, the Company expects to become fully self-managed. The Company will not pay an internalization fee or self-management fee in connection with these self-management transactions. These self-management transactions immediately eliminate the management and advisory fees paid to the business manager and at the end of 2014, the Company expects to eliminate the fees paid to its property managers when it terminates the property management agreements. As part of the self-management transactions, the Company agreed to reimburse its business manager and property managers for certain transaction and employee related expenses and directly retain affiliates of The Inland Group, Inc. for IT services, customer service and certain back-office services that were provided to the Company and managed by the business manager prior to the termination of the business management agreement. In addition, in connection with the self-management transactions, the Company and the business manager terminated their letter agreement dated May 4, 2012 pursuant to which the business management fee had been reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. As a result of such termination, the Company will no longer be effectively reimbursed for such investigation costs.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2013, 2012 and 2011

(18) Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2013 and 2012.

	For the quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total income	$369,978	$326,033	$327,591	$298,235
Net income (loss)	34,788	237,541	(32,756)	4,491
Net income (loss) attributable to Company	34,788	237,533	(32,756)	4,483
Net income (loss), per common share, basic and diluted (1)	0.03	0.26	(0.03)	0.01
Weighted average number of common shares outstanding, basic and diluted (1)	907,386,623	902,456,636	897,233,931	892,097,144

	For the quarter ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total income	$290,741	$288,516	$299,302	$240,464
Net loss	(2,731)	(12,917)	(17,791)	(30,210)
Net loss attributable to Company	(3,569)	(17,576)	(17,910)	(30,283)
Net loss, per common share, basic and diluted (1)	(0.01)	(0.02)	(0.02)	(0.03)
Weighted average number of common shares outstanding, basic and diluted (1)	886,849,317	881,717,879	877,188,933	872,886,566

(1)	Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET Plano, TX	7,712	3,500	9,241	—	436	3,500	9,677	13,177	2,224	2007
ALCOA EXCHANGE Bryant, AR	11,640	4,900	15,577	—	90	4,900	15,667	20,567	3,206	2008
ALCOA EXCHANGE II Benton, AR	—	1,300	5,511	—	—	1,300	5,511	6,811	1,001	2009
ANDERSON CENTRAL Anderson, SC	13,653	2,800	9,961	—	380	2,800	10,341	13,141	1,442	2010
ATASCOCITA SHOPPING CENTER Humble, TX	—	1,550	7,994	(398)	(2,848)	1,152	5,146	6,298	502	2005
BARTOW MARKETPLACE Atlanta, GA	23,298	5,600	20,154	—	87	5,600	20,241	25,841	2,765	2010
BEAR CREEK VILLAGE CENTER Wildomar, CA	14,163	3,523	12,384	—	(73)	3,523	12,311	15,834	2,175	2009
BELLERIVE PLAZA Nicholasville, KY	6,092	2,400	7,749	—	214	2,400	7,963	10,363	1,885	2007
BENT TREE PLAZA Raleigh, NC	5,375	1,983	7,093	—	(65)	1,983	7,028	9,011	1,305	2009
BOYNTON COMMONS Miami, FL	27,854	11,400	17,315	—	141	11,400	17,456	28,856	2,409	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
BRANDON CENTRE SOUTH Brandon, FL	16,133	5,720	19,500	—	864	5,720	20,364	26,084	4,793	2007
BROOKS CORNER San Antonio, TX	13,761	10,600	13,648	—	3,046	10,600	16,694	27,294	4,486	2006
BUCKHEAD CROSSING Atlanta, GA	33,215	7,565	27,104	—	(954)	7,565	26,150	33,715	4,556	2009
BUCKHORN PLAZA Bloomsburg, PA	9,025	1,651	11,770	—	872	1,651	12,642	14,293	3,336	2006
CAMPUS MARKETPLACE San Marcos, CA	18,343	6,723	27,462	—	(114)	6,723	27,348	34,071	4,697	2009
CENTERPLACE OF GREELEY Greeley, CO	15,308	3,904	14,715	—	99	3,904	14,814	18,718	2,683	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	62	2,669	10,901	13,570	2,691	2007
CHEYENNE MEADOWS Colorado Springs, CO	6,157	2,023	6,991	—	(131)	2,023	6,860	8,883	1,270	2009
CITY CROSSING Warner Robins, GA	17,418	4,200	5,679	—	20	4,200	5,699	9,899	900	2010
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	(307)	1,143	4,283	5,426	789	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
CROSS TIMBERS COURT Flower Mound, TX	8,193	3,300	9,939	—	176	3,300	10,115	13,415	2,382	2007
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	—	1,602	3,970	15,334	19,304	3,793	2007
CUSTER CREEK VILLAGE Richardson, TX	10,149	4,750	12,245	—	97	4,750	12,342	17,092	2,913	2007
CYPRESS TOWN CENTER Houston, TX	—	1,850	11,630	(805)	(6,953)	1,045	4,677	5,722	442	2005
DONELSON PLAZA Nashville, TN	2,315	1,000	3,147	—	—	1,000	3,147	4,147	778	2007
DOTHAN PAVILION Dothan, AL	33,825	8,200	38,759	—	962	8,200	39,721	47,921	7,229	2009
EAST GATE Aiken, SC	6,800	2,000	10,305	—	459	2,000	10,764	12,764	2,553	2007
ELDRIDGE TOWN CENTER Houston, TX	9,000	3,200	16,663	—	313	3,200	16,976	20,176	5,121	2005
FABYAN RANDALL PLAZA Batavia, IL	—	2,400	22,198	(926)	(13,753)	1,474	8,445	9,919	295	2006
FAIRVIEW MARKET Simpsonville, SC	2,395	1,140	5,241	—	(22)	1,140	5,219	6,359	865	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
FLOWER MOUND CROSSING Flower Mound, TX	8,342	4,500	9,049	—	391	4,500	9,440	13,940	2,301	2007
FOREST PLAZA Fond du Lac, WI	1,891	3,400	14,550	—	553	3,400	15,103	18,503	3,485	2007
FURY’S FERRY Augusta, GA	6,381	1,600	9,783	—	576	1,600	10,359	11,959	2,524	2007
GARDEN VILLAGE San Pedro, CA	11,519	3,188	16,522	—	(174)	3,188	16,348	19,536	2,811	2009
GATEWAY MARKET CENTER Tampa, FL	23,173	13,600	4,992	—	322	13,600	5,314	18,914	941	2010
GATEWAY PLAZA Jacksonville, NC	10,098	4,700	6,769	—	(173)	4,700	6,596	11,296	976	2010
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	—	7,200	26,984	—	117	7,200	27,101	34,301	4,012	2009
GRAVOIS DILLON PLAZA High Ridge, MO	12,630	7,300	—	—	16,266	7,300	16,266	23,566	3,969	2007
HERITAGE CROSSING Wilson, NC	—	4,400	22,921	—	1,259	4,400	24,180	28,580	3,309	2010
HERITAGE HEIGHTS Grapevine, TX	10,719	4,600	13,502	—	282	4,600	13,784	18,384	3,210	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HERITAGE PLAZA—CHICAGO Carol Stream, IL	10,338	5,297	8,831	(420)	(383)	4,877	8,448	13,325	1,570	2009
HIGHLAND PLAZA Katy, TX	—	2,450	15,642	(520)	(6,215)	1,930	9,427	11,357	1,001	2005
HIRAM PAVILION Hiram, GA	37,609	4,600	16,832	—	1,363	4,600	18,195	22,795	2,638	2010
HUNTER’S GLEN CROSSING Plano, TX	9,790	4,800	11,719	—	652	4,800	12,371	17,171	2,833	2007
HUNTING BAYOU Jacinto City, TX	—	2,400	16,265	(518)	(7,709)	1,882	8,556	10,438	86	2006
INTECH RETAIL Indianapolis, IN	2,651	819	2,038	—	121	819	2,159	2,978	425	2009
JAMES CENTER Tacoma, WA	12,170	4,497	16,219	—	(2)	4,497	16,217	20,714	3,005	2009
JOSEY OAKS CROSSING Carrollton, TX	9,346	2,620	13,989	—	237	2,620	14,226	16,846	3,414	2007
LAKEPORT COMMONS Sioux City, IA	—	7,800	39,984	—	3,159	7,800	43,143	50,943	9,406	2007
LEGACY CROSSING Marion, OH	10,890	4,280	13,896	—	294	4,280	14,190	18,470	3,501	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
LINCOLN MALL Lincoln, RI	—	11,000	50,395	—	4,950	11,000	55,345	66,345	14,336	2006
LINCOLN VILLAGE Chicago, IL	22,035	13,600	25,053	—	792	13,600	25,845	39,445	6,661	2006
LORD SALISBURY CENTER Salisbury, MD	12,600	11,000	9,567	—	71	11,000	9,638	20,638	2,281	2007
MARKET AT MORSE / HAMILTON Columbus, OH	—	4,490	8,734	(907)	(3,391)	3,583	5,343	8,926	308	2007
MARKET AT WESTLAKE Westlake Hills, TX	4,803	1,200	6,274	—	79	1,200	6,353	7,553	1,551	2007
MCKINNEY TOWN CENTER McKinney, TX	—	16,297	22,562	—	499	16,297	23,061	39,358	3,085	2007
MERCHANTS CROSSING Englewood, FL	—	3,404	11,281	—	(1,154)	3,404	10,127	13,531	1,991	2009
MONADNOCK MARKETPLACE Keene, NH	—	7,000	39,008	(862)	(15,171)	6,138	23,837	29,975	245	2006
NEW FOREST CROSSING II Houston, TX	—	1,490	3,922	(253)	(978)	1,237	2,944	4,181	294	2006
NORTHWEST MARKETPLACE Houston, TX	19,965	2,910	30,340	—	298	2,910	30,638	33,548	7,043	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PALM HARBOR SHOPPING CENTER Palm Coast, FL	12,100	2,836	10,927	—	(572)	2,836	10,355	13,191	1,854	2009
PARADISE PLACE West Palm Beach, FL	10,149	3,975	5,912	—	19	3,975	5,931	9,906	811	2010
PARADISE SHOPS OF LARGO Largo, FL	6,451	4,640	7,483	—	(7)	4,640	7,476	12,116	2,256	2005
PARK WEST PLAZA Grapevine, TX	7,532	4,250	8,186	—	35	4,250	8,221	12,471	2,027	2007
PARKWAY CENTRE NORTH Grove City, OH	13,900	4,680	16,046	—	1,931	4,680	17,977	22,657	4,431	2007
PARKWAY CENTRE NORTH OUTLOT B Grove City, OH	2,200	900	2,590	—	28	900	2,618	3,518	644	2007
PAVILION AT LAQUINTA LaQuinta, CA	24,200	15,200	20,947	—	97	15,200	21,044	36,244	3,595	2009
PAVILIONS AT HARTMAN HERITAGE Independence, MO	23,450	9,700	28,849	—	5,157	9,700	34,006	43,706	7,638	2007
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	—	179	1,742	6,681	8,423	1,195	2009
PENN PARK Oklahoma City, OK	31,000	6,260	29,424	—	1,883	6,260	31,307	37,567	7,166	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
PIONEER PLAZA Mesquite, TX	2,250	373	3,099	—	12	373	3,111	3,484	773	2007
PLEASANT HILL SQUARE Duluth, GA	30,459	7,950	22,651	(3,399)	(11,772)	4,551	10,879	15,430	472	2010
POPLIN PLACE Monroe, NC	21,801	6,100	27,790	—	1,295	6,100	29,085	35,185	5,471	2008
PROMENADE FULTONDALE Fultondale, AL	—	5,540	22,414	(156)	121	5,384	22,535	27,919	3,920	2009
RIVERSTONE SHOPPING CENTER Missouri City, TX	18,350	12,000	26,395	—	270	12,000	26,665	38,665	6,360	2007
RIVERVIEW VILLAGE Arlington, TX	10,121	6,000	9,649	—	647	6,000	10,296	16,296	2,330	2007
ROSE CREEK Woodstock, GA	4,151	1,443	5,630	—	(58)	1,443	5,572	7,015	1,024	2009
ROSEWOOD SHOPPING CENTER Columbia, SC	3,296	1,138	3,946	—	(81)	1,138	3,865	5,003	730	2009
SARASOTA PAVILION Sarasota, FL	40,425	12,000	25,823	—	353	12,000	26,176	38,176	3,623	2010
SCOFIELD CROSSING Austin, TX	8,435	8,100	4,992	—	28	8,100	5,020	13,120	1,251	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SHERMAN PLAZA Evanston, IL	30,275	9,655	30,982	—	8,693	9,655	39,675	49,330	9,440	2006
SHERMAN TOWN CENTER Sherman, TX	32,998	4,850	49,273	—	199	4,850	49,472	54,322	12,705	2006
SHERMAN TOWN CENTER II Sherman, TX	10,000	3,000	14,805	—	(20)	3,000	14,785	17,785	1,640	2010
SHILOH SQUARE Garland, TX	3,238	1,025	3,946	—	8	1,025	3,954	4,979	932	2007
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	359	9,340	20,610	29,950	4,206	2008
SILVERLAKE Erlanger, KY	5,256	2,031	6,975	—	(102)	2,031	6,873	8,904	1,277	2009
SOUTHGATE VILLAGE Pelham, AL	4,815	1,789	6,266	—	(66)	1,789	6,200	7,989	917	2009
SPARKS CROSSING Sparks, NV	—	10,330	23,238	—	216	10,330	23,454	33,784	2,413	2011
SPRING TOWN CENTER Spring, TX	—	3,150	12,433	—	98	3,150	12,531	15,681	3,442	2006
SPRING TOWN CENTER III Spring, TX	—	1,320	3,070	—	2,031	1,320	5,101	6,421	1,085	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
STATE STREET MARKET Rockford, IL	10,202	3,950	14,184	—	1,775	3,950	15,959	19,909	4,188	2006
STONECREST MARKETPLACE Lithonia, GA	34,516	6,150	23,321	—	448	6,150	23,769	29,919	3,259	2010
STREETS OF CRANBERRY Cranberry Township, PA	19,568	4,300	20,215	—	8,269	4,300	28,484	32,784	6,193	2007
STREETS OF INDIAN LAKES Hendersonville, TN	37,500	8,825	48,679	—	6,608	8,825	55,287	64,112	10,003	2008
SUNCREEK VILLAGE Plano, TX	2,683	900	3,155	—	55	900	3,210	4,110	802	2007
SYCAMORE COMMONS Matthews, NC	48,382	12,500	31,265	—	691	12,500	31,956	44,456	4,880	2010
THE CENTER AT HUGH HOWELL Tucker, GA	7,722	2,250	11,091	—	685	2,250	11,776	14,026	2,914	2007
THE HIGHLANDS Flower Mound, TX	9,745	5,500	9,589	—	209	5,500	9,798	15,298	2,307	2006
THE MARKET AT HILLIARD Hilliard, OH	11,205	4,432	13,308	—	3,236	4,432	16,544	20,976	4,216	2005
THOMAS CROSSROADS Newnan, GA	5,394	1,622	8,322	—	206	1,622	8,528	10,150	1,569	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
TOMBALL TOWN CETNER Tomball, TX	9,595	1,938	14,233	360	6,070	2,298	20,303	22,601	4,922	2005
TRIANGLE CENTER Longview, WA	21,550	12,770	24,556	—	2,697	12,770	27,253	40,023	7,433	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	37,727	8,000	42,272	4,770	5,417	12,770	47,689	60,459	6,087	2010
UNIVERSAL PLAZA Lauderhill, FL	9,887	2,900	4,950	—	16	2,900	4,966	7,866	681	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	27,000	7,250	25,326	—	5,824	7,250	31,150	38,400	3,981	2010
VENTURE POINT Duluth, GA	25,818	10,400	12,887	(273)	(5,947)	10,127	6,940	17,067	245	2013
WALDEN PARK SHOPPING CENTER Austin, TX	—	3,183	5,278	—	—	3,183	5,278	8,461	65	2013
WARDS CROSSING Lynchburg, VA	12,904	2,400	11,417	—	3	2,400	11,420	13,820	1,652	2010
WASHINGTON PARK PLAZA Homewood, IL	30,600	6,500	33,912	—	(272)	6,500	33,640	40,140	7,653	2005
WEST CREEK SHOPPING CENTER Austin, TX	—	5,151	8,659	—	—	5,151	8,659	13,810	80	2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
WESPORT VILLAGE Louisville, KY	20,641	4,775	26,950	—	—	4,775	26,950	31,725	795	2013
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	8	19,000	70,283	89,283	5,942	2011
WILLIS TOWN CENTER Willis, TX	—	1,550	1,820	(705)	(1,089)	845	731	1,576	9	2005
WINCHESTER TOWN CENTER Houston, TX	—	495	3,966	—	48	495	4,014	4,509	1,189	2005
WINDERMERE VILLAGE Houston, TX	—	1,220	6,331	—	871	1,220	7,202	8,422	2,092	2005
WOODBRIDGE Wylie, TX	17,907	—	—	—	30,856	—	30,856	30,856	3,429	2009
WOODLAKE CROSSING San Antonio, TX	7,575	3,420	14,153	—	3,127	3,420	17,280	20,700	2,481	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Lodging
ALOFT CHAPEL HILL Chapel Hill, NC	—	6,484	16,478	45	(3)	6,529	16,475	23,004	3,178	2010
ANDAZ NAPA VALLEY Napa, CA	30,500	10,150	57,012	—	—	10,150	57,012	67,162	825	2013
ANDAZ SAN DIEGO San Diego, CA	26,500	6,949	43,430	—	—	6,949	43,430	50,379	1,718	2013
ANDAZ SAVANNAH Savannah, GA	21,500	2,680	36,212	—	—	2,680	36,212	38,892	383	2013
BOHEMIAN HOTEL CELEBRATION Celebration, FL	9,844	1,232	19,000	—	—	1,232	19,000	20,232	805	2013
BOHEMIAN HOTEL SAVANNAH Savannah, GA	27,480	2,300	24,240	—	508	2,300	24,748	27,048	2,017	2012
COURTYARD BY MARRIOTT QUORUM Addison, TX	18,860	4,000	26,141	—	2,218	4,000	28,359	32,359	8,100	2007
COURTYARD BY MARRIOTT Ann Arbor, MI	11,680	4,989	18,988	—	4,290	4,989	23,278	28,267	7,493	2007
COURTYARD BY MARRIOTT DUNN LORING-FAIRFAX Vienna, VA	30,810	12,100	40,242	—	3,156	12,100	43,398	55,498	13,795	2007
COURTYARD—DOWNTOWN AT UAB Birmingham, AL	13,909	—	20,810	1,553	2,032	1,553	22,842	24,395	7,880	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—FORT MEADE AT NBP Annapolis Junction, MD	—	1,611	22,622	—	2,058	1,611	24,680	26,291	7,769	2008
COURTYARD BY MARRIOTT -WEST LANDS END Fort Worth, TX	7,550	1,500	13,416	—	1,578	1,500	14,994	16,494	4,601	2007
COURTYARD—FT WORTH Fort Worth, TX	—	774	45,820	—	4,192	774	50,012	50,786	15,779	2008
COURTYARD BY MARRIOTT Harlingen, TX	6,790	1,600	13,247	—	3,449	1,600	16,696	18,296	5,777	2007
COURTYARD BY MARRIOTT—NORTHWEST Houston, TX	6,939	1,428	15,085	—	1,619	1,428	16,704	18,132	5,269	2007
COURTYARD BY MARRIOTT—WESTCHASE Houston, TX	16,680	4,400	22,626	—	3,230	4,400	25,856	30,256	7,716	2007
COURTYARD BY MARRIOTT WEST UNIVERSITY Houston, TX	10,980	2,200	16,408	—	1,872	2,200	18,280	20,480	5,548	2007
COURTYARD BY MARRIOTT—COUNTRY CLUB PLAZA Kansas City, MO	12,740	3,426	16,349	—	2,295	3,426	18,644	22,070	5,340	2007
COURTYARD BY MARRIOTT Lebanon, NJ	10,320	3,200	19,009	—	2,496	3,200	21,505	24,705	6,918	2007
COURTYARD—NEWARK ELIZABETH Elizabeth, NJ	8,830	—	35,177	—	3,128	—	38,305	38,305	12,947	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
COURTYARD—PITTSBURGH DOWNTOWN Pittsburgh, PA	23,851	2,700	33,086	—	2,135	2,700	35,221	37,921	5,879	2010
COURTYARD—PITTSBURGH WEST HOME Pittsburgh, PA	7,814	1,500	14,364	—	905	1,500	15,269	16,769	2,489	2010
COURTYARD—RICHMOND Richmond, VA	7,195	2,173	—	—	19,708	2,173	19,708	21,881	6,577	2007
COURTYARD BY MARRIOTT—ROANOKE AIRPORT Roanoke, VA	13,998	3,311	22,242	—	2,516	3,311	24,758	28,069	7,338	2007
COURTYARD BY MARRIOTT SEATTLE—FEDERAL WAY Federal Way, WA	22,830	7,700	27,167	—	1,761	7,700	28,928	36,628	7,983	2007
COURTYARD BY MARRIOTT—WILLIAM CENTER Tucson, AZ	16,030	4,000	20,942	—	3,320	4,000	24,262	28,262	7,837	2007
COURTYARD BY MARRIOTT Wilmington, NC	—	2,397	18,560	—	3,544	2,397	22,104	24,501	6,854	2007
COURTYARD—WEST PALM AIRPORT Palm Coast, FL	5,532	1,900	8,703	—	1,027	1,900	9,730	11,630	1,747	2010
DOUBLETREE—ATLANTA GALLERIA Alpharetta, GA	—	1,082	20,397	—	2,058	1,082	22,455	23,537	7,738	2008
DOUBLETREE—WASHINGTON DC Washington, DC	—	25,857	56,964	—	3,366	25,857	60,330	86,187	18,160	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
EMBASSY SUITES—BALTIMORE Hunt Valley, MD	—	2,429	38,927	—	4,845	2,429	43,772	46,201	15,334	2008
FAIRMONT—DALLAS Dallas, TX	41,879	8,700	60,634	—	11,654	8,700	72,288	80,988	10,257	2011
HAMPTON INN SUITES—DENVER Colorado Springs, CO	13,886	6,144	26,472	—	2,244	6,144	28,716	34,860	9,239	2008
HAMPTON INN BALTIMORE-INNER HARBOR Baltimore, MD	9,000	1,700	21,067	—	1,665	1,700	22,732	24,432	6,185	2007
HAMPTON INN SUITES DULUTH-GWINNETT Duluth, GA	9,158	488	12,991	(90)	(3,648)	398	9,343	9,741	691	2007
HAMPTON INN WHITE PLAINS-TARRYTOWN Elmsford, NY	14,946	3,200	26,160	—	5,848	3,200	32,008	35,208	9,244	2007
HGI—BOSTON BURLINGTON Burlington, MA	—	4,095	25,556	—	4,226	4,095	29,782	33,877	9,274	2008
HGI—COLORADO SPRINGS Colorado Springs, CO	—	1,400	17,522	—	2,476	1,400	19,998	21,398	6,221	2008
HGI—WASHINGTON DC Washington, DC	57,101	18,800	64,359	—	5,225	18,800	69,584	88,384	22,041	2008
HILTON GARDEN INN TAMPA YBOR Tampa, FL	9,460	2,400	16,159	—	2,275	2,400	18,434	20,834	5,274	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HILTON GARDEN INN ALBANY AIRPORT Albany, NY	—	1,645	20,263	—	4,932	1,645	25,195	26,840	7,801	2007
HILTON GARDEN INN Evanston, IL	19,040	2,920	27,995	—	4,090	2,920	32,085	35,005	8,677	2007
HILTON GARDEN INN RALEIGH -DURHAM Raleigh, NC	—	2,754	26,050	1,220	4,654	3,974	30,704	34,678	8,980	2007
HILTON GARDEN INN Westbury, NY	21,680	8,900	25,156	—	4,269	8,900	29,425	38,325	8,654	2007
HILTON GARDEN INN Wilmington, NC	5,200	6,354	10,328	—	405	6,354	10,733	17,087	4,047	2007
HILTON GARDEN INN HARTFORD NORTH Windsor, CT	9,921	5,606	13,892	—	5,021	5,606	18,913	24,519	5,874	2007
HILTON GARDEN INN PHOENIX Phoenix, AZ	—	5,114	57,105	(1,702)	(35,617)	3,412	21,488	24,900	—	2008
HILTON - ST LOUIS DOWNTOWN St Louis, MO	14,690	780	22,031	—	1,911	780	23,942	24,722	1,986	2012
HILTON—UNIVERSITY OF FLORIDA Gainesville, FL	27,775	—	50,407	—	5,927	—	56,334	56,334	18,233	2007
HOLIDAY INN HARMON MEADOW SECAUCUS Secaucus, NJ	—	—	23,291	—	(16,188)	—	7,103	7,103	65	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HOMEWOOD—HOUSTON GALLERIA Houston, TX	14,690	1,655	30,587	—	1,477	1,655	32,064	33,719	11,284	2008
HOMEWOOD SUITES Albuquerque, NM	10,160	2,400	18,071	—	2,919	2,400	20,990	23,390	7,337	2007
HOMEWOOD SUITES Baton Rouge, LA	12,930	4,300	15,629	—	2,866	4,300	18,495	22,795	6,413	2007
HOMEWOOD SUITES Cary, NC	12,179	1,478	19,404	—	6,944	1,478	26,348	27,826	8,967	2007
HOMEWOOD SUITES Princeton, NJ	11,405	3,203	21,300	—	2,509	3,203	23,809	27,012	7,550	2007
HOMEWOOD SUITES CLEVELAND SOLON Solon, OH	5,490	1,900	10,757	—	1,792	1,900	12,549	14,449	4,460	2007
HOMEWOOD SUITES COLORADO SPRINGS NORTH Colorado Springs, CO	7,830	2,900	14,011	—	2,755	2,900	16,766	19,666	6,304	2007
HOTEL MONACO - CHICAGO Chicago, IL	—	15,056	40,841	—	—	15,056	40,841	55,897	156	2013
HOTEL MONACO - DENVER Denver, CO	—	5,742	69,158	—	—	5,742	69,158	74,900	208	2013
HOTEL MONACO - SALT LAKE CITY Salt Lake City, UT	—	1,777	56,156	—	—	1,777	56,156	57,933	161	2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HYATT KEY WEST Key West, FL	—	40,986	34,529	—	—	40,986	34,529	75,515	210	2013
HYATT REGENCY—OC Orange County, CA	64,254	18,688	93,384	—	26,783	18,688	120,167	138,855	34,987	2008
HYATT REGENCY SANTA CLARA Santa Clara, CA	46,500	—	100,227	—	—	—	100,227	100,227	1,274	2013
HYATT—BOSTON/MEDFORD Medford, MA	14,511	2,766	29,141	—	459	2,766	29,600	32,366	10,372	2008
GRAND BOHEMIAN HOTEL ORLANDO Orlando, FL	51,116	7,739	75,510	—	519	7,739	76,029	83,768	3,800	2012
LOEWS NEW ORLEANS New Orleans, LA	37,500	3,529	70,652	—	—	3,529	70,652	74,181	409	2013
LORIEN HOTEL & SPA Alexandira, VA	—	4,365	40,888	—	—	4,365	40,888	45,253	251	2013
MARRIOTT—ATL CENTURY CENTER Atlanta, GA	—	—	36,571	—	3,537	—	40,108	40,108	15,827	2008
MARRIOTT—CHICAGO—MED DIST UIC Chicago, IL	8,382	8,831	17,911	—	5,314	8,831	23,225	32,056	8,995	2008
MARRIOTT—CHARLESTON Charleston, SC	17,107	—	26,647	—	7,705	—	34,352	34,352	5,993	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
MARRIOTT—DALLAS Dallas, TX	34,000	6,300	45,158	—	16,336	6,300	61,494	67,794	12,461	2010
MARRIOTT - GRIFFIN GATE RESORT Lexington, KY	35,712	8,638	54,960	1,498	4,598	10,136	59,558	69,694	5,361	2012
MARRIOTT—NAPA VALLEY Napa Valley, CA	39,262	14,800	57,223	—	1,854	14,800	59,077	73,877	6,340	2011
MARRIOT - SAN FRANCISCO AIRPORT San Francisco, CA	54,374	36,700	72,370	—	982	36,700	73,352	110,052	6,371	2012
MARRIOTT—WOODLANDS WATERWAY Woodlands, TX	75,313	5,500	98,886	—	26,832	5,500	125,718	131,218	35,939	2007
MARRIOTT—WEST DES MOINES Des Moines, IA	10,257	3,410	15,416	—	5,299	3,410	20,715	24,125	3,800	2010
QUALITY SUITES Charleston, SC	9,889	1,331	13,709	(79)	(2,943)	1,252	10,766	12,018	101	2007
RENAISSANCE - ATLANTA WAVERLY Atlanta, GA	97,000	6,834	90,792	—	4,796	6,834	95,588	102,422	7,948	2012
RENAISSANCE ARBORETUM Austin, TX	83,000	10,656	97,960	—	6,257	10,656	104,217	114,873	8,386	2012
RESIDENCE INN—BALTIMORE Baltimore, MD	—	—	55,410	—	3,962	—	59,372	59,372	18,825	2008

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN Brownsville, TX	6,900	1,700	12,629	—	1,210	1,700	13,839	15,539	4,164	2007
RESIDENCE INN—CAMBRIDGE Cambridge, MA	31,152	10,346	72,735	—	2,702	10,346	75,437	85,783	21,826	2008
RESIDENCE INN SOUTH BRUNSWICK-CRANBURY Cranbury, NJ	10,000	5,100	15,368	—	2,688	5,100	18,056	23,156	5,977	2007
RESIDENCE INN CYPRESS—LOS ALAMITS Cypress, CA	20,650	9,200	25,079	—	3,421	9,200	28,500	37,700	9,485	2007
RESIDENCE INN DFW AIRPORT NORTH Dallas-Fort Worth, TX	9,560	2,800	14,782	—	1,103	2,800	15,885	18,685	4,619	2007
RESIDENCE INN DENVER CENTER Denver, CO	40,000	5,291	74,638	—	—	5,291	74,638	79,929	2,097	2013
RESIDENCE INN PARK CENTRAL Dallas , TX	8,970	2,600	17,322	—	2,931	2,600	20,253	22,853	7,045	2007
RESIDENCE INN SOMERSET-FRANKLIN Franklin , NJ	9,890	3,100	14,322	—	2,380	3,100	16,702	19,802	5,460	2007
RESIDENCE INN Hauppauge, NY	10,810	5,300	14,632	—	2,561	5,300	17,193	22,493	5,642	2007
RESIDENCE INN WESTCHASE Westchase, TX	12,550	4,300	16,969	—	3,096	4,300	20,065	24,365	5,702	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RESIDENCE INN WEST UNIVERSITY Houston, TX	13,100	3,800	18,834	—	1,002	3,800	19,836	23,636	5,852	2007
RESIDENCE INN NASHVILLE AIRPORT Nashville, TN	12,120	3,500	14,147	—	3,204	3,500	17,351	20,851	5,071	2007
RESIDENCE INN—POUGHKEEPSIE Poughkeepsie, NY	11,494	1,003	24,590	—	2,333	1,003	26,923	27,926	8,704	2008
RESIDENCE INN ROANOKE AIRPORT Roanoke, VA	5,800	500	9,499	—	286	500	9,785	10,285	3,198	2007
RESIDENCE INN WILLIAMS CENTRE Tucson, AZ	12,770	3,700	17,601	—	2,268	3,700	19,869	23,569	5,850	2007
RESIDENCE INN -NEWARK ELIZABETH Elizabeth, NJ	10,145	—	41,096	—	2,317	—	43,413	43,413	15,087	2008
SPRINGHILL SUITES Danbury, CT	9,130	3,200	14,833	—	1,549	3,200	16,382	19,582	4,625	2007
WESTIN GALLERIA HOUSTON Houston, TX	60,000	7,842	112,850	—	—	7,842	112,850	120,692	1,731	2013
WESTIN OAKS HOUSTON Houston, TX	50,000	4,260	96,087	—	—	4,260	96,087	100,347	1,535	2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Student Housing
14th STREET—UAB Birmingham, AL	—	4,250	27,458	—	142	4,250	27,600	31,850	6,553	2007
ASU POLYTECHNIC STUDENT HOUSING Mesa, AZ	7,838	—	12,122	—	(403)	—	11,719	11,719	717	2012
FIELDS APARTMENT HOMES Bloomington, IN	18,700	1,850	29,783	—	101	1,850	29,884	31,734	7,466	2007
THE RADIAN (PENN) Radian, PA	56,592	—	79,997	—	11,949	—	91,946	91,946	17,931	2007
UNIV HOUSE AT CENTRAL FL Orlando, FL	44,812	13,319	51,478	—	3	13,319	51,481	64,800	2,956	2012
UNIV HOUSE AT FAYETTEVILLE Fayetteville, AR	21,075	3,957	37,485	—	—	3,957	37,485	41,442	792	2013
UNIV HOUSE FULLERTON Fullerton, CA	72,748	29,324	100,832	—	—	29,324	100,832	130,156	2,442	2013
UNIV HOUSE AT GAINESVILLE Gainesville, FL	—	6,561	36,879	—	902	6,561	37,781	44,342	8,142	2007
UNIV HOUSE AT HUNTSVILLE Huntsville, TX	—	1,351	26,308	—	1,260	1,351	27,568	28,919	6,619	2007
UNIV HOUSE AT LAFAYETTE Lafayette, AL	—	—	16,357	—	1,765	—	18,122	18,122	4,308	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
UNIV HOUSE AT TCU Forth Worth, TX	7,925	2,010	13,166	—	—	2,010	13,166	15,176	428	2013
UNIV HOUSE AT TEMPE Tempe, AZ	53,400	5,757	91,998	—	—	5,757	91,998	97,755	1,545	2013
UNIV HOUSE AT THE RETREAT RALEIGH Raleigh, NC	24,360	2,200	36,364	—	7	2,200	36,371	38,571	1,370	2012
UNIV HOUSE AT THE RETREAT TALLAHASSEE Tallahassee, FL	32,227	4,075	48,636	—	6	4,075	48,642	52,717	1,917	2012
Non-core
11500 MARKET STREET Jacinto City, TX	—	140	346	(35)	(159)	105	187	292	19	2005
ANHEUSER BUSCH Devens, MA	—	2,200	13,598	—	1	2,200	13,599	15,799	3,014	2007
AT&T CLEVELAND Cleveland, OH	24,529	870	40,033	—	193	870	40,226	41,096	9,637	2005
ATLAS - ST PAUL St Paul, MN	—	3,890	10,093	—	—	3,890	10,093	13,983	2,208	2007
ATLAS-NEW ULM New Ulm, MN	—	900	9,359	—	—	900	9,359	10,259	2,051	2007
BLOCK 121 Birmingham, AL	15,133	3,360	32,087	(150)	2,424	3,210	34,511	37,721	3,996	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
BRIDGESIDE POINT OFFICE BLDG Pittsburgh, PA	15,939	1,525	28,609	—	37	1,525	28,646	30,171	8,093	2006
CHILI'S - HUNTING BAYOU Jacinto City, TX	—	400	—	(115)	—	285	—	285	—	2005
CINEMARK - JACINTO CITY Jacinto City, TX	—	1,160	10,540	(377)	(5,774)	783	4,766	5,549	54	2005
CITIZENS (CFG) NEW HAMPSHIRE Manchester, NH	—	9,620	15,633	(5,170)	(11,886)	4,450	3,747	8,197	77	2007
CITIZENS (CFG) NEW YORK Plattsburgh, NY	—	70	1,342	(69)	(1,263)	1	79	80	—	2007
CITIZENS (CFG) PENNSYLVANIA Dallastown, PA	—	150	962	(113)	(816)	37	146	183	7	2007
CITIZENS (CFG) PENNSYLVANIA York, PA	—	400	3,016	(276)	(2,513)	124	503	627	20	2007
CITIZENS (CFG) RHODE ISLAND Providence, RI	—	1,278	3,817	(702)	(2,950)	576	867	1,443	18	2007
DENVER HIGHLANDS Highlands Ranch, CO	—	1,700	11,839	—	37	1,700	11,876	13,576	3,002	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
DULLES EXECUTIVE PLAZA Herndon, VA	68,750	15,500	96,083	—	3,167	15,500	99,250	114,750	27,657	2006
FREMONT Fremont, CA	11,400	2,984	4,767	—	—	2,984	4,767	7,751	—	2013
HASKELL-ROLLING PLAINS FACILITY Haskell, TX	—	45	19,733	—	1	45	19,734	19,779	4,396	2008
HUDSON CORRECTIONAL FACILITY Hudson, Co	—	1,382	—	—	93,137	1,382	93,137	94,519	16,961	2009
IA ORLANDO SAND Orlando, FL	—	19,388	—	—	—	19,388	—	19,388	—	2011
IMAGINE AVONDALE Avondale, AZ	—	1,195	5,731	—	—	1,195	5,731	6,926	834	2010
IMAGINE COOLIDGE Coolidge, AZ	—	2,260	3,895	(1,490)	1,017	770	4,912	5,682	662	2010
IMAGINE COOLIDGE II Coolidge, AZ	—	1,490	4,857	—	1,025	1,490	5,882	7,372	435	2011
IMAGINE DISCOVERY Baltimore, MD	—	590	7,117	—	—	590	7,117	7,707	1,033	2010
IMAGINE FIRESTONE Firestone, CO	—	680	6,439	—	—	680	6,439	7,119	935	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
IMAGINE HOPE LAMOND Washington, DC	—	775	9,706	—	—	775	9,706	10,481	1,407	2010
IMAGINE INDIGO RANCH Colorado Springs, CO	—	1,150	7,304	—	—	1,150	7,304	8,454	1,061	2010
IMAGINE TOWN CENTER Palm Coast, FL	—	1,175	7,309	—	2,606	1,175	9,915	11,090	1,241	2010
LAS PLUMAS San Jose, CA	19,394	9,885	1,389	—	—	9,885	1,389	11,274	—	2013
NORTH FIRST San Jose, CA	8,191	7,888	1,108	—	—	7,888	1,108	8,996	—	2013
NORTH POINTE PARK Hanahan, SC	—	2,350	—	—	—	2,350	—	2,350	—	2011
NTB ELDRIDGE Houston, TX	500	960	—	—	—	960	—	960	—	2005
OAK PARK II Dallas, TX	—	8,499	—	(4,180)	—	4,319	—	4,319	—	2011
OAK PARK TRS Dallas, TX	—	19,030	—	(9,349)	—	9,681	—	9,681	—	2011
PALAZZO DEL LAGO Orlando, FL	—	8,938	—	—	—	8,938	—	8,938	—	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
RALEIGH HILLSBOROUGH Raleigh, NC	—	2,605	—	(1,930)	—	675	—	675	—	2007
SALTGRASS RESTAURANT-HUNTING BAYOU Jacinto City, TX	—	540	—	(242)	—	298	—	298	—	2005
SBC CENTER Hoffman Estates, IL	157,704	35,800	287,424	(16,297)	(207,645)	19,503	79,779	99,282	1,606	2007
SCHNEIDER ELECTRIC Loves Park, IL	11,000	2,150	14,720	(581)	(6,935)	1,569	7,785	9,354	294	2007
SONORA Sunnyvale, CA	4,335	4,294	1,665	—	—	4,294	1,665	5,959	—	2013
SOUTHPOINT Petaluma, CA	—	3,218	4,744	—	—	3,218	4,744	7,962	—	2013
SUNTRUST BANK I NC Concord, NC	—	550	757	—	—	550	757	1,307	169	2007
SUNTRUST OFFICE I NC Winston-Salem, NC	—	400	1,471	—	(1)	400	1,470	1,870	328	2007
SYCAMORE Mipitas, CA	2,730	2,009	382	—	—	2,009	382	2,391	—	2013
TECH I Fremont, CA	3,027	2,305	2,295			2,305	2,295	4,600	—	2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
TECH II Fremont, CA	14,400	5,349	7,918	—	—	5,349	7,918	13,267	—	2013
TIMBER Fremont, CA	10,158	4,921	4,707			4,921	4,707	9,628	—	2013
TRIMBLE San Jose, CA	14,868	12,732	10,045	—	—	12,732	10,045	22,777	—	2013
UNITED HEALTH - FREDERICK Frederick, MD	—	5,100	26,303	—	2	5,100	26,305	31,405	4,603	2008
WASHINGTON MUTUAL - ARLINGTON Arlington, TX	20,115	4,867	30,925	(1,549)	(17,387)	3,318	13,538	16,856	265	2007
WORLDGATE PLAZA Herndon, VA	59,950	14,000	79,048	—	3,854	14,000	82,902	96,902	20,095	2007

Totals	3,904,947	1,401,523	6,657,719	(45,192)	191,602	1,356,331	6,849,321	8,205,652	1,251,454

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
Properties Classified as Held for Sale
BI-LO - GREENVILLE Greenville, SC	3,480	1,400	5,503	—	—	1,400	5,503	6,903	1,408	2006
GLENDALE HEIGHTS I, II, III Glendale Heights, IL	4,705	2,220	6,399	—	172	2,220	6,571	8,791	1,700	2006
LEXINGTON ROAD Athens, GA	5,454	1,980	7,105	—	—	1,980	7,105	9,085	1,797	2006
NEWTOWN ROAD Virginia Beach, VA	968	574	877	—	(876)	574	1	575	—	2006
STOP & SHOP - SICKLERVILLE Sicklerville, NJ	8,064	2,200	11,559	—	—	2,200	11,559	13,759	2,959	2006
STOP N SHOP - BRISTOL Bristol, RI	8,089	1,700	11,830	—	—	1,700	11,830	13,530	3,028	2006
STOP N SHOP - CUMBERLAND Cumberland, RI	10,435	2,400	16,196	—	—	2,400	16,196	18,596	4,146	2006
STOP N SHOP - FRAMINGHAM Framingham, MA	8,987	6,500	8,517	—	—	6,500	8,517	15,017	2,180	2006
STOP N SHOP - HYDE PARK Hyde Park, NY	—	2,000	12,274	—	—	2,000	12,274	14,274	3,316	2006
STOP N SHOP - MALDEN Malden, MA	12,321	6,700	13,828	—	—	6,700	13,828	20,528	3,539	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
STOP N SHOP - SOUTHINGTON Southington, CT	10,020	4,000	13,938	—	—	4,000	13,938	17,938	3,568	2006
STOP N SHOP - SWAMPSCOTT Swampscott, MA	10,727	4,200	13,613	—	—	4,200	13,613	17,813	3,484	2006
SUNTRUST BANK I AL Muscle Shoals, AL	966	675	1,018	—	(1)	675	1,017	1,692	217	2007
SUNTRUST BANK I AL Killen, AL	426	633	449	—	—	633	449	1,082	96	2007
SUNTRUST BANK I FL Panama City, FL	839	1,200	603	—	—	1,200	603	1,803	129	2007
SUNTRUST BANK I FL Bayonet Point, FL	819	1,285	584	—	—	1,285	584	1,869	124	2007
SUNTRUST BANK I FL Daytona Beach, FL	940	600	681	—	—	600	681	1,281	145	2007
SUNTRUST BANK I FL Sarasota, FL	737	900	534	—	—	900	534	1,434	114	2007
SUNTRUST BANK I FL Pensacola, FL	499	725	359	—	—	725	359	1,084	76	2007
SUNTRUST BANK I FL Clearwater, FL	1,308	1,700	933	—	—	1,700	933	2,633	199	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Daytona Beach, FL	829	1,218	601	—	—	1,218	601	1,819	128	2007
SUNTRUST BANK I FL Deltona, FL	812	950	579	—	—	950	579	1,529	123	2007
SUNTRUST BANK I FL Boca Raton, FL	1,172	1,900	849	—	—	1,900	849	2,749	181	2007
SUNTRUST BANK I FL Clearwater, FL	1,124	900	802	—	—	900	802	1,702	171	2007
SUNTRUST BANK I FL Ocala, FL	804	1,476	574	—	—	1,476	574	2,050	122	2007
SUNTRUST BANK I FL Palm Coast, FL	748	1,100	534	—	—	1,100	534	1,634	114	2007
SUNTRUST BANK I FL Fort Meade, FL	982	1,400	712	—	—	1,400	712	2,112	152	2007
SUNTRUST BANK I FL Fruitland Park, FL	446	575	321	—	—	575	321	896	68	2007
SUNTRUST BANK I FL Ocala, FL	703	953	509	—	—	953	509	1,462	109	2007
SUNTRUST BANK I FL Ormond Beach, FL	1,063	950	771	—	—	950	771	1,721	164	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Gainesville, FL	740	1,100	537	—	—	1,100	537	1,637	114	2007
SUNTRUST BANK I FL Lakeland, FL	509	625	366	—	—	625	366	991	78	2007
SUNTRUST BANK I FL Hobe Sound, FL	884	950	641	—	—	950	641	1,591	137	2007
SUNTRUST BANK I FL Mulberry, FL	433	600	314	—	—	600	314	914	67	2007
SUNTRUST BANK I FL Indian Harbour Beach, FL	764	1,060	553	—	—	1,060	553	1,613	118	2007
SUNTRUST BANK I FL Inverness, FL	986	500	715	—	—	500	715	1,215	152	2007
SUNTRUST BANK I FL Lake Mary, FL	1,993	2,100	1,422	—	—	2,100	1,422	3,522	303	2007
SUNTRUST BANK I FL Melbourne, FL	906	910	656	—	—	910	656	1,566	140	2007
SUNTRUST BANK I FL St. Petersburg, FL	724	1,000	525	—	—	1,000	525	1,525	112	2007
SUNTRUST BANK I FL Lutz, FL	653	1,100	474	—	—	1,100	474	1,574	101	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Marianna, FL	1,179	275	841	—	—	275	841	1,116	179	2007
SUNTRUST BANK I FL Gainesville, FL	469	730	340	—	—	730	340	1,070	72	2007
SUNTRUST BANK I FL Vero Beach, FL	1,361	900	979	—	—	900	979	1,879	209	2007
SUNTRUST BANK I FL Mount Dora, FL	1,065	500	772	—	—	500	772	1,272	165	2007
SUNTRUST BANK I FL Sarasota, FL	1,172	1,800	850	—	—	1,800	850	2,650	181	2007
SUNTRUST BANK I FL New Smyrna Beach, FL	556	300	403	—	—	300	403	703	86	2007
SUNTRUST BANK I FL Lakeland, FL	972	1,700	705	—	—	1,700	705	2,405	150	2007
SUNTRUST BANK I FL Port St. Lucie, FL	761	900	552	—	—	900	552	1,452	118	2007
SUNTRUST BANK I FL Okeechobee, FL	861	1,200	620	—	—	1,200	620	1,820	132	2007
SUNTRUST BANK I FL Ormond Beach, FL	1,186	650	859	—	—	650	859	1,509	183	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Osprey, FL	999	1,100	719	—	—	1,100	719	1,819	153	2007
SUNTRUST BANK I FL New Port Richey, FL	634	975	459	—	—	975	459	1,434	98	2007
SUNTRUST BANK I FL Pembroke Pines, FL	993	1,750	708	—	—	1,750	708	2,458	151	2007
SUNTRUST BANK I FL Orlando, FL	992	1,023	719	—	—	1,023	719	1,742	153	2007
SUNTRUST BANK I FL Pompano Beach, FL	1,237	1,800	896	—	—	1,800	896	2,696	191	2007
SUNTRUST BANK I FL Jacksonville, FL	647	1,030	469	—	—	1,030	469	1,499	100	2007
SUNTRUST BANK I FL Miami, FL	1,938	2,803	1,394	—	—	2,803	1,394	4,197	297	2007
SUNTRUST BANK I FL Rockledge, FL	796	490	577	—	—	490	577	1,067	123	2007
SUNTRUST BANK I FL Tampa, FL	561	812	406	—	—	812	406	1,218	87	2007
SUNTRUST BANK I FL Seminole, FL	1,586	1,565	1,141	—	—	1,565	1,141	2,706	243	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Orlando, FL	985	1,430	714	—	—	1,430	714	2,144	152	2007
SUNTRUST BANK I FL Jacksonville, FL	594	861	431	—	—	861	431	1,292	92	2007
SUNTRUST BANK I FL Ocala, FL	1,071	1,500	764	—	—	1,500	764	2,264	163	2007
SUNTRUST BANK I FL Brooksville, FL	462	600	335	—	—	600	335	935	71	2007
SUNTRUST BANK I FL Spring Hill, FL	1,067	600	761	—	—	600	761	1,361	162	2007
SUNTRUST BANK I FL St. Augustine, FL	1,062	1,000	758	—	—	1,000	758	1,758	161	2007
SUNTRUST BANK I FL Port St. Lucie, FL	951	1,050	689	—	—	1,050	689	1,739	147	2007
SUNTRUST BANK I FL Vero Beach, FL	609	850	441	—	—	850	441	1,291	94	2007
SUNTRUST BANK I FL Gulf Breeze, FL	795	1,150	576	—	—	1,150	576	1,726	123	2007
SUNTRUST BANK I FL Casselberry, FL	1,259	2,400	913	—	—	2,400	913	3,313	194	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I FL Winter Park, FL	1,494	2,700	1,075	—	—	2,700	1,075	3,775	229	2007
SUNTRUST BANK I FL Plant City, FL	633	600	456	—	—	600	456	1,056	97	2007
SUNTRUST BANK I FL St. Petersburg, FL	913	1,540	662	—	—	1,540	662	2,202	141	2007
SUNTRUST BANK I FL Ormond Beach, FL	911	580	661	—	—	580	661	1,241	141	2007
SUNTRUST BANK I FL West St. Cloud, FL	1,085	1,840	786	(26)	—	1,814	786	2,600	168	2007
SUNTRUST BANK I FL Tamarac, FL	899	1,450	652	—	—	1,450	652	2,102	139	2007
SUNTRUST BANK I GA Brunswick, GA	676	1,050	584	—	—	1,050	584	1,634	124	2007
SUNTRUST BANK I GA Kennesaw, GA	1,114	2,100	955	—	—	2,100	955	3,055	203	2007
SUNTRUST BANK I GA Columbus, GA	1,003	675	852	—	—	675	852	1,527	182	2007
SUNTRUST BANK I GA Atlanta, GA	3,857	7,184	3,329	—	—	7,184	3,329	10,513	710	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Chambleee, GA	890	1,375	756	—	—	1,375	756	2,131	161	2007
SUNTRUST BANK I GA Conyers, GA	912	525	787	—	—	525	787	1,312	168	2007
SUNTRUST BANK I GA Atlanta, GA	1,414	1,750	1,211	—	—	1,750	1,211	2,961	258	2007
SUNTRUST BANK I GA Savannah, GA	560	300	483	—	—	300	483	783	103	2007
SUNTRUST BANK I GA Douglasville, GA	720	800	617	—	—	800	617	1,417	131	2007
SUNTRUST BANK I GA Albany, GA	293	325	253	—	—	325	253	578	54	2007
SUNTRUST BANK I GA Athens, GA	540	865	466	—	—	865	466	1,331	99	2007
SUNTRUST BANK I GA Macon, GA	472	250	408	—	—	250	408	658	87	2007
SUNTRUST BANK I GA Duluth, GA	1,366	1,275	1,171	—	—	1,275	1,171	2,446	250	2007
SUNTRUST BANK I GA Madison, GA	723	90	614	—	—	90	614	704	131	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Marietta, GA	1,298	2,025	1,120	—	—	2,025	1,120	3,145	239	2007
SUNTRUST BANK I GA Marietta, GA	1,149	1,200	992	—	—	1,200	992	2,192	211	2007
SUNTRUST BANK I GA Cartersville, GA	1,322	1,000	1,141	—	—	1,000	1,141	2,141	243	2007
SUNTRUST BANK I GA Atlanta, GA	2,617	4,539	2,259	—	—	4,539	2,259	6,798	482	2007
SUNTRUST BANK I GA Lithonia, GA	539	300	465	—	—	300	465	765	99	2007
SUNTRUST BANK I GA Peachtree City, GA	1,197	1,500	1,034	—	—	1,500	1,034	2,534	220	2007
SUNTRUST BANK I GA Stone Mountain, GA	797	575	688	—	—	575	688	1,263	147	2007
SUNTRUST BANK I GA Atlanta, Ga	1,832	1,600	1,581	—	—	1,600	1,581	3,181	337	2007
SUNTRUST BANK I GA Union City, GA	402	475	347	—	—	475	347	822	74	2007
SUNTRUST BANK I GA Savannah, GA	535	650	462	—	—	650	462	1,112	98	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I GA Morrow, GA	1,017	525	878	—	—	525	878	1,403	187	2007
SUNTRUST BANK I GA Norcross, GA	462	575	396	—	—	575	396	971	84	2007
SUNTRUST BANK I GA Stockbridge, GA	699	869	603	—	—	869	603	1,472	129	2007
SUNTRUST BANK I GA Stone Mountain, GA	529	250	449	—	—	250	449	699	96	2007
SUNTRUST BANK I GA Sylvester, GA	450	575	388	—	—	575	388	963	83	2007
SUNTRUST BANK I GA Evans, GA	1,233	1,100	1,065	—	—	1,100	1,065	2,165	227	2007
SUNTRUST BANK I GA Thomson, GA	340	200	294	—	—	200	294	494	63	2007
SUNTRUST BANK I MD Avondale, MD	1,015	600	1,414	—	(1)	600	1,413	2,013	301	2007
SUNTRUST BANK I MD Cambridge, MD	1,050	800	1,462	—	(1)	800	1,461	2,261	311	2007
SUNTRUST BANK I MD Cockeysville, MD	1,139	800	1,575	—	(1)	800	1,574	2,374	336	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I MD Glen Burnie, MD	1,600	700	2,229	—	(1)	700	2,228	2,928	475	2007
SUNTRUST BANK I MD Annapolis, MD	1,776	100	2,473	—	(1)	100	2,472	2,572	527	2007
SUNTRUST BANK I MD Prince Frederick, MD	1,267	1,100	1,737	—	(1)	1,100	1,736	2,836	370	2007
SUNTRUST BANK I NC Greensboro, NC	608	600	844	—	—	600	844	1,444	180	2007
SUNTRUST BANK I NC Greensboro, NC	510	550	719	—	—	550	719	1,269	153	2007
SUNTRUST BANK I NC Apex, NC	640	190	896	—	—	190	896	1,086	191	2007
SUNTRUST BANK I NC Arden, NC	341	450	477	—	—	450	477	927	102	2007
SUNTRUST BANK I NC Asheboro, NC	490	400	690	—	—	400	690	1,090	147	2007
SUNTRUST BANK I NC Bessemer City, NC	428	75	604	—	—	75	604	679	129	2007
SUNTRUST BANK I NC Durham, NC	315	500	444	—	—	500	444	944	95	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Charlotte, NC	506	550	701	—	—	550	701	1,251	150	2007
SUNTRUST BANK I NC Charlotte, NC	632	200	891	—	—	200	891	1,091	190	2007
SUNTRUST BANK I NC Greensboro, NC	654	425	915	—	—	425	915	1,340	195	2007
SUNTRUST BANK I NC Creedmoor, NC	369	320	512	—	—	320	512	832	109	2007
SUNTRUST BANK I NC Durham, NC	565	280	796	(162)	—	118	796	914	170	2007
SUNTRUST BANK I NC Dunn, NC	583	400	821	—	—	400	821	1,221	175	2007
SUNTRUST BANK I NC Harrisburg, NC	276	550	389	—	—	550	389	939	83	2007
SUNTRUST BANK I NC Hendersonville, NC	659	450	929	—	—	450	929	1,379	198	2007
SUNTRUST BANK I NC Mebane, NC	734	300	1,034	—	—	300	1,034	1,334	221	2007
SUNTRUST BANK I NC Lenoir, NC	1,689	175	2,380	—	1	175	2,381	2,556	507	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Roxboro, NC	539	130	747	—	—	130	747	877	159	2007
SUNTRUST BANK I NC Winston-Salem, NC	438	300	617	—	—	300	617	917	132	2007
SUNTRUST BANK I NC Oxford, NC	826	280	1,164	—	—	280	1,164	1,444	248	2007
SUNTRUST BANK I NC Pittsboro, NC	294	25	408	—	—	25	408	433	87	2007
SUNTRUST BANK I NC Charlotte, NC	753	500	1,061	—	—	500	1,061	1,561	226	2007
SUNTRUST BANK I NC Greensboro, NC	401	500	561	—	—	500	561	1,061	120	2007
SUNTRUST BANK I NC Stanley, NC	291	350	410	—	—	350	410	760	87	2007
SUNTRUST BANK I NC Salisbury, NC	273	275	382	—	—	275	382	657	81	2007
SUNTRUST BANK I NC Sylva, NC	317	600	446	—	—	600	446	1,046	95	2007
SUNTRUST BANK I NC Lexington, NC	168	150	237	—	—	150	237	387	51	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Walnut Cove, NC	478	140	674	—	—	140	674	814	144	2007
SUNTRUST BANK I NC Yadkinville, NC	668	250	941	—	—	250	941	1,191	201	2007
SUNTRUST BANK I NC Rural Hall, NC	252	275	356	—	—	275	356	631	76	2007
SUNTRUST BANK I SC Greenville, SC	836	260	1,255	—	(1)	260	1,254	1,514	267	2007
SUNTRUST BANK I SC Liberty, SC	513	80	758	—	—	80	758	838	162	2007
SUNTRUST BANK I SC Mauldin, SC	590	350	878	—	(1)	350	877	1,227	187	2007
SUNTRUST BANK I SC Greenville, SC	543	160	816	—	—	160	816	976	174	2007
SUNTRUST BANK I SC Greenville, SC	411	360	618	—	—	360	618	978	132	2007
SUNTRUST BANK I SC Greenville, SC	794	800	1,192	—	(1)	800	1,191	1,991	254	2007
SUNTRUST BANK I TN Kingsport, TN	343	240	319	—	—	240	319	559	68	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN Morristown, TN	251	370	234	—	—	370	234	604	50	2007
SUNTRUST BANK I TN Brentwood, TN	1,112	1,110	1,036	—	(1)	1,110	1,035	2,145	221	2007
SUNTRUST BANK I TN Brentwood, TN	1,001	1,100	932	—	(1)	1,100	931	2,031	198	2007
SUNTRUST BANK I TN Nashville, TN	1,104	1,450	1,028	—	(1)	1,450	1,027	2,477	219	2007
SUNTRUST BANK I TN East Ridge, TN	433	250	400	—	—	250	400	650	85	2007
SUNTRUST BANK I TN Nashville, TN	952	735	872	—	(1)	735	871	1,606	186	2007
SUNTRUST BANK I TN Lebanon, TN	925	675	848	—	(1)	675	847	1,522	180	2007
SUNTRUST BANK I TN Chattanooga, TN	677	425	630	—	(1)	425	629	1,054	134	2007
SUNTRUST BANK I TN Chattanooga, TN	531	185	491	—	—	185	491	676	105	2007
SUNTRUST BANK I TN Loudon, TN	411	410	383	—	—	410	383	793	82	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I TN Nashville, TN	726	1,400	671	—	(1)	1,400	670	2,070	143	2007
SUNTRUST BANK I TN Soddy Daisy, TN	423	150	394	—	—	150	394	544	84	2007
SUNTRUST BANK I TN Signal Mountain, TN	403	550	375	—	—	550	375	925	80	2007
SUNTRUST BANK I TN Smyrna, TN	636	870	593	—	(1)	870	592	1,462	126	2007
SUNTRUST BANK I TN Murfreesboro, TN	570	1,000	530	—	(1)	1,000	529	1,529	113	2007
SUNTRUST BANK I TN Murfreesboro, TN	285	391	265	—	—	391	265	656	57	2007
SUNTRUST BANK I TN Johnson City, TN	184	180	168	—	—	180	168	348	36	2007
SUNTRUST BANK I TN Chattanooga, TN	298	453	278	—	—	453	278	731	59	2007
SUNTRUST BANK I TN Nashville, TN	488	620	454	—	—	620	454	1,074	97	2007
SUNTRUST BANK I VA Accomac, VA	232	30	260	—	—	30	260	290	55	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA Richmond, VA	273	300	306	—	—	300	306	606	65	2007
SUNTRUST BANK I VA Fairfax, VA	1,471	1,000	1,647	—	—	1,000	1,647	2,647	351	2007
SUNTRUST BANK I VA Fredericksburg, VA	911	1,000	1,012	—	—	1,000	1,012	2,012	216	2007
SUNTRUST BANK I VA Richmond, VA	261	500	292	—	—	500	292	792	62	2007
SUNTRUST BANK I VA Collinsville, VA	349	140	384	—	—	140	384	524	82	2007
SUNTRUST BANK I VA Lynchburg, VA	889	380	988	—	—	380	988	1,368	210	2007
SUNTRUST BANK I VA Stafford, VA	1,323	2,200	1,482	—	—	2,200	1,482	3,682	316	2007
SUNTRUST BANK I VA Gloucester, VA	1,036	760	1,142	—	—	760	1,142	1,902	243	2007
SUNTRUST BANK I VA Chesapeake, VA	653	450	726	—	—	450	726	1,176	155	2007
SUNTRUST BANK I VA Lexington, VA	204	310	228	—	—	310	228	538	49	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I VA Radford, Va	165	90	185	—	—	90	185	275	39	2007
SUNTRUST BANK I VA Williamsburg, VA	489	530	547	—	—	530	547	1,077	117	2007
SUNTRUST BANK I VA Roanoke, VA	1,212	1,170	1,357	—	—	1,170	1,357	2,527	289	2007
SUNTRUST BANK I VA Onancock, VA	892	200	999	—	—	200	999	1,199	213	2007
SUNTRUST BANK I VA Painter, VA	157	120	176	—	—	120	176	296	37	2007
SUNTRUST BANK I VA Stuart, VA	840	260	926	—	—	260	926	1,186	197	2007
SUNTRUST BANK I VA Roanoke, VA	445	450	498	—	—	450	498	948	106	2007
AT&T - ST LOUIS St Louis, MO	112,695	8,000	170,169	—	173	8,000	170,342	178,342	40,097	2007
COMMONS DRIVE Aurora, IL	3,663	1,600	5,746	—	3,320	1,600	9,066	10,666	1,962	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
HOUSTON LAKES Houston, TX	8,988	3,000	12,950	—	644	3,000	13,594	16,594	3,296	2006
KINROSS LAKES Richfield, OH	10,065	825	14,639	(468)	(11,368)	357	3,271	3,628	89	2005
REGIONAL ROAD Greensboro, NC	8,679	950	10,501	—	122	950	10,623	11,573	2,673	2006
SANOFI AVENTIS Bridgewater, NJ	190,000	16,900	192,987	—	2,621	16,900	195,608	212,508	31,953	2009
SANTEE - CIVIC CENTER Santee, CA	12,023	—	17,838	—	802	—	18,640	18,640	4,446	2005
SUNTRUST OFFICE I FL Bushnell, FL	578	315	363	—	(1)	315	362	677	77	2007
SUNTRUST OFFICE I FL Melbourne, FL	1,046	1,260	662	—	(1)	1,260	661	1,921	141	2007
SUNTRUST OFFICE I GA Douglas, GA	495	275	675	—	—	275	675	950	144	2007
SUNTRUST OFFICE I MD Bethesda, MD	2,651	650	4,617	—	(2)	650	4,615	5,265	983	2007
SUNTRUST OFFICE I NC Raleigh, NC	1,098	500	1,700	—	(1)	500	1,699	2,199	362	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
SUNTRUST OFFICE I VA Richmond, VA	3,826	1,360	6,272	—	(3)	1,360	6,269	7,629	1,336	2007
11500 MELROSE AVE -294 TOLLWAY Franklin Park, IL	4,561	2,500	5,071	—	—	2,500	5,071	7,571	1,142	2006
1800 BRUNING Itasca, IL	10,156	10,000	7,971	—	87	10,000	8,058	18,058	2,008	2006
500 HARTLAND Hartland, WI	5,860	1,200	7,459	—	150	1,200	7,609	8,809	1,899	2006
55th STREET Kenosha, WI	7,351	1,600	11,115	—	—	1,600	11,115	12,715	2,811	2007
BAYMEADOW - GLEN BURNIE Glen Burnie, MD	13,824	1,225	23,407	—	24	1,225	23,431	24,656	5,587	2006
C&S - ABERDEEN Aberdeen, MD	22,720	4,650	33,276	(10)	13	4,640	33,289	37,929	7,842	2006
C&S - BIRMINGHAM Birmingham, AL	24,521	3,400	40,373	—	—	3,400	40,373	43,773	7,391	2008
C&S - NORTH HATFIELD Hatfield, MA	20,280	4,800	30,103	—	14	4,800	30,117	34,917	7,094	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
C&S - SOUTH HATFIELD Hatfield, MA	10,000	2,500	15,251	—	11	2,500	15,262	17,762	3,595	2006
C&S - WESTFIELD Westfield, MA	29,500	3,850	45,906	—	13	3,850	45,919	49,769	10,817	2006
CLARION Clarion, IA	3,172	87	4,790	—	90	87	4,880	4,967	1,159	2007
COLOMA Coloma, MI	10,017	410	17,110	—	772	410	17,882	18,292	3,792	2006
DEER PARK SEACO Deer Park, TX	2,965	240	5,271	—	—	240	5,271	5,511	1,333	2007
DORAL - WAUKESHA Waukesha, WI	1,364	240	2,013	—	76	240	2,089	2,329	511	2006
INDUSTRIAL DRIVE Horican, WI	3,709	200	6,812	—	—	200	6,812	7,012	1,644	2007
KINSTON Kinston, NC	8,930	460	14,837	—	250	460	15,087	15,547	3,299	2006
KIRK ROAD St. Charles, IL	7,863	2,200	11,413	—	42	2,200	11,455	13,655	2,895	2007
LIBERTYVILLE ASSOCIATES Libertyville, IL	14,807	3,600	20,563	—	9	3,600	20,572	24,172	4,784	2005

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (D,E)	Accumulated Depreciation (D,F)	Date of Completion of Construction or Acquisition
MOUNT ZION ROAD Lebanon, IN	24,632	2,570	41,667	—	—	2,570	41,667	44,237	9,693	2007
OTTAWA Ottawa, IL	1,768	200	2,905	—	—	200	2,905	3,105	717	2007
TRI-STATE HOLDINGS I Wood Dale, IL	4,665	4,700	3,973	—	—	4,700	3,973	8,673	968	2007
TRI-STATE HOLDINGS II Houston, TX	6,372	1,630	11,252	—	—	1,630	11,252	12,882	2,618	2007
TRI-STATE HOLDINGS III Mosinee, WI	4,334	650	8,083	—	—	650	8,083	8,733	1,880	2007
WESTPORT - MECHANICSBURG Mechanicsburg, PA	4,029	1,300	6,183	—	486	1,300	6,669	7,969	1,642	2006

Held for Sale Properties, total	826,762	272,536	1,069,418	(666)	(2,379)	271,870	1,067,039	1,338,909	(233,907)

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2013

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2013 for Federal income tax purposes was approximately $10,234,045 (unaudited).

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2013	2012	2011
Balance at January 1,	$10,561,820	10,404,239	10,295,107
Acquisitions and capital improvements	1,550,992	885,768	618,923
Disposals and write-offs	(2,568,251)	(728,187)	(509,791)
Properties classified as held for sale	$(1,338,909)	—	—
Balance at December 31,	$8,205,652	10,561,820	10,404,239

(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$1,581,524	1,301,899	1,038,829
Depreciation expense, continuing operations	275,699	361,974	361,450
Depreciation expense, properties classified as held for sale	27,855	—	—
Accumulated depreciation expense, properties classified as held for sale	(233,907)	—	—
Disposal and write-offs	(399,717)	(82,349)	(98,380)
Balance at December 31,	$1,251,454	1,581,524	1,301,899

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5	-	15 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2013, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for the 2014 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2014, and is incorporated herein by reference.

Code of Ethics
We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation
The information required by this Item will be presented in our definitive proxy statement for the 2014 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for the 2014 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for the 2014 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2014, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for the 2014 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2014, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(b)	Financial Statements:

Report of Independent Registered Public Account Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2013 is submitted herewith.

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
INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
President
Date:	March 13, 2014
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks	Director and chairman of the board	March 13, 2014
Name:	Robert D. Parks

By:	/s/ Thomas P. McGuinness	President (principal executive officer)	March 13, 2014
Name:	Thomas P. McGuinness

By:	/s/ Jack Potts	Treasurer and principal financial officer	March 13, 2014
Name:	Jack Potts

By:	/s/ Anna N. Fitzgerald	Principal accounting officer	March 13, 2014
Name:	Anna N. Fitzgerald

By:	/s/ J. Michael Borden	Director	March 13, 2014
Name:	J. Michael Borden

By:	/s/ Thomas F. Meagher	Director	March 13, 2014
Name:	Thomas F. Meagher

By:	/s/ Paula Saban	Director	March 13, 2014
Name:	Paula Saban

By:	/s/ William J. Wierzbicki	Director	March 13, 2014
Name:	William J. Wierzbicki

By:	/s/ Thomas F. Glavin	Director	March 13, 2014
Name:	Thomas F. Glavin

By:	/s/ Brenda G. Gujral	Director	March 13, 2014
Name:	Brenda G. Gujral

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.1
First Amended and Restated Business Management Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 3, 2009)

10.1.1
Amendment to the First Amended and Restated Business Management Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on August 2, 2013)

10.2.2
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

10.2.3
Master Management Agreement, dated as of July 1, 2012, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 6, 2012)

EXHIBIT NO.	DESCRIPTION

10.2.4
Fourth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of October 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 31, 2013)

10.2.5
Fifth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of November 29, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 3, 2013)

10.2.6
Sixth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of December 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2014)

10.3
First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.4
Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on August 18, 2005 (file number 333-122743))

10.5
Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 13, 2008)

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

14.1	Code of Ethics*

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 13, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report on Form 10-K.