Form 10-K/A
period 2013-12-31
Inland American Real Estate Trust, Inc.
filed 2014-04-30
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-51609

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

As of April 21, 2014, there were 917,154,184.1110 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Inland American Real Estate Trust, Inc. (referred to herein as “us,” “we,” “our” or the “Company”) filed an Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) on March 13, 2014, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (the “SEC”). The Company has determined to amend the Form 10-K to include the Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following biographies set forth each director’s principal occupation and business, as well as the specific experience, qualifications, attributes and skills that led to the conclusion by the board that he or she should serve as a director of the Company. All ages are stated as of January 1, 2014. As used herein, “Inland” refers to some or all of the entities that are a part of The Inland Real Estate Group of Companies, Inc., which is comprised of a group of independent legal entities, some of which share ownership or have been sponsored and managed by Inland Real Estate Investment Corporation (“IREIC”) or its subsidiaries.

Robert D. Parks, 70. Chairman of the board and director since October 2004. Mr. Parks has over forty years of experience in the commercial real estate industry, having been a principal of the Inland organization since May 1968. Mr. Parks is currently chairman of IREIC, a position he has held since November 1984. He has also served as a director of Inland Investment Advisors, Inc. since June 1995, and served as a director of Inland Securities Corporation from August 1984 until June 2009. He served as a director of Inland Real Estate Corporation from 1994 through June 2008, and served as chairman of the board from May 1994 to May 2004 and president and chief executive officer from 1994 to April 2008. He also served as a director and chairman of the board of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 to March 2006, and as chief executive officer until December 2004, and as the chairman of the board and a director of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from its inception in March 2003 to October 2010. Mr. Parks also has served as the chairman of the board and a director of Inland Diversified Real Estate Trust, Inc. since its inception in June 2008. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments and investor relations.

Mr. Parks received his bachelor degree from Northeastern Illinois University in Chicago, and his master’s degree from the University of Chicago and later taught in Chicago’s public schools. He is a member of the National Association of Real Estate Investment Trusts, or “NAREIT.”

With over forty years of experience in the commercial real estate industry, our board believes that Mr. Parks has the depth of experience to oversee our business strategy. As the current or past chairman of the board of each of the other REITs sponsored by IREIC, including as the past chairman of a New York Stock Exchange-listed REIT, our board believes Mr. Parks has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as our chairman.

J. Michael Borden, 77. Independent director since October 2004. Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Rock Valley Leasing, Inc., Hufcor Inc. and Airwall, Inc. Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin.

Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments a Real Estate Investment Company. He currently serves on the board of directors of ANGI Corp., Dowco, Inc., Competitive Wisconsin, and St. Anthony of Padua Charitable Trust, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering. Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council. He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor degree in accounting and finance from Marquette University, Milwaukee, Wisconsin. He also attended a master of business administration program in finance at Marquette University.

Over the past twenty-five years, Mr. Borden’s various businesses have routinely entered into real estate transactions in the ordinary course of business, allowing him to develop experience in acquiring, leasing, developing and redeveloping real estate assets. Our board believes that this experience qualifies him to serve as a director on our board.

Thomas F. Glavin, 53. Independent director since October 2007. Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies. Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs. At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls. In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation. In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for the past seventeen years. Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440 unit manufactured home park in Frankfort, Illinois. Mr. Glavin received his bachelor degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University in Chicago, Illinois. Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.

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

Brenda G. Gujral, 71. Director since October 2004. Ms. Gujral has served as our president from October 2004 to September 2012. Ms. Gujral is a director of IREIC and has served as its president most recently from January 2013 to December 2013 (and served in that capacity from July 1987 through June 1992 and again from January 1998 through January 2011). Ms. Gujral was appointed chief executive officer of IREIC in January 2008 until February 2012. She served as a director of Inland Securities Corporation from January 1997 to August 2013 (and served as its president and chief operating officer from January 1997 to June 2009). Ms. Gujral served as a director of Inland Investment Advisors, Inc., an investment advisor, from January 2001 to May

2013, and has served as a director (March 2003 to May 2012) and chief executive officer (June 2005 to November 2007) of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) and as president (from June 2008 to May 2009) of Inland Diversified Real Estate Trust, Inc. Ms. Gujral also has been the chairman of the board (since May 2001) and the president (since May 2012) of Inland Private Capital Corporation (formerly, Inland Real Estate Exchange Corporation) and a director of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral has been with the Inland organization for over thirty-five years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission of the State of Oregon, establishing an office in Portland, to implement land use legislation for Oregon. Ms. Gujral graduated from California State University, in Fresno. She holds Series 7, 22, 39 and 63 certifications from FINRA, and is a member of NAREIT, the Investment Program Association and the Real Estate Investment Securities Association. Additionally, Ms. Gujral serves on the board of directors of the Disability Rights Center of the Virgin Islands, an organization that focuses on advancing the legal rights of people with disabilities in the U.S. Virgin Islands. In February of 2013, Ms. Gujral was inducted into Midwest Real Estate News Commercial Real Estate Hall of Fame.

Our board believes that this experience, coupled with her leadership experience, qualifies Ms. Gujral to serve as a member of our board.

Thomas F. Meagher, 83. Independent director since October 2004. Mr. Meagher currently serves on the board of directors of the TWA Plan Oversight Committee. He also is a former member of the board of trustees of Edward Lowe Foundation, Fairfield Savings and Loan, The Private Bank Corp. and the Chicago Chamber of Commerce. Mr. Meagher has previously served on the board of directors of UNR Industries, Rohn Towers, Greyhound Lines Inc., DuPage Airport Authority, Lakeside Bank and Trans World Airlines, where he served as chairman of the board for two years and participated in the sale of the company to American Airlines.

Mr. Meagher began his business career in 1958 when he was selected by American Airlines for its management training program. He subsequently joined Continental Air Transport of Chicago as Executive Vice-President in 1964. In 1970, Mr. Meagher was appointed the first president and chief executive officer of the Chicago Convention and Tourism Bureau, returning to Continental Air Transport as president and chief executive officer in 1972, and he sold the company in 1996. In 1980, Mr. Meagher purchased Howell Tractor and Equipment Company, a large heavy construction equipment dealership, and sold the company in April 2005.

Mr. Meagher received his bachelor degree from St. Mary’s University of Minnesota. Upon graduation, he entered the U.S. Marine Corps Officer Candidate Program, serving with the 2nd Marine Air Wing and achieving the rank of Captain. Mr. Meagher also attended graduate business school at the University of Chicago.

As a result of Mr. Meagher’s extensive business experience, including his leadership experience, our board believes that he is qualified to serve as a director on our board.

Paula Saban, 60. Independent director since October 2004. Ms. Saban has worked in the financial services and banking industry for over twenty-five years. She began her career in 1978 with Continental Bank, which later merged into Bank of America. From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas. She also managed client service teams and developed numerous client satisfaction programs. In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America’s Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly held companies and entrepreneurs. In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction. She retired from Bank of America in 2006 as a senior vice president/private client manager. In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is secretary and treasurer, and a principal stockholder.

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

In light of Ms. Saban’s experience in financial services and banking, among other things, our board believes that Ms. Saban has the necessary experience and insight to serve on our board.

William J. Wierzbicki, 68. Independent director since October 2005. Mr. Wierzbicki is a registered Professional Planner in the Province of Ontario, Canada, and is a member of both the Canadian Institute of Planners and the Ontario Professional Planners Institute. Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores, the Sault Ste. Marie North Planning Board, Township of Prince, as well as the Town of Chapleau. Mr. Wierzbicki previously served as the Coordinator of Current Planning with the City of Sault Ste. Marie, Ontario. In that capacity, his expertise was in the review of residential, commercial and industrial development proposals. Mr. Wierzbicki led the program to develop a new Comprehensive Zoning By-Law for the City of Sault Ste. Marie. Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie’s Industrial Development Strategy. More recently he has completed Community Development Plans for Batchwana First Nation’s Rankin site and for Pic Mobert First Nations. He has also developed an Official Plan and Comprehensive Zoning Bylaw for the Township of Prince. Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School in Ontario, Canada, and attended Sault College and Algoma University.

Our board believes that Mr. Wierzbicki’s experience and knowledge of commercial real estate industry, including with real estate development and land-use planning, qualifies him to serve on our board.

Executive Officers

In addition to Mr. Parks, whose biography is set forth above, the following individuals serve as our executive officers. All ages are stated as of January 1, 2014.

Thomas P. McGuinness, 58. President and principal executive officer since September 2012. Mr. McGuinness joined Inland Property Management, Inc. in 1982, and has served as its president since 1991. Mr. McGuinness also has served as president (since 1990) and chairman (since 2001) of Mid-America Management Corporation. From August 2005 through December 2011, Mr. McGuinness served as the president of Inland American HOLDCO LLC (“HOLDCO”), the sole member of each of the property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”) (“HOLDCO” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”), and as the chairman, a director and the chief executive officer of the three members of HOLDCO.

Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund and its Pension Fund. He holds SCLS and SCSM accreditations from the International Council of Shopping Centers (“ICSC”).

Jack Potts, 44. Executive Vice President since March 2014 and Treasurer and principal financial officer of the Company since February 2012. Mr. Potts previously served as our principal accounting officer and the chief accounting officer of Inland American Business Manager & Advisor, Inc. (the “Business Manager”), from September 2007 to January 2012. Mr. Potts also has served as the treasurer of Inland Real Estate Income Trust, Inc., and the treasurer of its business manager from February 2012 through July 2012. Prior to joining the Inland organization, from February 1998 to April 2007, Mr. Potts held various accounting and financial reporting positions with Equity Office Properties Trust, Inc., a then-publicly-traded owner and manager of office properties. Mr. Potts previously worked in the field of public accounting and was a manager in the real estate division for Ernst and Young LLP. He received a bachelor degree in accounting from Michigan State University in East Lansing. Mr. Potts is a certified public accountant.

Anna Fitzgerald, 38. Executive Vice President since March 2014 and principal accounting officer of the Company since February 2012. Ms. Fitzgerald served as the vice president of accounting of the Business Manager from January 2011 through March 2014. Prior to joining the

Inland organization, she had worked as a consultant to the Company, from March 2008 to December 2010. Ms. Fitzgerald was previously employed by Equity Office Properties Trust, Inc. from October 1999 to February 2008, where she held various positions in accounting, financial reporting and treasury. She received a bachelor degree in accounting and finance from Drake University in Des Moines, Iowa. Ms. Fitzgerald is a certified public accountant.

Michael E. Podboy, 37. Executive Vice President since March 2014. Mr. Podboy served as the senior vice president of non core asset management of the Business Manager from January 2012 through March 2014 and vice president asset management of the Business Manager from May 2007 through December 2011. Mr. Podboy previously worked in the field of public accounting and was a senior manager in the real estate division for KPMG LLP. He received a B.A. in accounting and computer science from the University of Saint Thomas in Saint Paul, Minnesota. Mr. Podboy is a certified public accountant (inactive). Mr. Podboy serves as a Trust Manager for Cobalt Industrial REIT II which focuses on light industrial as well as an Executive Committee member of our retail joint venture entity IAGM Retail Fund I, LLC.

Scott W. Wilton, 53. General Counsel since March 2014 and Secretary since October 2004. Mr. Wilton joined The Inland Group, Inc. in January 1995. Mr. Wilton served as the vice president of the Business Manager from July 2013 through March 2014. Prior to that time, he served as assistant vice president of The Inland Real Estate Group, Inc. and senior counsel with The Inland Real Estate Group law department. Mr. Wilton previously served as secretary of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from March 2003 to November 2005, as secretary of Inland Private Capital Corporation from May 2001 to August 2009 and as secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. from September 1998 to December 2004. Mr. Wilton was involved in all aspects of The Inland Group, Inc.’s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters and litigation management. He received bachelor degrees in economics and history from the University of Illinois, Champaign, in 1982 and his law degree from Loyola University, Chicago, Illinois, in 1985. Prior to joining The Inland Group, Inc. Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate, corporate transactions and litigation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2013.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation

Compensation of Named Executive Officers

Since the Company’s inception in 2004 until March 12, 2014, all of our named executive officers were officers and employees of one or more of the affiliates of the Business Manager and were compensated by those entities, in part, for services rendered to us. We did not separately compensate our named executive officers, nor did we reimburse the Business Manager, the Property Managers or their respective affiliates for any compensation paid to their employees who also served as our named executive officers. We paid the Business Manager and the Property Managers fees under the agreements with them. We also reimbursed them for certain fees and expenses incurred on our behalf. These fees and expenses are described in more detail in Item 13 of this Form 10-K. For the purposes of reimbursement, our corporate secretary was not considered an “executive officer,” and, accordingly, not a named executive officer. Because we did not separately compensate our executive officers during the year ended December 31, 2013, we did not have, and our board did not consider, a compensation policy or program for our named executive officers and has not included in this Form 10-K a “Compensation Discussion and Analysis” or a report from our board with respect to executive compensation.

On March 12, 2014, we agreed with the Business Manager to terminate our business management agreement, hired all of the Business Manager’s employees, and acquired the assets necessary to conduct the functions previously performed by the Business Manager. As a result, we now directly employ our executive officers, including our named executive officers, and the other former employees of the Business Manager and will no longer pay a fee to the Business Manager. We expect that during 2014, our board will review all forms of compensation to our named executive officers and approve any stock option grants, warrants, stock appreciation rights and other current or deferred compensation that may be payable to our named executive officers with respect to the current or future value of our shares. In addition, we will include the non-binding stockholder advisory votes on executive compensation and on the frequency of stockholder votes on executive compensation in our 2015 proxy statement as required pursuant to Section 14A of the Exchange Act.

Independent Director Compensation

We pay each of our independent directors an annual fee of $30,000, plus $1,000 for each meeting of the board attended in person and $500 for each meeting of the board attended by telephone. We also pay the chairperson of the audit committee an annual fee of $10,000, and pay each member of the audit committee $1,000 for each meeting of the audit committee attended in person and $500 for each meeting of the audit committee attended by telephone. We pay the chairperson of every other committee, including any special committee, an annual fee of $5,000, and pay each member of such committee $1,000 for each meeting of the committee attended in person and $500 for each meeting of the committee attended by telephone. Under certain circumstances, our board may determine that in consideration of the time and effort required of members of a special committee, certain fees are appropriate in addition to such member’s normal remuneration. For example, members of the special litigation committee, which consists solely of independent directors and is charged with, among things, reviewing and evaluating a series of demands from stockholders to conduct investigations regarding breach of fiduciary duty claims related to matters that are the subject of an SEC investigation, as described below under Item 13, receive an additional $7,500 per month during the existence of the special litigation committee. We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings. In addition, on the date of each annual meeting of stockholders, we grant to each independent director then in office options to purchase 500 shares of our common stock under our independent director stock option plan. This grant was not made at our annual meeting of stockholders held on November 15, 2013, but was later made at the reconvened meeting held on February 26, 2014.

We do not compensate any director that also is an employee of our Company, or who was an employee of the Business Manager or any of its affiliates.

The following table further summarizes compensation earned by the independent directors for the year ended December 31, 2013.

	Fees Earned in Cash Option Awards (1)		Total
J. Michael Borden	$147,000	—	$147,000
Thomas F. Glavin	$160,000	—	$160,000
Thomas F. Meagher	$ 56,500	—	$56,500
Paula Saban	$150,000	—	$150,000
William J. Wierzbicki	$ 46,000	—	$46,000

(1)	With the exception of Mr. Glavin, each independent director had options to purchase 6,000 shares of our common stock outstanding at December 31, 2013. Mr. Glavin had options to purchase 5,000 shares of our common stock outstanding at December 31, 2013. All options have been granted pursuant to our independent director stock option plan.

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

Options granted under the independent director stock option plan are exercisable until the first to occur of: (i) the tenth anniversary of the date of grant; (ii) the removal for cause of the person as an independent director; or (iii) three months following the date the person ceases to be an independent director for any other reason except death or disability.

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

Compensation Committee Interlocks and Insider Participation

None of our current or former officers or employees, or the current or former officers or employees of our subsidiaries, participated in any deliberations of our board of directors concerning executive officer compensation during the year ended December 31, 2013. In addition, during the year ended December 31, 2013, none of our executive officers served as a director or a member of the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors.

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

As described above, we have adopted an Independent Director Stock Option Plan; see “Stock Option Grants” above.

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table shows the amount of common stock beneficially owned (unless otherwise indicated) by: (1) persons that are known to beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of December 31, 2013.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class
J. Michael Borden, Independent Director	165,403	(3)	*
Thomas F. Glavin, Independent Director	28,610	(4)	*
Brenda G. Gujral, Director	9,853	(5)	*
Thomas F. Meagher, Independent Director	21,193	(6)	*
Robert D. Parks, Director and Chairman of the Board	451,920	(7)	*
Paula Saban, Independent Director	5,500	(8)	*
William J. Wierzbicki, Independent Director	6,996	(9)	*
Thomas P. McGuinness, President	—		—
Jack Potts, Treasurer and Principal Financial Officer	—		—
Anna Fitzgerald, Principal Accounting Officer	—		—
Scott W. Wilton, Secretary	4,028	(10)	*

All Directors and Officers as a group (11 persons)	693,503		*

*	Less than 1%
(1)	The business address of each person listed in the table is c/o Inland American Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.
(2)	All fractional ownership amounts have been rounded to the nearest whole number.
(3)	Mr. Borden has sole voting and dispositive power over 158,826 shares, including 61,962 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and Mr. Borden and his wife share voting and dispositive power over 6,577 shares. Mr. Borden’s shares include vested options exercisable into 5,500 shares of common stock.
(4)	Mr. Glavin has sole voting and dispositive power over 4,500 shares. Mr. Glavin and his wife share voting and dispositive power over 24,110 shares. Mr. Glavin’s shares include vested options exercisable into 4,500 shares of common stock.
(5)	Ms. Gujral has sole voting and dispositive power over 3,542 shares. Ms. Gujral and her husband share voting and dispositive power over 6,311 shares.
(6)	Mr. Meagher has sole voting and dispositive power over all of the shares that he owns. Mr. Meagher’s shares include vested options exercisable into 5,500 shares of common stock.
(7)	Mr. Parks has sole voting and dispositive power over all 451,920 shares.
(8)	Ms. Saban has sole voting and dispositive power over all of the shares that she owns. Ms. Saban’s ownership is comprised of vested options exercisable into 5,500 shares of common stock.
(9)	Mr. Wierzbicki has sole voting and dispositive power over 5,500 shares. Mr. Wierzbicki and his wife share voting and dispositive power over 1,496 shares. Mr. Wierzbicki’s shares include vested options exercisable into 5,500 shares of common stock.
(10)	Mr. Wilton and his mother share voting and dispositive power over all 3,351 shares, and Mr. Wilton and his spouse share voting and dispositive power over 677 shares owned by Mr. Wilton’s spouse through her individual IRA.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are J. Michael Borden, Thomas F. Glavin, Brenda G. Gujral, Thomas F. Meagher, Robert D. Parks, Paula Saban and William J. Wierzbicki. As required by our charter, a majority of our directors must be “independent.” Although our shares are not listed for trading on any national securities exchange, our charter defines, an “independent director” as a person who qualifies as an “independent director” pursuant to the provisions of the New York Stock Exchange Listed Company Manual. The New York Stock Exchange Listed Company Manual provides that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).

Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, and considering each director’s direct and indirect association with the Company and IREIC, our former sponsor, and its affiliates, the board has determined that Ms. Saban and Messrs. Borden, Glavin, Meagher and Wierzbicki qualify as independent directors.

Related Party Transactions

During the year ended December 31, 2013 we paid the Business Manager, an affiliate of our sponsor, IREIC, and its affiliates various fees and compensation. The following is a summary of the fees and compensation we paid to the Business Manager and its affiliates during that period. In addition, on March 12, 2014, we began the process of becoming fully self-managed by terminating our business management agreement with the Business Manager, hiring all of the Business Manager’s employees, and acquiring the assets of the Business Manager necessary to perform the functions previously performed by the Business Manager. As a first step towards internalizing the Property Managers, we hired certain of their employees; assumed responsibility for performing certain significant property management functions; and amended our property management agreements to reduce our property management fees as a result of our assumption of such responsibilities. As the second step, on December 31, 2014, we expect to terminate our property management agreements, hire the remaining Property Manager employees and acquire the assets necessary to conduct the remaining functions performed by the Property Managers. As a consequence, beginning January 1, 2015, we expect to become fully self-managed. We will not pay an internalization fee or self-management fee in connection with these self-management transactions. These self-management transactions immediately eliminated the management and advisory fees paid to the Business Manager and at the end of 2014, we expect to eliminate the fees paid to the Property Managers and terminate the property management agreements. As part of the self-management transactions, we agreed to reimburse the Business Manager and the Property Managers for certain transaction and employee related expenses and directly retain affiliates of The Inland Group, Inc. for IT services, customer service and certain back-office services that were provided to us and managed by the Business Manager prior to the termination of the business management agreement.

Pursuant to the terms of the now terminated business management agreement, after our stockholders received a non-cumulative, non-compounded return of 5.0% per annum on their “invested capital,” we paid the Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount up to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For these purposes, “average invested assets” meant, for any period, the average of the aggregate book value of our assets, including lease intangibles, invested, directly or indirectly, in financial instruments, debt and equity securities and equity interests in and loans secured by real estate assets, including amounts invested in REITs and other real estate operating companies, before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the period. We paid this fee for services provided or arranged by the Business Manager, such as managing our day-to-day business operations, arranging for the ancillary services provided by other affiliates and overseeing these services, administering our bookkeeping and accounting functions, consulting with our board, overseeing our real estate assets and providing other services as our board deems appropriate. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced in each particular quarter for investigation costs (excluding legal fees) incurred in conjunction with a non-public, formal, fact-finding investigation by the SEC to determine whether there have been violations of certain provisions of the federal securities laws regarding the business management fees, property management fees, transactions with affiliates, timing and amount of distributions paid to investors, determination of property impairments, and any decision regarding whether the Company might become a self-administered REIT. The Company has not been accused of any wrongdoing by the SEC. The Company also has been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity or security. During the year ended December 31, 2013, the Company incurred $2.04 million of investigation costs, and paid the Business Manager a business management fee equal to approximately $37.96 million, or approximately 0.37% of our “average invested assets” on an annual basis, for the year ended December 31, 2013.

For the year ended December 31, 2013, we paid Inland Investment Advisors, Inc., another affiliate of the Business Manager, an annual fee, paid on a monthly basis, totaling 1% of the first $1 to $5 million of marketable securities under management, 0.85% of marketable securities from $5 to $10 million, 0.75% of marketable securities from $10 to $25 million, 0.65% of marketable securities from $25 to $50 million, 0.60% of marketable securities from $50 to $100 million and 0.50% of marketable securities above $100 million. Notwithstanding the above, the total annual fees paid to Inland Investment Advisors plus the annual business management fee paid to the Business Manager could not exceed the amounts we paid as the annual business management fee. For the year ended December 31, 2013, we paid fees to Inland Investment Advisors in an amount equal to approximately $1.67 million.

For the year ended December 31, 2013, we also reimbursed the Business Manager and its affiliates for all expenses that it, or any affiliate, paid or incurred on our behalf, including the salaries and benefits of persons employed by the Business Manager or its affiliates and performing services for us, except for the salaries and benefits of persons who also serve as one of the executive officers or as an executive officer of the Business Manager. For the purposes of reimbursement, our corporate secretary is not considered an “executive officer.” For the year ended December 31, 2013, we incurred approximately $15.7 million of these costs.

We pay the Property Managers, the sole member of each of which is Inland American Holdco Management LLC which has three corporate members (owners) that are controlled by the principals of The Inland Group, Inc. but which are also owned by a number of other individuals, a monthly fee up to a certain percentage of gross operating income. For the year ended December 31, 2013, we paid the Property Managers monthly management fees by property type. These fees are as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.

We did not pay the Property Managers a management fee with respect to our lodging properties. Further, as is customary in the industry, we reimbursed each Property Managers, its affiliates and agents for property-level expenses that it or they paid, such as salaries and benefit expenses for on-site employees and other miscellaneous expenses. For the year ended December 31, 2013, we paid the Property Managers management aggregate fees of approximately $21.8 million. We did not pay any oversight fees for the year ended December 31, 2013. For the year ended December 31, 2013, we also reimbursed the Property Managers approximately $11.0 million, related to property level payroll expenses.

For the year ended December 31, 2013, we paid a related party of the Business Manager 0.2% of the principal amount of each loan placed on our behalf by the affiliate. These costs are capitalized as loan fees and amortized over the respective loan term. We paid $0.52 million for the year ended December 31, 2013. We did not pay loan servicing fees for the year ended December 31, 2013.

As of December 31, 2013, we had deposited approximately $0.38 million, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc., which is owned by The Inland Group, Inc.

We are party to an agreement with a limited liability company formed as an insurance association captive, which is wholly owned by us and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc., Inland Real Estate Income Trust, Inc., and an unrelated third party, Retail Properties of America. We paid insurance premiums of $12.4 million for the year ended December 31, 2013.

We held 889,820 shares of IRC valued at approximately $9.5 million as of December 31, 2013.

Policies and Procedures with Respect to Related Party Transactions

Our board, acting in accordance with the standard of care imposed on each director by the Maryland General Corporation Law, may approve a transaction with a related party if the board believes that the transaction would be in the best interest of the Company. All transactions described in this Item 13 were approved by our board, including a majority of the independent directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors considered whether the transaction between us and the related party was fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. We may in the future adopt more specific written policies and procedures regarding related party transactions.

Item 14. Principal Accounting Fees and Services.

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLC (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2013 and 2012, respectively.

	Year ended December 31,
	2013	2012
Audit fees (1)	$2,466,805	$1,638,845
Audit-related fees	—	—
Tax fees (2)	$748,300	$514,774
All other fees	—	—

TOTAL	$3,215,105	$2,153,619

(1)	Audit fees consist principally of fees paid for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports and reimbursement of out-of-pocket legal expenses associated with the ongoing SEC investigation described herein.
(2)	Tax fees are comprised of tax compliance fees.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG for the years ended December 31, 2013 and 2012, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2013 and 2012, respectively, were consistent with maintaining KPMG’s independence. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
President
Date:	April 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Robert D. Parks	Director and chairman of the board	April 30, 2014
Name:	Robert D. Parks

By:	/s/ Thomas P. McGuinness	President (principal executive officer)	April 30, 2014
Name:	Thomas P. McGuinness

By:	/s/ Jack Potts	Treasurer and principal financial officer	April 30, 2014
Name:	Jack Potts

By:	/s/ Anna N. Fitzgerald	Principal accounting officer	April 30, 2014
Name:	Anna N. Fitzgerald

By:	/s/ J. Michael Borden	Director	April 30, 2014
Name:	J. Michael Borden

By:	/s/ Thomas F. Glavin	Director	April 30, 2014
Name:	Thomas F. Glavin

By:	/s/ David Mahon	Director	April 30, 2014
Name:	David Mahon

By:	/s/ Thomas F. Meagher	Director	April 30, 2014
Name:	Thomas F. Meagher

By:	/s/ Paula Saban	Director	April 30, 2014
Name:	Paula Saban

By:	/s/ William J. Wierzbicki	Director	April 30, 2014
Name:	William J. Wierzbicki

By:	/s/ Brenda G. Gujral	Director	April 30, 2014
Name:	Brenda G. Gujral

Exhibit Index

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed as part of this Form 10-K/A.

22