Form 10-Q
period 2014-03-31
Inland American Real Estate Trust, Inc.
filed 2014-05-13
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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
Yes  ☐   No ☒
As of May 8, 2014 there were 856,491,123 shares of the registrant’s common stock outstanding.

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

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investment properties:
Land	$1,356,064	$1,356,331
Building and other improvements	6,997,313	6,849,321
Construction in progress	212,560	196,754
Total	8,565,937	8,402,406
Less accumulated depreciation	(1,310,667)	(1,251,454)
Net investment properties	7,255,270	7,150,952
Cash and cash equivalents	552,564	319,237
Restricted cash and escrows	149,504	137,980
Investment in marketable securities	253,026	242,819
Investment in unconsolidated entities	272,744	263,918
Accounts and rents receivable (net of allowance of $7,982 and $9,378)	78,154	65,234
Intangible assets, net	180,989	176,998
Deferred costs and other assets	100,318	108,597
Assets held for sale	272,226	1,196,729
Total assets	$9,114,795	$9,662,464
Liabilities
Debt	$4,212,440	$4,153,099
Accounts payable and accrued expenses	160,249	174,751
Distributions payable	38,136	37,911
Intangible liabilities, net	56,171	59,097
Other liabilities	87,115	90,809
Liabilities held for sale	229,855	880,156
Total liabilities	4,783,966	5,395,823
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 915,257,302 and 909,855,173 shares issued and outstanding	915	909
Additional paid in capital	8,101,002	8,063,517
Accumulated distributions in excess of net loss	(3,854,323)	(3,870,649)
Accumulated other comprehensive income	81,125	71,128
Total Company stockholders’ equity	4,328,719	4,264,905
Noncontrolling interests	2,110	1,736
Total equity	4,330,829	4,266,641
Total liabilities and equity	$9,114,795	$9,662,464
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Income:
Rental income	$98,043	$96,806
Tenant recovery income	18,355	19,019
Other property income	2,138	1,871
Lodging income	274,345	184,600
Total income	392,881	302,296
Expenses:
General and administrative expenses	17,560	10,151
Property operating expenses	21,686	20,333
Lodging operating expenses	181,820	123,438
Real estate taxes	23,961	21,153
Depreciation and amortization	86,070	80,937
Business management fee	2,594	9,972
Provision for asset impairment	9,839	9,456
Total expenses	343,530	275,440
Operating income	$49,351	$26,856
Interest and dividend income	4,078	5,231
Other income	2,280	979
Interest expense	(53,604)	(55,979)
Equity in earnings (loss) of unconsolidated entities	479	(974)
Gain on investment in unconsolidated entities, net	4,481	131
Realized gain on securities, net	33	1,481
Income (loss) before income taxes	7,098	(22,275)
Income tax expense	(2,221)	(2,030)
Net income (loss) from continuing operations	4,877	(24,305)
Net income from discontinued operations	125,604	28,796
Net income	$130,481	$4,491
Less: Net income attributable to noncontrolling interests	$—	$(8)
Net income attributable to Company	$130,481	$4,483
Net income (loss) per common share, from continuing operations, basic and diluted	$0.01	(0.02)
Net income per common share, from discontinued operations, basic and diluted	$0.14	$0.03
Net income per common share, basic and diluted	$0.15	$0.01
Weighted average number of common shares outstanding, basic and diluted	912,594,434	892,097,144
Comprehensive income (loss):
Net income attributable to Company	130,481	4,483
Unrealized gain on investment securities	10,563	47,393
Unrealized loss on derivatives	(750)	(4)
Reclassification adjustment for amounts recognized in net income	184	(1,083)
Comprehensive income attributable to the Company	$140,478	$50,789
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the three months ended March 31, 2014
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	130,481	—	—	130,481
Unrealized gain on investment securities	—	—	—	—	10,563	—	10,563
Unrealized loss on derivatives	—	—	—	—	(750)	—	(750)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	184	—	184
Distributions declared	—	—	—	(114,155)	—	—	(114,155)
Contributions from noncontrolling interests	—					374	374
Proceeds from distribution reinvestment program	6,479,958	7	44,965	—	—	—	44,972
Share repurchase program	(1,077,829)	(1)	(7,480)	—	—	—	(7,481)
Balance at March 31, 2014	915,257,302	$915	$8,101,002	$(3,854,323)	$81,125	$2,110	$4,330,829
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the three months ended March 31, 2013
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	4,483	—	8	4,491
Unrealized gain on investment securities	—	—	—	—	47,393	—	47,393
Unrealized loss on derivatives	—	—	—	—	(4)	—	(4)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(1,083)	—	(1,083)
Distributions declared	—	—	—	(111,569)	—	—	(111,569)
Distributions from noncontrolling interests	—	—	—	—	—	(8)	(8)
Proceeds from distribution reinvestment program	6,644,897	7	46,000	—	—	—	46,007
Share repurchase program	(1,334,524)	(2)	(9,248)	—	—	—	(9,250)
Balance at March 31, 2013	894,734,945	$894	$7,958,665	$(3,771,677)	$130,720	$125	$4,318,727
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$130,481	$4,491
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	86,124	106,377
Amortization of above and below market leases, net	(277)	(720)
Amortization of debt premiums, discounts and financing costs	3,521	4,018
Straight-line rental income	(1,878)	(2,118)
Provision for asset impairment	9,839	13,932
Gain on sale of property, net	(126,943)	(23,893)
(Gain) loss on extinguishment of debt	9,954	(343)
Equity in (earnings) loss of unconsolidated entities	(479)	974
Distributions from unconsolidated entities	1,798	1,221
Gain on purchase of investment in unconsolidated entities	(4,481)	(131)
Realized gain on securities	(33)	(1,481)
Other non-cash adjustments	—	(337)
Changes in assets and liabilities:
Accounts and rents receivable	(11,004)	(7,165)
Deferred costs and other assets	(13,113)	5,066
Accounts payable and accrued expenses	(12,765)	(7,651)
Other liabilities	(9,062)	1,823
Net cash flows provided by operating activities	61,682	94,063
Cash flows from investing activities:
Purchase of investment properties	(194,899)	(92,024)
Acquired in-place and market lease intangibles, net	(14,797)	(2,752)
Capital expenditures and tenant improvements	(9,165)	(19,097)
Investment in development projects	(15,654)	(11,727)
Proceeds from sale of investment properties, net	462,178	112,831
Purchase of marketable securities	—	(612)
Proceeds from sale of marketable securities	356	4,648
Contributions to unconsolidated entities	(27,275)	(4,101)
Consolidation of joint venture	(2,944)	—
Distributions from unconsolidated entities	15,629	2,529
Payment of leasing fees	(930)	(1,337)
Payments from notes receivable	—	9
Restricted escrows and other assets	(4,961)	(4,064)
Other (assets) liabilities	12,400	(2,920)
Net cash flows provided by (used in) investing activities	219,938	(18,617)

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	44,972	46,007
Shares repurchased	(7,480)	(9,250)
Distributions paid	(113,930)	(111,352)
Proceeds from debt and notes payable	140,530	94,752
Payoffs of debt	(93,913)	(77,096)
Principal payments of mortgage debt	(10,693)	(13,299)
Payoff of margin securities debt, net	(3,937)	(18,799)
Payment of loan fees and deposits	283	(3,644)
Contributions from noncontrolling interests	375	—
Payments for contingent consideration	(4,500)	—
Net cash flows used in financing activities	(48,293)	(92,681)
Net increase in cash and cash equivalents	233,327	(17,235)
Cash and cash equivalents, at beginning of period	319,237	220,779
Cash and cash equivalents, at end of period	$552,564	$203,544

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(194,899)	$(127,910)
Tenant and real estate tax liabilities assumed at acquisition, net	—	195
Assumption of mortgage debt at acquisition	—	35,963
Non-cash discount (premium) of mortgage debt assumed	—	702
Assumption of lender held escrows	—	(974)
	$(194,899)	$(92,024)

Cash paid for interest, net capitalized interest of $4,238 and $2,253	$57,506	$74,276

Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$11,000	$5,289
Mortgage assumed by buyer upon disposal of property	$(617,422)	$—
Consolidation of assets from joint venture	$21,833	$—
Assumption of mortgage debt at consolidation of joint venture	$(11,967)	$—
Liabilities assumed at consolidation of joint venture	$(446)	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K, as amended, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

(1) Organization

Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail, office, industrial, multi-family (both conventional and student housing), and lodging properties, located in the United States. On March 12, 2014, the Company began the process of becoming fully self-managed by terminating its business management agreement, hiring all of its business manager's employees, and acquiring the assets of its business manager necessary to perform the functions previously performed by the business manager. The Company is executing on a long-term portfolio strategy to focus specifically on the retail, lodging, and student housing asset classes.

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

At March 31, 2014, the Company owned a portfolio of 272 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013. Additionally, at March 31, 2014, the Company classified ten properties as held for sale, in which the operating activity is reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013. Comparatively, at March 31, 2013, the Company owned 759 properties, and there were no properties classified as held for sale.

The breakdown by segment of the 272 owned properties at March 31, 2014 is as follows:

Segment	Property Count	Square Feet / Rooms / Beds
Retail	117	16,885,919	Square feet
Lodging	101	20,093	Rooms
Student Housing	14	8,286	Beds
Non-core	40	8,087,114	Square feet

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

(2) Summary of Significant Accounting Policies
Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective January 1, 2014. For the quarter ended March 31, 2014, the operations reflected in discontinued operations are only related to the net lease assets that were classified as held for sale at December 31, 2013. All other asset disposals are now included as a component of income from continuing operations.
Refer to the Company’s 2013 Form 10-K for a summary of significant accounting policies.
(3) Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired three properties, including two retail and one lodging for the three months ended March 31, 2014 and four properties, including one retail, two lodging, and one student housing for three months ended March 31, 2013, for a gross acquisition price of $209,150 and $119,900, respectively. The table below reflects acquisition activity during the three months ended March 31, 2014.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms / Beds
Retail	Suncrest Village	2/13/2014	$14,050	93,358	Square Feet
Retail	Plantation Grove	2/13/2014	12,100	73,655	Square Feet
Hotel	Aston Waikiki Beach	2/28/2014	183,000	645	Rooms
Total			$209,150
For properties acquired as of March 31, 2014, the Company recorded revenue of $3,894 and property net income of $1,683, not including related expensed acquisition costs in 2014. For properties acquired as of March 31, 2013, the Company recorded revenue of $7,422 and property net income of $4,868, not including related expensed acquisition costs in 2013. During the three months ended March 31, 2014 and 2013, the Company incurred $1,272 and $420, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

(4) Discontinued Operations
The Company sold 223 properties and surrendered one property to the lender (in satisfaction of non-recourse debt) during the three months ended March 31, 2014 for a gross disposition price of $1,112,300. There were 38 properties disposed of and one property surrendered to the lender for the three months ended March 31, 2013 for a gross disposition price of $115,300.
The table below reflects sales activity for the three months ended March 31, 2014 reflected in discontinued operations on the consolidated statement of operations and comprehensive income.

Segment	Property	Date	Gross Disposition Price	Square Feet
Non-core	Triple net portfolio - 30 properties	1/8/2014	$55,300	148,233	Square feet
Non-core	Triple net portfolio - 28 Properties	2/21/2014	451,900	7,496,769	Square feet
Non-core	Triple net portfolio - 151 properties	3/10/2014	278,600	815,008	Square feet
Non-core	Triple net portfolio - one property	3/21/2014	226,400	736,572	Square feet
Non-core	Triple net portfolio - 4 properties	3/28/2014	58,500	1,118,096	Square feet
Total			$1,070,700

The Company continues to classify ten properties as held for sale as of March 31, 2014, and the operations are reflected for nine properties in discontinued operations and one property in continuing operations on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013. Refer to Note 15 Subsequent Events for further detail on our held for sale properties. As of March 31, 2013, there were no properties classified as held for sale.

The Company has presented separately as discontinued operations in all periods the results of operations for all those disposed and held for sale properties that meet the requirements discussed in Note 2 Summary of Significant Accounting Policies. The components of the Company’s discontinued operations are presented below, which include the results of operations during the three months ended March 31, 2014 and 2013 in which the Company owned such properties.

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$16,721	$74,415
Depreciation and amortization expense	44	25,485
Other expenses	816	18,303
Provision for asset impairment	—	4,476
Operating income from discontinued operations	$15,861	$26,151
Interest expense and other	(7,154)	(21,591)
Gain on sale of properties, net	125,699	23,909
Gain (loss) on extinguishment of debt	(8,802)	343
Gain (loss) on transfer of assets	—	(16)
Net income from discontinued operations	$125,604	$28,796
Net cash provided by operating activities from the properties included in the triple net portfolio sale for the three months ended March 31, 2014 was $5 compared to net cash provided by operating activities from such properties of $19 for the three months ended March 31, 2013. Net cash provided by investing activities from the properties included in the triple net portfolio sale for the three months ended March 31, 2014 was $421. There were no net cash provided by investing activities from such properties for the three months ended March 31, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

The following properties were sold during the three months ended March 31, 2014. They are included in continuing operations at March 31, 2014. Refer to Note 2 regarding accounting treatment of discontinued operations.

Segment	Property	Date	Gross Disposition Price	Square Feet
Retail	Willis Town Center	1/8/2014	1,600	85,828	Square feet
Retail	Alcoa Exchange I & II	1/29/2014	24,300	339,690	Square feet
Non-core	Citizens - Dallastown	2/6/2014	100	2,995	Square feet
Retail	Hunting Bayou - 5 properties	2/19/2014	15,600	276,416	Square feet
Total			$41,600
For the three months ended March 31, 2014, the Company had generated net proceeds from the sale of properties of $462,178.
(5) Investment in Partially Owned Entities
Consolidated Entities
The Company has ownership interests of 67% in various limited liability companies which own nine shopping centers. These nine shopping centers are considered held for sale as of March 31, 2014. The assets and liabilities associated with these nine shopping centers are classified separately as held for sale on the consolidated balance sheets for the most recent reporting period. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. These entities are considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests are subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of March 31, 2014 reflected as a financing and included within other liabilities classified as held for sale in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities' agreements.
During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company has ownership interests of 75% in each joint venture. These entities are considered VIEs as defined in FASB ASC 810. The Company determined that it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	As of March 31, 2014	December 31, 2013
Net investment properties	$125,965	$123,121
Other assets	8,775	8,766
Total assets	134,740	131,887
Mortgages, notes and margins payable	(79,060)	(77,873)
Other liabilities	(50,818)	(49,904)
Total liabilities	(129,878)	(127,777)
Net assets	$4,862	$4,110

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company’s Form 10-K for the year ended December 31, 2013 for details of each unconsolidated entity.
These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company’s share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive income.

Entity	Description	Ownership %	Investment at March 31, 2014	Investment at December 31, 2013
Cobalt Industrial REIT II	Industrial portfolio	36%	$81,147	$83,306
Brixmor/IA JV, LLC	Retail Shopping Centers	(a)	65,675	77,551
IAGM Retail Fund I, LLC	Retail Shopping Centers	55%	115,074	90,509
Other Unconsolidated Entities (b)	Various real estate investments	Various	10,848	12,552
			$272,744	$263,918

(a)	The Company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

(b)
On February 21, 2014, the Company purchased their partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of March 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,481 on the purchase of this investment.

For the three months ended March 31, 2014 and 2013, the Company recorded no impairment in its unconsolidated entities.
Combined Financial Information
The following table presents the combined condensed financial information for the Company’s investment in unconsolidated entities.

	March 31, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation	$1,563,218	$1,558,312
Other assets	261,962	272,810
Total Assets	1,825,180	1,831,122
Liabilities and Equity:
Mortgage debt	1,096,833	1,135,630
Other liabilities	97,835	96,217
Equity	630,512	599,275
Total Liabilities and Equity	1,825,180	1,831,122
Company’s share of equity	$287,449	$278,745
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $911 and $783, respectively)	(14,705)	(14,827)
Carrying value of investments in unconsolidated entities	$272,744	$263,918

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$47,376	$43,237
Expenses:
Interest expense and loan cost amortization	12,335	12,121
Depreciation and amortization	17,380	15,330
Operating expenses, ground rent and general and administrative expenses	17,840	16,547
Total expenses	47,555	43,998
Net loss	$(179)	$(761)
Company’s share of:
Net income (loss), net of excess basis depreciation of $128 and $33, respectively	$479	$(974)

The unconsolidated entities had total third party debt of $1,096,833 at March 31, 2014 that matures as follows:

Year	Amount
2014	$74,294
2015	16,155
2016	—
2017	161,580
2018	318,028
Thereafter	526,776
$1,096,833
Of the total outstanding debt, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

(6) Transactions with Related Parties

On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company; the Company's business manager, Inland American Business Manager & Advisor, Inc. (the “Business Manager”); Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); the Company's property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, ILodge and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, has guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company has the right to extend month-to-month if consulting services are still required.

Concurrently, as part of the Self-Management Transactions, the Company entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which the Company has agreed to terminate the management agreements with the Property Managers at the end of 2014, hire the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for the Company by the Property Managers. The Company agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that become Company employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that the Company decides to assume in the transaction. The Company will not assume any liabilities related to the pre-closing operations of the Property Managers, and it will not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Asset Acquisition Agreement contains termination rights and closing conditions for both the Company and the Property Managers, and the Company expect to consummate the transactions contemplated thereby on December 31, 2014.

Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers will continue to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that we began performing pursuant to the Master Modification Agreement.
The following table summarizes the Company’s related party transactions for the three months ended March 31, 2014 and 2013.

	For the three months ended		Unpaid amounts as of
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013
General and administrative:
General and administrative reimbursement (a)	$3,968	$3,490	$1,306	$4,834
Investment advisor fee (b)	349	484	115	115
Total general and administrative to related parties	$4,317	$3,974	$1,421	$4,949
Property management fees (c)	$3,618	$6,327	$74	$67
Business management fee (d)	2,594	9,972	—	8,836
Loan placement fees (e)	208	173	—	—

(a)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, on March 31, 2014, the Company reimbursed the Business Manager for compensation and other ordinary course out-of-pocket expenses, which totaled approximately $3,401. In addition, the Company reimbursed the Property Managers approximately $249 for compensation and out-of-pocket expenses incurred between January 1, 2014 and closing for the Property Manager employees the Company hired at closing to approximate the economics as though the Company had hired such employees on January 1, 2014. These costs are reflected in general and administrative reimbursements above.

In addition, the Company has directly retained affiliates of the Business Manager to provide the information technology, investor services and other back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. The terms of these service agreements remain the same in all material respects and are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

Unpaid amounts as of March 31, 2014 and December 31, 2013 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	The Company pays Inland Investment Advisors, Inc., a related party of the Business Manager, to purchase and monitor its investment in marketable securities.

(c)
As part of the Self-Management Transactions, select property management fees charged to the Company were reduced effective January 1, 2014 to reflect, among other things, the hiring of the Property Manager employees and the services that were no longer being performed by the Property Managers. The Amended Property Management Agreements reduced the property management fees charged in respect of most of the Company’s multi-tenant retail properties from 4.50% of gross income generated by the applicable property to 3.50% for the first six months of 2014 and to 3.25% for the last six months of 2014, and reduced fees charged in respect of the Company’s multi-tenant office properties from 3.75% of gross income generated by the applicable property to 3.50% for the first six months of 2014 and to 3.25% for the last six months of 2014. The Company also agreed to assume responsibility for the compensation-related expenses of the Property Manager employees hired by the Company effective March 1, 2014.

For the three months ended March 31, 2013, the property managers, entities owned principally by individuals who were related parties of the Business Manager, were entitled to receive property management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.
In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the property managers and other affiliates $2,391 and $3,007 for the three months ended March 31, 2014 and 2013, respectively.

(d)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee for February or March 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the three months ended March 31, 2014, the Company incurred $739 of investigation costs, resulting in a business management fee expense of $2,594 for the three months ended March 31, 2014. Pursuant to the March 12, 2014 self-management transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.

The Company incurred a business management fee $9,972 for the three months ended March 31, 2013. After the Company’s stockholders received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company paid its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the three months ended March 31, 2013, average invested assets were $11,423,146. The business management fee was equal to 0.09% of average invested assets for the three months ended March 31, 2013, respectively.

(e)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of March 31, 2014 and December 31, 2013, the Company had deposited $376 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

Estate Trust, Inc., and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America ("RPAI"). The Company paid insurance premiums of $3,210 and $3,175 for the three months ended March 31, 2014 and 2013, respectively.
In addition, the Company held 899,820 shares of IRC valued at $9,493 as of March 31, 2014. As of December 31, 2013, the Company held 899,820 shares of IRC valued at $9,466.
(7) Investment in Marketable Securities
Investment in marketable securities of $253,026 and $242,819 at March 31, 2014 and December 31, 2013, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $171,128 and $171,450 as of March 31, 2014 and December 31, 2013, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $81,898 and $71,369, which includes gross unrealized losses of $1,657 and $3,189 related to its marketable securities as of March 31, 2014 and December 31, 2013, respectively. Securities with gross unrealized losses have a related fair value of $13,783 as of March 31, 2014.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three months ended March 31, 2014 and 2013.
Dividend income is recognized when earned. During the three months ended March 31, 2014 and 2013, dividend income of $3,200 and $4,595, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.
(8) Debt
Mortgages Payable
Mortgage loans outstanding for as of March 31, 2014 and December 31, 2013 were $4,157,292 and $4,737,459 and had a weighted average interest rate of 4.88% and 5.09% per annum, respectively. Of these mortgage loans outstanding at March 31, 2014 and December 31, 2013, approximately $184,664 and $826,762 related to properties held for sale, respectively. Mortgage premium and discount, net, was a discount of $16,112 and $17,459 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of March 31, 2014	Weighted average annual interest rate
2014	$270,840	3.66%
2015	386,688	3.55%
2016	775,140	5.41%
2017	1,094,295	5.67%
2018	642,542	5.04%
Thereafter	987,787	4.35%
Total	4,157,292

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

The Company is negotiating refinancing debt maturing in 2014 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2014, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $242,037 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of March 31, 2014, the Company was in compliance with all mortgage loan requirements except five loans with a carrying value of $105,910; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $20,115 in 2016, and $73,695 in 2017.

Line of Credit
In 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500,000. The credit facility consists of a $300,000 senior unsecured revolving line of credit and the total outstanding term loan is $200,000. The Company's accordion feature is $800,000. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. The Company has a one year extension option on the revolver which it may exercise as long as there is no existing default, it is in compliance with all covenants, a 60-day notice has been provided and it pays an extension fee equal to 0.20% of the commitment amount being extended.

As of March 31, 2014, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement. As of March 31, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.66%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remains outstanding as of March 31, 2014. As of March 31, 2014, the Company had $299,820 available under the revolving line of credit.

Margins payable
The Company has purchased a portion of its securities through margin accounts. As of March 31, 2014 and December 31, 2013, the Company has recorded a payable of $55,744 and $59,681, respectively, for securities purchased on margin. At March 31, 2014 and December 31, 2013, the average interest rate on margin loans was 0.505% and 0.516%. Interest expense in the amount of $72 and $216 was recognized in interest expense on the consolidated statements of operations and comprehensive income for three months ended March 31, 2014 and 2013, respectively.
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

March 31, 2014
(unaudited)

of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2014
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$245,168	$—	$—
Real estate related bonds	—	7,858	—
Total assets	$245,168	$7,858	$—
Derivative interest rate instruments	$—	$(989)	$—
Total liabilities	$—	$(989)	$—

	Fair Value Measurements at December 31, 2013
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$234,760	$—	$—
Real estate related bonds	—	8,059	—
Total assets	$234,760	$8,059	$—
Derivative interest rate instruments	$—	$(458)	$—
Total liabilities	$—	$(458)	$—
Level 1
At March 31, 2014 and December 31, 2013, the fair value of the available for sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2014 and December 31, 2013, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2014 and December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $106,790 and $60,044 , respectively.
Level 3
At March 31, 2014 and December 31, 2013, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three months ended March 31, 2014 and 2013. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended		For the three months ended
	March 31, 2014		March 31, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$34,880	$9,839	$10,127	$9,456
Total	$34,880	9,839	10,127	9,456
Investment Properties
During the three months ended March 31, 2014, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as contractual revenues and forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. For those properties impaired during the three months ended March 31, 2014, the Company estimated fair value using letters of intent and purchase contracts.During the three months ended March 31, 2013, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 8.50% to 11.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
For the three months ended March 31, 2014 and 2013, the Company recorded an impairment of investment properties of $9,839 and $9,456, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charge of $0 and $4,476 are included in discontinued operations for the three months ended March 31, 2014 and 2013, respectively.
Financial Instruments not Measured at Fair Value

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$4,157,292	$4,164,338	$4,737,459	$4,748,276
Line of credit	$200,180	$200,180	$200,180	$200,180
Margins payable	$55,744	$55,744	$59,681	$59,681
The Company estimates the fair value of its mortgage and notes payable instruments using a weighted average effective interest rate of 4.88% per annum. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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

March 31, 2014
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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries is eliminated in consolidation. For the three months ended March 31, 2014 and 2013, an income tax expense of $2,221 and $2,030 was included on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

(11) Segment Reporting

The Company's long-term portfolio strategy is to focus on three asset classes - retail, lodging, and student housing. During the three months ended March 31, 2014, the Company has continued to execute on this strategy by disposing of 223 non-strategic assets as well as classifying ten non-strategic assets as held for sale.  In 2013, the Company restated their business segments. Net operating income for the three months ended March 31, 2013 has been restated to reflect these changes in business segments. All non-strategic assets have been included in the non-core segment. The non-core segment includes office properties, industrial properties, bank branches, retail single tenant properties, and conventional multi-family properties. The Company has concentrated its efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For its non-core properties, the Company strives to improve individual property performance to increase each property’s value. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the three months ended March 31, 2014, approximately 14% of the Company’s rental revenue, included in the non-core segment, was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2014.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$96,271	$51,545	$—	$17,241	$27,485
Straight line adjustment	1,772	1,240	—	114	418
Tenant recovery income	18,355	16,365	—	129	1,861
Other property income	2,138	1,099	—	941	98
Lodging income	274,345	—	274,345	—	—
Total income	392,881	70,249	274,345	18,425	29,862
Operating expenses	227,467	22,458	193,625	6,576	4,808
Net operating income	$165,414	47,791	80,720	11,849	25,054
Non allocated expenses (a)	(106,224)
Other income and expenses (b)	(49,434)
Equity in earnings of unconsolidated entities (c)	4,960
Provision for asset impairment (d)	(9,839)
Net income from continuing operations	4,877
Net income from discontinued operations	125,604
Less: net income attributable to noncontrolling interests	—
Net income attributable to Company	$130,481
Balance Sheet Data:
Real estate assets, net (e)	$7,223,699	$2,176,173	$3,651,955	$634,241	$761,330
Non-segmented assets (f)	$1,891,096
Total Assets	$9,114,795
Capital expenditures	$9,165	$2,950	$4,992	$609	$614

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $2,998 related to one lodging property and $6,841 related to two non-core properties.

(e)	Real estate assets includes intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$95,620	$58,630	$—	$11,616	$25,374
Straight line adjustment	1,186	1,573	—	36	(423)
Tenant recovery income	19,019	17,357	—	94	1,568
Other property income	1,871	1,213	—	561	97
Lodging income	184,600	—	184,600	—	—
Total income	302,296	78,773	184,600	12,307	26,616
Operating expenses	164,924	24,372	131,502	4,752	4,298
Net operating income	$137,372	54,401	53,098	7,555	22,318
Non allocated expenses (a)	(101,060)
Other income and expenses (b)	(50,318)
Equity in loss of unconsolidated entities (c)	(843)
Provision for asset impairment (d)	(9,456)
Net loss from continuing operations	(24,305)
Net income from discontinued operations	28,796
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$4,483

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of interest and dividend income, interest expense, other income, realized gain (loss) on securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $9,456 related to one retail property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
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
The basic and diluted weighted average number of common shares outstanding was 912,594,434 and 892,097,144 for the three months ended March 31, 2014 and 2013, respectively.
(13) Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2014 the Company has funded $77,013 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of March 31, 2014.
The SEC is conducting a non-public, formal, fact-finding investigation ("SEC Investigation") to determine whether there have been violations of certain provisions of the federal securities laws regarding the Company's business manager fees, property management fees, transactions with its affiliates, timing and amount of distributions paid to its investors, determination of property impairments, and any decision regarding whether it might become a self-administered REIT. The Company has not been accused of any wrongdoing by the SEC. The Company has also been informed by the SEC that the existence of this investigation does not mean that the SEC has concluded that anyone has broken the law or that the SEC has a negative opinion of any person, entity, or security. The Company has been cooperating fully with the SEC.
The Company cannot reasonably estimate the timing of the investigation, nor can it predict whether or not the investigation might have a material adverse effect on its business.

The Company also received related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the officers, the board of directors, the former business manager, and affiliates of the former business manager (the “Inland American Parties”) breached its fiduciary duties to Company in connection with the matters that the Company disclosed are subject to the SEC Investigation. The first Derivative Demand claims that the Inland American Parties (i) falsely reported the value of its common stock until September 2010; (ii) caused it to purchase shares of common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income, resulting in the payment of fees to the former business manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by it. The second Derivative Demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused it to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether the Company might become a self-administered REIT. The Company also received a letter from another stockholder that fully adopts and joins in the first Derivative Demand, but makes no additional demands on the Company to perform investigation or pursue claims.

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

On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The case has been stayed pending completion of the special

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

litigation committee's investigation. The Company cannot predict the timing of the special litigation committee investigation or the Derivative Demands, nor can the Company predict whether or not the special litigation committee investigation or Derivative Demands might have a material adverse impact on its business.

On April 26, 2013, two stockholders of the Company filed a putative class action in the United States District Court for the Northern District of Illinois against the Company, and current members and one former member of its board of directors ("the Defendants"). The complaint sought damages on behalf of plaintiffs and similarly situated individuals who purchased additional shares in the Company pursuant to the Company's Distribution Reinvestment Plan ("DRP") on or after March 30, 2009. Plaintiffs allege that the Defendants breached its fiduciary duties to plaintiffs and to members of the putative class by inflating the yearly estimated share price announced by the Company and by selling shares in the DRP to plaintiffs and members of the putative class at those allegedly inflated prices. On November 18, 2013, the class action was dismissed with prejudice for failing to state a claim that would entitle the plaintiffs to relief. The Court disagreed with the plaintiffs' allegations, noting in its memorandum opinion and order that the Company’s public disclosures fully described the manner in which the board estimated share value for the Company’s stock sold through the DRP. The Court entered judgment in favor of the Defendants. The plaintiffs appealed the judgment. As of February 26, 2014, the parties entered into a settlement agreement whereby the plaintiffs agreed to dismiss their appeal in exchange for a cash settlement from the Company. The Company believes that the amount of the settlement is not material and is less than the amount the Defendants would have incurred in defending the appeal.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

(14) Assets and Liabilities Held for Sale
In accordance with GAAP, the Company classifies properties as held for sale when certain criteria are met. On the day that the criteria are met, the Company suspends depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. At September 30, 2013, these assets were recorded at their carrying value. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
On August 8, 2013, we entered into a purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2.3 billion. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million, leaving the remaining properties to be classified as held for sale. Excluding the “kicked out” properties, the transaction is valued at approximately $2.1 billion. Of these remaining properties, the Company has sold 271, with the remaining ten properties meeting the criteria to be classified as held for sale as of March 31, 2014. As of March 31, 2013, there were no properties classified as held for sale.

The major classes of assets and liabilities associated with held for sale properties as of March 31, 2014 are as follows:

March 31, 2014
Land	$39,100
Building and other improvements	277,601
Total	316,701
Less accumulated depreciation	(67,725)
Net investment properties	248,976
Accounts and rents receivable	7,209
Intangible assets, net	15,223
Deferred cost and other assets	818
Total Assets	$272,226

Debt	$184,664
Accounts payable and accrued expenses	(7)
Intangible liabilities, net	1,099
Other liabilities	44,099
Total Liabilities	$229,855

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)

March 31, 2014
(unaudited)

(15) Subsequent Events

On May 1, 2014, the Company announced the final results of its modified "Dutch Auction" tender offer ("Offer") for the purchase price of up to $350,000 in value of shares of its common stock, which expired on April 25, 2014. In accordance with rules promulgated by the Securities and Exchange Commission, the Company had the option to increase the number of shares accepted for payment in the Offer by up to 2% of the outstanding shares without amending or extending the Offer. To avoid any proration to the stockholders that tendered shares, the Company decided to increase the number of shares accepted for payment in the Offer. The Company accepted for purchase 60,665,233.238 shares of its common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate cost of approximately $394,300, excluding fees and expenses relating to the tender offer and paid by the Company. The tendering stockholders also received monthly distributions in respect of their shares during the time they were stockholders. The 60,665,233.238 shares accepted for purchase in the Offer represent approximately 6.61% of the Company’s currently issued and outstanding shares of common stock. Tendering stockholders are not entitled to any distributions with a record date after the expiration date of the Offer. Subsequent to the final purchase of approved Offer shares, the final number of shares repurchased, allowing for corrections, was 60,663,070.430 on April 30, 2014.

The Company's paying agent will promptly issue payment for shares validly tendered and accepted for purchase in accordance with the terms and conditions of the Offer. Shares tendered and not accepted for purchase will be returned promptly to stockholders. As a result of the settlement of the Offer, the Company has approximately 856,491,123 shares outstanding as of May 8, 2014.

On May 8, 2014, the Company disposed of nine non-core net lease assets for a gross disposition price of $98,300. These assets were classified as held for sale as of March 31, 2014. These assets represent the final transaction between the Company and the purchaser of the net lease portfolio transaction sale. In addition, the purchaser terminated the purchase agreement solely with respect to the equity interests in a subsidiary owning a net lease asset with a disposal price of $228,400, and in connection with such termination, purchaser paid to the Company $10,000 of the deposit posted into escrow. The purchaser has no material relationship with the Company and the sale is not an affiliated transaction. As of March 31, 2014, the assets and liabilities relating to this asset continue to be classified as held for sale while the operations have been reclassified as continuing operations in accordance with ASC 205. This asset will be re-measured during second quarter 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-3628. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, acquisitions and dispositions, amount and timing of anticipated future cash distributions, amount and timing of anticipated cash proceeds from previously announced sale transactions, including from the sale of the Company's core net lease assets, and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2014. These factors include, but are not limited to: market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company's ability to satisfy closing conditions required for the consummation of acquisitions and dispositions, including the Company's ability to obtain lender consents and other third party consents and the timing of such consents; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; and actions or failures by the Company’s joint venture partners, including development partners. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, except as may be required by applicable law. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
We continued to make significant strides in the execution of our portfolio strategy, focusing our diversified assets in three specific real estate asset classes (retail, lodging, and student housing), while maintaining a sustainable distribution rate funded by our operations, distributions from unconsolidated entities, and gains on sale of properties. We disposed of assets we determined to be less strategic and reinvested the capital in real estate assets that we believe will produce attractive current yields and longterm risk-adjusted returns to our stockholders. For our existing portfolio, our property managers for our non-lodging properties actively seek to lease space at favorable rates, control expenses, and maintain strong tenant relationships. We oversee the management of our lodging facilities through active engagement with our third party managers and franchisors to maximize occupancy and daily rates as well as control expenses.

On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") to begin the process of becoming entirely self managed. We did not pay an internalization fee or self-management fee to the Inland Group in connection with the Self-Management Transactions. As of March 12, 2014, functions previously carried out by our business manager and certain functions performed by the property manager, such as property-level accounting, lease administration, leasing, marketing and construction functions, were successfully transitioned to the Company. The remaining property management functions are on track to transition by the end of 2014. Employees of the business manager, including the executive team that were previously employed by the business manager on behalf of the company have now become employees of the Company, and will continue to lead the company. In addition, the Company has hired certain of the property manager's employees or is expected to them by the end of 2014. We expect that becoming self-managed will positively impact our net income and funds from operations. We cannot, however, estimate the impact due to uncertainties regarding the anticipated transition-related expense.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the three months ended March 31, 2014 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

In the first quarter of 2014, we saw our total net operating income increase from $137.4 million to $165.4 million when comparing the three months ended March 31, 2013 to March 31, 2014. This increase of $28.0 million , or 20.4%, was primarily a result of an increase in lodging net operating income of $22.8 million resulting from a full quarter of operations from the fourteen lodging assets purchased during 2013, six of which were purchased in fourth quarter 2013, and same store growth of $4.9 million or 9.3%.

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

During 2014, we will continue to execute on our strategy of disposing less strategic assets and deploying the capital into segments we believe have opportunity for higher performance, which are multi-tenant retail, lodging, and student housing. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We had significant disposition activity during the first quarter of 2014 and this disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment.

We expect to see continued increases in same store operating performance in our lodging segment in 2014 as we continue to execute our investment strategy in this segment class. The lodging industry is expected to have continued positive growth for 2014 and rental growth is projected to continue for the student housing properties in 2014. We expect our student housing performance to strengthen over 2014 as rents per bed continue to increase in line with market activity. Our retail portfolio is expected to maintain high occupancy and have manageable lease rollover in the next three years. We believe the retail segment same store income will be comparable with 2013 results. In addition, we expect to see similar or slightly decreased operating performance in our non-core portfolio in 2014.

We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue for the duration of 2014. We believe we will be maintain our cash distribution in 2014 and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Company highlights for the three months ended March 31, 2014
Distributions
We have paid monthly cash distributions to our stockholders which totaled in the aggregate $113.9 million for the three months ended March 31, 2014, which was equal to $0.50 per share on an annualized basis, assuming that a share would be outstanding the entire year. The distributions paid for the three months ended March 31, 2014 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties.
Investing Activities
Our acquisition and disposition activities for the three months ended March 31, 2014 highlight our move to divest of non- strategic assets and redeploy the capital into our long-term strategic segments: retail, lodging, and student housing. We acquired two retail properties for $26.2 million and one upper upscale lodging property for $183.0 million. As part of our strategy to realign our asset segments with higher performing assets, we sold 4 multi-tenant retail assets for $41.6 million.
In addition, for the three months ended March 31, 2014, we sold 223 net lease assets properties including 182 bank branches, 30 industrial, and 11 single and multi-tenant retail assets for a gross disposition price of $1,070.7 million. These assets were part of the purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt that we entered into on August 8, 2013. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. Excluding the “kicked out” properties, the transaction is valued at approximately $2.1 billion. As of March 31, 2014, we have closed on 271 of these properties for a disposition price of $1.7 billion. We have classified these remaining properties as held for sale on the consolidated balance sheet as of March 31, 2014 and consequently the operations are reflected as discontinued operations on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013.
Financing Activities
We successfully refinanced approximately $15.6 million of our 2014 maturities and placed debt of approximately $79.2 million on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. As of March 31, 2014, we had $300 million available under our revolving line of credit and borrowed the full amount of our $200 million term loan. As of March 31, 2014, the interest rate for the term loan was 1.66%. The facility will assist us in bridging the proceeds from disposing of non-strategic assets and acquiring retail, lodging and student housing assets.
As of March 31, 2014, we had mortgage debt of approximately $4.2 billion and have a weighted average interest rate of 4.88% per annum. Our debt maturities remaining for 2014 are $270.8 million. This debt bears interest at a weighted average interest rate of 3.66% per annum. In addition, of the total mortgage debt of $4.2 billion, approximately $1.1 billion of that amount is variable rate debt.
Operating Results
We experienced an increase in net operating income due to organic growth in our lodging segment as our same store net operating income results increased $4.9 million or 9.3% from the three months ended March 31, 2013 to 2014. These increases in our lodging portfolio can be attributed to increased occupancy and revenue per available room, or "RevPar". Our retail segment remained stable with high occupancy rates and contractual rental rates. Our student housing same store net operating income has decreased $0.2 million, or 2.3%, from March 31, 2013 to 2014 due to lower occupancy at one of our properties acquired in late 2012. We expect to have this property's occupancy to increase in for the 2014-2015 school year comparable to our more successful student housing properties. Our non-core segment's net operating income decreased from prior year due to a decline in occupancy coupled with decreased rental rates.

The following table represents our same store net operating income (in thousands) for the three months ended March 31, 2014. Net operating income is calculated in our segment reporting.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Increase (decrease)	Increase (decrease)	Average Occupancy for the three months ended March 31, 2014	Average Occupancy for the three months ended March 31, 2013
Retail	$45,690	$45,579	$111	0.2%	91%	91%
Lodging	57,087	52,216	4,871	9.3%	71%	69%
Student Housing	6,847	7,005	(158)	(2.3)%	92%	95%
Non-core	21,234	21,691	(457)	(2.1)%	92%	92%
	$130,858	$126,491	$4,367	3.5%

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three months ended March 31, 2014 and 2013. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

	Three months ended
	March 31
	2014	2013
Net income attributable to Company	$130,481	$4,483
Net income per common share, basic and diluted	$0.15	$0.01
For the three months ended March 31, 2014, we had net income of $130,481, and for the three months ended March 31, 2013, we had a net income of $4,483. The increase in net income is mostly attributed to the gain on sale of properties of $125,699, which is reflected in our net income from discontinued operations. We also experienced a total segment increase of $28,042 for the three months ended March 31, 2014, respectively, compared to the same periods in 2013, in net operating income as a result of growth in our lodging segment from properties acquired and same store growth subsequent to March 31, 2013.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three months ended		2014 Increase (decrease) from 2013
	March 31, 2014	March 31, 2013
Income:
Rental income	$98,043	$96,806	$1,237
Tenant recovery income	18,355	19,019	(664)
Other property income	2,138	1,871	267
Lodging income	274,345	184,600	89,745
Operating Expenses:
Property operating expenses	$21,686	$20,333	$1,353
Lodging operating expenses	181,820	123,438	58,382
Real estate taxes	23,961	21,153	2,808
Provision for asset impairment	9,839	9,456	383
General and administrative expenses	17,560	10,151	7,409
Business management fee	2,594	9,972	(7,378)
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

•
Total property income (excluding lodging) increased $840 for the three months ended March 31, 2014 compared to the same period in 2013. Our student housing and non-core segments had revenue increases of $6,118 and $3,246, respectively, both due to an increased number of properties through acquisition or consolidation. The increases in other segments were offset by a decrease in our retail segment of $8,524 due to the contribution of fourteen properties into the IAGM Retail Fund I, LLC joint venture in April 2013. The full quarter of operations are reflected in the three months ended March 31, 2013, whereas there are no 2014 operating results for those fourteen properties.

•
We saw increases in property operating expenses of $1,353 as well as increases in real estate taxes of $2,808 for the three months ended March 31, 2014 compared to 2013, respectively. The increases in operating expenses are due to the acquisition of student housing properties subsequent to March 31, 2013. In addition, the real estate tax expense increase is largely attributed to the sixteen non-same store acquisitions in our lodging portfolio. The majority of the lodging assets acquired were of upper-upscale or higher classification and will incur higher real estate taxes than lower class hotels. As we continue to purchase properties in more urban infill locations that have higher values,we expect our real estate taxes to correspondingly increase. These increases in property operating expenses were offset by a decrease in retail property management fees related to the termination of our business management agreement and transfer of certain property management functions as we transition to self-management.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging net operating income increased $27,622 for the three months ended March 31, 2014 compared to the same period in 2013 as a result of including a full three months of operations in 2014 related to the fourteen hotels we acquired in 2013. These hotels were all of the upper-upscale or higher designation, which generate higher average daily rates and operating expenses than their lower-tier counterparts. Same store net operating income increased $4,871 or 9.3% for the three months ended March 31, 2014 compared to the same period in 2013 due to an increase in average daily rates.

Provision for Asset Impairment

•
For the three months ended March 31, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As part of our analysis, we identified three properties that we determined were impaired and subsequently written down to fair value. As a result, we recorded a provision for asset impairment of $9,839 for the three months ended March 31, 2014. For the three months ended March 31, 2013, we impaired certain properties of which two were subsequently disposed and the respective impairment charge of $4,476 is included in discontinued operations. One of the properties previously impaired by $9,456 remains in continuing operations on the consolidated statements of operations.

General Administrative Expenses and Business Management Fee

•	We incurred a business management fee of $2,594 and $9,972, for the three months ended March 31, 2014 and 2013, respectively.

•
On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, we; our business manager, Inland American Business Manager & Advisor, Inc. (the “Business Manager”); Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); our property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which we agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for us by the Business Manager. We also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. We assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, ILodge and Property Manager employees who became our employees and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to us. We did not assume, and the Business Manager is obligated to indemnify, us against any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, has guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. We did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. We entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which we have the right to extend month-to-month if consulting services are still required.
Concurrently, as part of the Self-Management Transactions, we entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which we have agreed to terminate the management agreements with the Property Managers at the end of 2014, hire the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for us by the Property Managers. We agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that become our employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that we decide to assume in the transaction. We will not assume any liabilities related to the pre-closing operations of the Property Managers, and it will not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Asset Acquisition Agreement contains termination rights and closing conditions for both us and the Property Managers, and we expect to consummate the transactions contemplated thereby on December 31, 2014.
Also on March 12, 2014, as part of the Self-Management Transactions, we entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers, excluding Holdco, pursuant to which the Property Managers will continue to provide property management services to us through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that we began performing pursuant to the Master Modification Agreement.

•
The business management fee of $9,972 for the three months ended March 31, 2013 is equal to 0.09% of average invested assets. After our stockholders have received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we pay our business manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. Once we have satisfied the minimum return on invested capital, the amount of the actual fee paid to the business manager is requested by the business manager and approved by the board of directors up to the amount permitted by the agreement.

•
The increase in general and administrative expenses of $7,409 for the three months ended March 31, 2014 as compared to the same period in 2013 was a result of an increase in expenses connected to payroll, legal and other professional fees related to our self-management event and other legal costs on March 13, 2014.

Non-Operating Income and Expenses:

	Three months ended		2014 Increase (decrease) from 2013
	March 31, 2014	March 31, 2013
Non-operating income and expenses:
Interest and dividend income	$4,078	$5,231	$(1,153)
Other income	2,280	979	1,301
Interest expense	(53,604)	(55,979)	(2,375)
Equity in earnings (loss) of unconsolidated entities	479	(974)	1,453
Gain on investment in unconsolidated entities, net	4,481	131	4,350
Realized gain on securities, net	33	1,481	(1,448)
Net income from discontinued operations	125,604	28,796	96,808

Discontinued Operations
During the three months ended March 31, 2014 and 2013, we disposed of 223 and 38 properties, respectively. In addition, ten properties are considered held for sale as of March 31, 2014 and nine are treated as discontinued operations and one property as continuing operations on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2014 and 2013. In line with our early adoption of the new accounting standard governing discontinued operations, only those assets previously classified as held for sale as a part of the net lease portfolio sale or disclosed as sold properties in previous filings will be shown as discontinued operations at March 31, 2014. Therefore, of the 223 properties sold in the first quarter of 2014, only those related to the net lease portfolio sale will be included as discontinued operations for three months ended March 31, 2014. The activity for these properties is shown as income from discontinued operations of $125,604 and $28,796 for the three months ended March 31, 2014 and 2013, respectively. There were no properties classified as held for sale at March 31, 2013.

•
The increase in net income from discontinued operations for the three months ended March 31, 2014 was due to a gain on sale of properties of $125,699, mostly related to the sale of our net lease assets. The income for the three months ended March 31, 2013 included a gain on sale of properties of $23,909. The income from discontinued operations also included a provision for asset impairment of $0 and $4,476 for the three months ended March 31, 2014 and 2013, respectively.

Segment Reporting

Our long-term portfolio strategy continues to focus on three asset classes - retail, lodging, and student housing. During the three months ended March 31, 2014, we continued to execute this strategy by disposing of 223 non-strategic assets as well as classifying 10 non-strategic assets as held for sale.  We have concentrated our efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We evaluate segment performance primarily based on net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. The properties sold reflected in discontinued operations or continuing operations are not included in same store activities. A total of 235 of our investment properties satisfied the criteria of being owned for the three months ended March 31, 2014 and 2013, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to isolate the impact of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2014 and 2013, respectively. The rental rates reflected in retail, student housing, and non-core segments are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Our Note 11, Segment Reporting, includes a reconciliation to GAAP net income.

Retail Segment
Our retail segment net operating income on a same store basis remained stable for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 with a slight increase of $111, up to $45,690 from $45,579. On a total segment basis, we saw a decrease in total net operating income of $6,610 or 12.2% for the three months ended March 31, 2014 compared to 2013. This was a result of the 14 properties we contributed to the IAGM Retail Fund I, LLC joint venture in April 2013. For the three months ended March 31, 2013, a full year of operations for these fourteen properties are included in net operating income, whereas for the three and three months ended March 31, 2014, only operations through the disposition date in early April 2013 are included in net operating income.
Same store average economic occupancy remained consistent at 91% and 91% for both the three months ended March 31, 2014 and 2013, respectively.
We believe that fundamentals in the retail segment are slowly improving. Current market outlook indicates well-timed acquisitions as well as divestiture of low-quality assets are essential to sustainable growth. Sustainable growth is also supported by the strong demand for grocery-anchored retail centers, which are part of our retail acquisition strategy due to their resiliency to e-commerce. With limited new development and construction, we have a positive view of this segment long-term. Our retail portfolio strategy is to focus our capital in favorable demographic and geographic locations where rental and net operating income growth is expected. For current properties in the portfolio, we continue to maintain our expense controls and believe our successful property marketing programs enhance current tenant relationships. We focus on new consumer trends and reevaluate tenant synergy as leases mature in an effort to guarantee proper tenant diversity at our properties.

	Total Retail Properties
	As of March 31
	2014	2013
Physical occupancy	91%	91%
Economic occupancy	91%	91%
Rent per square foot	$13.57	$13.37
Investment in properties, before depreciation	$2,699,459	$3,088,334

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2014	223	845,126	$12,340	5.5%	5.9%	$14.60
2015	334	2,283,399	28,219	14.8%	13.4%	12.36
2016	315	1,801,529	25,648	11.7%	12.2%	14.24
2017	350	1,836,350	30,968	12.0%	14.6%	16.86
2018	294	1,871,422	28,113	12.1%	13.4%	15.02
2019	186	2,160,119	27,271	14.0%	13.0%	12.62
2020	56	761,860	10,667	4.9%	5.1%	14.00
2021	49	514,707	6,902	3.3%	3.3%	13.41
2022	45	817,888	10,043	5.3%	4.8%	12.28
2023	47	685,865	9,578	4.4%	4.6%	13.96
Thereafter	105	1,846,796	20,487	12.0%	9.7%	11.09
	2,004	15,425,061	$210,234	100%	100%	$13.63
We believe the percentage of leases expiring over the next five years of 12%, is a manageable percentage of lease rollover. We believe that we have staggered our lease expirations so that we can manage lease rollover.

The following table represents lease spread metrics for leases that commenced in 2014 compared to expiring leases for the prior tenant in the same unit:

	Number of Leases Commenced at quarter end March 31, 2014	GLA SF	New Contractual Rent per Square Foot ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	% Change over Prior Contract Rent (a)	Weighted Average Lease Term (Years) (b)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (c)	84	629,732	$13.48	$12.80	5.27%	4.59	$—	$—
Comparable New Leases (c)	3	14,424	16.68	19.18	(13.01)%	9.86	6.48	35.48
Non-Comparable Renewal and New Leases	12	49,631	13.31	N/A	N/A	8.39	3.64	16.09
Total	99	693,787	$13.55	$12.95	4.67%	4.97	$0.04	$1.89
(a) Non-comparables are not included in totals.
(b) Month-to-month leases do not have expiration date and are not included in weighted avg lease term.
(c) Comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage.

During the quarter-ended March 31, 2014, 15 new leases and 84 renewals commenced for gross leasable area of 693,787 square feet, of which 87 were comparable. The 12 non-comparable leases commenced with base rents starting at $13.31 and a weighted average term of 8.39 years. Tenant improvement allowances and lease commissions were $16.09 and $3.64, respectively.
Our comparable renewed leases saw rent growth of 5.27%, increasing from $12.80 to $13.48 per square foot. The weighted average term was 4.59 years, with no tenant improvement allowances or commissions. For our comparable new leases, base rent decreased 13.01% from prior base rent, going from $19.18 to $16.68 per square foot. This large decrease was due to a long term lease at Penn Park where the unit was previously occupied by month-to-month leaseholders. Short term leases typically have higher rents. The weighted average term for comparable new leases was 9.86 years, with tenant improvement allowances at $35.48 psf and lease commissions at $6.48 psf.
Tenant improvement allowances were primarily given for our new deals, two of which represent 53% of the total new tenant improvement allowances. Lease commissions were also paid to our brokers largely for our new deals, of which 64% of total commissions were due to the same two deals.
As of December 31, 2013, we had 109 leases set to expire in first quarter 2014 of which GLA totaled 762,514 square feet. During the three months ended March 31, 2014, the number of leases signed achieved a comparable new and renewal rate of approximately 80%.

Comparison of three months ended March 31, 2014 and 2013
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire three months ended March 31, 2014 and 2013. Activity in the non-same store column for the three months ended March 31, 2013 relates to those properties contributed to the IAGM joint venture and properties sold during the first quarter 2014.

Retail	For the three months ended March 31, 2014			For the three months ended March 31, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$49,482	$2,063	$51,545	$49,304	$9,326	$58,630	$178	0.4%	$(7,085)	(12.1)%
Straight line adjustment	1,076	164	1,240	1,204	369	1,573	(128)	(10.6)%	(333)	(21.2)%
Tenant recovery income	15,653	712	16,365	14,377	2,980	17,357	1,276	8.9%	(992)	(5.7)%
Other property income	1,083	16	1,099	1,235	(22)	1,213	(152)	(12.3)%	(114)	(9.4)%
Total income	67,294	2,955	70,249	66,120	12,653	78,773	1,174	1.8%	(8,524)	(10.8)%
Expenses:
Property operating expenses	12,243	663	12,906	11,700	2,000	13,700	(543)	(4.6)%	794	5.8%
Real estate taxes	9,361	191	9,552	8,841	1,831	10,672	(520)	(5.9)%	1,120	10.5%
Total operating expenses	21,604	854	22,458	20,541	3,831	24,372	(1,063)	(5.2)%	1,914	7.9%
Net operating income	$45,690	$2,101	$47,791	$45,579	$8,822	$54,401	$111	0.2%	$(6,610)	(12.2)%

Average occupancy for the period	91%	N/A	91%	91%	N/A	91%
Number of Properties owned as of March 31, 2014	111	6	117	111	1	112
Lodging Segment
We measure our financial performance for lodging properties by revenue per available room, or "RevPAR", which is an operational measure commonly used in the lodging industry to evaluate lodging performance. RevPAR represents the product of the average daily rate, or "ADR", charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues.
During 2013 and continuing into 2014, we made significant progress on our lodging portfolio strategy, to move out of certain midscale lodging assets and into more urban, full service properties. Refining the assets in our lodging portfolio coupled by the significant improvement in the lodging industry has driven the increase in our operating performance for this sector.
On a same store basis, lodging net operating income increased 9.3% for the three months ended March 31, 2014 to 2013 from $52,216 to $57,087. This was a result of increased RevPar from $95 to $102 for the the three months ended March 31, 2013 to March 31, 2014. The increase in RevPar was driven by higher room rates that came with the acquisition of four luxury, nine upper-upscale and two upscale lodging assets purchased since January 1, 2013. ADR also increased from $138 to $143 for the three months ended March 31, 2013 and March 31, 2014, respectively, as occupancy increased 2% from the three months ended March 31, 2013 to March 31, 2014. On a total segment basis, lodging's net operating income increased $27,622 or 52.0% when comparing the three months ended March 31, 2014 to the same period in 2013. The large increase in net operating income was a result of a full three months of operations related to our fourteen hotel acquisitions in 2013, which were all in the luxury, upper-upscale, or upscale designation. These hotels contributed to the total segment increase in RevPar from $95 to $112 and ADR from $139 to $154 for the three months ended March 31, 2013 to the same period in 2014.

We are optimistic our lodging portfolio will continue its strong performance in 2014 with increases in RevPAR and ADR. Our lodging portfolio was presented with certain challenges in select markets related to slowing government business although this was partially offset by strong business and leisure travel. We saw strong performance in the hotel industry during the first quarter and expect to see that momentum continue in 2014. We expect that supply growth will remain below historical levels for the next several years which we believe will support the fundamentals for the lodging segment.

	Total Lodging Properties
	As of March 31
	2014	2013
Revenue per available room	$112	$95
Average daily rate	$154	$139
Occupancy	73%	69%
Investment in properties, before depreciation	$4,348,781	$3,366,287

Comparison of three months ended March 31, 2014 and 2013
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire three months ended March 31, 2014 and 2013.

Lodging	For the three months ended March 31, 2014			For the three months ended March 31, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$196,501	$77,844	$274,345	$181,487	$3,113	$184,600	$15,014	8.3%	$89,745	48.6%
Expenses:
Lodging operating expenses	130,003	51,817	181,820	121,284	2,154	123,438	(8,719)	(7.2)%	(58,382)	(47.3)%
Real estate taxes	9,411	2,394	11,805	7,987	77	8,064	(1,424)	(17.8)%	(3,741)	(46.4)%
Total operating expenses	139,414	54,211	193,625	129,271	2,231	131,502	(10,143)	(7.8)%	(62,123)	(47.2)%
Net operating income	$57,087	$23,633	$80,720	$52,216	$882	$53,098	$4,871	9.3%	$27,622	52.0%

Average occupancy for the period	71%	N/A	73%	69%	N/A	69%
Number of properties owned as of March 31, 2014	85	16	101	85	2	87
Room Rev Par	$102	N/A	$112	$95	N/A	$95
Average Daily Rate	$143	N/A	$154	$138	N/A	$139

Student Housing Segment
Our student housing segment was formerly a part of the historical multi-family segment. It is now being presented as its own segment consistent with our long-term portfolio strategy. Our student housing segment has seen strong growth from 2011 as we continued to purchase and development student housing properties throughout 2012 and 2013. In 2014, we intend to to continue developing the four student housing properties currently in our pipeline. We continue to focus on growing our student housing portfolio through property acquisitions and development. Our rental rates in student housing rose significantly in 2013 compared to 2012 due to favorable market conditions as well as the addition of new properties.
Our student housing segment continues to perform well as net operating income increased $4,294 or 56.8% on a total segment basis for the three months ended March 31, 2014, respectively, compared to the same period in 2013. The increase was primarily driven by additional properties in our portfolio. We purchased three and placed in service one student housing properties in 2013, all but one of those properties began operations after March 31, 2013. We were able to increase rental rates from $681 to $724 three months ended March 31, 2013 to March 31, 2014 on a segment basis.
Same store net operating income decreased $158 or 2.3% for the three months ended March 31, 2014, compared to the same period in 2013. This was due to low occupancy at one of our properties acquired in late 2012. We expect to have this property's occupancy to increase in for the 2014-2015 school year comparable to our more successful student housing properties.

	Total Student Housing Properties
	As of March 31
	2014	2013
Economic occupancy	93%	94%
End of month scheduled rent per student housing bed per month	$724	$681
Investment in properties, before depreciation	$700,943	$436,973

Comparison of three months ended March 31, 2014 and 2013
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the three months ended March 31, 2014 and 2013.

Student Housing	For the three months ended March 31, 2014			For the three months ended March 31, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$11,384	$5,857	$17,241	$11,503	$113	$11,616	$(119)	(1.0)%	$5,625	48.4%
Straight line adjustment	(11)	125	114	35	1	36	(46)	(131.4)%	78	216.7%
Tenant recovery income	102	27	129	94	—	94	8	8.5%	35	37.2%
Other property income	669	272	941	554	7	561	115	20.8%	380	67.7%
Total revenues	12,144	6,281	18,425	12,186	121	12,307	(42)	(0.3)%	6,118	49.7%
Expenses:
Property operating expenses	4,395	1,058	5,453	4,276	(450)	3,826	(119)	(2.8)%	(1,627)	(42.5)%
Real estate taxes	902	221	1,123	905	21	926	3	0.3%	(197)	(21.3)%
Total operating expenses	5,297	1,279	6,576	5,181	(429)	4,752	(116)	(2.2)%	(1,824)	(38.4)%
Net operating income	$6,847	$5,002	$11,849	$7,005	$550	$7,555	$(158)	(2.3)%	$4,294	56.8%

Average occupancy for the period	92%	N/A	92%	95%	N/A	95%
Number of Properties owned as of March 31, 2014	10	4	14	10	1	11

Non-core Segments
We are executing our long-term portfolio strategy by focusing on three specific real estate asset classes - retail, lodging and student housing. The remaining assets outside of these asset classes are grouped together in the non-core segment. Our non-core segment consists of 23 industrial properties, ten office properties, six single tenant retail properties, and one conventional apartment building. The segment consists of a diverse portfolio of assets, each with different performance goals. We continue to focus on long term value for the individual assets in the non-core segment.
Our total segment net operating income increased $2,736 from $22,318 to $25,054, when comparing the three months ended March 31, 2014 and 2013 as a result of the consolidation of ten properties from one of our previously unconsolidated joint ventures. Our non-core same store net operating income decreased slightly by $457 or 2.1% when comparing the three months ended March 31, 2014 and 2013. This was primarily driven by the vacancy of a single tenant office property in August 2013. Our non-core properties' economic occupancy rates decreased from 92% to 91% when comparing the three months ended March 31, 2014 to 2013.

	Total Non-core Properties
	As of March 31
	2014	2013
Physical occupancy	91%	92%
Economic occupancy	91%	92%
Base rent per square foot	$14.42	$15.14
End of month scheduled rent per conventional unit per month	$1,174	$1,137
Investment in properties, before depreciation	$940,451	$2,827,256

The following table represents lease expirations for the non-core segments, exclusive of multi-family lease activity:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2014	8	608,935	$7,411	8.5%	7.2%	$12.17
2015	8	214,370	2,807	3.0%	2.7%	13.09
2016	11	2,319,444	33,952	32.5%	32.9%	14.64
2017	5	1,623,449	20,003	22.7%	19.4%	12.32
2018	5	264,352	6,855	3.7%	6.6%	25.93
2019	4	676,863	8,144	9.5%	7.9%	12.03
2020	2	329,909	10,096	4.6%	9.8%	30.60
2021	2	226,979	3,257	3.2%	3.2%	14.35
2022	1	20,845	1,274	0.3%	1.2%	61.12
2023	—	—	—	—%	—%	—
Thereafter	10	854,359	9,533	12.0%	9.2%	11.16
	56	7,139,505	$103,332	100%	100%	$14.47

We believe the percentage of leases expiring over the next five years, ranging from 3% to 7%, except for 2016 and 2017, is a manageable percentage of lease rollover. In 2016 and 2017, the leases on two properties expire; one property with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second is approximately 1.5 million square feet, occupied by AT&T in St Louis, Missouri.

Comparison of three months ended March 31, 2014 and 2013
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to July 1, 2012. The properties in the same store segment were owned for the three months ended March 31, 2014 and 2013.

Non-core	For the three months ended March 31, 2014			For the three months ended March 31, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$24,425	$3,060	$27,485	$24,621	$753	$25,374	$(196)	(0.8)%	$2,111	8.3%
Straight line adjustment	(436)	854	418	(365)	(58)	(423)	(71)	19%	841	(199)%
Tenant recovery income	1,370	491	1,861	1,353	215	1,568	17	1.3%	293	18.7%
Other property income	95	3	98	95	2	97	—	—%	1	1.0%
Total income	25,454	4,408	29,862	25,704	912	26,616	(250)	(1.0)%	3,246	12.2%
Expenses:
Property operating expenses	2,986	341	3,327	2,683	124	2,807	(303)	(11.3)%	(520)	(18.5)%
Real estate taxes	1,234	247	1,481	1,330	161	1,491	96	7.2%	10	0.7%
Total operating expenses	4,220	588	4,808	4,013	285	4,298	(207)	(5.2)%	(510)	(11.9)%
Net operating income	$21,234	$3,820	$25,054	$21,691	$627	$22,318	$(457)	(2.1)%	$2,736	12.3%

Average occupancy for the period	92%	N/A	91%	92%	N/A	92%
Number of Properties owned as of March 31, 2014	30	10	40	29	—	29

Developments
We have development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties and our equity. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail, lodging and student housing segments.
The properties under development and all amounts set forth below are as of March 31, 2014. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	SF / Units / Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American (c)	Note Payable as of March 31, 2014	Estimated Placed in Service Date (d) (e)
Woodbridge	Wylie, TX	Retail	519,745 SqFt	$44,932	$69,019	—	$18,110	(f)
UH at Charlotte	Charlotte, NC	Student Housing	670 beds	17,555	49,533	3,078	1	Q3 2015
UH Tempe Phase II Development	Tempe, AZ	Student Housing	272 beds	1,297	25,237	4,531	—	Q3 2015
UH at Georgia Tech	Atlanta, GA	Student Housing	706 Beds	20,662	75,470	5,738	—	Q3 2015
Grand Bohemian Charleston	Charleston, SC	Lodging	50 rooms	4,514	19,950	3,545	—	Q1 2015
Grand Bohemian Mountain Brook	Mountain Brook, AL	Lodging	100 rooms	6,149	26,250	5,000	—	Q2 2015

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $0.8 million relates to phases that have been placed in service as of March 31, 2014.

As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts both to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value of the Railyards property is $141.3 million as of March 31, 2014.

Liquidity and Capital Resources
As of March 31, 2014, we had $552.6 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves has become a priority. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

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

Long Term Liquidity and Capital Resources
On a long term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning of our retail and lodging properties, growth of our student housing segment, and increased performance of our lodging segment will increase our operating cash flows.
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

Acquisitions and Dispositions of Real Estate Investments
We acquired three and four properties during the three months ended March 31, 2014 and 2013, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $194.9 million and $92.0 million for these acquisitions. For the three months ended March 31, 2014, we sold 223 properties, including 182 bank branches, 30 industrial, and 11 multi-tenant retail assets, generating net sales proceeds of $462.2 million. Comparatively for the three months ended March 31, 2013 we sold 38 properties, including thirty-five bank branches, one non-core property (a conventional apartment building) and two lodging properties, generating net sales proceeds of $112.8 million.

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2014 to March 31, 2014 totaling $114.2 million or $0.50 per share on an annualized basis, including amounts reinvested through the distribution reinvestment plan. For the three months ended March 31, 2014, we paid cash distributions of $113.9 million. These cash distributions were paid with $61.7 million from our cash flow from operations, $15.6 million provided by distributions from unconsolidated entities, as well as $126.9 million from gains on sales of properties.
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
The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Three Months Ended	Twelve months ended
	March 31, 2014	2013	2012	2011	2010	2009
Cash flow provided by operations	$61,682	$422,813	$456,221	397,949	356,660	369,031
Distributions from unconsolidated entities	15,629	20,121	31,710	33,954	31,737	32,081
Gain on sales of properties (1)	126,943	456,563	40,691	6,141	55,412	—
Distributions declared	$(114,155)	(450,106)	$(440,031)	(429,599)	(417,885)	(405,337)
Excess (deficiency)	$90,099	$449,391	$88,591	8,445	25,924	(4,225)

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Cash flow provided by operations	$61,682	$94,063
Distributions from unconsolidated entities	15,629	2,529
Gain on sales of properties (1)	126,943	23,909
Distributions declared	(114,155)	(111,569)
Excess (deficiency)	$90,099	$8,932
(1) Excludes gains reflected on impaired values and excludes loss on transfer of assets.
Our cash flow from operations in the first quarter is typically the lowest of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. Consistent with historical trends, we expect our cash flow from operations to increase during the remainder of the year, when higher revenues and operating income are typically generated.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Three months ended March 31,		Twelve months ended December 31,
	2014	2013	2013	2012	2011	2010	2009
Distributions declared	$114,155	111,569	$450,104	$440,031	429,599	417,885	405,337
Distributions paid	113,930	111,352	449,253	439,188	428,650	416,935	411,797
Distributions reinvested	44,972	46,007	181,630	191,785	199,591	207,296	231,306

Stock Offering
We have completed two public offerings of our common stock as well as a public offering of common stock under our distribution reinvestment plan, or “DRP.” On March 16, 2011, we commenced a new public offering of shares of common stock under our DRP, pursuant to a registration statement on Form S-3 filed under the Securities Act. The purchase price under the DRP is currently equal to $6.94 per share. We are permitted to offer shares pursuant to the DRP until the earlier of March 16, 2015 or the date we sell all $803.0 million worth of shares in the offering. We may also file a new registration statement to continue offering shares under the DRP. As of March 31, 2014, we had raised a total of approximately $8.9 billion of gross offering proceeds as a result of all of our offerings (inclusive of distribution reinvestments and net of redemptions).
During the three months ended March 31, 2014, we sold a total of 6.5 million shares and generated $45.0 million in gross offering proceeds under the DRP, as compared to 6.6 million shares and $46.0 million during the three months ended March 31, 2013. Our average distribution reinvestment plan participation was 39% for the three months ended March 31, 2014, compared to 41% for the three months ended March 31, 2013.
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
In January 2014, we repurchased 1,077,829 shares requested in fourth quarter 2013. There were no additional requests outstanding. The price per share for all shares repurchased was $6.94 and all repurchases were funded from proceeds from our distribution reinvestment plan.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the quarter ended March 31, 2014	—	1,077,829	$6.94	$7,480
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

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2014 (dollar amounts are stated in thousands).

	2014	2015	2016	2017	2018	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$70,165	$112,779	$697,322	$1,056,795	$466,226	$620,696	$3,023,983
Variable rate debt (mortgage loans)	200,675	273,909	77,818	37,500	176,316	367,091	1,133,309
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.96%	5.68%	5.70%	5.75%	6.06%	5.43%
Variable rate debt (mortgage loans)	2.85%	2.68%	2.82%	3.19%	2.33%	2.52%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $16.1 million, net of accumulated amortization, is outstanding as of March 31, 2014. Of the total outstanding debt for all years, approximately $242.0 million is recourse to the Company.
As of March 31, 2014, we had approximately $270.8 million and $386.7 million in mortgage debt maturing in 2014 and 2015, respectively. We are currently negotiating refinancing the remaining 2014 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

In 2013, we entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500 million. The credit facility consists of a $300 million senior unsecured revolving line of credit and the total outstanding term loan is $200 million. The accordion feature is $800 million. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. We have a one year extension option on the revolver which we may exercise as long as there is no existing default, we are in compliance with all covenants, a 60-day notice has been provided and we pay an extension fee equal to 0.20% of the commitment amount being extended.

As of March 31, 2014, we believe we were in compliance with all of the covenants and default provisions under the credit agreement. As of March 31, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.66%, respectively. Upon closing the credit agreement, we borrowed the full amount of the term loan which remains outstanding as of March 31, 2014. As of March 31, 2014, we had $299.8 million available under the revolving line of credit.
Mortgage loans outstanding as of March 31, 2014 and December 31, 2013 were $4.2 billion and $4.7 billion, respectively, and had weighted average interest rates of 4.88% and 5.09% per annum, respectively. For the three months ended March 31, 2014 and 2013, we had a net pay down of $3.9 million and received net proceeds of $18.8 million, respectively, against our portfolio of marketable securities. For the three months ended March 31, 2014 and 2013, we borrowed approximately $140.5 million and $94.8 million, respectively, secured by mortgages on our properties and assumed $0.0 million and $36.0 million of debt at acquisition on the 2014 and 2013 property acquisitions, respectively.
Summary of Cash Flows

	(in thousands)
	Three months ended March 31
	2014	2013
Cash provided by operating activities	$61,682	$94,063
Cash provided by (used in) investing activities	219,938	(18,617)
Cash used in financing activities	(48,293)	(92,681)
Increase (decrease) in cash and cash equivalents	$233,327	$(17,235)
Cash and cash equivalents, at beginning of period	319,237	220,779
Cash and cash equivalents, at end of period	$552,564	$203,544
Cash provided by operating activities was $61.7 million and $94.1 million for the three months ended March 31, 2014 and 2013, respectively, and was generated primarily from operating income from property operations and interest and dividends. While the acquisition of lodging and student housing properties increased our operating performance, there was a reduction in the cash provided by operating activities compared to prior year due to increased accounts receivable in the lodging portfolio from additional group billings during the first quarter of 2014 as well as the payment of both the fourth quarter 2013 and final business manager payment during first quarter 2014. In addition, additional general and administrative payments in the first quarter of 2014, such as a business manager fee and other general and administrative expenses. These payments, typically paid a quarter in arrears, were paid upon the completion of the self management transaction, March 12, 2014.
Cash provided by investing activities was $219.9 million and used in investing activities was $18.6 million for the three months ended March 31, 2014 and 2013, respectively. The cash provided by investing activities for the three months ended March 31, 2014 was primarily due to the proceeds from sale of properties associated with net lease asset sale offset by the acquisition of one lodging property and two retail properties. The cash used in investing activities from the three months ended March 31, 2013 was primarily due to the acquisition of two hotels, one retail property, and one student housing property. These acquisitions were offset by the sale of thirty-five bank branches, two hotels, and a multi-family apartment property.
Cash used in financing activities was $48.3 million and $92.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase in cash used in financing activities from three months ended March 31, 2014 and 2013 was due to the pay off of debt associated with the net lease asset sale in 2014.

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

Joint Venture	Ownership %	Investment at March 31, 2014
Cobalt Industrial REIT II	36%	$81,147
Brixmor/IA JV, LLC	(a)	65,675
IAGM Retail Fund I, LLC	55%	115,074
Other Unconsolidated Entities	Various	10,848
		$272,744

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.
Seasonality
The lodging segment is seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment. None of our other segments are seasonal in nature. Our student housing properties have a one-year lease up period, which typically occurs in the fall of the preceding year.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	March 31, 2014	December 31, 2013
Balance Sheet Data:
Total assets	$9,114,795	$9,662,464
Total debt	$4,212,440	$4,153,099

	For the three months ended
	March 31, 2014	March 31, 2013
Operating Data:
Total income	$392,881	$302,296
Total interest and dividend income	$4,078	$5,231
Net income (loss) attributable to Company	$130,481	$4,483
Net income per common share, basic and diluted	$0.15	$0.01
Common Stock Distributions:
Distributions declared to common stockholders	$114,155	$111,569
Distributions paid to common stockholders	$113,930	$111,352
Distributions per weighted average common share	$0.12	$0.12
Funds from Operations:
Funds from operations (a)	$112,053	$107,213
Cash Flow Data:
Cash flows provided by operating activities	$61,682	$94,063
Cash flows provided by (used in) investing activities	$219,938	$(18,617)
Cash flow used in financing activities	$(48,293)	$(92,681)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	912,594,434	892,097,144

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		For the three months ended March 31
Funds from Operations:		2014	2013
	Net income (loss) attributable to Company	$130,481	$4,483
Add:	Depreciation and amortization related to investment properties	86,124	106,423
	Depreciation and amortization related to investment in unconsolidated entities	7,650	6,399
	Provision for asset impairment	9,839	13,932
	Distribution from unconsolidated entity (1)	9,383	—

Less:	Gains (losses) from property sales and transfer of assets	126,943	23,893
	Gain from sale of investment in unconsolidated entities	4,481	131
	Funds from operations	$112,053	107,213
(1) Distribution from unconsolidated entity related to a preferred return not previously recognized in funds from operations.
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	For the three months ended March 31
	2014	2013
(Gain) loss on extinguishment of debt	$9,954	$(343)
Straight-line rental income	(1,878)	(2,118)
Amortization of above/below market leases	(277)	(720)
Amortization of mark to market debt discounts	1,517	1,614
Acquisition costs	1,272	420
Subsequent Events

On May 1, 2014, we accepted for purchase 60,665,233.238 shares of its common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate cost of approximately $394.3 million, excluding fees and expenses relating to the tender offer ("Offer") and paid by us. The tendering stockholders also received monthly distributions in respect of their shares during the time they were stockholders. The 60,665,233.238 shares accepted for purchase in the Offer represent approximately 6.61% of our currently issued and outstanding shares of common stock. Tendering stockholders are not entitled to any distributions with a record date after the expiration date of the Offer.

Our paying agent will promptly issue payment for shares validly tendered and accepted for purchase in accordance with the terms and conditions of the Offer. Shares tendered and not accepted for purchase will be returned promptly to stockholders. Subsequent to the final purchase of approved Offer shares, the final number of shares repurchased, allowing for corrections, was 60,663,070.430 on April 30, 2014.

On May 8, 2014, we disposed of nine non-core net lease assets for a gross disposition price of $98.3 million. These assets were classified as held for sale as of March 31, 2014. These assets represent the final transaction between us and the purchaser of the net lease portfolio transaction sale. In addition, the purchaser terminated the purchase agreement solely with respect to the equity interests in a subsidiary owning a net lease asset with a disposal price of $228.4 million, and in connection with such termination, purchaser paid to us $10 million of the deposit posted into escrow. The purchaser has no material relationship with us and the sale is not an affiliated transaction. As of March 31, 2014, the assets and liabilities relating to this asset are classified as held for sale and the operations have been reclassified as continuing operations in accordance with ASC 205. This asset will be re-measured during second quarter 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of March 31, 2014 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $11.3 million. If market rates of interest on all of the floating rate debt as of March 31, 2014 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $11.3 million.
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
As of March 31, 2014 and December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $106,790 and $60,044 , respectively. The fair values of our interest rate swap contracts outstanding as of March 31, 2014 and December 31, 2013 were $(989) and ($458), respectively.
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
We incurred no impairments on our investments in marketable securities for the three months ended March 31, 2014 and 2013. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2014.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of March 31, 2014 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$164,472	$245,168	$220,651	$269,685

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The table below outlines the shares of common stock we repurchased pursuant to the Second Amended Program during the three months ended March 31, 2014.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
January 2014	1,077,829	$6.94	1,077,829
February 2014	—	—	—
March 2014	—	—	—
	1,077,829	$6.94	1,077,829
The shares reported in the table above were repurchased based on those requests received during the three months ended December 31, 2013.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

As previously disclosed in a Current Report on Form 8-K filed by the Company on August 9, 2013 (“August 9, 2013 8-K”), the Company entered into an Equity Interest Purchase Agreement (as amended, the “Purchase Agreement”) with AR Capital, LLC (“Buyer”) pursuant to which the Company agreed to sell or cause to be sold to Buyer or one or more of its affiliates certain equity interests in direct and indirect subsidiaries of the Company that collectively own the Company’s core net lease assets (the “Sale”), including 294 properties (the “Portfolio”), in an all cash-transaction initially valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and the repayment by the Company of approximately $360.9 million of debt (assuming all equity interests were sold). The Portfolio consists of retail, office and industrial assets. In accordance with the terms of the Purchase Agreement, the Buyer elected to “kick-out” of the transaction equity interests in certain direct and indirect subsidiaries of the Company valued at approximately $180.1 million, which collectively own 13 properties. In addition, the parties terminated the Purchase Agreement solely with respect to the equity interests in a subsidiary owning a net lease asset valued at approximately $228.4 million, and in connection with such termination, Buyer paid to Seller $10 million of the deposit posted into escrow. The Buyer has no material relationship with the Company and the Sale is not an affiliated transaction.

The Sale was consummated through multiple closings, with the final closing occurring on May 8, 2014. In total, the Company sold to Buyer equity interests in direct and indirect subsidiaries of the Company owning an aggregate of 280 net lease assets for approximately $1.9 billion, including the assumption of approximately $656.9 million of debt (excluding the “kicked out” and terminated equity interests). The Company received net proceeds of approximately $828.4 million after the repayment of $386.7 million of mortgage and other indebtedness secured by the properties and certain other properties and net of fees and expenses and customary prorations. The Company has used a portion of the proceeds to repurchase shares of its common stock pursuant to its recently completed modified “dutch auction” tender offer, to pay down debt, fund acquisitions and for general corporate purposes.

A copy of the Purchase Agreement was filed as Exhibit 2.1 to the August 9, 2013 8-K and is incorporated herein by reference. The foregoing summary description of the material terms of the Purchase Agreement and the Sale does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement. The Purchase Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company or the Buyer. In particular, the assertions embodied in the representations and warranties in the Purchase Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties. Information concerning the subject matter of the representations, warranties and covenants may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company. Accordingly, investors should not rely on the representations and warranties in the Purchase Agreement as they are not necessarily characterizations of the actual state of facts or condition of the Company, the Buyer or any of their respective subsidiaries and affiliates. The representations and warranties should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the Securities and Exchange Commission (the “SEC”).

Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President		Treasurer and principal financial officer
Date:	May 12, 2014	Date:	May 12, 2014

EXHIBIT NO.	DESCRIPTION
2.1
Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

2.2
Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

3.1
Sixth Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 26, 2010)

3.2
Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of April 1, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2008), as amended by the Amendment to the Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of January 20, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 23, 2009)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on July 31, 2007 (file number 333-139504))

10.1
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 12, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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