Form 10-K/A
period 2013-12-31
Inland American Real Estate Trust, Inc.
filed 2014-07-10
CIK 1307748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 18, 2014, there were 860,013,173 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 is to remove the signature of David Mahon, a former director, whose signature block was inadvertently included in the Form 10-K/A as originally filed on April 30, 2014 (the “Amended Filing”).

Except as described above, no other changes have been made to the Amended Filing. The Amended Filing continues to speak as of the date of the Amended Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Amended Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
Title:	President (Principal Executive Officer)
Date:	July 10, 2014

Exhibit Index

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed as part of this Amendment No. 2 to Form 10-K/A.