Form 10-Q
period 2014-06-30
Inland American Real Estate Trust, Inc.
filed 2014-08-14
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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
Yes  ☐   No ☒
As of August 8, 2014 there were 861,824,768 shares of the registrant’s common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Holdings Inc. (“Hilton”) or one or more of its affiliates. Hyatt Place® and Andaz® trademarks are the property of Hyatt Hotels Corporation (“Hyatt”). InterContinental Hotels ® trademark is the property of InterContinental Hotel Groups PLC. Fairmont Hotels and Resorts is a trademark. The Aloft service name and the Westin service name are the property of Starwood Hotels and Resorts Worldwide, Inc. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investment properties:
Land	$1,333,519	$1,356,331
Building and other improvements	6,992,130	6,849,321
Construction in progress	235,770	196,754
Total	8,561,419	8,402,406
Less accumulated depreciation	(1,375,478)	(1,251,454)
Net investment properties	7,185,941	7,150,952
Cash and cash equivalents	364,188	319,237
Restricted cash and escrows	151,119	137,980
Investment in marketable securities	231,348	242,819
Investment in unconsolidated entities	259,923	263,918
Accounts and rents receivable (net of allowance of $7,528 and $9,378)	81,966	65,234
Intangible assets, net	179,307	176,998
Deferred costs and other assets	91,847	108,597
Assets held for sale	—	1,196,729
Total assets	$8,545,639	$9,662,464
Liabilities
Debt	$4,345,728	$4,153,099
Accounts payable and accrued expenses	173,111	174,751
Distributions payable	35,834	37,911
Intangible liabilities, net	54,288	59,097
Other liabilities	66,930	90,809
Liabilities held for sale	—	880,156
Total liabilities	4,675,891	5,395,823
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 860,013,182 and 909,855,173 shares issued and outstanding	859	909
Additional paid in capital	7,743,015	8,063,517
Accumulated distributions in excess of net loss	(3,952,113)	(3,870,649)
Accumulated other comprehensive income	75,271	71,128
Total Company stockholders’ equity	3,867,032	4,264,905
Noncontrolling interests	2,716	1,736
Total equity	3,869,748	4,266,641
Total liabilities and equity	$8,545,639	$9,662,464
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rental income	$94,347	$92,273	$192,390	$189,079
Tenant recovery income	16,986	17,771	35,341	36,790
Other property income	2,810	1,516	4,946	3,387
Lodging income	314,294	220,091	588,639	404,690
Total income	428,437	331,651	821,316	633,946
Expenses:
General and administrative expenses	19,214	12,788	36,774	22,937
Property operating expenses	22,555	19,756	44,244	40,088
Lodging operating expenses	196,119	136,711	377,938	260,150
Real estate taxes	22,944	21,897	46,906	43,050
Depreciation and amortization	87,300	78,819	173,370	159,756
Business management fee	12	9,507	2,605	19,479
Provision for asset impairment	68,106	175,612	77,945	185,067
Total expenses	416,250	455,090	759,782	730,527
Operating income (loss)	$12,187	$(123,439)	$61,534	$(96,581)
Interest and dividend income	4,013	4,962	8,091	10,193
Gain on sale of investment properties	11,342	13,215	12,585	13,215
Other income (loss)	1,871	(3,384)	2,908	(2,405)
Interest expense	(54,866)	(54,817)	(108,471)	(110,706)
Equity in earnings of unconsolidated entities	1,944	9,018	2,423	8,044
Gain (loss) on investment in unconsolidated entities, net	28	(701)	4,509	(568)
Realized gain on securities, net	15,113	16,163	15,147	17,644
Loss before income taxes	(8,368)	(138,983)	(1,274)	(161,164)
Income tax expense	(2,446)	(674)	(4,666)	(2,704)
Net loss from continuing operations	(10,814)	(139,657)	(5,940)	(163,868)
Net income from discontinued operations	20,311	106,901	145,919	135,606
Net income (loss)	$9,497	$(32,756)	$139,979	$(28,262)
Less: Net income attributable to noncontrolling interests	$(8)	$—	$(8)	$(8)
Net income (loss) attributable to Company	$9,489	$(32,756)	$139,971	$(28,270)
Net loss per common share, from continuing operations, basic and diluted	$(0.01)	$(0.16)	$(0.01)	$(0.18)
Net income per common share, from discontinued operations, basic and diluted	$0.02	$0.13	$0.16	$0.15
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)	$0.15	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	876,951,378	897,233,931	894,674,445	894,679,702
Comprehensive income (loss):
Net income (loss) attributable to Company	$9,489	$(32,756)	$139,971	$(28,270)
Unrealized gain (loss) on investment securities	9,872	(21,577)	20,435	25,816
Unrealized loss on derivatives	(969)	—	(1,719)	(4)
Reclassification adjustment for amounts recognized in net income	(14,757)	(16,030)	(14,573)	(17,113)
Comprehensive income (loss) attributable to the Company	$3,635	$(70,363)	$144,114	$(19,571)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the six months ended June 30, 2014
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	139,971	—	8	139,979
Unrealized gain on investment securities	—	—	—	—	20,435	—	20,435
Unrealized loss on derivatives	—	—	—	—	(1,719)	—	(1,719)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(14,573)	—	(14,573)
Distributions declared	—	—	—	(221,435)	—	—	(221,435)
Contributions from noncontrolling interests	—	—	—	—	—	972	972
Proceeds from distribution reinvestment program	11,997,004	12	83,247	—	—	—	83,259
Share repurchase program	(1,077,829)	(1)	(7,480)	—	—	—	(7,481)
Repurchase of common stock	(60,761,166)	(61)	(396,269)	—	—	—	(396,330)
Balance at June 30, 2014	860,013,182	$859	$7,743,015	$(3,952,113)	$75,271	$2,716	$3,869,748
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)

For the six months ended June 30, 2013
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net loss	—	—	—	(28,270)	—	8	(28,262)
Unrealized gain on investment securities	—	—	—	—	25,816	—	25,816
Unrealized loss on derivatives	—	—	—	—	(4)	—	(4)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(17,113)	—	(17,113)
Distributions declared	—	—	—	(223,781)	—	—	(223,781)
Distributions from noncontrolling interests	—	—	—	—	—	(8)	(8)
Proceeds from distribution reinvestment program	13,200,963	13	91,353	—	—	—	91,366
Share repurchase program	(2,754,964)	(3)	(19,060)	—	—	—	(19,063)
Balance at June 30, 2013	899,870,571	$899	$7,994,206	$(3,916,642)	$93,113	$125	$4,171,701
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$139,979	$(28,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	173,428	204,999
Amortization of above and below market leases, net	29	(1,764)
Amortization of debt premiums, discounts and financing costs	6,949	7,699
Straight-line rental income	(2,585)	(4,630)
Provision for asset impairment	77,945	189,543
Gain on sale of property, net	(157,961)	(132,921)
Loss on extinguishment of debt	10,079	2,396
Equity in earnings of unconsolidated entities	(2,423)	(8,044)
Distributions from unconsolidated entities	4,540	1,373
(Gain) loss on purchase of investment in unconsolidated entities	(4,509)	568
Realized gain on securities	(15,147)	(17,644)
Other non-cash adjustments	—	(389)
Changes in assets and liabilities:
Accounts and rents receivable	(10,372)	(4,420)
Deferred costs and other assets	(7,080)	8,305
Accounts payable and accrued expenses	3,401	7,763
Other liabilities	(17,344)	(13,467)
Net cash flows provided by operating activities	198,929	211,105
Cash flows from investing activities:
Purchase of investment properties	(194,900)	(205,293)
Acquired in-place and market lease intangibles, net	(14,797)	(4,610)
Capital expenditures and tenant improvements	(23,441)	(34,479)
Investment in development projects	(39,414)	(22,592)
Proceeds from sale of investment properties, net	670,338	780,535
Purchase of marketable securities	—	(2,695)
Proceeds from sale of marketable securities	31,905	50,501
Contributions to unconsolidated entities	(27,275)	(5,275)
Consolidation of joint venture	(2,944)	—
Distributions from unconsolidated entities	27,679	9,149
Proceeds from the sale of and return of capital from unconsolidated entities	—	13,774
Payment of leasing fees	(1,858)	(2,771)
Payments from notes receivable	—	1,600
Restricted escrows and other assets	(18,987)	(12,552)
Other liabilities (assets)	13,168	(10,493)
Net cash flows provided by investing activities	419,474	554,799

	Six months ended June 30.
	2014	2013
	(unaudited)	(unaudited)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	83,259	91,366
Shares repurchased	(403,811)	(19,063)
Distributions paid	(223,512)	(223,345)
Proceeds from debt and notes payable	283,735	338,578
Payoffs of debt	(204,459)	(728,657)
Principal payments of mortgage debt	(21,314)	(26,823)
Payoff of margin securities debt, net	(38,945)	(117,045)
Settlement of put/call arrangement	(47,762)	—
Payment of loan fees and deposits	317	(5,743)
Contributions from noncontrolling interests	980	—
Distributions paid to noncontrolling interests	(8)	(8)
Payments for contingent consideration	(1,932)	—
Net cash flows used in financing activities	(573,452)	(690,740)
Net increase in cash and cash equivalents	44,951	75,164
Cash and cash equivalents, at beginning of period	319,237	220,779
Cash and cash equivalents, at end of period	$364,188	$295,943

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(194,900)	$(241,535)
Tenant and real estate tax liabilities assumed at acquisition, net	—	552
Assumption of mortgage debt at acquisition	—	35,962
Non-cash discount (premium) of mortgage debt assumed	—	702
Assumption of lender held escrows	—	(974)
	$(194,900)	$(205,293)

Cash paid for interest, net capitalized interest of $2,317 and $2,253	$109,063	$144,741

Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$11,000	$5,289
Mortgage assumed by buyer upon disposal of property	$657,339	$7,683
Properties contributed to an unconsolidated entity, net of related payables	$—	$80,915

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland American Real Estate Trust, Inc. (the "Company") for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K, as amended, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.

1. Organization
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
At June 30, 2014, the Company owned a portfolio of 268 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013. Comparatively, at June 30, 2013, the Company owned 565 properties.
The breakdown by segment of the 268 owned properties at June 30, 2014 is as follows:

Segment	Property Count	Square Feet / Rooms / Beds
Retail	115	16,547,586	Square feet
Lodging	100	19,927	Rooms
Student Housing	14	8,313	Beds
Non-core	39	7,893,017	Square feet

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Refer to the Company's audited financial statements for the year ended December 31, 2013, as certain note disclosures contained in such audited financial statements have been omitted from these interim consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective January 1, 2014. For the six months ended June 30, 2014, the operations reflected in discontinued operations are only related to the net lease assets that were classified as held for sale at December 31, 2013. All other asset disposals are now included as a component of income from continuing operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its combined consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired three properties, including two retail and one lodging for the six months ended June 30, 2014 and six properties, including two retail, three lodging, and one student housing for six months ended June 30, 2013, for a gross acquisition price of $209,150 and $234,250, respectively. The table below reflects acquisition activity during the six months ended June 30, 2014.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms / Beds
Retail	Suncrest Village	2/13/2014	$14,050	93,358	Square Feet
Retail	Plantation Grove	2/13/2014	12,100	73,655	Square Feet
Lodging	Aston Waikiki Beach Hotel	2/28/2014	183,000	645	Rooms
Total			$209,150
For properties acquired as of June 30, 2014, the Company recorded revenue of $10,308 and $14,202 for the three and six months ended June 30, 2014, respectively. The Company recorded property net income of $725 and $1,475, excluding related expensed acquisition costs, for the three and six months ended June 30, 2014, respectively. The Company incurred $38 and $1,310 of acquisition and transaction costs during the three and six months ended June 30, 2014, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

For properties acquired as of June 30, 2013, the Company recorded revenue of $9,163 and $16,585 for the three and six months ended June 30, 2013, respectively. The Company recorded property net income of $857 and $5,725, excluding related expensed acquisition costs for the three and six months ended June 30, 2013, respectively. The Company incurred $316 and $736 of acquisition and transaction costs during the three and six months ended June 30, 2013, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.
4. Discontinued Operations
The Company sold 237 properties and surrendered one property to the lender (in satisfaction of non-recourse debt) during the six months ended June 30, 2014 for a gross disposition price of $1,359,600. There were 223 properties disposed of and one property surrendered to the lender for the six months ended June 30, 2013 for a gross disposition price of $720,843.
The table below reflects sales activity for the six months ended June 30, 2014 reflected in discontinued operations on the consolidated statement of operations and comprehensive income.

Segment	Property	Date	Gross Disposition Price	Square Feet
Non-core	Triple net portfolio - 30 properties	1/8/2014	$55,300	148,233	Square feet
Non-core	Triple net portfolio - 28 Properties	2/21/2014	451,900	7,496,769	Square feet
Non-core	Triple net portfolio - 151 properties	3/10/2014	278,600	815,008	Square feet
Non-core	Triple net portfolio - one property	3/21/2014	226,400	736,572	Square feet
Non-core	Triple net portfolio - 4 properties	3/28/2014	58,500	1,118,096	Square feet
Non-core	Triple net portfolio - 9 properties	5/8/2014	138,200	599,830	Square feet
Total			$1,208,900
The components of the Company’s discontinued operations are presented below, which include the results of operations during the three and six months ended June 30, 2014 and 2013 in which the Company owned such properties.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$1,187	$62,019	$17,909	$136,434
Depreciation and amortization expense	—	19,786	44	45,271
Other expenses	(352)	13,259	463	31,562
Provision for asset impairment	—	—	—	4,476
Operating income from discontinued operations	$1,539	$28,974	$17,402	$55,125
Interest expense and other	(316)	(18,970)	(7,469)	(40,652)
Gain on sale of properties, net	19,677	95,813	145,376	119,722
Gain (loss) on extinguishment of debt	(589)	1,084	(9,390)	1,427
Loss on transfer of assets	—	—	—	(16)
Net income from discontinued operations	$20,311	$106,901	$145,919	$135,606
Net cash provided by operating activities from the properties included in the triple net portfolio sale for the six months ended June 30, 2014 was $5 compared to net cash provided by operating activities from such properties of $36 for the six months ended June 30, 2013. Net cash provided by investing activities from the properties included in the triple net portfolio sale for the six months ended June 30, 2014 was $519. There were no net cash provided by investing activities from such properties for the six months ended June 30, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The following properties were sold during the six months ended June 30, 2014. They are included in continuing operations on the consolidated statement of operations and comprehensive income for the six months ended June 30, 2014. A parcel of land was also sold during the six months ended June 30, 2014 for $14,000.

Segment	Property	Date	Gross Disposition Price	Square Feet / Units / Rooms
Retail	Willis Town Center	1/8/2014	1,600	85,828	Square feet
Retail	Alcoa Exchange I & II	1/29/2014	24,300	339,690	Square feet
Non-core	Citizens - Dallastown	2/6/2014	100	2,995	Square feet
Retail	Hunting Bayou - 5 properties	2/19/2014	15,600	276,416	Square feet
Retail	Monadnock Marketplace	4/9/2014	31,200	367,454	Square feet
Non-core	Block 121	4/16/2014	38,200	255	Units
Retail	Palm Harbor Shopping Center	5/15/2014	12,400	161,431	Square feet
Lodging	Crowne Plaza - Charleston	5/30/2014	13,300	168	Rooms
Total			$136,700
For three months ended June 30, 2014 and June 30, 2013, the Company recorded a gain on sale of investment properties of $11,342 and $13,215, respectively, in continuing operations. For the six months ended June 30, 2014 and June 30, 2013, the Company recorded a gain on sale of investment properties of $12,585 and $13,215, respectively, in continuing operations. In second quarter 2013, the Company contributed thirteen properties to a joint venture. As a result of this contribution, the Company recognized a gain on sale of $12,863, which is included in other income on the consolidated statements of operations for the six months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Company had generated net proceeds from the sale of properties of $670,338 and $780,535, respectively.
5. Investment in Partially Owned Entities
Consolidated Entities
The Company had ownership interests of 67% in various limited liability companies which owned nine shopping centers. These nine shopping centers were previously classified as held for sale and were sold during second quarter 2014. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. These entities were considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company. The entities' agreements contain put/call provisions which grant the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests were subject to a put/call arrangement requiring settlement for a fixed amount, these entities are treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of December 31, 2013 and $0 as of June 30, 2014 reflected as a financing and included within other liabilities classified as held for sale in the accompanying consolidated financial statements. Interest expense is recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities' agreements.
During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company has ownership interests of 75% in each joint venture. These entities are considered VIEs as defined in FASB ASC 810 because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs which are not recourse to the Company, and the assets that can be used only to settle those obligations.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

	As of June 30, 2014	December 31, 2013
Net investment properties	$19,737	$123,121
Other assets	26	8,766
Total assets	19,763	131,887
Mortgages, notes and margins payable	(9,596)	(77,873)
Other liabilities	(2,155)	(49,904)
Total liabilities	(11,751)	(127,777)
Net assets	$8,012	$4,110
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

Entity	Description	Ownership %	Investment at June 30, 2014	Investment at December 31, 2013
Cobalt Industrial REIT II	Industrial portfolio	36%	$73,514	$83,306
Brixmor/IA JV, LLC	Retail Shopping Centers	(a)	62,736	77,551
IAGM Retail Fund I, LLC	Retail Shopping Centers	55%	113,158	90,509
Other Unconsolidated Entities (b)	Various real estate investments	Various	10,515	12,552
			$259,923	$263,918

(a)	The Company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.

(b)
On February 21, 2014, the Company purchased their partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of June 30, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the six months ended June 30, 2014.

For the three months ended June 30, 2014 and 2013, the Company recorded $0 and $1,003 impairment in its unconsolidated entities. For the six months ended June 30, 2014 and 2013, the Company recorded $0 and $1,003, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

Combined Financial Information
The following table presents the combined condensed financial information for the Company’s investment in unconsolidated entities.

	June 30, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation	$1,509,144	$1,558,312
Other assets	271,624	272,810
Total Assets	1,780,768	1,831,122
Liabilities and Equity:
Mortgage debt	1,061,695	1,135,630
Other liabilities	96,341	96,217
Equity	622,732	599,275
Total Liabilities and Equity	1,780,768	1,831,122
Company’s share of equity	$274,502	$278,745
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,039 and $783, respectively)	(14,579)	(14,827)
Carrying value of investments in unconsolidated entities	$259,923	$263,918

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$53,348	$68,060	$100,724	$111,297
Expenses:
Interest expense and loan cost amortization	12,670	13,824	25,005	25,945
Depreciation and amortization	16,383	17,518	33,763	32,848
Operating expenses, ground rent and general and administrative expenses	20,236	19,476	38,076	36,023
Total expenses	49,289	50,818	96,844	94,816
Net income	$4,059	$17,242	$3,880	$16,481
Company’s share of:
Net income, net of excess basis depreciation of $128 and $242, and $256 and $275, respectively	$1,944	$9,018	$2,423	$8,044
The unconsolidated entities had total third party debt of $1,061,695 at June 30, 2014 that matures as follows:

Year	Amount
2014	$44,289
2015	16,137
2016	—
2017	205,580
2018	318,028
Thereafter	477,661
$1,061,695
Of the total outstanding debt, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

6. Transactions with Related Parties
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company; the Company's then business manager, Inland American Business Manager & Advisor, Inc. (the “Business Manager”); Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); the Company's property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
Concurrently, as part of the Self-Management Transactions, the Company entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which the Company agreed to terminate the management agreements with the Property Managers at the end of 2014, hired certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for the Company by the Property Managers. The Company agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that become Company employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that the Company decides to assume in the transaction. The Company will not assume any liabilities related to the pre-closing operations of the Property Managers, and it will not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Asset Acquisition Agreement contains termination rights and closing conditions for both the Company and the Property Managers, and the Company expects to consummate the transactions contemplated thereby on December 31, 2014.
Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers will continue to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		For the six months ended		Unpaid amounts as of
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013
General and administrative:
General and administrative reimbursement (a)	$919	$4,359	$4,887	$7,849	$601	$4,834
Investment advisor fee (b)	336	457	685	941	106	—
Total general and administrative to related parties	$1,255	$4,816	$5,572	$8,790	$707	$4,834
Property management fees (c)	$3,105	$5,407	$6,723	$11,734	$67	$67
Business management fee (d)	12	9,507	2,605	19,479	—	8,836
Loan placement fees (e)	15	271	223	444	—	—

(a)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, on March 12, 2014, the Company reimbursed the Business Manager for compensation and other ordinary course out-of-pocket expenses, which totaled approximately $3,401. In addition, the Company reimbursed the Property Managers approximately $249 for compensation and out-of-pocket expenses incurred between January 1, 2014 and March 12, 2014 for the Property Manager employees the Company hired at closing to approximate the economics as though the Company had hired such employees on January 1, 2014. These costs are reflected in general and administrative reimbursements above.

In addition, the Company has directly retained affiliates of the Business Manager to provide the information technology, investor services and other back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above.
Unpaid amounts as of June 30, 2014 and December 31, 2013 are included in accounts payable and accrued expenses on the consolidated balance sheets.

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

For the three and six months ended June 30, 2013, the Property Managers, entities owned principally by individuals who were related parties of the Business Manager, were entitled to receive property management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.
In addition to these fees, the Property Managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the Property Managers and other affiliates $904 and $3,427 for the three months ended June 30, 2014 and 2013, respectively, and $3,295 and $6,434 for the six months ended June 30, 2014 and 2013, respectively.

(d)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee for February or March 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee shall be reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the three months ended June 30, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605. Pursuant to the March 12, 2014 Self-Management Transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.

The Company incurred a business management fee of $19,479 for the six months ended June 30, 2013, under the terms of its business manager agreement, which was terminated March 12, 2014. After the Company’s stockholders received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company paid its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the six months ended June 30, 2013, average invested assets were $11,149,502. The business management fee was equal to 0.18% of average invested assets for the six months ended June 30, 2013, respectively.

(e)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of June 30, 2014 and December 31, 2013, the Company had deposited $376 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with an LLC formed as an insurance association captive, which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc., and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America. The Company paid insurance premiums of $3,154 and $2,962 for the three months ended June 30, 2014 and 2013, respectively, and and $6,364 and $6,137 for the six months ended June 30, 2014 and 2013, respectively.
In addition, the Company held 899,820 shares of IRC valued at $9,565 as of June 30, 2014. As of December 31, 2013, the Company held 899,820 shares of IRC valued at $9,466.
7. Investment in Marketable Securities
Investment in marketable securities of $231,348 and $242,819 at June 30, 2014 and December 31, 2013, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $154,692 and $171,450 as of June 30, 2014 and December 31, 2013, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $76,656 and $71,369, which includes gross unrealized losses of $1,131 and $3,189 related to its marketable securities as of June 30, 2014 and December 31, 2013, respectively. Securities with gross unrealized losses have a related fair value of $9,304 and $23,394 as of June 30, 2014 and December 31, 2013, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three and six months ended June 30, 2014 and 2013.
Dividend income is recognized when earned. During the three months ended June 30, 2014 and 2013, dividend income of $3,669 and $4,228, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income. During the six months ended June 30, 2014 and 2013, dividend income of $7,388 and $8,823, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.
8. Debt
Mortgages Payable
Mortgage loans outstanding for as of June 30, 2014 and December 31, 2013 were $4,014,414 and $4,737,459 and had a weighted average interest rate of 4.89% and 5.09% per annum, respectively. Mortgage premium and discount, net, was a discount of $14,601 and $17,459 as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of June 30, 2014	Weighted average annual interest rate
2014	$204,069	3.24%
2015	385,279	3.55%
2016	732,008	5.55%
2017	1,093,344	5.67%
2018	639,344	5.06%
Thereafter	960,370	4.28%
Total	4,014,414
The Company is negotiating refinancing debt maturing in 2014 with various lenders at terms that will allow us to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2014, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $271,875 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of June 30, 2014, the Company was in compliance with all mortgage loan requirements except five loans with a carrying value of $105,910; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default are reflected as follows: $12,100 in 2011, $20,115 in 2016, and $73,695 in 2017. As of December 31, 2013, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $116,910; none of which were cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default were reflected as follows: $12,100 in 2011, $11,000 in 2012, $20,115 in 2016, and $73,695 in 2017.
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
June 30, 2014
(unaudited)

revolver which it may exercise as long as there is no existing default, it is in compliance with all covenants, a 60-day notice has been provided and it pays an extension fee equal to 0.20% of the commitment amount being extended.
As of June 30, 2014, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement. As of June 30, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.76% and 1.66%, respectively. As of December 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remains outstanding as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the Company had $174,820 and $299,820 available under the revolving line of credit, respectively.
Margins payable
The Company has purchased a portion of its securities through margin accounts. As of June 30, 2014 and December 31, 2013, the Company has recorded a payable of $20,735 and $59,681, respectively, for securities purchased on margin. At June 30, 2014 and December 31, 2013, the average interest rate on margin loans was 0.501% and 0.516%, respectively. Interest expense in the amount of $58 and $118 was recognized in interest expense on the consolidated statements of operations and comprehensive income for the three months ended June 30, 2014 and 2013, respectively. Interest expense in the amount of $130 and $334 was recognized in interest expense on the consolidated statements of operations and comprehensive income for the six months ended June 30, 2014 and 2013, respectively.
9. Fair Value Measurements
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

	Fair Value Measurements at June 30, 2014
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$227,670	$—	$—
Real estate related bonds	—	3,678	—
Total assets	$227,670	$3,678	$—
Derivative interest rate instruments	$—	$(1,554)	$—
Total liabilities	$—	$(1,554)	$—

	Fair Value Measurements at December 31, 2013
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$234,760	$—	$—
Real estate related bonds	—	8,059	—
Total assets	$234,760	$8,059	$—
Derivative interest rate instruments	$—	$(458)	$—
Total liabilities	$—	$(458)	$—
Level 1
At June 30, 2014 and December 31, 2013, the fair value of the available for sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2014 and December 31, 2013, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2014 and December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $106,533 and $60,044, respectively.
Level 3
At June 30, 2014 and December 31, 2013, the Company had no level three recurring fair value measurements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and six months ended June 30, 2014 and 2013. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended				For the six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses
Investment properties	$108,100	$68,106	$146,091	$175,612	$142,980	$77,945	$156,218	$185,067
Total	$108,100	$68,106	$146,091	$175,612	$142,980	77,945	156,218	185,067
Investment Properties
During the three and six months ended June 30, 2014 and 2013, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. During the six months ended June 30, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.25% were utilized in the model. During the six months ended June 30, 2013, capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in the model. These rates are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Additionally, during the three and six months ended June 30, 2014, one asset previously classified as held for sale was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647.
For the three months ended June 30, 2014 and 2013, the Company recorded an impairment of investment properties of $68,106 and $175,612, respectively. The Company recorded an impairment of investment properties of $77,945 and $185,067 for the six months ended June 30, 2014 and 2013, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charges for the three months ended June 30, 2014 and 2013 of $0 and $0, respectively, and $0 and $4,476 for the six months ended June 30, 2014 and 2013, respectively, are included in discontinued operations.
Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$4,014,414	$4,043,214	$4,737,459	$4,748,276
Line of credit	$325,180	$325,180	$200,180	$200,180
Margins payable	$20,735	$20,735	$59,681	$59,681

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.73% per annum. The fair value estimate of the line of credit and margins payable approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
10. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Requirement”). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owns substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. (“MB REIT”), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes.
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
The Company can provide no assurance that the IRS will accept the Company's or MB REIT's closing agreement requests. Even if the IRS accepts those requests, the Company and MB REIT may be required to pay a penalty. The Company cannot predict whether such a penalty would be imposed or, if so, the amount of the penalty. The Company believes that (i) the IRS will enter into closing agreements with the Company and MB REIT and (ii) the business manager will be liable for any penalty imposed in connection with those closing agreements. As noted above, the Company can provide no assurance that the IRS will enter into closing agreements with the Company and MB REIT. Management believes based on the currently available information, that such penalty, if any, will not have a material adverse effect on the financial statements of the Company.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation. For the three months ended June 30, 2014 and 2013, an income tax expense of $2,446 and $674 was included on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2014 and 2013, an income tax expense of $4,666 and $2,704 was included on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

11. Segment Reporting
The Company's long-term portfolio strategy has been to focus on three asset classes - retail, lodging, and student housing. During the three and six months ended June 30, 2014, the Company continued to execute on that strategy by disposing of 237 non-core assets.  In 2013, the Company restated their business segments. Net operating income for the six months ended June 30, 2013 has been restated to reflect these changes in business segments. All non-strategic assets have been included in the non-core segment. The non-core segment includes office properties, industrial properties, bank branches, retail single tenant properties, and conventional multi-family properties. The Company has concentrated its efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For its non-core properties, the Company strives to improve individual property performance to increase each property’s value. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the six months ended June 30, 2014, approximately 14% of the Company’s rental revenue, included in the non-core segment, was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2014.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$94,020	$50,862	$—	$17,069	$26,089
Straight line adjustment	327	1,012	—	61	(746)
Tenant recovery income	16,986	15,005	—	137	1,844
Other property income	2,810	1,705	—	1,059	46
Lodging income	314,294	—	314,294	—	—
Total income	428,437	68,584	314,294	18,326	27,233
Operating expenses	241,618	21,789	207,936	7,495	4,398
Net operating income	$186,819	46,795	106,358	10,831	22,835
Non allocated expenses (a)	(106,526)
Other income and expenses (b)	(24,973)
Equity in earnings of unconsolidated entities (c)	1,972
Provision for asset impairment (d)	(68,106)
Net income from continuing operations	(10,814)
Net income from discontinued operations	20,311
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$9,489

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of gains on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $68,106 related to two non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$90,695	$53,167	$—	$11,722	$25,806
Straight line adjustment	1,578	1,769	—	71	(262)
Tenant recovery income	17,771	16,334	—	139	1,298
Other property income	1,516	712	—	680	124
Lodging income	220,091	—	220,091	—	—
Total income	331,651	71,982	220,091	12,612	26,966
Operating expenses	178,364	23,461	145,479	5,027	4,397
Net operating income	$153,287	48,521	74,612	7,585	22,569
Non allocated expenses (a)	(101,114)
Other income and expenses (b)	(24,535)
Equity in earnings of unconsolidated entities (c)	8,317
Provision for asset impairment (d)	(175,612)
Net loss from continuing operations	(139,657)
Net income from discontinued operations	106,901
Less: net income attributable to noncontrolling interests	—
Net income attributable to Company	$(32,756)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of gains on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $175,612 related to seven non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2014.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$190,290	$102,408	$—	$34,309	$53,573
Straight line adjustment	2,100	2,252	—	175	(327)
Tenant recovery income	35,341	31,370	—	266	3,705
Other property income	4,946	2,803	—	2,000	143
Lodging income	588,639	—	588,639	—	—
Total income	821,316	138,833	588,639	36,750	57,094
Operating expenses	469,088	44,242	401,561	14,073	9,212
Net operating income	$352,228	94,591	187,078	22,677	47,882
Non allocated expenses (a)	(212,749)
Other income and expenses (b)	(74,406)
Equity in earnings of unconsolidated entities (c)	6,932
Provision for asset impairment (d)	(77,945)
Net loss from continuing operations	(5,940)
Net income from discontinued operations	145,919
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$139,971
Balance Sheet Data:
Real estate assets, net (e)	$7,129,478	$2,115,777	$3,598,774	$628,339	$786,588
Non-segmented assets (f)	$1,416,161
Total Assets	$8,545,639
Capital expenditures	$23,507	$8,548	$13,182	$744	$1,033

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of gains on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $2,998 related to one lodging property and $74,947 related to four non-core properties.

(e)	Real estate assets includes intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$186,316	$111,797	$—	$23,338	$51,181
Straight line adjustment	2,763	3,342	—	107	(686)
Tenant recovery income	36,790	33,692	—	233	2,865
Other property income	3,387	1,926	—	1,241	220
Lodging income	404,690	—	404,690	—	—
Total income	633,946	150,757	404,690	24,919	53,580
Operating expenses	343,288	47,837	276,982	9,777	8,692
Net operating income	$290,658	102,920	127,708	15,142	44,888
Non allocated expenses (a)	(202,172)
Other income and expenses (b)	(74,763)
Equity in earnings of unconsolidated entities (c)	7,476
Provision for asset impairment (d)	(185,067)
Net loss from continuing operations	(163,868)
Net income from discontinued operations	135,606
Less: net income attributable to noncontrolling interests	(8)
Net loss attributable to Company	$(28,270)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consist of gains on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $9,456 related to one retail property and $175,611 related to seven non-core properties

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

12. Earnings (loss) per Share and Equity Transactions
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. There are an immaterial amount of potentially dilutive common shares.
The basic and diluted weighted average number of common shares outstanding was 876,951,378 and 897,233,931, for the three months ended June 30, 2014 and 2013, respectively, and 894,674,445 and 894,679,702 for the six months ended June 30, 2014 and 2013, respectively.
The Company completed a modified “Dutch Auction” tender offer for the purchase of up to $350,000 in value of shares of common stock (the “Offer”) on April 25, 2014. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares accepted for payment in the Offer by up to 2% of the outstanding shares without amending or extending the Offer. To avoid any proration to the stockholders that tendered shares, the Company decided to increase the number of shares accepted for payment in the Offer. The Company accepted for purchase 60,665,233 shares of common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate cost of $394,300, excluding fees and expenses relating to the Offer. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of the issued and outstanding shares of common stock at the time of repurchase. Subsequent to the final purchase of approved Offer shares, the final number of shares repurchased, allowing for corrections, was 60,761,166 for a final aggregate cost of $394,900 as of June 30, 2014.
13. Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2014 the Company has funded $85,261 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of June 30, 2014.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

Upon receiving the first of the Derivative Demands, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC Investigation. Pursuant to this authority, the independent directors have formed a special litigation committee that comprises solely independent directors to review and evaluate the matters referred by the full board of directors to the independent directors, and to recommend to the full board of directors any further action as is appropriate. The special litigation committee is investigating these claims with the assistance of independent legal counsel and will make a recommendation to the board of directors after the committee has completed its investigation.
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
14. Assets and Liabilities Held for Sale
In accordance with GAAP, the Company classifies properties as held for sale when certain criteria are met. On the day that the criteria are met, the Company suspends depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. At December 31, 2013, these assets were recorded at their carrying value. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
On August 8, 2013, we entered into a purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2,300,000. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180,100, leaving the remaining properties to be classified as held for sale. Of these remaining properties, the Company has sold 280 as of May 8, 2014. During the final closing on May 8, 2014, the purchaser terminated the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228,400, and in connection with such termination, purchaser paid to the Company $10,000 of the deposit posted into escrow. This asset has been re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an asset impairment charge of $67,647. As of June 30, 2014, there were no properties classified as held for sale.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
June 30, 2014
(unaudited)

15. Subsequent Events
On August 11, 2014, Xenia Hotels and Resorts, Inc. ("Xenia"), a wholly-owned subsidiary of the Company, formerly known as Inland American Lodging Group, Inc., filed a preliminary registration statement on Form 10 ("Form 10") with the SEC related to its potential Spin-Off into a new, publicly-traded lodging REIT (the "Spin-Off"). If the proposed Spin-Off is consummated, Xenia would become a self-managed REIT and apply to list its shares of common stock on the New York Stock Exchange. Xenia's filing of the preliminary Form 10 is a first-step in an ongoing process and the Spin-Off may not occur. The Spin-Off is subject to the satisfaction of several conditions, including that the SEC shall have declared effective Xenia's Form 10, Xenia’s common stock shall have been authorized for listing by the New York Stock Exchange and the Company's board of directors determining, at the time of the effectiveness of the Spin-Off, that the Spin-Off remains in the Company's best interest.
In connection with Xenia Hotels and Resorts, Inc. filing a preliminary registration statement on Form 10 and its potential separation from the Company, on August 8, 2014 the Company entered into an Indemnity Agreement with Xenia. Pursuant to the Indemnity Agreement, the Company agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the ongoing non-public, formal, fact-finding investigation by the SEC as described in the Company's public filings with the SEC; the three related demands (including the Derivative Lawsuit described below) received by the Company from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in the Company’s public filings with the SEC; the derivative lawsuit filed on March 21, 2013 on behalf of the Company by counsel for stockholders who made the first Derivative Demand (the “Derivative Lawsuit”); and the investigation by the Special Litigation Committee of the board of directors of the Company. In each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
While, to the best of its knowledge, the Company does not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation of Xenia from the Company, the Company has determined that it is in the best interests of the Company to enter into the Indemnity Agreement.
In connection with the possibility of a potential Spin-Off of Xenia, on August 12, 2014, the Company's board of directors announced that the distribution reinvestment plan was suspended until further notice.

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
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the Company’s financial performance, investment strategy and portfolio, cash flows, growth prospects, legal proceedings, acquisitions and dispositions, amount and timing of anticipated future cash distributions, amount and timing of anticipated cash proceeds from previously announced sale transactions, timing of completion of the Self-Management Transactions and the impact of such Self-Management Transactions have on our results of operations, the proposed Spin-Off of Xenia Hotels and Resorts, Inc. and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2014. These factors include, but are not limited to: market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company's ability to satisfy closing conditions required for the consummation of acquisitions and dispositions, including the Company's ability to obtain lender consents and other third party consents and the timing of such consents; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; actions or failures by the Company’s joint venture partners, including development partners; the Company’s ability to successfully complete its transition to self-management; the Company’s expectations with respect to the timing of the potential Spin-Off of Xenia and the potential failure to satisfy certain closing conditions with respect to the Spin-Off; if the SEC fails to declare Xenia’s preliminary registration statement on Form 10 effective in a timely manner or at all; if the NYSE fails to authorize the listing of Xenia’s common stock in a timely manner or at all; the Company’s board of directors may determine that the completion of the spin-off is not in our best interests and determine not to consummate the Spin-Off; and Xenia’s ability (or lack thereof) to operate successfully as a self-managed REIT. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, except as may be required by applicable law. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
Over the six month period ending June 30, 2014, we continued to implement our long-term strategy of focusing our portfolio into three asset classes - lodging, multi-tenant retail and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals were to enhance long-term stockholder value and position us to explore various strategic alternatives designed to provide liquidity events for our stockholders.

On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") to begin the process of becoming entirely self managed (collectively, the "Self-Management Transactions"). We did not pay an internalization fee or self-management fee to the Inland Group in connection with the Self-Management Transactions. As of March 12, 2014, functions previously carried out by our Business Manager and certain functions performed by our Property Manager, such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company. We expect the remaining property management functions to transition at the end of 2014. Employees of our former Business Manager, including the executive team, that were previously employed by the Business Manager on behalf of the Company are now directly employed by the Company to lead the Company. In addition, the Company hired certain of the Property Manager's employees and expects to hire certain of the remaining Property Manager's employees at the end of 2014. Long term, we expect that becoming self-managed will positively impact our net income and funds from operations. We cannot, however, estimate the impact due to uncertainties regarding the anticipated transition-related expenses.

We completed a modified “Dutch Auction” tender offer for the purchase of up to $350 million in value of shares of our common stock (the “Offer”) on April 25, 2014. We accepted for purchase 60,665,233 shares of our common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate cost of $394.3 million, excluding fees and expenses relating to the Offer. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of our issued and outstanding shares of common stock at the time of repurchase. Subsequent to the final purchase of approved Offer shares, the final number of shares repurchased, allowing for corrections, was 60,761,166 for a final aggregate cost of $394.9 million as of June 30, 2014.

On August 5, 2014, Inland American Lodging Group, Inc., our wholly-owned subsidiary that owns lodging assets, changed its name to Xenia Hotels and Resorts, Inc. On August 11, 2014, Xenia filed a preliminary registration statement on Form 10 ("Form 10") with the SEC related to its potential Spin-Off into a new, publicly-traded lodging REIT. At the effective time of the Spin-Off, we expect Xenia's real estate portfolio to consist of 46 premium full service, lifestyle and urban upscale hotels and two hotels under development from our portfolio of assets. If consummated, the proposed Spin-Off would be a significant step in the execution of our strategic plan while providing liquidity to our stockholders. We currently expect the Spin-Off to be completed in four to eight months. If the Spin-Off of Xenia is consummated, we and Xenia, will review and announce revised dividend and distribution policies. At present, it is premature to definitively determine post-Spin-Off distribution rates for either company. However, we expect that our distribution payments will decrease after the Spin-Off because Xenia will own a substantial portion of our current lodging portfolio and these assets produce a substantial portion of our cash flow from operations. In addition, we currently expect that, after giving effect to the proposed Spin-Off, the aggregate dividends paid by us and Xenia, on a combined basis, will be less than the current level of dividends paid by the Company.

On a consolidated basis, essentially all of our revenues and cash flows from operations for the six months ended June 30, 2014 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

During the six months ended June 30, 2014, we saw our total net operating income increase from $290.7 million to $352.2 million when comparing the six months ended June 30, 2013 to June 30, 2014. This increase of $61.6 million, or 21.2%, was primarily a result of an increase in lodging net operating income of $48.9 million resulting from a full six months of operations from the fourteen lodging assets purchased during 2013, and lodging same store growth of $10.5 million or 8.5%.

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

During the first half of 2014, we disposed of approximately $1.3 billion of assets and deployed the capital into segments we believe have opportunity to generate higher or increased returns, which are multi-tenant retail, lodging, and student housing. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We had significant disposition activity during the second half of 2013 and the first six months of 2014 and this disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment.

We expect to see continued increases in same store operating performance in our lodging segment in 2014 as we expect the lodging industry to have continued positive growth for 2014. Additionally, we expect our student housing performance to continue to strengthen due to rental growth as rents per bed continue to increase in line with market activity. Our retail portfolio is expected to maintain high occupancy and have manageable lease rollover in the next three years. We believe the retail segment same store income will be comparable with 2013 results. In addition, we expect to see similar or slightly decreased operating performance in our non-core portfolio in 2014.

We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue for the duration of 2014.
Company highlights for the six months ended June 30, 2014
Distributions
We have paid monthly cash distributions to our stockholders which totaled in the aggregate $223.5 million for the six months ended June 30, 2014, which was equal to $0.50 per share on an annualized basis, assuming that a share would be outstanding the entire year. The distributions paid for the six months ended June 30, 2014 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties. For more detail regarding distributions, see "Distributions" below.
Investing Activities
Our acquisition and disposition activities for the six months ended June 30, 2014 highlight our move to divest of non-strategic assets and redeploy the capital into our long-term strategic segments: retail, lodging, and student housing. We acquired two retail properties for $26.2 million and one upper upscale lodging property for $183.0 million. As part of our strategy to realign our asset segments into higher performing assets, we sold four non-core assets for $69.5 million, nine retail assets for $53.9 million and one lodging asset for $13.3 million.
In addition, during the six months ended June 30, 2014, we sold 223 net lease assets properties, including 182 bank branches, 24 industrial, 5 offices, and 12 single and multi-tenant retail assets for a gross disposition price of $1,208.9 million. These assets were part of the purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt that we entered into on August 8, 2013. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. On May 8, 2014, we closed on the last tranche of assets associated with this sale, culminating in 223 total net lease assets sold for an aggregate disposition price of $1.9 billion. On the same day, the purchaser elected to terminate the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228.4 million, and in connection with such termination, the purchaser forfeited to us $10.0 million of the deposit posted into escrow.
Financing Activities
We successfully refinanced or paid off approximately $214.4 million of our 2014 maturities and placed debt of approximately $94.9 million on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. As of June 30, 2014, we had $174.8 million available under our revolving line of credit and borrowed the full amount of our $200 million term loan. As of June 30, 2014, the interest rate for the term loan was 1.66%. per annum. The facility assists us in bridging the proceeds from disposing of non-strategic assets to acquiring retail, lodging and student housing assets and completing the tender offer.
As of June 30, 2014, we had mortgage debt of approximately $4.0 billion and have a weighted average interest rate of 4.89% per annum. Our debt maturities remaining for 2014 are $204.1 million. This debt bears interest at a weighted average interest rate of 3.24% per annum. In addition, of the total mortgage debt of $4.0 billion, approximately $1.1 billion of that amount is variable rate debt.

Operating Results
We experienced an increase in net operating income due to organic growth in our lodging segment as our same store net operating income results increased $10.5 million or 8.5% from the six months ended June 30, 2013 to 2014. These increases in our lodging portfolio can be attributed to increased occupancy and revenue per available room, or "RevPar". Our retail segment remained stable with high occupancy rates and contractual rental rates. Our student housing same store net operating income has decreased $1.6 million, or 11.2%, from June 30, 2013 to 2014 due to a one-time major project at one of our properties. Overall, student housing revenues are holding steady. Our non-core segment's net operating income decreased from prior year due to a decline in occupancy coupled with decreased rental rates.
The following table represents our same store net operating income (in thousands) for the six months ended June 30, 2014. Net operating income is calculated in our segment reporting.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Increase (decrease)	Increase (decrease)	Average Occupancy for the six months ended June 30, 2014	Average Occupancy for the six months ended June 30, 2013
Retail	$90,126	$88,748	$1,378	1.6%	92%	92%
Lodging	134,028	123,574	10,454	8.5%	75%	73%
Student Housing	12,398	13,961	(1,563)	(11.2)%	92%	94%
Non-core	41,179	42,272	(1,093)	(2.6)%	92%	93%
	$277,731	$268,555	$9,176	3.4%

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three and six months ended June 30, 2014 and 2013. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Company	$9,489	$(32,756)	$139,971	$(28,270)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)	$0.15	$(0.03)
For the three and six months ended June 30, 2014, we had net income of $9,489 and $139,971, respectively, and for the three and six months ended June 30, 2013, we had net loss of $32,756 and $28,270, respectively. The increase in net income is attributed to a total segment increase in net operating income of $33,532 and $61,570 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, as a result of growth in our lodging segment from properties acquired subsequent to June 30, 2013 and same store growth. Additionally, we had less expense associated with the provision for asset impairment. For the three and six months ended June 30, 2014, we recognized $68,106 and $77,945, respectively, and for the three and six months ended June 30, 2013, we recognized $175,612 and $185,067. Additionally, for the three and six months ended June 30, 2014 compared to June 30, 2013, we had a decrease in the business management fee of $9,495 and $16,874 respectively, as a result of the termination of the business manager agreement and the Self-Management Transactions.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three months ended			Six Months Ended
	June 30, 2014	June 30, 2013	2014 Increase (decrease) from 2013	June 30, 2014	June 30, 2013	2014 Increase (decrease) from 2013
Income:
Rental income	$94,347	$92,273	$2,074	$192,390	$189,079	$3,311
Tenant recovery income	16,986	17,771	(785)	35,341	36,790	(1,449)
Other property income	2,810	1,516	1,294	4,946	3,387	1,559
Lodging income	314,294	220,091	94,203	588,639	404,690	183,949
Operating Expenses:
Property operating expenses	$22,555	$19,756	$2,799	$44,244	$40,088	$4,156
Lodging operating expenses	196,119	136,711	59,408	377,938	260,150	117,788
Real estate taxes	22,944	21,897	1,047	46,906	43,050	3,856
Depreciation and amortization	87,300	78,819	8,481	173,370	159,756	13,614
Provision for asset impairment	68,106	175,612	(107,506)	77,945	185,067	(107,122)
General and administrative expenses	19,214	12,788	6,426	36,774	22,937	13,837
Business management fee	12	9,507	(9,495)	2,605	19,479	(16,874)
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

•
Total property income (excluding lodging) increased $2,583 and $3,421 for the three and six months ended June 30, 2014 compared to the same period in 2013. Our student housing had revenue increases of $5,714 and $11,831, respectively, and non-core segments had revenue increases of $267 and $3,514, respectively. This was due to an increased number of properties through acquisition or consolidation of properties from a joint venture partner. The increases in other segments were offset by a decrease in our retail segment of $3,398 and $11,924, respectively, due to the contribution of thirteen properties into the IAGM Retail Fund I, LLC joint venture in April 2013. The operations for these properties are reflected in the three and six months ended June 30, 2013, respectively, whereas there are no operating results reflected in 2014.

•
Property operating expenses increased $2,799 and $4,156, and real estate taxes increased $1,047 and $3,856, respectively, for the three and six months ended June 30, 2014 compared to 2013, respectively. The increases in operating expenses are due to the acquisition of student housing properties subsequent to June 30, 2013. In addition, the real estate tax expense increase is largely attributed to the sixteen non-same store acquisitions in our lodging portfolio. The majority of the lodging assets acquired are of the upper-upscale or higher classification, which generally incur higher real estate taxes than lower class hotels. These increases in property operating expenses were offset by a decrease in retail property management fees related to the Self-Management Transactions.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging net operating income increased $31,746 and $59,370 for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013 as a result of including a full six months of operations in 2014 related to the fourteen hotels we acquired in 2013. These hotels were all of the upper-upscale designation, which generate higher average daily rates and operating expenses than other lodging segments. Same store net operating income increased $5,822 and $10,454, or 8.0% and 8.5%, for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013 due to an increase in average daily rates from $144 to $150 for the three months ended June 30, 2013 to 2014 and from $141 to $147 for the six months ended June 30, 2013 to 2014.

Provision for Asset Impairment

•
For the three and six months ended June 30, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified four properties (one lodging and three non-core properties) that we determined were impaired and subsequently written down to fair value. Additionally, one asset which was previously classified as held for sale as of December 31, 2013, was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014. As a result, we recorded a provision for asset impairment of $68,106 and $77,945 for the three and six months ended June 30, 2014. For the six months ended June 30, 2013, we impaired certain properties of which two were subsequently disposed and the respective impairment charge of $4,476 is included in discontinued operations. The remaining properties previously impaired by $185,067 remains in continuing operations on the consolidated statements of operations and other comprehensive income.

General Administrative Expenses and Business Management Fee

•
We incurred a business management fee of $12 and $9,507 for the three months ended June 30, 2014 and 2013, respectively. We incurred a business management fee of $2,605 and $19,479 for the six months ended June 30, 2014 and 2013, respectively.

•
As noted above, on March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, we; our then business manager, Inland American Business Manager & Advisor, Inc. (the “Business Manager”); Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); our property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which we agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business

Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for us by the Business Manager. We also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. We assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, ILodge and Property Manager employees who became our employees and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to us. We did not assume, and the Business Manager is obligated to indemnify, us against any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. We did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. We entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which we elected not to renew. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the three months ended June 30, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605.
Concurrently, pursuant to its terms, we entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which we agreed to terminate the management agreements with the Property Managers at the end of 2014, hire certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for us by the Property Managers. We agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that become our employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that we decide to assume in the transaction. We will not assume any liabilities related to the pre-closing operations of the Property Managers, and we will not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Asset Acquisition Agreement contains termination rights and closing conditions for both us and the Property Managers, and we expect to consummate the transactions contemplated thereby on December 31, 2014.
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

•
The business management fee of $19,479 for the six months ended June 30, 2013 was equal to 0.18% of average invested assets. Under the terms or our business manager agreement, which was terminated on March 12, 2014, after our stockholders received a non-cumulative, non-compounded return of 5% per annum on their “invested capital,” we paid our Business Manager an annual business management fee of up to 1% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. Once we satisfied the minimum return on invested capital, the amount of the actual fee paid to the Business Manager was requested by the Business Manager and approved by the board of directors up to the amount permitted by the agreement.

•
The increase in general and administrative expenses of $6,426 and $13,837 for the three and six months ended June 30, 2014, respectively, as compared to the same period in 2013 was a result of an increase in expenses connected to payroll, legal, other professional fees and legal costs related to our transition to self-management and transaction readiness associated with the lodging portfolio.

Non-Operating Income and Expenses:

	Three months ended			Six Months Ended
	June 30, 2014	June 30, 2013	2014 Increase (decrease) from 2013	June 30, 2014	June 30, 2013	2014 Increase (decrease) from 2013
Non-operating income and expenses:
Interest and dividend income	$4,013	$4,962	$(949)	$8,091	$10,193	$(2,102)
Gain on sale of investment properties	11,342	13,215	(1,873)	12,585	13,215	(630)
Other income (loss)	1,871	(3,384)	5,255	2,908	(2,405)	5,313
Interest expense	(54,866)	(54,817)	49	(108,471)	(110,706)	2,235
Equity in earnings of unconsolidated entities	1,944	9,018	(7,074)	2,423	8,044	(5,621)
Gain (loss) on investment in unconsolidated entities, net	28	(701)	729	4,509	(568)	5,077
Realized gain on securities, net	15,113	16,163	(1,050)	15,147	17,644	(2,497)
Net income from discontinued operations	20,311	106,901	(86,590)	145,919	135,606	10,313

Gain on Sale of Investment Properties

In line with our early adoption of the new accounting standard governing discontinued operations, effective January 1, 2014, only those assets previously classified as held for sale as a part of the net lease portfolio sale is included in discontinued operations. All other asset sales are included in continuing operations.

•
During the three and six months ended June 30, 2014, gain on sale of properties was $11,342 and $12,585, respectively. The gain on sale of properties is attributed to the sale of nine and thirteen properties during the three and six months ended June 30, 2014, respectively.

•
During the three and six months ended June 30, 2013, gain on sale of properties was $13,215 and $13,215, respectively. The gain on sale of properties is primarily attributed to the contribution of thirteen properties into the IAGM Retail Fund I, LLC joint venture. We have an equity interest in the IAGM Retail Fund I, LLC joint venture; therefore we have a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale in continuing operations.

Discontinued Operations
During the six months ended June 30, 2014 and 2013, we disposed of 237 and 223 properties, respectively. In line with our early adoption of the new accounting standard governing discontinued operations, only those assets previously classified as held for sale as a part of the net lease portfolio sale or disclosed as sold properties in previous filings are shown as discontinued operations at June 30, 2014. Therefore, of the 237 properties sold in the half quarter of 2014, only those related to the net lease portfolio sale are included as discontinued operations for six months ended June 30, 2014. The activity for these properties is shown as income from discontinued operations of $20,311 and $145,919 for the three and six months ended June 30, 2014, respectively. There were no properties classified as held for sale at June 30, 2013.

•
The decrease in net income from discontinued operations for the three months ended June 30, 2014 compared to the same period in 2013 was due to the new accounting standard. There are only 9 properties reflected in discontinued operations for the three months ended June 30, 2014 compared to 185 properties the three months ended June 30, 2013.

•
The increase in net income from discontinued operations for the six months ended June 30, 2014 compared to the same period in 2013 was due to a gain on sale of properties of $145,376, related to the sale of our net lease assets. The income for the six months ended June 30, 2013 included a gain on sale of properties of $119,722. The income from discontinued operations also included a provision for asset impairment of $0 and $4,476 for the six months ended June 30, 2014 and 2013, respectively.

Segment Reporting

Our long-term portfolio strategy has focused on three asset classes - retail, lodging, and student housing. During the six months ended June 30, 2014, we continued to execute that strategy by disposing of 237 non-core assets.  We have concentrated our efforts on driving portfolio growth in the multi-tenant retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We evaluate segment performance primarily based on net operating income. Net operating income excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
An analysis of results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. The properties sold reflected in discontinued operations or continuing operations are not included in same store activities. A total of 236 and 232 of our investment properties satisfied the criteria of being owned for the three and six months ended June 30, 2014 and 2013, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to isolate the impact of our new acquisitions on net income. The tables contained throughout summarize certain key operating performance measures for the three and six months ended June 30, 2014 and 2013, respectively. The rental rates reflected in retail, student housing, and non-core segments are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Our Note 11, Segment Reporting, includes a reconciliation to GAAP net income.

Retail Segment
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, on a same store basis, our retail segment remained stable with a slight increase of $652, or 1.5%, up to $45,185 from $44,533. During the same three month period, the total segment net operating income decreased by $1,726 from $48,521 for the three months ended June 30, 2013 to $46,795 for the three months ended June 30, 2014. This decrease was a result of properties sold during the six months ended June 30, 2014.
Our retail segment net operating income on a same store basis remained stable for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 with a slight increase of $1,378, or 1.6%, up to $90,126 from $88,748. On a total segment basis, we saw a decrease in total net operating income of $8,329 or 8.1% for the six months ended June 30, 2014 compared to 2013. This was a result of contributing thirteen properties to the IAGM Retail Fund I, LLC joint venture in April 2013. For the six months ended June 30, 2013, a full quarter of operations for these thirteen properties are included in net operating income, whereas for the six months ended June 30, 2014, there are no operating results included.
Same store average economic occupancy remained consistent at 92% and 92% for both the six months ended June 30, 2014 and 2013, respectively.
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

	Total Retail Properties
	As of June 30
	2014	2013
Physical occupancy	91%	91%
Economic occupancy	92%	91%
Rent per square foot	$13.53	$13.37
Investment in properties, before depreciation	$2,656,264	$2,713,138

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2014	126	520,101	$6,640	3.4%	3.2%	$12.77
2015	318	2,183,820	26,889	14.4%	13.0%	12.31
2016	307	1,714,548	24,764	11.3%	12.0%	14.44
2017	356	1,860,751	31,074	12.3%	15.0%	16.70
2018	292	1,860,808	28,024	12.3%	13.5%	15.06
2019	245	2,328,525	30,588	15.4%	14.8%	13.14
2020	66	798,584	10,945	5.3%	5.3%	13.71
2021	56	530,806	7,256	3.5%	3.5%	13.67
2022	44	793,563	9,746	5.2%	4.7%	12.28
2023	49	694,145	9,815	4.6%	4.7%	14.14
Thereafter	122	1,870,428	21,114	12.3%	10.2%	11.29
	1,981	15,156,079	$206,855	100%	100%	$13.65
We believe the percentage of leases expiring over the next five years of 11%, is a manageable percentage of lease rollover. We believe that we have staggered our lease expirations so that we can manage lease rollover.

The following table represents lease spread metrics for leases that commenced in 2014 compared to expiring leases for the prior tenant in the same unit:

	Number of Leases Commenced as of June 30, 2014	GLA SF	New Contractual Rent ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	% Change over (a)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases	142	894,387	$14.37	$13.71	4.82%	4.52	$0.03	$0.01
Comparable New Leases	11	50,049	16.15	16.26	(0.98)%	9.61	27.61	7.75
Non-Comparable Renewal and New Leases	43	179,983	16.66	N/A	N/A	9.13	14.98	4.99
Total	196	1,124,419	$14.47	$13.85	4.46%	5.49	$3.65	$1.15

* A comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage.
(a) Non-comparable leases are not included in totals.

During the first six months of 2014, 53 new leases and 143 renewals commenced with gross leasable area totaling 1,124,419 square feet, of which 153 were comparable. The 43 non-comparable leases commenced with rents starting at $16.66 in year 1 and had a weighted average term of 9.13 years. Tenant improvement allowances and lease commissions were $14.98 and $4.99 per square foot, respectively.
Our comparable renewal leases saw rent growth of 4.82%, increasing from $13.71 to $14.37 per square foot. The weighted average term was 4.52 years. Tenant improvement allowance and commissions were $0.03 and $0.01 per square foot, respectively.
For our comparable new leases, base rent decreased only slightly by 0.98% from prior base rent, going from $16.26 to $16.15 per square foot. The weighted average term for comparable new leases was 9.61 years, with tenant improvement allowances and commissions at $27.61 and $7.75 per square foot, respectively. The spread decrease for comparable new leases was driven by an anchor tenant who took possession in 2014. The prior tenant terminated early and paid a termination fee, which is reflected in other property income.
Tenant improvement allowances were primarily given for our new leases, one of which represents 16% of the total tenant improvement allowance. Lease commissions were consistent across the new lease activity.
As of December 31, 2013, we had 164 leases set to expire in the first six month of 2014, of which GLA totaled 1.04 million square feet. During the six months ended June 30, 2014, we achieved a retention rate of 76%.

Comparison of the three months ended June 30, 2014 and 2013
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to April 1, 2013. The properties in the same store portfolio were owned for the entire three months ended June 30, 2014 and 2013. Activity in the non-same store column for the three months ended June 30, 2013 reflects properties contributed to the IAGM joint venture and properties sold during the second quarter 2014.

Retail	For the three months ended June 30, 2014			For the three months ended June 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$49,324	$1,538	$50,862	$49,157	$4,010	$53,167	$167	0.3%	$(2,305)	(4.3)%
Straight line adjustment	857	155	1,012	1,287	482	1,769	(430)	(33.4)%	(757)	(42.8)%
Tenant recovery income	14,435	570	15,005	15,217	1,117	16,334	(782)	(5.1)%	(1,329)	(8.1)%
Other property income	1,626	79	1,705	692	20	712	934	135.0%	993	139.5%
Total income	66,242	2,342	68,584	66,353	5,629	71,982	(111)	(0.2)%	(3,398)	(4.7)%
Expenses:
Property operating expenses	11,900	486	12,386	12,084	934	13,018	184	1.5%	632	4.9%
Real estate taxes	9,157	246	9,403	9,736	707	10,443	579	5.9%	1,040	10.0%
Total operating expenses	21,057	732	21,789	21,820	1,641	23,461	763	3.5%	1,672	7.1%
Net operating income	$45,185	$1,610	$46,795	$44,533	$3,988	$48,521	$652	1.5%	$(1,726)	(3.6)%

Average occupancy for the period	91%	N/A	92%	92%	N/A	92%
Number of Properties owned as of June 30, 2014	110	5	115	110	—	110

Comparison of the six months ended June 30, 2014 and 2013
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire six months ended June 30, 2014 and 2013. Activity in the non-same store column for the six months ended June 30, 2013 reflects properties contributed to the IAGM joint venture and properties sold during the first six months of 2014.

Retail	For the six months ended June 30, 2014			For the six months ended June 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$97,236	$5,172	$102,408	$96,849	$14,948	$111,797	$387	0.4%	$(9,389)	(8.4)%
Straight line adjustment	1,868	384	2,252	2,340	1,002	3,342	(472)	(20.2)%	(1,090)	(32.6)%
Tenant recovery income	29,535	1,835	31,370	28,970	4,722	33,692	565	2.0%	(2,322)	(6.9)%
Other property income	2,695	108	2,803	1,892	34	1,926	803	42.4%	877	45.5%
Total income	131,334	7,499	138,833	130,051	20,706	150,757	1,283	1.0%	(11,924)	(7.9)%
Expenses:
Property operating expenses	23,085	2,204	25,289	23,201	3,519	26,720	116	0.5%	1,431	5.4%
Real estate taxes	18,123	830	18,953	18,102	3,015	21,117	(21)	(0.1)%	2,164	10.2%
Total operating expenses	41,208	3,034	44,242	41,303	6,534	47,837	95	0.2%	3,595	7.5%
Net operating income	$90,126	$4,465	$94,591	$88,748	$14,172	$102,920	$1,378	1.6%	$(8,329)	(8.1)%

Average occupancy for the period	92%	N/A	92%	92%	N/A	92%
Number of Properties owned as of June 30, 2014	109	6	115	109	1	110
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
For the three months ended June 30, 2013 to 2014, our lodging segment same store net operating income increased $5,822, or 8.0%, from $72,722 to $78,544, respectively. This was a result of increased RevPar from $111 to $118 for the three months ended June 30, 2013 to 2014. On a total segment basis, lodging net operating income increased $31,746, or 42.5% when comparing the three months ended June 30, 2014 to the same period in 2013, which is the result of a full period of operations for the eleven hotel acquisitions that occurred in the second half of 2013.
For the six months ended June 30, 2013 to 2014, our lodging segment same store net operating income increased $10,454, or 8.5% from $123,574 to $134,028, respectively. This was a result of increased RevPar from $103 to $110 for the six months ended June 30, 2013 to 2014. The increase in RevPar was driven by higher room rates that came with the acquisition of four luxury, nine upper-upscale and two upscale lodging assets purchased since January 1, 2013. ADR also increased from $141 to $147 for the three months ended June 30, 2014 and 2013, respectively, as occupancy increased 2% from the six months ended June 30, 2013 to 2014. On a total segment basis, lodging net operating income increased $59,370, or 46.5%, when comparing the six months ended June 30, 2014 to the same period in 2013. The increase in net operating income was a result of a full six months of operations related to our fourteen hotel acquisitions in 2013, which were all in the luxury, upper-upscale, or upscale designation. These hotels contributed to the total segment increase in RevPar from $104 to $121 and ADR from $142 to $157 for the six months ended June 30, 2013 to the same period in 2014.

We are optimistic our lodging portfolio will continue its strong performance in 2014 with increases in RevPAR and ADR. Our lodging portfolio was presented with certain challenges in select markets related to slowing government business although this was partially offset by strong business and leisure travel. We saw strong performance in the hotel industry during the first half of the year and expect to see that momentum continue in 2014. We expect that supply growth will remain below historical levels for the next several years which we believe will support the fundamentals for the lodging segment.

	Total Lodging Properties
	For the six months ended June 30
	2014	2013
Revenue per available room	$121	$104
Average daily rate	$157	$142
Occupancy	77%	73%
Investment in properties, before depreciation	$4,346,267	$3,455,707

Comparison of three months ended June 30, 2014 and 2013
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to April 1, 2013. The properties in the same store portfolio were owned for the entire three months ended June 30, 2014 and 2013.

Lodging	For the three months ended June 30, 2014			For the three months ended June 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$229,975	$84,319	$314,294	$215,747	$4,344	$220,091	$14,228	6.6%	$94,203	42.8%
Expenses:
Lodging operating expenses	142,437	53,682	196,119	134,469	2,242	136,711	(7,968)	(5.9)%	(59,408)	(43.5)%
Real estate taxes	8,994	2,823	11,817	8,556	212	8,768	(438)	(5.1)%	(3,049)	(34.8)%
Total operating expenses	151,431	56,505	207,936	143,025	2,454	145,479	(8,406)	(5.9)%	(62,457)	(42.9)%
Net operating income	$78,544	$27,814	$106,358	$72,722	$1,890	$74,612	$5,822	8.0%	$31,746	42.5%

Average occupancy for the period	79%	N/A	80%	77%	N/A	77%
Number of properties owned as of June 30, 2014	86	14	100	86	1	87
Room Rev Par	$118	N/A	$128	$111	N/A	$112
Average Daily Rate	$150	N/A	$160	$144	N/A	$144

Comparison of six months ended June 30, 2014 and 2013
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire six months ended June 30, 2014 and 2013.

Lodging	For the six months ended June 30, 2014			For the six months ended June 30, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$418,981	$169,658	$588,639	$389,025	$15,665	$404,690	$29,956	7.7%	$183,949	45.5%
Expenses:
Lodging operating expenses	266,795	111,143	377,938	249,119	11,031	260,150	(17,676)	(7.1)%	(117,788)	(45.3)%
Real estate taxes	18,158	5,465	23,623	16,332	500	16,832	(1,826)	(11.2)%	(6,791)	(40.3)%
Total operating expenses	284,953	116,608	401,561	265,451	11,531	276,982	(19,502)	(7.3)%	(124,579)	(45.0)%
Net operating income	$134,028	$53,050	$187,078	$123,574	$4,134	$127,708	$10,454	8.5%	$59,370	46.5%

Average occupancy for the period	75%	N/A	77%	73%	N/A	73%
Number of properties owned as of June 30, 2014	84	16	100	84	3	87
Room Rev Par	$110	N/A	$121	$103	N/A	$104
Average Daily Rate	$147	N/A	$157	$141	N/A	$142

Student Housing Segment
Our student housing segment was formerly a part of the historical multi-family segment. It is now being presented as its own segment consistent with our long-term portfolio strategy. We continue to focus on growing our student housing portfolio through property acquisitions and development. In 2014, we will continue development of the four student housing properties currently in our pipeline and anticipate placing these properties in service in the second half of 2015. Our rental rates in student housing rose in 2014 compared to 2013 due to favorable market conditions as well as the addition of new properties.
For the three months ended June 30, 2013 to 2014, on same store basis, net operating income decreased by $1,420 or 19.7%. This was a result of a one-time major project at one of our properties, of which $2,100 was incurred during the three months ended June 30, 2014. We expect this project to be completed in 2014. Conversely, we received a one-time real estate tax refund of $733 for the three months ended June 30, 2014. On a total segment basis, our student housing segment has increased net operating income by $3,246, or 42.8% for the three months ended June 30, 2014 compared to the same period in 2013. This increase in net operating income is due to a rise in occupancy percentage to 91% for the three months ended June 30, 2014 from 80% for the three months ended June 30, 2013 as well as a full quarter of operations of the properties acquired and placed in service in the second half of 2013.
For the six months ended June 30, 2014, on a total segment basis, our student housing segment saw an increase in net operating income of $7,535 or 49.8%, compared to the same period in 2013. The increase was primarily driven by a full six months of operations for the three properties acquired and and one property placed in service in 2013. In addition, we were able to increase rental rates from $690 to $728 six months ended June 30, 2013 to June 30, 2014 on a segment basis.

Occupancy increased from 80% to 91% as of June 30, 2013 to 2014, respectively. The June 30, 2013 ending economic occupancy of 80% was due to a student housing project consisting of 1,189 beds that was placed in service during the summer before the school year started. Occupancy increased by the third quarter 2013 once the school year began.

	Total Student Housing Properties
	As of June 30
	2014	2013
Economic occupancy	91%	80%
End of month scheduled rent per student housing bed per month	$728	$690
Investment in properties, before depreciation	$701,719	$569,839

Comparison of three months ended June 30, 2014 and 2013
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to April 1, 2013. The properties in the same store portfolio were owned for the three months ended June 30, 2014 and 2013.

Student Housing	For the three months ended June 30, 2014			For the three months ended June 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$11,584	$5,485	$17,069	$11,595	$127	$11,722	$(11)	(0.1)%	$5,347	45.6%
Straight line adjustment	17	44	61	37	34	71	(20)	(54.1)%	(10)	(14.1)%
Tenant recovery income	116	21	137	139	—	139	(23)	(16.5)%	(2)	(1.4)%
Other property income	810	249	1,059	677	3	680	133	19.6%	379	55.7%
Total revenues	12,527	5,799	18,326	12,448	164	12,612	79	0.6%	5,714	45.3%
Expenses:
Property operating expenses	6,582	744	7,326	4,274	(378)	3,896	(2,308)	(54.0)%	(3,430)	(88.0)%
Real estate taxes	174	(5)	169	983	148	1,131	809	82.3%	962	85.1%
Total operating expenses	6,756	739	7,495	5,257	(230)	5,027	(1,499)	(28.5)%	(2,468)	(49.1)%
Net operating income	$5,771	$5,060	$10,831	$7,191	$394	$7,585	$(1,420)	(19.7)%	$3,246	42.8%

Average occupancy for the period	92%	N/A	91%	94%	N/A	80%
Number of Properties owned as of June 30, 2014	11	3	14	11	1	12

Comparison of six months ended June 30, 2014 and 2013
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the six months ended June 30, 2014 and 2013.

Student Housing	For the six months ended June 30, 2014			For the six months ended June 30, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$22,597	$11,712	$34,309	$22,717	$621	$23,338	$(120)	(0.5)%	$10,971	47.0%
Straight line adjustment	6	169	175	70	37	107	(64)	(91.4)%	68	63.6%
Tenant recovery income	216	50	266	229	4	233	(13)	(5.7)%	33	14.2%
Other property income	1,439	561	2,000	1,196	45	1,241	243	20.3%	759	61.2%
Total revenues	24,258	12,492	36,750	24,212	707	24,919	46	0.2%	11,831	47.5%
Expenses:
Property operating expenses	10,866	1,913	12,779	8,437	(715)	7,722	(2,429)	(28.8)%	(5,057)	(65.5)%
Real estate taxes	994	300	1,294	1,814	241	2,055	820	45.2%	761	37.0%
Total operating expenses	11,860	2,213	14,073	10,251	(474)	9,777	(1,609)	(15.7)%	(4,296)	(43.9)%
Net operating income	$12,398	$10,279	$22,677	$13,961	$1,181	$15,142	$(1,563)	(11.2)%	$7,535	49.8%

Average occupancy for the period	92%	N/A	92%	94%	N/A	80%
Number of Properties owned as of June 30, 2014	10	4	14	10	2	12

Non-core Segments
We are executing our long-term portfolio strategy by focusing on three specific real estate asset classes - multi-tenant retail, lodging and student housing. The remaining assets outside of these asset classes are grouped together in the non-core segment. Our non-core segment consists of 23 industrial properties, ten office properties, and six single tenant retail properties. The segment consists of a diverse portfolio of assets, each with different performance goals. We continue to focus on long term value for the individual assets in the non-core segment.
For the three months ended June 30, 2014 compared to 2013, on a same store basis, our non-core segment saw a slight decrease in both occupancy and net operating income of 1% and $586, respectively. On a total segment basis, our non-core segment saw a slight increase in net operating income of $266, or 1.2% for the three months ended June 30, 2014 compared to the same period in 2013. This increase is a result of the consolidation of ten properties from one of our previously unconsolidated joint ventures.
For the six months ended June 30, 2014 compared to 2013, on a same store basis, net operating income decreased slightly by $1,093 or 2.6%. For the six months ended June 30, 2014 compared to 2013, our non-core properties' economic occupancy rates decreased from 93% to 90%. Both the decrease in occupancy and net operating income were primarily driven by a single tenant office property which became vacant in August 2013. For the six months ended June 30, 2014 and 2013, our total segment net operating income increased $2,994 from $44,888 to $47,882, as a result of the consolidation of ten properties from one of our previously unconsolidated joint ventures.

	Total Non-core Properties
	As of June 30
	2014	2013
Physical occupancy	90%	93%
Economic occupancy	90%	93%
Base rent per square foot	$14.43	$15.11
Investment in properties, before depreciation	$981,026	$3,397,731

The following table represents lease expirations for the non-core segments:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2014	4	322,736	$3,845	4.5%	3.8%	$11.91
2015	8	214,370	2,807	3.0%	2.7%	13.09
2016	12	2,475,760	36,112	34.7%	35.3%	14.59
2017	8	1,753,332	21,390	24.6%	20.9%	12.20
2018	4	231,315	6,054	3.2%	5.9%	26.17
2019	4	676,863	8,144	9.5%	8.0%	12.03
2020	2	329,909	10,096	4.6%	9.9%	30.60
2021	2	226,979	3,257	3.2%	3.2%	14.35
2022	1	41,690	1,145	0.6%	1.1%	27.46
2023	—	—	—	—%	—%	—
Thereafter	10	854,359	9,533	12.0%	9.3%	11.16
	55	7,127,313	$102,383	100%	100%	$14.36

We believe the percentage of leases expiring over the next five years, ranging from 3% to 6%, except for 2016 and 2017, is a manageable percentage of lease rollover. In 2016 and 2017, the leases on two properties expire; one property with approximately 1.7 million square feet, occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second is approximately 1.5 million square feet, occupied by AT&T in St Louis, Missouri.

Comparison of three months ended June 30, 2014 and 2013
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to April 1, 2013. The properties in the same store segment were owned for the three months ended June 30, 2014 and 2013.

Non-core	For the three months ended June 30, 2014			For the three months ended June 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$23,413	$2,676	$26,089	$24,217	$1,589	$25,806	$(804)	(3.3)%	$283	1.1%
Straight line adjustment	(328)	(418)	(746)	(391)	129	(262)	63	(16)%	(484)	185%
Tenant recovery income	1,334	510	1,844	1,124	174	1,298	210	18.7%	546	42.1%
Other property income	34	12	46	67	57	124	(33)	(49.3)%	(78)	(62.9)%
Total income	24,453	2,780	27,233	25,017	1,949	26,966	(564)	(2.3)%	267	1.0%
Expenses:
Property operating expenses	2,454	389	2,843	2,574	268	2,842	120	4.7%	(1)	—%
Real estate taxes	1,449	106	1,555	1,307	248	1,555	(142)	(10.9)%	—	—%
Total operating expenses	3,903	495	4,398	3,881	516	4,397	(22)	(0.6)%	(1)	—%
Net operating income	$20,550	$2,285	$22,835	$21,136	$1,433	$22,569	$(586)	(2.8)%	$266	1.2%

Average occupancy for the period	92%	N/A	90%	93%	N/A	93%
Number of Properties owned as of June 30, 2014	29	10	39	29	—	29

Comparison of six months ended June 30, 2014 and 2013
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to January 1, 2013. The properties in the same store segment were owned for the six months ended June 30, 2014 and 2013.

Non-core	For the six months ended June 30, 2014			For the six months ended June 30, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$46,971	$6,602	$53,573	$48,000	$3,181	$51,181	$(1,029)	(2.1)%	$2,392	4.7%
Straight line adjustment	(775)	448	(327)	(756)	70	(686)	(19)	3%	359	(52)%
Tenant recovery income	2,702	1,003	3,705	2,475	390	2,865	227	9.2%	840	29.3%
Other property income	96	47	143	123	97	220	(27)	(22.0)%	(77)	(35.0)%
Total income	48,994	8,100	57,094	49,842	3,738	53,580	(848)	(1.7)%	3,514	6.6%
Expenses:
Property operating expenses	5,213	963	6,176	5,020	626	5,646	(193)	(3.8)%	(530)	(9.4)%
Real estate taxes	2,602	434	3,036	2,550	496	3,046	(52)	(2.0)%	10	0.3%
Total operating expenses	7,815	1,397	9,212	7,570	1,122	8,692	(245)	(3.2)%	(520)	(6.0)%
Net operating income	$41,179	$6,703	$47,882	$42,272	$2,616	$44,888	$(1,093)	(2.6)%	$2,994	6.7%

Average occupancy for the period	92%	N/A	90%	93%	N/A	93%
Number of Properties owned as of June 30, 2014	29	10	39	29	—	29

Developments
We have development projects that are in various stages of pre-development and development which we fund with borrowings secured by the properties and our equity. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the retail, lodging and student housing segments.
The properties under development and all amounts set forth below are as of June 30, 2014. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Square Feet, Beds, Rooms	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American (c)	Note Payable as of June 30, 2014	Estimated Placed in Service Date (d) (e)
Woodbridge	Wylie, TX	Retail	519,745 Sq. Ft.	$47,169	$69,019	—	$17,755	(f)
UH at Charlotte	Charlotte, NC	Student Housing	671 Beds	20,076	49,533	557	1	Q3 2015
UH Tempe Phase II Development	Tempe, AZ	Student Housing	272 Beds	4,276	25,237	1,553	—	Q3 2015
UH Georgia Tech	Atlanta, GA	Student Housing	706 Beds	24,988	75,470	1,412	—	Q3 2015
Cityville Venue at the Ballpark	Birmingham, AL	Student Housing	327 Beds	5,013	34,940	5,013	—	Q1 2016
Grand Bohemian Charleston	Charleston, SC	Lodging	50 Rooms	6,527	19,950	3,003	—	Q1 2015
Grand Bohemian Mountain Brook	Mountain Brook, AL	Lodging	100 Rooms	8,639	26,250	4,408	—	Q2 2015

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

(f)
Woodbridge is a retail shopping center and development is planned to be completed in phases. As the construction and lease-up of individual phases are completed, the respective phase will be placed in service resulting in a range of estimated placed in service dates through 2016. Of the costs incurred to date, $3.1 million relates to phases that have been placed in service as of June 30, 2014.

As part of our restructure and foreclosure of a note receivable, we began overseeing, as the secured lender, certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2013-2030. We are currently engaged in efforts both to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value of the Railyards property is $145.0 million as of June 30, 2014.

Liquidity and Capital Resources
As of June 30, 2014, we had $364.2 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves is a priority of the Company. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.

Short Term Liquidity and Capital Resources
On a short term basis, our principal demands for funds are to pay our corporate and property operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short term liquidity requirements from cash flow from operations, gains on sales of properties, and distributions from our joint venture investments.

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
Our principal demands for funds are:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties;

•	to fund joint ventures and development investments; and
Generally, our cash needs are funded from:

•	income earned on our investment properties;

•	interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	proceeds from our line of credit.

Acquisitions and Dispositions of Real Estate Investments
We acquired three and six properties during the six months ended June 30, 2014 and 2013, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $194.9 million and $205.3 million for these acquisitions. For the six months ended June 30, 2014, we sold 237 properties, consisting of 223 net lease assets (which include 182 bank branches, 24 industrial, 5 offices, and 12 single and multi-tenant retail assets) as well as four non-core, nine retail, and one lodging asset, generating net sales proceeds of $670.3 million. Comparatively for the six months ended June 30, 2013 we sold 223 properties, including 216 bank branches, five non-core properties (a conventional apartment building and four office buildings), and two lodging properties, generating net sales proceeds of $780.5 million.

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2014 to June 30, 2014 totaling $221.4 million or $0.50 per share on an annualized basis, including amounts reinvested through the distribution reinvestment plan. For the six months ended June 30, 2014, we paid cash distributions of $223.5 million. These cash distributions were paid with $198.9 million from our cash flow from operations, $27.7 million provided by distributions from unconsolidated entities, as well as $158.0 million from gains on sales of properties.
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
If the Spin-Off of Xenia is consummated, we and Xenia will review and announce revised dividend and distribution policies. At present, it is premature to definitively determine post-Spin-Off distribution rates for either company. However, we expect that our distribution payments will decrease after the Spin-Off because Xenia will own a substantial portion of our current lodging portfolio and these assets produce a substantial portion of our cash flow from operations. In addition, we currently expect that, after giving effect to the proposed Spin-Off, the aggregate dividends paid by us and Xenia, on a combined basis, will be less than the current level of dividends we pay.
The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Six Months Ended	Twelve months ended December 31,
	June 30, 2014	2013	2012	2011	2010	2009
Cash flow provided by operations	$198,929	$422,813	$456,221	397,949	356,660	369,031
Distributions from unconsolidated entities	27,679	20,121	31,710	33,954	31,737	32,081
Gain on sales of properties (1)	157,961	456,563	40,691	6,141	55,412	—
Distributions declared	$(221,435)	(450,106)	$(440,031)	(429,599)	(417,885)	(405,337)
Excess (deficiency)	$163,134	$449,391	$88,591	8,445	25,924	(4,225)

	Three months ended	Three months ended	Six Months Ended
	March 31, 2014	June 30, 2014	June 30, 2014
Cash flow provided by operations	$61,682	$137,247	$198,929
Distributions from unconsolidated entities	15,629	12,050	27,679
Gain on sales of properties (1)	126,943	31,018	157,961
Distributions declared	(114,155)	(107,280)	(221,435)
Excess	$90,099	$73,035	$163,134

	Three months ended	Three months ended	Six Months Ended
	March 31, 2013	June 30, 2013	June 30, 2013
Cash flow provided by operations	$94,063	$117,043	$211,106
Distributions from unconsolidated entities	2,529	6,620	9,149
Gain on sales of properties (1)	23,909	109,028	132,937
Distributions declared	(111,569)	(112,212)	(223,781)
Excess	$8,932	$120,479	$129,411
(1) Excludes gains reflected on impaired values and excludes loss on transfer of assets.
Our cash flow from operations in the first quarter is typically the lowest of the year due to the seasonality of our lodging portfolio and a large portion of real estate taxes paid in the first quarter. Consistent with historical trends, we expect our cash flow from operations to increase during the remainder of the year.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Six Months Ended June 30,		Twelve months ended December 31,
	2014	2013	2013	2012	2011	2010	2009
Distributions declared	$221,435	223,781	$450,104	$440,031	429,599	417,885	405,337
Distributions paid	223,512	223,345	449,253	439,188	428,650	416,935	411,797
Distributions reinvested	83,259	91,366	181,630	191,785	199,591	207,296	231,306

Stock Offering
During the six months ended June 30, 2014, we sold a total of 12.0 million shares and generated $83.3 million in gross offering proceeds under the DRP, as compared to 13.2 million shares and $91.4 million during the six months ended June 30, 2013. Our average distribution reinvestment plan participation was 37% for the six months ended June 30, 2014, compared to 41% for the six months ended June 30, 2013. On August 12, 2014, in connection with the possibility of a potential Spin-Off of Xenia, we announced that our board of directors voted to suspend the distribution reinvestment program until further notice.
Share Repurchase Program
Our board of directors adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012. Our board subsequently adopted a Second Amended and Restated Share repurchase Program, which was effective from February 1, 2012 through February 28, 2013 (the “SRP”). The Board of Directors voted to suspend the SRP on January 29, 2014. While the board previously expected to be in a position to reinstate the SRP later this year, in light of recent developments related to the potential Spin-Off of Xenia, the SRP will remain suspended.
In January 2014, we repurchased 1,077,829 shares requested in fourth quarter 2013. There are no additional requests outstanding. The price per share for all shares repurchased was $6.94 and all repurchases were funded from proceeds from our distribution reinvestment plan.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the quarter ended March 31, 2014	—	1,077,829	$6.94	$7,480
For the quarter ended June 30, 2014	—	—	—	—
(a) Shares are repurchased in the month subsequent to the quarter in which the requests were received.
On May 1, 2014, we accepted for purchase 60,665,233 shares of our common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate cost of approximately $394.3 million, excluding fees and expenses relating to the tender offer ("Offer") and paid by us. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of our issued and outstanding shares of common stock as of April 30, 2014. Subsequent to the final purchase of approved Offer shares, the final number of shares repurchased, allowing for corrections, was 60,761,166 for a final aggregate cost of $394.9 million as of June 30, 2014.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2014 (dollar amounts are stated in thousands).

	2014	2015	2016	2017	2018	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$25,017	$112,269	$686,256	$1,055,844	$466,201	$590,774	$2,936,361
Variable rate debt (mortgage loans)	179,052	273,010	45,752	37,500	173,143	369,596	1,078,053
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	6.08%	5.68%	5.69%	5.75%	6.06%	5.37%	5.71%
Variable rate debt (mortgage loans)	2.85%	2.68%	3.35%	3.19%	2.35%	2.52%	2.65%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $14.6 million, net of accumulated amortization, is outstanding as of June 30, 2014. Of the total outstanding debt for all years, approximately $271.9 million is recourse to the Company.

As of June 30, 2014, we had approximately $204.1 million and $385.3 million in mortgage debt maturing in 2014 and 2015, respectively. We are currently negotiating refinancing the remaining 2014 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

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

As of June 30, 2014, we believe we were in compliance with all of the covenants and default provisions under the credit agreement. As of June 30, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.76% and 1.66%, respectively. Upon closing the credit agreement, we borrowed the full amount of the term loan which remains outstanding as of June 30, 2014. As of June 30, 2014, we had $174.8 million available under the revolving line of credit.
Mortgage loans outstanding as of June 30, 2014 and December 31, 2013 were $4.0 billion and $4.7 billion, respectively, and had weighted average interest rates of 4.89% and 5.09% per annum, respectively. For the six months ended June 30, 2014 and 2013, we had a net pay down of $38.9 million and received net proceeds of $117.0 million, respectively, against our portfolio of marketable securities. For the six months ended June 30, 2014 and 2013, we borrowed approximately $283.7 million and $338.6 million, respectively, secured by mortgages on our properties and assumed $0.0 million and $36.0 million of debt at acquisition on the 2014 and 2013 property acquisitions, respectively.
Summary of Cash Flows

	(in thousands)
	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$198,929	$211,105
Cash provided by investing activities	419,474	554,799
Cash used in financing activities	(573,452)	(690,740)
Increase in cash and cash equivalents	$44,951	$75,164
Cash and cash equivalents, at beginning of period	319,237	220,779
Cash and cash equivalents, at end of period	$364,188	$295,943
Cash provided by operating activities was $198.9 million and $211.1 million for the six months ended June 30, 2014 and 2013, respectively, and was generated primarily from operating income from property operations and interest and dividends. While the acquisition of lodging and student housing properties increased our operating performance, there was a reduction in the cash provided by operating activities compared to prior year due to increased accounts receivable in the lodging portfolio from additional group billings during the first quarter of 2014. In addition, additional general and administrative payments were made in the first quarter of 2014, such as both the fourth quarter 2013 and final January 2014 business manager fee and other general and administrative expenses. These payments, typically paid a quarter in arrears, were paid upon the completion of the self-management transaction on March 12, 2014.
Cash provided by investing activities was $419.5 million and $554.8 million for the six months ended June 30, 2014 and 2013, respectively. The cash provided by investing activities for the six months ended June 30, 2014 was primarily due to the proceeds from the sale of properties associated with net lease asset sale offset by the acquisition of one lodging property and two retail properties. The cash provided by investing activities from the six months ended June 30, 2013 was primarily due to the proceeds from the sale of 208 bank branches, two hotels, a multi-family apartment property, and four office properties, including our IDS property that is approximately 1.4 million square feet. These dispositions were offset by the acquisition of three hotels, two retail properties, and one student housing property.

Cash used in financing activities was $573.5 million and $690.7 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, we repurchased shares of $403.8 million compared to $19.1 million for the six months ended 2013. Conversely, for the six months ended June 30, 2014 and 2013, we paid off debt of $204.5 million and $728.7 million, respectively.

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

Joint Venture	Ownership %	Investment at June 30, 2014
Cobalt Industrial REIT II	36%	$73,514
Brixmor/IA JV, LLC	(a)	62,736
IAGM Retail Fund I, LLC	55%	113,158
Other Unconsolidated Entities	Various	10,515
		$259,923

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.
Seasonality
The lodging segment is seasonal in nature, with revenues and operating income the lowest in the first quarter of each year. This seasonality can be expected to cause fluctuations in our net property operations for the lodging segment. Our student housing properties have a one-year lease up period, which typically occurs in the fall of the preceding year.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	June 30, 2014	December 31, 2013
Balance Sheet Data:
Total assets	$8,545,639	$9,662,464
Total debt	$4,345,728	$4,153,099

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating Data:
Total income	$428,437	$331,651	$821,316	$633,946
Total interest and dividend income	$4,013	$4,962	$8,091	$10,193
Net income (loss) attributable to Company	$9,489	$(32,756)	$139,971	$(28,270)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)	$0.15	$(0.03)
Common Stock Distributions:
Distributions declared to common stockholders	$107,280	$112,212	$221,435	$223,781
Distributions paid to common stockholders	$109,582	$111,993	$223,512	$223,345
Distributions per weighted average common share	$0.12	$0.12	$0.25	$0.25
Funds from Operations:
Funds from operations (a)	$142,719	$139,504	$254,772	$246,717
Cash Flow Data:
Cash flows provided by operating activities	$137,247	$117,042	$198,929	$211,105
Cash flows provided by investing activities	$199,536	$573,416	$419,474	$554,799
Cash flow used in financing activities	$(525,159)	$(598,059)	$(573,452)	$(690,740)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	876,951,378	897,233,931	894,674,445	894,679,702

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		For the six months ended
		June 30,
Funds from Operations:		2014	2013
	Net income (loss) attributable to Company	$139,971	$(28,270)
Add:	Depreciation and amortization related to investment properties	173,428	205,028
	Depreciation and amortization related to investment in unconsolidated entities	25,898	16,185
	Provision for asset impairment	77,945	189,543
	Impairment of investment in unconsolidated entities	—	1,003

Less:	Gains from property sales and transfer of assets	157,961	132,921
	Gains from property sales reflected in equity in earnings of unconsolidated entities	—	3,416
	Gain from sale of investment in unconsolidated entities	4,509	435
	Funds from operations	$254,772	246,717
Below is additional information related to certain items that significantly impact the comparability of our FFO and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	For the six months ended
	June 30,
	2014	2013
Loss on extinguishment of debt	$10,079	$2,396
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	—	(5,709)
Straight-line rental income	(2,585)	(4,630)
Amortization of above/below market leases	29	(1,764)
Amortization of mark to market debt discounts	3,027	3,111
Acquisition costs	1,310	736

Subsequent Events
On August 11, 2014, Xenia Hotels and Resorts, Inc. our wholly-owned subsidiary, formerly known as Inland American Lodging Group, Inc., filed a preliminary registration statement on Form 10 with the SEC related to its potential Spin-Off into a new, publicly-traded lodging REIT. If the proposed Spin-Off is consummated, Xenia would become a self-managed REIT and apply to list its shares of common stock on the New York Stock Exchange, under the symbol "XHR". Xenia's filing of the preliminary Form 10 is a first-step in an ongoing process and the Spin-Off may not occur. The Spin-Off is subject to the satisfaction of several conditions, including that the SEC shall have declared effective Xenia's Form 10, Xenia’s common stock shall have been authorized for listing by the New York Stock Exchange and our board of directors determining, at the time of the effectiveness of the Spin-Off, that the Spin-Off remains in the Company's best interest.
In connection with Xenia, filing a preliminary registration statement on Form 10 and its potential separation from the Company, on August 8, 2014 we entered into an Indemnity Agreement with Xenia. Pursuant to the Indemnity Agreement, we agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the ongoing non-public, formal, fact-finding investigation by the SEC as described in our public filings with the SEC; the three related demands (including the Derivative Lawsuit described below) received by us from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in our public filings with the SEC; the derivative lawsuit filed on March 21, 2013 on behalf of us by counsel for stockholders who made the first Derivative Demand; and the investigation by the Special Litigation Committee of our board of directors, in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
While, to the best of its knowledge, we do not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation, we have determined that it is in the Company's best interests to enter into the Indemnity Agreement.
In connection with the possibility of a potential Spin-Off of Xenia, on August 12, 2014, we announced that the our board of directors, including all of our independent directors, voted to suspend our distribution reinvestment plan until further notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of June 30, 2014 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $10.8 million. If market rates of interest on all of the floating rate debt as of June 30, 2014 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $10.8 million.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension taking into account current interest rates.
We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not present credit risk. In the alternative, we seek to minimize the credit risk in derivative instruments by entering into transactions with institutions we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
As of June 30, 2014 and December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $106,533 and $60,044, respectively. The fair values of our interest rate swap contracts outstanding as of June 30, 2014 and December 31, 2013 were $(1,554) and ($458), respectively.
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.

Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk is based on volatility of equity prices and the values of corresponding equity indices.
We incurred no impairments on our investments in marketable securities for the six months ended June 30, 2014 and 2013. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2014.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of June 30, 2014 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$151,855	$227,670	$204,903	$250,437

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Upon receiving the first of the Derivative Demands, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors see fit to investigate, including matters related to the SEC Investigation. Pursuant to this authority, the independent directors have formed a special litigation committee that is comprised solely of independent directors to review and evaluate the matters referred by the full board of directors to the independent directors, and to recommend to the full board of directors any further action as is appropriate. The special litigation committee is investigating these claims with the assistance of independent legal counsel and will make a recommendation to the board of directors after the committee has completed its investigation.
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
Our long-term business strategic plan is to refine our diversified portfolio of assets and to focus on the retail, lodging, and student housing sectors. One of our objectives in connection with this plan is to explore various strategic alternatives, position the Company for possible multiple liquidity events by segment and provide liquidity options for our stockholders, such as sales, mergers, spin-offs, initial public offerings, listing or other capital markets or merger and acquisition transactions. For example, on August 11, 2014 we announced that Xenia, our wholly owned subsidiary, filed a preliminary registration statement on Form 10 with the SEC related to its potential Spin-Off into a new, publicly-traded, lodging REIT. The execution and consummation as well as the timing of the potential Spin-Off of Xenia and any other such strategic transactions are subject to a number of known and unknown risks that are difficult to predict and many of which are out of our control. Among the factors that could impact our ability to successfully identify, execute and complete such transactions and provide liquidity options for our stockholders are:

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
Accordingly, we cannot assure you that the Spin-Off of Xenia or any other strategic transaction will occur. Additionally, we may not be successful in identifying strategic opportunities or be able to successfully execute and complete transactions on commercially reasonable terms or at all. Similarly, we cannot assure you that we will actually realize any anticipated benefits from such transactions, including that the consummation of any such strategic alternatives will result in our ability to provide liquidity options to our stockholders. Additionally, even if the we are successful in executing and completing a transaction with respect to one or more of our asset segments, we may determine that it is in our best interest and our stockholders to reinvest any net proceeds resulting from such strategic transaction(s) in one or more of our core strategic segments. Furthermore, the pursuit of such strategic alternatives could demand significant time and attention from management and divert management’s attention from focusing on our core strategic holdings and business plan, which could harm our business.
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

For example, if the Spin-Off of Xenia is consummated, we and Xenia will review and announce revised dividend and distribution policies.  At present, it is premature to definitively determine post-Spin-Off distribution rates for either company.  However, we expect that our distribution payments will decrease after the Spin-Off because Xenia will own a substantial portion of our current lodging portfolio and these assets produce a substantial portion of our cash flow from operations.  In addition, we currently expect that, after giving effect to the proposed Spin-Off, the aggregate dividends paid by us and Xenia, on a combined basis, will be less than the current level of dividends paid by the Company.

Risks Related to Our Relationship with Xenia Hotels & Resorts, Inc. and the Separation
We may have potential business conflicts of interest with Xenia Hotels & Resorts, Inc. with respect to our past and ongoing relationships.
Conflicts of interest may arise between Xenia and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from the separation;

•	intellectual property matters;

•	employee recruiting and retention;

•	sales or distributions by us of all or any portion of our ownership interest in Xenia, which could be to one of our or Xenia's competitors;

•	business combinations involving Xenia; and

•	business opportunities that may be attractive to both Xenia and us.
We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.
If the Spin-Off of Xenia is consummated, the distribution of shares of Xenia's common stock will not qualify for tax-deferred treatment and a portion of that distribution will be taxable to you as a dividend.
If the Spin-Off of Xenia is consummated, the distribution of shares of Xenia's common stock will not qualify for tax-deferred treatment, and an amount equal to the fair market value of the shares received by you on the distribution date will be treated as a taxable dividend to the extent of your ratable share of any current or accumulated earnings and profits of the Company. As only a limited and insubstantial amount of cash will be paid in connection with the distribution, you will need to have alternative sources from which to pay your resulting U.S. federal and state income tax liability. The amount in excess of earnings and profits will be treated as a non-taxable return of capital to the extent of your tax basis in shares of the Company common stock and any remaining excess will be treated as capital gain. Your tax basis in shares of the Company common stock held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of Xenia's common stock distributed by the Company in the distribution exceeds the Company’s current and accumulated earnings and profits. Your holding period for our shares will not be affected by the distribution. Your holding period for your shares of Xenia's common stock will begin the day following the distribution of Xenia's common stock, and your basis in Xenia's common stock will equal the fair market value of the shares received by you on the distribution date. The Company will not be able to advise stockholders of the amount of earnings and profits of the Company until after the end of the 2014 calendar year. The Company or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non‑U.S. stockholders, and any such withholding would be satisfied by the Company or such agent by withholding and selling a portion of the shares of Xenia's common stock that otherwise distributable to non‑U.S. stockholders. For a more detailed discussion, see “Our Separation from Inland American-Certain Material U.S. Federal Income Tax Consequences of the Separation” and “Material U.S. Federal Income Tax Considerations” in Xenia's Form 10 filing.
Although the Company will be ascribing a value to the shares of Xenia's common stock in the distribution for tax purposes, and will report that value to stockholders and the IRS, this valuation is not binding on the IRS or any other tax authority. These taxing authorities could ascribe a higher valuation to those shares, particularly if shares of Xenia's common stock trade at prices significantly above the value ascribed to those shares by the Company in the period following the distribution. Such a higher valuation may cause a larger reduction in the tax basis of your Company shares or may cause you to recognize additional dividend or capital gain income. You should consult your own tax advisor as to the particular tax consequences of the distribution to you.

Our board of directors has reserved the right, in its sole discretion, to amend, modify or abandon the separation with Xenia and distribution of its common stock and the related transactions at any time prior to the distribution date. In addition, the separation and distribution and related transactions are subject to the satisfaction or waiver by our board of directors in its sole discretion of a number of conditions. We cannot assure you that any or all of these conditions will be met.
Our board of directors has reserved the right, in its sole discretion, to amend, modify or abandon the separation with Xenia and distribution of its common stock and the related transactions at any time prior to the distribution date. This means that the Company may cancel or delay the planned separation and distribution if at any time our board of directors determines that it is not in the Company's best interests. If our board of directors makes a decision to cancel the separation and distribution, our stockholders will not receive any distribution of Xenia's common stock and the Company will be under no obligation whatsoever to its stockholders to distribute such shares of common stock. In addition, the separation and distribution and related transactions are subject to the satisfaction or waiver by our board of directors in its sole discretion of a number of conditions. We cannot assure you that any or all of these conditions will be met.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board of directors later adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012, and subsequently adopted a Second Amended and Restated Share Repurchase Program ("the Second Amended Program"), which became effective as of February 1, 2012 and was suspended as of February 28, 2014. The Board of Directors voted to suspend the Second Amended Program on January 29, 2014 and therefore no shares were repurchased during the second quarter. While the board previously expected to be in a position to reinstate the SRP later this year, in light of recent developments related to the potential Spin-Off of Xenia, the Second Amended Program will remain suspended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
In connection with Xenia Hotels and Resorts, Inc. filing a preliminary registration statement on Form 10 and its potential separation from the Company, on August 8, 2014, we entered into an Indemnity Agreement with Xenia. Pursuant to the Indemnity Agreement, we agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the ongoing non-public, formal, fact-finding investigation by the SEC as described in our public filings with the SEC; the three related demands received by us from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in our public filings with the SEC; the Derivative Lawsuit; and the investigation by the Special Litigation Committee of our board of directors, in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
While, to the best of its knowledge, we do not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation, we have determined that it is in our best interests to enter into the Indemnity Agreement.
The foregoing is a summary of the material terms of the Indemnity Agreement and does not purport to be complete and is subject to, and qualified in its entirety by, the Indemnity Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President (Principal Executive Officer)		Executive Vice President, Principal Financial Officer
Date:	August 14, 2014	Date:	August 14, 2014

EXHIBIT NO.	DESCRIPTION
3.1	Seventh Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants with the SEC on March 14, 2014)
3.2
Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 6, 2014)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)
10.1*	Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc.
10.2
Executive Employment Agreement, dated July 1, 2014, between Inland American Real Estate Trust, Inc. and Thomas P. McGuinness (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

10.3
Executive Employment Agreement, dated July 1, 2014, between Inland American Real Estate Trust, Inc. and Jack Potts (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

10.4
Executive Employment Agreement, dated July 1, 2014, between Inland American Real Estate Trust, Inc. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

10.5
Executive Employment Agreement, dated July 1, 2014, among Xenia Hotels & Resorts, Inc., XHR Management, LLC and Marcel Verbaas (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

10.6
Executive Employment Agreement, dated July 1, 2014, among Xenia Hotels & Resorts, Inc., XHR Lodging Management, LLC and Barry A.N. Bloom (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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