Form 10-Q
period 2014-09-30
Inland American Real Estate Trust, Inc.
filed 2014-11-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Yes  ☐   No ☒
As of October 31, 2014 there were 861,824,767 shares of the registrant’s common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Quarterly Report on Form 10-Q includes references to certain trademarks. Courtyard by Marriott®, Marriott®, Marriott Suites®, Residence Inn by Marriott® and SpringHill Suites by Marriott® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. Doubletree®, Embassy Suites®, Hampton Inn®, Hilton Garden Inn®, Hilton Hotels® and Homewood Suites by Hilton® trademarks are the property of Hilton Worldwide Inc. (“Hilton”) or one or more of its affiliates. Hyatt Place® and Andaz® trademarks are the property of Hyatt Hotels Corporation (“Hyatt”). InterContinental Hotels ® trademark is the property of InterContinental Hotels Group PLC. Fairmont Hotels and Resorts is a trademark. The Aloft service name and the Westin service name are the property of Starwood Hotels and Resorts Worldwide, Inc. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

- i-

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(unaudited)
(Dollar amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Investment properties:
Land	$1,141,244	$1,184,292
Building and other improvements	5,777,308	5,742,264
Construction in progress	271,363	196,754
Total	7,189,915	7,123,310
Less accumulated depreciation	(1,060,639)	(908,384)
Net investment properties	6,129,276	6,214,926
Cash and cash equivalents	348,790	319,237
Restricted cash and escrows	148,856	137,980
Investment in marketable securities	139,158	242,819
Investment in unconsolidated entities	248,865	263,918
Accounts and rents receivable (net of allowance of $7,338 and $9,332)	75,556	61,212
Intangible assets, net	163,860	176,998
Deferred costs and other assets	90,018	101,730
Assets held for sale	937,394	2,143,644
Total assets	$8,281,773	$9,662,464
Liabilities
Debt	$3,636,809	$3,641,552
Accounts payable and accrued expenses	182,724	171,520
Distributions payable	35,909	37,911
Intangible liabilities, net	47,760	54,341
Other liabilities	52,251	85,312
Liabilities associated with assets held for sale	533,080	1,405,187
Total liabilities	4,488,533	5,395,823
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 861,824,767 and 909,855,173 shares issued and outstanding	861	909
Additional paid in capital	7,755,486	8,063,517
Accumulated distributions in excess of net loss	(4,007,270)	(3,870,649)
Accumulated other comprehensive income	40,909	71,128
Total Company stockholders’ equity	3,789,986	4,264,905
Noncontrolling interests	3,254	1,736
Total equity	3,793,240	4,266,641
Total liabilities and equity	$8,281,773	$9,662,464
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income:
Rental income	$93,905	$93,383	$286,300	$282,462
Tenant recovery income	15,055	16,669	50,396	53,459
Other property income	1,819	2,114	6,766	5,501
Lodging income	231,044	156,670	696,587	446,791
Total income	341,823	268,836	1,040,049	788,213
Expenses:
General and administrative expenses	25,833	14,292	62,603	37,220
Property operating expenses	24,883	20,978	69,127	61,065
Lodging operating expenses	151,375	104,439	454,386	295,106
Real estate taxes	21,117	18,296	61,880	55,515
Depreciation and amortization	74,730	64,449	222,795	198,651
Business management fee	—	9,648	2,605	29,127
Provision for asset impairment	2,337	39,942	80,281	225,009
Total expenses	300,275	272,044	953,677	901,693
Operating income (loss)	$41,548	$(3,208)	$86,372	$(113,480)
Interest and dividend income	2,534	4,566	10,621	14,756
Gain on sale of investment properties	6,533	787	19,118	14,001
Other income (loss)	12,527	290	15,464	429
Interest expense	(45,753)	(45,400)	(138,597)	(139,584)
Equity in earnings (loss) of unconsolidated entities	(2,089)	3,000	334	11,044
Gain, (loss) and (impairment) on investment in unconsolidated entities, net	—	(5,471)	4,509	(6,039)
Realized gain on sale of marketable securities, net	27,852	14,222	42,998	31,866
Income (loss) before income taxes	43,152	(31,214)	40,819	(187,007)
Income tax expense	(2,275)	(4,212)	(6,857)	(6,848)
Net income (loss) from continuing operations	40,877	(35,426)	33,962	(193,855)
Net income from discontinued operations	11,683	272,967	158,577	403,136
Net income	$52,560	$237,541	$192,539	$209,281
Less: Net income attributable to noncontrolling interests	$(8)	$(8)	$(16)	$(16)
Net income attributable to Company	$52,552	$237,533	$192,523	$209,265
Net income (loss) per common share, from continuing operations, basic and diluted	$0.05	$(0.04)	$0.04	$(0.22)
Net income per common share, from discontinued operations, basic and diluted	$0.01	$0.31	$0.18	$0.45
Net income per common share, basic and diluted	$0.06	$0.27	$0.22	$0.23
Weighted average number of common shares outstanding, basic and diluted	861,627,855	902,456,636	883,537,865	897,300,455
Comprehensive income:
Net income attributable to Company	$52,552	$237,533	$192,523	$209,265
Unrealized gain (loss) on investment securities	(6,927)	(11,823)	13,508	13,993
Unrealized gain (loss) on derivatives	60	(49)	(1,659)	(53)
Reclassification adjustment for amounts recognized in net income	(27,495)	(14,138)	(42,068)	(31,251)
Comprehensive income attributable to the Company	$18,190	$211,523	$162,304	$191,954
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the nine months ended September 30, 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	192,523	—	16	192,539
Unrealized gain on investment securities	—	—	—	—	13,508	—	13,508
Unrealized loss on derivatives	—	—	—	—	(1,659)	—	(1,659)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(42,068)	—	(42,068)
Distributions declared	—	—	—	(329,144)	—	—	(329,144)
Contributions from noncontrolling interests, net	—	—	—	—	—	1,502	1,502
Proceeds from distribution reinvestment program	13,808,589	14	95,818	—	—	—	95,832
Share repurchase program	(1,077,829)	(1)	(7,480)	—	—	—	(7,481)
Repurchase of common stock	(60,761,166)	(61)	(396,369)	—	—	—	(396,430)
Balance at September 30, 2014	861,824,767	$861	$7,755,486	$(4,007,270)	$40,909	$3,254	$3,793,240
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the nine months ended September 30, 2013

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	209,265	—	16	209,281
Unrealized gain on investment securities	—	—	—	—	13,993	—	13,993
Unrealized loss on derivatives	—	—	—	—	(53)	—	(53)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(31,251)	—	(31,251)
Distributions declared	—	—	—	(336,649)	—	(16)	(336,665)
Proceeds from distribution reinvestment program	19,705,741	20	136,601	—	—	—	136,621
Share repurchase program	(4,041,042)	(4)	(28,006)	—	—	—	(28,010)
Balance at September 30, 2013	905,089,271	$905	$8,030,508	$(3,791,975)	$67,103	$125	$4,306,666
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$192,539	$209,281
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	259,566	297,979
Amortization of above and below market leases, net	(359)	(2,234)
Amortization of debt premiums, discounts and financing costs	10,118	11,475
Straight-line rental income	(3,115)	(7,073)
Provision for asset impairment	80,281	229,486
Gain on sale of property, net	(171,148)	(414,923)
(Gain) loss on extinguishment of debt	(1,930)	18,984
Equity in earnings of unconsolidated entities	(334)	(11,044)
Distributions from unconsolidated entities	6,206	4,363
(Gain), loss and impairment of investment in unconsolidated entities, net	(4,509)	6,039
Realized gain on sale of marketable securities	(42,998)	(31,866)
Changes in assets and liabilities:
Accounts and rents receivable	(11,357)	(10,157)
Deferred costs and other assets	(2,375)	12,272
Accounts payable and accrued expenses	25,712	21,622
Other liabilities	(11,960)	(8,549)
Net cash flows provided by operating activities	$324,337	$325,655
Cash flows from investing activities:
Purchase of investment properties	(194,900)	(783,594)
Acquired in-place and market lease intangibles, net	(14,797)	(11,609)
Payments to acquire goodwill	—	(10,918)
Capital expenditures and tenant improvements	(41,124)	(48,691)
Investment in development projects	(73,470)	(35,823)
Proceeds from sale of investment properties, net	774,634	1,884,538
Purchase of marketable securities	—	(3,686)
Proceeds from sale of marketable securities	117,170	95,741
Consolidation of joint venture	(2,944)	—
Contributions to unconsolidated entities	(38,909)	(5,275)
Distributions from unconsolidated entities	26,569	15,315
Proceeds from the sale of and return of capital from unconsolidated entities	20,047	29,622
Payment of leasing fees	(3,055)	(3,970)
Payments from notes receivable	4	1,632
Restricted escrows and other assets	(21,650)	(10,792)
Other liabilities (assets)	12,565	(19,948)
Net cash flows provided by investing activities	$560,140	$1,092,542

	Nine months ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	$95,832	$136,619
Shares repurchased	(403,911)	(28,010)
Distributions paid	(331,147)	(335,993)
Proceeds from debt and notes payable	297,515	656,805
Payoffs of debt	(367,479)	(1,561,408)
Principal payments of mortgage debt	(31,266)	(38,168)
Payoff of margin securities debt, net	(59,681)	(65,354)
Settlement of put/call arrangement	(47,762)	—
Payment of loan fees and deposits	(636)	(9,649)
Contributions from noncontrolling interests	1,518	—
Distributions paid to noncontrolling interests	(16)	(16)
Payments for contingent consideration	(7,891)	(10,000)
Net cash flows used in financing activities	$(854,924)	$(1,255,174)
Net increase in cash and cash equivalents	29,553	163,023
Cash and cash equivalents, at beginning of period	319,237	220,779
Cash and cash equivalents, at end of period	$348,790	$383,802

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(194,900)	$(819,837)
Tenant and real estate tax liabilities assumed at acquisition, net	—	552
Assumption of mortgage debt at acquisition	—	35,963
Non-cash discount of mortgage debt assumed	—	702
Assumption of lender held escrows	—	(974)
	$(194,900)	$(783,594)

Cash paid for interest, net capitalized interest of $3,022 and $5,924	$159,193	$209,235

Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$11,000	$5,289
Mortgage assumed by buyers upon disposal of properties	$657,339	$7,683
Properties contributed to an unconsolidated entity, net of related payables	$—	$99,092
Consolidation of assets from joint venture	$21,833	$—
Assumption of mortgage debt at consolidation of joint venture	$11,967	$—
Liabilities assumed at consolidation of joint venture	$446	$—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
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
1. Organization
Inland American Real Estate Trust, Inc. (the "Company") was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail, office, industrial, multi-family (both conventional apartments and student housing), and lodging properties, located in the United States. On March 12, 2014, the Company began the process of becoming fully self-managed by terminating its business management agreement, hiring all of the employees of Inland American Business Manager & Advisor, Inc. (the “Business Manager”), and acquiring the assets of its Business Manager necessary to perform the functions previously performed by the Business Manager. On August 11, 2014, the Company filed a preliminary registration statement to potentially spin-off its lodging segment. See Note 13 "Commitments and Contingencies" for further discussion.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 8 "Debt".
At September 30, 2014, the Company owned a portfolio of 203 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013. Additionally, at September 30, 2014, the Company classified 52 select service lodging properties as held for sale, in which the operating activity is reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013.
Comparatively, at September 30, 2013, the Company owned 268 properties and classified 225 net lease properties and the 52 select service lodging properties as held for sale, the operating activity of which is reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013.
The breakdown by segment of the 203 owned properties at September 30, 2014 is as follows:

Segment	Property Count	Square Feet / Rooms / Beds
Retail	114	16,345,313	Square feet
Lodging	47	12,797	Rooms
Student Housing	14	8,318	Beds
Non-core	28	7,238,268	Square feet

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company has elected to early adopt ASU 2014-08, effective January 1, 2014. For the nine months ended September 30, 2014, the operations reflected in discontinued operations are only related to the net lease assets that were classified as held for sale at December 31, 2013 and the select service lodging properties classified as held for sale at September 30, 2014. All other asset disposals are now included as a component of income from continuing operations.

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

Reclassifications
Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentations. The reclasses primarily represent reclassifications of revenue and expenses to discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and reclassifications of assets and liabilities to held for sale on the consolidated balance sheet as of December 31, 2013.

Involuntary Conversion of Assets

On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two lodging properties. The Company recorded involuntary losses of $8,328 which represents the book value of the properties and equipment written off for the property damage. As it is probable that the Company will receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $8,328. Any amount expected to be received above the recorded involuntary loss will be treated as a gain and will not be recorded until contingencies are resolved. The involuntary loss and insurance recovery income were recorded in other income on the consolidated statements of operations and comprehensive income.
The Company will not record an insurance recovery receivable for business interruption losses until the recovery is estimable and it is probable that the Company will be compensated to the extent of estimated business interruption losses. Any proceeds in excess of estimated business interruption losses will be recorded upon receipt.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired three properties, including two retail properties and one lodging property for the nine months ended September 30, 2014 and fifteen properties, including four retail properties, eight lodging properties, and three student housing properties for the nine months ended September 30, 2013, for a gross acquisition price of $209,150 and $831,850, respectively. The table below reflects acquisition activity during the nine months ended September 30, 2014.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms
Retail	Suncrest Village	2/13/2014	$14,050	93,358	Square Feet
Retail	Plantation Grove	2/13/2014	12,100	73,655	Square Feet
Lodging	Aston Waikiki Beach Hotel	2/28/2014	183,000	645	Rooms
Total			$209,150
For properties acquired as of September 30, 2014, the Company recorded revenue of $12,399 and $26,600 for the three and nine months ended September 30, 2014, respectively. The Company recorded property net income of $3,383 and $4,858, excluding related expensed acquisition costs, for the three and nine months ended September 30, 2014, respectively. The Company incurred $27 and $1,337 of acquisition and transaction costs during the three and nine months ended September 30, 2014, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.
For properties acquired as of September 30, 2013, the Company recorded revenue of $23,750 and $40,335 for the three and nine months ended September 30, 2013, respectively. The Company recorded property net income of $8,569 and $14,294, excluding related expensed acquisition costs for the three and nine months ended September 30, 2013, respectively. The Company incurred $845 and $1,581 of acquisition and transaction costs during the three and nine months ended September 30, 2013, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.
4. Disposed Properties
The Company sold 249 properties and surrendered one property to the lender (in satisfaction of non-recourse debt) during the nine months ended September 30, 2014 for a gross disposition price of $1,476,500. There were 304 properties sold and one property surrendered to the lender for the nine months ended September 30, 2013 for a gross disposition price of $1,815,900.
The table below reflects sales activity for the nine months ended September 30, 2014 reflected in discontinued operations on the consolidated statements of operations and comprehensive income.

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
The Company classified 52 select service lodging properties as held for sale as of September 30, 2014, and the operations are reflected as discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013. These 52 select service lodging properties represent a strategic shift for the Company's lodging segment. The classification of the operations of these properties as held for sale also has a major impact on the consolidated financial statements. As of September 30, 2013, there were 225 net lease properties classified as held for sale.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

The operations of these properties are also included in discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013.
The components of the Company’s discontinued operations are presented below, which include the results of operations during the three and nine months ended September 30, 2014 and 2013 in which the Company owned such properties.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$67,060	$108,863	$208,062	$359,867
Depreciation and amortization expense	11,387	28,516	36,735	99,341
Other expenses	42,818	48,923	124,356	155,809
Provision for asset impairment	—	—	—	4,476
Operating income from discontinued operations	$12,855	$31,424	$46,971	$100,241
Interest expense and other	(7,825)	(23,098)	(31,021)	(80,355)
Gain on sale of properties, net	6,654	281,216	152,030	400,938
Gain on extinguishment of debt	(1)	(16,575)	(9,403)	(17,672)
Loss on transfer of assets	—	—	—	(16)
Net income from discontinued operations	$11,683	$272,967	$158,577	$403,136
Net cash provided by operating activities from the properties classified as held for sale for the nine months ended September 30, 2014 was $56 compared to net cash provided by operating activities from such properties of $107 for the nine months ended September 30, 2013. Net cash provided by investing activities from the properties classified as held for sale for the nine months ended September 30, 2014 was $513. There was $592 net cash provided by investing activities from such properties for the nine months ended September 30, 2013.
The following properties were sold during the nine months ended September 30, 2014. They are included in continuing operations on the consolidated statement of operations and comprehensive income for the nine months ended September 30, 2014. A parcel of land was also sold during the nine months ended September 30, 2014 for $14,000.

Segment	Property	Date	Gross Disposition Price	Square Feet / Units / Rooms
Retail	Willis Town Center	1/8/2014	$1,600	85,828	Square feet
Retail	Alcoa Exchange I & II	1/29/2014	24,300	339,690	Square feet
Non-core	Citizens - Dallastown	2/6/2014	100	2,995	Square feet
Retail	Hunting Bayou - 5 properties	2/19/2014	15,600	276,416	Square feet
Retail	Monadnock Marketplace	4/9/2014	31,200	367,454	Square feet
Non-core	Block 121	4/16/2014	38,200	255	Units
Retail	Palm Harbor Shopping Center	5/15/2014	12,400	161,431	Square feet
Lodging	Crowne Plaza - Charleston	5/30/2014	13,300	168	Rooms
Non-core	Citizens - York	7/9/2014	500	17,079	Square feet
Retail	Merchants Crossing	7/22/2014	17,900	213,739	Square feet
Non-core	3801 S. Collins	7/31/2014	10,500	239,905	Square feet
Non-core	Sonora	7/31/2014	7,000	33,055	Square feet
Lodging	Doubletree Atlanta Galleria	8/28/2014	12,600	154	Rooms
Non-core	Imagine Charter Schools - 8 properties	8/28/2014	68,400	364,710	Square feet
Total			$253,600

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

For the three months ended September 30, 2014 and 2013, the Company recorded a gain on sale of investment properties of $6,533 and $787, respectively, in continuing operations. For the nine months ended September 30, 2014 and 2013, the Company recorded a gain on sale of investment properties of $19,118 and $14,001, respectively, in continuing operations. During the nine months ended September 30, 2013, the Company contributed fourteen properties to a joint venture. As a result of this contribution, the Company recognized a gain on sale of $12,783, which is included in gain on sale of investment properties on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Company had generated net proceeds from the sale of properties of $774,634 and $1,884,538, respectively.
5. Investment in Partially Owned Entities
Consolidated Entities
As of December 31, 2013, the Company had ownership interests of 67% in various limited liability companies which owned nine shopping centers. These nine shopping centers were previously classified as held for sale at December 31, 2013 and were sold during second quarter 2014. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. These entities were considered variable interest entities (“VIEs”) as defined in ASC 810, and the Company was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company. The entities' agreements contained put/call provisions which granted the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests were subject to a put/call arrangement requiring settlement for a fixed amount, these entities were treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of December 31, 2013 and $0 as of September 30, 2014 reflected as a financing and included within other liabilities classified as held for sale in the accompanying consolidated financial statements. Interest expense was recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in the entities' agreements.
During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company has ownership interests of 75% in each joint venture. These entities are considered VIEs as defined in FASB ASC 810 because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance, as well as the obligation to absorb losses of the VIEs that could potentially be significant to the VIEs or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
For the VIEs where the Company is the primary beneficiary, the following are the liabilities of the consolidated VIEs which are not recourse to the Company, and the assets that can be used only to settle those obligations.

	As of September 30, 2014	December 31, 2013
Net investment properties	$27,723	$123,121
Other assets	233	8,766
Total assets	27,956	131,887
Mortgages, notes and margins payable	(13,973)	(77,873)
Other liabilities	(3,902)	(49,904)
Total liabilities	(17,875)	(127,777)
Net assets	$10,081	$4,110

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
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

Entity	Description	Ownership %	Investment at September 30, 2014	Investment at December 31, 2013
Cobalt Industrial REIT II	Industrial portfolio	36%	$72,463	$83,306
Brixmor/IA JV, LLC	Retail Shopping Centers	(a)	60,960	77,551
IAGM Retail Fund I, LLC	Retail Shopping Centers	55%	110,102	90,509
Other Unconsolidated Entities (b)	Various real estate investments	Various	5,340	12,552
			$248,865	$263,918

(a)
The Company has a preferred membership interest and is entitled to a 11% preferred dividend in Brixmor/IA JV, LLC. On September 11, 2014, the joint venture partner gave notice of its intent to purchase the Company's interest in the joint venture. The transaction is expected to close December 6, 2014.

(b)
On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of September 30, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the nine months ended September 30, 2014.

For the three months ended September 30, 2014 and 2013, the Company recorded $0 and $5,528 of impairment in its unconsolidated entities, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $0 and $6,532 of impairment in its unconsolidated entities, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

Combined Financial Information
The following table presents the combined condensed financial information for the Company’s investment in unconsolidated entities.

	September 30, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation	$1,513,473	$1,558,312
Other assets	261,235	272,810
Total Assets	1,774,708	1,831,122
Liabilities and Equity:
Mortgage debt	1,075,711	1,135,630
Other liabilities	103,382	96,217
Equity	595,615	599,275
Total Liabilities and Equity	$1,774,708	$1,831,122
Company’s share of equity	$263,316	$278,745
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,168 and $783, respectively)	(14,451)	(14,827)
Carrying value of investments in unconsolidated entities	$248,865	$263,918

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$48,036	$57,566	$148,760	$168,863
Expenses:
Interest expense and loan cost amortization	6,713	12,399	31,718	38,344
Depreciation and amortization	23,215	18,590	56,978	51,438
Operating expenses, ground rent and general and administrative expenses	22,602	19,098	60,678	55,121
Total expenses	52,530	50,087	149,374	144,903
Net (loss) income	$(4,494)	$7,479	$(614)	$23,960
Company’s share of:
Net income, net of excess basis depreciation of $129 and $125, and $385 and $400, respectively	$(2,089)	$3,000	$334	$11,044
The unconsolidated entities had total third party debt of $1,075,711 at September 30, 2014 that matures as follows:

Year	Amount
2014	$44,147
2015	16,120
2016	19,500
2017	200,119
2018	318,028
Thereafter	477,797
$1,075,711
Of the total outstanding debt, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

6. Transactions with Related Parties
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company; the Business Manager; Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); the Company's property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended		For the nine months ended		Unpaid amounts as of
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	December 31, 2013
General and administrative:
General and administrative reimbursement (a)	$1,202	$3,094	$6,089	$10,943	$661	$4,834
Investment advisor fee (b)	237	368	922	1,309	77	115
Total general and administrative to related parties	$1,439	$3,462	$7,011	$12,252	$738	$4,949
Property management fees (c)	$2,773	$5,415	$9,496	$17,149	$0	$67
Business management fee (d)	—	9,648	2,605	29,127	—	8,836
Loan placement fees (e)	1	—	224	444	—	—

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

In addition, the Company has directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the three months ended September 30, 2014, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company.
Unpaid amounts as of September 30, 2014 and December 31, 2013 are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	The Company pays Inland Investment Advisors, Inc., a related party of the Business Manager, to purchase, sell, and monitor its investment in marketable securities.

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

For the three and nine months ended September 30, 2013, the Property Managers, entities owned principally by individuals who are related parties of the Business Manager, were entitled to receive property management fees by property type, as follows: (i) for any bank branch facility (office or retail), 2.50% of the gross income generated by the property; (ii) for any multi-tenant industrial property, 4.00% of the gross income generated by the property; (iii) for any multi-family property, 3.75% of the gross income generated by the property; (iv) for any multi-tenant office property, 3.75% of the gross income generated by the property; (v) for any multi-tenant retail property, 4.50% of the

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

gross income generated by the property; (vi) for any single-tenant industrial property, 2.25% of the gross income generated by the property; (vii) for any single-tenant office property, 2.90% of the gross income generated by the property; and (viii) for any single-tenant retail property, 2.90% of the gross income generated by the property.
In addition to these fees, the Property Managers receive reimbursements of payroll costs for property level employees. The Company reimbursed or will reimburse the Property Managers and other affiliates $1,274 and $3,111 for the three months ended September 30, 2014 and 2013, respectively, and $4,569 and $9,545 for the nine months ended September 30, 2014 and 2013, respectively.

(d)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee for February or March 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the nine months ended September 30, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605. Pursuant to the March 12, 2014 Self-Management Transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.

The Company incurred a business management fee of $29,127 for the nine months ended September 30, 2013, under the terms of its Business Manager agreement, which was terminated March 12, 2014. After the Company’s stockholders received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company paid its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the nine months ended September 30, 2013, average invested assets were $10,899,071. The business management fee was equal to 0.28% of average invested assets for the nine months ended September 30, 2013.

(e)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of September 30, 2014 and December 31, 2013, the Company had deposited $376 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with a limited liability company formed as an insurance association captive, which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc. (" Inland Diversified"), and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America ("RPAI"). On July 1, 2014, Inland Diversified completed a merger with Kite Realty Group Trust in an all-stock transaction and effectively withdrew as a member from the limited liability company. On August 29, 2014, RPAI provided notice that it was withdrawing as a member from the limited liability company effective December 1, 2014. The Company paid insurance premiums of $3,033 and $3,021 for the three months ended September 30, 2014 and 2013, respectively, and $9,397 and $9,158 for the nine months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, the Company sold its shares of IRC for a gain of $2,848 and therefore held no shares of IRC as of September 30, 2014. As of December 31, 2013, the Company held 899,820 shares of IRC valued at $9,466.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

7. Investment in Marketable Securities
Investment in marketable securities of $139,158 and $242,819 at September 30, 2014 and December 31, 2013, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $97,279 and $171,450 as of September 30, 2014 and December 31, 2013, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $41,879 and $71,369, which includes gross unrealized losses of $1,769 and $3,189 related to its marketable securities as of September 30, 2014 and December 31, 2013, respectively. Securities with gross unrealized losses have a related fair value of $11,982 and $23,394 as of September 30, 2014 and December 31, 2013, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three and nine months ended September 30, 2014 and 2013.
Dividend income is recognized when earned. During the three months ended September 30, 2014 and 2013, dividend income of $2,193 and $3,990, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2014 and 2013, dividend income of $9,581 and $12,813, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.
8. Debt
Mortgages Payable
Mortgage loans outstanding for as of September 30, 2014 and December 31, 2013 were $3,960,285 and $4,737,459 and had a weighted average interest rate of 4.83% and 5.09% per annum, respectively. Of these mortgage loans outstanding at September 30, 2014 and December 31, 2013, approximately $510,405 and $1,338,360 related to properties held for sale, respectively. Mortgage premium and discount, net, was a discount of $13,204 and $17,459 as of September 30, 2014 and December 31, 2013, respectively. Of this mortgage discount, net, a discount of $133 and $51 related to properties held for sale at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of September 30, 2014	Weighted average annual interest rate
2014	$73,558	2.66%
2015	425,441	3.45%
2016	718,769	5.36%
2017	1,092,401	5.67%
2018	690,992	4.83%
Thereafter	959,124	4.25%
Total	$3,960,285	4.83%
The Company is negotiating refinancing debt maturing in 2014 with various lenders at terms that will allow the Company to pay comparable interest rates. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2014, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

the total outstanding debt for all years, approximately $227,640 is recourse to the Company, of which $15,344 relates to properties classified as held for sale as of September 30, 2014.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of September 30, 2014, the Company was in compliance with all mortgage loan requirements except three loans with a carrying value of $73,695; none of which are cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default at September 30, 2014 are reflected as follows: $73,695 in 2017. As of December 31, 2013, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $116,910; none of which were cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default at December 31, 2013 were reflected as follows: $12,100 in 2011, $11,000 in 2012, $20,115 in 2016, and $73,695 in 2017.
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
As of September 30, 2014, the Company was in compliance with all of the covenants and default provisions under the credit agreement. As of September 30, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.76% and 1.66%, respectively. As of December 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remains outstanding as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the Company had $300,000 and $299,820 available under the revolving line of credit, respectively.
Margins payable
The Company has purchased a portion of its securities through margin accounts. As of September 30, 2014, the Company had no securities purchased on margin. As of December 31, 2013, the Company had $59,681 of securities purchased on margin. At September 30, 2014 and December 31, 2013, the average interest rate on margin loans was 0.503% and 0.516%, respectively. Interest expense in the amount of $3 and $70 was recognized in interest expense on the consolidated statements of operations and comprehensive income for the three months ended September 30, 2014 and 2013, respectively. Interest expense in the amount of $133 and $404 was recognized in interest expense on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2014 and 2013, respectively.
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
September 30, 2014
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2014
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$135,460	$—	$—
Real estate related bonds	—	3,698	—
Total assets	$135,460	$3,698	$—
Derivative interest rate instruments	—	(1,089)	—
Total liabilities	$—	$(1,089)	$—

	Fair Value Measurements at December 31, 2013
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$234,760	$—	$—
Real estate related bonds	—	8,059	—
Total assets	$234,760	$8,059	$—
Derivative interest rate instruments	—	(458)	—
Total liabilities	$—	$(458)	$—
Level 1
At September 30, 2014 and December 31, 2013, the fair value of the available for sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2014 and December 31, 2013, the Company has assessed that the credit valuation adjustments are not significant

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2014 and December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $51,283 and $60,044, respectively.
Level 3
At September 30, 2014 and December 31, 2013, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and nine months ended September 30, 2014 and 2013. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended				For the nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobser-vable Inputs (Level 3)	Total Impairment Losses
Investment properties	$12,643	$2,337	$67,225	$39,942	$155,623	$80,281	$223,443	$225,009
Total	$12,643	$2,337	$67,225	$39,942	$155,623	$80,281	$223,443	$225,009
Investment Properties
During the three and nine months ended September 30, 2014 and 2013, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. During the nine months ended September 30, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.25% were utilized in the model. During the nine months ended September 30, 2013, capitalization rates ranging from 6.80% to 10.50% and discount rates ranging from 7.50% to 12.00% were utilized in the model. These rates are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Additionally, during the nine months ended September 30, 2014, one property previously classified as held for sale was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647.
During the nine months ended September 30, 2013, the Company also identified one property, a large single tenant office property, in which it was exploring a potential disposition. After the Company began exploring a potential sale of the property, it became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, the Company analyzed various leasing and sale scenarios for the single tenant property. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. The capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in this model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. An impairment charge of $147,480 was recorded for this asset during nine months ended September 30, 2013.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

For the three months ended September 30, 2014 and 2013, the Company recorded an impairment of investment properties of $2,337 and $39,942, respectively. The Company recorded an impairment of investment properties of $80,281 and $225,009 for the nine months ended September 30, 2014 and 2013, respectively. Certain properties have been disposed and were impaired prior to disposal. There were no related impairment charges for those properties included in discontinued operations for the three months ended September 30, 2014 and 2013. There were $0 and $4,476 related impairment charges for those properties included in discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.
Financial Instruments not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in our consolidated financial statements as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$3,960,285	$3,967,792	$4,737,459	$4,748,276
Line of credit	$200,000	$200,000	$200,180	$200,180
Margins payable	$—	$—	$59,681	$59,681
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.83% per annum. The fair value estimate of the line of credit and margins payable approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
10. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Requirement”). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owns substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. (“MB REIT”), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes.
On September 9, 2014, the Company and MB REIT entered into closing agreements with the IRS that resolved favorably certain matters related to the Company’s and MB REIT’s qualifications as REITs for federal income tax purposes.  The Company's former Business Manager reimbursed the Company and MB REIT for the penalty payments required under the closing agreements.
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels are leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation. For the three months ended September 30, 2014 and 2013, an income tax expense of $2,275 and $4,212 was included on the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2014 and 2013, an income tax expense of $6,857 and $6,848 was included on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

11. Segment Reporting
The Company's long-term portfolio strategy has been to principally focus on three asset classes - retail, lodging, and student housing. During the three and nine months ended September 30, 2014, the Company continued to execute on that strategy by disposing of 236 non-core assets as well as classifying 52 select service lodging properties as held for sale.  In 2013, the Company restated its business segments. All non-strategic assets have been included in the non-core segment. The non-core segment includes office properties, industrial properties, bank branches, single-tenant retail properties, and conventional multi-family properties. The Company has concentrated its efforts on driving portfolio growth in the retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. By tailoring, expanding and refining these three components of the Company's portfolio, its goals are to enhance long-term stockholder value and position the Company to explore various strategic transactions designed to provide liquidity events for its stockholders. For its non-core properties, the Company strives to improve individual property performance to increase each property’s value. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the nine months ended September 30, 2014, approximately 15% of the Company’s rental revenue, included in the non-core segment, was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2014.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$92,975	$50,671	$—	$17,587	$24,717
Straight line adjustment	930	1,579	—	17	(666)
Tenant recovery income	15,055	14,064	—	134	857
Other property income	1,819	663	—	1,119	37
Lodging income	231,044	—	231,044	—	—
Total income	341,823	66,977	231,044	18,857	24,945
Operating expenses	197,375	21,630	160,534	11,564	3,647
Net operating income	$144,448	45,347	70,510	7,293	21,298
Non-allocated expenses (a)	(100,563)
Other income and expenses (b)	1,418
Equity in loss of unconsolidated entities (c)	(2,089)
Provision for asset impairment (d)	(2,337)
Net income from continuing operations	40,877
Net income from discontinued operations	11,683
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$52,552

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $1,667 related to one lodging property and $670 related to one non-core property.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$91,620	$51,180	$—	$15,022	$25,418
Straight line adjustment	1,763	1,038	—	154	571
Tenant recovery income	16,669	15,108	—	114	1,447
Other property income	2,114	1,271	—	768	75
Lodging income	156,670	—	156,670	—	—
Total income	268,836	68,597	156,670	16,058	27,511
Operating expenses	143,713	21,691	110,264	7,360	4,398
Net operating income	$125,123	46,906	46,406	8,698	23,113
Non-allocated expenses (a)	(88,389)
Other income and expenses (b)	(29,747)
Equity in loss of unconsolidated entities (c)	(2,471)
Provision for asset impairment (d)	(39,942)
Net loss from continuing operations	(35,426)
Net income from discontinued operations	272,967
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$237,533

(a)	Non-allocated expenses consists of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in loss of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $26,175 related to two lodging properties, $11,723 related to three retail properties and $2,044 related to four non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2014.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$283,157	$152,971	$—	$51,896	$78,290
Straight line adjustment	3,143	3,942	—	193	(992)
Tenant recovery income	50,396	45,433	—	400	4,563
Other property income	6,766	3,467	—	3,119	180
Lodging income	696,587	—	696,587	—	—
Total income	1,040,049	205,813	696,587	55,608	82,041
Operating expenses	585,393	65,872	481,025	25,636	12,860
Net operating income	$454,656	139,941	215,562	29,972	69,181
Non-allocated expenses (a)	(288,003)
Other income and expenses (b)	(57,253)
Equity in earnings of unconsolidated entities (c)	4,843
Provision for asset impairment (d)	(80,281)
Net income from continuing operations	33,962
Net income from discontinued operations	158,577
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$192,523
Balance Sheet Data:
Real estate assets, net (e)	$6,021,773	$2,084,705	$2,616,032	$622,158	$698,878
Non-segmented assets (f)	$2,260,000
Total Assets	$8,281,773

Capital expenditures	$41,124	$12,865	$26,388	$231	$1,640

(a)	Non-allocated expenses consists of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $4,665 related to two lodging properties and $75,616 related to five non-core properties.

(e)	Real estate assets includes intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2013.

	Total	Retail	Lodging	Student Housing	Non-Core
Rental income	$277,936	$162,977	$—	$38,360	$76,599
Straight line adjustment	4,526	4,380	—	261	(115)
Tenant recovery income	53,459	48,801	—	347	4,311
Other property income	5,501	3,196	—	2,009	296
Lodging income	446,791	—	446,791	—	—
Total income	788,213	219,354	446,791	40,977	81,091
Operating expenses	411,686	69,529	311,931	17,138	13,088
Net operating income	$376,527	149,825	134,860	23,839	68,003
Non-allocated expenses (a)	(264,998)
Other income and expenses (b)	(85,380)
Equity in earnings of unconsolidated entities (c)	5,005
Provision for asset impairment (d)	(225,009)
Net loss from continuing operations	(193,855)
Net income from discontinued operations	403,136
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$209,265

(a)	Non-allocated expenses consists of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $26,175 related to two lodging properties, $21,179 related to four retail properties and $177,655 related to eleven non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

12. Earnings (loss) per Share and Equity Transactions
Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number shares of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. There is an immaterial amount of potentially dilutive common shares.
The basic and diluted weighted average number of common shares outstanding was 861,627,855 and 902,456,636, for the three months ended September 30, 2014 and 2013, respectively, and 883,537,865 and 897,300,455 for the nine months ended September 30, 2014 and 2013, respectively.
The Company completed a modified “Dutch Auction” tender offer for the purchase of up to $350,000 in value of shares of common stock (the “Offer”) on April 25, 2014. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares accepted for payment in the Offer by up to 2% of the outstanding shares without amending or extending the Offer. To avoid any proration to the stockholders that tendered shares, the Company decided to increase the number of shares accepted for payment in the Offer. On May 1, 2014, the Company accepted for purchase 60,665,233 shares of common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate purchase price of $394,300, excluding fees and expenses relating to the Offer. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of the issued and outstanding shares of common stock at the time of purchase. Subsequent to the purchase of approved Offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166 for a final aggregate purchase price of $394,900 as of September 30, 2014, excluding fees and expenses related to the Offer.
13. Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2014 the Company has funded $88,129 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of September 30, 2014.
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
The Company also received related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the officers, the board of directors, the former Business Manager, and affiliates of the former Business Manager (the
“Inland American Parties”) breached their fiduciary duties to Company in connection with the matters that the Company disclosed are subject to the SEC Investigation. The first Derivative Demand claims that the Inland American Parties (i) falsely reported the value of its common stock until September 2010; (ii) caused it to purchase shares of common stock from stockholders at prices in excess of its value; and (iii) disguised returns of capital paid to stockholders as REIT income, resulting in the payment of fees to the former Business Manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should be instituted by the Company to seek recovery of damages in an unspecified amount allegedly sustained by it. The second Derivative Demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused it to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether the Company might become a self-administered REIT. The Company also received a letter from another stockholder that fully adopts and joins in the first Derivative Demand, but makes no additional demands on the Company to perform investigation or pursue claims.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
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
On August 11, 2014, Xenia Hotels and Resorts, Inc. ("Xenia"), a wholly-owned subsidiary of the Company, formerly known as Inland American Lodging Group, Inc., filed a preliminary registration statement on Form 10 (as amended from time to time, the "Form 10") with the SEC related to its potential spin-off into a new, publicly-traded lodging REIT (the "Spin-Off"). If the Spin-Off is consummated, Xenia would become a self-managed REIT and apply to list its shares of common stock on the New York Stock Exchange. Xenia's filing of the Form 10 is a first step in an ongoing process and the Spin-Off may or may not occur. The Spin-Off is subject to the satisfaction of several conditions, including that the SEC shall have declared the Form 10 effective, Xenia’s common stock shall have been authorized for listing by the New York Stock Exchange and the Company's board of directors determining, at the time of the effectiveness of the Spin-Off, that the Spin-Off remains in the Company's best interest.
In connection with Xenia's filing of the Form 10 and its potential separation from the Company, the Company entered into an Indemnity Agreement with Xenia on August 8, 2014. Pursuant to the Indemnity Agreement, the Company agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the ongoing non-public, formal, fact-finding investigation by the SEC as described in the Company's public filings with the SEC; the three related demands (including the Derivative Lawsuit described below) received by the Company from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in the Company’s public filings with the SEC; the derivative lawsuit filed on March 21, 2013 on behalf of the Company by counsel for stockholders who made the first Derivative Demand (the “Derivative Lawsuit”); and the investigation by the Special Litigation Committee of the board of directors of the Company. In each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

14. Assets and Liabilities Held for Sale
In accordance with GAAP, the Company classifies properties as held for sale when certain criteria are met. On the day that the criteria are met, the Company suspends depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for all reporting periods and recorded at the lesser of the carrying value or fair value less costs to sell. At September 30, 2014 and December 31, 2013, these assets were recorded at their carrying value. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented, as this represents both a strategic shift for the Company and has a major impact on the consolidated financial statements.
On September 17, 2014, the Company entered into a purchase agreement to sell a portfolio of lodging assets, consisting of 52 select service lodging properties with 6,976 rooms in a transaction valued at approximately $1,100,000. According to the purchase agreement, the sale is expected to close in a single transaction no later than November 17, 2014, with net proceeds from the sale resulting in a gain.
On August 8, 2013, the Company entered into a purchase agreement to sell a portfolio of net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2,300,000. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180,100, leaving the remaining properties to be classified as held for sale. Of these remaining properties, the Company has sold 280 as of May 8, 2014. During the final closing on May 8, 2014, the purchaser terminated the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228,400, and in connection with such termination, purchaser paid to the Company $10,000 of the deposit posted into escrow. This asset has been re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an asset impairment charge of $67,647.
The major classes of assets and liabilities associated with held for sale properties as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Land	$173,266	$443,909
Building and other improvements	1,130,500	2,174,097
Total	1,303,766	2,618,006
Less accumulated depreciation	(379,752)	(576,977)
Net investment properties	924,014	2,041,029
Restricted cash and escrows	—	1,643
Accounts and rents receivable	7,837	37,910
Intangible assets, net	195	48,017
Deferred costs and other assets	5,348	15,045
Total Assets	$937,394	$2,143,644

Debt	510,272	1,338,309
Accounts payable and accrued expenses	11,946	5,208
Intangible liabilities, net	4,651	5,878
Other liabilities	6,211	55,792
Total Liabilities	$533,080	$1,405,187

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
September 30, 2014
(unaudited)

15. Subsequent Events
Subsequent to September 30, 2014, the Company disposed of two non-core properties for a gross disposal price of $16,385 and one retail property for a gross disposal price of $16,850.

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
Similarly, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to the financial performance of Inland American Real Estate Trust, Inc. (the "Company," "we," "us," or "our,"), its investment strategy and portfolio, cash flows, growth prospects, legal proceedings, acquisitions and dispositions, strategic transactions, amount and timing of anticipated future cash distributions, amount and timing of anticipated cash proceeds from previously announced sale transactions, timing of completion of the Self-Management Transactions (as defined below) and the impact of such Self-Management Transactions (as defined below) have on our results of operations, the proposed spin-off (the "Spin-Off") of Xenia Hotels and Resorts, Inc. ("Xenia") and other matters are forward-looking statements. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2014. These factors include, but are not limited to: market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the state of the debt and equity capital markets; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company's ability to satisfy closing conditions required for the consummation of acquisitions and dispositions, including the Company's ability to obtain lender consents and other third party consents and the timing of such consents; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; actions or failures by the Company’s joint venture partners, including development partners; the Company’s ability to successfully complete its transition to self-management; the Company’s expectations with respect to the timing of the Spin-Off and the potential failure to satisfy certain closing conditions with respect to the Spin-Off; if the SEC fails to declare Xenia’s preliminary registration statement on Form 10 (as amended from time to time, the "Form 10") effective in a timely manner or at all; if the NYSE fails to authorize the listing of Xenia’s common stock in a timely manner or at all; the Company’s board of directors may determine that the completion of the Spin-Off is not in our best interests and determine not to consummate the Spin-Off; and Xenia’s ability (or lack thereof) to operate successfully as a self-managed REIT. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, except as may be required by applicable law. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion and analysis relates to the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
Over the nine month period ending September 30, 2014, we continued to execute on our long-term strategy of principally focusing on our three asset classes - lodging, retail and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals are to enhance long-term stockholder value and position us to explore various strategic transactions designed to provide liquidity events for our stockholders.

On September 17, 2014, we entered into a definitive agreement to sell a portfolio consisting of 52 select service hotels for approximately $1.1 billion. This sale reflects a strategic shift for the Company and will have a major impact on our consolidated financial statements. We expect to realize approximately $480.0 million of net proceeds as a result of the transaction (after the prepayment of indebtedness encumbering the hotel assets). We expect to use the net proceeds from the transaction to advance the growth strategy of our student housing and retail portfolios, which includes, among other things, acquisitions, debt reduction and general corporate purposes. The transaction is expected to close no later than November 17, 2014 and is subject to customary approvals and closing conditions. We have classified these hotels as held for sale on the consolidated balance sheets as of September 30, 2014 and December 31, 2013, and the operations are reflected as discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013.

In connection with the proposed spin-off (the "Spin-Off") of Xenia Hotels and Resorts, Inc. ("Xenia"), Xenia (formerly Inland American Lodging Group, Inc.), our wholly-owned subsidiary that owns lodging assets, filed a preliminary registration statement on Form 10 ("Form 10") with the SEC on August 11, 2014, and filed an amendment on October 9, 2014. If the Spin-Off is consummated, Xenia would become a self-managed REIT and apply to list its shares of common stock on the New York Stock Exchange, under the symbol "XHR". The Spin-Off would be a significant step in the execution of our strategic plan while providing liquidity to our stockholders. At the effective time of the Spin-Off, we expect Xenia's real estate portfolio to consist of 46 premium full service, lifestyle and urban upscale hotels and two hotels under development from our portfolio of assets. Excluded from Xenia's real estate portfolio would be the 52 select service hotels that we held for sale as of September 30, 2014. Following the Spin-Off, we will currently expect to retain approximately 5% of Xenia's outstanding common stock. We currently expect the Spin-Off to be completed in two to six months. However, Xenia's filing of the Form 10 is a first step in an ongoing process and the Spin-Off may not occur. The Spin-Off is subject to the satisfaction of several conditions, including that the SEC shall have declared the Form 10 effective, Xenia’s common stock shall have been authorized for listing by the New York Stock Exchange and our board of directors determining, at the time of the effectiveness of the Spin-Off, that the Spin-Off remains in the Company's best interest.

If the Spin-Off is consummated, we and Xenia will review and announce revised dividend and distribution policies. At present, it is premature to definitively determine post-Spin-Off distribution rates for either company. However, we expect that our distribution payments will decrease after the Spin-Off because Xenia will own a substantial portion of our current lodging portfolio and these assets produce a substantial portion of our cash flow from operations. In addition, we currently expect that, after giving effect to the Spin-Off, the aggregate distributions paid by us and Xenia, on a combined basis, will be less than the current level of distributions paid by the Company. If the Spin-off is consummated, we expect that the value of our shares of common stock immediately following the Spin-Off will be lower than the value of such shares immediately prior to the Spin-Off because the value of our stock will no longer reflect the value of the assets retained by Xenia following the separation.

On April 25, 2014, we completed a modified “Dutch Auction” tender offer for the purchase of up to $350 million in value (subject to up to a 2% increase) of shares of our common stock (the “Offer”). On May 1, 2014, we accepted for purchase 60,665,233 shares of our common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate purchase price of $394.3 million, excluding fees and expenses relating to the Offer. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of our issued and outstanding shares of common stock at the time of purchase. Subsequent to the purchase of approved Offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166 for a final aggregate purchase price of $394.9 million as of September 30, 2014, excluding fees and expenses relating to the Offer.

On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") to begin the process of becoming entirely self managed (collectively, the "Self-Management Transactions"). We did not pay an internalization fee or self-management fee to the Inland Group in connection with the Self-Management Transactions. As of March 12, 2014, functions previously carried out by Inland American Business Manager & Advisor, Inc. (the "Business Manager") and certain functions performed by our Property Manager, such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company. We expect the remaining property management functions to transition at the end of 2014. Employees of our former Business Manager, including the executive team, that were previously employed by the Business Manager on behalf of the Company are now directly employed by the Company to lead the Company. In addition, the Company hired certain of the Property Manager's employees and expects to hire certain of the remaining Property Manager's employees at the end of 2014. Long term, we expect that becoming self-managed will positively impact our net income and funds from operations. We cannot, however, estimate the impact due to uncertainties regarding the anticipated transition-related expenses.

During the nine months ended September 30, 2014, on a consolidated basis, essentially all of our revenues and cash flows from operations were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expense relates to the operation of our properties as well as the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, regular repair and maintenance, management fees, utilities and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to, rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees and repairs and maintenance expenses.

During the nine months ended September 30, 2014, we saw our total net operating income increase from $376.5 million to $454.7 million when comparing the nine months ended September 30, 2013 to September 30, 2014. This increase of $78.1 million, or 20.7%, was primarily a result of an increase in lodging net operating income of $67.0 million resulting from a full nine months of operations from the fourteen lodging assets purchased during 2013, and lodging same store growth of $13.7 million or 11.1%.

In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Funds from Operations (“FFO”), a supplemental non-GAAP measure to net income determined in accordance with GAAP.

•	Cash flow from operations as determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

•	Economic and physical occupancy and rental rates.

•	Leasing activity and lease rollover.

•	Management of operating expenses.

•	Average daily room rate, revenue per available room, and average occupancy to measure our lodging properties.

•	Debt maturities and leverage ratios.

•	Liquidity levels.

During the nine months ended September 30, 2014, we disposed of approximately $1.5 billion of assets and deployed the capital into segments we believe have opportunity to generate higher or increased returns, which are retail, lodging, and student housing. Additionally, we used a portion of the disposition proceeds to fund the Offer in May 2014. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We had significant disposition activity during the second half 2013 and throughout 2014 and this disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment.

We expect to see continued increases in same store operating performance in our lodging segment through the remainder of 2014 as we expect occupancy and rates to remain high. Additionally, we expect our student housing performance to remain strong due to rental growth as rents per bed are in line with market activity. Our retail portfolio is expected to maintain high occupancy and have manageable lease rollover in the next three years. We believe the retail segment same store income will be comparable with 2013 results. In addition, we expect to see similar or slightly decreased operating performance in our non-core portfolio in 2014.

We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2014 and 2015.
Company highlights for the nine months ended September 30, 2014
Distributions
We have paid monthly cash distributions to our stockholders which totaled in the aggregate $331.1 million for the nine months ended September 30, 2014, which was equal to $0.50 per share on an annualized basis, assuming that a share would be outstanding the entire year. The distributions paid for the nine months ended September 30, 2014 were funded from cash flow from operations, distributions from unconsolidated joint ventures and gains on sale of properties. For more detail regarding distributions, see "Distributions" below.
Investing Activities
Our acquisition and disposition activities for the nine months ended September 30, 2014 highlight our move to divest of non-strategic assets and redeploy the capital into our long-term strategic segments: retail, lodging, and student housing. We acquired two retail properties for $26.2 million and one upper upscale lodging property for $183.0 million. We also have incurred a total of $78.9 million as of September 30, 2014 to develop five student housing properties, that we expect to place in service in 2015 and 2016. As part of our strategy to realign our asset segments into higher performing assets, we sold 13 non-core assets for $124.7 million, 11 retail assets for $103.0 million and two lodging assets for $25.9 million.
In addition, during the nine months ended September 30, 2014, we sold 223 net lease assets properties, including 182 bank branches, 24 industrial, 5 offices, and 12 single and multi-tenant retail assets for a gross disposition price of $1.2 billion. These assets were part of the purchase agreement to sell our net lease assets, consisting of 294 retail, office, and industrial properties in an all-cash transaction valued at approximately $2.3 billion, including the assumption of approximately $795.3 million of debt and repayment by us of approximately $360.9 million of debt that we entered into on August 8, 2013. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180.1 million. On May 8, 2014, we closed on the last tranche of assets associated with this sale, culminating in 223 total net lease assets sold for an aggregate disposition price of $1.9 billion. On the same day, the purchaser elected to terminate the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228.4 million, and in connection with such termination, the purchaser forfeited to us $10.0 million of the deposit posted into escrow.
Financing Activities
We successfully refinanced or paid off approximately $344.9 million of our 2014 maturities and placed debt of approximately $82.7 million on new and existing properties. We were able to obtain favorable rates while still maintaining a manageable debt maturity schedule for future years. As of September 30, 2014, we had $300 million available under our revolving line of credit and borrowed the full amount of our $200 million term loan. As of September 30, 2014, the interest rate for the term loan was 1.66% per annum. The facility assists us in bridging the proceeds from disposing of non-strategic assets to acquiring retail, lodging and student housing assets and completing the tender offer.
As of September 30, 2014, we had mortgage debt of approximately $4.0 billion, of which $510.4 million is related to the properties classified as held for sale, which has a weighted average interest rate of 4.83% per annum. Our debt maturities remaining for 2014 are $73.6 million. This debt bears interest at a weighted average interest rate of 2.66% per annum. In addition, of the total mortgage debt of $4.0 billion, approximately $1.1 billion of that amount is variable rate debt.
Operating Results
We experienced an increase in same store net operating income due to organic growth in our lodging segment as our same store net operating income results increased $13.7 million or 11.1% from the nine months ended September 30, 2013 to 2014. These increases in our lodging portfolio can be attributed to increased occupancy and revenue per available room, or "RevPAR". Our retail segment remained stable with high occupancy rates and contractual rental rates. Our student housing same store net operating income has decreased $4.5 million, or 23.3%, from September 30, 2013 to 2014 due to a one-time major repair project at one of our properties, of which $5.1 million was incurred for the nine months ended September 30, 2014. Overall, student housing revenues are holding steady. Our non-core segment's net operating income decreased slightly from prior year due to a decline in occupancy coupled with decreased rental rates.
The following table represents our same store net operating income (in thousands) for the nine months ended September 30, 2014. Net operating income is calculated in our segment reporting.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Increase (decrease)	Increase (decrease)	Occupancy September 30, 2014	Occupancy September 30, 2013
Retail	$135,085	$132,135	$2,950	2.2%	93%	93%
Lodging	136,774	123,064	13,710	11.1%	76%	74%
Student Housing	14,983	19,526	(4,543)	(23.3)%	88%	89%
Non-core	55,899	56,172	(273)	(0.5)%	92%	92%
	$342,741	$330,897	$11,844	3.6%

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three and nine months ended September 30, 2014 and 2013. We generate most of our net operating income from property operations. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room and average daily rate).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to Company	$52,552	$237,533	$192,523	$209,265
Net income per common share, basic and diluted	$0.06	$0.27	$0.22	$0.23
For the three and nine months ended September 30, 2014, we had net income of $52,552 and $192,523, respectively, and for the three and nine months ended September 30, 2013, we had net income of $237,533 and $209,265, respectively. The decrease in net income for both periods is primarily due to a decrease on gain on sale of properties in 2014 compared to 2013. For the three and nine months ended September 30, 2014, we sold 13 and 249 properties in which we realized a gain on the sale of properties of $13,163 and $169,625, respectively. For the three and nine months ended September 30, 2013, we sold 81 and 304 properties in which we realized a gain on the sale of properties of $281,216 and $400,938, respectively. The decrease in gain on sale of properties was offset by an increase in net operating income of $19,325 and $78,129 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, as a result of growth in our lodging segment from properties acquired subsequent to September 30, 2013 and same store growth. Additionally, we had less expense associated with the provision for asset impairment. For the three and nine months ended September 30, 2014, we recognized an impairment of $2,337 and $80,281, respectively, and for the three and nine months ended September 30, 2013, we recognized an impairment of $39,942 and $225,009, respectively.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013	2014 Increase (decrease) from 2013	September 30, 2014	September 30, 2013	2014 Increase (decrease) from 2013
Income:
Rental income	$93,905	$93,383	$522	$286,300	$282,462	$3,838
Tenant recovery income	15,055	16,669	(1,614)	50,396	53,459	(3,063)
Other property income	1,819	2,114	(295)	6,766	5,501	1,265
Lodging income	231,044	156,670	74,374	696,587	446,791	249,796
Operating Expenses:
Property operating expenses	$24,883	$20,978	$3,905	$69,127	$61,065	$8,062
Lodging operating expenses	151,375	104,439	46,936	454,386	295,106	159,280
Real estate taxes	21,117	18,296	2,821	61,880	55,515	6,365
Depreciation and amortization	74,730	64,449	10,281	222,795	198,651	24,144
Provision for asset impairment	2,337	39,942	(37,605)	80,281	225,009	(144,728)
General and administrative expenses	25,833	14,292	11,541	62,603	37,220	25,383
Business management fee	—	9,648	(9,648)	2,605	29,127	(26,522)
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

•
Total property income (excluding lodging) decreased $1,387 and increased $2,040 for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013. Our student housing segment had revenue increases of $2,799 and $14,631, respectively, due to an increased number of properties through acquisition. The increases were offset by a decrease in our retail segment of $1,620 and $13,541, respectively, due to the contribution of thirteen properties into the IAGM Retail Fund I, LLC joint venture in April 2013 and one property in July 2013. The operations for these properties are reflected in the three and nine months ended September 30, 2013, whereas there are no operating results reflected in 2014.

•
Property operating expenses increased $3,905 and $8,062, and real estate taxes increased $2,821 and $6,365, for the three and nine months ended September 30, 2014 compared to 2013, respectively. The increases in operating expenses are due to the acquisition of student housing properties. In addition, the real estate tax expense increase is largely attributed to the fifteen non-same store acquisitions in our lodging portfolio. These hotels were all of the upper-upscale designation or higher, which generally incur higher real estate taxes than other properties in the lodging segment. These increases in property operating expenses were offset by a decrease in retail property management fees related to the Self-Management Transactions.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through the rental of rooms and sales of associated food and beverage services. Lodging operating expenses include the room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.

•
Lodging net operating income increased $24,104 and $80,702 for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013 as a result of including a full nine months of operations in 2014 related to the fourteen hotels we acquired in 2013. These hotels were all of the upper-upscale designation or higher, which generate higher average daily rates and operating expenses than other lodging segments. Same store net operating income increased $5,881 and $13,710, or 13.9% and 11.1%, for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013 due to an increase in average daily rates from $158 to $168 for the three months ended September 30, 2013 to 2014 and from $159 to $166 for the nine months ended September 30, 2013 to 2014.

Provision for Asset Impairment

•
For the three and nine months ended September 30, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two properties (one lodging and one non-core) for the three months ended September 30, 2014 and six properties (two lodging and four non-core properties) for the nine months ended September 30, 2014 that we determined were impaired and subsequently written down to fair value. Additionally, one asset which was previously classified as held for sale as of December 31, 2013, was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647. Overall, we recorded a provision for asset impairment of $2,337 and $80,281 for the three and nine months ended September 30, 2014.

•
For the three and nine months ended September 30, 2013, we impaired eight and eighteen properties, respectively. During the nine months ended September 30, 2013, we identified one property in which expectations of future occupancy and leasing changed for a large single tenant office property. We became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, we analyzed various leasing and sale scenarios for the single tenant property. Based on the probabilities assigned to such scenarios, it was determined that the property was impaired and therefore, written down to fair value. As a result, we recorded an asset impairment charge of $147,480 on this property. For the nine months ended September 30, 2013, two properties were subsequently disposed and the respective impairment charge of $4,476 is included in discontinued operations. The remaining properties previously impaired by $225,009 remains in continuing operations on the consolidated statements of operations and comprehensive income.

General Administrative Expenses and Business Management Fee

•
We incurred a business management fee of $0 and $9,648 for the three months ended September 30, 2014 and 2013, respectively. We incurred a business management fee of $2,605 and $29,127 for the nine months ended September 30, 2014 and 2013, respectively.

•
As noted above, on March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, we; our Business Manager; Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); our property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which we agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for us by the Business Manager. We also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. We assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, ILodge and Property Manager employees who became our employees and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to us. We did not assume, and the Business Manager is obligated to indemnify, us against any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. We did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. We entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which we elected not to renew. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the nine months ended September 30, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605.

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

•
The business management fee of $29,127 for the nine months ended September 30, 2013 was equal to 0.28% of average invested assets. Long term, we expect that becoming self-managed will positively impact our net income and funds from operations. We cannot, however, estimate the impact due to uncertainties regarding the anticipated transition-related expenses.

•
The increase in general and administrative expenses of $11,541 and $25,383 for the three and nine months ended September 30, 2014, respectively, as compared to the same period in 2013 was a result of an increase in expenses connected to payroll, legal, and other professional fees primarily related to our transition to self-management, transaction readiness associated with the lodging portfolio, and additional legal costs.

Non-Operating Income and Expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013	2014 Increase (decrease) from 2013	September 30, 2014	September 30, 2013	2014 Increase (decrease) from 2013
Non-operating income and expenses:
Interest and dividend income	$2,534	$4,566	$(2,032)	$10,621	$14,756	$(4,135)
Gain on sale of investment properties	6,533	787	5,746	19,118	14,001	5,117
Other income (loss)	12,527	290	12,237	15,464	429	15,035
Interest expense	(45,753)	(45,400)	353	(138,597)	(139,584)	(987)
Equity in earnings (loss) of unconsolidated entities	(2,089)	3,000	(5,089)	334	11,044	(10,710)
Gain, (loss) and (impairment) on investment in unconsolidated entities, net	—	(5,471)	5,471	4,509	(6,039)	10,548
Realized gain on sale of marketable securities, net	27,852	14,222	13,630	42,998	31,866	11,132
Net income from discontinued operations	11,683	272,967	(261,284)	158,577	403,136	(244,559)

Gain on Sale of Investment Properties

In line with our early adoption of the new accounting standard governing discontinued operations, effective January 1, 2014, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. Only the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the select service hotels that are classified as held for sale on the consolidated balance sheet as of September 30, 2014 are included in discontinued operations. All other asset sales are included in continuing operations.

•
During the three and nine months ended September 30, 2014, gain on sale of properties was $6,533 and $19,118, respectively. The gain on sale of properties is primarily attributed to the sale of 13 and 26 properties during the three and nine months ended September 30, 2014, respectively.

•
During the three and nine months ended September 30, 2013, gain on sale of properties was $787 and $14,001, respectively. The gain on sale of properties for the three and nine months ended September 30, 2013 is primarily attributed to the contribution of thirteen properties into the IAGM Retail Fund I, LLC joint venture in April 2013 and one property in July 2013. We have an equity interest in the IAGM Retail Fund I, LLC joint venture; therefore we have a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale in continuing operations.

Other Income (Loss)

•
Other income increased to $12,527 from $290 for the three months ended September 30, 2014 and 2013, respectively. Other income (loss) increased to income of $15,464 from a loss of $429 for the nine months ended September 30, 2014 and 2013, respectively. The increase in both periods was primarily due to a gain from debt extinguishment of $12,133 for one property.

Realized Gain on Sale of Marketable Securities, net

•
Realized gain on sale of marketable securities, net, increased to $27,852 from $14,222 for the three months ended September 30, 2014 and 2013, respectively. Realized gain on securities, net, increased to $42,998 from $31,866 for the nine months ended September 30, 2014 and 2013. The increases were due to an increase in the quantity of shares sold in 2014 compared to 2013.

Discontinued Operations
In line with our early adoption of the new accounting standard governing discontinued operations, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. Only the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the select service hotels that are classified as held for sale on the consolidated balance sheet as of September 30, 2014 are included in discontinued operations for the three and nine months ended September 30, 2014. The net lease assets, the select service hotels, and properties disclosed as sold in previous filings are included in discontinued operations for the three and nine months ended September 30, 2013.

•
The decrease in net income from discontinued operations for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in the gain on sale of properties. Gain on sale of properties was $6,654 for the three months ended September 30, 2014 compared to $281,216 for the three months ended September 30, 2013.

•
The decrease in net income from discontinued operations for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in the gain on sale of properties. Gain on sale of properties was $152,030 for the nine months ended September 30, 2014 compared to $400,938 for the nine months ended September 30, 2013.

Segment Reporting

Our long-term portfolio strategy has been to principally focus on three asset classes - retail, lodging, and student housing. During the nine months ended September 30, 2014, we continued to execute that strategy by disposing of 236 non-core assets as well as classifying 52 select service lodging properties as held for sale.  We have concentrated our efforts on driving portfolio growth in the retail, student housing and lodging segments to enhance the long-term value of each segment's portfolio and respective platforms. By tailoring, expanding and refining these three components of our portfolio, our goals are to enhance long-term stockholder value and position us to explore various strategic transactions designed to provide liquidity events for our stockholders. For our non-core properties, we strive to improve individual property performance to increase each property’s value. We evaluate segment performance primarily based on net operating income. Net operating income excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
An analysis of our results of operations by segment is below. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. The properties sold reflected in discontinued operations or continuing operations are not included in same store activities. A total of 176 and 169 of our investment properties satisfied the criteria of being owned for the three and nine months ended September 30, 2014 and 2013, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to isolate the impact of our new acquisitions and dispositions on net income. The tables contained throughout summarize certain key operating performance measures for the three and nine months ended September 30, 2014 and 2013, respectively. The rental rates reflected in retail, student housing, and non-core segments are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, but exclusive of tenant improvements and lease commissions. Physical occupancy is defined as the percentage of total gross leasable area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Our Note 11, Segment Reporting, of our Notes to Consolidated Financial Statements, includes a reconciliation to GAAP net income.

Retail Segment
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, on a same store basis, our retail segment net operating income remained stable with a slight increase of $461, or 1.0%, up to $45,111 from $44,650. During the same three month period, the total segment net operating income decreased by $1,559 to $45,347 for the three months ended September 30, 2014 from $46,906 for the three months ended September 30, 2013. This decrease was a result of properties sold during the nine months ended September 30, 2014.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, on a same store basis, our retail segment net operating income remained stable with an increase of $2,950, or 2.2%, up to $135,085 from $132,135. During the same nine month period, the total segment net operating income decreased by $9,884 or 6.6% for the nine months ended September 30, 2014 compared to 2013. This was a result of our contributing thirteen properties to the IAGM Retail Fund I, LLC joint venture in April 2013 and one property in July 2013. For the nine months ended September 30, 2013, a full quarter of operations for these properties are included in net operating income as we did not contribute the properties until second quarter 2013. For the nine months ended September 30, 2014, there are no operating results for these properties included in net operating income.
We believe that fundamentals in the retail segment are slowly improving. We believe that sustainable growth is supported by the strong demand for grocery-anchored and necessity-based retail centers, which are part of our retail acquisition strategy due to their relative resiliency to e-commerce as compared with other retail asset classes. With limited new development and construction, we have a positive view of this segment long-term. Our retail portfolio strategy is to focus our capital in favorable demographic and geographic locations where rental and net operating income growth is expected. For current properties in the portfolio, we continue to maintain our expense controls and believe our successful property marketing programs enhance current tenant relationships. We focus on new consumer trends and reevaluate tenant synergy as leases mature in an effort to guarantee proper tenant diversity at our properties.

	Total Retail Properties
	As of September 30
	2014	2013
Physical occupancy	92%	92%
Economic occupancy	93%	92%
Rent per square foot	$13.60	$13.60
Investment in properties, before depreciation	$2,576,685	$2,671,444

The following table represents lease expirations for the retail segment as of September 30, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2014	92	531,098	$4,649	3.5%	2.3%	$8.75
2015	273	1,650,602	20,868	10.9%	10.1%	12.64
2016	306	1,727,110	24,685	11.4%	12.0%	14.29
2017	362	1,844,671	31,220	12.2%	15.1%	16.92
2018	287	1,759,410	27,094	11.6%	13.1%	15.40
2019	277	2,406,651	32,131	15.9%	15.6%	13.35
2020	104	1,200,775	16,004	7.9%	7.8%	13.33
2021	58	562,395	7,565	3.7%	3.7%	13.45
2022	46	821,120	10,077	5.4%	4.9%	12.27
2023	49	694,145	9,815	4.6%	4.8%	14.14
Thereafter	131	1,958,803	22,252	12.9%	10.8%	11.36
	1,985	15,156,780	$206,360	100%	100%	$13.62
We believe the percentage of leases expiring over the next five years which averages to 11% of total annualized rent, is a manageable percentage of lease rollover. We believe that we have staggered our lease expirations so that we can manage lease rollover.

The following table represents lease spread metrics for leases that commenced in 2014 compared to expiring leases for the prior tenant in the same unit:

	Number of Leases Commenced as of September 30, 2014	GLA SF	New Contractual Rent ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	% Change over (a)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable (b) Renewal Leases	180	1,109,816	$14.71	$14.03	4.85%	4.83	$0.03	$—
Comparable (b) New Leases	21	72,511	20.13	19.56	2.91%	9.09	28.59	9.43
Non-Comparable Renewal and New Leases	66	278,419	15.78	n/a	n/a	8.83	12.02	4.51
Total	267	1,460,746	$15.04	$14.37	4.66%	5.81	$3.73	$1.33
(a) Non-comparable leases are not included in totals.
(b) A comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage.

During the first nine months of 2014, 84 new leases and 183 renewals commenced with gross leasable area totaling 1,460,746 square feet, of which 201 were comparable. The 66 non-comparable leases commenced with rents starting at $15.78 in year 1 and had a weighted average term of 8.83 years. Tenant improvement allowances and lease commissions were $12.02 and $4.51 per square foot, respectively.
Our comparable renewal leases saw rent growth of 4.85%, increasing from $14.03 to $14.71 per square foot. The weighted average term was 4.83 years. Tenant improvement allowance and commissions were $0.03 and $0.00 per square foot, respectively.
For our comparable new leases, base rent increased by 2.91% from prior base rent, going from $19.56 to $20.13 per square foot. The weighted average term for comparable new leases was 9.09 years, with tenant improvement allowances and commissions at $28.59 and $9.43 per square foot, respectively. The small spread increase for comparable new leases was driven down by an anchor tenant who took possession in 2014. The prior tenant terminated early and paid a termination fee, which is reflected in other property income on the consolidated statement of operations and comprehensive income. Without this lease, overall comparable new leases saw growth of 6.66%.
Tenant improvement allowances were primarily given for our new leases, one of which represents 11% of the total tenant improvement allowance. Lease commissions were consistent across the new lease activity.
As of December 31, 2013, we had 216 leases set to expire in the first nine months of 2014, of which GLA totaled 1.27 million square feet. During the nine months ended September 30, 2014, we achieved a retention rate of 76%.

Comparison of the three months ended September 30, 2014 and 2013
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to July 1, 2013. The properties in the same store portfolio were owned for the entire three months ended September 30, 2014 and 2013. Activity in the non-same store column for the three months ended September 30, 2013 includes properties sold in 2014 that are included in continuing operations.

Retail	For the three months ended September 30, 2014			For the three months ended September 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$49,314	$1,357	$50,671	$48,437	$2,743	$51,180	$877	1.8%	$(509)	(1.0)%
Straight line adjustment	1,407	172	1,579	934	104	1,038	473	50.6%	541	52.1%
Tenant recovery income	13,631	433	14,064	14,727	381	15,108	(1,096)	(7.4)%	(1,044)	(6.9)%
Other property income	595	68	663	994	277	1,271	(399)	(40.1)%	(608)	(47.8)%
Total income	64,947	2,030	66,977	65,092	3,505	68,597	(145)	(0.2)%	(1,620)	(2.4)%
Expenses:
Property operating expenses	10,739	1,446	12,185	11,334	753	12,087	595	5.2%	(98)	(0.8)%
Real estate taxes	9,097	348	9,445	9,108	496	9,604	11	0.1%	159	1.7%
Total operating expenses	19,836	1,794	21,630	20,442	1,249	21,691	606	3.0%	61	0.3%
Net operating income	$45,111	$236	$45,347	$44,650	$2,256	$46,906	$461	1.0%	$(1,559)	(3.3)%

Economic occupancy as of September 30	93%	N/A	93%	93%	N/A	92%
Number of properties owned as of September 30	109	5	114	109	2	111

Comparison of the nine months ended September 30, 2014 and 2013
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2014 and 2013. Activity in the non-same store column for the nine months ended September 30, 2013 includes properties contributed to the IAGM joint venture and properties sold in 2014 that are included in continuing operations.

Retail	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$145,004	$7,967	$152,971	$143,861	$19,116	$162,977	$1,143	0.8%	$(10,006)	(6.1)%
Straight line adjustment	3,326	616	3,942	3,205	1,175	4,380	121	3.8%	(438)	(10.0)%
Tenant recovery income	42,833	2,600	45,433	43,306	5,495	48,801	(473)	(1.1)%	(3,368)	(6.9)%
Other property income	3,241	226	3,467	2,827	369	3,196	414	14.6%	271	8.5%
Total income	194,404	11,409	205,813	193,199	26,155	219,354	1,205	0.6%	(13,541)	(6.2)%
Expenses:
Property operating expenses	32,278	5,197	37,475	34,055	4,753	38,808	1,777	5.2%	1,333	3.4%
Real estate taxes	27,041	1,356	28,397	27,009	3,712	30,721	(32)	(0.1)%	2,324	7.6%
Total operating expenses	59,319	6,553	65,872	61,064	8,465	69,529	1,745	2.9%	3,657	5.3%
Net operating income	$135,085	$4,856	$139,941	$132,135	$17,690	$149,825	$2,950	2.2%	$(9,884)	(6.6)%

Economic occupancy as of September 30	93%	N/A	93%	93%	N/A	92%
Number of properties owned as of September 30	108	6	114	108	3	111
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
In 2014, we made significant progress on our lodging portfolio strategy, to move out of certain midscale lodging assets and into more urban, full service properties. On September 17, 2014, we entered into a definitive agreement to sell a portfolio consisting of 52 select service hotels for approximately $1.1 billion, which is expected to close no later than November 17, 2014. Refining the assets in our lodging portfolio to full service properties coupled by the significant improvement in the lodging industry has driven the increase in our operating performance for this sector. We are optimistic our lodging portfolio will continue its strong performance during the remainder of 2014 with increases in RevPAR and ADR.
For the three months ended September 30, 2014 and 2013, our lodging segment same store net operating income increased $5,881, or 13.9%, to $48,274 from $42,393, respectively. This was a result of increased RevPAR to $130 from $119 for the three months ended September 30, 2014 and 2013, respectively. On a total segment basis, lodging net operating income increased $24,104, or 51.9% when comparing the three months ended September 30, 2014 to the same period in 2013, which is the result of a full period of operations for the eleven hotel acquisitions that occurred in the second half of 2013.
For the nine months ended September 30, 2014 and 2013, our lodging segment same store net operating income increased $13,710, or 11.1% to $136,774 from $123,064, respectively. This was a result of increased RevPAR to $127 from $117 for the nine months ended September 30, 2014 and 2013, respectively. ADR also increased to $166 from $159 for the nine months ended September 30, 2014 and 2013, respectively, and occupancy increased 2% from the nine months ended September 30, 2013 to 2014. On a total segment basis, lodging net operating income increased $80,702, or 59.8%, when comparing the nine months ended September 30, 2014 to the same period in 2013. The increase in net operating income was a result of a full nine months of operations related to our fourteen hotel acquisitions in 2013, which were all in the luxury, upper-upscale, or upscale designation. These hotels contributed to the total segment increase in RevPAR to $138 from $119 and ADR to $176 from $160 for the nine months ended September 30, 2014 to the same period in 2013.
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two lodging properties. One lodging property was partially closed and fully opened by September 30, 2014, while the other lodging property remained closed for repairs as of September 30, 2014. We will not record an insurance recovery receivable for business interruption losses at September 30, 2014 until we determine that we will be compensated for such losses. We recorded a loss of $8,328 which represents the book value of the properties and equipment written off for the property damage. We expect to receive insurance proceeds to compensate for the property damages, so we also recorded an offsetting insurance recovery receivable of $8,328.

	Total Lodging Properties
	For the nine months ended September 30
	2014	2013
Revenue per available room	$138	$119
Average daily rate	$176	$160
Occupancy	78%	74%
Investment in properties, before depreciation	$3,094,905	$2,580,128

Comparison of three months ended September 30, 2014 and 2013
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to July 1, 2013. The properties in the same store portfolio were owned for the entire three months ended September 30, 2014 and 2013.

Lodging	For the three months ended September 30, 2014			For the three months ended September 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$158,515	$72,529	$231,044	$143,317	$13,353	$156,670	$15,198	10.6%	$74,374	47.5%
Expenses:
Lodging operating expenses	103,617	47,758	151,375	95,624	8,815	104,439	(7,993)	(8.4)%	(46,936)	(44.9)%
Real estate taxes	6,624	2,535	9,159	5,300	525	5,825	(1,324)	(25.0)%	(3,334)	(57.2)%
Total operating expenses	110,241	50,293	160,534	100,924	9,340	110,264	(9,317)	(9.2)%	(50,270)	(45.6)%
Net operating income	$48,274	$22,236	$70,510	$42,393	$4,013	$46,406	$5,881	13.9%	$24,104	51.9%

Average occupancy for the period	77%	N/A	79%	76%	N/A	76%
Number of properties owned as of September 30	35	12	47	35	5	40
Room RevPAR	$130	N/A	$139	$119	N/A	$121
Average Daily Rate	$168	N/A	$176	$158	N/A	$159

Comparison of nine months ended September 30, 2014 and 2013
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire nine months ended September 30, 2014 and 2013.

Lodging	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$443,393	$253,194	$696,587	$405,581	$41,210	$446,791	$37,812	9.3%	$249,796	55.9%
Expenses:
Lodging operating expenses	288,313	166,073	454,386	267,099	28,007	295,106	(21,214)	(7.9)%	(159,280)	(54.0)%
Real estate taxes	18,306	8,333	26,639	15,418	1,407	16,825	(2,888)	(18.7)%	(9,814)	(58.3)%
Total operating expenses	306,619	174,406	481,025	282,517	29,414	311,931	(24,102)	(8.5)%	(169,094)	(54.2)%
Net operating income	$136,774	$78,788	$215,562	$123,064	$11,796	$134,860	$13,710	11.1%	$80,702	59.8%

Average occupancy for the period	76%	N/A	78%	74%	N/A	74%
Number of properties owned as of September 30	32	15	47	32	8	40
Room RevPAR	$127	N/A	$138	$117	N/A	$119
Average Daily Rate	$166	N/A	$176	$159	N/A	$160
If the Spin-Off is consummated, we will no longer have a lodging segment.
Student Housing Segment
We focus on growing our student housing portfolio through property acquisitions and development. In 2014, we continued development of four student housing properties currently in our pipeline and anticipate placing these properties in service in the second half of 2015 through the beginning of 2016. Additionally, this quarter we began the development of another student housing property that we anticipate placing in service in the second half of 2016. Our rental rates in student housing rose for the nine months ended September 30, 2014 compared to 2013 due to favorable market conditions as well as the addition of new properties.
For the three months ended September 30, 2014, on same store basis, net operating income decreased by $3,061 or 52.9%, compared to the same period in 2013. On a total segment basis, our student housing segment net operating income decreased by $1,405, or 16.2% for the three months ended September 30, 2014 compared to the same period in 2013. Both were a result of a one-time major repair project at one of our properties, of which $3,063 was incurred for the three months ended September 30, 2014. We expect this project to be completed in 2014.
For the nine months ended September 30, 2014, on same store basis, net operating income decreased by $4,543 or 23.3%, compared to the same period in 2013, due to the one-time major repair project, of which $5,100 was incurred during the nine months ended September 30, 2014. On a total segment basis, our student housing segment saw an increase in net operating income of $6,133 or 25.7%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily driven by a full nine months of operations for the three properties acquired and one property placed in service in 2013. In addition, we were able to increase rental rates to $743 from $710 for the nine months ended September 30, 2014 and 2013, respectively.

	Total Student Housing Properties
	For the nine months ended September 30
	2014	2013
Economic occupancy	89%	80%
End of month scheduled rent per student housing bed per month	$743	$710
Investment in properties, before depreciation	$712,511	$709,652

Comparison of three months ended September 30, 2014 and 2013
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to July 1, 2013. The properties in the same store portfolio were owned for the three months ended September 30, 2014 and 2013.

Student Housing	For the three months ended September 30, 2014			For the three months ended September 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$11,737	$5,850	$17,587	$11,495	$3,527	$15,022	$242	2.1%	$2,565	17.1%
Straight line adjustment	13	4	17	36	118	154	(23)	(63.9)%	(137)	(89.0)%
Tenant recovery income	99	35	134	114	—	114	(15)	(13.2)%	20	17.5%
Other property income	768	351	1,119	744	24	768	24	3.2%	351	45.7%
Total revenues	12,617	6,240	18,857	12,389	3,669	16,058	228	1.8%	2,799	17.4%
Expenses:
Property operating expenses	8,808	1,363	10,171	5,579	415	5,994	(3,229)	(57.9)%	(4,177)	(69.7)%
Real estate taxes	1,086	307	1,393	1,026	340	1,366	(60)	(5.8)%	(27)	(2.0)%
Total operating expenses	9,894	1,670	11,564	6,605	755	7,360	(3,289)	(49.8)%	(4,204)	(57.1)%
Net operating income	$2,723	$4,570	$7,293	$5,784	$2,914	$8,698	$(3,061)	(52.9)%	$(1,405)	(16.2)%

Average occupancy for the period	87%	N/A	88%	82%	N/A	83%
Number of properties owned as of September 30	13	1	14	13	1	14

Comparison of nine months ended September 30, 2014 and 2013
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the nine months ended September 30, 2014 and 2013.

Student Housing	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$33,991	$17,905	$51,896	$33,818	$4,542	$38,360	$173	0.5%	$13,536	35.3%
Straight line adjustment	19	174	193	105	156	261	(86)	(81.9)%	(68)	(26.1)%
Tenant recovery income	313	87	400	339	8	347	(26)	(7.7)%	53	15.3%
Other property income	2,179	940	3,119	1,894	115	2,009	285	15.0%	1,110	55.3%
Total revenues	36,502	19,106	55,608	36,156	4,821	40,977	346	1.0%	14,631	35.7%
Expenses:
Property operating expenses	19,524	3,425	22,949	13,860	(144)	13,716	(5,664)	(40.9)%	(9,233)	(67.3)%
Real estate taxes	1,995	692	2,687	2,770	652	3,422	775	28.0%	735	21.5%
Total operating expenses	21,519	4,117	25,636	16,630	508	17,138	(4,889)	(29.4)%	(8,498)	(49.6)%
Net operating income	$14,983	$14,989	$29,972	$19,526	$4,313	$23,839	$(4,543)	(23.3)%	$6,133	25.7%

Average occupancy for the period	88%	N/A	89%	89%	N/A	80%
Number of properties owned as of September 30	10	4	14	10	4	14

Non-core Segment
We are executing our long-term portfolio strategy by principally focusing on three specific real estate asset classes - retail, lodging and student housing. The remaining assets outside of these asset classes are grouped together in the non-core segment. Our non-core segment consists of 14 industrial properties, nine office properties, and five single-tenant retail properties. The segment consists of a diverse portfolio of assets, each with different performance goals. We continue to focus on long-term value for the individual assets in the non-core segment.
For the three months ended September 30, 2014, on a same store basis, our non-core segment saw a decrease in net operating income of $1,117, or 5.8%, compared to the same period in 2013. On a total segment basis, our non-core segment saw a decrease in net operating income of $1,815, or 7.9% for the three months ended September 30, 2014 compared to the same period in 2013. The decreases were primarily driven by a single tenant office property which became vacant in August 2013.
For the nine months ended September 30, 2014, on a same store basis, net operating income decreased slightly by $273 or 0.5%, compared to the same period in 2013. For the nine months ended September 30, 2014 and 2013, our total segment net operating income increased by $1,178 or 1.7% compared to the same period in 2013. The increase was a result of the consolidation of ten properties from one of our previously unconsolidated joint ventures. One of the ten properties was sold during the three months ended September 30, 2014.

	Total Non-core Properties
	As of September 30
	2014	2013
Physical occupancy	91%	92%
Economic occupancy	91%	92%
Base rent per square foot	$14.13	$14.93
Investment in properties, before depreciation	$888,447	$956,989

The following table represents lease expirations for the non-core segment as of September 30, 2014:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2014	1	108,600	$1,238	1.7%	1.3%	$11.40
2015	6	161,169	1,571	2.5%	1.7%	9.75
2016	13	2,495,906	36,991	38.0%	39.8%	14.82
2017	8	1,753,332	21,419	26.7%	23.1%	12.22
2018	4	231,315	6,054	3.5%	6.5%	26.17
2019	6	722,675	8,985	11.0%	9.7%	12.43
2020	2	329,909	10,096	5.0%	10.9%	30.60
2021	2	226,979	3,257	3.5%	3.5%	14.35
2022	1	41,690	1,145	0.6%	1.2%	27.46
2023	—	—	—	—%	—%	—
Thereafter	2	489,649	2,113	7.5%	2.3%	4.32
	45	6,561,224	$92,868	100%	100%	$14.15

We believe the percentage of leases expiring over the next five years, ranging from 1.3% to 6.5%, except for 2016 and 2017, is a manageable percentage of lease rollover. In 2016 and 2017, the leases on two properties expire. One property with approximately 1.7 million square feet is occupied by AT&T in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second property with approximately 1.5 million square feet is occupied by AT&T in St. Louis, Missouri.

Comparison of three months ended September 30, 2014 and 2013
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to July 1, 2013. The properties in the same store segment were owned for the three months ended September 30, 2014 and 2013. Activity in the non-same store column for the three months ended September 30, 2013 includes properties sold in 2014 that are included in continuing operations.

Non-core	For the three months ended September 30, 2014			For the three months ended September 30, 2013			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$21,037	$3,680	$24,717	$21,365	$4,053	$25,418	$(328)	(1.5)%	$(701)	(2.8)%
Straight line adjustment	(310)	(356)	(666)	(318)	889	571	8	(3)%	(1,237)	(217)%
Tenant recovery income	770	87	857	1,154	293	1,447	(384)	(33.3)%	(590)	(40.8)%
Other property income	44	(7)	37	53	22	75	(9)	(17.0)%	(38)	(50.7)%
Total income	21,541	3,404	24,945	22,254	5,257	27,511	(713)	(3.2)%	(2,566)	(9.3)%
Expenses:
Property operating expenses	2,609	(82)	2,527	1,913	984	2,897	(696)	(36.4)%	370	12.8%
Real estate taxes	858	262	1,120	1,150	351	1,501	292	25.4%	381	25.4%
Total operating expenses	3,467	180	3,647	3,063	1,335	4,398	(404)	(13.2)%	751	17.1%
Net operating income	$18,074	$3,224	$21,298	$19,191	$3,922	$23,113	$(1,117)	(5.8)%	$(1,815)	(7.9)%

Economic occupancy as of September 30	92%	N/A	91%	92%	N/A	92%
Number of properties owned as of September 30	19	9	28	19	—	19

Comparison of nine months ended September 30, 2014 and 2013
The table below represents operating information for the non-core segments and for the same store segments consisting of properties acquired prior to January 1, 2013. The properties in the same store segment were owned for the nine months ended September 30, 2014 and 2013. Activity in the non-same store column for the nine months ended September 30, 2013 includes properties sold in 2014 that are included in continuing operations.

Non-core	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013			Same Store Portfolio Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$64,107	$14,183	$78,290	$63,908	$12,691	$76,599	$199	0.3%	$1,691	2.2%
Straight line adjustment	(1,085)	93	(992)	(1,032)	917	(115)	(53)	5%	(877)	763%
Tenant recovery income	3,273	1,290	4,563	3,351	960	4,311	(78)	(2.3)%	252	5.8%
Other property income	140	40	180	137	159	296	3	2.2%	(116)	(39.2)%
Total income	66,435	15,606	82,041	66,364	14,727	81,091	71	0.1%	950	1.2%
Expenses:
Property operating expenses	7,282	1,421	8,703	6,685	1,856	8,541	(597)	(8.9)%	(162)	(1.9)%
Real estate taxes	3,254	903	4,157	3,507	1,040	4,547	253	7.2%	390	8.6%
Total operating expenses	10,536	2,324	12,860	10,192	2,896	13,088	(344)	(3.4)%	228	1.7%
Net operating income	$55,899	$13,282	$69,181	$56,172	$11,831	$68,003	$(273)	(0.5)%	$1,178	1.7%

Economic occupancy as of September 30	92%	N/A	91%	92%	N/A	92%
Number of properties owned as of September 30	19	9	28	19	—	19

Developments
We have development projects that are in various stages of pre-development and development which we fund with borrowings secured by the properties and our equity. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. These developments encompass the lodging and student housing segments.
The properties under development and all amounts set forth below are as of September 30, 2014. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Property Type	Beds/ Rooms	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded by Inland American (c)	Note Payable as of September 30, 2014	Estimated Placed in Service Date (d) (e)
UH at Charlotte	Charlotte, NC	Student Housing	671 Beds	$27,726	$49,533	$—	$6,228	Q2 2015
UH Tempe Phase II Development	Tempe, AZ	Student Housing	272 Beds	8,975	25,237	—	448	Q3 2015
UH Georgia Tech	Atlanta, GA	Student Housing	706 Beds	31,663	75,470	—	1,919	Q3 2015
Cityville Venue at the Ballpark	Birmingham, AL	Student Housing	327 Beds	7,075	34,940	6,681	—	Q1 2016
UH 2100 San Antonio	Austin, TX	Student Housing	504 Beds	3,421	53,542	15,319	1	Q3 2016
Grand Bohemian Charleston	Charleston, SC	Lodging	50 Rooms	14,374	29,500	3,608	8,331	Q2 2015
Grand Bohemian Mountain Brook	Mountain Brook, AL	Lodging	100 Rooms	13,349	39,000	4,861	5,642	Q3 2015

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

As part of our restructure and foreclosure of a note receivable, we began overseeing, as the secured lender, certain roadway and utility infrastructure projects that will provide access to the 240-acre Sacramento Railyards property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state and local municipalities, and its development is scheduled to be completed in phases during the years 2014-2030. We are currently engaged in efforts both to either sell parcels within the Railyards or to sell the entire property to a master developer. The current book value of the Railyards property is $152.2 million as of September 30, 2014.

Liquidity and Capital Resources
As of September 30, 2014, we had $348.8 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. Maintaining significant capital reserves is a priority of the Company. We believe we are appropriately positioned to have significant cash to utilize in executing our strategy.
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
Long Term Liquidity and Capital Resources
On a long term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our segments that produce attractive current yield and long term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning of our retail and lodging properties, growth of our student housing segment, and for so long as we have a lodging segment, the increased performance of our lodging segment will increase our operating cash flows. We believe that after giving effect to the Spin-Off, the continued repositioning of our retail properties and the continued growth of our student housing segment will increase our operating cash flows over the long term.
Our principal demands for funds are:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures;

•	to invest in properties;

•	to fund joint ventures; and

•	to fund development investments.
Generally, our cash needs are funded from:

•	income earned on our investment properties;

•	interest income on investments and dividend and gain on sale income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties; and

•	proceeds from our line of credit.

Acquisitions and Dispositions of Real Estate Investments
We acquired three and fifteen properties during the nine months ended September 30, 2014 and 2013, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $194.9 million and $783.6 million for these acquisitions. For the nine months ended September 30, 2014, we sold 249 properties, consisting of 223 net lease assets (which include 182 bank branches, 24 industrial, five offices, and 12 retail assets) as well as 13 other non-core properties: 11 retail properties and two lodging properties, generating net sales proceeds of $774.6 million. Comparatively for the nine months ended September 30, 2013 we sold 304 properties, including 258 bank branches, 40 non-core properties, three retail properties, and three lodging properties, generating net sales proceeds of $1,884.5 million.

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2014 to September 30, 2014 totaling $329.1 million or $0.50 per share on an annualized basis, assuming that a share was outstanding for the entire year, including amounts reinvested through the distribution reinvestment plan. For the nine months ended September 30, 2014, we paid cash distributions of $331.1 million. The sources of these cash distributions were $324.3 million from our cash flow from operations, $26.6 million provided by distributions from unconsolidated entities, as well as $171.1 million from gains on sales of properties.
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
On April 25, 2014, we completed the Offer, and on May 1, 2014, we accepted for purchase 60,665,233 shares of our common stock, representing approximately 6.61% of our issued and outstanding shares of common stock at the time of purchase. Subsequent to the purchase of approved Offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166. Our purchase of shares of common stock in the Offer, and the resulting reduction in issued and outstanding shares of common stock, was partially responsible for our paying approximately $4.8 million less in distributions during the nine months ended September 30, 2014 than during the nine months ended September 30, 2013.
If the Spin-Off is consummated, we and Xenia will review and announce revised dividend and distribution policies. At present, it is premature to definitively determine post-Spin-Off distribution rates for either company. However, we expect that our distribution payments will decrease after the Spin-Off because Xenia will own a substantial portion of our current lodging portfolio and these assets produce a substantial portion of our cash flow from operations. In addition, we currently expect that, after giving effect to the Spin-Off, the aggregate distributions paid by us and Xenia, on a combined basis, will be less than the current level of distributions we pay.
The following chart presents a historical view of our distribution coverage. (Dollar amounts stated in thousands.)

	Nine Months Ended	Twelve months ended December 31,
	September 30, 2014	2013	2012	2011	2010	2009
Cash flow provided by operations	$324,337	$422,813	$456,221	397,949	356,660	369,031
Distributions from unconsolidated entities	26,569	20,121	31,710	33,954	31,737	32,081
Gain on sales of properties (1)	171,148	456,563	40,691	6,141	55,412	—
Distributions declared	(329,144)	(450,106)	(440,031)	(429,599)	(417,885)	(405,337)
Excess (deficiency)	$192,910	$449,391	$88,591	8,445	25,924	(4,225)

	Three months ended	Three months ended	Three months ended	Nine Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Cash flow provided by operations	$61,682	$137,247	$125,408	$324,337
Distributions from unconsolidated entities	15,629	5,830	5,110	26,569
Gain on sales of properties (1)	126,943	31,018	13,187	171,148
Distributions declared	(114,155)	(107,280)	(107,709)	(329,144)
Excess	$90,099	$66,815	$35,996	$192,910

	Three months ended	Three months ended	Three months ended	Nine Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Cash flow provided by operations	$94,063	$117,043	$114,549	$325,655
Distributions from unconsolidated entities	2,529	6,620	6,166	15,315
Gain on sales of properties (1)	23,909	109,028	281,986	414,923
Distributions declared	(111,569)	(112,212)	(112,868)	(336,649)
Excess	$8,932	$120,479	$289,833	$419,244
(1) Excludes gains reflected on impaired values and excludes gain/loss on transfer of assets.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Nine Months Ended September 30,		Twelve months ended December 31,
	2014	2013	2013	2012	2011	2010	2009
Distributions declared	$329,144	336,649	$450,104	$440,031	429,599	417,885	405,337
Distributions paid	331,147	335,993	449,253	439,188	428,650	416,935	411,797
Distributions reinvested	95,832	136,619	181,630	191,785	199,591	207,296	231,306

Stock Offering
During the nine months ended September 30, 2014, we sold a total of 13.8 million shares and generated $95.8 million in gross offering proceeds under the distribution reinvestment plan, as compared to 19.7 million shares and $136.6 million during the nine months ended September 30, 2013. Our average distribution reinvestment plan participation was 37% for the nine months ended September 30, 2014, compared to 41% for the nine months ended September 30, 2013. On August 12, 2014, in connection with the potential Spin-Off, we announced that our board of directors voted to suspend the distribution reinvestment plan until further notice.
Share Repurchase Program
Our board of directors adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012. Our board subsequently adopted a Second Amended and Restated Share Repurchase Program, which was effective from February 1, 2012 through February 28, 2014 (the “SRP”). The Board of Directors voted to suspend the SRP on January 29, 2014. While the board previously expected to be in a position to reinstate the SRP later this year, in light of recent developments related to the potential Spin-Off, the SRP will remain suspended.
In January 2014, we repurchased 1,077,829 shares requested in fourth quarter 2013. There are no additional requests outstanding. The price per share for all shares repurchased was $6.94 and all repurchases were funded from proceeds from our distribution reinvestment plan.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the quarter ended March 31, 2014	—	1,077,829	$6.94	$7,481
(a) Shares are repurchased in the month subsequent to the quarter in which the requests were received.
On April 25, 2014, we completed the Offer, and on May 1, 2014, we accepted for purchase 60,665,233 shares of our common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate purchase price of $394.3 million, excluding fees and expenses relating to the Offer and paid by us. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of our issued and outstanding shares of common stock as of April 30, 2014. Subsequent to the purchase of approved Offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166 for a final aggregate purchase price of $394.9 million as of September 30, 2014, excluding fees and expenses relating to the Offer and paid by us.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2014 (dollar amounts are stated in thousands).

	2014	2015	2016	2017	2018	Thereafter	Total
Maturing debt :
Fixed rate debt (mortgage loans)	$—	$111,762	$664,938	$1,054,901	$466,177	$585,151	$2,882,929
Variable rate debt (mortgage loans)	73,558	313,679	53,831	37,500	224,815	373,973	1,077,356
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	—%	5.69%	5.54%	5.76%	6.06%	5.36%	5.67%
Variable rate debt (mortgage loans)	2.66%	2.65%	3.22%	3.19%	2.27%	2.52%	2.57%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a net discount of $13.2 million, net of accumulated amortization, is outstanding as of September 30, 2014. Of the total outstanding debt for all years, approximately $227.6 million is recourse to the Company, of which $15.3 million relates to properties classified as held for sale as of September 30, 2014.
As of September 30, 2014, we had approximately $73.6 million and $425.4 million in mortgage debt maturing in 2014 and 2015, respectively. We are currently negotiating refinancing the remaining 2014 debt with the existing lenders at terms that will most likely be at comparable rates. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.

We have a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500 million. The credit facility consists of a $300 million senior unsecured revolving line of credit and the total outstanding term loan is $200 million. The accordion feature is $800 million. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. We have a one-year extension option on the revolver which we may exercise as long as there is no existing default, we are in compliance with all covenants, a 60-day notice has been provided and we pay an extension fee equal to 0.20% of the commitment amount being extended.

As of September 30, 2014, we believe we were in compliance with all of the covenants and default provisions under the credit agreement. As of September 30, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.76% and 1.66%, respectively. Upon closing the credit agreement, we borrowed the full amount of the term loan which remains outstanding as of September 30, 2014. As of September 30, 2014, we had $300 million available under the revolving line of credit.
Mortgage loans outstanding as of September 30, 2014 and December 31, 2013 were $4.0 billion and $4.7 billion, respectively, and had weighted average interest rates of 4.83% and 5.09% per annum, respectively. Of these mortgage loans outstanding at September 30, 2014, approximately $510.4 million related to properties held for sale. For the nine months ended September 30, 2014 and 2013, we had a net pay down of $59.7 million and $65.4 million, respectively, against our portfolio of marketable securities. For the nine months ended September 30, 2014 and 2013, we borrowed approximately $297.5 million and $656.8 million, respectively, secured by mortgages on our properties and assumed no and $36.0 million of debt at acquisition on the 2014 and 2013 property acquisitions, respectively.
Summary of Cash Flows

	(in thousands)
	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$324,337	$325,655
Cash provided by investing activities	560,140	1,092,542
Cash used in financing activities	(854,924)	(1,255,174)
Increase in cash and cash equivalents	$29,553	$163,023
Cash and cash equivalents, at beginning of period	319,237	220,779
Cash and cash equivalents, at end of period	$348,790	$383,802
Cash provided by operating activities was $324.3 million and $325.7 million for the nine months ended September 30, 2014 and 2013, respectively, and was generated primarily from operating income from property operations and interest and distributions. While the acquisition of lodging and student housing properties increased our operating performance, there was a reduction in the cash provided by operating activities compared to prior year due to increases in receivables.
Cash provided by investing activities was $560.1 million and $1,092.5 million for the nine months ended September 30, 2014 and 2013, respectively. The cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to the proceeds from the sale of properties associated with net lease asset sale offset by the acquisition of one lodging property and two retail properties. The cash provided by investing activities from the nine months ended September 30, 2013 was primarily due to the proceeds from the sale of 258 bank branches, three retail properties, three hotels, 40 non-core properties, including our IDS property that is approximately 1.4 million square feet. These dispositions were offset by the acquisition of eight hotels, three retail properties, and five student housing properties.

Cash used in financing activities was $854.9 million and $1,255.2 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, we paid off debt of $367.5 million and $1,561.4 million, respectively. Conversely, for the nine months ended September 30, 2014, we repurchased shares of $403.9 million compared to $28.0 million for the nine months ended September 30, 2013.

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

Joint Venture	Ownership %	Investment at September 30, 2014
Cobalt Industrial REIT II	36%	$72,463
Brixmor/IA JV, LLC	(a)	60,960
IAGM Retail Fund I, LLC	55%	110,102
Other Unconsolidated Entities	Various	5,340
		$248,865

(a)	We have preferred membership interest and are entitled to a 11% preferred dividend in Brixmor/IA JV, LLC.
Seasonality

The lodging industry is seasonal in nature which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Our student housing properties have a one-year lease up period, which typically occurs in the fall of the preceding year.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	September 30, 2014	December 31, 2013
Balance Sheet Data:
Total assets	$8,281,773	$9,662,464
Total debt	$3,636,809	$3,641,552

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating Data:
Total income	$341,823	$268,836	$1,040,049	$788,213
Total interest and dividend income	$2,534	$4,566	$10,621	$14,756
Net income attributable to Company	$52,552	$237,533	$192,523	$209,265
Net income per common share, basic and diluted	$0.06	$0.27	$0.22	$0.23
Common Stock Distributions:
Distributions declared to common stockholders	$107,709	$112,868	$329,144	$336,649
Distributions paid to common stockholders	$107,635	$112,648	$331,147	$335,993
Distributions per weighted average common share	$0.12	$0.12	$0.37	$0.37
Funds from Operations:
Funds from operations (a)	$132,874	$103,801	$387,645	$350,521
Cash Flow Data:
Cash flows provided by operating activities	$125,408	$114,550	$324,337	$325,655
Cash flows provided by investing activities	$140,666	$537,743	$560,140	$1,092,542
Cash flow used in financing activities	$(281,472)	$(564,434)	$(854,924)	$(1,255,174)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	861,627,855	902,456,636	883,537,865	897,300,455

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

FFO is neither intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		For the three months ended		For the nine months ended
		September 30,		September 30,
Funds from Operations:		2014	2013	2014	2013
	Net income attributable to Company	$52,552	$237,533	$192,523	$209,265
Add:	Depreciation and amortization related to investment properties	86,138	92,951	259,566	297,979
	Depreciation and amortization related to investment in unconsolidated entities	6,800	9,282	32,698	25,467
	Provision for asset impairment	2,337	39,942	80,281	229,486
	Impairment of investment in unconsolidated entities	—	5,529	—	6,532

Less:	Gain from property sales and transfer of assets	13,187	282,002	171,148	414,923
	Gain (loss) from property sales reflected in equity in earnings of unconsolidated entities	1,766	(624)	1,766	2,792
	Gain from sale of investment in unconsolidated entities	—	58	4,509	493
	Funds from operations	$132,874	$103,801	$387,645	$350,521
Below is additional information related to certain items that significantly impact the comparability of our FFO and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
(Gain) loss on extinguishment of debt	$(12,009)	$16,588	$(1,930)	$18,984
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	—	—	—	(5,709)
Straight-line rental income	(530)	(2,443)	(3,115)	(7,073)
Amortization of above/below market leases	(388)	(470)	(359)	(2,234)
Amortization of mark to market debt discounts	1,396	1,497	4,423	4,608
Acquisition costs	27	845	1,337	1,581

Subsequent Events
Subsequent to September 30, 2014, we disposed of two non-core assets for a gross disposal price of $16,385 and one retail asset for a gross disposal price of $16,850.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of September 30, 2014 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $10.8 million. If market rates of interest on all of the floating rate debt as of September 30, 2014 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $10.8 million.
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
As of September 30, 2014 and December 31, 2013, the Company had entered into interest rate swap agreements with a notional value of $51,283 and $60,044, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of September 30, 2014 and December 31, 2013 were $1,089 and $458, respectively.
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our consolidated statements of operations and comprehensive income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.
 Equity Price Risk
We are exposed to equity price risk as a result of our investment in marketable equity securities. Equity price risk is based on volatility of equity prices and the values of corresponding equity indices.
We incurred no impairments on our investment in marketable securities for the nine months ended September 30, 2014 and 2013. We believe that our investment in marketable securities will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2014.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of September 30, 2014 (dollar amounts stated in thousands).

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$94,443	$135,460	$121,914	$149,006

Item 4. Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have also received related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that our officers, our board of directors, our former Business Manager, and affiliates of our former Business Manager (the “Inland American Parties”) breached their fiduciary duties to us in connection with the matters that we disclosed are subject to the SEC Investigation. The first Derivative Demand claims that the Inland American Parties (i) falsely reported the value of our common stock until September 2010; (ii) caused us to purchase shares of our common stock from stockholders at prices in excess of their value; and (iii) disguised returns of capital paid to stockholders as REIT income, resulting in the payment of fees to our former Business Manager for which it was not entitled. The three stockholders in that demand contend that legal proceedings should be instituted by the Company to seek recovery of damages in an unspecified amount allegedly sustained by us. The second Derivative Demand by another shareholder makes similar claims and further alleges that the Inland American Parties (i) caused us to engage in transactions that unduly favored related parties, (ii) falsely disclosed the timing and amount of distributions, and (iii) falsely disclosed whether we might become a self-administered REIT. We also received a letter from another stockholder that fully adopts and joins in the first Derivative Demand, but makes no additional demands on us to perform investigation or pursue claims.
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
In connection with Xenia's filing of the Form 10 and its potential separation from the Company, we entered into an Indemnity Agreement with Xenia on August 8, 2014. Pursuant to the Indemnity Agreement, we agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the ongoing non-public, formal, fact-finding investigation by the SEC as described in our public filings with the SEC; the three related demands (including the Derivative Lawsuit described above) received by us from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in our public filings with the SEC; the derivative lawsuit filed on March 21, 2013 on behalf of us by counsel for stockholders who made the first Derivative Demand; and the investigation by the Special Litigation Committee of our board of directors, in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.

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
Our long-term business strategic plan is to refine our diversified portfolio of assets and to focus on the retail, lodging, and student housing sectors. One of our objectives in connection with this plan is to explore various strategic alternatives, position the Company for possible multiple liquidity events by segment and provide liquidity options for our stockholders, such as sales, mergers, spin-offs, initial public offerings, listing or other capital markets or merger and acquisition transactions. For example, on August 11, 2014 we announced that Xenia, our wholly owned subsidiary, filed the Form 10 with the SEC related to the Spin-Off. The execution and consummation as well as the timing of the Spin-Off and any other strategic transactions are subject to a number of known and unknown risks that are difficult to predict and many of which are out of our control. Among the factors that could impact our ability to successfully identify, execute and complete such transactions and provide liquidity options for our stockholders are:

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
Accordingly, we cannot assure you that the Spin-Off or any other strategic transaction will occur. Additionally, we may not be successful in identifying strategic opportunities or be able to successfully execute and complete transactions on commercially reasonable terms or at all. Similarly, we cannot assure you that we will actually realize any anticipated benefits from such transactions, including that the consummation of any such strategic alternatives will result in our ability to provide liquidity options to our stockholders. Additionally, even if we are successful in executing and completing a transaction with respect to one or more of our asset segments, we may determine that it is in our best interest and our stockholders to reinvest any net proceeds resulting from such strategic transaction(s) in one or more of our core strategic segments. Furthermore, the pursuit of such strategic alternatives could demand significant time and attention from management and divert management’s attention from focusing on our core strategic holdings and business plan, which could harm our business.
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

For example, if the Spin-Off is consummated, we and Xenia will review and announce revised dividend and distribution policies.  At present, it is premature to definitively determine post-Spin-Off distribution rates for either company.  However, we expect that our distribution payments will decrease after the Spin-Off because Xenia will own a substantial portion of our current lodging portfolio and these assets produce a substantial portion of our cash flow from operations.  In addition, we currently expect that, after giving effect to the Spin-Off, the aggregate dividends paid by us and Xenia, on a combined basis, will be less than the current level of dividends paid by the Company.

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
If the Spin-Off is consummated, the distribution of shares of Xenia's common stock will not qualify for tax-deferred treatment and a portion of that distribution will be taxable to you as a dividend.
If the Spin-Off of Xenia is consummated, the distribution of shares of Xenia's common stock will not qualify for tax-deferred treatment, and an amount equal to the fair market value of the shares received by you on the distribution date will be treated as a taxable dividend to the extent of your ratable share of any current or accumulated earnings and profits of the Company. As only a limited and insubstantial amount of cash will be paid in connection with the distribution, you will need to have alternative sources from which to pay your resulting U.S. federal and state income tax liability. The amount in excess of earnings and profits will be treated as a non-taxable return of capital to the extent of your tax basis in shares of the Company common stock and any remaining excess will be treated as capital gain. Your tax basis in shares of the Company common stock held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of Xenia's common stock distributed by the Company in the distribution exceeds the Company’s current and accumulated earnings and profits. Your holding period for our shares will not be affected by the distribution. Your holding period for your shares of Xenia's common stock will begin the day following the distribution of Xenia's common stock, and your basis in Xenia's common stock will equal the fair market value of the shares received by you on the distribution date. The Company will not be able to advise stockholders of the amount of earnings and profits of the Company until after the end of the 2014 calendar year. The Company or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non‑U.S. stockholders, and any such withholding would be satisfied by the Company or such agent by withholding and selling a portion of the shares of Xenia's common stock that otherwise distributable to non‑U.S. stockholders. For a more detailed discussion, see “Our Separation from Inland American-Certain Material U.S. Federal Income Tax Consequences of the Separation” and “Material U.S. Federal Income Tax Considerations” in the Form 10.
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
Our board of directors adopted a share repurchase program, which became effective August 31, 2005 and was suspended as of March 30, 2009. Our board of directors later adopted an Amended and Restated Share Repurchase Program, which was effective from April 11, 2011 through January 31, 2012, and subsequently adopted a Second Amended and Restated Share Repurchase Program (the "SRP"), which became effective as of February 1, 2012 and was suspended as of February 28, 2014. The Board of Directors voted to suspend the SRP on January 29, 2014 and therefore we repurchased no shares after January 2014, when we repurchased 1,077,829 shares at an average price of $6.94 per share. While the board previously expected to be in a position to reinstate the SRP later this year, in light of recent developments related to the Spin-Off , the SRP will remain suspended.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.

	/s/ Thomas P. McGuinness		/s/ Jack Potts
By:	Thomas P. McGuinness	By:	Jack Potts
	President (Principal Executive Officer)		Executive Vice President, Principal Financial Officer
Date:	November 7, 2014	Date:	November 7, 2014

EXHIBIT NO.	DESCRIPTION
3.1
Seventh Articles of Amendment and Restatement of Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on March 14, 2014)

3.2
Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 6, 2014)

4.1	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 23, 2010)
10.1
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014.

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

10.5
Executive Employment Agreement, dated July 1, 2014, among IA Lodging Group, IA Lodging Management, LLC and Marcel Verbaas (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

10.6
Executive Employment Agreement, dated July 1, 2014, among IA Lodging Group, IA Lodging Management, LLC and Barry A.N. Bloom (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014).

10.7
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.8
The Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.9
The Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.10
The Inland American Communities Group, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.11
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.12
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.13
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.14
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.15
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

EXHIBIT NO.	DESCRIPTION
10.16
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.17
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

10.18
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 22, 2014).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 7, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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