Form 10-K
period 2014-12-31
Inland American Real Estate Trust, Inc.
filed 2015-03-27
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-51609

Inland American Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2809 Butterfield Road, Suite 360, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter) was approximately $5,963,835,477, based on the estimated per share value of $6.94, as established by the registrant on December 31, 2013.
As of March 23, 2015, there were 861,824,777 shares of the registrant’s common stock outstanding.

INLAND AMERICAN REAL ESTATE TRUST, INC.

This Annual Report on Form 10-K includes registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International, Inc., Hilton Worldwide Inc., Hyatt Hotels Corporation, Starwood Hotels and Resorts Worldwide, Inc., The Kimpton Hotel & Restaurant Group Inc., Aston Hotels & Resorts LLC, Fairmont Hotels & Resorts and Loews Hotels, or their respective parents, subsidiaries or affiliates. Hyatt Place® and Andaz trademarks are the property of Hyatt Hotels Corporation. Intercontinental Hotels ® trademark is the property of InterContinential Hotels Group PLC. Fairmont Hotels and Resorts is a trademark. The Aloft service name and the Westin service name are the property of Starwood Hotels and Resorts Worldwide, Inc. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about Inland American Real Estate Trust, Inc.’s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions.  Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain.  These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I, Item IA. -- Risk Factors" and "Part II, Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:

•	market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located;

•	the Company’s ability to identify, execute and complete strategic transactions;

•	the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms;

•	the Company's ability to identify disposition opportunities and to successfully execute on such dispositions;

•
the Company's ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties;

•	the Company’s ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	the impact of leasing and capital expenditures to improve the Company’s properties in order to retain and attract tenants;

•	the Company’s organizational and governance structure, including its recent transition to becoming a self-managed company;

•	loss of members of the Company’s senior management team or key personnel;

•	adverse litigation judgments or settlements;

•	the Company’s ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the economic success and viability of the Company’s anchor retail tenants;

•	forthcoming expirations of certain of the Company’s leases and the Company’s ability to re-lease such properties;

•	changes in the competitive environment in the leasing market and any other market in which the Company operates;

•	events beyond the Company’s control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom;

•	the availability of cash flow from operating activities to fund distributions;

•	future increases in interest rates;

•	actions or failures by the Company’s joint venture partners, including development partners;

•	the Company’s investment in equity and debt securities and in companies that the Company does not control, including Xenia Hotels & Resorts, Inc.;

•	the Company’s status as a real estate investment trust ("REIT") for federal tax purposes;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	changes in governmental regulations and United States accounting standards or interpretations thereof; and

•	the Company’s debt financing, including risk of default, loss and other restrictions placed on the Company.

PART I

Item 1. Business
General
References in this Annual Report on Form 10-K ("Annual Report") to "we", "our", "us", "Inland American" and the "Company" are references to Inland American Real Estate Trust, Inc. and our business and operations conducted through our direct or indirect subsidiaries.
Inland American was incorporated in October 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. We were formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets.
As of December 31, 2014, our portfolio was comprised of 188 properties representing 15.5 million square feet of retail space, 12,636 hotel rooms, 7,986 student housing beds and 6.4 million square feet of non-core space.
Over the past two years, we have been implementing our strategy of focusing our diverse portfolio of real estate into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals have been to enhance long-term stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. In 2014 and the beginning of 2015, we achieved several important milestones in our efforts to enhance stockholder value and create liquidity for our stockholders as described below.
Recent Developments
Self-Management Transaction
On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") to begin the process of becoming self-managed (collectively, the "Self-Management Transactions"). We did not pay an internalization fee or self-management fee to the Inland Group in connection with the Self-Management Transactions. As of March 12, 2014, functions previously carried out by Inland American Business Manager & Advisor, Inc. (the "Business Manager") and certain functions performed by Inland American Holdco Management LLC and its affiliates (the “Property Managers”), such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company. We transitioned the remaining property management functions on December 31, 2014. Many of the employees of our former Business Manager and former Property Managers are now directly employed by the Company. Long-term, we expect that becoming self-managed will positively impact our net income and cash flow from operations.
Dutch Tender Offer
On April 25, 2014, we completed a modified Dutch tender offer ("Offer"), and accepted for purchase 60,761,166 shares for a final aggregate purchase price of $394.9 million as of December 31, 2014, excluding fees and expenses relating to the Offer and paid by us.
Triple Net Portfolio Sale
On August 8, 2013, we entered into an equity interest purchase agreement to sell certain equity interests in certain of our direct and indirect subsidiaries that collectively owned certain of our net lease assets (the "triple net sale"), consisting of 294 retail, office, and industrial properties. The triple net sale was consummated through multiple closings, with the final closing occurring on May 8, 2014. In total, we sold equity interests in direct and indirect subsidiaries owning an aggregate of 280 total net lease assets for approximately $2.6 billion, including the assumption of approximately $656.8 million of debt and the repayment of $386.7 million of debt, secured by the properties and certain other properties. This portfolio was classified as held for sale on August 8, 2013 and therefore the operations are reflected as discontinued operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Note 4 to the Consolidated Financial Statements."

Lodging Segment
Select Service Portfolio Sale
On September 17, 2014, we entered into a definitive agreement to sell a portfolio consisting of 52 select service hotels for approximately $1.1 billion. On this date, the portfolio was classified as held for sale on the consolidated balance sheet and the assets and liabilities associated with this portfolio were recorded at the lesser of the carrying value or fair value less costs to sell. The transaction closed on November 17, 2014 for an aggregate gross disposition price of $1.1 billion. This sale represented the first step in the disposition of our lodging segment. The operations of these sold properties are reflected within discontinued operations on the consolidated statement of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 8. Note 4 to the Consolidated Financial Statements."
Spin-Off of Xenia Hotels & Resorts, Inc.
On February 3, 2015, we completed the spin-off ("Spin-Off") of our subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." In connection with the Spin-Off, we entered into certain agreements that, among other things, provide a framework for our relationship with Xenia as two separate companies, including a Transition Services Agreement, and an Employee Matters Agreement and an Indemnity Agreement. See "Part III, Item 13. Certain Relationships and Transactions, and Director Independence - Agreements with Xenia Hotels & Resorts, Inc."
New Distribution Rate
Upon completing the Spin-Off, our board of directors analyzed and reviewed our distribution rate, and on February 24, 2015, we announced that the board of directors reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock.
A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, our board of directors determined that it is in the best interests of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment. See "Part I, Item 2. Properties" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Strategy and Objectives
Following the completion of the transactions described above, our portfolio is now comprised of 142 properties, excluding our development properties, representing 15.5 million square feet of retail space, 7,986 student housing beds and and 6.4 million square feet of non-core space. With our current portfolio, our strategy is to tailor and grow our retail and student housing segments and dispose of our remaining non-core assets. Our objective has been, and will continue to be, maximizing stockholder value over the long-term.
We believe we have built a strong foundation in our retail segment. Our strategy with respect to our retail segment includes focusing on key markets across the country and growing our presence in those markets. These key markets share fundamental characteristics such as job growth, increasing wages and population growth. Within these markets, we will look to invest in properties with high traffic patterns and in desirable locations. We are confident about our investment opportunities in this space, particularly as national and regional retailers continue to place a premium on retail space in leading markets. We also may opportunistically dispose of retail properties to take advantage of market conditions or in situations where the properties no longer fit within our strategic objectives.
We believe that through the active management of our retail portfolio, we can positively impact our financial performance as follows:

•	increase rental rates by replacing underperforming tenants with stronger tenants who better meet the needs of the applicable market and improve the overall shopping experience of the property;

•	expand our network of regional offices to continue to focus our regional leasing and operating teams on maximizing local market knowledge;

•	invest capital in our properties to ensure we continue to meet the needs of our tenants and their customers;

•	continue to reduce property expense levels to minimize overhead and operating costs;

•	utilize the combined expertise of our staff in striving to provide the optimal shopping experience for our merchants and their customers;

•	proactively manage tenant mix and lease rollover to minimize exposure to any one tenant or concentration of lease renewals in a particular period; and

•	strive to maximize portfolio net operating income through implementation of select re-development opportunities.
With respect to our student housing segment, our focus is to continue to expand our portfolio through tactical acquisitions and the development of new properties. We believe we will meet this objective if we continue to focus on growing our student housing portfolio with assets that have one or more of the following key characteristics: student housing communities located within walking distance to universities that have competitive student acceptance rates, stable and growing enrollments and Division I athletics; student housing communities located in markets with high barriers to entry; and properties that have high-end amenities, such as swimming pools, fitness centers, and multimedia lounges.
We believe that through the active management of our student housing portfolio, we can positively impact our financial performance as follows:

•	pursue development opportunities in order to maximize portfolio net operating income;

•	deploy capital in our properties to ensure we continue to meet the needs of our targeted student populations;

•	continue to reduce property expense levels to minimize overhead and operating costs; and

•	utilize the combined expertise of our staff in striving to provide the optimal community living experience for our students.
Our strategy also includes the disposition of our non-core assets, which includes multi-tenant office and triple net properties. This disposition strategy will continue as we look to sell these assets in individual and portfolio transactions over time or engage in other strategic transactions in an effort to maximize their value.
We continue to use our expertise to capitalize on opportunities in the real estate industry. We believe our ability to identify and execute on investment opportunities is one of our strengths. Our strategy will take time as we further refine our retail and student housing segments by disposing of properties that no longer fit within our strategic objectives, acquiring properties that align with our objectives, and dispose of assets in our non-core segment in a value maximizing manner. The disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to investment of the proceeds received from those dispositions. We believe this strategy presents the best opportunity to capitalize on current market trends in commercial real estate and realize income growth in the retail and student housing segments.
Segment Data
For the year ended December 31, 2014, our business segments are retail, lodging, student housing and non-core. We evaluate segment performance primarily based on net operating income. Net operating income of the segments does not include interest expense, depreciation and amortization, general and administrative expenses, and other investment income from corporate investments. The non-segmented assets consist of our cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable. Information related to our business segments, including a measure of profits or loss and revenues from our tenants for each of the last three fiscal years and total assets for each of the last two fiscal years, is set forth in "Part II, Item 8. Note 13 to the Consolidated Financial Statements."
Significant Tenants
For the year ended December 31, 2014, we generated approximately 15.5% of our total annualized rental income (excluding lodging and student housing) from three non-core properties leased to one tenant, AT&T Inc., which leases expire in 2016, 2017, and 2019. AT&T, Inc. may not renew such leases and we may be unable to re-lease such assets on comparably favorable terms or at all.

Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 2005. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.
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
We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. There are also other REITs with investment objectives similar to ours and others may be formed in the future. In addition, these same entities seek financing through the same channels that we do. Therefore, we compete for funding in a market where funds for real estate investment may decrease, or grow less than the underlying demand.
Employees
As of December 31, 2014, we had 287 full-time individuals employed at the Company.
As described above, as of March 12, 2014, functions previously carried out by the Business Manager and certain functions performed by our Property Managers, such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company. We transitioned the remaining property management functions on December 31, 2014. Many of the employees of our former Business Manager and former Property Managers are now directly employed by the Company. See "Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence - Self-Management Transactions."
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
Seasonality
The student housing segment experiences increases in operating expenses, such as repairs and maintenance, during the third quarter when turning beds from a prior lessee to a new lessee. Student housing occupancy also drops during the third quarter while the beds are vacated during the turn period for approximately two weeks. The lodging segment is seasonal in nature, reflecting lower revenue and operating income during the first quarter. As a result of the Spin-Off and other dispositions of our lodging properties, going forward we will no longer have a lodging segment.
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
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.inlandamerican.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Item 1A. Risk Factors
The occurrence of any of the risks discussed below could have a material adverse effect on our business, condition (financial or otherwise), results of operations and ability to pay distributions to our stockholders.
Risks Related to Our Business
Disruptions in the financial markets or economic conditions could adversely affect our ability to refinance or secure additional debt financing at attractive terms.
Credit markets are subject to rapid changes from macroeconomic factors, including rising interest rates, perceptions of the overall health in the U.S. economy and real estate in particular, and the regulatory environment in which we, our lenders and tenants operate.
In addition, disruptions in the financial markets or economic conditions may negatively impact commercial real estate fundamentals, which could have various negative impacts on the value of our investments, including:

•	a decrease in the values of our investments in commercial properties below the amounts paid for these investments; or

•	a decrease in revenues from our properties due to lower occupancy and rental rates, which may make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
Our management and our board of directors may explore various strategic transactions related to our platforms designed to increase share value and provide liquidity for our stockholders. Such strategic transactions may not occur, and even if they do occur, they may not be successful in increasing share value or providing liquidity for our stockholders.
Our management and our board of directors may explore various strategic transactions related to our platforms designed to increase share value and provide liquidity for our stockholders. We do not know the form that any such strategic transaction might take. It is possible that, in the future, we may apply to have our shares of common stock listed for trading on a national securities exchange or included for quotation on a national market system, subject to satisfying existing listing requirements. Alternatively, our board of directors may decide to sell our assets individually; seek to sell all or substantially all our assets, liquidate or engage in a merger transaction; contribute substantial assets to a joint venture in exchange for cash; spin off one or more of our segments or portions thereof; or approve a strategic transaction whose form we cannot yet reasonably anticipate. It is possible that no such strategic transaction will ever occur. Even if a strategic transaction does occur, it may not be successful in increasing share value or providing liquidity for our stockholders, and may have the opposite effect, eroding share value and failing to deliver any meaningful liquidity, in which case your investment would lose value.
Our ongoing strategy involves the selling of properties, including our non-core assets; however, we may be unable to sell a property at acceptable terms and conditions, if at all.
As part of our strategy we intend to dispose of our remaining non-core assets and dispose of retail properties that no longer fit within our strategic objectives for our retail platform. In addition, it may make economic sense for us to sell properties in any asset class when we believe the cash flows of a property will significantly decline over the long-term, or where we conclude that the property has limited or no equity value with a near-term debt maturity, or when a property has equity but the projected returns do not justify further investment, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals. As we sell these properties, general economic conditions along with property-specific issues, such as vacancies, lease terminations and debt defeasance, may negatively affect the value of our properties and therefore reduce our return on the investment or prevent us from selling the property on acceptable terms. Real estate investments often cannot be sold quickly. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our properties.
Our ongoing strategy depends, in part, upon completing future acquisitions, and we may not be successful in identifying and consummating these transactions.
As part of our strategy, we intend to tailor and grow our retail and student housing segments. We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions or investments. There may be high barriers to entry in many key markets and scarcity of available acquisition and investment opportunities in desirable locations. We face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, sovereign wealth funds, public and private REITs, private institutional investment funds, domestic and foreign high-net-worth individuals, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of credit facility or other indebtedness we may incur.
Additionally, we regularly review our business to identify properties or other assets that we believe are in markets or of a property type that may not benefit us as much as other markets or property types. One of our strategies is to selectively dispose of retail properties and use sale proceeds to fund our growth in markets and with properties that will enhance our retail platform. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Additionally, we may be unable to successfully identify attractive and suitable replacement assets even if we are successful in completing such dispositions. We may face delays in reinvesting net sales proceeds in new assets, which would impact the return we earn on our assets. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, even if we are successful in consummating sales of selected retail properties, such dispositions may result in losses.
Any such acquisitions, investments or dispositions could also demand significant attention from our management that would otherwise be available for our regular business operations, which could harm our business.
We recently became a self-managed company, and our transition to self-management may not prove successful.
On March 12, 2014, we entered into a series of agreements, and amendments to existing agreements, with our former Business Manager and former Property Managers, under which we began the process of becoming fully self-managed, which we refer to as the Self-Management Transactions. As a result of the Self-Management Transactions and related agreements, we terminated our business management agreement, hired all the employees of our former Business Manager and acquired the assets necessary to conduct the functions previously performed by our former Business Manager. Functions previously carried out by our former Business Manager and certain functions performed by our former Property Managers, such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company on March 12, 2014. We transitioned the remaining property management functions on December 31, 2014.
As a newly self-managed company, we could have difficulty integrating business management and property management services into our organization and will bear risks to which we have not historically been exposed. An inability to operate effectively as a self-managed company could, therefore, result in our incurring additional costs or experiencing other problems. There may also be unforeseen costs, expenses and difficulties associated with self-providing the services previously provided by our former Business Manager and our former Property Managers. Such difficulties could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our business and properties.
As a result of the Self-Management Transactions, our direct expenses have increased. We are now responsible for paying the salaries and benefits (including employee benefit plan costs) of all our employees as well as costs associated with legal, accounting, information technology, human resources, general office and other services. We also have become subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related grievances. We have also issued equity awards to employees, which will dilute your investment. Furthermore, there may be unforeseen costs, expenses and difficulties associated with providing services previously provided by our former business manager and our former property managers. As a consequence, we cannot be certain that the transition to self-management will improve our financial performance.
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
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2014 we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations or a compromise or corruption of our confidential information, or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include an intruder gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants and private data exposure. Our financial results may be negatively impacted by such an incident.
A failure of our information technology ("IT") infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to changing needs of our business. Following our transition to self-management, we face the challenge of integrating new systems and hardware into our operations. We may not be able to successfully implement these upgrades in an effective manner. In addition, we may incur significant increases in costs and extensive delays in the implementation and roll-out of any upgrades or new systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementation, the disruptions could have an adverse effect on our business and financial condition.
We disclose funds from operations ("FFO"), a non-GAAP (U.S. generally accepted accounting principles, or "GAAP") financial measure, in communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use internally, and disclose to investors, FFO, a non-GAAP financial measure. FFO is not equivalent to our net income or loss as determined under GAAP, and investors should consider GAAP measures to be more relevant to our operating performance. Because of the manner in which FFO differs from GAAP net income or loss, it may not be an accurate indicator of our operating performance. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. Also, because not all companies calculate FFO the same way, comparisons with other companies may not be meaningful.

Risks Related to our Real Estate Assets
There are inherent risks with real estate investments.
Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly re-balance our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space or impact a tenant’s ability to pay rent.
Among the factors that could impact our real estate assets and the value of an investment in us are:

•	local conditions such as an oversupply of space or reduced demand for real estate assets of the type that we own or seek to acquire;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms (which also can reduce the market value of the affected assets);

•	inflation and other increases in operating costs, including insurance premiums, payments for utilities and building materials and real estate taxes;

•	deflation, which would lead to downward pressure on rents and other sources of income;

•
adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•	the relative illiquidity of real estate investments;

•	changing market demographics;

•	an inability to acquire properties on favorable terms, if at all;

•	acts of God, such as earthquakes, floods or other uninsured losses; and

•	changes or increases in interest rates and the availability of financing.
In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.
For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
We depend on tenants for our revenue, and accordingly, lease terminations, tenant defaults and bankruptcies could adversely affect the income produced by our properties.
The success of our investments depends on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures and downsizings can affect the tenants of our office and industrial properties and may also contribute to reduced consumer demand for retail products and services, which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in its business that may weaken significantly its financial condition and thus the performance of the applicable shopping center. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.
As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of rental income attributable to the terminated or expired leases, any of which could have a material adverse effect on our cash flows, results of operations, and our ability to pay distributions. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past-due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Our portfolio is subject to geographic concentration, which exposes us to risks of oversupply and competition in the relevant markets. Significant increases in the supply of certain property types without corresponding increases in demand in those markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
As of December 31, 2014, approximately, 9%, 5% and 5% of the base rental income of our consolidated portfolio, excluding the lodging properties, was generated by properties located in the Chicago, Dallas, Houston metropolitan areas, respectively. An oversupply of retail and student housing properties in any of these markets, without a corresponding increase in demand, could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.

One of our tenants generated a significant portion of our revenue for the year ended December 31, 2014, and rental payment defaults by this significant tenant could adversely affect our cash flows and results of operations. Additionally, the tenant is party to three leases with us, which will expire in 2016, 2017 and 2019, and the tenant may not renew such leases and we may not be able to re-lease or dispose of the relevant assets on favorable terms or at all.
For the year ended December 31, 2014, approximately 15.5% of our total annualized rental income (excluding lodging and student housing) was generated by three properties leased to AT&T, Inc. The leases, with approximately 1.7 million, 1.5 million and 0.3 million, rentable square feet, will expire in 2016, 2017 and 2019, respectively. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants. Additionally, if AT&T does not renew its leases, we may not be able to re-lease or dispose of the respective assets on favorable terms or at all. The loss of such tenant may have an adverse effect on our financial condition, cash flows and results of operations.
Leases representing approximately 8.9% and 1.40% of the rentable square feet of our retail and non-core portfolio, respectively, are scheduled to expire in 2015. We may be unable to renew leases or lease vacant space at favorable rates or at all.
As of December 31, 2014, leases representing approximately 8.9% of the 15,477,188 rentable square feet of our retail portfolio and 1.40% of the 6,410,817 rentable square feet of our non-core portfolio are scheduled to expire in 2015. We may be unable to extend or renew any of these leases, or we may be able to lease these spaces only at rental rates equal to or below existing rental rates. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our properties may remain vacant for extended periods of time. Further, some of our leases currently provide tenants with options to renew the terms of their leases at rates that are less than the current market rate or to terminate their leases prior to the expiration date thereof. If we are unable to obtain new rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted.
We may be required to make significant expenditures to improve our properties in order to retain and attract tenants.
In order to retain tenants whose leases are expiring or to attract replacement tenants, we may be required to provide rent or other concessions, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services. As a result, we may have to pay for significant leasing costs or tenant improvements. Additionally, if we have insufficient capital reserves, we may need to raise capital to fund these expenditures. If we are unable to do so, we may be unable to fund the necessary or desirable improvements to our properties. This could result in non-renewals by tenants upon the expiration of their leases or an inability to attract new tenants, which would result in declines in revenues from operations and adversely affect our cash flows and results of operations.
Furthermore, deferring necessary improvements to a property may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.
We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We own properties located throughout the U.S. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. In addition, many of these competitors have greater resources than we have and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We are subject to risks from natural disasters and severe weather.
Natural disasters and severe weather such as earthquakes, wildfires, tornadoes, hurricanes, blizzards, hailstorms or floods may result in significant damage to our properties, disrupt operations at our properties and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement weather.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells the property to us in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some of or all our invested capital in the property, as well as the loss of rental income from that property.
Actions of our joint venture partners could negatively impact our performance.
With respect to our joint venture investments, we are not in a position to exercise sole decision-making authority regarding the property or the joint venture. Consequently, our joint venture investments may involve risks not present with other methods of investing in real estate. For example, our joint venture partner may have economic or business interests or goals which are or which become inconsistent with our economic or business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our former joint venture partners, which in some cases has resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our business, financial condition or results of operations. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on our core strategic holdings and business plans. Our relationships with our joint venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and may be terminated or dissolved and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase the interests or assets at an above-market price to continue ownership. Such joint venture investments may involve other risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our joint venture partner might become bankrupt;

•
the possibility that the investment may require additional capital that we or our joint venture partner does not have, which lack of capital could affect the performance of the investment or dilute our interest if our joint venture partner were to contribute our share of the capital;

•	the possibility that our joint venture partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	the possibility that we may incur liabilities as the result of the action taken by our joint venture partner; or

•
that such joint venture partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

The operating results of our student housing segment may be negatively affected by potential development and construction delays and resulting increases in costs and risks, which could diminish the return on a stockholder’s investment.
We intend to continue to expand our student housing portfolio through the development of new properties. We could incur substantial capital obligations with respect to our development activities. We are subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities or community groups and the ability of our builders to control construction costs or to build in conformity with plans, specifications and timetables. A builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases at a newly developed community. We may incur additional risks when we make periodic progress payments or other advances to a builder prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could diminish our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction when agreeing on the property’s contract purchase price. If our projections are inaccurate, we may pay too much for a property. The realization of any of the foregoing risks could diminish the return on a stockholder’s investment.
The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.
On February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving credit facility with KeyBank National Association, KeyBanc Capital Markets Inc., J. P. Morgan Securities LLC and JPMorgan Chase Bank, N.A., among other financial institutions. The revolving credit facility provides us with the ability from time to time to increase the size of the revolving credit facility, subject to certain conditions. Certain of our subsidiaries have guaranteed our obligations under the revolving credit facility. As of March 23, 2015, we had $0.04 million outstanding under the revolving credit facility.
The revolving credit facility requires compliance with certain financial covenants, including, among other conditions: a minimum net worth requirement; restrictions on indebtedness; a dividend limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us.
The revolving credit facility also provides for several customary events of default, including: (i) our failure to make timely payments; (ii) our or any of the guarantors’ failure to perform as required; (iii) certain breaches of representations, warranties or covenants; (iv) the occurrence of certain bankruptcy-related events; and (v) an unapproved change in control of our company. Declaration of a default by the lenders under the revolving credit facility could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.
Our investments in equity and debt securities involve special risks and may lose value.
As of December 31, 2014, we owned investments in real estate-related equity and debt securities with an aggregate market value of $154.8 million. Real estate-related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that the earnings of the issuer may be insufficient to meet the issuer’s debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could motivate the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, as well as the risks inherent with real estate-related investments discussed herein.
The prices of some of the securities we have invested in have declined since our initial purchase, and in certain cases we have sold these investments at a loss. As of March 23, 2015, we also owned 5.0% of the outstanding common stock of Xenia, which had a market value of $23.79 per share as of such date. Under certain provisions of the federal securities laws, we are limited in our ability to sell down our stake because we may be deemed to be in possession of material nonpublic information about Xenia, which means that our Xenia stake is particularly illiquid.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against any of the above types of casualty loss as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. If we incur any casualty losses not fully covered by insurance, the value of our assets will be reduced by the amount of the uninsured loss. In addition, other than any reserves we may establish, we have no designated source of funding to repair or reconstruct any uninsured damaged property.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.
We own real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy.
The cost of complying with environmental and other laws and regulations may adversely affect us.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above‑ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. We also are required to comply with various federal, state and local fire, health, life-safety and similar laws and regulations. Some of these laws and regulations may impose joint and several liabilities on tenants or owners for the costs of investigating or remediating contaminated properties. These laws and regulations often impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.
Environmental laws and regulations also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures by us. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, state and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management, which could increase the costs of maintaining or improving our existing properties or developing new properties.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.
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
Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and any noncompliance could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Our funds used for compliance with these laws may affect cash available for distributions and the amount of your distributions.
We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.
Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.
Risks Related to our Retail Assets
Our retail properties face considerable competition for the tenancy of our lessees and the business of retail shoppers.
There are numerous shopping venues that compete with our retail properties in attracting retailers to lease space and shoppers to patronize their properties. In addition, our retail tenants face changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce websites and catalogues as well as other retail centers located within the geographic market areas of our retail properties that compete with our properties for customers. All these factors may adversely affect our tenants’ cash flows and, therefore, their ability to pay rent. To the extent that our tenants do not pay their rent or do not pay on a timely basis, it could have a negative impact on our financial condition and result of operations.
Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.
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
An economic downturn could have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition or result of operations.
An economic downturn could have an adverse impact on the retail industry generally. As a result, the retail industry could face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth could hinder new entrants into the retail market, which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.
Our properties are located in developed areas. Any competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies

(and related reduced shopper traffic) at any of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases.
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
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant also could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could reduce customer traffic in the retail center and thereby reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Our retail leases may contain co-tenancy provisions, which would have an adverse effect on our operation of such retail properties if exercised.
With respect to any retail properties we own or acquire, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments for common area operating expenses and property taxes or cancel its lease.
Risks Related to our Student Housing Assets
Our results of operations are subject to the following risks inherent in the collegiate housing industry: leasing cycles, concentrated lease-up period, seasonal cash flows and, with respect to 11.5-month leases, an increased risk of student defaults during the summer months.
We generally lease our student housing properties under 11.5-month leases, and, in certain cases, under nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties with lease terms shorter than 12 months. Furthermore, all our student housing properties must be entirely re-leased each year, exposing us to significant leasing risk. We may not be able to re-let the property on similar terms, if we are able to re-let the property at all. The terms of renewal or re-lease (including the cost of required renovations or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to re-let all or a substantial portion of our student housing properties, or if the rental rates upon such re-letting are significantly lower than expected rates, our cash flow from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.
In addition, we are subject to increased leasing risk on our student housing properties under construction and student housing properties we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Collegiate housing properties are typically leased during a leasing season that begins in November and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season. Prior to the commencement of each new lease period, mostly in August but also in September at some communities, we prepare the units for new incoming tenants. Other than revenue generated by in-place leases for returning tenants, we do not generally recognize lease revenue during this period, referred to as "Turn," as we have no leases in place. In addition, during Turn, we incur significant expenses making our units ready for occupancy, which we recognize immediately. This lease Turn period results in seasonality in our operating results during the third quarter of each year. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than twelve months.

In addition, students leasing shorter than 11.5-month leases may be more likely to default on their rental payments during the summer months, which could further reduce our revenues during this period. We may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful.
We rely on our relationships with universities, and changes in university personnel or policies could adversely affect our operating results.
In some cases, we rely on our relationships with universities for referrals of prospective tenants or for mailing lists of prospective tenants and their parents. Any failure to maintain good relationships with personnel at these universities could therefore have a material adverse effect on us. If universities refuse to provide us with referrals or make their lists of prospective student-tenants and their parents available to us or increase the costs of these lists, the increased costs or failure to obtain such lists or referrals could also have a material adverse effect on us.
We may be adversely affected by a change in university admission and housing policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline. In addition, universities may institute a policy that a certain class of students, such as freshmen, must live in a university-owned facility, which would also reduce the demand for our properties.
It is also important that the universities from which our communities draw tenants maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university’s reputation could inhibit its ability to attract students and reduce the demand for our communities.
We face significant competition from university-owned collegiate housing and from other private collegiate housing communities located within close proximity to universities.
Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates, while we must pay full real estate tax rates and have higher borrowing costs. Consequently, universities often can offer more convenient or less expensive collegiate housing than we can, which can adversely affect our occupancy and rental rates.
We also compete with other national and regional owner-operators of off-campus collegiate housing in a number of markets as well as with smaller local owner-operators. There are a number of purpose-built collegiate housing properties that compete directly with us located near or in the same general vicinity of many of our collegiate housing communities. Such competing collegiate housing communities may be newer than our collegiate housing communities, located closer to campus, charge less rent, possess more attractive amenities or offer more services, shorter lease terms or more flexible leases. The construction of competing properties could adversely affect our rental income.
Revenue at a particular property could also be adversely affected by a number of other factors, including the construction of new on-campus and off-campus housing, decreases in the general levels of rents for housing at competing properties, decreases in the number of students enrolled at one or more of the colleges or universities from which the property draws student-tenants and other general economic conditions.
We compete with larger national companies, colleges and universities with greater resources and superior access to capital. Furthermore, a number of other large national companies with substantial financial and marketing resources may enter the student housing business. The activities of any of these companies, colleges or universities could cause an increase in competition for student-tenants and for the acquisition, development and management of other student housing properties, which could reduce the demand for our student housing properties.
The reporting of on-campus crime statistics required of universities may negatively impact our communities.
Federal and state laws require universities to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring in the vicinity of, or on the premises of, our student housing communities. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our communities may have an adverse effect on both our on-campus and off-campus communities.
A weak economic environment could reduce enrollments and limit the demand for our student housing properties, which could materially and adversely affect our cash flows, profitability and results of operations.
We own, directly or indirectly, interests in collegiate housing properties located near major universities in the U.S. Accordingly, we are dependent upon the levels of student enrollment and the admission policies of the respective universities, which attract a significant portion of our student housing leasing base. Economic conditions that adversely affect household disposable income, such as high unemployment levels, weak business conditions, reduced access to credit, increasing tax rates or high fuel and energy costs could reduce overall student leasing or cause students to shift their leasing practices as students may determine to forego college or live at home and commute to college.
In a distressed market, many students may be unable to obtain student loans on favorable terms. In addition, tuition and other costs associated with attending college may continue to rise. If student loans are not available or the costs of attending college are prohibitively high, enrollment numbers for universities may decrease. The demand for, occupancy rates at, rental income from and value of our student housing properties would be adversely affected if student enrollment levels become stagnant or decreased. Accordingly, difficult financial or macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.
Risks Associated with Debt Financing
Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.
We have acquired, and will continue to acquire, real estate assets by assuming existing financing or borrowing new monies. In addition, we may obtain loans secured by some of or all our properties or other assets to fund additional acquisitions or operations, including to satisfy the requirement that we distribute at least 90% of our annual "REIT taxable income" (subject to certain adjustments) to our stockholders, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow reduce the funds available for, among other things, distributions to our stockholders because cash otherwise available for distribution is required to pay principal and interest associated with amounts we borrow.
Defaults on loans secured by a property we own may result in us losing the property as a result of foreclosure actions initiated by a lender. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate real estate assets. In these cases, we will be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.
Lenders may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions.
The terms and conditions contained in our loan documents may require us to maintain cash reserves; limit the aggregate amount we may borrow on a secured and unsecured basis; require us to satisfy restrictive financial covenants; prevent us from entering into certain business transactions, such as a merger or other business combination or a sale of assets; restrict our leasing operations; or require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors.
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
In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must obtain the consent of the lender, pay a fee equal to a fixed percentage of the outstanding loan balance and pay any costs incurred by the lender in connection with any such assignment or transfer.
These provisions of our mortgage agreements may limit our ability to sell our properties which, in turn, could adversely impact the price realized from any such sale. To the extent we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Interest-only indebtedness may increase our risk of default.
We have obtained, and continue to borrow, interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we are required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we are unable to fund the lump-sum or balloon amount.
Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2014, approximately $764.3 million of our mortgages payable and $200.0 million of our line of credit debt bore interest at variable rates. Increases in interest rates on variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As of December 31, 2014, approximately $964.3 million of our total indebtedness bore interest at fixed rates. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
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
To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we are exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. A counterparty could fail, shut down, file for bankruptcy or be unable to pay out contracts. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then-current market price. Additionally, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot provide assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Further, the REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. We may be unable to manage these risks effectively.
We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.
We typically finance a portion of the purchase price for each property that we acquire. However, to ensure that our offers are as competitive as possible, we generally do not enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for other purposes, including funding operating costs or paying distributions to our stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money, become subject to liquidated or other contractual damages and remedies and suffer reputational harm in the commercial real estate market, which could make future sellers less likely to accept our bids or cause them to require a higher purchase price or more onerous contractual terms.
Risks Related to Our Common Stock
Since Inland American shares are not currently traded on a national stock exchange, there is no established public market for our shares and you may not be able to sell your shares.
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter also prohibits the ownership of more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock by any single investor unless exempted prospectively or retrospectively by our board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date. There is no assurance the board will pursue a listing or other liquidity event. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. If and when a listing occurs there is no guarantee you will be able to sell your common stock at a price equal to your initial investment value or the current estimated share value.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On February 24, 2015, we announced an estimated value of our common stock equal to $4.00 per share. The audit committee of the Company’s board of directors engaged Real Globe Advisors, LLC ("Real Globe"), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of February 4, 2015. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent: (i) the price at which our shares would trade at a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his, her or its shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. Following the completion of the Spin-Off, our board of directors analyzed and reviewed our distribution rate and announced a new distribution rate of $0.13 per share on an annualized basis, which represents a decrease from the monthly distribution rate that we paid immediately prior to the Spin-Off. A number of factors were considered in establishing the new distribution rate. Prior to the Spin-Off, Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, our board of directors determined that it is in the best interest of the company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives as described in "Part I, Item 1. Business", as well as to address future lease maturities and disposition plans related to several significant properties in our non-core segment.
There are many factors that can affect the availability and timing of cash distributions, such as our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, as well as many other variables. Our portfolio strategy may also affect our ability to pay our cash distributions if we are not able to reinvest the capital we receive from our property dispositions in a reasonable amount of time into assets that generate cash flow yields similar to or greater than those of the properties sold or if we engage in further spin-off transactions. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some of or all our distributions will be paid from other sources. For the year ended December 31, 2014, distributions were paid from cash flow from operations, distributions from unconsolidated entities and gain on sales of properties. We also may use cash from financing activities, components of which may include borrowings (including borrowings secured by our assets), and have used proceeds from the sales of our properties, to fund distributions. To the extent distributions are paid from these sources, we will have less cash available for other uses, such as to refinance existing indebtedness or to purchase new assets. Additionally, to the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares upon any listing of our stock, the sale of our assets or any other exit event may be negatively affected.
Risks Related to Our Organization and Structure
Stockholders have limited control over changes in our policies and operations.
Our board of directors determines our major policies, including our investment policies and strategies and policies regarding financing, debt and equity capitalization, REIT qualification and distributions. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders.
Stockholders’ interest in us will be diluted if we issue additional shares.
Stockholders do not have preemptive rights with respect to any shares issued by us in the future. Our charter authorizes our board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue. Future issuances of common stock, including issuances through our distribution reinvestment plan ("DRP") (which was suspended effective August 12, 2014), reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders are not entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in the value of their shares. Further, our board could issue stock on terms and conditions that subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for our stockholders.
Stockholders’ returns may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register our company or any of our subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with regulation under the Investment Company Act with respect to capital structure (including the registered entity’s ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act may not be feasible as it would limit our ability to make certain investments and require us to significantly restructure our operations and business plan. The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.
We believe that neither we nor any subsidiaries we own fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we primarily engage in the business of investing in real property, through our wholly or majority owned subsidiaries, each of which has at least 60% of its assets in real property. The company conducts its operations, directly and through wholly or majority-owned subsidiaries, so that neither the company nor any of its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act. Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis (the "40% Test"). The term "investment securities" generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We and our subsidiaries are primarily engaged in the business of investing in real property and, as such, should fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also conduct our operations and the operations of our subsidiaries so that each complies with the 40% Test.
Accordingly, we believe that neither we nor any of our wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in "mortgage and other liens on and interests in real estate," which we refer to as "qualifying real estate investments" and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity’s assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.
We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff. The no-action positions are based on factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage-backed securities, other mortgage-related instruments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, we may limit our investments in these types of assets. The SEC or its staff may not concur with the way we classify our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to no longer be in compliance with the exemption from the definition of an "investment company" provided by Section 3(c)(5)(C) and may force us to re-evaluate our portfolio and our investment strategy. (e.g., in 2011 the SEC staff published a Concept Release in which it reviewed and questioned certain interpretative positions taken under Section 3(c)(5)(C)). To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
A change in the value of any of our assets could cause us to fall within the definition of "investment company" and negatively affect our ability to be free from registration and regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Sales may be required under adverse market conditions, and we could be forced to accept a price below that which we would otherwise consider acceptable. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Any such selling, acquiring or holding of assets driven by Investment Company Act considerations could negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.
If we or our subsidiaries were required to register as an investment company but failed to do so, we or the applicable subsidiary would be prohibited from engaging in our or its business, and criminal and civil actions could be brought against us or the applicable subsidiary. If we or any of our subsidiaries were deemed an unregistered investment company, we or the applicable subsidiary could be subject to monetary penalties and injunctive relief and we or the applicable subsidiary could be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we or the applicable subsidiary were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.
Our rights, and the rights of our stockholders, to recover claims against our officers and directors are limited by Maryland law.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter eliminates our directors’ and officers’ liability to the maximum extent permitted by Maryland law and our charter and bylaws require us to indemnify our directors and officers to the maximum extent permitted by Maryland law for any claim or liability to which they may become subject or which they may incur by reason of their service as directors or officers. Maryland law generally permits a corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action and to indemnify its directors and officers for losses, liabilities and expenses unless it is established that: (i) the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty; (ii) the director or officer actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent or grossly negligent manner. In addition, we may be obligated to fund the defense costs incurred by our officers and directors in some cases.
Our charter places limits on the amount of common stock that any person may own without the prior approval of our board of directors.
To qualify as a REIT, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.
Our charter permits our board of directors to authorize the issuance of preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors is permitted to authorize the issuance of preferred stock without stockholder approval. Further, our board may classify or reclassify any unissued shares of stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such preferred stock. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all our assets, that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the holder becomes an "interested stockholder." These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An "interested stockholder" is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of the corporation; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding voting stock of the corporation.

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
After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of the corporation; and

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
Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a "control share acquisition."
Under the Maryland Control Share Acquisition Act, persons or entities owning "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast by the corporation’s disinterested stockholders. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are not considered disinterested for these purposes. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power:

•	one-tenth or more but less than one-third of all voting power;

•	one-third or more but less than a majority of all voting power; or

•	a majority or more of all voting power.
Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares, subject to certain exceptions. The Control Share Acquisition Act does not apply to (i) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (ii) acquisitions approved or exempted by the corporation’s bylaws. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Federal Income Tax Risks
If we fail to qualify as a REIT, we will have less cash to distribute to our stockholders.
Our qualification as a REIT depends on our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of our qualification as a REIT. If we were to fail to qualify as a REIT and did not qualify for certain statutory relief provisions:

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
To qualify as a REIT, we must comply with the requirement that we currently distribute 90% of our REIT taxable income to our stockholders each year (the "90% Distribution Test"). At times, we may not have sufficient funds to satisfy the 90% Distribution Test and may need to borrow funds or dispose of assets to make these required distributions and maintain our REIT status and avoid the payment of income and excise taxes. Our inability to satisfy the 90% Distribution Test with operating cash flow could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of non-deductible capital expenditures; (iii) the creation of reserves; or (iv) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to find alternative sources of funding or risk losing our status as a REIT.
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

•
If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transactions" tax.

•	Our taxable REIT subsidiaries are subject to regular corporate federal, state and local taxes.

•	We will be subject to a 100% penalty tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis.
Any of these taxes would decrease cash available for distributions to our stockholders.
The prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the Internal Revenue Service (the "IRS") successfully asserts that the 100% prohibited transaction tax applies to some of or all our past or future dispositions.
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
In order to satisfy the 90% Distribution Requirement, the dividends we pay must not be "preferential." A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other shareholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For example, if certain shareholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying the 90% Distribution Requirement.
We suspended our DRP in August 2014, but we may reactivate our DRP in the future. Stockholders who participated in our DRP received distributions in the form of shares of our common stock rather than in cash. Immediately prior to the suspension of our DRP, the purchase price per share under our DRP was equal to 100% of the "market price" of a share of our common stock. Because our common stock was not, and is not yet, listed for trading, for these purposes, "market price" means the fair market value of a share of our common stock, as estimated by us. In the past, our DRP has offered participants the opportunity to acquire newly-issued shares of our common stock at a discount to the "market price." Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we have offered in the past was intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock has not been susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the "market value" used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT.
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
Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT.
If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT considerations.
If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income such as rent. For the rent we receive under our lease to be treated as qualifying income for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. There are no controlling Treasury regulations, published rulings or judicial decisions involving leases with terms substantially the same as our former hotel leases that discuss whether such leases constitute true leases for federal income tax purposes. We believe that all our leases, including our former hotel leases, will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If a significant portion of our leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests and we would likely lose our REIT status.

We may fail to qualify as a REIT as a result of our investments in joint ventures and other REITs.
We have owned, and intend to continue to own, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures. In addition, we have owned, and intend to continue to own, significant equity ownership interests in other REITs, such as MB REIT (Florida), Inc., Cobalt Industrial REIT II and Xenia. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. Similarly, if one of the REITs in which we own or have owned a significant equity interest were to fail to qualify as a REIT, we would likely fail to satisfy one or more of the REIT gross income and asset tests. If we failed to satisfy a REIT gross income or asset test as a result of an investment in a joint venture or another REIT, we would fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT "savings" provisions, which may require us to pay a significant penalty tax to maintain our REIT qualification.
If our former hotel managers did not qualify as "eligible independent contractors," we would fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. Prior to the disposition of our hotel portfolio, we leased our hotels to certain of our taxable REIT subsidiaries. A taxable REIT subsidiary will not be treated as a "related party tenant," and will not be treated as directly operating a lodging facility, which is prohibited, to the extent that hotels that our taxable REIT subsidiaries lease are managed by an "eligible independent contractor."
We believe that the rent paid by our taxable REIT subsidiaries that leased our hotels was qualifying income for purposes of the REIT gross income tests and that our taxable REIT subsidiaries qualified to be treated as "taxable REIT subsidiaries" for federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, we would likely fail to satisfy the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to satisfy either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless we qualified for certain statutory relief provisions.
If our former hotel managers did not qualify as "eligible independent contractors," we may be deemed to have failed to qualify as a REIT. Each of the hotel management companies that entered into a management contract with our taxable REIT subsidiaries that leased our hotels must have qualified as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by taxable REIT subsidiaries to be qualifying income for gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, (i) a manager must be actively engaged in the trade or business of operating hotels for third parties at the time the manger enters into a management contract with a taxable REIT subsidiary lessee and (ii) the manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager. Although we believe that all our former hotel managers qualified as eligible independent contractors, no complete assurance can be provided that the IRS will not successfully challenge that position.
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
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2014, we owned interests in retail, lodging, student housing, and non-core properties. We owned an interest in 142 properties, excluding our lodging and development properties, located in 28 states. In addition, we owned 46 lodging properties in 20 states and the District of Columbia. As a result of the Spin-Off and other dispositions of our lodging properties, going forward we will no longer have a lodging segment. (Dollar amounts stated in thousands, except for revenue per available room ("RevPAR"), average daily rate ("ADR") and average rent per square foot.)
General
The following table sets forth information regarding our ten largest individual tenants in descending order based on annualized rent paid in 2014 but excluding our lodging and student housing properties. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Average rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Physical occupancy is defined as the percentage of total gross leasable ("GLA") area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

Tenant Name	Type	Total Annualized Rental Income 2014 (in thousands)	Percent of Total Annualized Income	Gross Leasable Area	Percentage of Gross Leasable Area
AT&T, Inc.	Non-core	$44,327	15.5%	3,404,451	15.6%
The Geo Group, Inc.	Non-core	9,850	3.4%	301,029	1.4%
Ross Dress for Less	Retail	8,810	3.1%	823,765	3.8%
Lockheed Martin	Non-core	7,206	2.5%	314,196	1.4%
Best Buy	Retail	7,017	2.4%	491,785	2.2%
Publix	Retail	5,818	2.0%	620,233	2.8%
Tom Thumb	Retail	5,656	2.0%	618,633	2.8%
Petsmart	Retail	5,088	1.8%	389,543	1.8%
Bed Bath & Beyond	Retail	4,631	1.6%	446,449	2.0%
Dick's Sporting Goods	Retail	3,888	1.4%	345,073	1.6%
Totals		$102,291		7,755,157
As described above, our top tenant, AT&T, Inc. represents approximately 15.5% of our total annualized rental income. AT&T, Inc. occupies three properties with lease expirations occurring in 2016, 2017 and 2019. One property with a lease expiration in 2016 and approximately 1.7 million square feet is in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second property with a lease expiration in 2017 and approximately 1.5 million square feet is in St. Louis, Missouri. AT&T, Inc. may not renew such leases. If AT&T, Inc. does not renew such leases, based on current market conditions, we may be unable to re-lease some or all of these properties at a comparable rate in a timely manner. To the extent we are able to re-lease any or all of such properties, the tenant improvement and leasing costs associated with any new tenants would likely be significant. As part of our strategy, we intend to dispose of our non-core assets, including the properties currently leased by AT&T, Inc. This disposition strategy of our non-core assets will continue to evolve as we look to sell these assets in individual and portfolio transactions over time or engage in other strategic transactions in an effort to maximize their value.
The following sections set forth certain summary information about the character of the properties that we owned at December 31, 2014. Certain of our properties are encumbered by mortgages, totaling $2,954,851 as of December 31, 2014. Exclusive of those properties included in the Spin-Off, our properties are encumbered by mortgages totaling $1,775,375 as of December 31, 2014. Additional detail about the properties can be found on Schedule III – Real Estate and Accumulated Depreciation.

Retail Segment
As of December 31, 2014, our retail segment consisted of 108 properties, with an average of approximately 143,300 square feet per property. The properties are located principally in primary or secondary markets. Approximately 41% and 23% of our properties by GLA are located in the Southeastern regions of the country and Texas, respectively.
We own the following types of retail centers:

•
Community or neighborhood centers, which are generally open air and designed for tenants that offer a wide array of types of merchandise including apparel and other soft goods. Typically, community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood shopping centers are generally smaller open air centers with a grocery store anchor and/or drugstore, and other small service type retailers.

•
Power centers are generally larger and consist of several anchors, such as department stores, off-price stores, warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our results of operations. Our retail business is not highly dependent on specific retailers or specific retail industries, nor is it subject to lease roll over concentration. We believe this minimizes risk to the portfolio of significant revenue variances over time.
The following table reflects the types of properties within our retail segment as of December 31, 2014.

Retail Properties	Number of Properties	Total GLA (Sq. Ft.)	Percentage of Economic Occupancy	Total Number of Financially Active Leases	Total Annualized Rent ($)	Average Rent per Square Foot ($)
Community & Neighborhood Center	67	6,137,893	92%	964	$78,607	$13.99
Power Center	41	9,339,295	94%	994	121,608	13.80
	108	15,477,188	93%	1,958	$200,215	$13.87

The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent per Square Foot ($)
2015	243	1,376,261	$16,715	9.5%	8.3%	$12.15
2016	302	1,654,295	23,961	11.5%	11.9%	14.48
2017	365	1,857,277	31,131	12.9%	15.5%	16.76
2018	292	1,767,026	27,497	12.2%	13.7%	15.56
2019	287	2,417,518	32,880	16.9%	16.4%	13.60
2020	141	1,329,296	18,396	9.2%	9.1%	13.84
2021	62	627,299	8,264	4.3%	4.1%	13.17
2022	42	682,621	8,376	4.7%	4.2%	12.27
2023	50	653,151	9,715	4.5%	4.8%	14.87
2024	60	840,355	10,148	5.8%	5.0%	12.08
MTM	37	112,766	2,035	0.8%	1.0%	18.05
Thereafter	74	1,108,090	12,062	7.7%	6.0%	10.89
	1,955	14,425,955	$201,180	100%	100%	$13.95
We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of December 31, 2014 will in fact be exercised.

The following table represents lease spread metrics for leases that commenced in 2014 compared to expiring leases for the prior tenant in the same unit:

	No. of Leases Commenced as of Dec 31, 2014	GLA SF	New Contractual Rent per Square Foot ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	% Change over Prior Contract Rent (a)	Weighted Average Lease Term	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (b)	218	1,235,977	$15.02	$14.32	4.89%	4.73	$0.07	$—
Comparable New Leases (b)	22	72,892	18.80	18.72	0.43%	8.94	26.75	7.97
Non-Comparable Renewal and New Leases	84	316,614	16.27	n/a	n/a	8.59	14.00	5.08
Total	324	1,625,483	$15.23	$14.57	4.53%	5.67	$3.98	$1.35
(a) Non-comparable leases are not included in totals.
(b) Comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage, and rent structure is consistent.
During 2014, 102 new leases and 222 renewals commenced with gross leasable area totaling 1,625,483 square feet, of which 240 were comparable. For our comparable new leases, base rent increased by 0.43% from prior base rent, going from $18.72 to $18.80 per square foot. The weighted average term for comparable new leases was 8.94 years, with tenant improvement allowances and commissions at $26.75 and $7.97 per square foot, respectively. The small spread increase for comparable new leases was driven down by an anchor tenant, representing 24,960 square feet, who took possession in 2014. The prior tenant terminated early and paid a termination fee, which is reflected in other property income on the consolidated statement of operations and comprehensive income for the year ended December 31, 2014. Excluding this lease, overall comparable new leases saw rent growth of 4.05%.
Our comparable renewal leases saw rent growth of 4.89%, increasing from $14.32 to $15.02 per square foot. The weighted average term was 4.73 years. Tenant improvement allowance was at $0.07 per square foot, and there were no lease commissions.
The 84 non-comparable leases commenced with rents starting at $16.27 in year 1 and had a weighted average term of 8.59 years. Tenant improvement allowances and lease commissions were $14.00 and $5.08 per square foot, respectively.
Tenant improvement allowances were primarily given for our new leases, one of which represents 10% of the total tenant improvement allowance. Lease commissions were consistent across the new lease activity.
As of December 31, 2013, we had 262 leases set to expire in 2014, of which GLA totaled 1.4 million square feet. During the twelve months ended December 31, 2014, we achieved a retention rate of 77% by number of leases.

Lodging Segment
Lodging properties have characteristics different from those found in retail, student housing, and non-core properties. Revenue, operating expenses, and net income of lodging properties are directly tied to the daily hotel sales operation whereas these other asset classes generate revenue from medium to long-term lease contracts. Lodging properties have the benefit of capturing increased revenue opportunities on a daily or weekly basis but are also subject to immediate decreases in lodging revenue as a result of declines in daily rental rates or daily occupancy when demand is reduced.
The majority of our formerly owned lodging properties are classified in the "upscale" or "upper-upscale" lodging categories. The classifications are defined by Smith Travel Research, an independent provider of lodging industry statistical data. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations.
As a result of the Xenia Spin-Off and other dispositions of our lodging properties, going forward we will no longer have a lodging segment.
The following table reflects the types of properties within our lodging segment as of December 31, 2014.

Lodging	Number of Properties	Number of Rooms	Average Occupancy for the year ended December 31, 2014	Average RevPAR for the year ended December 31, 2014 ($)	ADR for 2014 ($)
Luxury	5	1,281	69%	$137	$198
Upper-Upscale	27	8,319	76%	132	174
Upscale	12	2,772	81%	146	181
Upper-Midscale	2	264	82%	129	156
	46	12,636	76%	$135	$178

Student Housing Segment
Our student housing portfolio consists of residential and mixed-use communities located close to or on university campuses and some communities in urban infill locations. Our portfolio includes communities designed as high-rise buildings, clusters of mid-rise buildings, garden-style and cottage-style apartments. These communities include outdoor amenities such as swimming pools, grilling areas, volleyball courts, putting greens, and rooftop decks. Indoor amenities include study lounges, coffee bars, fitness centers, and multimedia lounges. The properties are leased on a per-bed basis and are typically one year leases commencing in the fall season in conjunction with the beginning of the school year.
The following table reflects the types of properties within our student-housing segment as of December 31, 2014.

	Number of Properties	Total Beds	Total No. of Beds Occupied	Average Physical Occupancy	Rent per Bed ($)
Student Housing	14	7,986	7,254	91%	$742

Non-core Segment
As described above, our strategy is focused on our retail and student housing asset classes. The remaining assets outside of retail and student housing are grouped together in the non-core segment. Our non-core segment is comprised of multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties. Our strategy includes the disposition of non-core assets in individual and portfolio transactions over time or engage in other strategic transactions in an effort to maximize their value.
The following table reflects the types of properties within our non-core segment as of December 31, 2014.

Non-core	Number of Properties	Total Gross Leasable Area (Sq. Ft.)	Percentage of Economic Occupancy as of December 31, 2014	Total No. of Financially Active Leases as of December 31, 2014	Sum of Annualized Rent ($)
Multi-tenant office	7	1,704,777	71%	23	$23,647
Triple net	13	4,706,040	100%	13	62,658
	20	6,410,817	92%	36	$86,305
The following table represents lease expirations for the non-core segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2015	6	90,065	$1,189	1.5%	1.4%	$13.20
2016	8	2,412,155	36,325	40.8%	41.7%	15.06
2017	7	1,685,750	20,305	28.5%	23.3%	12.05
2018	4	231,315	6,054	3.9%	7.0%	26.17
2019	5	538,775	8,182	9.1%	9.4%	15.19
2020	1	301,029	9,850	5.1%	11.3%	32.72
2021	1	17,795	85	0.3%	0.1%	4.78
2022	1	41,690	1,145	0.7%	1.3%	27.46
2023	—	—	—	—%	—%	—
2024	—	—	—	—%	—%	—
Month to Month	1	108,600	1,857	1.8%	2.1%	17.10
Thereafter	2	489,649	2,113	8.3%	2.4%	4.32
	36	5,916,823	$87,105	100%	100%	$14.72
As described above, leases expiring in 2016 and 2017 represent approximately 41.7% and 23.3%, respectively, of our total annualized rental income of our non-core segment. In 2016 and 2017, the leases on two properties occupied by AT&T, Inc. expire. One property with approximately 1.7 million square feet is in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second property with approximately 1.5 million square feet is in St. Louis, Missouri. AT&T, Inc. may not renew such leases. If AT&T, Inc. does not renew such leases, based on current market conditions, we may be unable to re-lease some or all of these properties at a comparable rate in a timely manner. To the extent we are able to re-lease any or all of such properties, the tenant improvement and leasing costs associated with any new tenants would likely be significant.

Item 3. Legal Proceedings
In May 2012, we disclosed that the SEC was conducting a non-public, formal, fact-finding investigation to determine whether there had been violations of certain provisions of the federal securities laws regarding the payment of fees to our former Business Manager and Property Managers, transactions with our former affiliates, timing and amount of distributions paid to our investors, determination of property impairments, and any decision regarding whether we would become a self-administered REIT (the "SEC Investigation").
We subsequently received three related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that our officers, our board of directors, our former Business Manager, and affiliates of our former Business Manager breached their fiduciary duties to us in connection with the matters that we disclosed were subject to the SEC Investigation.
Upon receiving the first of the Derivative Demands, on October 16, 2012, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors saw fit to investigate. Pursuant to this authority, the independent directors formed a special litigation committee comprised solely of independent directors to review and evaluate the alleged claims and to recommend to the full board of directors whether the maintenance of a derivative proceeding was in the best interests of the Company. The special litigation committee engaged independent legal counsel and experts to assist in the investigation.
On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court stayed the case - Trumbo v. The Inland Group, Inc. - pending completion of the special litigation committee's investigation.
On December 8, 2014, the special litigation committee completed its investigation and issued its report and recommendation. The special litigation committee concluded that there is no evidence to support the allegations of wrongdoing in the Derivative Demands. Nonetheless, in the course of its investigation, the special litigation committee uncovered facts indicating that certain then-related parties breached their fiduciary duties to the Company by failing to disclose to the independent directors certain facts and circumstances associated with the payment of fees to our former Business Manager and Property Managers. The special litigation committee determined that it is advisable and in the best interests of the Company to maintain a derivative action against our former Business Manager, Property Managers, and Inland American Holdco Management LLC. The special litigation committee found that it was not in the best interests of the Company to pursue claims against any other entities or against any individuals.
On January 20, 2015, the board of directors adopted the report and recommendation of the special litigation committee in full and authorized the Company to file a motion to realign the Company as the party plaintiff in Trumbo v. The Inland Group, Inc., and to take such further actions as are necessary to reject and dismiss claims related to allegations that the board of directors has determined lack merit and to pursue claims against our former Business Manager, Property Managers, and Inland American Holdco Management LLC for breach of fiduciary duties in connection with the failure to disclose facts and circumstances associated with the payment of fees to related parties.
On March 2, 2015, counsel for the stockholders who made the second Stockholder Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The parties have agreed to seek an order consolidating the action with the Trumbo case.
On March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received to date, it did not intend to recommend any enforcement action against the Company.
In connection with Xenia's filing of the Registration Statement on Form 10 and its potential separation from the Company, we entered into an Indemnity Agreement with Xenia on August 8, 2014, as amended. Pursuant to the Indemnity Agreement, we agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the SEC Investigation; the Derivative Demands; the Trumbo action; and the investigation by the special litigation committee of our board of directors, in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after

Xenia’s separation from the Company. See "Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence - Agreements with Xenia Hotels & Resorts, Inc. - Indemnity Agreement."
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on "best efforts" offerings to comply with the rules published by the Financial Industry Regulatory Authority ("FINRA").  On February 24, 2015, we announced an estimated value of our common stock as of February 4, 2015 equal to $4.00 per share.
The audit committee of our board of directors ("Audit Committee") engaged Real Globe Advisors, LLC ("Real Globe"), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of February 4, 2015. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the Audit Committee by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated February 11, 2015, reflects values as of February 4, 2015. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and ourselves or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the "net asset value" or "NAV" method which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of our real estate assets is equal to the sum of its individual real estate values. Generally, Real Globe estimated the value of the Company’s wholly-owned core and non-core real estate and real estate-related assets, using a discounted cash flow, or "DCF", of projected net operating income, less capital expenditures, for each property, for the ten-year period ending January 31, 2025, and applying a market supported discount rate and capitalization rate. For all other assets, including cash, other current assets, certain non-core assets, joint ventures, land developments, and marketable securities, fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations, including the current liabilities, by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments. Real Globe determined NAV in a manner consistent with the definition of fair value under GAAP set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 Fair Value Measurements and Disclosures.
Net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of February 4, 2015. Real Globe then applied a discount rate and capitalization rate sensitivity analysis on the weighted average terminal capitalization and discount rates used to value all wholly owned real estate assets, resulting in a value range equal to $3.85 - $4.18 per share. The mid-point in that range was $4.00.
On February 17, 2015, the Audit Committee met to review and discuss Real Globe’s report. Following this review, the Audit Committee unanimously adopted a resolution accepting the Real Globe analysis. The Audit Committee also unanimously adopted a resolution recommending an estimate of per share value as of February 4, 2015 equal to $4.00 per share. At a full meeting of our board of directors held on February 18, 2015, the Audit Committee made a recommendation to the board that we publish an estimate of per share value as of February 4, 2015 equal to $4.00 per share. The board unanimously adopted this recommendation of estimated per share value, which estimated value assumes a weighted average exit capitalization rate equal to 6.63% and a discount rate equal to 7.68%.
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code of 1986, as amended (the "Code") with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code.

 The estimated value per share was approved by our board on February 18, 2015 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. We currently anticipate publishing a new estimated share value at the end of 2015. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Share Repurchase Program
Our board of directors adopted a Share Repurchase Program ("SRP"), which became effective February 1, 2012 and was suspended as of February 28, 2014. In connection with our SRP, in January 2014, we repurchased 1,077,829 shares requested in fourth quarter 2013. There are no additional requests outstanding. The price per share for all shares repurchased was $6.94 and all repurchases were funded from proceeds from our distribution reinvestment plan. The board of directors voted to suspend the SRP on January 29, 2014 in order to comply with the securities laws while we executed a series of strategic transactions. The SRP will remain suspended indefinitely until further notice.

Month	Total number of share purchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
January 2014	—	1,077,829	$6.94	$7,480
(a) Shares are repurchased in the month subsequent to the quarter in which the requests are received.
On April 25, 2014, we completed a modified Dutch tender offer (the "Offer"), and accepted for purchase 60,761,166 shares for a final aggregate purchase price of $394.9 million as of December 31, 2014, excluding fees and expenses relating to the Offer and paid by us.
Stockholders
As of March 23, 2015, we had 172,217 stockholders of record.
Distributions
We have been paying monthly cash distributions since October 2005. During the years ended December 31, 2014 and 2013, we declared cash distributions, which are paid monthly in arrears to stockholders, totaling $436.9 million and $450.1 million, respectively, in each case equal to $0.50 per share on an annualized basis. During the years ended December 31, 2014 and 2013, we paid cash distributions of $438.9 million and $449.3 million, respectively. For Federal income tax purposes for the years ended December 31, 2014 and 2013, 12% and 0% of the distributions paid constituted a return of capital in the applicable year, respectively. The remaining portion of the distributions paid constituted ordinary income.
On February 3, 2015, we completed the Spin-Off through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of the Record Date. Each holder of record of the Company’s common stock as of the Record Date received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR."
Upon completing the Spin-Off, our board of directors analyzed and reviewed our distribution rate, and, on February 24, 2015, we announced that the board of directors has reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock.
A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, the board of directors determined that it is in the best interests of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives, as well as address future lease maturities and disposition plans related to several properties in our non-core segment.
Notification Regarding Payments of Distributions
Stockholders should be aware that the method by which a stockholder has chosen to receive his or her distributions affects the timing of the stockholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:
(1) those stockholders who have chosen to receive their distributions via ACH wire transfers receive their distributions on the distribution payment date (as determined by our board of directors);
(2) those stockholders who have chosen to receive their distributions by paper check are typically mailed those checks on the distribution payment date, but sometimes paper checks are mailed on the day following the distribution payment date; and
(3) for those stockholders holding shares through a broker or other nominee, the distributions payments are wired, or paper checks are mailed, to the broker or other nominee on the day following the distribution payment date.
All stockholders who hold shares directly in record name may change at any time the method through which they receive their distributions from our transfer agent, and those stockholders will not have to pay any fees to us or our transfer agent to make such a change. Accordingly, each stockholder may select the timing of receipt of distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the distributions. Because all stockholders may elect to have their distributions sent via ACH wire on the distribution payment date, we treat all of our stockholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for federal income tax purposes.
Stockholders who hold shares directly in record name and who would like to change their distribution payment method should complete a "Change of Distribution Election Form." The form is available on our website under "Investor Relations Forms."
We note that the payment method for stockholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for stockholders who hold shares in a tax-deferred account, such as an IRA, is generally determined by the custodian for the account. Stockholders that currently hold shares through a broker or other nominee and would like to receive distributions via ACH wire or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, stockholders who hold shares in a tax-deferred account may need to hold shares outside of their tax-deferred accounts to change the method through which they receive their distributions. Stockholders who hold shares through a tax-deferred account and who would like to change the method through which they receive their distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax-deferred account.
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$7,497,317	$9,662,464	$10,759,884	$10,919,190	$11,391,502
Debt	$3,190,636	$3,641,552	$6,006,146	$5,902,712	$5,532,057
Operating Data:
Total income	$1,379,141	$1,108,122	$909,661	$920,385	$802,402
Total interest and dividend income	$13,024	$19,261	$23,377	$22,860	$33,068
Net income (loss) attributable to Company	$486,642	$244,048	$(69,338)	$(316,253)	$(176,431)
Net income (loss) per common share, basic and diluted	$0.56	$0.27	$(0.08)	$(0.37)	$(0.21)
Common Stock Distributions:
Distributions declared to common stockholders	$436,875	$450,106	$440,031	$429,599	$417,885
Distributions per weighted average common share	$0.50	$0.50	$0.50	$0.50	$0.50
Funds from Operations:
Funds from operations (a)	$442,512	$459,607	$476,713	$443,460	$321,828
Cash Flow Data:
Cash flows provided by operating activities	$340,335	$422,813	$456,221	$397,949	$356,660
Cash flows provided by (used in) investing activities	$1,922,890	$922,624	$(118,162)	$(286,896)	$(380,685)
Cash flows used in financing activities	$(1,849,312)	$(1,246,979)	$(335,443)	$(160,597)	$(208,759)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	878,064,982	899,842,722	879,685,949	858,637,707	835,131,057

(a)
We consider Funds from Operations, or "FFO" a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, which it believes reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on depreciable property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, these impairment charges are added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.

FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows (in thousands):

		Year ended December 31,
		2014	2013	2012
Funds from Operations:
	Net income (loss) attributable to Company	$486,642	$244,048	$(69,338)
Add:	Depreciation and amortization related to investment properties	331,683	383,969	438,755
	Depreciation and amortization related to investment in unconsolidated entities	39,247	34,766	48,840
	Provision for asset impairment	85,439	248,230	37,830
	Provision for asset impairment included in discontinued operations	—	4,476	45,485
	Impairment of investment in unconsolidated entities	8,464	6,532	9,365
	Impairment reflected in equity in earnings of unconsolidated entities	—	—	470
	Gain on sale of property reflected in net income attributed to noncontrolling interest	—	—	5,439
Less:	Gains from property sales and transfer of assets	360,934	456,563	40,691
	Net gains from property sales reflected in equity in earnings of unconsolidated entities, net	78,705	2,792	2,399
	Gains (loss) from sales of investment in unconsolidated entities	69,324	3,059	(2,957)
	Funds from operations	$442,512	$459,607	$476,713
Below is additional information related to certain items that significantly impact the comparability of our Funds from Operations and Net Income (Loss) or significant non-cash items from the periods presented (in thousands):

	Year ended December 31,
	2014	2013	2012
Gain on notes receivable	$—	$(5,334)	$—
Impairment on securities	—	1,052	1,899
Straight-line rental income	(3,326)	(8,147)	(11,010)
Amortization of above/below market leases	(273)	(2,659)	(2,271)
Amortization of mark to market debt discounts	5,919	5,929	6,488
(Gain) loss on extinguishment of debt	41,980	18,777	(9,478)
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	—	(5,709)	(2,176)
Acquisition costs	1,529	2,987	1,644

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Part II, Item 6. Selected Financial Data" and our consolidated financial statements included in this annual report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Special Note Regarding Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" included elsewhere in this annual report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.
Overview
Over the past two years, we have been implementing our strategy of focusing our portfolio into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals have been to enhance long-term stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders.
Following the completion of the transactions described below, our portfolio is now comprised of 142 properties, excluding our development properties, representing 15.5 million square feet of retail space, 7,986 student housing beds and and 6.4 million square feet of non-core space. With our current portfolio, our strategy is to tailor and grow our retail and student housing segments and dispose of our remaining non-core assets. Our objective has been, and will continue to be, maximizing stockholder value over the long-term.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the year ended December 31, 2014 were generated by collecting rental payments from our tenants, room revenues from lodging properties, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, management fees, utilities, and insurance (some of which are recoverable). Our lodging operating expenses include, but are not limited to: rooms, food and beverage, utility, administrative and marketing, payroll, franchise and management fees, and repairs and maintenance expenses.
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Funds from Operations ("FFO"), a supplemental non-GAAP (U.S. generally accepted accounting principles, or "GAAP") measure to net income determined in accordance with GAAP;

•
Property net operating income ("NOI"), which excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Managing operating expenses;

•	Managing general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.
Highlights in 2014
In 2014, we made significant strides in the execution of our strategy of tailoring our diversified portfolio in three specific real estate asset classes (retail, lodging and student housing), while maintaining distributions funded by our operations, distributions from unconsolidated entities, and gain on sale of properties. We disposed of assets we determined to be less strategic and reinvested the capital in real estate assets that we believe are aligned with our strategic objectives of maximizing stockholder return over the long-term.
Self-Management Transaction
On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the "Inland Group") to begin the process of becoming self-managed (collectively, the "Self-Management Transactions"). We did not pay an internalization fee or self-management fee to the Inland Group in connection with the Self-Management Transactions. As of March 12, 2014, functions previously carried out by Inland American Business Manager & Advisor, Inc. (the "Business Manager") and certain functions performed by Inland American Holdco Management LLC and its affiliates (the “Property Managers”), such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company. We transitioned the remaining property management functions on December 31, 2014. Many of the employees of our former Business Manager and former Property Managers are now directly employed by the Company. Long-term, we expect that becoming self-managed will positively impact our net income and cash flow from operations.
Portfolio Realignment Activities
As part of our strategy to realign our asset segments, in 2014 we sold 313 properties for a gross disposition price of $2.7 billion, consisting of 244 non-core properties for $1.4 billion, 55 lodging properties for $1.1 billion, 13 retail properties for $176.3 million, and one student housing property for $25.4 million.
Of the 244 non-core properties sold in 2014, 223 were a part of a net lease asset portfolio sale. On August 8, 2013, we entered into an equity interest purchase agreement to sell certain equity interests in direct and indirect subsidiaries that collectively owned certain of our net lease assets (the "triple net sale"), consisting of 294 retail, office, and industrial properties. The triple net sale was consummated through multiple closings, with the final closing occurring on May 8, 2014. In 2014, we sold equity interests in direct and indirect subsidiaries owning an aggregate of 223 total net lease assets for approximately $1.2 billion, consisting of 182 bank branches, 24 industrial properties, 12 single and multi-tenant retail properties, and five office properties. On the same day, the purchaser elected to terminate the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228.4 million, and in connection with such termination, the purchaser forfeited to us $10.0 million of the deposit posted into escrow. This portfolio was classified as held for sale on August 8, 2013 and therefore the operations are reflected as discontinued operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012.
Of the 55 lodging properties sold for $1.1 billion, 52 were a part of the select service portfolio sale. On September 17, 2014, we entered into a definitive agreement to sell a portfolio of lodging assets, consisting of 52 select service lodging properties with 6,976 rooms for approximately $1.1 billion. On this date, the portfolio was classified as held for sale on the consolidated balance sheet and the assets and liabilities associated with this portfolio were recorded at the lesser of the carrying value or fair value less costs to sell. The transaction closed on November 17, 2014 for an aggregate gross disposition price of $1.1 billion. This sale reflected a strategic shift for the Company and has a major impact on our consolidated financial statements; therefore the sold operations are reflected as discontinued operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013, and 2012.
Our acquisition and disposition activities highlight our move to divest of non-strategic assets and redeploy the capital into our strategic segments, retail and student housing, as well as pay down debt and provide capital for Xenia. In 2014, we acquired one student housing property consisting of 352 beds for $41.0 million. In addition, we acquired three retail properties consisting of 374,574 square feet for $78.4 million.
Distributions
On February 3, 2015, we completed the spin-off ("Spin-Off") of our subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." In connection with the Spin-Off, we entered into certain agreements that, among other things, provide a framework for our relationship with Xenia as two separate companies, including a Transition Services Agreement, and an Employee Matters

Agreement and an Indemnity Agreement. See "Part III, Item 13. Certain Relationships and Transactions, and Director Independence - Agreements with Xenia Hotels & Resorts, Inc."
We paid monthly cash distributions to our stockholders which totaled in the aggregate $438.9 million for the year ended December 31, 2014, which was equal to $0.50 per share for 2014, assuming that a share was outstanding the entire year. The distributions paid for the year ended December 31, 2014 were funded from cash flow from operations, distributions from unconsolidated joint ventures, and gains on sale of properties.
Upon completing the Spin-Off, our Board analyzed and reviewed our distribution rate and has announced a new distribution rate of $0.13 per share on an annualized basis beginning with the distribution to be paid in March 2015. A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, the board of directors determined that it is in the best interests of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment.
On April 25, 2014, we completed a modified Dutch tender offer ("Offer") and accepted for purchase 60,761,166 shares for a final aggregate purchase price of $394.9 million as of December 31, 2014, excluding fees and expenses relating to the Offer and paid by us.
Financing Activities
During the year ended December 31, 2014, we successfully refinanced or paid off our 2014 maturities of approximately $418.5 million as well as $427.7 million of our 2015 maturities. Additionally, we placed debt of approximately $300.1 million on new and existing properties. We were able to obtain favorable rates while still maintaining what we believe is a manageable debt maturity schedule for future years. As of December 31, 2014, we had $300 million available under our revolving line of credit and borrowed the full amount of our $200 million term loan. As of December 31, 2014, the interest rate for the term loan was 1.67%. Subsequently on January 30, 2015, we paid off the full amount of our $200 million term loan. In connection with the Spin-Off, on February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving credit facility. The facility will assist us by providing liquidity to bridge the potential timing difference between generating proceeds from disposing of non-strategic assets and funding the acquisition of retail and student housing assets.
As of December 31, 2014, we had mortgage debt of approximately $3.0 billion and a weighted average interest rate of 4.63%. Our mortgage debt maturities for 2015 were $116.8 million with a weighted average interest rate of 4.73%. After the Spin-Off, we have mortgage debt of approximately $1.8 billion and a weighted average interest rate of 5.08% and our mortgage debt maturities for 2015 are $25.8 million with a weighted average interest rate of 6.22%.
Total Segment Net Operating Income
Including lodging properties, we saw total net operating income increase from $515.6 million to $598.7 million for the year ended December 31, 2013 to 2014. The increase of $83.1 million or 16.1% was primarily generated by the lodging properties purchased in 2013 and 2014. As a result of the Xenia Spin-Off and other dispositions of our lodging properties, going forward we will no longer have a lodging segment.
Excluding lodging properties, we saw total net operating income decrease from $321.2 million to $316.0 million for the year ended December 31, 2013 to 2014. The decrease of $5.2 million or 2% was primarily generated by the contribution of fourteen properties in 2013 to IAGM Retail Fund I, LLC ("IAGM"), our joint venture with PGGM Private Real Estate Fund ("PGGM"). The decrease was offset by an increase in student housing total net operating income of $6.3 million from 2013 to 2014.

Same Store Segment Net Operating Income
The following table represents our same store net operating income for the years ended December 31, 2014 and 2013. Same store properties are properties we have owned and operated for the same period during each year. Net operating income is calculated and reconciled to U.S. generally accepted accounting principles ("GAAP") net income in "Part II, Item 8. Note 13 to the Consolidated Financial Statements."

	2014 Net Operating Income	2013 Net Operating Income	Increase (Decrease)	Increase (Decrease)	2014 Average Occupancy (a)	2013 Average Occupancy (a)
Retail	$170,256	$165,922	$4,334	2.6%	93%	93%
Lodging	179,901	164,794	15,107	9.2%	74%	73%
Student Housing	19,778	25,220	(5,442)	(21.6)%	90%	92%
Non-core	70,788	72,851	(2,063)	(2.8)%	92%	95%
	$440,723	$428,787	$11,936	2.8%
(a) Economic occupancy, shown for the retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy is shown for the lodging and student housing segments.
Including lodging properties, we experienced an increase in our same store net operating income due to organic growth in our lodging segment as our same store net operating income results increased $15.1 million, or 9.2%, for the year ended December 31, 2014 compared to 2013. These increases in our lodging portfolio can be attributed to higher occupancy and revenue per available room ("RevPAR").
Excluding lodging properties, we experienced a decrease in our same store net operating income of $3.2 million or 1.2%, from December 31, 2013 to 2014 due to a one-time major repair project at one of our student housing properties, of which $5.8 million was incurred for the year ended December 31, 2014. Our student housing same store net operating income has decreased $5.4 million, or 21.6%, for the year ended December 31, 2014 compared to 2013 as a result of this project. Overall, student housing revenues are holding steady. Our retail segment experienced an increase in same store net operating income of $4.3 million, or 2.6%, exhibiting stable occupancy and contractual rental rates. Our non-core segment's net operating income decreased slightly from prior year due to a decline in occupancy coupled with decreased rental rates.
Outlook
During 2015, we will seek to deliver value by continuing to refine and grow our retail and student housing segments and dispose of our remaining non-core assets. On February 3, 2015, we completed the Spin-Off of our lodging subsidiary, Xenia, which generated a substantial portion of our cash flows from operations, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015. Our retail portfolio is expected to maintain high occupancy and have manageable lease rollover in the next three years. A significant focus in our retail segment will be to continue to maximize the portfolio by accretive acquisitions in key markets and select dispositions of properties that are in markets that we do not believe offer the same opportunities for growth. Our leasing staff actively seeks to lease space at favorable rates, and our management team is focused on controlling expenses and maintaining strong tenant relationships. We believe the retail segment same store income will be consistent with 2014 results while improving the tenant mix and continuing to upgrade the quality of the tenancies.
We expect to see increased same store operating performance in our student housing segment as we continue to execute our investment strategy. In 2015, we anticipate the estimated mid-year delivery of approximately 1,618 beds from three current development projects. We also anticipate the 2016 delivery of approximately 831 beds from two developments. In 2015, we expect increases in operating results compared to 2014 in our student housing portfolio due to increasing rental rates driven by the quality of our property metrics and strong demand. Occasionally, we may recycle capital through strategic dispositions in order to maximize the financial performance of our student housing segment.
We expect to see similar or decreased operating performance in our non-core portfolio in 2015. We will look to sell these assets in individual and portfolio transactions or engage in other strategic transactions over time in an effort to maximize their value.
While we believe we will continue to see overall operating performance increases in 2015, we expect to see continued disposition activity in 2015. This disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue in 2015. We believe we will be able to continue cash distributions at our new distribution rate of $0.13 per share on an annualized basis and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the years ended December 31, 2014, 2013 and 2012. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire years ended December 31, 2014 and 2013 and December 31, 2013 and 2012, respectively, are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts, per square foot amounts, revenue per available room, or "RevPAR", and average daily rate, or "ADR").
Comparison of the years ended December 31, 2014, 2013 and 2012

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net income (loss) attributable to Company	$486,642	$244,048	$(69,338)
Net income (loss) per common share, basic and diluted	$0.56	$0.27	$(0.08)
Our net income increased from the year ended December 31, 2013 to 2014 primarily due to income from discontinued operations of $233,646, which included a $287,722 gain on sale of properties. We also experienced a $64,333 increase in gain, loss, and impairment of investment in unconsolidated entities, net, due to a gain on the termination of one of our joint ventures. Additionally, lodging net operating income increased by $88,352 from 2013 to 2014 due to a full year of operations for 14 acquisitions in 2013, as well as an increase in ADR from $162 to $178 and RevPAR from $119 to $135 from 2013 to 2014, respectively, for all hotels.
Our net income increased from the year ended December 31, 2012 to 2013 primarily due to the gains on sales of properties in 2013. A gain on sale of property of $442,577 was included in our income from discontinued operations for the year ended December 31, 2013. This gain was offset by our asset impairments of $242,896 in continuing operations for the same period.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	2014 Increase (decrease) from 2013	2013 Increase (decrease) from 2012
Income:
Rental income	$377,297	$377,919	$363,888	($622)	$14,031
Tenant recovery income	66,055	71,207	73,214	(5,152)	(2,007)
Other property income	9,362	7,202	5,714	2,160	1,488
Lodging income	926,427	651,794	466,845	274,633	184,949
Operating Expenses:
Lodging operating expenses	$607,100	$433,595	$312,034	$173,505	$121,561
Property operating expenses	91,111	84,730	78,276	6,381	6,454
Real estate taxes	82,244	74,244	67,548	8,000	6,696
Provision for asset impairment	85,439	242,896	37,830	(157,457)	205,066
General and administrative expenses	83,027	55,535	36,797	27,492	18,738
Business management fee	2,605	37,962	39,892	(35,357)	(1,930)

Property Income and Operating Expenses
Rental income for non-lodging properties consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, other property income, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income for non-lodging properties consists of lease termination fees and other miscellaneous property income. Property operating expenses for non-lodging properties consist of regular repair and maintenance, management fees, utilities, and insurance (some of which are recoverable from the tenant).

•
There was a slight increase in property income for the year ended December 31, 2014 compared to 2013. The increase was a result of the full year of operations for the properties acquired in 2013 as well as the operating performance of the properties acquired in 2014. Same store property performance remained stable, with property income of $376,018 in 2014 compared to $376,200 in 2013. Comparatively, same store property operating expenses were $138,831 in 2014 and $131,921 in 2013, which was an increase of 5.2%.

•
There was a slight increase in property income for the year ended December 31, 2013 compared to 2012. The increase was a result of the full year of operations for the properties acquired in 2012 as well as the operating performance of the properties acquired in 2013. Same store property performance remained stable, with property income of $356,222 in 2013 compared to $353,492 in 2012, which was an increase of less than 1%. Comparatively, same store property operating expenses were $118,246 in 2013 and $117,033 in 2012, which was also an increase of less than 1%.

Lodging Income and Operating Expenses
Our lodging properties generate revenue through sales of rooms and associated food and beverage services. Lodging operating expenses include room maintenance, food and beverage, utilities, administrative and marketing, payroll, franchise and management fees, and repair and maintenance expenses.

•
The $274,633 increase in lodging operating income for the year ended December 31, 2014 compared to 2013 was primarily a result of the addition of hotels acquired in 2013 and 2014, which were mostly in the upper-upscale or luxury classification. We acquired fourteen hotels in 2013 and one hotel in 2014. Additionally, $43,799 of the increase was due to improved same store performance as a result of higher ADR and RevPAR. Same store average daily rates increased from $160 in 2013 to $168 in 2014. The addition of these upper-upscale and luxury properties to our portfolio resulted in higher operating costs. The increase in lodging expenses of $173,505, or 40%, for 2014 was directly correlated to the percentage increase in income of 42%.

•
The $184,949 increase in lodging operating income for the year ended December 31, 2013 compared to 2012 was primarily a result of the addition of hotels acquired in 2012 and 2013, which were mostly in the upper-upscale or luxury classification. We acquired seven hotels in 2012 and fourteen hotels in 2013. Additionally, $18,632 of the increase was due to improved same store performance as a result of higher rates. Same store average daily rates increased from $152 in 2012 to $160 in 2013. The increase in lodging expenses of $121,561, or 39%, for 2013 was directly correlated to the percentage increase in income of 40%.

•	As a result of the Xenia Spin-Off and other dispositions of our lodging properties, going forward we will no longer have a lodging segment.
Provision for Asset Impairment

•
For the year ended December 31, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified six properties (two lodging and four non-core) for the year ended December 31, 2014 that we determined were impaired and subsequently written down to fair value. We sold all six properties by December 31, 2014. Additionally, one asset which was previously classified as held for sale as of December 31, 2013, was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $71,599. This asset was not evaluated for impairment at the date it was classified as held for sale as the asset was included in a larger portfolio. Overall, we recorded a provision for asset impairment of $85,439 during the year ended December 31, 2014.

•
For the year ended December 31, 2013, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As part of our analysis, we identified one property, a large single tenant office property, in which we were exploring a potential disposition. After we began exploring a potential sale of the property, we became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, we analyzed various leasing and sale scenarios for the single tenant property. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. As a result, we recorded a provision for asset impairment of $147,480, with respect to this asset, during the second quarter 2013. Overall, we recorded a provision for asset impairment of $248,230 for continuing operations and $4,476 for discontinued operations, to reduce the book value of certain investment properties to their fair values for the year ended December 31, 2013. Offsetting the impairment charges, due to a change in the amount of an impaired note's expected future cash flows, we reduced the note's impairment allowance, resulting in a gain of $5,334.
General Administrative Expenses and Business Management Fee

•	We incurred a business management fee of $2,605, $37,962 and $39,892 for the years ended December 31, 2014, 2013 and 2012, respectively.

•
As noted earlier, on March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, we; our Business Manager; Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); our property managers, Inland American Industrial Management LLC ("Inland Industrial"), Inland American Office Management LLC ("Inland Office") and Inland American Retail Management LLC ("Inland Retail"); their parent, Inland American Holdco Management LLC ("Holdco" and collectively with Inland Industrial, Inland Office and Inland Retail, the "Property Managers"); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the "Master Modification Agreement") pursuant to which we agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for us by the Business Manager. We also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. We assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, ILodge and Property Manager employees who became our employees and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to us. We did not assume, and the Business Manager is obligated to indemnify, us against any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. We did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. We entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which we elected not to renew. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the year ended December 31, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605.

Concurrently, pursuant to its terms, we entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which we agreed to terminate the management agreements with the Property Managers at the end of 2014, hire certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for us by the Property Managers. We agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that become our employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that we decide to assume in the transaction. We did not assume any liabilities related to the pre-closing operations of the Property Managers, and we did not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. We consummated the transactions contemplated thereby on December 31, 2014.
Also on March 12, 2014, as part of the Self-Management Transactions, we entered into separate Amended and Restated Master Management Agreements (collectively, the "Amended Property Management Agreements") with each of the Property Managers, excluding Holdco, pursuant to which the Property Managers continued to provide property management services to us through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that we began performing pursuant to the Master Modification Agreement.

•
The business management fee of $37,962 and $39,892 for the years ended December 31, 2013 and 2012, respectively, was equal to 0.37%, and 0.35% of average invested assets, respectively. Long-term, we expect that becoming self-managed will positively impact our net income and funds from operations. We cannot, however, estimate the impact due to uncertainties regarding the anticipated transition-related expenses.

•
The increase in general and administrative expenses of $27,492 from $55,535 to $83,027 from the year ended December 31, 2013 to 2014, respectively, was the result of an increase in expenses connected to payroll, legal, and other professional fees primarily related to our transition to self-management, transaction readiness associated with the lodging portfolio, and additional legal costs.

•
The increase in general and administrative expenses of $18,738 from $36,797 to $55,535 from the year ended December 31, 2012 to 2013, respectively, was primarily a result of increased legal costs, increased consulting and professional fees due to our large amount of transaction activity and the execution of our portfolio strategy, as well as increased salary expenses resulting from additional personnel, which was reimbursed to the Business Manager.

Non-Operating Income and Expenses:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	2014 Increase (decrease) from 2013	2013 Increase (decrease) from 2012
Non-operating income and expenses:
Interest and dividend income	$13,024	$19,261	$23,377	($6,237)	($4,116)
Gain on sale of investment properties	73,212	14,001	—	59,211	14,001
Gain (loss) on extinguishment of debt	32,801	(472)	—	33,273	(472)
Other income	2,296	1,859	1,741	437	118
Interest expense	(176,193)	(185,724)	(181,009)	(9,531)	4,715
Equity in earnings of unconsolidated entities	80,886	11,958	1,998	68,928	9,960
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	60,860	(3,473)	(12,322)	64,333	8,849
Realized gain on sale of marketable securities, net	43,025	31,539	4,319	11,486	27,220
Income from discontinued operations, net	233,646	450,939	26,815	(217,293)	424,124

Gain on Sale of Investment Properties
In line with our early adoption of the new accounting standard governing discontinued operations, ASU No. 2014-08, effective January 1, 2014, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. For the years ended December 31, 2014 and 2013, the operations reflected in discontinued operations include the net lease assets that were classified as held for sale at December 31, 2013 and the select service lodging properties classified as held for sale at September 17, 2014. All other asset disposals are now included as a component of income from continuing operations, except for those assets classified as discontinued operations prior to our adoption of the new accounting standard governing discontinued operations.

•
During the year ended December 31, 2014, the gain on sale of properties was $73,212, which was primarily attributed to 38 properties sold during the year ended December 31, 2014. Additionally, we recognized a gain of $21,720 due to the transfer of four assets to the lender in satisfaction of non-recourse debt.

•
During the year ended December 31, 2013, the gain on sale of properties was $14,001, which was primarily attributed to the contribution of thirteen properties to our joint venture, IAGM, in April 2013 and one property in July 2013. We have an equity interest in the IAGM joint venture; therefore we have a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale in continuing operations on the consolidated statements of operations and comprehensive income.

Gain (Loss) on Extinguishment of Debt

•	Gain on extinguishment of debt of $32,801 at December 31, 2014 was primarily due to the gain on extinguishment of debt of $34,220 for three properties we surrendered to the lender in 2014.

•
The loss on extinguishment of debt at December 31, 2013 relates to activity on properties still held by the Company or sold subsequent to our adoption of ASU No. 2014-08. Properties classified as discontinued operations in 2013 and 2012 are included as discontinued operations on the consolidated statement of operations as they were classified as discontinued operations prior to our adoption of ASU No. 2014-08.

Interest Expense

•
Interest expense from continuing operations decreased for the year ended December 31, 2014 compared to 2013 with balances of $176,193 and $185,724, respectively. Additional interest expense of $35,448 and $99,445 was reflected in discontinued operations for the years ended December 31, 2014 and 2013, respectively. In total, interest expense decreased for the year ended December 31, 2014 compared to 2013 with balances of $211,641 and $285,169, respectively. This was primarily due to the decrease in the principal amount of our total debt (including mortgages, line of credit, and mortgages held for sale) as of December 31, 2014 compared to 2013 with balances of $3,190,636 and $4,920,180, respectively.

•
Interest expense from continuing operations remained largely unchanged for the year ended December 31, 2013 compared to 2012 with balances of $185,724 and $181,009, respectively. However, additional interest expense of $99,445 and $139,625 was reflected in discontinued operations for the years ended December 31, 2013 and 2012, respectively. In total, interest expense decreased for the year ended December 31, 2013 compared to 2012 with balances of $285,169 and $320,634, respectively. This was primarily due to the decrease in the principal amount of our total debt as of December 31, 2013 compared to 2012 with balances of $4,920,180 to $5,867,004, respectively.

•	Our weighted average interest rate on total outstanding debt was 4.63%, 5.09%, and 5.10% per annum for the years ended December 31, 2014, 2013 and 2012, respectively.
Equity in Earnings of Unconsolidated Entities
Our equity in earnings of unconsolidated entities includes our share of the unconsolidated entity's operating income or loss. Also included in this amount are any one-time adjustments associated with the transactions of the unconsolidated entity.

•
For the year ended December 31, 2014, the equity in earnings of unconsolidated entities in 2014 was primarily a result of preferred distributions from one unconsolidated entity of $3,122 and our share of a gain on the property sales of $78,705 in one unconsolidated entity.

•
For the year ended December 31, 2013, the equity in earnings of unconsolidated entities in 2013 was primarily a result of our share of a gain on the property sales of $3,015 in one unconsolidated entity and our share of a gain on the extinguishment of debt of $5,709 in one unconsolidated entity.

•
For the year ended December 31, 2012, the equity in earnings of unconsolidated entities in 2012 was primarily a result of a $4,575 gain from our share of property sales and extinguishment of debt in two unconsolidated entities offset by a property impairment charge recognized by one unconsolidated entity of which our portion was $470.

Gain, (Loss) and (Impairment) of Investment in Unconsolidated Entities, net

•
For the year ended December 31, 2014, we recognized a gain of $64,815 on the termination of one of our retail unconsolidated entities and an impairment of $8,464 on one of our industrial unconsolidated entities.

•
For the year ended December 31, 2013, we recorded an impairment of $6,532 on two of our unconsolidated entities and recorded a gain on the termination of two of our unconsolidated entities of $3,059. Of the impairment and gain recorded in 2013, $5,528 and $4,411, respectively, related to one previously unconsolidated entity which was purchased from the Company's joint venture partner.

•
For the year ended December 31, 2012, we recorded an impairment of $9,365 on three of our unconsolidated entities. Additionally, we recorded losses on the sales of 100% of our equity in one unconsolidated entity of $1,556 and a lodging unconsolidated entity of $1,401.

Realized Gain and (Impairment) on Marketable Securities, net

•	For the year ended December 31, 2014, we recognized a $43,025 net realized gain as a result of sales.

•	For the year ended December 31, 2013, there was a $1,052 impairment charge on one equity security which was offset by a $32,591 net realized gain as a result of sales.

•	For the year ended December 31, 2012, there was a $1,899 impairment charge on one equity security which was offset by a $6,218 net realized gain as a result of sales.
Discontinued Operations
In line with our early adoption of the new accounting standard governing discontinued operations, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. Only the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the select service hotels are included in discontinued operations for the year ended December 31, 2014. The net lease assets, the select service hotels, and properties classified as sold prior to our adoption of ASU No. 2014-08, are included in discontinued operations for the years ended December 31, 2013 and 2012.

•
For the year ended December 31, 2014, as we complete the triple net and select service portfolio sales, we recorded net income of $233,646 from discontinued operations, which primarily included a gain on sale of properties of $287,722 and a loss on extinguishment of debt of $74,781. Discontinued operations generated operating income of $59,736 for the year ended December 31, 2014.

•
For the year ended December 31, 2013, we recorded net income of $450,939 from discontinued operations, which primarily included a gain on sale of properties of $442,577, a loss on extinguishment of debt of $18,305, a loss on transfer of assets of $16, and provision for asset impairment of $4,476. Discontinued operations generated operating income of $126,324 for the year ended December 31, 2013.

•
For the year ended December 31, 2012, we recorded net income of $26,815 from discontinued operations, which primarily included a gain on sale of properties of $39,236, a gain on extinguishment of debt of $9,478, a gain on transfer of assets of $2,175 and a provision for asset impairment of $45,485. Discontinued operations generated operating income of $115,314 for the year ended December 31, 2012.

Segment Reporting
Over the past two years, we have been implementing our strategy of focusing our diverse portfolio of real estate into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals are to enhance stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. In 2015, we successfully completed the Spin-Off. As a result of the Spin-Off and other dispositions of our lodging properties, going forward we will no longer have a lodging segment. Moving forward, we will seek to deliver value by continuing to tailor and grow our retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment.
We evaluate segment performance primarily based on net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 157 and 146 of our investment properties satisfied the criteria of being owned for the entire years ended December 31, 2014 and 2013 and December 31, 2013 and 2012, respectively, and are referred to herein as "same store" properties. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our new acquisitions on net income.
An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2014, 2013 and 2012. The rental rates reflected in retail and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. The rental rates reflected for student housing are inclusive of rent concessions. Economic occupancy, shown for our retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy is defined as the percentage of occupied beds compared to the total number of leasable beds.

Retail Segment
Our retail segment consists solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers, as described in "Part I, Item 2. Properties". Our retail segment net operating income on a same store basis grew by 2.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013. This was a result of stable same store economic occupancy and comparable lease rates year to year. On a total segment basis, we saw a decrease in net operating income of $9,985 or 5.1%. This was a result of our contribution of thirteen properties to the IAGM joint venture in April 2013 and one property in July 2013. For the year ended December 31, 2013, a full quarter of operations for these properties is included in net operating income as we did not contribute the properties until second quarter 2013. For the year ended December 31, 2014, there are no operating results for these properties included in net operating income. Total segment net operating income also increased due to a $3,665 decrease in property operating expenses from December 31, 2013 to 2014.
Our retail segment net operating income on a same store basis grew slightly for the year ended December 31, 2013 compared to the year ended December 31, 2012, up $1,650 or 1.0%. This was a result of stable same store economic occupancy and comparable lease rates year to year. On a total segment basis, we saw a decrease in total net operating income of $8,945 or 4.4%. Again, this was primarily a result of the properties we contributed to the IAGM joint venture. For the year ended December 31, 2012, a full year of operations was included in net operating income, whereas for the year ended December 31, 2013, only operations through the disposition date in the second quarter are included in net operating income.
We believe that fundamentals in the retail segment are improving. As our community and neighborhood centers and power centers are typically grocery-anchored and necessity-based retail centers, we believe that there continues to be strong demand due to their relative resiliency to e-commerce as compared with other retail asset classes. With limited new development and construction, we believe rental rates will grow, and we have a positive view of this segment. Our strategy includes focusing on key markets across the country and growing our presence in those markets. These key markets share fundamental characteristics such as job growth, increasing wages and population growth. We also may opportunistically dispose of retail properties to take advantage of market conditions or in situations where the properties no longer fit within our strategic objectives.
For current properties in the portfolio, we continue to maintain our expense controls and believe our property marketing programs enhance current tenant relationships. We will support our key market approach by expanding our regional offices and further embed leasing and operations staff in our respective markets. We see this continuing in 2015 and beyond as we continue to source acquisitions in key markets. We also continue to focus on new consumer trends and re-evaluate tenant synergies and complimentary uses as leases mature in an effort to maximize tenant performance at our properties.

	Total Retail Properties
	As of December 31,
	2014	2013	2012
Economic occupancy	93%	93%	94%
Rent per square foot	$13.87	$13.67	$13.41
Investment in properties, undepreciated	$2,539,790	$2,641,706	$3,076,434

Comparison of Years Ended December 31, 2014 and 2013
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire years ended December 31, 2014 and 2013. Activity in the non-same store column for the year ended December 31, 2013 includes those properties contributed to the IAGM joint venture.

Retail	For the year ended December 31, 2014			For the year ended December 31, 2013			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$184,770	$18,423	$203,193	$183,349	$31,713	$215,062	$1,421	0.8%	$(11,869)	(5.5)%
Straight line adjustment	3,260	1,405	4,665	3,491	1,749	5,240	(231)	(6.6)%	(575)	(11.0)%
Tenant recovery income	55,094	4,775	59,869	55,753	9,177	64,930	(659)	(1.2)%	(5,061)	(7.8)%
Other property income	3,952	862	4,814	3,362	460	3,822	590	17.5%	992	26.0%
Total income	247,076	25,465	272,541	245,955	43,099	289,054	1,121	0.5%	(16,513)	(5.7)%
Expenses:
Property operating expenses	43,094	7,372	50,466	46,349	7,782	54,131	3,255	7.0%	3,665	6.8%
Real estate taxes	33,726	2,906	36,632	33,684	5,811	39,495	(42)	(0.1)%	2,863	7.2%
Total operating expenses	76,820	10,278	87,098	80,033	13,593	93,626	3,213	4.0%	6,528	7.0%
Net operating income	$170,256	$15,187	$185,443	$165,922	$29,506	$195,428	$4,334	2.6%	$(9,985)	(5.1)%

Economic occupancy as of December 31	93%	N/A	93%	93%	N/A	93%
Number of properties owned as of December 31	101	7	108	101	4	105

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

Retail	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$183,349	$31,713	$215,062	$182,301	$44,212	$226,513	$1,048	0.6%	$(11,451)	(5.1)%
Straight line adjustment	3,491	1,749	5,240	2,700	2,124	4,824	791	29.3%	416	8.6%
Tenant recovery income	55,753	9,177	64,930	54,051	12,103	66,154	1,702	3.1%	(1,224)	(1.9)%
Other property income	3,362	460	3,822	2,674	11	2,685	688	25.7%	1,137	42.3%
Total income	245,955	43,099	289,054	241,726	58,450	300,176	4,229	1.7%	(11,122)	(3.7)%
Expenses:
Property operating expenses	46,349	7,782	54,131	45,573	11,034	56,607	(776)	(1.7)%	2,476	4.4%
Real estate taxes	33,684	5,811	39,495	31,881	7,315	39,196	(1,803)	(5.7)%	(299)	(0.8)%
Total operating expenses	80,033	13,593	93,626	77,454	18,349	95,803	(2,579)	(3.3)%	2,177	2.3%
Net operating income	$165,922	$29,506	$195,428	$164,272	$40,101	$204,373	$1,650	1.0%	$(8,945)	(4.4)%

Economic occupancy as of December 31	93%	N/A	93%	94%	N/A	94%
Number of properties owned as of December 31	101	4	105	101	0	101

Lodging Segment
On February 3, 2015, we successfully completed the Spin-Off. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR." As a result of the Spin-Off and other dispositions of our lodging properties, going forward we no longer have a lodging segment. The tables below consist of the lodging segment's historical data for the years ended December 31, 2014, 2013 and 2012.

	Total Lodging Properties
	For the year ended December 31,
	2014	2013	2012
Revenue per available room	$135	$119	$108
Average daily rate	$178	$162	$151
Occupancy	76%	74%	71%
Investment in properties, undepreciated, as of December 31	$3,123,754	$2,938,184	$2,025,816

Comparison of Years Ended December 31, 2014 and 2013
The table below represents operating information for the lodging segment and for the same store portfolio for properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire years ended December 31, 2014 and 2013.

Lodging	For the year ended December 31, 2014			For the year ended December 31, 2013			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Lodging operating income	$581,007	$345,420	$926,427	$537,208	$114,586	$651,794	$43,799	8.2%	$274,633	42.1%
Expenses:
Lodging operating expenses	377,471	229,629	607,100	352,700	80,895	433,595	(24,771)	(7.0)%	(173,505)	(40.0)%
Real estate taxes	23,635	13,004	36,639	19,714	4,149	23,863	(3,921)	(19.9)%	(12,776)	(53.5)%
Total operating expenses	401,106	242,633	643,739	372,414	85,044	457,458	(28,692)	(7.7)%	(186,281)	(40.7)%
Net operating income	$179,901	$102,787	$282,688	$164,794	$29,542	$194,336	$15,107	9.2%	$88,352	45.5%

Average occupancy for the period	74%	N/A	76%	73%	N/A	74%
Number of properties owned as of December 31	31	15	46	31	14	45
RevPAR	$125	N/A	$135	$116	N/A	$119
Average Daily Rate	$168	N/A	$178	$160	N/A	$162

Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the lodging segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the years ended December 31, 2013 and 2012.

Lodging	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%

Lodging operating income	$355,069	$296,725	$651,794	$336,437	$130,408	$466,845	$18,632	5.5%	$184,949	39.6%
Expenses:
Lodging operating expenses	225,007	208,588	433,595	217,292	94,742	312,034	(7,715)	(3.6)%	(121,561)	(39.0)%
Real estate taxes	14,566	9,297	23,863	15,438	4,555	19,993	872	5.6%	(3,870)	(19.4)%
Total operating expenses	239,573	217,885	457,458	232,730	99,297	332,027	(6,843)	(2.9)%	(125,431)	(37.8)%
Net operating income	$115,496	$78,840	$194,336	$103,707	$31,111	$134,818	$11,789	11.4%	$59,518	44.1%

Average occupancy for the period	73%	N/A	74%	72%	N/A	71%
Number of properties owned as of December 31	24	21	45	24	7	31

RevPAR	$117	N/A	$119	$109	N/A	$108
Average Daily Rate	$160	N/A	$162	$152	N/A	$151

Student Housing Segment
We are increasing the size of our student housing portfolio through acquisitions and developments. In 2014, we acquired one property, continued construction on three properties, and began construction on two new properties. Our rental rates in student housing rose in 2014 compared to 2013 and 2012 due to favorable market conditions as well as the addition of new properties.
For the year ended December 31, 2014, on a same store basis, net operating income decreased by $5,442, or 21.6%, compared to the year ended December 31, 2013. This decrease was largely due to a one-time major repair project, of which approximately $5,800 was incurred during the year ended December 31, 2014. On a total segment basis, our student housing segment saw an increase in net operating income of $6,317, or 17.8%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was driven by a full year of operations for three properties purchased and one development property completed during 2013.
For the year ended December 31, 2013, on a same store basis, net operating income increased slightly by $349, or 2.6%, compared to the year ended December 31, 2012. On a total segment basis, our student housing segment saw an increase in net operating income of $15,632, or 78.8%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was driven by a full year of operations for two properties purchased and two development properties completed during 2012, as well as a partial year of operations for three properties purchased and one development property completed during 2013.
Student housing industry fundamentals continue to improve. We anticipate new deliveries will be down in 2015 and expect enrollment to continue to grow, especially at our target universities. Furthermore, new deliveries are being absorbed quickly and pre-leasing percentages are higher than recent years. Rent-per-bed and occupancy are predicted to increase in 2015, largely driven by the positive supply-and-demand environment in most markets. Particularly as the demand for modern housing with luxury amenities supersedes that for existing housing, we continue targeting newer core assets consistent with our investment strategy that will be best positioned to succeed in this positive student housing environment. Our student housing team continues to seek and evaluate opportunities for segment growth that are in line with our key community characteristics while minimizing transaction costs by completing acquisitions off-market. We are committed to developing strategic business partnerships and relationships with universities that meet our target criteria in order to capitalize on potential segment growth.

	Total Student Housing Properties
	As of December 31,
	2014	2013	2012
Physical occupancy	91%	87%	96%
End of month scheduled rent per bed per month	$742	$729	$649
Investment in properties, undepreciated	$724,827	$710,211	$420,555

Comparison of Years Ended December 31, 2014 and 2013
The table below represents operating information for the student-housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the years ended December 31, 2014 and 2013.

Student Housing	For the year ended December 31, 2014			For the year ended December 31, 2013			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$41,563	$28,068	$69,631	$41,824	$13,949	$55,773	$(261)	(0.6)%	$13,858	24.8%
Straight line adjustment	19	268	287	133	240	373	(114)	(85.7)%	(86)	(23.1)%
Tenant recovery income	428	131	559	455	66	521	(27)	(5.9)%	38	7.3%
Other property income	2,619	1,431	4,050	2,232	577	2,809	387	17.3%	1,241	44.2%
Total income	44,629	29,898	74,527	44,644	14,832	59,476	(15)	—%	15,051	25.3%
Expenses:
Property operating expenses	22,814	6,395	29,209	16,588	2,829	19,417	(6,226)	(37.5)%	(9,792)	(50.4)%
Real estate taxes	2,037	1,502	3,539	2,836	1,761	4,597	799	28.2%	1,058	23.0%
Total operating expenses	24,851	7,897	32,748	19,424	4,590	24,014	(5,427)	(27.9)%	(8,734)	(36.4)%
Net operating income	$19,778	$22,001	$41,779	$25,220	$10,242	$35,462	$(5,442)	(21.6)%	$6,317	17.8%

Physical occupancy for the period	90%	N/A	91%	92%	N/A	87%
Number of properties owned as of December 31	9	5	14	9	4	13

Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the student housing segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the years ended December 31, 2013 and 2012.

Student Housing	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$22,769	$33,004	$55,773	$22,190	$8,044	$30,234	$579	2.6%	$25,539	84.5%
Straight line adjustment	133	240	373	169	—	169	(36)	(21.3)%	204	120.7%
Tenant recovery income	455	66	521	429	—	429	26	6.1%	92	21.4%
Other property income	1,309	1,500	2,809	1,283	467	1,750	26	2.0%	1,059	60.5%
Total income	24,666	34,810	59,476	24,071	8,511	32,582	595	2.5%	26,894	82.5%
Expenses:
Property operating expenses	9,459	9,958	19,417	9,336	1,566	10,902	(123)	(1.3)%	(8,515)	(78.1)%
Real estate taxes	1,438	3,159	4,597	1,315	535	1,850	(123)	(9.4)%	(2,747)	(148.5)%
Total operating expenses	10,897	13,117	24,014	10,651	2,101	12,752	(246)	(2.3)%	(11,262)	(88.3)%
Net operating income	$13,769	$21,693	$35,462	$13,420	$6,410	$19,830	$349	2.6%	$15,632	78.8%

Physical occupancy for the period	93%	N/A	87%	94%	N/A	96%
Number of properties owned as of December 31	5	8	13	5	4	9

Non-core Segment
Our non-core segment consists of 7 multi-tenant office and 13 triple net lease properties. The segment consists of a diverse portfolio of assets, each with a different performance goal. We continue to focus on long-term value for the individual assets in the non-core segment so that we can dispose of the assets in the future. This disposition strategy of our non-core assets will continue as we look to sell these assets in individual and portfolio transactions over time or engage in other strategic transactions in an effort to maximize their value.
For the year ended December 31, 2014, our non-core same store net operating income decreased by $2,063 or 2.8%, to $70,788 from $72,851 for the year ended December 31, 2013. On a total segment basis, net operating income decreased by $1,551 or 1.7% to $88,776 for the year ended December 31, 2014 from $90,327 for the year ended December 31, 2013. These decreases are a result of tenants re-leasing at lower rates in 2014 compared to their rates in 2013.
For the year ended December 31, 2013, our non-core same store net operating income decreased by $1,354 and 1.8%, to $72,851 from $74,205 for the year ended December 31, 2012. On a total segment basis, net operating income decreased by $2,455 or 2.6% to $90,327 for the year ended December 31, 2013 from $92,782 for the year ended December 31, 2012.

	Total Non-core Properties
	As of December 31,
	2014	2013	2012
Economic occupancy (a)	92%	95%	95%
Rent per square foot	$14.59	$14.47	$15.05
Investment in properties, undepreciated	$805,413	$968,323	$2,884,812
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use may be less than economic square footage.

Comparison of Years Ended December 31, 2014 and 2013
The table below represents operating information for the non-core segment and for the same store portfolio consisting of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the years ended December 31, 2014 and 2013.

Non-core	For the year ended December 31, 2014			For the year ended December 31, 2013			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$81,596	19,633	$101,229	$82,249	19,392	$101,641	$(653)	(0.8)%	$(412)	(0.4)%
Straight line adjustment	(1,872)	164	(1,708)	(1,463)	1,293	(170)	(409)	28.0%	(1,538)	904.7%
Tenant recovery income	4,140	1,487	5,627	4,455	1,301	5,756	(315)	(7.1)%	(129)	(2.2)%
Other property income	449	49	498	360	211	571	89	24.7%	(73)	(12.8)%
Total income	84,313	21,333	105,646	85,601	22,197	107,798	(1,288)	(1.5)%	(2,152)	(2.0)%
Expenses:
Property operating expenses	9,064	2,372	11,436	8,306	2,876	11,182	(758)	(9.1)%	(254)	(2.3)%
Real estate taxes	4,461	973	5,434	4,444	1,845	6,289	(17)	(0.4)%	855	13.6%
Total operating expenses	13,525	3,345	16,870	12,750	4,721	17,471	(775)	(6.1)%	601	3.4%
Net operating income	$70,788	17,988	$88,776	$72,851	17,476	$90,327	$(2,063)	(2.8)%	$(1,551)	(1.7)%

Economic occupancy as of December 31	92%	N/A	92%	95%	N/A	95%
Number of properties owned as of December 31	16	4	20	16	4	20

Comparison of Years Ended December 31, 2013 and 2012
The table below represents operating information for the non-core segment and for the same store portfolio consisting of properties acquired prior to January 1, 2012. The properties in the same store portfolio were owned for the years ended December 31, 2013 and 2012.

Non-core	For the year ended December 31, 2013			For the year ended December 31, 2012			Same Store Change Favorable/ (Unfavorable)		Total Change Favorable/ (Unfavorable)
	Same Store	Non Same Store	Total	Same Store	Non Same Store	Total	Amount	%	Amount	%
Revenues:
Rental income	$82,249	$19,392	$101,641	$82,582	$20,208	$102,790	$(333)	(0.4)%	$(1,149)	(1.1)%
Straight line adjustment	(1,463)	1,293	(170)	(466)	(176)	(642)	(997)	213.9%	472	(73.5)%
Tenant recovery income	4,455	1,301	5,756	5,254	1,377	6,631	(799)	(15.2)%	(875)	(13.2)%
Other property income	360	211	571	325	954	1,279	35	10.8%	(708)	(55.4)%
Total income	85,601	22,197	107,798	87,695	22,363	110,058	(2,094)	(2.4)%	(2,260)	(2.1)%
Expenses:
Property operating expenses	8,306	2,876	11,182	8,331	2,436	10,767	25	0.3%	(415)	(3.9)%
Real estate taxes	4,444	1,845	6,289	5,159	1,350	6,509	715	13.9%	220	3.4%
Total operating expenses	12,750	4,721	17,471	13,490	3,786	17,276	740	5.5%	(195)	(1.1)%
Net operating income	$72,851	$17,476	$90,327	$74,205	$18,577	$92,782	$(1,354)	(1.8)%	$(2,455)	(2.6)%

Economic occupancy as of December 31	95%	N/A	95%	95%	N/A	95%
Number of properties owned as of December 31	16	4	20	16	—	16

Developments
We have student housing development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties and our equity investments or contributions. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.
The properties under development and all amounts set forth below are as of December 31, 2014. (Dollar amounts stated in thousands.)

Name	Location (City, State)	Square Feet / Beds / Rooms	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be funded by Inland American ($) (c)	Note Payable as of Dec. 31 2014 ($)	Estimated Placed in Service Date (d) (e)
UH at Charlotte	Charlotte, NC	670 Beds	$35,402	$49,533	$—	$13,438	Q2 2015
UH Tempe Phase II Development	Tempe, AZ	242 Beds	16,511	25,237	—	7,591	Q3 2015
UH at Georgia Tech	Atlanta, GA	706 Beds	42,271	75,470	—	10,465	Q3 2015
Venue at the Ballpark	Birmingham, AL	327 Beds	9,483	39,354	4,273	—	Q1 2016
UH Austin	Austin, TX	504 Beds	3,657	53,542	15,083	1	Q3 2016

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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
The Grand Bohemian Charleston and the Grand Bohemian Mountain Brook are two lodging properties under development in which we had incurred costs of $18,691 and $21,044, respectively, at December 31, 2014. These developments were included in the Xenia Spin-Off.
As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards ("Railyards") property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved, and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state, and local municipalities and its development is scheduled to be completed in phases during the years 2014-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. We sold a parcel of land to the City of Sacramento for $10,000 on October 2, 2014. The current book value of the Railyards property is $141,217 as of December 31, 2014.

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
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU No. 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. We have elected to early adopt ASU No. 2014-08, effective January 1, 2014. For the year ended December 31, 2014, the operations reflected in discontinued operations are related to the net lease assets that were classified as held for sale at December 31, 2013, the select service lodging properties classified as held for sale at September 17, 2014, and any assets classified as discontinued operations prior to our adoption of ASU No. 2014-08. All other asset disposals are now included as a component of income from continuing operations.
Investment in Marketable Securities
We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at December 31, 2014 and 2013 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation:  Amendments to the Consolidation Analysis.  This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. This ASU offers updated consolidation evaluation criteria and may require additional disclosure requirements. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We do not believe the adoption of this update will have a material impact on our consolidated financial position, results of operations or disclosure requirements of our consolidated financial statements.
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
Liquidity and Capital Resources
As of December 31, 2014, we had $733.2 million of cash and cash equivalents. Subsequently, in connection with the Xenia Spin-Off, we made a capital contribution to Xenia, funded the pay down of certain Xenia debt, and paid off our $200 million unsecured term loan. Xenia also maintained cash on hand, offset by a reimbursement to us for certain transaction costs. In aggregate, the subsequent cash activity, which occurred in January and February 2015, reduced our cash balance by approximately $485.0 million, which resulted in approximately $248.2 million of remaining cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
Short-Term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our corporate and operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short term liquidity requirements from cash flow from operations, sales of properties, and distributions from our joint venture investments.
Long-Term Liquidity and Capital Resources
On a long-term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our retail and student housing segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning of our retail properties and growth of our student housing segment will increase our operating cash flows. Our non-core properties have lease maturities within the next three years that may reduce our cash flows from operations. There is no assurance that we will be able to re-lease these properties at comparable rates or on comparable terms.
Our principal demands for funds have been and will continue to be:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay-down our debt;

•	to fund capital expenditures and leasing related costs;

•	to invest in properties and portfolios of properties; and

•	to fund development investments.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment properties;

•	income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties and marketable securities;

•	proceeds from borrowings on properties; and

•	proceeds from our line of credit.
Acquisitions and Dispositions of Real Estate Investments
We acquired six and twenty-one properties during the years ended December 31, 2014 and 2013, respectively, which were funded with available cash, disposition proceeds, mortgage indebtedness, and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $290.0 million and $1.2 billion for these acquisitions.
As we executed on our strategy of focusing on retail, lodging, and student housing for the year ended December 31, 2014, we sold 313 properties, including 185 bank branches, 55 lodging properties, 32 industrial properties, 27 retail properties, 13 office properties, and one student housing property for $2.0 billion. Also consistent with our strategy, for the year ended December 31, 2013, we sold 313 properties, including 259 bank branches, 48 non-core properties, three multi-tenant retail properties, and three lodging properties, generating net sales proceeds of $2.1 billion. We also contributed 14 retail properties to the IAGM joint venture.

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2014 to December 31, 2014 totaling $436.9 million or $0.50 per share, including amounts reinvested through the dividend reinvestment plan. During the year ended December 31, 2014, we paid cash distributions of $438.9 million. These cash distributions were paid with $340.3 million from our cash flow from operations, $33.9 million provided by distributions from unconsolidated entities, as well as $360.9 million from gain on sales of properties.
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
The following table presents a historical view of our distribution coverage.

	2014	2013	2012	2011	2010
Cash flow provided by operations	$340,335	$422,813	$456,221	$397,949	$356,660
Distributions from unconsolidated entities	33,891	20,121	31,710	33,954	31,737
Gain on sales of properties (1)	360,934	456,563	40,691	6,141	55,412
Distributions declared	(436,875)	(450,106)	(440,031)	(429,599)	(417,885)
Excess	$298,285	$449,391	$88,591	$8,445	$25,924
(1) Excludes gains reflected on impaired values.

Cash flow provided by operations for the year ended December 31, 2014 included lender pre-payment penalties paid of $65,679 primarily due to the disposition of our select service hotel portfolio. Cash flow provided by operations for the year ended December 31, 2013 included lender pre-payment penalties paid of $17,307 primarily due to the disposition of our conventional multi-family properties. Cash flow provided by operations for the year ended December 31, 2012 included an increase in the accrued interest expense payable of $22,100 as compared to the year ended December 31, 2011. This was a result of a one-time change in timing of debt service payments from 2011 to 2012.
The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	2014	2013	2012	2011	2010
Distributions declared	$436,875	$450,106	$440,031	$429,599	$417,885
Distributions paid	438,875	449,253	439,188	428,650	416,935
Distributions reinvested	95,832	181,630	191,785	199,591	207,296
On February 3, 2015, we completed the Spin-Off through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015. Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol “XHR.”
Upon completing the Spin-Off, our board of directors analyzed and reviewed our distribution rate, and, on February 24, 2015, we announced that the board of directors reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock. We will fund our distributions from cash generated from operations, distributions from unconsolidated entities, and gain on sales of properties.

A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, the board of directors determined that it is in the best interest of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives, as well as address future lease maturities and disposition plans related to several significant properties in our non-core segment.

Stock Offering
We have completed two public offerings of our common stock on a best efforts basis as well as offerings of common stock under our distribution reinvestment plan, or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading. After December 27, 2013 and until August 12, 2014, the DRP purchase price was $6.94 per share. During the year ended December 31, 2014, we sold a total of 13,808,599 shares and generated $95.8 million in gross offering proceeds under the DRP, as compared to 26,203,500 shares and $181.6 million during the year ended December 31, 2013. On August 12, 2014, in connection with the contemplated Xenia Spin-Off, we announced that our board of directors voted to suspend the distribution reinvestment plan and have no immediate plans to reinstate the DRP.
Share Repurchase Program
Our board adopted a Share Repurchase Program ("SRP"), which became effective February 1, 2012 and was suspended as of February 28, 2014. In connection with our SRP, in January 2014, we repurchased 1,077,829 shares requested in fourth quarter 2013. There are no additional requests outstanding. The price per share for all shares repurchased was $6.94 and all repurchases were funded from proceeds from our distribution reinvestment plan. The Board of Directors voted to suspend the SRP on January 29, 2014 in order to comply with the securities laws while we executed a series of strategic transactions. The SRP will remain suspended indefinitely until further notice.

	Total number of share repurchase requests	Total number of shares repurchased (a)	Price per share at date of redemption	Total value of shares repurchased (in thousands)
For the year ended December 31, 2014	—	1,077,829	$6.94	$7,480
(a) Shares are repurchased in the month subsequent to the quarter in which the requests are received.
On April 25, 2014, we completed a modified Dutch tender offer, and accepted for purchase 60,761,166 shares for a final aggregate purchase price of $394.9 million as of December 31, 2014, excluding fees and expenses relating to the Offer and paid by us.

Borrowings
Borrowings, consolidated
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2014 (dollar amounts are stated in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing mortgage debt :
Fixed rate	$81,659	520,958	980,434	93,710	—	558,937	$2,235,698
Variable rate	$35,091	50,219	—	284,046	326,700	68,214	$764,270
Weighted average interest rate on mortgage debt:
Fixed rate	5.69%	5.48%	5.40%	4.99%	—%	5.35%	5.40%
Variable rate	2.50%	3.01%	—%	2.18%	2.52%	1.96%	2.38%
For consolidated borrowings, the debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $9.3 million, net of accumulated amortization, is outstanding as of December 31, 2014. Of the total outstanding debt, approximately $50.3 million is recourse to us.
Borrowings, excluding Lodging
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt, excluding the debt on our lodging properties, as of December 31, 2014 (dollar amounts are stated in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing mortgage debt :
Fixed rate	$25,800	197,834	782,604	65,935	—	541,829	$1,614,002
Variable rate	$—	23,904	—	114,374	—	47,000	$185,278
Weighted average interest rate on mortgage debt:
Fixed rate	6.22%	5.69%	5.46%	4.38%	—%	5.39%	5.43%
Variable rate	—%	2.29%	—%	2.01%	—%	1.72%	1.97%
For borrowings excluding lodging, the debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $7.7 million, net of accumulated amortization, is outstanding as of December 31, 2014. Of the total outstanding debt, excluding lodging, approximately $19.1 million is recourse to us.
As of December 31, 2014, we had approximately $116.8 million and $571.2 million in mortgage debt maturing in 2015 and 2016, respectively. Excluding mortgage debt on our lodging properties, as of December 31, 2014, we had approximately $25.8 million and $221.7 million in mortgage debt maturing in 2015 and 2016, respectively. In 2014, we refinanced or used proceeds from our properties sales to pay off 2015 and 2016 mortgage debt maturities. In 2015, we will continue to negotiate refinancing the remaining 2015 and 2016 debt maturities as well the 2017 maturities of $782.6 million. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.
Mortgage loans outstanding as of December 31, 2014 and 2013 were $3.0 billion and $4.7 billion and had a weighted average interest rate of 4.63% and 5.09% per annum, respectively. For the years ended December 31, 2014 and 2013, we paid down, net of borrowings, $59.7 million and $79.5 million, respectively, secured by our portfolio of marketable securities. For the years ended December 31, 2014 and 2013, we borrowed approximately $503.1 million and $1.2 billion, respectively, secured by mortgages on our properties and assumed $36.0 million as of December 31, 2013, of debt at acquisition. As of December 31, 2014, we had a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility that consisted of a $300 million senior unsecured revolving line of credit and a $200 million unsecured term loan. The full amount of the term loan was outstanding at December 31, 2014, in which the interest rate was 1.67%. We had $300 million available under the unsecured revolving line of credit. As of December 31, 2014, we were in compliance with all of the covenants and default provisions under the credit agreement.
Subsequently, on January 30, 2015, we paid off our $200 million unsecured term loan, and on February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 23, 2015, we had $0.04 million outstanding under the revolving credit facility.
Summary of Cash Flows

	Year ended December 31,
	2014	2013	2012
Cash provided by operating activities	$340,335	$422,813	$456,221
Cash provided by (used in) investing activities	1,922,890	922,624	(118,162)
Cash used in financing activities	(1,849,312)	(1,246,979)	(335,443)
Increase in cash and cash equivalents	413,913	98,458	2,616
Cash and cash equivalents, at beginning of year	319,237	220,779	218,163
Cash and cash equivalents, at end of year	$733,150	$319,237	$220,779
Cash provided by operating activities was $340.3 million, $422.8 million and $456.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was generated primarily from operating income from property operations, and interest and dividends. While the acquisition of lodging and student housing properties increased operating performance, the cash flows decreased from the years ended December 31, 2013 to 2014. For the year ended December 31, 2014, cash provided by operations was reduced by a decrease in accrued liabilities, including prepaid rental income from our tenants and accrued interest payable as well as by lender pre-payment penalties of $65.7 million due to the disposition of our select service hotel portfolio. For the ended December 31, 2013, cash provided by operations was reduced by lender pre-payment penalties of $17.3 million primarily due to the disposition of our conventional multi-family properties.
Cash provided by (used in) investing activities was $1,922.9 million, $922.6 million and $(118.2) million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cash provided by investing activities from the years ended December 31, 2013 to December 31, 2014 was primarily due to the proceeds from the sale of 313 properties in 2014. The sales of these properties resulted in gains of $287.7 million. The dispositions were offset by the acquisition of 6 properties in 2014. The decrease in cash used in investing activities from the years ended December 31, 2012 to December 31, 2013 was primarily due to the proceeds from the sale of 313 properties in 2013. The sales of these properties resulted in gains of $442.6 million. The dispositions were offset by the acquisition of 21 properties in 2013.
Cash used in financing activities was $1,849.3 million, $1,247.0 million and $335.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cash used in financing activities from December 31, 2013 to December 31, 2014 was primarily due to the decrease in proceeds from debt by $685 million. The increase in cash used in financing activities from the years ended December 31, 2012 to December 31, 2013 was primarily due to the payoffs of mortgage debt of $2.0 billion.
Subsequent to December 31, 2014, in connection with the Xenia Spin-Off, we made a capital contribution to Xenia, funded the pay down of certain Xenia debt, and repaid our $200 million unsecured term loan. Xenia also maintained cash on hand, offset by a reimbursement to us for certain transaction costs. In aggregate, the subsequent cash activity, which occurred in January and February 2015, reduced our cash balance by approximately $485 million.
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

Off Balance Sheet Arrangements
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest of $622.7 million) and lease agreements as of December 31, 2014 (dollar amounts are stated in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,622,717	$264,101	$2,216,425	$439,286	$702,905
Ground Lease Payments	$153,832	$3,881	$11,267	$7,576	$131,108
Of the total long-term debt obligations, approximately $50.3 million is recourse to the Company.
Unconsolidated Real Estate Joint Ventures
Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, see "Part II, Item 8. Note 5 to the Consolidated Financial Statements." Our ownership percentage and related investment in each joint venture is summarized in the following table (dollar amounts are stated in thousands).

Joint Venture	Ownership %	Investment at December 31, 2014
Cobalt Industrial REIT II	36%	$7,486
IAGM Retail Fund I, LLC	55%	109,273
Other unconsolidated entities	Various	5,444
		$122,203
Subsequent Events

On February 3, 2015, we completed the Xenia Spin-Off through a taxable pro-rata distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015. Each holder of record of our common stock received one share of Xenia’s common stock for every eight shares of our common stock held at the close of business on the Record Date. In lieu of fractional shares, our stockholders received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol “XHR.” In connection with the Spin-Off, we entered into certain agreements that, among other things, provide a framework for our relationship with Xenia as two separate companies, including a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement.
On February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 23, 2015, we had $0.04 million outstanding under the revolving credit facility.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2014 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $10.5 million. If market rates of interest on all of the floating rate debt as of December 31, 2014 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $10.5 million.
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
The following table summarizes interest rate swap contracts outstanding as of December 31, 2014 and 2013:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2014	Fair Value as of December 31, 2013
January 7, 2011	January 7, 2011	January 2, 2013	0.91%	1 month LIBOR	N/A	—	(1)
September 1, 2011	September 29, 2012	September 29, 2014	0.79%	1 month LIBOR	N/A	—	(241)
July 1, 2008	July 1, 2008	January 1, 2015	4.68%	1 month LIBOR	N/A	—	(216)
January 6, 2014	January 2, 2014	January 15, 2015	4.68%	1 month LIBOR	4,283	(7)	—
January 23, 2014	February 14, 2014	March 1, 2021	2.405%	1 month LIBOR	47,000	(1,737)	—
					$51,283	$(1,744)	$(458)
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market, these derivatives at the end of each reporting period are recognized as an increase or decrease in "interest expense" on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.
 Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk is based on volatility of equity prices and the values of corresponding equity indices.

Other than temporary impairments on our investments in marketable securities were $0.0, $1.1 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2014.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2014 (dollar amounts stated in thousands).

	Cost	Fair Value	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$92,648	151,062	135,956	166,168

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

We have audited the accompanying consolidated balance sheets of Inland American Real Estate Trust, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland American Real Estate Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP
Chicago, Illinois
March 27, 2015

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

	As of December 31,
	2014	2013
ASSETS
Investment properties
Land	$1,108,533	$1,184,292
Building and other improvements	5,741,292	5,742,264
Construction in progress	305,039	196,754
Total	7,154,864	7,123,310
Less accumulated depreciation	(1,104,426)	(908,384)
Net investment properties	6,050,438	6,214,926
Cash and cash equivalents	733,150	319,237
Restricted cash and escrows	120,246	137,980
Investment in marketable securities	154,753	242,819
Investment in unconsolidated entities	122,203	263,918
Accounts and rents receivable (net of allowance of $5,909 and $9,332)	67,300	61,212
Goodwill and intangible assets, net	154,245	176,998
Deferred costs and other assets	94,982	101,730
Assets held for sale	—	2,143,644
Total assets	$7,497,317	$9,662,464

LIABILITIES
Debt	$3,190,636	$3,641,552
Accounts payable and accrued expenses	167,724	171,520
Distributions payable	35,909	37,911
Intangible liabilities, net	47,470	54,341
Other liabilities	58,749	85,312
Liabilities associated with assets held for sale	—	1,405,187
Total liabilities	3,500,488	5,395,823
Commitments and contingencies

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 861,824,777 and 909,855,173 shares issued and outstanding	861	909
Additional paid in capital	7,755,471	8,063,517
Accumulated distributions in excess of net loss	(3,820,882)	(3,870,649)
Accumulated comprehensive income	57,599	71,128
Total Company stockholders’ equity	3,993,049	4,264,905
Noncontrolling interests	3,780	1,736
Total equity	3,996,829	4,266,641
Total liabilities and equity	$7,497,317	$9,662,464
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
INCOME
Rental income	$377,297	$377,919	$363,888
Tenant recovery income	66,055	71,207	73,214
Other property income	9,362	7,202	5,714
Lodging income	926,427	651,794	466,845
Total income	1,379,141	1,108,122	909,661

EXPENSES
General and administrative expenses	83,027	55,535	36,797
Property operating expenses	91,111	84,730	78,276
Lodging operating expenses	607,100	433,595	312,034
Real estate taxes	82,244	74,244	67,548
Depreciation and amortization	295,544	270,388	258,243
Business management fee	2,605	37,962	39,892
Provision for asset impairment	85,439	242,896	37,830
Total expenses	1,247,070	1,199,350	830,620
Operating income (loss)	$132,071	$(91,228)	$79,041
Interest and dividend income	13,024	19,261	23,377
Gain on sale of investment properties	73,212	14,001	—
Gain (loss) on extinguishment of debt	32,801	(472)	—
Other income	2,296	1,859	1,741
Interest expense	(176,193)	(185,724)	(181,009)
Equity in earnings of unconsolidated entities	80,886	11,958	1,998
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	60,860	(3,473)	(12,322)
Realized gain on sale of marketable securities, net	43,025	31,539	4,319
Income (loss) from continuing operations before income taxes	261,982	(202,279)	(82,855)
Income tax expense	(8,970)	(4,596)	(7,609)
Net income (loss) from continuing operations	$253,012	$(206,875)	$(90,464)
Net income from discontinued operations	233,646	450,939	26,815
Net income (loss)	$486,658	$244,064	$(63,649)
Less: Net income attributable to noncontrolling interests	(16)	(16)	(5,689)
Net income (loss) attributable to Company	$486,642	$244,048	$(69,338)
Net income (loss) per common share, from continuing operations, basic and diluted	$0.29	$(0.23)	$(0.11)
Net income per common share, from discontinued operations, basic and diluted	$0.27	$0.50	$0.03
Net income (loss) per common share, basic and diluted	$0.56	$0.27	$(0.08)
Weighted average number of common shares outstanding, basic and diluted	878,064,982	899,842,722	879,685,949
Comprehensive income:
Net income (loss) attributable to Company	$486,642	$244,048	$(69,338)
Unrealized gain on investment securities	30,930	17,622	45,372
Unrealized loss on derivatives	(2,634)	(70)	(913)
Reclassification adjustment for amounts recognized in net income (loss)	(41,825)	(30,838)	(1,993)
Comprehensive income (loss) attributable to the Company	$473,113	$230,762	$(26,872)
See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at January 1, 2012	869,187,360	$869	$7,775,880	$(3,155,222)	$41,948	$(161)	$4,663,314
Net income (loss)	—	—	—	(69,338)	—	5,689	(63,649)
Unrealized gain on investment securities	—	—	—	—	45,372	—	45,372
Unrealized loss on derivatives	—	—	—	—	(913)	—	(913)
Reclassification adjustment for amounts recognized in net income (loss)	—	—	—	—	(1,993)	—	(1,993)
Distributions declared	—	—	—	(440,031)	—	(3,806)	(443,837)
Disposal of noncontrolling interest	—	—	—	—	—	(1,597)	(1,597)
Proceeds from distribution reinvestment program	26,571,399	26	191,759	—	—	—	191,785
Share repurchase program	(6,334,187)	(6)	(45,726)	—	—	—	(45,732)
Balance at December 31, 2012	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	244,048	—	16	244,064
Unrealized gain on investment securities	—	—	—	—	17,622	—	17,622
Unrealized loss on derivatives	—	—	—	—	(70)	—	(70)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(30,838)	—	(30,838)
Distributions declared	—	—	—	(450,106)	—	—	(450,106)
Contributions from noncontrolling interests, net	—	—	—	—	—	1,595	1,595
Proceeds from distribution reinvestment program	26,203,500	26	181,604	—	—	—	181,630
Share repurchase program	(5,772,899)	(6)	(40,000)	—	—	—	(40,006)
Balance at December 31, 2013	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(continued)
(Dollar amounts in thousands)
For the years ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	486,642	—	16	486,658
Unrealized gain on investment securities	—	—	—	—	30,930	—	30,930
Unrealized loss on derivatives	—	—	—	—	(2,634)	—	(2,634)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(41,825)	—	(41,825)
Distributions declared	—	—	—	(436,875)		—	(436,875)
Contributions from noncontrolling interests, net	—	—	—	—	—	2,028	2,028
Proceeds from distribution reinvestment program	13,808,599	14	95,818	—	—	—	95,832
Share repurchase program	(1,077,829)	(1)	(7,479)	—	—	—	(7,480)
Repurchase of common stock	(60,761,166)	(61)	(396,385)	—	—	—	(396,446)
Balance at December 31, 2014	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$486,658	$244,064	$(63,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	331,683	383,969	438,755
Amortization of above and below market leases, net	(273)	(2,659)	(2,271)
Amortization of debt premiums, discounts, and financing costs	13,202	14,730	16,107
Straight-line rental income	(3,326)	(8,147)	(11,010)
(Gain) loss on extinguishment of debt	41,980	18,777	(9,478)
Gain on sale of investment properties, net	(360,934)	(456,563)	(40,691)
Provision for asset impairment	85,439	247,372	83,315
Equity in earnings of unconsolidated entities	(80,886)	(11,958)	(1,998)
Distributions from unconsolidated entities	8,282	7,217	7,171
(Gain), loss and impairment of investment in unconsolidated entities, net	(60,860)	3,473	12,322
Realized gain on sale of marketable securities	(43,025)	(32,591)	(6,218)
Impairment of investments in securities	—	1,052	1,899
Other non-cash adjustments, net	—	(386)	2,019
Changes in assets and liabilities:
Accounts and rents receivable	1,503	(4,404)	(603)
Deferred costs and other assets	(1,407)	348	(3,005)
Accounts payable and accrued expenses	6,632	40,579	33,205
Other liabilities	(18,654)	(4,753)	351
Prepayment penalties and defeasance costs	$(65,679)	$(17,307)	$—
Net cash flows provided by operating activities	$340,335	$422,813	$456,221
Cash flows from investing activities:
Purchase of investment properties	(289,977)	(1,172,127)	(447,909)
Acquired in-place and market lease intangibles, net	(18,299)	(12,457)	(15,838)
Payments to acquire goodwill	—	(10,918)	(23,735)
Capital expenditures and tenant improvements	(66,623)	(66,640)	(89,578)
Investment in development projects	(108,986)	(60,203)	(109,441)
Proceeds from sale of investment properties, net	2,011,978	2,101,277	522,583
Purchase of marketable securities	—	(3,686)	(23,015)
Proceeds from sale of marketable securities	118,995	106,143	30,095
Consolidation of joint venture	(2,944)	2,705	—
Proceeds from the sale of and return of capital from unconsolidated entities	275,149	40,243	13,706
Distributions from unconsolidated entities	33,891	20,121	31,710
Contributions to unconsolidated entities	(39,843)	(5,225)	—
Payment of leasing and franchise fees	(4,586)	(5,700)	(11,341)
Payments from notes receivable	559	10,226	26

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Restricted escrows and other assets	$(2,844)	$(12,194)	$(4,735)
Other liabilities (assets)	16,420	(8,941)	9,310
Net cash flows provided by (used in) investing activities	$1,922,890	$922,624	$(118,162)
Cash flows from financing activities:
Proceeds from the distribution reinvestment program	95,832	181,630	191,785
Shares repurchased	(403,926)	(40,006)	(45,732)
Distributions paid	(438,875)	(449,253)	(439,188)
Proceeds from debt	503,132	1,187,646	709,280
Payoffs of debt	(1,452,099)	(1,978,075)	(722,233)
Principal payments of mortgage debt	(38,693)	(48,931)	(34,735)
Proceeds from (payoffs of) margin securities debt, net	(59,681)	(79,461)	18,284
Payment of loan fees and deposits	(1,377)	(12,124)	(7,501)
Contributions (distributions) paid to noncontrolling interests, net	2,028	1,595	(3,806)
Settlement of put/call arrangement	(47,762)	—	—
Payments for contingent consideration	(7,891)	(10,000)	—
Disposal of noncontrolling interests	—	—	(1,597)
Net cash flows used in financing activities	$(1,849,312)	$(1,246,979)	$(335,443)
Net increase in cash and cash equivalents	413,913	98,458	2,616
Cash and cash equivalents, at beginning of year	319,237	220,779	218,163
Cash and cash equivalents, at end of year	$733,150	$319,237	$220,779

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(289,977)	$(1,208,370)	$(672,125)
Tenant and real estate tax liabilities assumed at acquisition	—	552	492
Assumption of mortgage debt at acquisition	—	35,963	232,017
Non-cash premium (discount) on assumption of mortgage debt at acquisition	—	702	(3,311)
Assumption of lender held escrows	—	(974)	(4,982)
	$(289,977)	$(1,172,127)	$(447,909)

Cash paid for interest, net of capitalized interest of $7,892, $7,607, and $10,487 for 2014, 2013, and 2012	$212,172	$270,683	$309,478

Supplemental schedule of non-cash investing and financing activities:
Property surrendered in extinguishment of debt	$83,822	$5,289	$28,655
Mortgage assumed by buyers upon disposal of properties	657,339	7,683	60,659
Properties contributed to an unconsolidated entity, net of related payables	—	99,092	—
Consolidation of assets from joint venture	21,833	89,164	—
Assumption of mortgage debt at consolidation of joint venture	11,967	88,503	—
Liabilities assumed at consolidation of joint venture	446	5,616	—

See accompanying notes to the consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

1. Organization
Inland American Real Estate Trust, Inc. (the “Company”) was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States. For the year ended December 31, 2014, the Company has four segments: retail, lodging, student housing, and non-core. Initially, the Company's day-to-day operations were managed pursuant to a business management agreement with Inland American Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Company’s sponsor. On August 31, 2005, the Company commenced an initial public offering (the “Initial Offering”) of up to 500,000,000 shares of common stock (“Shares”) at $10.00 each and the issuance of 40,000,000 shares at $9.50 per share available to be distributed pursuant to the Company’s distribution reinvestment plan. On August 1, 2007, the Company commenced a second public offering (the “Second Offering”) of up to 500,000,000 shares of common stock at $10.00 per share and up to 40,000,000 shares at $9.50 per share available to be distributed through the Company’s distribution reinvestment plan. Effective April 6, 2009, the Company elected to terminate the Second Offering. On March 31, 2009, the Company filed a registration statement to register 50,000,000 shares to be issued under the distribution reinvestment plan or “DRP.” Under the DRP, as amended, the purchase price per share is equal to 100% of the “market price” of a share of the Company’s common stock until the shares become listed for trading. On April 25, 2014, the Company completed a modified Dutch tender offer (the "Offer"), and accepted for purchase 60,761,166 shares for a final aggregate purchase price of $394,900 as of December 31, 2014, excluding fees and expenses relating to the Offer and paid by the Company. On August 12, 2014, the Company announced that their board of directors voted to suspend the DRP and have no immediate plans to reinstate the DRP.
On March 12, 2014, the Company began the process of becoming fully self-managed by terminating its business management agreement, hiring all of the employees of the Business Manager, and acquiring the assets of its Business Manager necessary to perform the functions previously performed by the Business Manager. The self-management transactions were completed on December 31, 2014 when the Company acquired the assets of its property managers and hired substantially all of its employees.
On August 11, 2014, the Company filed a preliminary registration statement to spin-off ("Spin-Off") its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"). The Spin-Off was completed on February 3, 2015. See "Note 17. Subsequent Events" for further discussion.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 10. Debt".
At December 31, 2014, the Company owned 188 properties, of which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012. Comparatively, at December 31, 2013, the Company owned 277 properties and classified 224 net lease properties as held for sale. On September 17, 2014, the Company classified 52 select service lodging properties as held for sale. On this date, the portfolio was classified as held for sale on the consolidated balance sheet and the assets and liabilities associated with this portfolio were recorded at the lesser of the carrying value or fair value less costs to sell. As a result of this classification, the Company recast the December 31, 2013 balance sheet to reclassify the assets and liabilities associated with these lodging properties as held for sale. The assets held for sale and liabilities associated with assets held for sale on the December 31, 2013 balance sheet are reflective of the select service lodging properties and net lease properties. The operating activity of these held for sale properties are reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The breakdown, by segment, of the 188 owned properties at December 31, 2014 is as follows:

Segment	Property Count	Square Feet / Rooms / Beds (unaudited)
Retail	108	15,477,188	Square Feet
Lodging	46	12,636	Rooms
Student Housing	14	7,986	Beds
Non-core	20	6,410,817	Square Feet
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
Revenue for lodging facilities is recognized when the services are provided. Additionally, the Company collects sales, use, occupancy and similar taxes at its lodging facilities which it presents on a net basis (excluded from revenues) on the consolidated statements of operations and comprehensive income.
The Company records lease termination income if there is a signed termination agreement, all of the conditions of the

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

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
Reclassifications
Certain reclassifications have been made to the 2013 and 2012 consolidated financial statements to conform to the 2014 presentations. These reclassifications primarily represent reclassifications of revenue and expenses to discontinued operations on the consolidated statements of operations and comprehensive income for the year ended December 31, 2014 and reclassifications of assets and liabilities to held for sale on the consolidated balance sheet as of December 31, 2013.
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
Tenant improvements are amortized on a straight line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense.
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

December 31, 2014, 2013 and 2012

and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. For the years ended December 31, 2014, 2013 and 2012, the operations reflected in discontinued operations include the net lease assets that were classified as held for sale at December 31, 2013 and the select service lodging properties classified as held for sale at September 17, 2014. The Company also recast the December 31, 2013 balance sheet to reclassify the assets and liabilities associated with the select service lodging properties as held for sale.
Disposition of Real Estate
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. The Company records the transaction as continued operations on the consolidated statements of operations and comprehensive income for all periods presented, unless the sale reflects a strategic shift that has (or will have) a major effect on the entity's results and operations, in which case the sale will be included as discontinued operations.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
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

December 31, 2014, 2013 and 2012

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
Marketable Securities
The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2014 and 2013 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
Acquisition of Real Estate
The Company typically allocates the purchase price of each acquired business (as defined in the accounting guidance related to business combinations, Accounting Standards Codification 805 - Business Combinations) between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates.
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

December 31, 2014, 2013 and 2012

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
Restricted Cash and Escrows
Restricted escrows primarily consist of cash held in escrow comprised of lenders’ restricted escrows of $29,674 and $41,112, post-acquisition escrows of $6,400 and $6,463, and lodging furniture, fixtures and equipment reserves of $76,280 and $74,667 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the restricted cash balance was $7,892 and $15,738, respectively.
Involuntary Conversion
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two lodging properties. The Company recorded involuntary losses of $8,961 which represents the book value of the properties and equipment written off for the property damage. As it is probable that the Company will receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $8,961. Any amount expected to be received above the recorded involuntary loss will be treated as a gain and will not be recorded until contingencies are resolved. The involuntary loss and insurance recovery income were recorded in other income on the consolidated statements of operations and comprehensive income.
The Company will not record an insurance recovery receivable for business interruption losses until the recovery is estimable and it is probable that the Company will be compensated to the extent of estimated business interruption losses. Any proceeds in excess of estimated business interruption losses are the property of Xenia and will be recorded upon receipt by Xenia.
Goodwill
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed was recorded as goodwill. Goodwill has been recognized and allocated to specific properties in the Company's lodging segment since each individual hotel property is an operating segment and considered a reporting unit. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
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
In the first step, the Company compared the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. The Company tested goodwill for impairment as of December 31, 2014, 2013 and 2012 resulting in no impairment recorded as of December 31, 2014, 2013 and 2012.
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
The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's analysis in determining the deferred tax asset valuation allowance involves management judgment and assumptions.
Share Based Compensation
During 2014, the Company maintained the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the “Retail Plan”), with respect to the Company’s retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the “Lodging Plan”), with respect to the Company’s lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the “Student Housing Plan”), with respect to the Company’s student housing business (collectively, the “Share Unit Plans”).  Each Share Unit Plan provides for the grant of “share unit” awards to eligible participants.  The value of a “share unit” was determined based on a phantom capitalization of the Company’s retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc., as applicable.  Vesting of the share units granted in 2014 is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share based compensation expense until the occurrence of a triggering event.
As of December 31, 2014, awards covering 742,216 share units were outstanding under the Retail Plan, awards covering 817,640 share units were outstanding under the Lodging Plan, and awards covering 137,450 share units were outstanding under the Student Housing Plan. As a triggering event did not occur in 2014, the Company did not recognize share based compensation expense for the year ended December 31, 2014.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU No. 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company has elected to early adopt No. ASU 2014-08, effective January 1, 2014. For the years ended December 31, 2014, 2013 and 2012, the operations reflected in discontinued operations include the net lease assets that were classified as held for sale at December 31, 2013 and the select service lodging properties classified as held for sale at September 17, 2014. All other asset disposals are now included as a component of income from continuing operations, except for those properties classified as discontinued operations prior to the Company's adoption of ASU No. 2014-08.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation:  Amendments to the Consolidation Analysis.  This ASU provides consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. This ASU offers updated consolidation evaluation criteria and may require additional disclosure requirements. ASU No. 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe the adoption of this update will have a material impact on the Company's consolidated financial position, results of operations or disclosure requirements of its consolidated financial statements.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired six properties, including three retail, one lodging, one retail parcel adjacent to a hotel owned by the Company, and one student housing property for the year ended December 31, 2014 for a gross acquisition price of $309,760. The table below reflects acquisition activity for the year ended December 31, 2014.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Beds / Rooms (unaudited)
Retail	Suncrest Village	2/13/2014	$14,050	93,358	Square Feet
Retail	Plantation Grove	2/13/2014	12,100	73,655	Square Feet
Retail	Quebec Square	12/18/2014	52,250	207,561	Square Feet
Retail, subtotal			$78,400

Student Housing	University House Denver	12/19/2014	40,960	352	Beds
Student Housing, subtotal			$40,960

Lodging	Aston Waikiki Beach Hotel	2/28/2014	$183,000	645	Rooms
Lodging, retail parcel	Key West - Bottling Court	11/25/2014	7,400	13,332	Square Feet
Lodging, subtotal			$190,400

Total			$309,760
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Company's 2014 acquisitions, listed above.

2014 Acquisitions
Land	$35,178
Building	226,394
Furniture, fixtures, and equipment	27,416
Total fixed assets	$288,988
Below market ground lease	9,516
Net other assets and liabilities	11,256
Total	$309,760
For properties acquired during the year ended December 31, 2014, the Company recorded revenue of $37,937 for the year ended December 31, 2014. The Company recorded property net income of $7,015, excluding related expensed acquisition costs, for the year ended December 31, 2014.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The Company acquired twenty-one properties, including four retail, fourteen lodging, and three student housing properties, for the year ended December 31, 2013, for a gross acquisition price of $1,216,600. The table below reflects acquisition activity for the year ended December 31, 2013.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Beds / Rooms (unaudited)
Retail	Westport Village	2/22/2013	$33,550	169,603	Square Feet
Retail	South Frisco Village Shopping Center	5/9/2013	34,350	227,175	Square Feet
Retail	Walden Park Shopping Center	8/7/2013	9,300	33,637	Square Feet
Retail	West Creek Shopping Center	9/26/2013	15,100	53,338	Square Feet
Retail, subtotal			$92,300

Lodging	Bohemian Hotel Celebration	2/7/2013	17,500	115	Rooms
Lodging	Andaz San Diego Hotel	3/4/2013	53,000	159	Rooms
Lodging	Residence Inn Denver Center	4/17/2013	80,000	228	Rooms
Lodging	Westin Galleria Houston	8/22/2013	120,000	487	Rooms
Lodging	Westin Oaks Houston	8/22/2013	100,000	406	Rooms
Lodging	Andaz Savannah	9/10/2013	43,000	151	Rooms
Lodging	Andaz Napa Valley	9/20/2013	72,000	141	Rooms
Lodging	Hyatt Regency Santa Clara	9/20/2013	93,000	501	Rooms
Lodging	Loews New Orleans Hotel	10/11/2013	74,500	285	Rooms
Lodging	Lorien Hotel & Spa	10/24/2013	45,250	107	Rooms
Lodging	Hotel Monaco Chicago	11/1/2013	56,000	191	Rooms
Lodging	Hotel Monaco Denver	11/1/2013	75,000	189	Rooms
Lodging	Hotel Monaco Salt Lake City	11/1/2013	58,000	225	Rooms
Lodging	Hyatt Key West	11/15/2013	76,000	118	Rooms
Lodging, subtotal			$963,250

Student Housing	University House at TCU	3/7/2013	15,850	118	Beds
Student Housing	University House Fayetteville	7/19/2013	42,200	654	Beds
Student Housing	University House Tempe	8/13/2013	103,000	637	Beds
Student Housing, subtotal			$161,050

Total			$1,216,600

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Company's 2013 acquisitions, listed above.

2013 Acquisitions
Land	$144,390
Building	938,170
Furniture, fixtures, and equipment	124,742
Total fixed assets	$1,207,302
Below market ground lease	10,960
Net other assets and liabilities	(1,662)
Total	$1,216,600
For properties acquired during the year ended December 31, 2013, the Company recorded revenue of $108,789 for the year ended December 31, 2013 and recorded property net income of $34,053, excluding related expensed acquisition costs, for the year ended December 31, 2013.
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $1,529, $2,987 and $1,644, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

4. Disposed Properties
The Company sold 313 properties and surrendered one non-core and three retail properties to the lender (in satisfaction of non-recourse debt) for the year ended December 31, 2014 and sold 313 properties and surrendered one retail property to the lender (in satisfaction of non-recourse debt) for the year ended December 31, 2013 for a gross disposition price of $2,732,250 and $2,039,060, respectively. For the year ended December 31, 2012 the Company sold 166 properties and surrendered one lodging property and nineteen non-core properties (cross-collateralized by one loan) to the lender (in satisfaction of non-recourse debt) for a gross disposition price of $603,500.
The table below reflects sales activity for the year ended December 31, 2014 reflected in discontinued operations on the consolidated statements of operations and comprehensive income.

Segment	Portfolio	Date	Gross Disposition Price	Square Feet / Rooms (unaudited)
Non-core	Triple net portfolio - 30 properties	1/8/2014	$55,300	148,233	Square Feet
Non-core	Triple net portfolio - 28 properties	2/21/2014	451,900	7,496,769	Square Feet
Non-core	Triple net portfolio - 151 properties	3/10/2014	278,600	815,008	Square Feet
Non-core	Triple net portfolio - one property	3/21/2014	226,400	736,572	Square Feet
Non-core	Triple net portfolio - 4 properties	3/28/2014	58,500	1,118,096	Square Feet
Non-core	Triple net portfolio - 9 properties	5/8/2014	138,200	599,830	Square Feet
Lodging	Select service lodging portfolio - 52 properties	11/17/2014	1,071,000	6,976	Rooms
Total			$2,279,900
For the years ended December 31, 2014, 2013 and 2012, the operations reflected in discontinued operations, shown in the table below, include the 224 net lease properties that were classified as held for sale at December 31, 2013 and the 52 select service lodging properties classified as held for sale at September 17, 2014. All other property disposals are now included as a component of income from continuing operations, except for those properties classified as discontinued operations prior to the Company's adoption of ASU No. 2014-08.

	Year ended December 31,
	2014	2013	2012
Revenues	$242,371	$440,929	$598,014
Depreciation and amortization expense	36,093	113,578	180,511
Other expenses	146,542	196,551	256,704
Provision for asset impairment	—	4,476	45,485
Operating income from discontinued operations	59,736	126,324	115,314
Interest expense and other	(39,031)	(99,641)	(139,388)
Gain on sale of properties, net	287,722	442,577	39,236
Gain (loss) on extinguishment of debt	(74,781)	(18,305)	9,478
Gain (loss) on transfer of assets	—	(16)	2,175
Net income from discontinued operations	$233,646	$450,939	$26,815
Net cash provided by operating activities from the 52 select service lodging properties and 224 net lease properties classified as held for sale was $(9,028), $149,950, and $120,095 for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by (used in) investing activities from the 52 select service lodging properties and 224 net lease properties classified as held for sale was $1,569,104, $635,422 and $(20,389) for the years ended December 31, 2014, 2013 and 2012.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following properties were sold during the year ended December 31, 2014. They are included in continuing operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2014. A parcel of land was also sold during the year ended December 31, 2014 for $14,000.

Segment	Property	Date	Gross Disposition Price	Square Feet / Units Rooms / Beds (unaudited)
Non-core	Citizens - Dallastown	2/6/2014	$100	2,995	Square Feet
Non-core	Block 121	4/16/2014	38,200	255	Units
Non-core	Citizens - York	7/9/2014	500	17,079	Square Feet
Non-core	3801 S. Collins	7/31/2014	10,500	239,905	Square Feet
Non-core	Sonora	7/31/2014	7,000	33,055	Square Feet
Non-core	Imagine Charter Schools - 8 properties	8/28/2014	68,400	364,710	Square Feet
Non-core	Devens Industrial	10/1/2014	11,500	183,900	Square Feet
Non-core	Tech I	10/17/2014	4,900	58,748	Square Feet
Non-core	Citizens - Plattsburgh	11/7/2014	200	7,950	Square Feet
Non-core	Southpoint	11/12/2014	7,300	88,272	Square Feet
Non-core	Timber	11/26/2014	10,900	171,360	Square Feet
Non-core	North First	12/4/2014	14,400	67,582	Square Feet
Non-core	United Healthcare Frederick	12/5/2014	27,000	209,184	Square Feet
Non-core	Sycamore	12/23/2014	5,300	144,287	Square Feet
Non-core, subtotal			$206,200

Retail	Willis Town Center	1/8/2014	1,600	85,828	Square Feet
Retail	Alcoa Exchange I & II	1/29/2014	24,300	339,690	Square Feet
Retail	Hunting Bayou - 5 properties	2/19/2014	15,600	276,416	Square Feet
Retail	Monadnock Marketplace	4/9/2014	31,200	367,454	Square Feet
Retail	Palm Harbor Shopping Center	5/15/2014	12,400	161,431	Square Feet
Retail	Merchants Crossing	7/22/2014	17,900	213,739	Square Feet
Retail	Forest Plaza	10/23/2014	16,850	123,028	Square Feet
Retail	Campus Marketplace	12/18/2014	56,400	40,455	Square Feet
Retail, subtotal			$176,250

Lodging	Crowne Plaza - Charleston	5/30/2014	13,300	168	Rooms
Lodging	Doubletree Atlanta Galleria	8/28/2014	12,600	154	Rooms
Lodging	Holiday Inn - Seacaucus	12/31/2014	4,600	161	Rooms
Lodging, subtotal			$30,500

Student housing	University House at Huntsville	12/8/2014	$25,400	318	Beds

Total			$438,350
For the years ended December 31, 2014, 2013 and 2012, the Company recorded a gain on sale of investment properties of $73,212, $14,001, and $0, respectively, in continuing operations. During the year ended December 31, 2013, the Company contributed fourteen properties to a joint venture. As a result of this contribution, the Company recognized a gain on sale of $12,783, which is included in gain on sale of investment properties on the consolidated statements of operations and comprehensive income for the year ended December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, the Company had generated net proceeds from the sale of properties of $2,011,978, $2,101,277, and $522,583, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

During the year ended December 31, 2014, the Company prepaid $105,331 of mortgage debt secured by 10 properties through defeasance. The Company incurred $8,288 in costs to defease these loans. These costs were paid into an escrow account, which was beyond the reach of the Company's creditors, to cover principal and interest payments upon loan maturity. These properties were sold prior to December 31, 2014.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

5. Investment in Partially Owned Entities
Consolidated Entities
As of December 31, 2013, the Company had ownership interests of 67% in various limited liability companies which owned nine shopping centers. These nine shopping centers were previously classified as held for sale as of December 31, 2013 and were sold during second quarter 2014. The operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. These entities were considered variable interest entities ("VIE") as defined in ASC 810, and the Company was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company. Each entity's agreement contained put/call provisions which granted the right to the outside owners and the Company to require these entities to redeem the ownership interests of the outside owners during future periods. Because the outside ownership interests were subject to a put/call arrangement requiring settlement for a fixed amount, these entities were treated as 100% owned subsidiaries by the Company with the amount of $47,762 as of December 31, 2013 reflected as a financing and included within other liabilities classified as held for sale in the accompanying consolidated financial statements. Interest expense was recorded on these liabilities in an amount generally equal to the preferred return due to the outside owners as provided in each entity's agreement.
During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company had ownership interests of 75% in each joint venture. These entities were considered VIEs as defined in FASB ASC 810. The Company determined that it had the power to direct the activities of a VIE that most significantly impacted the VIE’s economic performance, as well as the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, the Company had a controlling financial interest and was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company. These joint ventures were included in the Spin-Off and are no longer part of the Company.
For those VIEs where the Company was the primary beneficiary, the following were the liabilities of the consolidated VIEs, which were not recourse to the Company, and the assets that could have been used only to settle those obligations.

	December 31, 2014	December 31, 2013
Net investment properties	$39,736	$123,121
Other assets	1,318	8,766
Total assets	41,054	131,887
Mortgages, notes and margins payable	(21,214)	(77,873)
Other liabilities	(6,465)	(49,904)
Total liabilities	(27,679)	(127,777)
Net assets	$13,375	$4,110
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

			Investment at
Entity	Description	Ownership %	December 31, 2014	December 31, 2013
Cobalt Industrial REIT II (a)	Industrial portfolio	36%	$7,486	$83,306
Brixmor/IA JV, LLC (b)	Retail shopping centers	(b)	—	77,551
IAGM Retail Fund I, LLC (c)	Retail shopping centers	55%	109,273	90,509
Other unconsolidated entities (d)	Various real estate investments	Various	5,444	12,552
			$122,203	$263,918

(a)
On June 29, 2007, the Company entered into a joint venture, Cobalt Industrial REIT II (“Cobalt”), to invest $149,000 in shares of common beneficial interest. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also required the agreement of Cobalt, which equated to shared decision making ability, and therefore did not give the Company control over the venture. As such, the Company had significant influence but did not control Cobalt. Therefore, the Company did not consolidate this entity, rather the Company accounted for its investment in the entity under the equity method of accounting. On December 18, 2014, Cobalt sold all of its real estate assets, and the Company recognized its share of the gain on the sale of the assets in equity in earnings for the year ended December 31, 2014. The Company also recorded receipt of a cash dividend from the joint venture as a result of the sale. The Company assessed its remaining interest in the joint venture against expected future distributions from Cobalt, recognizing an other than temporary impairment of $8,464 at December 31, 2014.

(b)
On December 6, 2010, the Company entered into a Joint Venture with Brixmor Residual Holding LLC (“Brixmor”) (formerly Centro NP Residual Holding LLC), resulting in the creation of Brixmor/IA JV, LLC (formerly Centro/IA JV, LLC). The joint venture structure provided the Company with an equity stake of $121,534, a preferred capital position and preferred return of 11%. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also required the agreement of Brixmor, which equated to shared decision making ability, and therefore did not give the Company control over the venture. As such, the Company had significant influence but did not control Brixmor/IA JV, LLC. Therefore, the Company did not consolidate this entity, rather the Company accounted for its investment in the entity under the equity method of accounting. On December 8, 2014, the Company's partner exercised their right to purchase the Company's membership interest in the joint venture. The Company recorded a gain on the sale of their interest of $64,815 during the year ended December 31, 2014.

(c)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, the Company contributed another multi-tenant retail property, South Frisco Village, for a gross disposition price of $34,350. The Company treated these dispositions as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and comprehensive income, since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the properties. The Company recognized a gain on sale of $12,783 for the year ended December 31, 2013, which is included in other income on the consolidated statements of operations and comprehensive income, and recorded an equity investment basis adjustment of $15,625. The Company amortizes the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

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

December 31, 2014, 2013 and 2012

ability. As such, the Company has significant influence but does not control IAGM. Therefore, this joint venture is unconsolidated and accounted for using the equity method of accounting.

(d)
On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of December 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the year ended December 31, 2014. The asset was later included as part of the 52 select service lodging properties sold on November 17, 2014.

During the year ended December 31, 2014, the Company recorded an impairment of $8,464 on one unconsolidated entity, recorded a gain of $4,509 on the consolidation of one unconsolidated entity, and recorded a gain on the termination of one unconsolidated entity of $64,815. During the year ended December 31, 2013, the Company recorded an impairment of $6,532 on two of its unconsolidated entities and recorded a gain on the termination of two of its unconsolidated entities of $3,059. Of the impairment and gain recorded in 2013, $5,528 and $4,411, respectively, related to one previously unconsolidated entity which was purchased from the Company's joint venture partner in 2013. During the year ended December 31, 2012, the Company recorded impairment of $9,365 related to three of its unconsolidated entities and recorded a loss on the termination of two unconsolidated entities of $2,957.
Combined Financial Information
The following tables present the combined financial information for the Company’s investments in unconsolidated entities.
Balance Sheets

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, net of accumulated depreciation	$606,053	$1,558,312
Other assets	186,220	272,810
Total Assets	792,273	1,831,122
Liabilities and equity:
Mortgage debt	416,374	1,135,630
Other liabilities	72,994	96,217
Equity	302,905	599,275
Total liabilities and equity	792,273	1,831,122
Company’s share of equity	136,743	278,745
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,085 and $783, respectively)	(14,540)	(14,827)
Carrying value of investments in unconsolidated entities	$122,203	$263,918

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

Operating Results

	For the year ended December 31,
	2014	2013	2012
Revenues	$195,257	$214,582	$202,155
Expenses:
Interest expense and loan cost amortization	45,587	52,349	63,233
Depreciation and amortization	66,249	70,024	83,324
Operating expenses, ground rent and general and administrative expenses	77,306	74,510	76,149
Impairments	—	—	553
Total expenses	189,142	196,883	223,259
Net income (loss) before gain on sale of real estate	6,115	17,699	(21,104)
Gain on sale of real estate	218,626	8,128	9,484
Net income (loss)	$224,741	$25,827	$(11,620)
Company's share of net income (loss), net of excess basis depreciation of $513, $529, and $342	$80,886	$11,958	$1,998
The unconsolidated entities had total third party mortgage debt of $416,374 at December 31, 2014 that matures as follows:

Year	Amount
2015	$11,620
2016	19,500
2017	—
2018	204,028
2019	16,250
Thereafter	164,976
$416,374
Of the total outstanding debt, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

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
Concurrently, as part of the Self-Management Transactions, the Company entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which the Company agreed to terminate the management agreements with the Property Managers at the end of 2014, hire certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for the Company by the Property Managers. The Company consummated the transactions contemplated on December 31, 2014. The Company agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that became Company employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that the Company assumed in the transaction. The Company did not assume any liabilities related to the pre-closing operations of the Property Managers, and it did not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Asset Acquisition Agreement contains termination rights and closing conditions for both the Company and the Property Managers.
Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers continued to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement. The Company transitioned the remaining property management functions on December 31, 2014. Many of the employees of the Company's former Business Manager and former Property Managers are now directly employed by the Company.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following table summarizes the Company’s related party transactions for the years ended December 31, 2014, 2013 and 2012.

	For the years ended December 31,			Unpaid amounts as of December 31,
	2014	2013	2012	2014	2013
General and administrative:
General and administrative reimbursement (a)	$6,259	$15,751	$12,189	$331	$4,834
Loan servicing (b)	—	—	147	—	—
Investment advisor fee (c)	1,158	1,667	1,768	80	115
Total general and administrative to related parties	$7,417	$17,418	$14,104	$411	$4,949
Property management fees (d)	$12,182	$21,818	$27,406	$75	$67
Business manager fee (e)	2,605	37,962	39,892	—	8,836
Loan placement fees (f)	224	519	1,241	—	—

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

In addition, the Company has directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the year ended December 31, 2014, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company. Subsequent to December 31, 2014, the Company sent a termination notice for the agreement with those affiliates of the Business Manager which provided human resource services to the Company. The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration.
Unpaid amounts of $411 and $4,949 as of December 31, 2014 and 2013, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company paid a related party of the Business Manager to purchase and monitor its investment in marketable securities. Subsequent to December 31, 2014, the Company terminated this agreement.

(d)
As part of the Self-Management Transactions, select Property Management fees charged to the Company were reduced effective January 1, 2014 to reflect, among other things, the hiring of the Property Manager employees and the services that were no longer being performed by the Property Managers. The Amended Property Management Agreements reduced the property management fees charged in respect of most of the Company’s multi-tenant retail properties from 4.50% of gross income generated by the applicable property to 3.50% for the first six months of 2014 and to 3.25% for the last six months of 2014, and reduced fees charged in respect of the Company’s multi-tenant office properties from 3.75% of gross income generated by the applicable property to 3.50% for the first six months of 2014 and to 3.25% for the last six months of 2014. The Company also agreed to assume responsibility for the compensation-related expenses of the Property Manager employees hired by the Company effective March 31, 2014.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

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
Unpaid amounts of $75 and $67 as of December 31, 2014 and 2013, respectively, are included in other liabilities on the consolidated balance sheets.
In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $5,848, $11,019 and $14,055 for the years ended December 31, 2014, 2013 and 2012, respectively.

(e)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee for February or March 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the year ended December 31, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605. Pursuant to the March 12, 2014 Self-Management Transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.

The Company incurred a business management fee of $37,962 for the year ended December 31, 2013, under the terms of its Business Manager Agreement, which was terminated March 12, 2014. After the Company’s stockholders received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company paid its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the years ended December 31, 2013 and 2012, average invested assets were $10,742,053 and $11,470,745, respectively. The Company incurred a business management fee of $37,962 and $39,892, which was equal to 0.37%, and 0.35% of average invested assets for the years ended December 31, 2013 and 2012, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management was reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the years ended December 31, 2013 and 2012, the Company incurred $2,038 and $108 of investigation costs, resulting in a business management fee expense of $37,962 and $39,892 for the year ended December 31, 2013 and 2012.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of December 31, 2014 and 2013, the Company had deposited $376 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with a limited liability company formed as an insurance association captive, which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc. ("Inland Diversified"), and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America ("RPAI"). On July 1, 2014, Inland Diversified completed a merger with Kite Realty Group Trust in an all-stock transaction and effectively withdrew as a member from the limited liability company. On December 1, 2014, RPAI withdrew as a member from the limited liability company. The Company paid insurance premiums of $12,354, $12,399 and $12,217 for the years ended December 31, 2014, 2013 and 2012, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

During the year ended December 31, 2014, the Company sold its shares of IRC for a gain of $2,848 and therefore held no shares as of December 31, 2014. As of December 31, 2013, the Company held 899,820 shares of IRC valued at $9,466.
7. Investment in Marketable Securities
Investment in marketable securities of $154,753 and $242,819 at December 31, 2014 and 2013, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $95,480 and $171,450 at December 31, 2014 and 2013, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $59,273, $71,369 and $85,285, which includes gross unrealized losses of $1,328, $3,189 and $2,014 as of December 31, 2014, 2013 and 2012, respectively. Securities with gross unrealized losses have a related fair value of $11,502 as of December 31, 2014.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the year ended December 31, 2014, the Company recorded no impairment compared to an impairment of $1,052 and $1,899 for the years ended December 31, 2013 and 2012 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and (impairment) on securities, net on the consolidated statements of operations and comprehensive income.
Dividend income is recognized when earned. During the years ended December 31, 2014, 2013 and 2012, dividend income of $11,497, $16,926 and $20,757 was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

8. Leases
Operating Leases
Minimum lease payments to be received under operating leases, excluding student housing and lodging properties and assuming no expiring leases are renewed, are as follows:

For the year ending December 31,	Minimum Lease Payments
2015	$289,503
2016	245,975
2017	191,577
2018	141,712
2019	103,746
2020	65,485
2021	52,749
2022	41,896
2023	34,502
2024	22,611
Thereafter	113,015
Total	$1,302,771
The remaining lease terms range from one year to sixty-four years. The majority of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

9. Intangible Assets and Goodwill
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2014 and 2013.

	Balance as of December 31,
	2014	2013
Intangible assets:
Acquired in-place lease	$303,816	$305,143
Acquired above market lease	34,235	37,558
Acquired below market ground lease	22,826	13,336
Advance bookings	13,870	13,666
Accumulated amortization	(262,615)	(234,818)
Intangible assets, net	112,132	134,885
Goodwill, net	42,113	42,113
Total intangible assets, net	$154,245	$176,998
Intangible liabilities:
Acquired below market lease	$72,643	$79,690
Acquired above market ground lease	258	258
Accumulated amortization	(25,431)	(25,607)
Intangible liabilities, net	$47,470	$54,341
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to other revenues. Amortization pertaining to the above market lease costs was applied as a reduction to other revenues. Amortization pertaining to the below market lease costs was applied as an increase to other revenues. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense. The portion of the purchase price allocated to acquired below market ground lease is amortized on a straight line basis over the life of the related lease and is recorded as other indirect expense. The portion of the purchase price allocated to advance bookings is amortized on a straight line basis over three years and is recorded as depreciation and amortization.
The following table summarized the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2014, 2013 and 2012.

	For the years ended December 31,
	2014	2013	2012
Amortization of:
Acquired above market lease costs	$(4,884)	$(3,098)	$(3,828)
Acquired below market lease costs	5,143	5,493	5,800
Net rental income increase	$259	$2,395	$1,972
Acquired in-place lease intangibles	$30,936	$34,995	$36,776

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(3,618)	$(3,383)	$(2,939)	$(2,511)	$(1,825)	$(870)	$(15,146)
Acquired below market lease costs	4,045	3,874	3,762	3,499	3,159	29,131	47,470
Net rental income increase	$427	$491	$823	$988	$1,334	$28,261	$32,324
Acquired in-place lease intangibles	$24,409	$18,497	$13,674	$7,530	$5,875	$5,874	$75,859
Advance bookings (a)	3,310	2,001	11	—	—	—	5,322
Acquired below market ground lease (a)	(426)	(426)	(426)	(426)	(426)	(13,675)	(15,805)
(a) As a result of the Xenia Spin-Off and other dispositions of the Company's lodging properties, advance bookings and certain acquired below market ground leases will no longer be a part of the Company.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

10. Debt
During the years ended December 31, 2014 and 2013, the following debt transactions occurred:

Balance at December 31, 2012	$6,006,146
New financings	1,317,821
Paydown of debt	(797,610)
Assumed financings, net of discount	127,590
Extinguishment of debt	(1,680,015)
Amortization of discount/premium	5,929
Debt classified as held for sale	(1,338,309)
Balance at December 31, 2013	$3,641,552
New financings	503,134
Paydown of debt	(358,449)
Assumed financings, net of discount	11,967
Extinguishment of debt	(614,900)
Amortization of discount/premium	7,332
Balance at December 31, 2014	$3,190,636
Mortgages Payable
Mortgage loans outstanding as of December 31, 2014 and 2013 were $2,999,968 and $4,737,459 and had a weighted average interest rate of 4.63% and 5.09% per annum, respectively. Of these mortgage loans outstanding at December 31, 2013, approximately $1,338,360 related to properties held for sale. There were no properties classified as held for sale at December 31, 2014. Mortgage premium and discount, net, was a discount of $9,332 and $17,459 as of December 31, 2014 and 2013. Of the net mortgage discount as of December 31, 2013, $51 related to properties held for sale.
As of December 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through May 2041, as follows:

For the year ended December 31,	As of December 31, 2014	Weighted average interest rate
2015	$116,750	4.73%
2016	571,177	5.26%
2017	980,434	5.40%
2018	377,756	2.88%
2019	326,700	2.52%
Thereafter	627,151	4.98%
Total	$2,999,968	4.63%
The Company is negotiating refinancing debt maturing in 2015. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2015, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $50,340 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2014, the Company was in compliance with all such covenants, with the exception of one hotel which was closed during the fourth quarter. As of December 31, 2013, the Company was in compliance with all mortgage loan requirements except six loans with a carrying value of $116,910; none of which are cross collateralized with any

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default at December 31, 2013 were reflected as follows: $12,100 in 2011, $11,000 in 2012, $20,115 in 2016 and $73,695 in 2017.
Line of Credit
In 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500,000. The credit facility consists of a $300,000 senior unsecured revolving line of credit and a $200,000 unsecured term loan. The Company's accordion feature is $800,000. The senior unsecured revolving line of credit matures on May 7, 2016 and the unsecured term loan matures on May 7, 2017. The Company has a one year extension option on the revolver which it may exercise as long as there is no existing default, it is in compliance with all covenants, a 60-day notice has been provided and it pays an extension fee equal to 0.20% of the commitment amount being extended.
Upon closing the credit agreement, and subsequent upon expansion of the line, the Company borrowed the full amount of the term loan which remains outstanding as of December 31, 2014. As of December 31, 2014, the Company had $300,000 available under the revolving line of credit. As of December 31, 2014, the interest rate of the unsecured term loan was 1.67%. As of December 31, 2013, the Company had borrowed the full amount of the term loan and had $299,820 available under the revolving line of credit. As of December 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. The Company was in compliance with all of the covenants and default provisions under the credit agreement as of December 31, 2014 and 2013.
Margins Payable
The Company has purchased a portion of its securities through margin accounts. As of December 31, 2014, the Company had no securities purchased on margin. As of December 31, 2013, the Company had $59,681 of securities purchased on margin. At December 31, 2014 and 2013, the interest rate on the margin loans was 0.503% and 0.516%, respectively. Interest expense in the amount of $133, $495 and $756 was recognized in interest expense on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

11. Fair Value Measurements
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
 For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2014
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$151,062	$—	$—
Real estate related bonds	—	3,691	—
Total assets	$151,062	$3,691	$—
Derivative interest rate instruments	$—	$(1,744)	$—
Total liabilities	$—	$(1,744)	$—

	Fair Value Measurements at December 31, 2013
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$234,760	$—	$—
Real estate related bonds	—	8,059	—
Total assets	$234,760	$8,059	$—
Derivative interest rate instruments	$—	$(458)	$—
Total liabilities	$—	$(458)	$—
Level 1
At December 31, 2014 and 2013, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2014 and 2013, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2014 and 2013, the Company had entered into interest rate swap agreements with a notional value of $51,283 and $60,044, respectively.
Level 3
At December 31, 2014 and 2013, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash gains and impairment charges to reflect the investments at their fair values for the years ended December 31, 2014 and 2013. The asset groups that were reflected at fair value through this evaluation are:

	As of December 31, 2014		As of December 31, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss (Gain)
Investment properties	$155,623	$85,439	$248,768	$248,230
Investment in unconsolidated entities	7,486	8,464	1,795	1,004
Notes receivable	—	—	13,108	(5,334)
Consolidated investment	—	—	29,923	4,411
Total	$163,109	$93,903	$293,594	$248,311

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

Investment Properties
During the years ended December 31, 2014 and 2013, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. During the year ended December 31, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the year ended December 31, 2013, capitalization rates ranging from 6.25% to 10.50% and discount rates ranging from 6.75% to 12.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
On August 8, 2013, the Company entered into a purchase agreement to sell a portfolio of net lease assets, consisting of 294 retail, office, and industrial properties in a transaction valued at approximately $2,300,000. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180,100. Of these remaining properties, the Company has sold 280 as of May 8, 2014. During the final closing on May 8, 2014, the purchaser terminated the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228,400. This asset, which was not individually evaluated prior to sale as it was included in a portfolio, has been re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an asset impairment charge of $71,599.
During the year ended December 31, 2013, the Company also identified one property, a large single tenant office property, in which it was exploring a potential disposition. After the Company began exploring a potential sale of the property, it became aware of circumstances in which the tenant would reduce the space they occupied. Although the lease does not expire until 2016, the Company analyzed various leasing and sale scenarios for the single tenant property. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. The capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in this model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. An impairment charge of $147,480 was recorded for this asset during the year ended December 31, 2013.
For the years ended, December 31, 2014, 2013 and 2012, the Company recorded an impairment of investment properties of $85,439, $248,230 and $37,830, respectively. Certain properties have been disposed and were impaired prior to disposition and the related impairment charges of $0, $4,476 and $45,485 were included in discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.
Investment in Unconsolidated Entities
For the year ended December 31, 2014, the Company identified one investment in an unconsolidated entity that may be other than temporarily impaired. The Company's estimated fair value relating to the investment in the unconsolidated entity's impairment analysis was based on the expected future distributions of the joint venture as the entity has sold all of the assets included in the joint venture. As a result of this analysis, for the year ended December 31, 2014, the Company recorded an impairment of $8,464 related to this unconsolidated entity.
For the years ended December 31, 2013 and 2012, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company's estimated fair value relating to the investment in unconsolidated entities' impairment analysis was based on analyzing each joint venture partner's respective waterfall distribution, letters of intent or purchase contracts, broker opinions of value, and expected future cash distributions of the Company's interest in the underlying assets of the investment using a net asset value model. The net asset value model utilizes an income capitalization

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

analysis and consists of unobservable inputs such as forecasted net operating income and capitalization rates based on market conditions.  During the year ended December 31, 2013, capitalization rates ranging from 6.50% to 8.25% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. For the years ended, December 31, 2013 and 2012, the Company recorded an impairment of investments in unconsolidated entities of $6,532, and $9,365, respectively.
Notes Receivable
For the year ended December 31, 2013, the Company determined that a re-evaluation of its notes receivable impairment allowance was appropriate because there had been a significant change in the amount of an impaired note's expected future cash flows. The Company assessed the note receivable impairment allowance by estimating the value of the underlying collateral using comparable property sales, which are observable in the market. As a result, the Company adjusted its notes receivable impairment allowance and recorded a gain of $5,334 for the year ended December 31, 2013. Impairment of notes receivable is included in provision for asset impairment on the consolidated statement of operations and comprehensive income. There was no impairment of notes receivable recorded during the years ended December 31, 2014 or December 31, 2012.
Consolidated Investments
On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of December 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the year ended December 31, 2014. The asset was later included as part of the 52 select service lodging properties sold on November 17, 2014.
During the year ended December 31, 2013, the Company entered into a definitive agreement with a joint venture partner to purchase the partner's interest in the venture. This resulted in the Company obtaining control of the venture. Therefore, the Company consolidated the entity by recording the assets and liabilities of the joint venture at fair value. The Company valued the consolidating properties using broker opinions of value and a discounted cash flow model, including capitalization rates between 7.0% and 7.5% and discount rates between 8.0% and 9.0%, which are based upon observable rates that the Company believes to be within a reasonable range of current market rates. The Company estimated fair value of the debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments. These factors resulted in a loss on a consolidated investment of $4,411 for the year ended December 31, 2013.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$2,999,968	$3,022,002	$4,737,459	$4,748,276
Line of credit	200,000	200,000	200,180	200,180
Margins payable	—	—	59,681	59,681
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 4.63% per annum. The fair value estimate of the line of credit and margins payable approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

12. Income Taxes
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
The components of income tax expense for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014			2013			2012
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$2,748	$2,771	$5,519	$576	$2,314	$2,890	$267	$2,441	$2,708
Deferred	3,236	215	3,451	1,522	184	1,706	4,412	489	4,901
Income tax provision from continuing operations	$5,984	$2,986	$8,970	$2,098	$2,498	$4,596	$4,679	$2,930	$7,609
Income tax provision from discontinued operations	$3,232	$372	$3,604	$—	$—	$—	$—	$—	$—
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Net operating loss	$6,471	$9,236
Deferred income	1,833	2,389
Basis difference on property	48,403	35,362
Depreciation expense	1,066	986
Miscellaneous	593	431
Total deferred tax assets	$58,366	$48,404
Less: Valuation allowance	(55,973)	(42,590)
Net deferred tax assets	$2,393	$5,814
Deferred tax liabilities	$—	$—
Federal net operating loss carryforwards amounting to $6,471 begin to expire in 2023, if not utilized by then.
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

December 31, 2014, 2013 and 2012

tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $55,973 at December 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2014. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012 or in the consolidated balance sheets as of December 31, 2014 and 2013. As of December 31, 2014, the Company’s 2013, 2012, and 2011 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2014 is as follows:

	For the year ended December 31,
	2014	2013	2012
Ordinary income	$0.44	$0.50	$0.07
Return of capital	0.06	—	0.43
Total distributions per share	$0.50	$0.50	$0.50
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

13. Segment Reporting

For the year-ended December 31, 2014, the Company's portfolio strategy is to continue to focus on three asset classes: retail, lodging, and student housing. The non-core segment includes multi-tenant office and triple-net properties. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the year ended December 31, 2014, approximately 13% of the Company’s rental revenue (excluding lodging and student housing) from continuing operations, included in the non-core segment, was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following table summarizes net operating income by segment as of and for the year ended December 31, 2014.

	Total	Retail	Lodging	Student Housing	Non-core
Rental income	$374,053	$203,193	$—	$69,631	$101,229
Straight line adjustment	3,244	4,665	—	287	(1,708)
Tenant recovery income	66,055	59,869	—	559	5,627
Other property income	9,362	4,814	—	4,050	498
Lodging income	926,427	—	926,427	—	—
Total income	$1,379,141	$272,541	$926,427	$74,527	$105,646
Operating expenses	780,455	87,098	643,739	32,748	16,870
Net operating income	$598,686	$185,443	$282,688	$41,779	$88,776
Non allocated expenses (a)	(381,176)
Other income and expenses (b)	(20,805)
Equity in earnings of unconsolidated entities (c)	141,746
Provision for asset impairment (d)	(85,439)
Net income from continuing operations	$253,012
Income from discontinued operations	233,646
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$486,642
Balance Sheet Data:
Real estate assets, net (e)	$5,899,644	$2,043,097	$2,607,515	$635,787	$613,245
Non-segmented assets (f)	1,597,673
Total assets	$7,497,317
Capital expenditures	$66,623	$16,828	$47,249	$254	$2,292

(a)	Non allocated expenses consist of general and administrative expenses, Business Manager management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $4,665 related to two lodging properties, and $80,774 related to five non-core properties.

(e)	Real estate assets includes goodwill and intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following table summarizes net operating income by segment as of and for the year ended December 31, 2013.

	Total	Retail	Lodging	Student Housing	Non-core
Rental income	$372,476	$215,062	$—	$55,773	$101,641
Straight line adjustment	5,443	5,240	—	373	(170)
Tenant recovery income	71,207	64,930	—	521	5,756
Other property income	7,202	3,822	—	2,809	571
Lodging income	651,794	—	651,794	—	—
Total income	$1,108,122	$289,054	$651,794	$59,476	$107,798
Operating expenses	592,569	93,626	457,458	24,014	17,471
Net operating income	$515,553	$195,428	$194,336	$35,462	$90,327
Non allocated expenses (a)	(363,885)
Other income and expenses (b)	(124,132)
Equity in earnings of unconsolidated entities (c)	8,485
Provision for asset impairment (d)	(242,896)
Net loss from continuing operations	$(206,875)
Income from discontinued operations	450,939
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$244,048
Balance Sheet Data:
Real estate assets, net (e)	$6,195,170	$2,207,062	$2,556,630	$639,848	$791,630
Non-segmented assets (f)	3,467,294
Total assets	$9,662,464
Capital expenditures	$66,640	$12,736	$49,781	$2,316	$1,807

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, loss on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale and (impairment) of marketable securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)
Total provision for asset impairment included $21,179 related to four retail properties, $49,146 related to four lodging properties, and $177,905 related to eleven non-core properties. On December 31, 2013, the Company adjusted the impairment allowance for notes receivable for a gain of $5,334.

(e)	Real estate assets includes goodwill and intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

The following table summarizes net operating income by segment as of and for the year ended December 31, 2012.

	Total	Retail	Lodging	Student Housing	Non-core
Rental income	$359,537	$226,513	$—	$30,234	$102,790
Straight line adjustment	4,351	4,824	—	169	(642)
Tenant recovery income	73,214	66,154	—	429	6,631
Other property income	5,714	2,685	—	1,750	1,279
Lodging income	466,845	—	466,845	—	—
Total income	$909,661	$300,176	$466,845	$32,582	$110,058
Operating expenses	457,858	95,803	332,027	12,752	17,276
Net operating income	$451,803	$204,373	$134,818	$19,830	$92,782
Non allocated expenses (a)	(334,932)
Other income and expenses (b)	(159,181)
Equity in loss of unconsolidated entities (c)	(10,324)
Provision for asset impairment (d)	(37,830)
Net loss from continuing operations	$(90,464)
Income from discontinued operations	26,815
Less: net income attributable to noncontrolling interests	(5,689)
Net loss attributable to Company	$(69,338)

(a)	Non allocated expenses consist of general and administrative expenses, business manager management fee and depreciation and amortization.

(b)	Other income and expenses consists of interest and dividend income, interest expense, other income, realized gain on sale and (impairment) of marketable securities, net, and income tax benefit.

(c)	Equity in loss of unconsolidated entities consists of equity losses in earnings of unconsolidated entities as well as gain, (loss) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $16,234 related to three retail properties, and $21,596 related to six non-core properties.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

14. Earnings (loss) per Share
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
The basic and diluted weighted average number of common shares outstanding was 878,064,982, 899,842,722 and 879,685,949 for the years ended December 31, 2014, 2013 and 2012.
The Company completed a modified “Dutch Auction” tender offer for the purchase of up to $350,000 in value of shares of common stock on April 25, 2014. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares accepted for payment in the Offer by up to 2% of the outstanding shares without amending or extending the Offer. To avoid any proration to the stockholders that tendered shares, the Company decided to increase the number of shares accepted for payment in the Offer. On May 1, 2014, the Company accepted for purchase 60,665,233 shares of common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate purchase price of $394,300, excluding fees and expenses relating to the Offer. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of the issued and outstanding shares of common stock at the time of purchase. Subsequent to the purchase of approved Offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166 for a final aggregate purchase price of $394,900 as of December 31, 2014, excluding fees and expenses related to the Offer.
15. Commitments and Contingencies
Certain leases and operating agreements within the lodging segment require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2014 the Company has funded $76,280 in reserves for future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheet as of December 31, 2014.
In May 2012, the Company disclosed that the SEC was conducting a non-public, formal, fact-finding investigation (the "SEC Investigation") to determine whether there had been violations of certain provisions of the federal securities laws regarding the payment of fees to the Company's former Business Manager and Property Managers, transactions with the Company's former affiliates, timing and amount of distributions paid to the Company's investors, determination of property impairments, and any decision regarding whether the Company would become a self-administered REIT.
The Company subsequently received three related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the Company's officers, board of directors, former Business Manager, and affiliates of the Company's former Business Manager breached their fiduciary duties to the Company in connection with the matters that the Company disclosed were subject to the SEC Investigation.
Upon receiving the first of the Derivative Demands, on October 16, 2012, the full board of directors responded by authorizing the independent directors to investigate the claims contained in the first Derivative Demand, any subsequent stockholder demands, as well as any other matters the independent directors saw fit to investigate. Pursuant to this authority, the independent directors formed a special litigation committee comprised solely of independent directors to review and evaluate the alleged claims and to recommend to the full board of directors whether the maintenance of a derivative proceeding was in the best interests of the Company. The special litigation committee engaged independent legal counsel and experts to assist in the investigation.
On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court stayed the case - Trumbo v. The Inland Group, Inc. - pending completion of the special litigation committee's investigation.
On December 8, 2014, the special litigation committee completed its investigation and issued its report and recommendation. The special litigation committee concluded that there is no evidence to support the allegations of wrongdoing in the Derivative Demands. Nonetheless, in the course of its investigation, the special litigation committee uncovered facts indicating that certain then-related parties breached their fiduciary duties to the Company by failing to disclose to the independent directors

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

certain facts and circumstances associated with the payment of fees to its former Business Manager and Property Managers. The special litigation committee determined that it is advisable and in the best interests of the Company to maintain a derivative action against its former Business Manager, Property Managers, and Inland American Holdco Management LLC. The special litigation committee found that it was not in the best interests of the Company to pursue claims against any other entities or against any individuals.
On January 20, 2015, the board of directors adopted the report and recommendation of the special litigation committee in full and authorized the Company to file a motion to realign the Company as the party plaintiff in Trumbo v. The Inland Group, Inc., and to take such further actions as are necessary to reject and dismiss claims related to allegations that the board of directors has determined lack merit and to pursue claims against its former Business Manager, Property Managers, and Inland American Holdco Management LLC for breach of fiduciary duties in connection with the failure to disclose facts and circumstances associated with the payment of fees to related parties.
On March 2, 2015, counsel for the stockholders who made the second Stockholder Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The parties have agreed to seek an order consolidating the action with the Trumbo case.
On March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received to date, it did not intend to recommend any enforcement action against the Company.
On August 11, 2014, Xenia Hotels and Resorts, Inc. ("Xenia"), a wholly-owned subsidiary of the Company, formerly known as Inland American Lodging Group, Inc., filed a preliminary registration statement on Form 10 (as amended from time to time, the "Form 10") with the SEC related to its potential spin-off into a new, publicly-traded lodging REIT. The Spin-Off was completed on February 3, 2015.
In connection with Xenia's filing of the Form 10 and its potential separation from the Company, the Company entered into an Indemnity Agreement with Xenia on August 8, 2014. Pursuant to the Indemnity Agreement, the Company agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the SEC Investigation; the Derivative Demands; the Trumbo action; and the investigation by the special litigation committee of the board of directors of the Company. In each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
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

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

16. Assets and Liabilities Held for Sale
In accordance with GAAP, the Company classifies properties as held for sale when certain criteria are met. On the day that the criteria are met, the Company suspends depreciation on the properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. At December 31, 2013, these assets were recorded at their carrying value. If the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the operations for the periods presented are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented. At December 31, 2013, the Company classified the assets and liabilities associated with the assets of the triple net asset portfolio as held for sale. The Company also classified the select service lodging portfolio as held for sale at September 17, 2014, consequently recasting the December 31, 2013 balance sheet to reflect this portfolio's classification as held for sale.
On August 8, 2013, the Company entered into a purchase agreement to sell a portfolio of net lease assets, consisting of 294 retail, office, and industrial properties in a transaction valued at approximately $2,300,000. In accordance with the terms of the purchase agreement, the buyer elected to “kick-out” of the transaction 13 properties valued at approximately $180,100. Of these remaining properties, the Company has sold 280 as of May 8, 2014. During the final closing on May 8, 2014, the purchaser terminated the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset with a disposal price of $228,400, and in connection with such termination, purchaser paid to the Company $10,000 of the deposit posted into escrow. This asset has been re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an asset impairment charge of $71,599.
On September 17, 2014, the Company entered into a purchase agreement to sell a portfolio of lodging assets, consisting of 52 select service lodging properties with 6,976 rooms in a transaction valued at approximately $1,100,000. On this date, the portfolio was classified as held for sale on the consolidated balance sheet and the assets and liabilities associated with this portfolio were recorded at the lesser of the carrying value or fair value less costs to sell. The transaction closed on November 17, 2014. As of December 31, 2014, there were no properties classified as held for sale.
The major classes of assets and liabilities associated with held for sale properties as of December 31, 2013 are as follows:

December 31, 2013
Land	$443,909
Building and other improvements	2,174,097
Total	2,618,006
Less accumulated depreciation	(576,977)
Net investment properties	2,041,029
Restricted cash & escrows	1,643
Accounts and rents receivable	37,910
Intangible assets, net	48,017
Deferred cost and other assets	15,045
Total Assets	$2,143,644

Debt	1,338,309
Accounts payable and accrued expenses	5,208
Intangible liabilities, net	5,878
Other liabilities	55,792
Total Liabilities	$1,405,187

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

17. Subsequent Events
As part of the Self-Management Transactions, the Company entered into separate Amended Property Management Agreements with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers continued to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement. The Company transitioned the remaining property management functions on December 31, 2014.

On February 3, 2015, the Company completed the previously announced Spin-Off of Xenia Hotels & Resorts, Inc. through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the “Record Date”). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company will receive cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “XHR.” In connection with the Spin-Off, the Company entered into certain agreements that, among other things, provide a framework for the Company’s relationship with Xenia after the Spin-Off, including a Transition Services Agreement, and an Employee Matters Agreement and an Indemnity Agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 23, 2015, the Company currently has $38 in borrowings outstanding under the unsecured revolving line of credit.

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2014, 2013 and 2012

18. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2014 and 2013.

	For the quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total income	$339,093	$341,823	$361,211	$337,014
Net income	294,120	52,560	9,497	130,481
Net income attributable to Company	294,120	52,552	9,489	130,481
Net income per common share, basic and diluted (1)	$0.34	$0.06	$0.01	$0.15
Weighted average number of common shares outstanding, basic and diluted (1)	861,824,777	861,627,855	876,951,378	912,594,434

	For the quarter ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total income	$319,910	$268,836	$270,374	$249,002
Net income	34,788	237,541	(32,756)	4,491
Net income attributable to Company	34,788	237,533	(32,756)	4,483
Net income (loss), per common share, basic and diluted (1)	$0.03	$0.26	$(0.03)	$0.01
Weighted average number of common shares outstanding, basic and diluted (1)	907,386,623	902,456,636	897,233,931	892,097,144

(1)	Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
14th STREET MARKET Plano, TX	7,712	3,500	9,241	—	448	3,500	9,689	13,189	2,596	2007
ANDERSON CENTRAL Anderson, SC	13,653	2,800	9,961	—	390	2,800	10,351	13,151	1,849	2010
ATASCOCITA SHOPPING CENTER Humble, TX	—	1,550	7,994	(398)	(2,839)	1,152	5,155	6,307	712	2005
BARTOW MARKETPLACE Atlanta, GA	23,298	5,600	20,154	—	99	5,600	20,253	25,853	3,504	2010
BEAR CREEK VILLAGE CENTER Wildomar, CA	13,971	3,523	12,384	—	(70)	3,523	12,314	15,837	2,651	2009
BELLERIVE PLAZA Nicholasville, KY	6,092	2,400	7,749	—	374	2,400	8,123	10,523	2,170	2007
BENT TREE PLAZA Raleigh, NC	5,213	1,983	7,093	—	66	1,983	7,159	9,142	1,573	2009
BOYNTON COMMONS Miami, FL	27,854	11,400	17,315	—	320	11,400	17,635	29,035	3,055	2010
BRANDON CENTRE SOUTH Brandon, FL	16,133	5,720	19,500	—	1,364	5,720	20,864	26,584	5,567	2007
BROOKS CORNER San Antonio, TX	13,558	10,600	13,648	—	3,047	10,600	16,695	27,295	5,155	2006

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
BUCKHEAD CROSSING Atlanta, GA	33,215	7,565	27,104	—	(410)	7,565	26,694	34,259	5,569	2009
BUCKHORN PLAZA Bloomsburg, PA	9,025	1,651	11,770	—	983	1,651	12,753	14,404	3,806	2006
CENTERPLACE OF GREELEY Greeley, CO	15,103	3,904	14,715	—	302	3,904	15,017	18,921	3,308	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	62	2,669	10,901	13,570	3,095	2007
CHEYENNE MEADOWS Colorado Springs, CO	5,972	2,023	6,991	—	(84)	2,023	6,907	8,930	1,564	2009
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	(63)	1,143	4,527	5,670	960	2009
CROSS TIMBERS COURT Flower Mound, TX	8,193	3,300	9,939	—	311	3,300	10,250	13,550	2,748	2007
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	—	1,716	3,970	15,448	19,418	4,471	2007
CUSTER CREEK VILLAGE Richardson, TX	10,149	4,750	12,245	—	173	4,750	12,418	17,168	3,362	2007
CYPRESS TOWN CENTER Houston, TX	—	1,850	11,630	(805)	(6,848)	1,045	4,782	5,827	644	2005

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
DONELSON PLAZA Nashville, TN	2,315	1,000	3,147	—	—	1,000	3,147	4,147	893	2007
DOTHAN PAVILLION Dothan, AL	—	8,200	38,759	—	1,219	8,200	39,978	48,178	8,839	2009
EAST GATE Aiken, SC	6,800	2,000	10,305	—	529	2,000	10,834	12,834	2,959	2007
ELDRIDGE TOWN CENTER Houston, TX	—	3,200	16,663	—	669	3,200	17,332	20,532	5,791	2005
FABYAN RANDALL PLAZA Batavia, IL	—	2,400	22,198	(926)	(13,762)	1,474	8,436	9,910	621	2006
FAIRVIEW MARKET Simpsonville, SC	2,314	1,140	5,241	—	(12)	1,140	5,229	6,369	1,061	2009
FLOWER MOUND CROSSING Flower Mound, TX	8,342	4,500	9,049	—	442	4,500	9,491	13,991	2,657	2007
FURY'S FERRY Augusta, GA	6,381	1,600	9,783	—	633	1,600	10,416	12,016	2,925	2007
GARDEN VILLAGE San Pedro, CA	11,174	3,188	16,522	—	(171)	3,188	16,351	19,539	3,411	2009
GATEWAY MARKET CENTER Tampa, FL	23,173	13,600	4,992	—	564	13,600	5,556	19,156	1,208	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
GATEWAY PLAZA Jacksonville, NC	10,098	4,700	6,769	—	(37)	4,700	6,732	11,432	1,224	2010
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	—	7,200	26,984	—	117	7,200	27,101	34,301	5,018	2009
GRAVOIS DILLON PLAZA High Ridge, MO	12,630	7,300	—	—	16,281	7,300	16,281	23,581	4,593	2007
HERITAGE CROSSING Wilson, NC	—	4,400	22,921	—	1,341	4,400	24,262	28,662	4,229	2010
HERITAGE HEIGHTS Grapevine, TX	10,719	4,600	13,502	—	310	4,600	13,812	18,412	3,700	2007
HERITAGE PLAZA - CHICAGO Carol Stream, IL	10,199	5,297	8,831	(420)	94	4,877	8,925	13,802	1,933	2009
HIGHLAND PLAZA Katy, TX	—	2,450	15,642	(520)	(6,113)	1,930	9,529	11,459	1,405	2005
HIRAM PAVILION Hiram, GA	37,609	4,600	16,832	—	1,829	4,600	18,661	23,261	3,409	2010
HUNTER'S GLEN CROSSING Plano, TX	9,790	4,800	11,719	—	690	4,800	12,409	17,209	3,280	2007
INTECH RETAIL Indianapolis, IN	2,614	819	2,038	—	192	819	2,230	3,049	510	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
JAMES CENTER Tacoma, WA	11,802	4,497	16,219	—	156	4,497	16,375	20,872	3,610	2009
JOSEY OAKS CROSSING Carrollton, TX	9,346	2,620	13,989	—	338	2,620	14,327	16,947	3,953	2007
LAKEPORT COMMONS Sioux City, IA	—	7,800	39,984	—	3,790	7,800	43,774	51,574	11,008	2007
LEGACY CROSSING Marion, OH	10,890	4,280	13,896	—	306	4,280	14,202	18,482	4,055	2007
LINCOLN MALL Lincoln, RI	—	11,000	50,395	—	6,564	11,000	56,959	67,959	16,486	2006
LINCOLN VILLAGE Chicago, IL	22,035	13,600	25,053	—	830	13,600	25,883	39,483	7,590	2006
LORD SALISBURY CENTER Salisbury, MD	12,600	11,000	9,567	—	100	11,000	9,667	20,667	2,640	2007
MARKET AT MORSE / HAMILTON Columbus, OH	—	4,490	8,734	(907)	(3,132)	3,583	5,602	9,185	534	2007
MARKET AT WESTLAKE Westlake Hills, TX	4,803	1,200	6,274	—	79	1,200	6,353	7,553	1,782	2007
MCKINNEY TOWN CENTER McKinney, TX	—	16,297	22,562	—	933	16,297	23,495	39,792	4,013	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
NEW FOREST CROSSING II Houston, TX	—	1,490	3,922	(253)	(978)	1,237	2,944	4,181	416	2006
NORTHWEST MARKETPLACE Houston, TX	19,965	2,910	30,340	—	882	2,910	31,222	34,132	8,155	2007
PARADISE PLACE West Palm Beach, FL	10,149	3,975	5,912	—	25	3,975	5,937	9,912	1,022	2010
PARADISE SHOPS OF LARGO Largo, FL	6,360	4,640	7,483	—	105	4,640	7,588	12,228	2,506	2005
PARK WEST PLAZA Grapevine, TX	7,532	4,250	8,186	—	145	4,250	8,331	12,581	2,335	2007
PARKWAY CENTRE NORTH Grove City, OH	13,900	4,680	16,046	—	2,054	4,680	18,100	22,780	5,108	2007
PARKWAY CENTRE NORTH OUTLOT B Grove City, OH	2,200	900	2,590	—	85	900	2,675	3,575	749	2007
PAVILION AT LAQUINTA LaQuinta, CA	24,200	15,200	20,947	—	526	15,200	21,473	36,673	4,362	2009
PAVILIONS AT HARTMAN HERITAGE Independence, MO	23,450	9,700	28,849	—	5,210	9,700	34,059	43,759	9,025	2007
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	—	473	1,742	6,975	8,717	1,455	2009
PENN PARK Oklahoma City, OK	31,000	6,260	29,424	—	2,029	6,260	31,453	37,713	8,440	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
PIONEER PLAZA Mesquite, TX	2,250	373	3,099	—	12	373	3,111	3,484	889	2007
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	—	3,705	6,300	10,005	216	2014
POPLIN PLACE Monroe, NC	—	6,100	27,790	—	1,382	6,100	29,172	35,272	6,609	2008
PROMENADE FULTONDALE Fultondale, AL	—	5,540	22,414	(156)	315	5,384	22,729	28,113	4,723	2009
QUEBEC SQUARE Denver, CO	—	9,579	40,086	—	—	9,579	40,086	49,665	—	2014
RIVERSTONE SHOPPING CENTER Missouri City, TX	18,350	12,000	26,395	—	510	12,000	26,905	38,905	7,378	2007
RIVERVIEW VILLAGE Arlington, TX	10,121	6,000	9,649	—	743	6,000	10,392	16,392	2,732	2007
ROSE CREEK Woodstock, GA	4,026	1,443	5,630	—	(56)	1,443	5,574	7,017	1,234	2009
ROSEWOOD SHOPPING CENTER Columbia, SC	3,196	1,138	3,946	—	14	1,138	3,960	5,098	877	2009
SARASOTA PAVILION Sarasota, FL	40,425	12,000	25,823	—	552	12,000	26,375	38,375	4,607	2010
SCOFIELD CROSSING Austin, TX	8,435	8,100	4,992	—	30	8,100	5,022	13,122	1,440	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
SHERMAN PLAZA Evanston, IL	30,275	9,655	30,982	—	8,727	9,655	39,709	49,364	10,870	2006
SHERMAN TOWN CENTER Sherman, TX	—	4,850	49,273	—	199	4,850	49,472	54,322	14,451	2006
SHERMAN TOWN CENTER II Sherman, TX	—	3,000	14,805	—	(20)	3,000	14,785	17,785	2,188	2010
SHILOH SQUARE Garland, TX	3,238	1,025	3,946	—	40	1,025	3,986	5,011	1,073	2007
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	1,305	9,340	21,556	30,896	5,048	2008
SILVERLAKE Erlanger, KY	5,097	2,031	6,975	—	(28)	2,031	6,947	8,978	1,563	2009
SOUTHGATE VILLAGE Pelham, AL	4,670	1,789	6,266	—	(12)	1,789	6,254	8,043	1,118	2009
SPARKS CROSSING Sparks, NV	—	10,330	23,238	—	229	10,330	23,467	33,797	3,307	2011
SPRING TOWN CENTER Spring, TX	—	3,150	12,433	—	124	3,150	12,557	15,707	3,906	2006
SPRING TOWN CENTER III Spring, TX	—	1,320	3,070	—	2,089	1,320	5,159	6,479	1,279	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
STATE STREET MARKET Rockford, IL	10,049	3,950	14,184	—	1,775	3,950	15,959	19,909	4,878	2006
STONECREST MARKETPLACE Lithonia, GA	34,516	6,150	23,321	—	781	6,150	24,102	30,252	4,191	2010
STREETS OF CRANBERRY Cranberry Township, PA	—	4,300	20,215	—	8,318	4,300	28,533	32,833	7,267	2007
STREETS OF INDIAN LAKES Hendersonville, TN	—	8,825	48,679	—	6,611	8,825	55,290	64,115	12,071	2008
SUNCREEK VILLAGE Plano, TX	2,683	900	3,155	—	181	900	3,336	4,236	929	2007
SUNCREST VILLAGE Orlando, FL	8,400	6,742	6,403	—	—	6,742	6,403	13,145	216	2014
SYCAMORE COMMONS Matthews, NC	48,382	12,500	31,265	—	807	12,500	32,072	44,572	6,237	2010
THE CENTER AT HUGH HOWELL Tucker, GA	7,722	2,250	11,091	—	751	2,250	11,842	14,092	3,371	2007
THE HIGHLANDS Flower Mound, TX	9,745	5,500	9,589	—	295	5,500	9,884	15,384	2,665	2006
THE MARKET AT HILLIARD Hilliard, OH	11,205	4,432	13,308	—	3,234	4,432	16,542	20,974	4,829	2005

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
THOMAS CROSSROADS Newnan, GA	5,232	1,622	8,322	—	253	1,622	8,575	10,197	1,903	2009
TOMBALL TOWN CENTER Tomball, TX	—	1,938	14,233	360	6,272	2,298	20,505	22,803	5,680	2005
TRIANGLE CENTER Longview, WA	21,182	12,770	24,556	—	3,087	12,770	27,643	40,413	8,578	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	—	8,000	42,272	4,770	5,656	12,770	47,928	60,698	7,872	2010
UNIVERSAL PLAZA Lauderhill, FL	9,887	2,900	4,950	—	17	2,900	4,967	7,867	858	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	27,000	7,250	25,326	—	6,149	7,250	31,475	38,725	5,156	2010
WALDEN PARK SHOPPING CENTER Austin, TX	—	3,183	5,278	—	2	3,183	5,280	8,463	262	1905
WARD'S CROSSING Lynchburg, VA	12,904	2,400	11,417	—	3	2,400	11,420	13,820	2,083	2010
WASHINGTON PARK PLAZA Homewood, IL	30,600	6,500	33,912	—	(253)	6,500	33,659	40,159	8,838	2005
WEST CREEK SHOPPING CENTER Austin, TX	—	5,151	8,659	—	(3)	5,151	8,656	13,807	402	2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
WESTPORT VILLAGE Louisville, KY	20,390	4,775	26,950	—	136	4,775	27,086	31,861	1,760	2013
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	9	19,000	70,284	89,284	8,411	2011
WINCHESTER TOWN CENTER Houston, TX	—	495	3,966	—	48	495	4,014	4,509	1,339	2005
WINDERMERE VILLAGE Houston, TX	—	1,220	6,331	—	1,021	1,220	7,352	8,572	2,377	2005
WOODBRIDGE Wylie, TX	—	—	—	1,991	37,438	1,991	37,438	39,429	5,246	2009
WOODLAKE CROSSING San Antonio, TX	7,575	3,420	14,153	—	3,129	3,420	17,282	20,702	3,162	2009

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Lodging
ANDAZ NAPA VALLEY Napa, CA	30,500	10,150	57,012	—	(779)	10,150	56,233	66,383	4,117	2013
ANDAZ SAN DIEGO San Diego, CA	26,315	6,949	43,430	—	382	6,949	43,812	50,761	4,077	2013
ANDAZ SAVANNAH Savannah, GA	21,500	2,680	36,212	—	106	2,680	36,318	38,998	1,984	2013
ASTON HOTEL WAIKIKI BEACH Honolulu, HI	—	—	171,989	—	—	—	171,989	171,989	6,955	2014
BOHEMIAN HOTEL CELEBRATION Celebration, FL	—	1,232	19,000	—	231	1,232	19,231	20,463	1,810	2013
BOHEMIAN HOTEL SAVANNAH RIVERFRONT Savannah, GA	27,480	2,300	24,240	—	640	2,300	24,880	27,180	3,531	2012
COURTYARD - DOWNTOWN AT UAB Birmingham, AL	13,650	—	20,810	1,553	2,072	1,553	22,882	24,435	8,740	2008
COURTYARD - FT WORTH Fort Worth, TX	—	774	45,820	—	4,521	774	50,341	51,115	17,798	2008
COURTYARD BY MARRIOTT - COUNTRY CLUB PLAZA Kansas City, MO	—	3,426	16,349	—	3,517	3,426	19,866	23,292	7,853	2007
COURTYARD - PITTSBURGH DOWNTOWN Pittsburgh, PA	23,261	2,700	33,086	—	2,186	2,700	35,272	37,972	7,674	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
DOUBLETREE - WASHINGTON DC Washington, DC	—	25,857	56,964	—	3,484	25,857	60,448	86,305	20,684	2008
EMBASSY SUITES - BALTIMORE Hunt Valley, MD	—	2,429	38,927	—	4,969	2,429	43,896	46,325	17,077	2008
FAIRMONT - DALLAS Dallas, TX	56,892	8,700	60,634	—	13,157	8,700	73,791	82,491	15,830	2011
HAMPTON INN SUITES - DENVER Denver, CO	13,626	6,144	26,472	—	2,365	6,144	28,837	34,981	10,365	2008
HAMPTON INN BALTIMORE-INNER HARBOR Baltimore, MD	—	1,700	21,067	—	1,743	1,700	22,810	24,510	7,186	2007
HGI - WASHINGTON DC Washington, DC	55,859	18,800	64,359	—	5,418	18,800	69,777	88,577	24,752	2008
HILTON GARDEN INN Evanston, IL	18,777	2,920	27,995	—	4,403	2,920	32,398	35,318	10,181	2007
HILTON GARDEN INN PHOENIX Phoenix, AZ	—	5,114	57,105	(1,702)	(35,637)	3,412	21,468	24,880	772	2008
HILTON-ST. LOUIS DOWNTOWN St. Louis, MO	—	780	22,031	—	4,153	780	26,184	26,964	3,577	2012
HILTON - UNIVERSITY OF FLORIDA Gainesville, FL	27,775	—	50,407	—	6,101	—	56,508	56,508	20,460	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
HOMEWOOD - HOUSTON GALLERIA Houston, TX	—	1,655	30,587	—	2,190	1,655	32,777	34,432	12,511	2008
HOTEL MONACO - CHICAGO Chicago, IL	26,000	15,056	40,841	—	429	15,056	41,270	56,326	2,628	2013
HOTEL MONACO - DENVER Denver, CO	41,000	5,742	69,158	—	240	5,742	69,398	75,140	3,937	2013
HOTEL MONACO - SALT LAKE CITY Salt Lake City, UT	—	1,777	56,156	—	181	1,777	56,337	58,114	3,177	2013
HYATT KEY WEST Key West, FL	—	40,986	34,529	—	620	40,986	35,149	76,135	2,104	2013
HYATT REGENCY - OC Orange County, CA	63,036	18,688	93,384	—	27,974	18,688	121,358	140,046	42,644	2008
HYATT REGENCY SANTA CLARA Santa Clara, CA	60,200	—	100,227	—	6,054	—	106,281	106,281	6,515	2013
GRAND BOHEMIAN HOTEL ORLANDO Orlando, FL	50,298	7,739	75,510	—	6,076	7,739	81,586	89,325	8,902	2012
KEY WEST - BOTTLING COURT Key West, FL	—	4,144	2,682	—	—	4,144	2,682	6,826	7	2014
LOEWS NEW ORLEANS New Orleans, LA	37,500	3,529	70,652	—	3,193	3,529	73,845	77,374	3,790	2013

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
LORIEN HOTEL & SPA Alexandria, VA	—	4,365	40,888	—	87	4,365	40,975	45,340	2,934	2013
MARRIOTT - ATL CENTURY CENTER Atlanta, GA	—	—	36,571	—	3,624	—	40,195	40,195	17,232	2008
MARRIOTT - CHICAGO - MED DIST UIC Chicago, IL	—	8,831	17,911	—	5,514	8,831	23,425	32,256	10,443	2008
MARRIOTT - CHARLESTON Charleston, SC	17,108	—	26,647	—	8,026	—	34,673	34,673	8,203	2008
MARRIOTT - DALLAS Dallas, TX	40,090	6,300	45,158	—	16,927	6,300	62,085	68,385	17,283	2010
MARRIOTT-GRIFFIN GATE RESORT Lexington, KY	35,091	8,638	54,960	1,498	6,395	10,136	61,355	71,491	9,093	2012
MARRIOTT - NAPA VALLEY Napa Valley, CA	—	14,800	57,223	—	1,569	14,800	58,792	73,592	9,176	2011
MARRIOTT-SAN FRANCISCO AIRPORT San Francisco, CA	53,585	36,700	72,370	—	7,493	36,700	79,863	116,563	10,448	2012
MARRIOTT - WOODLANDS WATERWAY Woodlands, TX	74,049	5,500	98,886	—	27,490	5,500	126,376	131,876	41,250	2007
MARRIOTT - WEST DES MOINES Des Moines, IA	—	3,410	15,416	—	5,381	3,410	20,797	24,207	5,260	2010

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
RENAISSANCE-ATLANTA WAVERLY Atlanta, GA	97,000	6,834	90,792	—	6,442	6,834	97,234	104,068	13,374	2012
RENAISSANCE-AUSTIN Austin, TX	83,000	10,656	97,960	—	8,140	10,656	106,100	116,756	14,393	2012
RESIDENCE INN - BALTIMORE Baltimore, MD	—	—	55,410	—	4,071	—	59,481	59,481	21,004	2008
RESIDENCE INN - CAMBRIDGE Cambridge, MA	30,674	10,346	72,735	—	4,015	10,346	76,750	87,096	24,509	2008
RESIDENCE INN DENVER CENTER Denver, CO	45,210	5,291	74,638	—	101	5,291	74,739	80,030	5,520	2013
WESTIN GALLERIA HOUSTON Houston, TX	60,000	7,842	112,850	—	754	7,842	113,604	121,446	7,496	2013
WESTIN OAKS HOUSTON Houston, TX	50,000	4,260	96,092	—	489	4,260	96,581	100,841	6,730	2013
LAND Raleigh, NC	—	1,219	—	—	—	1,219	—	1,219	—

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Student Housing
14th STREET - UAB Birmingham, AL	—	4,250	27,458	—	154	4,250	27,612	31,862	7,570	2007
ASU POLYTECHNIC STUDENT HOUSING Mesa, AZ	—	—	12,122	—	(412)	—	11,710	11,710	1,225	2012
FIELDS APARTMENT HOMES Bloomington, IN	18,700	1,850	29,783	—	381	1,850	30,164	32,014	8,507	2007
THE RADIAN (PENN) Radian, PA	68,852	—	79,997	—	12,014	—	92,011	92,011	21,086	2007
UNIV HOUSE AT CENTRAL FLORIDA Orlando, FL	47,000	13,319	51,478	—	3	13,319	51,481	64,800	5,041	2012
UNIV HOUSE AT DENVER Denver, CO	—	9,377	30,990	—	—	9,377	30,990	40,367	—	2014
UNIV HOUSE AT FAYETTEVILLE Fayetteville, AR	21,075	3,957	37,485	—	9	3,957	37,494	41,451	2,816	2013
UNIV HOUSE FULLERTON Fullerton, CA	—	29,324	100,832	—	315	29,324	101,147	130,471	6,188	2013
UNIV HOUSE AT GAINESVILLE Gainesville, FL	—	6,561	36,879	—	902	6,561	37,781	44,342	9,417	2007
UNIV HOUSE AT LAFAYETTE Lafayette, AL	—	—	16,357	—	1,765	—	18,122	18,122	4,920	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
UNIV HOUSE AT TCU Fort Worth, TX	7,925	2,010	13,166	—	—	2,010	13,166	15,176	943	2013
UNIV HOUSE AT TEMPE Tempe, AZ	57,991	5,757	91,998	1,498	407	7,255	92,405	99,660	5,369	2013
UNIV HOUSE AT THE RETREAT RALEIGH Raleigh, NC	24,360	2,200	36,364	—	7	2,200	36,371	38,571	2,740	2012
UNIV HOUSE AT THE RETREAT TALLAHASSEE Tallahassee, FL	32,227	4,075	48,636	—	6	4,075	48,642	52,717	3,835	2012
Non-core
AT&T CLEVELAND Cleveland, OH	22,160	870	40,033	—	240	870	40,273	41,143	11,076	2005
AT&T - ST LOUIS St Louis, MO	112,695	8,000	170,169	(3,312)	(109,523)	4,688	60,646	65,334	—	2007
ATLAS - ST PAUL St. Paul, MN	—	3,890	10,093	—	—	3,890	10,093	13,983	2,561	2007
ATLAS - NEW ULM New Ulm, MN	—	900	9,359	—	—	900	9,359	10,259	2,379	2007
BRIDGESIDE POINT OFFICE BLDG Pittsburg, PA	—	1,525	28,609	—	44	1,525	28,653	30,178	9,096	2006
CITIZENS (CFG) NEW HAMPSHIRE Manchester, NH	—	9,620	15,633	(5,170)	(11,886)	4,450	3,747	8,197	232	2007

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
CITIZENS (CFG) RHODE ISLAND Providence, RI	—	1,278	3,817	(702)	(2,947)	576	870	1,446	53	2007
DENVER HIGHLANDS Highlands Ranch, CO	—	1,700	11,839	—	37	1,700	11,876	13,576	3,437	2006
DULLES EXECUTIVE PLAZA Herndon, VA	68,750	15,500	96,083	—	3,235	15,500	99,318	114,818	31,064	2006
FREMONT Fremont, CA	11,400	2,984	4,767	—	—	2,984	4,767	7,751	132	2013
HASKELL - ROLLING PLAINS FACILITY Haskell, TX	—	45	19,733	—	1	45	19,734	19,779	5,033	2008
HUDSON CORRECTIONAL FACILITY Hudson, CO	—	1,382	—	—	93,137	1,382	93,137	94,519	21,209	2009
IA ORLANDO SAND Orlando, FL	—	19,388	—	—	—	19,388	—	19,388	—	2011
LAS PLUMAS San Jose, CA	19,093	9,885	1,389	—	—	9,885	1,389	11,274	39	2013
NORTH POINTE PARK Hanahan, SC	—	2,350	—	—	—	2,350	—	2,350	—	2011
NTB ELDRIDGE Houston, TX	—	960	—	—	—	960	—	960	—	2005

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
PALAZZO DEL LAGO Orlando, FL	—	8,938	—	—	10	8,938	10	8,948	—	2010
RALEIGH HILLSBOROUGH Raleigh, NC	—	2,605	—	(1,930)	—	675	—	675	—	2007
SBC CENTER Hoffman Estates, IL	141,811	35,800	287,424	(16,297)	(207,645)	19,503	79,779	99,282	4,819	2007
SUNTRUST BANK I NC Concord, NC	—	550	757	—	—	550	757	1,307	197	2007
SUNTRUST OFFICE I NC Winston-Salem, NC	—	400	1,471	—	(1)	400	1,470	1,870	382	2007
TECH II Fremont, CA	14,400	5,349	7,938	—	—	5,349	7,938	13,287	220	2013
TRIMBLE I San Jose, CA	—	12,732	10,045	—	—	12,732	10,045	22,777	279	2013
WORLDGATE PLAZA Herndon, VA	59,950	14,000	79,048	—	5,552	14,000	84,600	98,600	23,217	2007

Totals	$2,954,851	$1,130,361	$5,652,432	$(21,828)	$88,860	$1,108,533	$5,741,292	$6,849,825	$1,104,426

INLAND AMERICAN REAL ESTATE TRUST, INC.
(A Maryland Corporation)
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2014

Notes:
The aggregate cost of real estate owned at December 31, 2014 for Federal income tax purposes was approximately $7,691,690 (unaudited).

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

(C)	Reconciliation of real estate owned:

	2014	2013	2012
Balance at January 1,	$6,926,555	$10,561,820	$10,404,239
Acquisitions and capital improvements	392,653	1,550,992	885,768
Disposals and write-offs	(469,383)	(2,568,251)	(728,187)
Properties classified as held for sale		(2,618,006)	—
Balance at December 31,	$6,849,825	$6,926,555	$10,561,820
(D)    Reconciliation of accumulated depreciation:

	2014	2013	2012
Balance at January 1,	$908,384	$1,581,524	$1,301,899
Depreciation expense, continuing operations	256,909	225,526	361,974
Depreciation expense, properties classified as held for sale	—	78,028	—
Accumulated depreciation expense, properties classified as held for sale	—	(577,791)	—
Disposal and write-offs	(60,867)	(398,903)	(82,349)
Balance at December 31,	$1,104,426	$908,384	$1,581,524
 (E)    Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5	-	15 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2014, the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following biographies set forth each director’s principal occupation and business, as well as the specific experience, qualifications, attributes and skills that led to the conclusion by the board that he or she should serve as a director of the Company. All ages are stated as of January 1, 2015.
J. Michael Borden, 78. Interim Chairman of the board since February 2015 and independent director since October 2004. Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Rock Valley Leasing, Inc., Hufcor Inc. and Airwall, Inc. Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin. Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments a Real Estate Investment Company. He currently serves on the board of directors of Dowco, Inc., Competitive Wisconsin, and St. Anthony of Padua Charitable Trust, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering. Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council. He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor degree in accounting and finance from Marquette University, Milwaukee, Wisconsin. He also attended a master of business administration program in finance at Marquette University.
Over the past twenty-five years, Mr. Borden’s various businesses have routinely entered into real estate transactions in the ordinary course of business, allowing him to develop experience in acquiring, leasing, developing and redeveloping real estate assets. Our board believes that this experience and his experience as a director on the board qualifies him to serve as Interim Chairman of the board during this transitional period.
Thomas P. McGuinness, 59. Director since February 2015. Mr. McGuinness currently serves as the President and Chief Executive Officer of the Company and has served as the Company’s President since the Company initiated its self-management transactions on March 12, 2014 and as the Company’s Chief Executive Officer since November 18, 2014. Prior to the self-management transactions, he served as President and principal executive officer of the Company since September 2012. Prior to that time, Mr. McGuinness was the President of the Company’s property manager. Mr. McGuinness is a licensed Real Estate Broker in the State of Illinois. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund and its Pension Fund. He holds SCLS and SCSM accreditations from the International Council of Shopping Centers (“ICSC”).
Our board believes that, with over 35 years of experience in the commercial real estate industry and as a result of his knowledge of the operations of our Company as the Company’s President and Chief Executive Officer, Mr. McGuinness is qualified to serve as a director on the board.
Thomas F. Glavin, 54. Independent director since October 2007. Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies. Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs. At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls. In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation. In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for the past seventeen years. Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440 unit manufactured home park in Frankfort, Illinois. Mr. Glavin received his bachelor degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University in Chicago, Illinois. Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.
As a result of his financial experience, including over twenty-nine years in the accounting profession, our board believes that Mr. Glavin is able to provide valuable insight and advice with respect to our financial risk exposures, our financial reporting process and our system of internal controls.
Thomas F. Meagher, 84. Independent director since October 2004. Mr. Meagher currently serves on the board of directors of the TWA Plan Oversight Committee. He also is a former member of the board of trustees of Edward Lowe Foundation, Fairfield Savings and Loan, The Private Bank Corp. and the Chicago Chamber of Commerce. Mr. Meagher has previously served on the board of directors of UNR Industries, Rohn Towers, Greyhound Lines Inc., DuPage Airport Authority, Lakeside

Bank and Trans World Airlines, where he served as chairman of the board for two years and participated in the sale of the company to American Airlines.
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
Paula Saban, 61. Independent director since October 2004. Ms. Saban has worked in the financial services and banking industry for over twenty-five years. She began her career in 1978 with Continental Bank, which later merged into Bank of America. From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas. She also managed client service teams and developed numerous client satisfaction programs. In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America’s Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly held companies and entrepreneurs. In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction. She retired from Bank of America in 2006 as a senior vice president/private client manager. In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is secretary and treasurer, and a principal stockholder.
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
William J. Wierzbicki, 69. Independent director since October 2005. Mr. Wierzbicki is a registered Professional Planner in the Province of Ontario, Canada, and is a member of both the Canadian Institute of Planners and the Ontario Professional Planners Institute. Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores, the Sault Ste. Marie North Planning Board, Township of Prince, as well as the Town of Chapleau. Mr. Wierzbicki previously served as the Coordinator of Current Planning with the City of Sault Ste. Marie, Ontario. In that capacity, his expertise was in the review of residential, commercial and industrial development proposals. Mr. Wierzbicki led the program to develop a new Comprehensive Zoning By-Law for the City of Sault Ste. Marie. Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie’s Industrial Development Strategy. More recently he has completed Community Development Plans for Batchwana First Nation’s Rankin site and for Pic Mobert First Nations. He has also developed an Official Plan and Comprehensive Zoning Bylaw for the Township of Prince. Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School in Ontario, Canada, and attended Sault College and Algoma University.
Our board believes that Mr. Wierzbicki’s experience and knowledge of commercial real estate industry, including with real estate development and land-use planning, qualifies him to serve on our board.
Executive Officers
In addition to Mr. McGuinness, whose biography is set forth above, the following individuals serve as our executive officers. All ages are stated as of January 1, 2015.
Jack Potts, 45. Mr. Potts has served as the Company’s Executive Vice President, Chief Financial Officer and Treasurer since November 2014 and served as the Company’s Executive Vice President and principal financial officer from the time the Company initiated its self-management transactions on March 12, 2014 through November 2014. Prior to that time, Mr. Potts served as Treasurer and principal financial officer of the Company since February 2012. He also previously served as principal accounting officer and the chief accounting officer of the Business Manager from September 2007 to January 2012. Mr. Potts also has served as the treasurer of Inland Real Estate Income Trust, Inc., and the treasurer of its business manager from February 2012 through July 2012. Prior to joining the Inland organization, from February 1998 to April 2007, Mr. Potts held various accounting and financial reporting positions with Equity Office Properties Trust, Inc., a then-publicly-traded owner and manager of office properties. Mr. Potts previously worked in the field of public accounting and was a manager in the real estate division for Ernst and Young LLP. He received a bachelor degree in accounting from Michigan State University in East Lansing. Mr. Potts is a certified public accountant.
Anna Fitzgerald, 39. Ms. Fitzgerald has served as the Company’s Executive Vice President, Chief Accounting Officer since November 2014 and served as the Company’s Executive Vice President, principal accounting officer and Treasurer from the time the Company initiated its self-management transactions on March 12, 2014 through November 2014. Prior to that time, Ms. Fitzgerald served as the principal accounting officer of the Company since February 2012. She also served as the vice president of accounting of the Business Manager from January 2011 through March 2014. Prior to joining the Inland organization, she had worked as a consultant to the Company, from March 2008 to December 2010. Ms. Fitzgerald was previously employed by Equity Office Properties Trust, Inc. from October 1999 to February 2008, where she held various positions in accounting, financial reporting and treasury. She received a bachelor degree in accounting and finance from Drake University in Des Moines, Iowa. Ms. Fitzgerald is a certified public accountant.
Michael E. Podboy, 38. Mr. Podboy has served as the Company’s Executive Vice President - Chief Investment Officer since November 2014 and served as the Company’s Executive Vice President - Investments from the time the Company initiated its self-management transactions on March 12, 2014 through November 2014. Mr. Podboy has managed transactions of more than $10 billion for or on behalf of the Company since 2007.  Mr. Podboy also served as the senior vice president of non-core asset management of the Business Manager from January 2012 through March 2014 and vice president asset management of the Business Manager from May 2007 through December 2011. Mr. Podboy previously worked in the field of public accounting and was a senior manager in the real estate division for KPMG LLP where he served as a certified public accountant.  He received a B.A. with a focus on accounting and computer science from the University of Saint Thomas in Saint Paul, Minnesota. Mr. Podboy also served as a Trust Manager for Cobalt Industrial REIT II which focused on light industrial properties, as well as currently serves as an Executive Committee member of our retail joint venture entity IAGM Retail Fund I, LLC.
Scott W. Wilton, 54. Mr. Wilton has served as the Company’s Executive Vice President, General Counsel and Secretary from the time the Company initiated its self-management transactions on March 12, 2014. He served as Secretary of the Company since October 2004. Mr. Wilton joined The Inland Group, Inc. in January 1995. Mr. Wilton served as the vice president of the Business Manager from July 2013 through March 2014. He served as assistant vice president of The Inland Real Estate Group, Inc. and senior counsel with The Inland Real Estate Group law department since 2006. Mr. Wilton previously served as secretary of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.) from March 2003 to November 2005, as secretary of Inland Private Capital Corporation from May 2001 to August 2009 and as secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. from September 1998 to December 2004. Mr. Wilton was involved in all aspects of The Inland Group, Inc.’s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters and litigation management. He received bachelor degrees in economics and history from the University of Illinois, Champaign, in 1982 and his law degree from Loyola University, Chicago, Illinois, in 1985. Prior to joining The Inland Group, Inc. Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate, corporate transactions and litigation.
David F. Collins, 61. Mr. Collins has served as the Company’s Executive Vice President, Portfolio Management since January 2015 and as its Senior Vice President of Asset Management & Leasing from October 13, 2014 to January 2015. Prior to joining the Company, Mr. Collins served as senior vice president of asset and property management for American Realty Capital Properties from 2010 through October 2014. Prior to that time, he was a senior vice president of development/asset management for the Carlyle Development Group, Inc. and served as the vice president of asset management for LaSalle Investment Management/Jones Lang LaSalle. He received his bachelor’s degree in accounting from Arizona State University in 1975 and his master’s degree in business administration from Arizona University in 1980.
Jonathan T. Roberts, 40. Mr. Roberts has served as the Company’s President of IA Communities Group, Inc. (formerly Inland American Communities Group, Inc.) since 2010. Prior to that time, Mr. Roberts served as an Executive Vice President of IA Communities since its inception in May 2007. Mr. Roberts joined IA Communities predecessor as a Financial Analyst in May 2002. Mr. Roberts served a number of roles for IA Communities predecessor between May 2002 and May 2007, including Financial Analyst, Finance Manager, Vice President of Capital Markets, Managing Director - Capital Markets and Executive Vice President. Prior to joining IA Communities, Roberts served as a senior consultant for Ernst and Young, LLP from early

2000 to May 2002, and as a senior analyst for CoStar Group from 1998 to 2000. Mr. Roberts holds both a bachelor's degree and master's degree in business administration from Texas Christian University.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2014, or written representations that no additional forms were required, we believe that all of our officers and directors and persons that beneficially own more than 10% of the outstanding shares of our common stock complied with these filing requirements in 2014.
Code of Ethics
We have adopted a code of ethics applicable to our directors, officers and employees, which is available on our website free of charge at http://www.inlandamerican.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11. Executive Compensation
Director Compensation
Cash Compensation.  We pay each of our independent directors an annual fee of $30,000, plus $1,000 for each meeting of the board attended in person and $500 for each meeting of the board attended by telephone. We also pay the chairperson of the audit committee an annual fee of $10,000, and pay each member of the audit committee $1,000 for each meeting of the audit committee attended in person and $500 for each meeting of the audit committee attended by telephone. We pay the chairperson of every other committee, including any special committee, an annual fee of $5,000, and pay each member of such committee $1,000 for each meeting of the committee attended in person and $500 for each meeting of the committee attended by telephone. Under certain circumstances, our board may determine that in consideration of the time and effort required of members of a committee, certain fees are appropriate in addition to such member’s normal remuneration. For example, members of the Transaction Committee, which was charged with, among things, overseeing the spin-off of our lodging business, will receive $7,500 per month for their service during the existence of the Transaction Committee. In addition, members of the special committee formed to review, analyze and negotiate the Self-Management Transactions defined and discussed below in our "Compensation Discussion and Analysis" received $72,500 for their services in 2014 on the special committee, which was in addition to the fees indicated above.
We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings.
Equity Compensation.  Prior to its suspension by our Board on December 15, 2014, and subsequent termination on January 20, 2015, we maintained the Inland American Real Estate Trust, Inc. Amended and Restated Independent Director Stock Option Plan. The plan authorized a maximum of 75,000 shares of our common stock for issuance thereunder (subject to adjustment in the event of certain changes in our capitalization or corporate transactions).
The plan generally provided for the grant of non-qualified stock options to purchase 3,000 shares of our common stock to each independent director upon the director’s appointment ("initial options"). The plan also provided for subsequent grants of options to purchase 500 shares of our common stock on the date of each annual stockholder’s meeting to each independent director then in office ("subsequent options"). The plan provided that the exercise price for each option granted thereunder shall be equal to the fair market value of our shares, as defined in the plan, on the date of each grant. However, options were not permitted to be granted if the grant, along with any other grants to be made at the same time to other independent directors, would exceed 9.8% of the value of our issued and outstanding shares of stock or 9.8% of the value or number of shares, whichever was more restrictive, of our issued and outstanding shares of common stock.
The plan provided that initial options would vest in three equal installments beginning on the date of grant and on each of the first and second anniversaries of the date of grant, and subsequent options would vest on the second anniversary of the date of grant. Options granted under the plan were exercisable until the first to occur of: (i) the tenth anniversary of the date of grant; (ii) the removal for cause of the person as an independent director; or (iii) three months following the date the person ceased to be an independent director for any other reason except death or disability. All options were generally exercisable in the case of death or disability for a period of one year after death or the disabling event, provided that the death or disabling event occurred while the person was an independent director. However, if the option was exercised within the first six months after it became exercisable, any shares issued pursuant to such exercise were not permitted to be sold until the six month anniversary of the date of the grant of the option. No option issued pursuant to the plan was exercisable if the exercise would jeopardize our status as a REIT.
Under the plan, no option granted thereunder was transferable by an independent director in any manner otherwise than by will or by the laws of descent or distribution.
The plan provided that upon our dissolution, liquidation, reorganization, merger or consolidation as a result of which we were not the surviving corporation, or upon sale of all or substantially all of our assets, the plan shall terminate, and any outstanding unexercised options shall terminate and be forfeited, subject to the right of option holders to exercise any options that were otherwise exercisable immediately prior to the dissolution, liquidation, consolidation or merger. The plan also provided our board with the authority to take certain other actions in connection with any such event, including the assumption or substitution of outstanding options, the continuance of the plan and outstanding options, or the payment of cash or shares in complete satisfaction of outstanding options.
On December 15, 2014, we suspended our independent director stock option plan and on January 20, 2015, we terminated the plan. In addition, all options outstanding under the plan were canceled effective as of January 20, 2015, pursuant to agreements that we entered into with each independent director holding outstanding options as of such date. No additional options will be granted under the plan.

The following table provides additional detail regarding the 2014 compensation of our independent directors:

Name	Fees Earned in Cash(1)	Total
William J. Wierzbicki	$47,500	$47,500
J. Michael Borden	$194,500	$194,500
Thomas F. Meagher	$56,500	$56,500
Paula Saban	$310,500	$310,500
Thomas F. Glavin	$319,500	$319,500

(1)
Amounts reflect annual retainers, board and committee meeting fees and, if applicable, committee chair retainers earned in 2014. Members of the Self-Management Transactions Committee, comprised of Ms. Saban and Mr. Glavin, received an additional $72,500 for their services on the special committee, and members of the Transactions Committee, comprised of Ms. Saban and Messrs. Borden and Glavin, received an additional $45,000 for their services on the Transaction Committee in 2014.

Name	Options Outstanding at Fiscal Year End
William J. Wierzbicki	6,000
J. Michael Borden	6,000
Thomas F. Meagher	6,000
Paula Saban	6,000
Thomas F. Glavin	5,000

Executive Compensation
 Compensation Discussion and Analysis
This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the "Summary Compensation Table" below and the principal factors relevant to an analysis of these policies and decisions. In 2014, our "named executive officers" and their positions were as follows:

•	Thomas P. McGuinness, President and Chief Executive Officer;

•	Jack Potts, Executive Vice President, Chief Financial Officer and Treasurer;

•	Michael E. Podboy, Executive Vice President, Chief Investment Officer;

•	Marcel Verbaas, President and Chief Executive Officer of Xenia Hotels & Resorts; and

•	Barry A.N. Bloom, Ph.D., Executive Vice President and Chief Operating Officer of Xenia Hotels & Resorts
Prior to March 12, 2014, our named executive officers were employed and compensated by the Company’s business manager, Inland American Business Manager & Advisor, Inc. (the "Business Manager") or its wholly-owned subsidiary, Inland American Lodging Advisor, Inc. ("Lodging Advisor"). Following the Company’s transition to self-management on March 12, 2014 (the "Self-Management Transactions"), our named executive officers and our other employees ceased to be employed by the Business Manager or the Lodging Advisor and became our employees. Prior to the Self-Management Transactions, we did not separately compensate our executive officers, nor did we reimburse either the Business Manager or its affiliates for any compensation paid to our executive officers, other than through the business management fees paid to them under our business management agreement with the Business Manager. However, in order to give economic effect to the Self-Management Transactions as of February 1, 2014, we reimbursed the Business Manager and its affiliates for salaries and other compensation paid to our executive officers, including the named executive officers, for the period from February 1, 2014 through February 28, 2014. Prior to the Self-Management Transactions, we did not have, and our board had not considered, a compensation policy or program for our executive officers, including our named executive officers.
In connection with the spin-off of our lodging business on February 3, 2015, Messrs. Verbaas and Bloom continued their employment with Xenia Hotels & Resorts, Inc. and ceased to be employed by us or our subsidiaries.
This section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and each compensation component that we provided in 2014 following the Self-Management

Transactions. Each of the key elements of our executive compensation program is discussed in more detail below. The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below.
Our executive compensation program is designed to provide a total compensation package intended to align executive compensation with the Company’s performance and with stockholder interests, and to attract, motivate and retain talented and experienced executive officers through competitive compensation arrangements relative to our peer group.
Executive Summary
Summary of 2014 Financial and Operational Results
For the year ended December 31, 2014, the Company:

•
Worked toward the spin-off of our lodging business through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015.

•	Sold 52 suburban select service hotels for approximately $1.1 billion, resulting in net proceeds of approximately $480 million after prepayment of indebtedness and related costs.

•	Completed a Dutch Auction tender offer for the purchase of approximately 60.8 million shares for $394.9 million.

•	Increased net operating income to $598.7 million, a 16.1% increase over the year ended December 31, 2013, inclusive of an increase in same store operating performance of 11.9 million, or 2.8%.

•	Achieved funds from operations, as defined by NAREIT, of $442.5 million.

•	Acquired five new properties for a gross investment of $302.4 million consisting of three retail properties, one student housing property and one lodging property.
During the fiscal year ending December 31, 2014, our stockholders received dividends of $436.9 million, or $0.50 per share on an annualized basis. After the spin-off of our lodging business (which was completed in February of 2015), disposing of 313 non-strategic properties for a gross disposition price of approximately $2.7 billion and refinancing or paying down approximately $1.5 billion of mortgage debt, we ended 2014 well positioned to continue the execution of our portfolio strategy. Excluding our lodging business, as of December 31, 2014, our portfolio consists of a retail portfolio of $2.5 billion, undepreciated, that includes 108 properties, a student housing portfolio of $724.8 million, undepreciated, that includes 14 properties, and non-core properties of approximately $805.4 million and 20 properties.
Consistent with our compensation philosophy to pay for performance, the annual cash bonuses of our named executive officers are tied to one or more of the above financial performance metrics, as well as other metrics.  See "Compensation Discussion and Analysis-Elements of Executive Compensation-Annual Cash Bonuses" for a detailed discussion of our annual bonus programs and related performance metrics.
Compensation Elements
Our executive compensation program consists of the following elements: base salary, annual cash bonus, equity-based long-term incentive awards, retirement benefits and health/welfare benefits. Each of these elements taken separately, as well as each of these elements taken as a whole, is necessary to support the Company’s overall compensation objectives. The following table sets forth the key elements of our named executive officers’ compensation, along with the primary objective associated with each element of compensation.

Compensation Element	Primary Objective
Base salary	To compensate ongoing performance of job responsibilities and provide a fixed minimum income level as a necessary tool in attracting and retaining executives.
Annual cash bonus	To incentivize the attainment of annual financial, operational and personal objectives and individual contributions to the achievement of those objectives.
Long-term equity incentive compensation	To provide incentives that are linked directly to increases in the value of the Company as a result of the execution of our long-term plans.
Retirement savings - 401(k) plan	To provide retirement savings in a tax-efficient manner.
Health and welfare benefits	To provide typical protections from health, dental, death and disability risks.
The Compensation Committee believes that executive compensation should reflect the value created for our stockholders, while supporting our business strategies, operational goals and long-term plans. In addition, the Compensation Committee believes that such compensation should assist the Company in attracting and retaining key executives critical to our long-term success.
Good Governance and Best Practices
With respect to our executive compensation program, the Company is committed to staying apprised of current issues, emerging trends, and best practices. To this end, when considering 2014 executive officer compensation packages, the Compensation Committee worked with our independent compensation consultant, Exequity LLP, to conduct a comprehensive market analysis of our executive compensation program and pay, and to generally align target direct compensation for our named executive officers conservatively relative to the median of the Company’s or Xenia’s peer groups, as applicable.
Our executive compensation programs and practices include the following features, which we believe are mindful of the concerns of our stockholders.

•
The named executive officers are eligible to earn annual bonuses based upon achievement of specific annual financial, operational and personal objectives that are designed to challenge the named executive officers to strong performance.

•	The named executive officers participate in equity-based incentive plans which provide incentives that are linked directly to increases in the value of the Company.

•	Our named executive officers participate in broad-based Company-sponsored benefits programs on the same basis as other full-time employees.

•	Our named executive officers participate in the same defined contribution retirement plan as other employees.

•
In 2014, Exequity was retained directly by and reported to the Compensation Committee.  Exequity did not have any prior relationship with any of our named executive officers or members of the Compensation Committee.

•	Our Compensation Committee, in conjunction with Exequity, developed comparative peer groups to analyze the total pay opportunity of our named executive officers.

•	We do not provide our executive officers or other employees with tax gross-up payments, supplemental retirement benefits or perquisites.
Pay for Performance
The Company’s compensation program is designed to align key financial and operational achievements with the annual cash bonuses to its named executive officers. Annual cash bonuses are focused primarily on financial performance for that year, as well as individual performance. Under our annual bonus program for 2014, Messrs. McGuinness, Potts and Podboy were eligible to earn cash bonuses based on each of their individual performances in support of our financial, operational, and cultural goals for 2014, as well as the Company’s achievement in 2014 of performance goals relating to adjusted funds from operations ("AFFO") (a supplemental non-GAAP financial measure described below).
Under our annual bonus program for employees of Xenia for 2014, Messrs. Verbaas and Bloom were eligible to earn cash bonuses based on each of their individual performances in support of Xenia’s financial, operational, and cultural goals for 2014, as well as Xenia’s achievement in 2014 of performance goals relating to (i) adjusted EBITDA (a supplemental non-GAAP financial measure meaning property net operating income less the lodging platform’s controllable general and administrative expenses); and (ii) capital management (a supplemental non-GAAP financial measure evaluated based on adherence to a predetermined capital management budget and a qualitative assessment of timeliness of capital projects).
The Compensation Committee believes these annual targeted operational and financial goals align with our strategy to attain long-term financial stability that will support sustained cash flows beneficial to our stockholders. Performance of each named executive officer is not evaluated solely upon satisfaction of pre-determined performance goals, but evaluated subjectively by the Compensation Committee. Depending on actual results, each named executive officer can earn a maximum of 150% of his target bonus amount if the maximum performance targets are achieved or exceeded. In determining each executive’s actual cash bonus under the applicable bonus program, each executive’s target bonus percentage is weighted between each applicable performance metric based on the officer’s core responsibilities within the Company or Xenia, as applicable.
 Stockholder Interest Alignment
Equity awards included annual and one-time grants of "share units," the value of which increases or decreases as the total equity value of the Company’s lodging, student housing and retail/non-core businesses, as applicable, increases or decreases. Share unit awards, which vest over time and are based on the executive’s continued employment, as well as the occurrence of a change in control or a Listing Event of the Company’s lodging, student housing and retail/non-core businesses, as applicable, create a balanced focus on the achievement of short-term and long-term financial and operational goals. The Compensation Committee believes that this "at risk" compensation in the form of annual bonuses and long-term equity incentives plays a significant role in aligning management’s interests with those of the Company’s stockholders.
Determination of Compensation
Roles of Our Compensation Committee and Chief Executive Officer in Compensation Decisions
Prior to the Self-Management Transactions in March 2014, we did not have, and our board had not considered, a compensation policy or program for our executive officers, including our named executive officers. Following the Self-Management Transactions, our Board of Directors and our Compensation Committee became responsible for overseeing our executive compensation program and Xenia’s executive compensation program, as well as determining and approving the ongoing compensation arrangements for our named executive officers. Our Compensation Committee evaluates the individual performance and contributions of our Chief Executive Officer. Our Chief Executive Officer evaluates the individual performance and contributions of each other named executive officer, and reports to our Compensation Committee his recommendations regarding the other named executive officers’ compensation.
Engagement of Compensation Consultant
At the time of the Self-Management Transactions, we did not have a compensation committee, so the Self-Management Transaction Committee (the members of which now serve on the Compensation Committee) retained Exequity LLP to perform a competitive benchmarking analysis among REITs of similar size and portfolio compositions as the Company’s principal business segments. As a result of that analysis, our board unanimously decided that a compensation framework was required to retain and recruit the caliber of executive officers and other key employees necessary to carry out the Company’s objectives. Our board, with the assistance of Exequity, designed a market-based compensation program with the intent that it be attractive to potential employees, manage retention risk, tie compensation to performance and align the interests of our officers with the interests of our stockholders. Following the Self-Management Transactions, offers of employment incorporating this compensation program were made to each of our named executive officers, which were then negotiated until an agreement was reached with each of the officers. In addition to these services, Exequity also advised the Compensation Committee regarding the compensation to be paid to members of our Board and the board of directors of Xenia. Exequity has not provided any other services to the Company. Our Compensation Committee has determined that Exequity is independent and does not have any conflicts of interests with the Company.
Peer Group Review
With respect to the compensation packages offered to our named executive officers in connection with the Self-Management Transactions, the Board and the Self-Management Transactions Committee reviewed total cash and long-term compensation levels for employees of the Company and Xenia against those of each entity’s peer group companies in an effort to set executive compensation at levels that will attract and motivate qualified executives while rewarding performance based on corporate objectives. The Board and the Self-Management Transactions Committee set compensation levels for each executive officer on the basis of several factors, including the executive officer’s level of experience, competitive market data applicable to the executive officer’s positions and functional responsibilities, promoting recruitment and retention, the performance of the executive officer and the Company’s or Xenia’s annual and long-term performance, as applicable.

Two peer groups were used to set 2014 base salaries, bonus targets and long-term equity awards for Messrs. McGuinness, Potts and Podboy, consisting of different combinations of the following 18 companies:

Acadia Realty Trust	Federal Realty Investment Trust	Realty Income Corporation

American Assets Trust, Inc.	Inland Real Estate Corporation	Regency Centers Corporation

CBL & Associates Properties, Inc.	Kimco Realty Corporation	Retail Opportunity Investments Corporation

Cedar Realty Trust, Inc.	Macerich Company	Retail Properties of America, Inc.

DDR Corporation	National Retail Properties	Taubman Centers, Inc.

Equity One, Inc.	Ramco-Gershenson Properties Trust	Weingarten Realty Investment Trust
The first peer group consisted of a total of 15 companies, and included all of the companies listed above other than Acadia Realty Trust, American Assets Trust, Inc. and Retail Opportunity Investments Corporation. The second peer group consisted of a total of 12 companies and included all of the companies listed above other than CBL & Associates Properties, Inc., Macerich Company, National Retail Properties, Realty Income Corporation, Regency Centers Corporation, and Taubman Centers, Inc.
The peer group used to set 2014 base salaries, bonus targets and long-term equity awards for Messrs. Verbaas and Bloom consisted of the following 8 similarly sized REITS in the hotel business:

Ashford Hospitality Trust	La Salle Hotel Properties	Strategic Hotels and Resorts

DiamondRock Hospitality	RLJ Lodging Trust	Sunstone Hotel Investors

FelCor Lodging Trust	Ryman Hospitality Properties
Executive Compensation Philosophy and Objectives
The market for experienced management is highly competitive in our industry. In establishing our executive compensation program in connection with our transition to self-management in 2014, one of our principal goals was to attract and retain the most highly qualified executives to manage each of our business functions. In connection with that process, we worked with Exequity to understand competitive pay practices within the REIT industry and to design executive compensation programs that fit our business strategy and align the interests of our named executive officers with those of our shareholders. We sought to provide total compensation to our executive officers that is competitive with the total compensation paid by comparable REITs and other real estate companies in our peer group. Our executive compensation philosophy recognizes that, given that the market for experienced management is highly competitive in our industry, a key to our success is our ability to attract and retain the most highly-qualified executives to manage each of our business functions.

Elements of Executive Compensation Program
The following describes the primary components of our executive compensation program for each of our named executive officers, the rationale for each component and how compensation amounts are determined.
Base Salary
In 2014, we provided our named executive officers with a base salary to compensate them for services rendered to our Company or Xenia, as applicable, during the fiscal year. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries for each of the named executive officers for 2014 following the Self-Management Transactions were determined based in part on the analysis by Exequity of the compensation practices of companies in the Company’s and Xenia’s peer groups, as applicable. The following table sets forth the annual base salaries for each of our named executive officers as of December 31, 2014.

Name	Current Annual Base Salary
Thomas McGuinness	$625,000
Jack Potts	$435,000
Michael Podboy	$300,000
Marcel Verbaas	$615,000
Barry Bloom	$435,000
Base salaries for our named executive officers will be reviewed by the Compensation Committee during the first or second quarter of our 2015 fiscal year, with any adjustments expected to be made generally in accordance with the considerations described above.
Annual Cash Bonuses
In 2014, our named executive officers participated in annual bonus programs for employees of the Company or Xenia, as applicable, under which each of the executives is eligible to receive an annual cash bonus based upon the achievement of certain performance criteria. Target awards for the executives under the annual cash bonus programs are specified in each of their respective employment agreements, with threshold and maximum bonus levels to be determined on an annual basis. The target bonus levels for our named executive officers for 2014 are:

Name	Target Annual Bonus (% of annual base salary)
Thomas McGuinness	125%
Jack Potts	90%
Michael Podboy	75%
Marcel Verbaas	125%
Barry Bloom	90%
Annual Cash Bonuses for Messrs. McGuinness, Potts and Podboy
Under the annual bonus program for Messrs. McGuinness, Potts and Podboy, the 2014 performance goals were: (1) adjusted funds from operations ("AFFO"), weighted at 75% of each executive’s target annual bonus opportunity, and (2) individual performance, weighted at 25% of each executive’s target annual bonus opportunity. AFFO is a non-GAAP financial measure and is defined as funds from operations consistent with the NAREIT definition, meaning net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on depreciable property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest adjusted to exclude general and administrative costs associated with lodging transaction readiness.

The table below reflects the AFFO performance goals for Messrs. McGuinness, Potts and Podboy for 2014. The individual performance bonus component for each of Messrs. McGuinness, Potts and Podboy is based on a qualitative assessment of the executive’s individual performance.

2014 Annual Bonus Performance Measure	Threshold	Target	Maximum
AFFO	$360.8 million	$451.0 million	$541.2 million
Under the 2014 bonus program for Messrs. McGuinness, Potts and Podboy, with respect to the AFFO goal, no bonus is earned for performance below the threshold level, 50% of the executive’s bonus target is earned for performance at the threshold level, 100% of the executive’s bonus target is earned for performance at the target level and 150% of the executive’s bonus target is earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum levels is interpolated on a straight-line basis.
The following table sets forth threshold, target and maximum performance levels for the AFFO goal, each as a percentage of target performance.

	Threshold Goal (as a % of target goal)	Target Goal (as a % of target goal)	Maximum Goal (as a % of target goal)
AFFO	80%	100%	120%
For 2014, the Company achieved AFFO of $455.9 million, which was over the target goal of $451.0 million. In calculating AFFO for purposes of the bonus program, the Company adjusted for nonrecurring events that impacted the financial performance of certain properties. Therefore, each of Messrs. McGuinness, Potts and Podboy were entitled to 102.7% of their target bonus with respect to the AFFO performance metric. Our Compensation Committee determined that the individual performances of each of Messrs. McGuinness, Potts and Podboy for 2014 exceeded expectations, and therefore the bonus amount attributable to each named executive officer’s individual performance exceeded their individual performance target amount. Based on these results, bonuses were determined as follows:

Name	AFFO	Individual Performance	2014 Total Bonus
Thomas McGuinness	$601,758	$373,242	$975,000
Jack Potts	$301,553	$130,447	$432,000
Michael Podboy	$173,306	$67,694	$241,000
Annual Cash Bonuses for Messrs. Verbaas and Bloom
Under the annual cash bonus program for employees of Xenia, including Messrs. Verbaas and Bloom, the 2014 performance goals were: (1) adjusted EBITDA, weighted at 40% of each executive’s target annual bonus opportunity, (2) capital management, weighted at 40% of each executive’s target annual bonus opportunity, and (3) individual performance, weighted at 20% of each executive’s target annual bonus opportunity. Adjusted EBITDA and capital management are non-GAAP financial measures and are generally defined as follows: adjusted EBITDA is property net operating income less the lodging platform’s controllable general and administrative expenses, and capital management as adherence to a predetermined capital management budget (50%) and a qualitative assessment of timeliness of capital projects (50%).
The table below reflects the quantitative performance goals for Messrs. Verbaas and Bloom for 2014.

2014 Annual Bonus Performance Measure	Threshold	Target	Maximum
Adjusted EBITDA	$284.6 million	$355.7 million	$426.8 million
Capital Management Budget	$77.5 million	$70.5 million	$63.4 million
Under the 2014 bonus program for employees of Xenia, with respect to the adjusted EBITDA and capital management goals, no bonus is earned for performance below the threshold level, 50% of the executive’s bonus target is earned for performance at the threshold level, 100% of the executive’s bonus target is earned for performance at the target level and 150% of the executive’s bonus target is earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum levels will be interpolated on a straight-line basis.

The following table sets forth threshold, target and maximum performance levels for the adjusted EBITDA and capital management goals, each as a percentage of target performance.

	Threshold Goal (as a % of target goal)	Target Goal (as a % of target goal)	Maximum Goal (as a % of target goal)
Adjusted EBITDA	80%	100%	120%
Capital Management Budget	110%	100%	90%
For 2014, Xenia achieved adjusted EBITDA equal to $363.6 million, which exceeded Xenia’s target goal of $355.7 million. In calculating adjusted EBITDA for purposes of the Xenia bonus program, the Company adjusted for nonrecurring events that impacted the financial performance of certain properties. In addition, the property net operating income reflects eleven months of actual activity and one month of budgeted amounts due to the anticipated date of and separation of the lodging platform. Therefore, Messrs. Verbaas and Bloom were entitled to 105% of their target bonus with respect to the adjusted EBITDA performance metric. Xenia also achieved a capital management budget of $44.3 million, which was more favorable than Xenia’s target goal, and our Compensation Committee determined that individual performance and timeliness of capital management projects in 2014 exceeded expectations. Therefore, Messrs. Verbaas and Bloom were entitled to 125% of their target bonus with respect to the capital management performance metrics, and the bonus amount attributable to individual performance exceeded the target amount for that metric. Based on these results, bonuses were determined as follows:

Name	Adjusted EBITDA	Capital Management	Individual Performance	2014 Total Bonus
Marcel Verbaas	$322,875	$384,375	$192,750	$900,000
Barry Bloom	$164,430	$195,750	$99,820	$460,000
Long-Term Equity-Based Incentives
The goals of our long-term equity-based awards are to reward and encourage value creation through the execution of our long-term business plans and, thereby, to align the interests of our officers, including our named executive officers, with those of our stockholders by directly linking the value of share units with the value of the Company or Xenia, as applicable.
Share Unit Plans
During 2014, the Company adopted the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company’s retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Lodging Plan"), with respect to the Company’s lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company’s student housing business (collectively, the "Share Unit Plans"). The purpose of the Share Unit Plans is to enable the Company to attract and retain highly qualified personnel who will contribute to the Company’s success and to provide incentives to participants that are linked directly to increases or decreases in the value of the Company. Each Share Unit Plan provides for the grant of "share unit" awards to eligible participants. The value of a "share unit" was determined based on a phantom capitalization of the Company’s retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc. ("IA Communities"), as applicable. Similarly, vesting of the share units granted in 2014 is conditioned upon the occurrence of a triggering event, such as a listing (as was the case for Xenia on February 4, 2015) or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited.
Each Share Unit Plan will initially be administered by the Compensation Committee. The Lodging Plan and the Student Housing Plan provide that following a change in control transaction or certain specified events resulting in a listing of the applicable entity’s shares on a national securities exchange (including an initial public offering) ("Listing Events"), the plan will be administered by the board of directors of Xenia or IA Communities, respectively, or a committee thereof. A "change in control" under the Lodging Plan and the Student Housing Plan includes a change in control of the Company, in addition to a change in control of Xenia or IA Communities, as applicable. A "change in control" under the Retail Plan includes only a change in control of the Company.
Employees, directors and consultants of the Company and its subsidiaries and affiliates are eligible to receive awards under the Retail Plan. Employees, directors and consultants of Xenia and its subsidiaries and affiliates are eligible to receive awards under the Lodging Plan. Employees, directors and consultants of IA Communities and its subsidiaries and affiliates are eligible to receive awards under the Student Housing Plan. Awards under the Share Unit Plans are generally non-transferable and non-assignable, other than by will or the laws of descent and distribution.

Subject to applicable vesting conditions, each share unit granted in 2014 represents the right to receive a cash payment or shares of common stock of the Company, Xenia, IA Communities or an acquiror thereof, as applicable, in an amount equal to the fair market value of the share unit on the date of the triggering event. The "fair market value" of a share unit will be determined by the board of directors in good faith, and prior to a Listing Event of the applicable entity, will be determined by reference to the valuation performed as of December 31, 2013, or such other subsequent similar third party valuation performed to estimate the value of a share unit on a fully diluted basis, using methodologies and assumptions substantially similar to those used in prior valuations.
Share unit awards will vest and become payable on terms and conditions determined by the plan administrator and set forth in the applicable award agreement, including by reference to certain change in control transactions or Listing Events. Participants will be entitled to accrue dividend equivalents with respect to share unit awards solely to the extent provided under the terms of an applicable award agreement. To the extent that any payment or benefit paid or distributed to a participant under a Share Unit Plan or an applicable award agreement would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a "best pay cap" reduction if such reduction would result in a greater net after-tax benefit to the participant than receiving the full amount of such payments.
Each Share Unit Plan provides that a pool of share units will be available for awards issued thereunder. The initial share unit pools for each plan are as follows: 342,255,525 Company share units for the Retail Plan, 241,298,214 Xenia share units for the Lodging Plan, and 46,042,546 IA Communities share units for the Student Housing Plan, and each pool may be increased at the discretion of the board of directors of the Company at any time. The number of share units in each pool was established solely as a means to enable the Company to measure the change in value over time of the share unit awards granted under each plan. The number of share units subject to each award under the Share Unit Plans may be adjusted as determined necessary by the board of directors to prevent dilution or enlargement of value as a result of intercompany transfers of cash, assets or debt between the Company, Xenia and IA Communities and their affiliates for no consideration or other similar transactions. In addition, in the event of certain transactions and events affecting the share units, such as equity dividends or splits, reorganizations, recapitalizations, mergers and other corporate transactions, the plan administrator, in its discretion, will make such adjustments as it deems equitable to the applicable Share Unit Plan and the awards thereunder.
The Share Unit Plans and share unit awards may be amended, altered, cancelled or terminated by the plan administrator at any time, provided that no change to the Share Unit Plans or any outstanding award may be made that would reasonably be expected to have an adverse effect on the rights of a holder of an existing award without the consent of the affected holder. On January 9, 2015, in connection with the spin-off of our lodging business, we terminated the Lodging Plan. No new share unit awards will be made under the Lodging Plan, and the Lodging Plan will be maintained by Xenia going forward with respect to awards outstanding as of the termination of the plan.
Share Unit Awards
In 2014, our named executive officers were granted awards under the Share Unit Plans in the form of one or more "annual share unit" awards, "contingency share unit" awards, and "transaction share unit" awards.
Each 2014 "annual share unit" award (an "Annual Share Unit Award") will vest and be settled on the later to occur of (i) the date of a change in control or Listing Event with respect to the Company’s lodging, student housing or retail/non-core business, as applicable, and (ii) the third anniversary of the vesting commencement date of the award, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Awards vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. In the case of a Listing Event, the Annual Share Unit Award will be settled in shares of common stock of the Company’s lodging, student housing or retail/non-core business, as applicable, and in the event of a change in control, the Annual Share Unit Award will be settled in cash (or, if the acquiring entity is a publicly traded company and the Annual Share Unit Award is converted into another form of equity award of the acquiring entity at the time of the change in control, then the Annual Share Unit Award will be settled in shares of the acquiring entity).
The vesting and settlement of each "contingency share unit" award (a "Contingency Share Unit Award") is contingent upon the occurrence of a change in control or Listing Event with respect to the Company’s lodging, student housing or retail/non-core business, as applicable, that occurs no later than the fifth anniversary of the applicable vesting commencement date. If a Listing Event occurs, the Contingency Share Unit Award will vest and settle in three equal installments on each of the first three anniversaries of the Listing Event, subject to the executive’s continued employment through each vesting date. If a qualifying change in control occurs, 100% of the Contingency Share Unit Award will vest and settle on the one-year anniversary of the change in control event, subject to the executive’s continued employment through the vesting date. The awards will be settled in shares or cash in the same manner described above with respect to the Annual Share Unit Awards.

Because Messrs. McGuinness, Potts and Podboy provide leadership to the entire Company, not just the retail business, those executives received awards of share units in the lodging and student housing businesses in addition to their Annual Share Unit Awards in the retail business and one-time Contingency Share Unit Awards in the retail business. The one-time awards of lodging share units and student housing share units are referred to as transaction share units and align the interests of Messrs. McGuinness, Potts and Podboy with the long-term success of the entire Company. Each "transaction share unit" award (a "Transaction Share Unit Award") will vest and settle upon the occurrence of a change in control or Listing Event of the Company’s lodging, student housing or retail/non-core business, as applicable, that occurs no later than the fifth anniversary of the applicable vesting commencement date. Upon the occurrence of a Listing Event or change in control, the executive will be entitled to a cash payment equal to the fair market value of the share units subject to the Transaction Share Unit Award determined on the date of the change in control or Listing Event, as applicable.
Each of the share unit awards granted to the named executive officers during 2014 has a vesting commencement date of March 12, 2014. The value of each share unit granted in 2014 was equal to $10.00 at the time of grant and was determined by reference to the third-party valuation performed for the Company as of December 31, 2013.
On January 20, 2015, in connection with the sale of our suburban select service portfolio, our Compensation Committee approved the accelerated vesting and cash settlement of a portion of the Annual Share Unit Awards previously granted to Mr. Verbaas and Mr. Bloom under the Lodging Plan. In addition, in connection with certain intercompany transfers and transactions involving Xenia that affected the equity value of the Company’s lodging portfolio, our Compensation Committee approved an adjustment to the number of share units subject to all share unit awards outstanding under the Lodging Plan.
On February 4, 2015, in connection with the spin-off of our lodging business, the number of share units subject to the Annual Share Unit Awards and Contingency Share Unit Awards granted to Messrs. Verbaas and Bloom was adjusted to preserve, immediately following the adjustment, the aggregate value of the awards immediately prior to the adjustment, but with each adjusted share unit corresponding to one share of Xenia’s common stock. Also in connection with the spin-off of our lodging business, the Transaction Share Unit Awards relating to our lodging business which were granted to Messrs. McGuinness, Potts and Podboy became vested and were settled in accordance with the applicable plan provisions.
Additional information regarding the vesting terms and conditions applicable to all outstanding share unit awards held by our named executive officers is set forth under the heading "-Potential Payments Upon Termination or Change in Control" below.
Other Elements of Compensation
We provide customary employee benefits to our full- and part-time employees, including our named executive officers, including medical and dental benefits, short-term and long-term disability insurance, accidental death and dismemberment insurance, and group life insurance. In addition, Mr. McGuinness is also covered by an additional life insurance policy provided by the Company.
We have established a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. For 2014, we matched 50% of the contributions made by participants in the 401(k) plan for the first $3,000 of the employee’s contributions. These matching contributions are subject to vesting based on the participant’s years of service. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our compensation packages and further incentivizes our employees in accordance with our compensation policies.
Severance and Change in Control-Based Compensation
As more fully described below under the caption "-Potential Payments Upon Termination or Change in Control," the employment agreements with our named executive officers provide for certain payments and/or benefits upon a qualifying termination of employment. We believe that job security and terminations of employment, both within and outside of the change in control context, are causes of significant concern and uncertainty for senior executives and that providing protections to our named executive officers in these contexts is therefore appropriate in order to alleviate these concerns and allow the executives to remain focused on their duties and responsibilities to our company in all situations.
Payments and/or benefits provided in the employment agreements for our named executive officers, in each case, upon a termination by the Company without "cause" or by the executive for "good reason", include, without limitation:

•	a multiple of the sum of the executive’s annual base salary and target bonus for the year in which the termination occurs; and

•	reimbursement by the Company of premiums for healthcare continuation coverage under COBRA for the executive and his dependents for up to 18 months after the termination date.
Furthermore, the award agreements covering the share unit awards granted to each named executive officer provide for accelerated vesting of the awards upon certain terminations of employment. A detailed description of the acceleration provisions applicable to the share unit awards is set forth under the heading "-Potential Payments Upon Termination or Change in Control" below.
Tax and Accounting Considerations
Code Section 162(m)
Generally, Section 162(m) of the Code disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer and each of its three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as "performance-based compensation" within the meaning of the Code. We believe that we qualify as a REIT under the Code and generally are not subject to federal income taxes, provided that we distribute to our stockholders at least 90% of our taxable income each year. As a result of the Company’s tax status as a REIT, the loss of a deduction under Section 162(m) may not affect the amount of federal income tax payable by the Company. Therefore, our Board and our Compensation Committee generally have not taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation.
Code Section 409A
Section 409A of the Code, or Section 409A, requires that "nonqualified deferred compensation" be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.
Code Section 280G
Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including share units and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers, our Board and our Compensation Committee consider all elements of the cost to our company of providing such compensation, including the potential impact of Section 280G. However, our Board or our Compensation Committee may, in their judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when they believe that such arrangements are appropriate to attract and retain executive talent.
Accounting for Stock-Based Compensation
We follow FASB Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date "fair value" of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of Annual Share Unit Awards and Contingency Share Unit Awards under the Share Unit Plans will be accounted for as equity awards under ASC Topic 718. Grants of Transaction Share Unit Awards may only be settled in cash, and therefore are reflected as non-equity awards. Our Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to the Share Unit Plans. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Executive Compensation Tables
Summary Compensation Table
The following table sets forth certain information with respect to the compensation paid to our named executive officers for the year ended December 31, 2014.

Name and Principal Position	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Thomas McGuinness	$572,115	$3,000,000	$975,000	$4,219	$4,551,334
President and Chief Executive Officer
Jack Potts	$398,192	$1,150,000	$432,000	$86	$1,980,278
Executive Vice President, Chief Financial Officer and Treasurer
Michael Podboy	$305,553	$800,000	$241,000	$86	$1,346,639
Executive Vice President, Chief Investment Officer
Marcel Verbaas	$557,423	$3,000,000	$900,000	$433	$4,457,856
President and Chief Executive Officer of Xenia Hotels & Resorts, Inc.
Barry Bloom	$403,731	$1,740,000	$460,000	$86	$2,603,817
Executive Vice President and Chief Operating Officer of Xenia Hotels & Resorts, Inc.

(1)
Amounts represent base salary earned by our named executive officers for the portion of 2014 during which the executive was employed and compensated by us subsequent to the Self-Management Transactions (March 1, 2014 through December 31, 2014), as well as amounts reimbursed to the Business Manager and its affiliates for salaries paid to our named executive officers for the period from February 1, 2014 through February 28, 2014.

(2)
Amounts reflect the full grant-date fair value of Annual Share Unit Awards and Contingency Share Unit Awards granted under the Retail Plan and the Lodging Plan during 2014, which was calculated by multiplying the applicable number of share units by the per unit value ($10.00) on the date of grant as prescribed by ASC Topic 718. The value of each share unit ($10.00) was determined by reference to the third-party valuation performed for the Company as of December 31, 2013. Although the amounts presented in the table reflect the full grant-date fair value of the share unit awards as of the date of grant in accordance with ASC Topic 718, because the awards are contingent on the occurrence of a liquidity event that is outside our control, the Company has not recognized any stock-based compensation expense under ASC Topic 718 with respect to such awards, and any compensation expense recognized by the Company in the future will not necessarily reflect the grant date fair value of the awards shown in this table.

(3)
Amounts represent the annual bonus awards earned in 2014 and paid in 2015 under our annual bonus programs for employees of the Company and Xenia, as applicable. See "Compensation Discussion and Analysis-Elements of Executive Compensation-Annual Cash Bonuses" for a detailed discussion of our annual bonus programs.

(4)
The following table sets forth the amount of each other item of compensation paid to, or on behalf of, our named executive officers in 2014 included in the "All Other Compensation" column. Amounts for each other item of compensation are valued based on the aggregate incremental cost to us, in each case without taking into account the value of any income tax deduction for which we may be eligible.

Name	Company Contributions to 401(k) Plan	Life Insurance Premiums	Total
Thomas McGuinness	$—	$4,219	$4,219
Jack Potts	$—	$86	$86
Michael Podboy	$—	$86	$86
Marcel Verbaas	$353	$80	$433
Barry Bloom	$—	$86	$86

Grants of Plan-Based Awards in 2014
The following table sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended December 31, 2014.

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Share Units	Grant Date Fair Value of Stock Awards(1)
		Threshold	Target	Max
Thomas McGuinness	N/A	$390,625(2)	$781,250(2)	$1,171,875(2)
	September 17, 2014		$350,000(3)
	September 17, 2014		$150,000(4)
	October 9, 2014				150,000(5)	$1,500,000
	October 9, 2014				150,000(6)	$1,500,000
Jack Potts	N/A	$195,750(2)	$391,500(2)	$587,250(2)
	September 17, 2014		$350,000(3)
	September 17, 2014		$150,000(4)
	October 9, 2014				57,500(5)	$575,000
	October 9, 2014				57,500(6)	$575,000
Michael Podboy	N/A	$112,500(2)	$225,000(2)	$337,500(2)
	September 17, 2014		$210,000(3)
	September 17, 2014		$90,000(4)
	October 9, 2014				40,000(5)	$400,000
	October 9, 2014				40,000(6)	$400,000
Marcel Verbaas	N/A	$384,375(2)	$768,750(2)	$1,153,125(2)
	September 17, 2014				150,000(7)	$1,500,000
	September 17, 2014				150,000(8)	$1,500,000
Barry Bloom	N/A	$195,750(2)	$391,500(2)	$587,250(2)
	September 17, 2014				87,000(7)	$870,000
	September 17, 2014				87,000(8)	$870,000

(1)
Amounts reflect the full grant-date fair value of Annual Share Unit Awards and Contingency Share Unit Awards granted under the Retail Plan and the Lodging Plan during 2014, which was calculated by multiplying the applicable number of share units by the per unit value ($10.00) on the date of grant as prescribed by ASC Topic 718. The value of each share unit ($10.00) was determined by reference to the third-party valuation performed for the Company as of December 31, 2013.

(2)
Amounts represent the potential value of cash bonus awards that could have been earned for 2014 under our bonus programs. Under the bonus program applicable to Messrs. McGuinness, Potts and Podboy, each executive was eligible to earn a cash bonus based on achievement in 2014 of performance goals relating to (i) AFFO, and (ii) individual performance. Under the bonus program applicable to Messrs. Verbaas and Bloom, each executive was eligible to earn a cash bonus based on achievement in 2014 of performance goals relating to (i) adjusted EBITDA, (ii) capital management, and (iii) individual performance. Please also see "Compensation Discussion and Analysis-Elements of Executive Compensation Program-Annual Cash Bonuses" for a detailed discussion of the 2014 bonus programs.

(3)
Represents the potential value, as of the date of grant, of Transaction Share Unit Awards granted under the Lodging Plan on September 17, 2014, which was calculated by multiplying the applicable number of share units by the per unit value ($10.00) on the date of grant as determined by reference to the third-party valuation performed for the Company as of December 31, 2013. Because Transaction Share Unit Awards may only be settled in cash, they are not considered equity incentive plan awards for purposes of this table. The actual value, if any, that an executive may realize upon settlement of the award is contingent upon the value of a share unit on the date that the award vests and is settled. Thus, there is no assurance that the value, if any, eventually realized by the executive will correspond to the amount shown.

(4)
Represents the potential value, as of the date of grant, of Transaction Share Unit Awards granted under the Student Housing Plan on September 17, 2014, which was calculated by multiplying the applicable number of share units by the per unit value ($10.00) on the date of grant as determined by reference to the third-party valuation performed for the Company as of December 31, 2013.

Because Transaction Share Unit Awards may only be settled in cash, they are not considered equity incentive plan awards for purposes of this table. The actual value, if any, that an executive may realize upon settlement of the award is contingent upon the value of a share unit on the date that the award vests and is settled. Thus, there is no assurance that the value, if any, eventually realized by the executive will correspond to the amount shown.

(5)	Represents Annual Share Unit Awards under the Retail Plan.

(6)	Represents Contingency Share Unit Awards under the Retail Plan.

(7)	Represents Annual Share Unit Awards under the Lodging Plan.

(8)	Represents Contingency Share Unit Awards under the Lodging Plan.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
The following provides a description of the material terms of each named executive officer’s employment agreement. In addition to the terms described below, each of the employment agreements also provides for certain payments and benefits upon a termination without "cause" or for "good reason" (each, as defined in the applicable employment agreement), which are described under the caption "-Potential Payments Upon Termination or Change in Control" below.
Thomas P. McGuinness.
On July 1, 2014, following the Self-Management Transactions, the Company entered into an Executive Employment Agreement with Thomas McGuinness. Mr. McGuinness serves as President and Chief Executive Officer of the Company, and, during the term of his employment, will be entitled to receive an annual base salary of $625,000, which may be increased (but not decreased) from time to time. Mr. McGuinness’ position and annual base salary were effective as of February 1, 2014, which effective date coincides with when the Company became responsible for Mr. McGuinness’ compensation in connection with the Self-Management Transactions. In addition, Mr. McGuinness is eligible to receive an annual cash bonus targeted at 125% of his base salary (with the threshold and maximum bonus levels to be determined on an annual basis) based upon the achievement of performance criteria mutually agreed upon by Mr. McGuinness and the Board.
Pursuant to his employment agreement, Mr. McGuinness was granted an Annual Share Unit Award under the Retail Plan of 150,000 share units (valued at $1,500,000 at the time of grant). Subsequent Annual Share Unit Awards will be made no later than March 15 each year, and will have an aggregate value equal to no less than 240% of Mr. McGuinness’ then-current annual base salary. In addition to the Annual Share Unit Award, Mr. McGuinness was also granted a one-time Contingency Share Unit Award under the Retail Plan of 150,000 share units (valued at $1,500,000 at the time of grant), and one-time Transaction Share Unit Awards under the Lodging Plan and the Student Housing Plan of 35,000 share units (valued at $350,000 at the time of grant) and 15,000 share units (valued at $150,000 at the time of grant), respectively. A detailed description of the share unit awards is set forth above under the heading "Elements of Executive Compensation Program - Long-Term Equity-Based Incentives."
Mr. McGuinness’ employment agreement also contains a confidentiality covenant by Mr. McGuinness that extends indefinitely, a noncompetition covenant that extends during Mr. McGuinness’ employment and for a period of one year following a termination by Mr. McGuinness for any reason or by the Company for "cause," and an employee and independent contractor nonsolicitation covenant that extends during Mr. McGuinness’ employment and for a period of three years following his termination. Mr. McGuinness’ employment agreement also includes a mutual non-disparagement covenant by Mr. McGuinness and the Company.
Jack Potts
On July 1, 2014, following the Self-Management Transactions, the Company entered into an Executive Employment Agreement with Jack Potts. Mr. Potts serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company, and, during the term of his employment, will be entitled to receive an annual base salary of $435,000, which may be increased (but not decreased) from time to time. Mr. Potts’ position and annual base salary were effective as of February 1, 2014, which effective date coincides with when the Company became responsible for Mr. Potts’ compensation in connection with the Self-Management Transactions. In addition, Mr. Potts is eligible to receive an annual cash bonus targeted at 90% of his base salary (with the threshold and maximum bonus levels to be determined on an annual basis) based upon the achievement of performance criteria mutually agreed upon by Mr. Potts and the Board.
Pursuant to his employment agreement, Mr. Potts was granted an Annual Share Unit Award under the Retail Plan of 57,500 share units (valued at $575,000 at the time of grant). Subsequent Annual Share Unit Awards will be made no later than

March 15 each year, and will have an aggregate value equal to no less than 132% of Mr. Potts’ then-current annual base salary. In addition to the Annual Share Unit Award, Mr. Potts was also granted a one-time Contingency Share Unit Award under the Retail Plan of 57,500 share units (valued at $575,000 at the time of grant), and one-time Transaction Share Unit Awards under the Lodging Plan and the Student Housing Plan of 35,000 share units (valued at $350,000 at the time of grant) and 15,000 share units (valued at $150,000 at the time of grant), respectively. A detailed description of the share unit awards is set forth above under the heading "Elements of Executive Compensation Program - Long-Term Equity-Based Incentives."
Mr. Potts’ employment agreement also contains a confidentiality covenant by Mr. Potts that extends indefinitely, a noncompetition covenant that extends during Mr. Potts’ employment and for a period of one year following a termination by Mr. Potts for any reason or by the Company for "cause," and an employee and independent contractor nonsolicitation covenant that extends during Mr. Potts’ employment and for a period of three years following his termination. Mr. Potts’ employment agreement also includes a mutual non-disparagement covenant by Mr. Potts and the Company.
Michael E. Podboy
On July 1, 2014, following the Self-Management Transactions, the Company entered into an Executive Employment Agreement with Michael Podboy. Mr. Podboy serve as Executive Vice President, Chief Investment Officer of the Company, and, during the term of his employment, will be entitled to receive an annual base salary of $300,000, which may be increased (but not decreased) from time to time. Mr. Podboy’s position and annual base salary were effective as of February 1, 2014, which effective date coincides with when the Company became responsible for Mr. Podboy’s compensation in connection with the Self-Management Transactions. In addition, Mr. Podboy is eligible to receive an annual cash bonus targeted at 75% of his base salary (with the threshold and maximum bonus levels to be determined on an annual basis) based upon the achievement of performance criteria mutually agreed upon by Mr. Podboy and the Board.
Pursuant to his employment agreement, Mr. Podboy was granted an Annual Share Unit Award under the Retail Plan of 40,000 share units (valued at $400,000 at the time of grant). Subsequent Annual Share Unit Awards will be made no later than March 15 each year, and will have an aggregate value equal to no less than 133% of Mr. Podboy’s then-current annual base salary. In addition to the Annual Share Unit Award, Mr. Podboy was also granted a one-time Contingency Share Unit Award under the Retail Plan of 40,000 share units (valued at $400,000 at the time of grant), and one-time Transaction Share Unit Awards under the Lodging Plan and the Student Housing Plan of 21,000 share units (valued at $210,000 at the time of grant) and 9,000 share units (valued at $90,000 at the time of grant), respectively. A detailed description of the share unit awards is set forth above under the heading "Elements of Executive Compensation Program - Long-Term Equity-Based Incentives."
Mr. Podboy’s employment agreement also contains a confidentiality covenant by Mr. Podboy that extends indefinitely, a noncompetition covenant that extends during Mr. Podboy’s employment and for a period of one year following a termination by Mr. Podboy for any reason or by the Company for "cause," and an employee and independent contractor nonsolicitation covenant that extends during Mr. Podboy’s employment and for a period of three years following his termination. Mr. Podboy’s employment agreement also includes a mutual non-disparagement covenant by Mr. Podboy and the Company.
Marcel Verbaas
On July 1, 2014, following the Self-Management Transactions, Xenia entered into an Executive Employment Agreement with Marcel Verbaas. Pursuant to Mr. Verbaas’ employment agreement, during the term of his employment, Mr. Verbaas will serve as President and Chief Executive Officer of Xenia, and will be entitled to receive an annual base salary of $615,000, which may be increased (but not decreased) from time to time. Mr. Verbaas’ position and annual base salary were effective as of February 1, 2014, which effective date coincides with when Xenia became responsible for Mr. Verbaas’ compensation in connection with the Self-Management Transactions. In addition, Mr. Verbaas is eligible to receive an annual cash bonus targeted at 125% of his base salary (with the threshold and maximum bonus levels to be determined on an annual basis) based upon the achievement of performance criteria mutually agreed upon by Mr. Verbaas and the Board.
Pursuant to his employment agreement, Mr. Verbaas was granted an Annual Share Unit Award under the Lodging Plan of 150,000 share units (valued at $1,500,000 at the time of grant). Subsequent Annual Share Unit Awards will be made no later than March 15 each year, and will have an aggregate value equal to no less than 244% of Mr. Verbaas’ then-current annual base salary. In addition to the Annual Share Unit Award, Mr. Verbaas was also granted a one-time Contingency Share Unit Award under the Lodging Plan of 150,000 share units (valued at $1,500,000 at the time of grant). A detailed description of the share unit awards is set forth above under the heading "Elements of Executive Compensation Program - Long-Term Equity-Based Incentives."
Mr. Verbaas’ employment agreement also contains a confidentiality covenant by Mr. Verbaas that extends indefinitely, a noncompetition covenant that extends during Mr. Verbaas’ employment and for a period of one year following a termination by

Mr. Verbaas for any reason or by the Xenia for "cause," and an employee and independent contractor nonsolicitation covenant that extends during Mr. Verbaas’ employment and for a period of three years following his termination. Mr. Verbaas’ employment agreement also includes a mutual non-disparagement covenant by Mr. Verbaas and Xenia.
Mr. Verbaas’ employment agreement also provides for the termination of Mr. Verbaas’ previous employment agreement with the Business Manager, which employment agreement the Company assumed as part of its transition to self-management.
Effective as of the spin-off of our lodging business, Mr. Verbaas continued to be employed by Xenia pursuant to his employment agreement, and neither the Company nor any of its subsidiaries will have any ongoing obligation or liability thereunder.
Barry A.N. Bloom, Ph.D.
On July 1, 2014, following the Self-Management Transactions, Xenia entered into an Executive Employment Agreement with Barry Bloom. Pursuant to Mr. Bloom’s employment agreement, during the term of his employment, Mr. Bloom will serve as Executive Vice President and Chief Operating Officer of Xenia, and will be entitled to receive an annual base salary of $435,000, which may be increased (but not decreased) from time to time. Mr. Bloom’s position and annual base salary were effective as of February 1, 2014, which effective date coincides with when Xenia became responsible for Mr. Bloom’s compensation in connection with the Self-Management Transactions. In addition, Mr. Bloom is eligible to receive an annual cash bonus targeted at 90% of his base salary (with the threshold and maximum bonus levels to be determined on an annual basis) based upon the achievement of performance criteria mutually agreed upon by Mr. Bloom and the Board.
Pursuant to his employment agreement, Mr. Bloom was granted an Annual Share Unit Award under the Lodging Plan of 87,000 share units (valued at $870,000 at the time of grant). Subsequent Annual Share Unit Awards will be made no later than March 15 each year, and will have an aggregate value equal to no less than 200% of Mr. Bloom’s then-current annual base salary. In addition to the Annual Share Unit Award, Mr. Bloom was also granted a one-time Contingency Share Unit Award under the Lodging Plan of 87,000 share units (valued at $870,000 at the time of grant). A detailed description of the share unit awards is set forth above under the heading "Elements of Executive Compensation Program - Long-Term Equity-Based Incentives."
Mr. Bloom’s employment agreement also contains a confidentiality covenant by Mr. Bloom that extends indefinitely, a noncompetition covenant that extends during Mr. Bloom’s employment and for a period of one year following a termination by Mr. Bloom for any reason or by Xenia for "cause," and an employee and independent contractor nonsolicitation covenant that extends during Mr. Bloom’s employment and for a period of three years following his termination. Mr. Bloom’s employment agreement also includes a mutual non-disparagement covenant by Mr. Bloom and Xenia.
Effective as of the spin-off of our lodging business, Mr. Bloom continued to be employed by Xenia pursuant to his employment agreement, and neither the Company nor any of its subsidiaries will have any ongoing obligation or liability thereunder.

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table summarizes the number of share units underlying outstanding Annual Share Unit Awards and Contingency Share Unit Awards for each named executive officer as of December 31, 2014. Because Transaction Share Unit Awards may only be settled in cash, they are not included in this table as equity incentive plan awards.

Name	Grant Date	Number of Share Units That Have Not Vested	Market Value Of Share Units That Have Not Vested(1)
Thomas McGuinness	October 9, 2014	150,000(2)	$1,500,000
	October 9, 2014	150,000(3)	$1,500,000
Jack Potts	October 9, 2014	57,500(2)	$575,000
	October 9, 2014	57,500(3)	$575,000
Michael Podboy	October 9, 2014	40,000(2)	$400,000
	October 9, 2014	40,000(3)	$400,000
Marcel Verbaas	September 17, 2014	150,000(4)	$1,500,000
	September 17, 2014	150,000(5)	$1,500,000
Barry Bloom	September 17, 2014	87,000(4)	$870,000
	September 17, 2014	87,000(5)	$870,000

(1)
Represents the number of share units outstanding multiplied by $10.00, which is equal to the value of each share unit determined by reference to the third-party valuation performed for the Company as of December 31, 2013.

(2)
Represents an Annual Share Unit Award granted under the Retail Plan, which will vest and be settled on the later to occur of (i) the date of a change in control of the Company, or a Listing Event with respect to the shares of common stock of the Company, and (ii) the third anniversary of the vesting commencement date of the award, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Award vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. The vesting commencement date for each Annual Share Unit Award is March 12, 2014.

(3)
Represents a Contingency Share Unit Award granted under the Retail Plan, the vesting and settlement of which is contingent upon the occurrence of a change in control of the Company, or a Listing Event with respect to the shares of common stock of the Company, in each case that occurs no later than the fifth anniversary of the applicable vesting commencement date. If a Listing Event occurs, the Contingency Share Unit Award will vest and settle in three equal installments on each of the first three anniversaries of the Listing Event, subject to the executive’s continued employment through each vesting date. If a qualifying change in control occurs, 100% of the Contingency Share Unit Award will vest and settle on the one-year anniversary of the change in control event, subject to the executive’s continued employment through the vesting date. The vesting commencement date for each Contingency Share Unit Award is March 12, 2014.

(4)
Represents an Annual Share Unit Award granted under the Lodging Plan, which will vest and be settled on the later to occur of (i) the date of a change in control of the Company or Xenia, or a Listing Event with respect to the shares of common stock of Xenia, and (ii) the third anniversary of the vesting commencement date of the award, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Award vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. The vesting commencement date for each Annual Share Unit Award is March 12, 2014.

(5)
Represents a Contingency Share Unit Award granted under the Lodging Plan, the vesting and settlement of which is contingent upon the occurrence of a change in control of the Company or Xenia, or a Listing Event with respect to the shares of common stock of Xenia, in each case that occurs no later than the fifth anniversary of the applicable vesting commencement date. If a Listing Event occurs, the Contingency Share Unit Award will vest and settle in three equal installments on each of the first three anniversaries of the Listing Event, subject to the executive’s continued employment through each vesting date. If a qualifying change in control occurs, 100% of the Contingency Share Unit Award will vest and settle on the one-year anniversary of the change in control event, subject to the executive’s continued employment through the vesting date. The vesting commencement date for each Contingency Share Unit Award is March 12, 2014.

Potential Payments Upon Termination or Change in Control
Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment (whether or not such termination is in connection with a change in control) or upon a change in control or Listing Event. The following discussion describes the payments and benefits to which our named executive officers would have become entitled upon a qualifying termination or change in control, as applicable, occurring on December 31, 2014.
Employment Agreements
Under the named executive officers’ respective employment agreements, if the executive’s employment is terminated by the Company or Xenia, as applicable, without "cause," or by the executive for "good reason" (each, as defined in the applicable employment agreement), then in addition to any accrued amounts, the executive will be entitled to the following severance payments and benefits:

•
payment in an amount equal to a multiple of the sum of the executive’s annual base salary and target bonus for the year in which the termination occurs, payable in equal installments over a period of 12 months commencing within 60 days following the executive’s termination date (except as described below); and

•	reimbursement by the Company or Xenia, as applicable, of premiums for healthcare continuation coverage under COBRA for the executive and his dependents for up to 18 months after the termination date.
The cash severance multiple for each executive for both non-change in control and change in control termination scenarios is as follows:

Name	Non-Change in Control	Change in Control
Thomas McGuinness	2x	2.5x
Jack Potts	1.5x	2x
Michael Podboy	1.5x	2x
Marcel Verbaas	2x	3x
Barry Bloom	1.5x	2x
The change in control severance multiple will apply in the event of a qualifying termination that occurs within the period of time between the signing of a definitive agreement that, if consummated, would constitute a qualifying change in control (which for Messrs. McGuinness, Potts and Podboy will include certain transactions involving the Company, and for Messrs. Verbaas and Bloom will include certain transactions involving the Company or Xenia) and the consummation of such change in control (the "Pre-CIC Period") or the 24 month period following a change in control. Cash severance payable in the event of a qualifying change in control termination will be made in a single lump sum within 60 days following the executive’s termination date (rather than installments over 12 months).
Pursuant to the employment agreements, if the termination of the executive’s employment by the Company or Xenia, as applicable, without "cause," or by the executive for "good reason" occurs after a change in control or Listing Event or during the Pre-CIC Period, then the unvested portion of the executive’s share unit awards will also vest in full and be settled on the date of such termination or resignation. In addition, under the terms of the Transaction Share Unit Awards, in the event of a change in control or Listing Event, the executive is entitled to a cash payment equal to the fair market value of the share units subject to each such award held by the executive (which, in the case of the Transaction Share Unit Awards under the Lodging Plan, was paid in January 2015 in connection with the listing of the common stock of Xenia).
The executive’s right to receive the severance or other benefits described above is subject to the executive signing, delivering and not revoking a general release agreement in a form generally used by the Company or Xenia, as applicable. To the extent that any payment or benefit received by an executive in connection with a change in control would be subject to an excise tax under Section 4999 of the Internal Revenue Code, as amended, such payments and/or benefits would be subject to a "best pay cap" reduction if such reduction would result in a greater net after-tax benefit to the executive than receiving the full amount of such payments.
Share Unit Awards
The form of award agreements covering the share unit awards made to our named executive officers provide for accelerated vesting of the awards in the event of certain terminations of service and, in the case of the Transaction Share Unit Awards, a change in control or Listing Event, in each case, consistent with the accelerated vesting provisions contained in the employment agreements described above.
In addition, with respect to Annual Share Unit Awards and Contingency Share Unit Awards, in the event that the executive’s employment is terminated on account of death or "disability" (as defined in the applicable award agreement) after the occurrence of a change in control or Listing Event, then with respect to all share units which are unvested as of that time, the executive will be entitled to receive a cash payment equal to the fair market value of the share units on the date of the termination. In the event that the executive’s employment is terminated on account of death or "disability," and a change in control or Listing Event has not yet occurred, then upon the occurrence of a change in control or Listing Event, the executive will be entitled to a cash payment equal to the fair market value of the share units on the date of the change in control or Listing Event, as applicable.
With respect to Transaction Share Unit Awards, in the event that the executive’s employment is terminated on account of death or "disability" (as defined in the applicable award agreement) prior to the occurrence of a change in control or Listing Event, the executive will be entitled to a cash payment equal to the fair market value of the share units on the date of the change in control or Listing Event, as applicable.

Summary of Potential Payments
The following table summarizes the payments that would be made to our named executive officers upon the occurrence of certain qualifying terminations of employment or a change in control or Listing Event, assuming such named executive officer’s termination of employment with the Company or Xenia, as applicable, occurred on December 31, 2014 and, where relevant, that a change in control or Listing Event of the Company, Xenia or IA Communities, as applicable, occurred on December 31, 2014. Amounts shown in the table below do not include (1) accrued but unpaid salary or bonuses and (2) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation.

Name	Benefit	Change of Control or Listing Event (No Termination)	Change in Control or Listing Event Following Termination Upon Death or Disability(1)	Termination Upon Death or Disability Following a Change in Control or Listing Event(2)	Termination Without Cause or For Good Reason (No Change in Control)	Termination Without Cause or For Good Reason (Change in Control) (2) (3)
Thomas McGuinness	Cash Severance(4)	$—	$—	$—	$2,812,500	$3,515,625
	Accelerated Vesting of Share Unit Awards(5)	$500,000	$3,500,000	$3,500,000	$—	$3,500,000
	Reimbursement of COBRA Premiums(6)	$—	$—	$—	$9,785	$9,785
	Total	$500,000	$3,500,000	$3,500,000	$2,822,285	$7,025,410
Jack Potts	Cash Severance(4)	$—	$—	$—	$1,239,750	$1,653,000
	Accelerated Vesting of Share Unit Awards(5)	$500,000	$1,650,000	$1,650,000	$—	$1,650,000
	Reimbursement of COBRA Premiums(6)	$—	$—	$—	$30,026	$30,026
	Total	$500,000	$1,650,000	$1,650,000	$1,269,776	$3,333,026
Michael Podboy	Cash Severance(4)	$—	$—	$—	$787,500	$1,050,000
	Accelerated Vesting of Share Unit Awards(5)	$300,000	$1,100,000	$1,100,000	$—	$1,100,000
	Reimbursement of COBRA Premiums(6)	$—	$—	$—	$—	$—
	Total	$300,000	$1,100,000	$1,100,000	$787,500	$2,150,000
Marcel Verbaas	Cash Severance(4)	$—	$—	$—	$2,767,500	$4,151,250
	Accelerated Vesting of Share Unit Awards(5)	$—	$3,000,000	$3,000,000	$—	$3,000,000
	Reimbursement of COBRA Premiums(6)	$—	$—	$—	$30,026	$30,026
	Total	$—	$3,000,000	$3,000,000	$2,797,526	$7,181,276
Barry Bloom	Cash Severance(4)	$—	$—	$—	$1,239,750	$1,653,000
	Accelerated Vesting of Share Unit Awards(5)	$—	$1,740,000	$1,740,000	$—	$1,740,000
	Reimbursement of COBRA Premiums(6)	$—	$—	$—	$19,955	$19,955
	Total	$—	$1,740,000	$1,740,000	$1,259,705	$3,412,955

(1)	Represents amounts to which named executive officers are entitled upon a change in control or Listing Event that occurs following a termination of employment on account of death or "disability."

(2)
Includes both (i) amounts payable upon the occurrence of a change in control or Listing Event under Transaction Share Unit Awards, and (ii) amounts payable by reason of accelerated vesting of other share unit awards upon a qualifying termination of employment following the change in control or Listing Event.

(3)
Represents amounts to which named executive officers are entitled upon a qualifying termination of employment occurring during the Pre-CIC Period or the 24 month period following a change in control (or with respect to share unit awards, following a Listing Event). In the event the named executive officer incurs a qualifying termination of employment beyond the 24 month period following a change in control (or with respect to share unit awards, following a Listing Event), the executive would remain entitled to acceleration of unvested share unit awards, but not the cash severance or reimbursement of COBRA premiums amounts.

(4)
Represents a multiple of the sum of the named executive officer’s annual base salary and target bonus for the year in which the qualifying termination occurs. The multiple varies by executive, and whether the executive’s qualifying termination occurs during the Pre-CIC Period or the 24 month period following a change in control. For additional details, see "- Employment Agreements" above.

(5)
Represents the aggregate value of the named executive officer’s unvested share unit awards which will vest in connection with the change in control or Listing Event or the executive’s termination of employment, as applicable, calculated by multiplying the applicable number of share units subject to each share unit award by $10.00, which is equal to the value of each share unit determined by reference to the third-party valuation performed for the Company as of December 31, 2013.

(6)
Represents reimbursement of COBRA premiums. The amounts associated with COBRA premiums are calculated using 2014 enrollment rates, multiplied by the maximum 18 month period during which the executive may be entitled to reimbursement of COBRA premiums.

*    *    *
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
COMPENSATION COMMITTEE
Paula Saban
Thomas F. Glavin
Thomas F. Meagher

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information with respect to the beneficial ownership of our common stock as of March 15, 2015, by (i) each person who we believe is a beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all directors and executive officers as a group.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (4)	% of Shares Outstanding (10)
Directors and Named Executive Officers:
Thomas P. McGuinness, Director, President and Chief Executive Officer	1,898 (5)	*
Jack Potts, Executive Vice President, Chief Financial Officer and Treasurer	—	—
Michael E. Podboy, Executive Vice President - Chief Investment Officer	—	—
Marcel Verbaas, President and Chief Executive Officer of Xenia Hotels & Resorts, Inc. (2)	—	—
Barry A.N. Bloom, Executive Vice President and Chief Operating Officer of Xenia Hotels & Resorts, Inc. (3)	—	—
J. Michael Borden, Independent Director, Interim Chairman of the Board	166,745 (6)	*
Thomas F. Glavin, Independent Director	25,142 (7)	*
Thomas F. Meagher, Independent Director	16,364 (8)	*
Paula Saban, Independent Director	—	*
William J. Wierzbicki, Independent Director	1,541 (9)	*
All Executive Officers and Directors as a Group (12 persons)	215,718	*
* Indicates less than 1%

(1)
The business address for each of Mr. Barry A.N. Bloom and Mr. Marcel Verbaas is 200 S. Orange Avenue, Suite 1200, Orlando, Florida 32801. The business address for the other persons listed in the table is c/o Inland American Real Estate Trust, Inc., 2809 Butterfield Road, Oak Brook, Illinois 60523.

(2)	Following the completion of the Spin-Off, Mr. Verbaas is no longer an executive officer of the Company.

(3)	Following the completion of the Spin-Off, Mr. Bloom is no longer an executive officer of the Company.

(4)	All fractional ownership amounts have been rounded to the nearest whole number.

(5)	Mr. McGuinness and his wife share voting and dispositive power over 1,898 shares.

(6)
Mr. Borden has sole voting and dispositive power over 159,887 shares, including 64,613 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and Mr. Borden and his wife share voting and dispositive power over 6,858 shares.

(7)	Mr. Glavin and his wife share voting and dispositive power over 25,142 shares.

(8)	Mr. Meagher has sole voting and dispositive power over all of the shares that he owns.

(9)	Mr. Wierzbicki and his wife share voting and dispositive power over 1,541 shares.

(10)	Based on 861,824,777 shares of our common stock outstanding as of March 15, 2015.

Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2014.

	(a)	(b)	(c)	(d)
	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options(1)	Weighted- Average Exercise Price of Outstanding Options	Number of Share Units Issuable Upon Vesting of Outstanding Share Unit Awards(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Columns (a) and (c))(3)
Equity compensation plans approved by security holders:
Independent Director Stock Option Plan (4)	29,000	$8.87	—	46,000
Equity compensation plans not approved by security holders:
Inland American Real Estate Trust, Inc. 2014 Share Unit Plan	—	—	742,216	341,513,309
Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (5)	—	—	817,640	240,361,574
Inland American Communities Group, Inc. 2014 Share Unit Plan	—	—	137,450	45,854,096

(1)	Represents shares issuable upon exercise of stock options outstanding under the Independent Director Stock Option Plan as of December 31, 2014.

(2)
Represents Annual Share Unit Awards and Contingency Share Unit Awards outstanding under the Retail Plan and Lodging Plan as of December 31, 2014. Transaction Share Unit Awards, which may only be settled in cash, are not included in the amounts shown in this column. The number of share units subject to each award reflects the value of the award and does not necessarily correspond to an equivalent number of shares of common stock of the Company, Xenia or IA Communities, as applicable.

(3)
Includes shares of common stock available for future grants of stock options under the Independent Director Stock Option Plan, and share units available for future grants under the Share Unit Plans, as applicable. The number of share units available under each plan was established solely as a means to enable the Company to measure the change in value over time of the share unit awards granted under the applicable plan, and does not necessarily correspond to an equivalent number of shares of common stock of the Company, Xenia or IA Communities, as applicable.

(4)
On December 15, 2014, we suspended our independent director stock option plan and on January 20, 2015, we terminated the plan. In addition, all options outstanding under the plan were canceled effective as of January 20, 2015, pursuant to agreements that we entered into with each independent director holding outstanding options as of such date. No additional options will be granted under the plan.

(5)
On January 9, 2015, in connection with the spin-off of our lodging business, we terminated the Lodging Plan. No new share unit awards will be made under the Lodging Plan, and the Lodging Plan will be maintained by Xenia going forward with respect to awards outstanding as of the termination of the plan.

The material features of the Independent Director Stock Option Plan and the Share Unit Plans are described in "Part III, Item 11. Executive Compensation" under the headings “Director Compensation-Equity Compensation” and “Compensation Discussion and Analysis-Elements of Executive Compensation-Long-Term Equity-Based Incentives”, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Agreements with Xenia Hotels & Resorts, Inc.
In connection with and in order to effectuate the Spin-Off of our former wholly-owned subsidiary, Xenia Hotels & Resorts, Inc., we and Xenia entered into a Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement (each as defined and further described below).
Separation and Distribution Agreement
On January 20, 2015, the Company and Xenia entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) to effect the separation and provide for the allocation between the Company and Xenia of the Company’s assets, liabilities and obligations attributable to periods prior to, at and after the separation. This agreement also governs certain relationships between the Company and Xenia after the separation.
Pursuant to the Separation and Distribution Agreement, the assets and liabilities relating to the “Xenia Business”, which consists of the business, operations and activities relating primarily to the 46 premium full service, lifestyle and urban upscale hotels and a majority interest in two hotels under development of Xenia (the “Xenia Portfolio”) and any other hotels previously owned by Xenia or Inland American prior to the separation, other than the Suburban Select Service Portfolio, have been assigned to and assumed by Xenia. All other assets and liabilities relating to the business and operations of Inland American and its subsidiaries prior to the separation, including the Suburban Select Service Portfolio, have been retained by Inland American.
Notwithstanding the foregoing, Xenia has agreed to assume the first $8 million of liabilities (including any related fees and expenses) incurred following the distribution relating to, arising out of or resulting from the ownership, operation or sale of the Suburban Select Service Portfolio and that relate to, arise out of or result from a claim or demand that is made against Xenia or Inland American by any person who is not a party or an affiliate of a party to the Separation and Distribution Agreement, other than liabilities arising from the breach or alleged breach by Inland American of certain fundamental representations made by Inland American to the third party purchasers of the Suburban Select Service Portfolio. Xenia has also agreed to assume and indemnify the Company for certain tax liabilities attributable to the Suburban Select Service Portfolio. As part of Xenia’s working capital at the time of the distribution, the Company left Xenia with cash estimated to be sufficient to satisfy such tax obligations.
The Separation and Distribution Agreement also governs the rights and obligations of the parties regarding the distribution, which occurred on February 3, 2015, as described above.
The Separation and Distribution Agreement also provides that Xenia and its affiliates will release and discharge Inland American and its affiliates from all liabilities existing or alleged to have existed at or before the separation, other than certain specified matters, including (i) liabilities expressly assumed by Inland American in the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Indemnity Agreement and (ii) liabilities arising pursuant to indemnification or contribution obligations set forth in such agreements. Similarly, the Separation and Distribution Agreement also provides that Inland American and its affiliates will release and discharge Xenia and its affiliates from all liabilities existing or alleged to have existed at or before the separation, other than certain specified matters, including (i) liabilities expressly assumed by Inland American in the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Indemnity Agreement and (ii) liabilities arising pursuant to indemnification or contribution obligations set forth in such agreements. These releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation, which agreements include, but are not limited to, the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement, and certain other agreements executed in connection with the separation.
Pursuant to the Separation and Distribution Agreement, Xenia has agreed to indemnify, defend and hold harmless Inland American and its affiliates and each of their respective current or former stockholders, directors, officers, agents and employees and their respective heirs, executors, administrators, successors and assigns from and against all liabilities relating to, arising out of or resulting from (i) the liabilities assumed by Xenia in the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, (ii) any breach by Xenia or any of its subsidiaries of the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement and (iii) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Company’s registration statement, other than specified information relating to and provided by Inland American (the “Specified Inland American Information”). Similarly, Inland American has agreed to indemnify, defend and hold harmless Xenia and its affiliates and each of their respective current or former stockholders, directors, officers, agents and employees and their respective heirs, executors, administrators, successors and assigns from and against all liabilities relating to, arising out of or resulting from (i) the liabilities assumed by Inland American in the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, (ii) any breach by Inland American or any of its subsidiaries of the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement and (iii) the Specified Inland American Information. Inland American and Xenia will not be deemed to be affiliates of the other for purposes for purposes of determining the above described indemnification obligations.
Xenia has also agreed to indemnify Inland American against all taxes related to Xenia, its subsidiaries (including taxes of its subsidiaries attributable to the Suburban Select Service Portfolio), its business and its assets, including taxes attributable to periods prior to the separation and Distribution and certain taxes that may be imposed on Inland American as a result of transactions with Xenia’s taxable REIT subsidiaries or their lessees that were not conducted on an arm’s-length basis. Inland American has agreed to indemnify Xenia for any taxes attributable to Inland American’s failure to qualify as a REIT, unless such failure was wholly or primarily attributable to Xenia, Xenia’s subsidiaries, Xenia’s business, or its assets. Inland American has also agreed to make a section 336(e) election with respect to the separation and distribution if Xenia determine that such an election should be made.
In addition, Xenia and Inland American have agreed not to solicit or hire the employees of the other for a period of one year following the separation. Otherwise, the parties have explicitly agreed that there will be no restrictions on post-closing competitive activities. Other matters governed by the Separation and Distribution Agreement include access to financial and other information, confidentiality, access to and provision of records and general litigation support.
In the event of any dispute arising out of the Separation and Distribution Agreement, Transition Services Agreement or Employee Matters Agreement, Inland American and Xenia have agreed to negotiate in good faith for 30 days to resolve such dispute. If Inland American and Xenia are unable to resolve disputes in this manner within 30 days, the disputes will be resolved through binding arbitration.
The foregoing is a summary of the material terms of the Separation and Distribution Agreement and does not purport to be complete and is subject to, and qualified in its entirety by, the Separation and Distribution Agreement, which is filed as an exhibit to this Annual Report.
Transition Services Agreement
On February 3, 2015, Inland American and Xenia entered into a Transition Services Agreement (the “Transition Services Agreement”) pursuant to which Inland American and its subsidiaries are providing to Xenia, on an interim, transitional basis, certain legal, information technology, and financial reporting services and other assistance that is consistent with the services provided by Inland American to Xenia before the separation or that is designed to provide temporary assistance while Xenia develops its own stand-alone systems and processes and transitions historical information and processes from Inland American to Xenia. The charges for the transition services generally are intended to allow the Company to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. The fee for each of the transition services are based on a pre-determined monthly amount for each service.
The Transition Services Agreement will terminate on the earlier of March 31, 2016 and the termination of the last service provided under it. Xenia can terminate particular services prior to the scheduled expiration date on at least thirty days’ written notice, and except in limited circumstances set forth therein, services can only be terminated at a month-end. Due to interdependencies between services, certain services may be extended or terminated early only if other services are likewise extended or terminated.
The liability of Inland American under the Transition Services Agreement is limited to the aggregate fees it receives pursuant to the Transition Services Agreement. The Transition Services Agreement also provides that Xenia shall indemnify, defend and hold harmless Inland American from and against all losses arising from, relating to or in connection with the use of any services by Xenia or its affiliates, except to the extent such losses arise from, relate to or are a consequence of Inland American’s recklessness or willful misconduct.
We expect that the total amount that will be paid to Inland American pursuant to the Transition Services Agreement, assuming that the agreement is not amended, will be between $500,000 and $800,000 for the first twelve months following the separation.

The foregoing is a summary of the material terms of the Transition Services Agreement and does not purport to be complete and is subject to, and qualified in its entirety by, the Transition Services Agreement, which is filed as an exhibit to this Annual Report.
Employee Matters Agreement
On February 3, 2015, Inland American and Xenia entered into an Employee Matters Agreement (the “Employee Matters Agreement”) in connection with the separation and distribution for the purpose of allocating between them certain assets, liabilities and responsibilities with respect to employee-related matters.
The Employee Matters Agreement governs Inland American’s and Xenia’s compensation and employee benefit obligations relating to current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and arrangements. The Employee Matters Agreement generally provides that, prior to or in connection with the separation, Xenia employees will cease to participate in employee benefit plans and programs maintained by Inland American, and from and after the separation, will participate in plans and programs maintained by Xenia for the benefit of its employees. In addition, the Employee Matters Agreement provides that, unless otherwise specified, Inland American will be responsible for liabilities associated with employees who are employed by Inland American following the separation and former Inland American employees, and Xenia will be responsible for liabilities associated with employees who are employed by Xenia following the separation and former Xenia employees.
The Employee Matters Agreement also sets forth the general principles relating to employee matters, including with respect to the assignment of employees as between Inland American and Xenia, COBRA and disability coverage obligations, workers’ compensation, accrued paid time off, employee service credit, and the sharing of employee information. The agreement specifically provides that each of Inland American and Xenia are responsible for liabilities for awards under their respective share unit plans, except that Inland American is liable for awards granted to Inland American employees under the Xenia share unit plan prior to the separation. The parties agreed that accounts in Inland American’s 401(k) plan attributable to Xenia employees and former Xenia employees and all of the related assets in Inland American’s 401(k) plan would be transferred to Xenia’s 401(k) plan as soon as practicable following the separation.
The foregoing is a summary of the material terms of the Employee Matters Agreement and does not purport to be complete and is subject to, and qualified in its entirety by, the Employee Matters Agreement, which is filed as an exhibit to this Annual Report.
Indemnity Agreement
In connection with our separation from Inland American, we have entered into an Indemnity Agreement (the “Indemnity Agreement”) with Xenia pursuant to which we have agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from:

•	the former non-public, formal, fact-finding investigation by the SEC as described in this Annual Report (the "SEC Investigation”);

•
the three related demands (including the Derivative Lawsuit described below) received by Inland American (“Derivative Demands”) from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in Inland American’s public filings with the SEC;

•	the derivative lawsuit filed on March 21, 2013 on behalf of Inland American by counsel for stockholders who made the first Derivative Demand (the “Derivative Lawsuit”); and

•	the investigation by the special litigation committee formed by the independent directors of the board of directors of Inland American;
in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after the separation or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after the separation.
While the Company has indicated that, to the best of its knowledge, it does not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation of Xenia from Inland American, the Company determined that it is in the best interests of the Company to enter into the Indemnity Agreement.
The foregoing is a summary of the material terms of the Indemnity Agreement and does not purport to be complete and is subject to, and qualified in its entirety by, the Indemnity Agreement, which is filed as an exhibit to this Annual Report.
Self-Management Transactions
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. (the “Inland Group”) pursuant to which the Company began the process of becoming entirely self-managed (collectively, the “Self-Management Transactions”). On March 12, 2014, as part of the Self-Management Transactions, the Company; the Business Manager; Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager (“ILodge”); the Company's property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. (“Eagle”), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager, and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
Concurrently, as part of the Self-Management Transactions, the Company entered into an Asset Acquisition Agreement (the “Asset Acquisition Agreement”) with the Property Managers and Eagle, pursuant to which the Company agreed to terminate the management agreements with the Property Managers at the end of 2014, hire certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for the Company by the Property Managers. The Company consummated the transactions contemplated on December 31, 2014. The Company agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that became Company employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that the Company assumed in the transaction. The Company did not assume any liabilities related to the pre-closing operations of the Property Managers, and it did not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Asset Acquisition Agreement contains termination rights and closing conditions for both the Company and the Property Managers.
Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers continued to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement. The Company transitioned the remaining property management functions on December 31, 2014. Many of the employees of the Company's former Business Manager and former Property Managers are now directly employed by the Company.

Summary of Related Party Transactions for the years ended December 31, 2014, 2013 and 2012
The following table summarizes the Company’s related party transactions for the years ended December 31, 2014, 2013 and 2012.

	For the years ended December 31,			Unpaid amounts as of December 31,
	2014	2013	2012	2014	2013
General and administrative:
General and administrative reimbursement (a)	$6,259	$15,751	$12,189	$331	$4,834
Loan servicing (b)	—	—	147	—	—
Investment advisor fee (c)	1,158	1,667	1,768	80	115
Total general and administrative to related parties	$7,417	$17,418	$14,104	$411	$4,949
Property management fees (d)	$12,182	$21,818	$27,406	$75	$67
Business manager fee (e)	2,605	37,962	39,892	—	8,836
Loan placement fees (f)	224	519	1,241	—	—

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

In addition, the Company has directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the year ended December 31, 2014, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company. Subsequent to December 31, 2014, the Company sent a termination notice for the agreement with those affiliates of the Business Manager which provided human resource services to the Company. The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration.
Unpaid amounts of $411 and $411 as of December 31, 2014 and 2013, respectively, are included in accounts payable and accrued expenses on the consolidated balance sheets.

(b)	A related party of the Business Manager provided loan servicing to the Company.

(c)	The Company paid a related party of the Business Manager to purchase and monitor its investment in marketable securities. Subsequent to December 31, 2014, the Company terminated this agreement.

(d)
As part of the Self-Management Transactions, select Property Management fees charged to the Company were reduced effective January 1, 2014 to reflect, among other things, the hiring of the Property Manager employees and the services that were no longer being performed by the Property Managers. The Amended Property Management Agreements reduced the property management fees charged in respect of most of the Company’s multi-tenant retail properties from 4.50% of gross income generated by the applicable property to 3.50% for the first six months of 2014 and to 3.25% for the last six months of 2014, and reduced fees charged in respect of the Company’s multi-tenant office properties from 3.75% of gross income generated by the applicable property to 3.50% for the first six months of 2014 and to 3.25% for the last six months of 2014. The Company also agreed to assume responsibility for the compensation-related expenses of the Property Manager employees hired by the Company effective March 31, 2014.

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
Unpaid amounts of $75 and $67 as of December 31, 2014 and 2013, respectively, are included in other liabilities on the consolidated balance sheets.

(e)
In addition to these fees, the property managers receive reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $5,848, $11,019 and $14,055 for the years ended December 31, 2014, 2013 and 2012, respectively.

In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee for February or March 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the year ended December 31, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605. Pursuant to the March 12, 2014 Self-Management Transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.
The Company incurred a business management fee of $37,962 for the year ended December 31, 2013, under the terms of its Business Manager Agreement, which was terminated March 12, 2014. After the Company’s stockholders received a non-cumulative, non-compounded return of 5.00% per annum on their “invested capital,” the Company paid its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the years ended December 31, 2013 and 2012, average invested assets were $10,742,053 and $11,470,745, respectively. The Company incurred a business management fee of $37,962 and $39,892, which was equal to 0.37%, and 0.35% of average invested assets for the years ended December 31, 2013 and 2012, respectively. Pursuant to the letter agreement dated May 4, 2012, the business management was reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the years ended December 31, 2013 and 2012, the Company incurred $2,038 and $108 of investigation costs, resulting in a business management fee expense of $37,962 and $39,892 for the year ended December 31, 2013 and 2012.

(f)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

Other Transactions
As of December 31, 2014 and 2013, the Company had deposited $376 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
The Company is party to an agreement with a limited liability company formed as an insurance association captive, which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (“IRC”), Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), and Inland Real Estate Income Trust, Inc., and a third party, Retail Properties of America (“RPAI”). On July 1, 2014, Inland Diversified completed a merger with Kite Realty Group Trust in an all-stock transaction and effectively withdrew as a member from the limited liability company. On December 1, 2014, RPAI withdrew as a member from the limited liability company. The Company paid insurance premiums of $12,354, $12,399 and $12,217 for the years ended December 31, 2014, 2013 and 2012, respectively.
During the year ended December 31, 2014, the Company sold its shares of IRC for a gain of $2,848 and therefore held no shares as of December 31, 2014. As of December 31, 2013, the Company held 899,820 shares of IRC valued at $9,466.
Policies and Procedures with Respect to Related Party Transactions
Our board, acting in accordance with the standard of care imposed on each director by the Maryland General Corporation Law, may approve a transaction with a related party if the board believes that the transaction would be in the best interest of the

Company. Our board reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the directors not interested in the transaction. All transactions described under the caption “Certain Relationships and Related Transactions, and Director Independence” are subject to board approval, including a majority of the independent directors not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors considered whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. We believe that our general policies and procedures regarding past related party transactions are evidenced by the disclosures in our prior proxy statements under the caption “Certain Relationships and Related Party Transactions.”
Our code of ethics highlights that personal conflicts of interest exist any time employees or directors face a choice between their personal interests (financial or otherwise) and the interests of the Company. Our code of ethics expressly acknowledges that conflicts of interest may call into question the integrity of the Company and provides that no employee or director should subordinate service to the Company for personal gain or advantage. The code notes that all employees and directors must be accountable for acting in the Company’s best interest. Any individual in a position where his or her objectivity may be questioned because of an individual interest or family or personal relationship (including if a member of an individual’s immediate family or household works for an entity which is itself in direct competition with the Company) is instructed to notify his or her supervisor or the Company’s general counsel. The code also provides that any individual aware of a material transaction or relationship that could reasonably be expected to give rise to a personal conflict of interest should discuss the matter promptly with the Company’s general counsel. The code establishes that conflicts of interest are prohibited as a matter of Company policy, except as approved by the Board.
Director Independence
Our business is managed under the direction and oversight of our board. The members of our board are J. Michael Borden, Thomas F. Glavin, Thomas P. McGuinness, Thomas F. Meagher, Paula Saban and William J. Wierzbicki. Mr. Robert D. Parks and Ms. Brenda G. Gujral both served as directors during the last completed fiscal year but no longer serve on our board. As required by our charter, a majority of our directors must be “independent.” As defined by our charter, an “independent director” means any director who qualifies as an “independent director” under the provisions of the New York Stock Exchange (“NYSE”) Listed Company Manual in effect from time to time. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).
Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, and considering each director’s direct and indirect association with the Company and its management, the board has determined that Ms. Saban and Messrs. Borden, Glavin, Meagher and Wierzbicki qualify as independent directors.
Our board has formed a separately designated standing audit committee which comprises of Mr. Glavin, Ms. Saban, Mr. Meagher and Mr. Borden. The board has determined that each director is independent in accordance with the listing standards of the NYSE and the rules of the SEC applicable to audit committee members.
Our board has formed a separately designated standing compensation committee which comprises of Ms. Saban, Mr. Glavin and Mr. Meagher. The board has determined that each director is independent in accordance with the listing standards of the NYSE and the rules of the SEC applicable to Compensation Committee members. Prior to September 2014, the board did not have a separately designated compensation committee, or a charter that governed the compensation process. Instead, our full board and the Self-Management Transactions Committee (the members of which now serve on the Compensation Committee) performed the functions of a compensation committee. Even though Mr. McGuinness, Mr. Parks and Ms. Gujral were not independent directors within the listing standards of the NYSE, a majority of the board of directors qualified as independent directors, as required by the charter.
Our board has formed a separately designated standing nominating and corporate governance committee which comprises of Mr. Borden and Mr. Glavin. The board has determined that each director is independent in accordance with the listing standards of the NYSE. Previously, during the last completed fiscal year, the board did not have a separately designated nominating committee, or a charter that governed the director nomination process. Instead, the full board performed the functions of a nominating committee, including identifying and selecting nominees for election at the annual meeting of stockholders. Even though Mr. McGuinness, Mr. Parks and Ms. Gujral were not independent directors within the listing standards of the NYSE, a majority of the board of directors qualified as independent directors, as required by the charter.

Item 14. Principal Accounting Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLC (“KPMG”), for the audit of our annual financial statements for the years ended December 31, 2014 and 2013, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2014 and 2013, respectively.

	Year ended December 31,
	2014	2013
Audit fees (1)	$3,117,183	$2,466,805
Audit-related fees	—	—
Tax fees (2)	$1,242,781	$748,300
All other fees	—	—
TOTAL	$4,359,964	$3,215,105

(1)
Audit fees consist principally of fees paid for the audit of our annual consolidated financial statements, review of our consolidated financial statements included in our quarterly reports and reimbursement of out-of-pocket legal expenses associated with the SEC investigation described herein. In addition, $1,583,000 of the above audit fees relate to review of the Xenia Hotels & Resorts, Inc. registration statement on Form 10, audits of significant acquirees under Rule 3-05, and the audit of the 2011-2013 combined consolidated financial statements.

(2)	Tax fees are comprised of tax compliance and consulting fees.

Approval of Services and Fees
Our audit committee has reviewed and approved all of the fees charged by KPMG for the years ended December 31, 2014 and 2013, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2014 and 2013, respectively, were consistent with maintaining KPMG’s independence. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.
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

Financial statement schedule for the year ended December 31, 2014 is submitted herewith.

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
INLAND AMERICAN REAL ESTATE TRUST, INC.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
Director, President and Chief Executive Officer (Principal Executive Officer)
Date:	March 27, 2015
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	Director, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2015
Name:	Thomas P. McGuinness

By:	/s/ Jack Potts	Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer)	March 27, 2015
Name:	Jack Potts

By:	/s/ Anna N. Fitzgerald	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 27, 2015
Name:	Anna N. Fitzgerald

By:	/s/ J. Michael Borden	Director	March 27, 2015
Name:	J. Michael Borden

By:	/s/ Thomas F. Meagher	Director	March 27, 2015
Name:	Thomas F. Meagher

By:	/s/ Paula Saban	Director	March 27, 2015
Name:	Paula Saban

By:	/s/ William J. Wierzbicki	Director	March 27, 2015
Name:	William J. Wierzbicki

By:	/s/ Thomas F. Glavin	Director	March 27, 2015
Name:	Thomas F. Glavin

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1
Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)

2.2
Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)

2.3
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015).

3.1	Seventh Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 14, 2014)

3.2
Amended and Restated Bylaws of Inland American Real Estate Trust, Inc., effective as of June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 6, 2014)

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

10.2.4
Fourth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of October 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 31, 2013)

10.2.5
Fifth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of November 29, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 3, 2013)

10.2.6
Sixth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of December 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2014)

10.2.7
Seventh Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of December 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 3, 2014)

10.2.8
Eighth Master Management Agreement and Property Management Agreement Amendment Agreement, dated as of December 30, 2013, by and among Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC, Inland American Office Management LLC and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 5, 2014)

10.2.9
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2.10
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2.11
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
First Amended and Restated Property Acquisition Agreement, dated as of July 30, 2007, by and between Inland American Real Estate Trust, Inc. and Inland American Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.4
Form of Indemnification Agreement (previously filed and incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 4 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on August 18, 2005 (file number 333-122743))

10.5
Indemnity Agreement, dated as of June 9, 2008, by Inland American Real Estate Trust, Inc. in favor of and for the benefit of Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.177 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 13, 2008)

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

EXHIBIT NO.	DESCRIPTION

10.8
Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.9
Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.10
Letter Agreement, dated May 4, 2012, from Inland American Business Manager & Advisor, Inc. to Inland American Real Estate Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 7, 2012)

10.11
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)

10.12.1^
Executive Employment Agreement, dated July 1, 2014, between Inland American Real Estate Trust, Inc. and Thomas P. McGuinness  (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 8, 2014)

10.12.2^
Executive Employment Agreement, dated July 1, 2014, between Inland American Real Estate Trust, Inc. and Jack Potts (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 8, 2014)

10.12.3^
Executive Employment Agreement, dated July 1, 2014, between Inland American Real Estate Trust, Inc. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 8, 2014)

10.12.4^
Executive Employment Agreement, dated July 1, 2014, among Xenia Hotels & Resorts, Inc., XHR Management, LLC and Marcel Verbaas (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on July 8, 2014)

10.12.5^
Executive Employment Agreement, dated July 1, 2014, among Xenia Hotels & Resorts, Inc., XHR Lodging Management, LLC and Barry A.N. Bloom (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 8, 2014)

10.13.1
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.2^	The Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.3^
The Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.4^
The Inland American Communities Group, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.5^
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.6^
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

EXHIBIT NO.	DESCRIPTION

10.13.8^
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.9^
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.10^
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.11^
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.13.12^
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K, as filed by the Registrant with the SSEC on September 22, 2014).

10.14.1
Transition Services Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.14.2
Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.14.3
First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.14.4
Amended and Restated Credit Agreement by and among Inland American Real Estate Trust, Inc., KeyBank National Association, as administrative agent, swing line lender and letter of credit issuer; KeyBanc Capital Markets Inc. and J. P. Morgan Securities LLC, as joint lead arrangers; JPMorgan Chase Bank, N.A., as syndication agent; and other lenders party thereto, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

14.1*	Code of Ethics

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

EXHIBIT NO.	DESCRIPTION

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 27, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report on Form 10-K.

^	Management contract or compensatory plan or arrangement.