Form 10-Q
period 2015-03-31
InvenTrust Properties Corp.
filed 2015-05-14
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-51609
INVENTRUST PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2809 Butterfield Road, Suite 360, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
855-377-0510
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
Yes  ☐   No ☒
As of May 8, 2015 there were 861,824,777 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

- i-

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Balance Sheets
(unaudited)
(Dollar amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Investment properties:
Land	$770,765	$770,220
Building and other improvements	3,032,679	3,030,645
Construction in progress	298,415	265,303
Total	4,101,859	4,066,168
Less accumulated depreciation	(627,597)	(598,440)
Net investment properties	3,474,262	3,467,728
Cash and cash equivalents	197,783	598,904
Restricted cash and escrows	32,947	32,950
Investment in marketable securities	283,829	154,753
Investment in unconsolidated entities	118,503	122,203
Accounts and rents receivable (net of allowance of $5,782 and $5,658)	43,906	40,798
Intangible assets, net	81,768	89,705
Deferred costs and other assets	57,939	59,476
Assets of discontinued operations	13,175	2,930,799
Total assets	$4,304,112	$7,497,316
Liabilities
Debt	$1,834,436	$1,991,608
Accounts payable and accrued expenses	82,589	79,368
Distributions payable	9,336	35,909
Intangible liabilities, net	42,250	43,258
Other liabilities	31,089	24,595
Liabilities of discontinued operations	2,539	1,325,749
Total liabilities	2,002,239	3,500,487
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 861,824,777 and 861,824,777 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	861	861
Additional paid in capital	6,065,060	7,755,471
Accumulated distributions in excess of net loss	(3,869,642)	(3,820,882)
Accumulated other comprehensive income	105,469	57,599
Total Company stockholders’ equity	2,301,748	3,993,049
Noncontrolling interests	125	3,780
Total equity	2,301,873	3,996,829
Total liabilities and equity	$4,304,112	$7,497,316
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Income:
Rental income	$89,855	$97,997
Tenant recovery income	17,916	18,355
Other property income	1,898	2,137
Total income	109,669	118,489
Expenses:
General and administrative expenses	20,583	14,101
Property operating expenses	20,220	21,722
Real estate taxes	12,569	12,166
Depreciation and amortization	36,988	39,584
Business management fee	—	2,594
Provision for asset impairment	—	6,841
Total expenses	90,360	97,008
Operating income	19,309	21,481
Interest and dividend income	3,291	3,997
Gain on sale of investment properties	728	1,244
Loss on extinguishment of debt	(1,355)	(1,153)
Other income	911	2,156
Interest expense	(23,047)	(31,719)
Equity in earnings of unconsolidated entities	1,973	712
Realized gain on sale of marketable securities, net	2,711	33
Income (loss) before income taxes	4,521	(3,249)
Income tax expense	(929)	(302)
Net income (loss) from continuing operations	3,592	(3,551)
Net income from discontinued operations	2,241	134,032
Net income	5,833	130,481
Less: Net income attributable to noncontrolling interests	(8)	—
Net income attributable to Company	$5,825	$130,481
Net income (loss) per common share, from continuing operations, basic and diluted	$0.00	$0.00
Net income per common share, from discontinued operations, basic and diluted	$0.00	$0.15
Net income per common share, basic and diluted	$0.00	$0.15
Weighted average number of common shares outstanding, basic and diluted	861,824,777	912,594,434
Comprehensive income:
Net income attributable to Company	$5,825	$130,481
Unrealized gain on investment securities	51,204	10,563
Unrealized loss on derivatives	(360)	(750)
Reclassification adjustment for amounts recognized in net income	(2,974)	184
Comprehensive income attributable to the Company	$53,695	$140,478
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the three months ended March 31, 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2015	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income	—	—	—	5,825	—	8	5,833
Unrealized gain on investment securities	—	—	—	—	51,204	—	51,204
Unrealized loss on derivatives	—	—	—	—	(360)	—	(360)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(2,974)	—	(2,974)
Distributions declared	—	—	—	(54,585)	—	—	(54,585)
Contributions from noncontrolling interests, net	—	—	—	—	—	160	160
Equity effect of Spin-Off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at March 31, 2015	861,824,777	$861	$6,065,060	$(3,869,642)	$105,469	$125	$2,301,873
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the three months ended March 31, 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	130,481	—	—	130,481
Unrealized gain on investment securities	—	—	—	—	10,563	—	10,563
Unrealized loss on derivatives	—	—	—	—	(750)	—	(750)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	184	—	184
Distributions declared	—	—	—	(114,155)	—	—	(114,155)
Contributions from noncontrolling interests	—	—	—	—	—	374	374
Proceeds from distribution reinvestment program	6,479,958	7	44,965	—	—	—	44,972
Share repurchase program	(1,077,829)	(1)	(7,480)	—	—	—	(7,481)
Balance at March 31, 2014	915,257,302	$915	$8,101,002	$(3,854,323)	$81,125	$2,110	$4,330,829
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,833	$130,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,936	86,124
Amortization of above and below market leases, net	(90)	(277)
Amortization of debt premiums, discounts and financing costs	2,207	3,521
Straight-line rental income	63	(1,878)
Provision for asset impairment	—	9,839
Gain on sale of investment properties, net	(728)	(126,943)
Loss on extinguishment of debt	1,355	9,955
Equity in earnings of unconsolidated entities	(1,973)	(479)
Distributions from unconsolidated entities	2,125	1,798
(Gain), loss and impairment of investment in unconsolidated entities, net	—	(4,481)
Realized gain on sale of marketable securities	(2,711)	(33)
Changes in assets and liabilities:
Accounts and rents receivable	(6,294)	(11,004)
Deferred costs and other assets	4,606	(13,113)
Accounts payable and accrued expenses	(18,376)	(12,765)
Other liabilities	5,737	(6,602)
Prepayment penalties and defeasance	—	(194)
Net cash flows provided by operating activities	$40,690	$63,949
Cash flows from investing activities:
Purchase of investment properties	—	(194,899)
Acquired in-place and market lease intangibles, net	—	(14,797)
Capital expenditures and tenant improvements	(15,336)	(11,625)
Investment in development projects	(34,624)	(15,654)
Proceeds from sale of investment properties, net	1,454	462,178
Proceeds from sale of marketable securities	2,875	356
Consolidation of joint venture	—	(2,944)
Contributions to unconsolidated entities	—	(27,275)
Distributions from unconsolidated entities	3,549	15,629
Payment of leasing fees	(507)	(930)
Restricted escrows and other assets	808	(4,961)
Other liabilities	1,064	12,400
Net cash flows (used in) provided by investing activities	$(40,717)	$217,478

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from distribution reinvestment program	$—	$44,972
Shares repurchased	—	(7,481)
Distributions paid	(81,155)	(113,930)
Proceeds from debt and notes payable	49,961	140,530
Payoffs of debt	(200,000)	(93,719)
Principal payments of mortgage debt	(6,683)	(10,693)
Payoff of margin securities debt, net	—	(3,937)
Payment of loan fees and deposits	(1,659)	283
Contributions from noncontrolling interests, net	160	374
Payments for contingent consideration	—	(4,500)
Cash contribution to Xenia Hotels & Resorts, Inc.	(165,884)	—
Property level cash contributed to Xenia Hotels & Resorts, Inc.	(130,080)	—
Net cash flows used in financing activities	$(535,340)	$(48,101)
Net (decrease) increase in cash and cash equivalents	(535,367)	233,326
Cash and cash equivalents, at beginning of period	733,150	319,237
Cash and cash equivalents, at end of period	$197,783	$552,563

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net capitalized interest of $2,111 and $1,821	$26,804	$57,506

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	$1,484,872	$—
Property surrendered in extinguishment of debt	$—	$11,000
Mortgage assumed by buyer upon disposal of property	$—	$617,422
Consolidation of assets from joint venture	$—	$21,833
Assumption of mortgage debt at consolidation of joint venture	$—	$11,967
Liabilities assumed at consolidation of joint venture	$—	$446

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company", and formerly known as Inland American Real Estate Trust, Inc.) for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report on Form 10-K as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
Inland American Real Estate Trust, Inc., which on April 16, 2015, changed its name to InvenTrust Properties Corp. (the "Company"), was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail, office, industrial, multi-family (both conventional apartments and student housing), and lodging properties, located in the United States. The Company was party to a business management agreement with Inland American Business Manager and Advisor, Inc. (the "Business Manager") pursuant to which it served as the Company's business manager, with responsibility for overseeing and managing its day-to-day operations, under the supervision of the Company's board of directors. The Company was also party to property management agreements with each of its property managers (the "Property Managers").
On March 12, 2014, the Company began the process of becoming fully self-managed by terminating its business management agreement, hiring all of the employees of the Business Manager and acquiring the assets of its Business Manager necessary to perform the functions previously performed by the Business Manager. Similarly, as of March 12, 2014, certain functions performed by the Property Managers, such as property-level accounting, lease administration, leasing, marketing and construction functions, were transitioned to the Company. The self-management transactions were completed on December 31, 2014 when the Company acquired the assets of its property managers and hired substantially all of its employees and the remaining property management functions were transitioned to the Company.
On February 3, 2015, the Company completed the previously announced spin-off (the "Spin-Off") of its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the “Record Date”). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “XHR.” In connection with the Spin-Off, the Company entered into certain agreements that, among other things, provide a framework for the Company’s relationship with Xenia after the Spin-Off, including a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement. Following the Spin-Off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2015 and 2014.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each property is owned by a separate legal entity which maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 8. Debt".
At March 31, 2015, the Company owned 142 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014. At December 31, 2014, the Company owned 188 properties, of which 46 lodging assets were included in the Spin-Off and

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

classified as assets of discontinued operations. At March 31, 2014, the Company owned 272 properties, and additionally classified ten properties as held for sale.
The breakdown, by segment, of the 142 owned properties at March 31, 2015 is as follows:

Segment	Property Count	Square Feet / Beds
Retail	108	15,477,279	Square feet
Student Housing	14	7,989	Beds
Non-core	20	6,409,697	Square feet
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
Refer to the Company's audited financial statements for the year ended December 31, 2014, as certain note disclosures contained in such audited financial statements have been omitted from these interim consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim period beginning after December 31, 2016. Early adoption is prohibited. In April 2015, the FASB voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU 2015-02, Consolidation.  This update includes amendments that change the requirements for evaluating limited partnerships and similar entities for consolidation.  Under the new guidance, limited partnerships and similar entities will be considered variable interest entities ("VIEs") unless a scope exception applies.  As such, entities that consolidate limited partnerships and similar entities that are considered to be VIEs will be subject to VIE primary beneficiary disclosure requirements, and entities that do not consolidate a VIE will be subject to the disclosure requirements that apply to variable interest holders other than the primary beneficiary.  The new guidance also eliminates three of the six criteria for determining if fees paid to a decision maker or service provider are considered to be variable interest in a VIE and changes the criteria used to determine if variable interests in a VIE held by related parties of a reporting entity require the reporting entity to consolidate the VIE.  This standard will be effective for financial statements issued by public companies for annual and interim reporting periods beginning after December 15, 2015.  The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements; however, the Company will continue to evaluate the potential impact.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption to have a significant impact on the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired no properties during the three months ended March 31, 2015.
The Company acquired three properties, including two retail properties and one lodging property for the three months ended March 31, 2014, for a gross acquisition price of $209,150. The table below reflects acquisition activity during the three months ended March 31, 2014.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Rooms
Retail	Suncrest Village	2/13/2014	$14,050	93,358	Square Feet
Retail	Plantation Grove	2/13/2014	12,100	73,655	Square Feet
Retail, subtotal			26,150

Lodging	Aston Waikiki Beach (a)	2/28/2014	183,000	645	Rooms

Total			$209,150
(a) Aston is the registered trademark of Aston Hotels & Resorts LLC and is the exclusive property of its owner.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the three months ended March 31, 2014, as listed above.

2014 Acquisitions
Land	$10,446
Building	154,343
Furniture, fixtures, and equipment	27,087
Total fixed assets	$191,876
Below market ground lease	9,516
Net other assets and liabilities	7,758
Total	$209,150
For properties acquired during the three months ended March 31, 2014, the Company recorded revenue of $3,894. The Company recorded property net income of $1,683, excluding related expensed acquisition costs for the three months ended March 31, 2014. The Company incurred $37 and $1,272 of acquisition and transaction costs during the three months ended March 31, 2015 and 2014, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

4. Disposed Properties
The Company sold no operating properties and one land parcel during the three months ended March 31, 2015 for a gross disposition price of $1,410. The Company sold 223 properties and surrendered one property to the lender for the three months ended March 31, 2014 for a gross disposition price of $1,112,300. For the three months ended March 31, 2015 and 2014, the Company had generated net proceeds from the sale of properties of $1,454 and $462,178, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded a gain on sale of investment properties of $728 and $1,244, respectively, in continuing operations.
In line with the Company's adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. On February 3, 2015, the Company completed the previously announced spin-off of its lodging subsidiary, Xenia. The 46 assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. The operations of these 46 assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2015 and 2014. The major classes of assets and liabilities of discontinued operations as of March 31, 2015 and December 31, 2014 were as follows:

	As of
	March 31, 2015	December 31, 2014
Assets
Investment properties:
Land	$—	$338,313
Building and other improvements	—	2,710,647
Construction in progress	—	39,736
Total	—	3,088,696
Less accumulated depreciation	—	(505,986)
Net investment properties	—	2,582,710
Cash and cash equivalents	—	134,245
Restricted cash and escrows	20	87,296
Accounts and rents receivable (net of allowance of $0 and $251)	—	26,502
Intangible assets, net	—	64,541
Deferred costs and other assets (a)	13,155	35,505
Total assets	$13,175	$2,930,799
Liabilities
Debt	—	1,199,027
Accounts payable and accrued expenses	11	88,356
Intangible liabilities, net	—	4,212
Other liabilities (b)	2,528	34,154
Total liabilities	$2,539	$1,325,749
(a) Deferred costs and other assets at March 31, 2015 include receivables from Xenia related to hotel reserve escrows and property insurance proceeds.
(b) Other liabilities at March 31, 2015 include tax liabilities related to hotel properties payable by the Company.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

For the three months ended March 31, 2015, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off. For the three months ended March 31, 2014, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off, the 52 select service lodging properties sold on November 17, 2014, the 3 stand-alone lodging properties sold in 2014, and the portfolio of 223 net lease properties sold in 2014. All other property disposals are now included as a component of income from continuing operations, consistent with the Company's adoption of ASU No. 2014-08.

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$68,682	$291,114
Depreciation and amortization expense	11,934	46,530
Other expenses	55,460	197,853
Provision for asset impairment	—	2,998
Operating income from discontinued operations	$1,288	$43,733
Interest expense, income taxes, and other miscellaneous income	953	(26,598)
Gain on sale of properties, net	—	125,699
Loss on extinguishment of debt	—	(8,802)
Net income from discontinued operations	$2,241	$134,032
Net cash (used in) provided by operating activities from the properties classified as discontinued operations was $(4,010) and $45,670 for the three months ended March 31, 2015 and 2014, respectively. Net cash (used in) provided by investing activities from the properties classified as discontinued operations was $(14,877) and $229,719 for the three months ended March 31, 2015 and 2014, respectively.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

5. Investment in Partially Owned Entities
Consolidated Entities
During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company had ownership interests of 75% in each joint venture. These entities were considered VIEs as defined in FASB ASC 810 because the entities did not have enough equity to finance their activities without additional subordinated financial support. The Company determined it had the power to direct the activities of the VIEs that most significantly impacted the VIEs' economic performance, as well as the obligation to absorb losses of the VIEs that could have potentially been significant to the VIEs or the right to receive benefits from the VIEs that could have potentially been significant to the VIEs. As such, the Company had a controlling financial interest and was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company and are included as a part of assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. These entities were included in the Spin-Off on February 3, 2015 and are no longer part of the Company.
For the VIEs where the Company was the primary beneficiary, the following are the liabilities of the consolidated VIEs which were not recourse to the Company, and the assets that could only have been used to settle those obligations.

December 31, 2014
Net investment properties	$39,736
Other assets	1,318
Total assets	41,054
Mortgages, notes and margins payable	(21,214)
Other liabilities	(6,465)
Total liabilities	(27,679)
Net assets	$13,375
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for details of each unconsolidated entity.
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

Entity	Description	Ownership %	Investment at March 31, 2015	Investment at December 31, 2014
IAGM Retail Fund I, LLC	Retail shopping centers	55%	$105,784	$109,273
Cobalt Industrial REIT II (a)	Industrial portfolio	36%	7,486	7,486
15th & Walnut Owner, LLC (b)	Student housing	62%	4,653	4,740
Other Unconsolidated Entities	Various real estate investments	Various	580	704
			$118,503	$122,203

(a)
On December 18, 2014, Cobalt sold all of its real estate assets, and the Company recognized its share of the gain on the sale of the assets in equity in earnings for the year ended December 31, 2014. The balance of this joint venture at March 31, 2015 reflects the Company's expected return of the joint venture's remaining cash assets.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

(b)
On February 4, 2013, the Company entered into a joint venture agreement with Gerding Edlen Investors, LLC ("GE") in order to develop, construct and manage a student housing community on the campus of the University of Oregon in Eugene, Oregon, which was completed later in 2013 and is now fully operational. The joint venture is known as 15th & Walnut Owner, LLC ("Eugene"). The Company contributed $5,200 for an equity stake of 62%. The Company analyzed the joint venture and determined it is a VIE because the entity did not have enough equity to finance its activities without additional subordinated financial support. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also required the agreement of GE, which equates to shared decision making ability, and therefore the Company did not have the power to direct the activities of the VIE that most significantly impacted the VIE's economic performance. As such, the Company has significant influence but does not control Eugene. Therefore, the Company does not consolidate this entity and accounts for its investment in the entity under the equity method of accounting.

On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of March 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,481 on the purchase of this investment during the three months ended March 31, 2014. This gain is included as a discontinued operation on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2014.
For the three months ended March 31, 2015 and 2014, the Company recorded no impairment in its unconsolidated entities.
Combined Financial Information
The following tables present the combined condensed financial information for the Company’s investment in unconsolidated entities.

	March 31, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation	$569,531	$606,053
Other assets	165,718	186,220
Total Assets	$735,249	$792,273
Liabilities and Equity:
Mortgage debt	352,928	416,374
Other liabilities	62,380	72,994
Equity	319,941	302,905
Total Liabilities and Equity	$735,249	$792,273
Company’s share of Equity	$132,913	$136,743
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,240 and $1,085, respectively)	(14,410)	(14,540)
Carrying value of investments in unconsolidated entities	$118,503	$122,203

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$19,644	$47,376
Expenses:
Interest expense and loan cost amortization	4,147	12,335
Depreciation and amortization	5,634	17,380
Operating expenses, ground rent and general and administrative expenses	5,828	17,840
Total expenses	15,609	47,555
Net income (loss)	$4,035	$(179)
Company’s share of:
Net income, net of excess basis depreciation of $130 and $128	$1,973	$712
The unconsolidated entities had total third party debt of $352,928 at March 31, 2015 that matures as follows:

Year	Amount
2015	$—
2016	31,692
2017	—
2018	204,028
2019	16,250
Thereafter	100,958
$352,928
Of the total outstanding debt, approximately $24,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

6. Transactions with Related Parties
As of January 1, 2015, the Company is no longer a related party to The Inland Group, Inc. (the "Inland Group") as described below.
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company; the Business Manager; Inland American Lodging Advisor, Inc. a wholly owned subsidiary of the Business Manager ("ILodge"); the Company's property managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”); their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, the “Property Managers”); and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
Concurrently, as part of the Self-Management Transactions, the Company entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which the Company agreed to terminate the management agreements with the Property Managers at the end of 2014, hire certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for the Company by the Property Managers. The Company agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that became Company employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that the Company assumed in the transaction. The Company did not assume any liabilities related to the pre-closing operations of the Property Managers, and it did not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Company consummated the transactions contemplated thereby on December 31, 2014.
Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers continued to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement. The Company transitioned the remaining property management functions on December 31, 2014. Many of the employees of the Company's former Business Manager and former Property Managers are now directly employed by the Company. The Amended Property Management Agreements terminated on December 31, 2014 pursuant to their terms.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2015 and 2014.

	For the three months ended		Unpaid amounts as of
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014
General and administrative:
General and administrative reimbursement (a)	$—	$3,968	$—	$331
Investment advisor fee (b)	—	349	—	80
Total general and administrative to related parties	$—	$4,317	$—	$411
Property management fees (c)	$—	$3,618	$—	$75
Business management fee (d)	$—	$2,594	$—	$—
Loan placement fees (e)	$—	$208	$—	$—

(a)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement on March 12, 2014, the Company reimbursed the Business Manager for compensation and other ordinary course out-of-pocket expenses, which totaled approximately $3,401. In addition, the Company reimbursed the Property Managers approximately $249 for compensation and out-of-pocket expenses incurred between January 1, 2014 and March 12, 2014 for the Property Manager employees the Company hired at closing to approximate the economics as though the Company had hired such employees on January 1, 2014. These costs are reflected in general and administrative reimbursements above.

In addition, the Company has directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the year ended December 31, 2014, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company. During the three months ended March 31, 2015, the Company sent a termination notice for the agreement with those affiliates of the Business Manager which provided human resource services to the Company. The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.
Unpaid amounts of $411 as of December 31, 2014 are included in accounts payable and accrued expenses on the consolidated balance sheet.

(b)
The Company paid a related party of the Business Manager to purchase and monitor its investment in marketable securities. The Company terminated this agreement during the three months ended March 31, 2015.

(c)
As part of the Self-Management Transactions, select Property Management fees charged to the Company were reduced effective January 1, 2014 to reflect, among other things, the hiring of the Property Manager employees and the services that were no longer being performed by the Property Managers. The Amended Property Management Agreements reduced the property management fees charged in respect of most of the Company’s multi-tenant retail properties to 3.50% of gross income generated by the applicable property for the first six months of 2014, and reduced fees charged in respect of the Company’s multi-tenant office properties to 3.50% of gross income generated by the applicable property for the first six months of 2014. The Company also agreed to assume responsibility for the compensation-related expenses of the Property Manager employees hired by the Company effective March 1, 2014.

Unpaid amounts of $75 as of December 31, 2014 are included in other liabilities on the consolidated balance sheet.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

In addition to these fees, the Property Managers received reimbursements of payroll costs for property level employees. The Company reimbursed the Property Managers and other affiliates $2,391 for the three months ended March 31, 2014.

(d)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee subsequent to January 31, 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. The Master Modification Agreement contained a ninety-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the three months ended June 30, 2014, which resulted in $739 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,594. Pursuant to the March 12, 2014 Self-Management Transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.

(e)
The Company pays a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs are capitalized as loan fees and amortized over the respective loan term.

As of March 31, 2015 and December 31, 2014, the Company had deposited $377 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

7. Investment in Marketable Securities
Investment in marketable securities of $283,829 and $154,753 at March 31, 2015 and December 31, 2014, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $176,074 and $95,480 as of March 31, 2015 and December 31, 2014, respectively. The Company's investment in marketable securities includes a 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $128,990 as of March 31, 2015. The cost basis of the Xenia securities held by the Company was $80,748 as of March 31, 2015, which is equal to 5% of the the net equity, at historical cost basis, contributed to Xenia at the time of the Spin-Off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $107,755 and $59,273, which includes gross unrealized losses of $1,712 and $1,328 related to its marketable securities as of March 31, 2015 and December 31, 2014, respectively. Securities with gross unrealized losses have a related fair value of $9,384 and $11,502 as of March 31, 2015 and December 31, 2014, respectively. The unrealized gain on the Xenia securities held by the Company was $48,242 as of March 31, 2015.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three months ended March 31, 2015 and 2014.
Dividend income is recognized when earned. During the three months ended March 31, 2015 and 2014, dividend income of $2,899 and $3,719, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

8. Debt
Mortgages Payable
Mortgage loans outstanding as of March 31, 2015 and December 31, 2014 were $1,840,906 and $2,999,968, respectively, and had a weighted average interest rate of 5.03% and 4.63% per annum, respectively. Of the mortgage loans outstanding at December 31, 2014, approximately $1,200,688 related to liabilities of discontinued operations. Mortgage premium and discount, net, was a discount of $6,507 and $9,332 as of March 31, 2015 and December 31, 2014, respectively. Of this net mortgage discount, $1,661 related to liabilities of discontinued operations at December 31, 2014. As of March 31, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of March 31, 2015	Weighted average interest rate
2015	$25,800	6.22%
2016	240,652	5.13%
2017	782,604	5.46%
2018	185,296	2.86%
2019	—	—%
Thereafter	606,554	5.03%
Total	$1,840,906	5.03%
The Company is negotiating refinancing debt maturing in 2015. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2015, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $31,859 is recourse to the Company at March 31, 2015.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of March 31, 2015, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $2,608. This loan is not cross collateralized with any other mortgage loans or recourse to the Company. The balance of $2,608 on this loan matures in 2016. As of December 31, 2014, the Company was in compliance with all such covenants, with the exception of one hotel which was closed for business during the fourth quarter of 2014 due to earthquake damage.
Line of Credit
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $299,963 available under the revolving line of credit as of March 31, 2015. As of March 31, 2015, the interest rate of the revolving line of credit was 1.40%.
In 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500,000. The credit facility consisted of a $300,000 senior unsecured revolving line of credit and a total outstanding term loan of $200,000. As of December 31, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remained outstanding as of December 31, 2014 and was repaid during the three months ended March 31, 2015. As of December 31, 2014, the Company had $300,000 available under the revolving line of credit. This credit agreement was refinanced on February 3, 2015, as described above.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2015
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$280,108	$—	$—
Real estate related bonds	—	3,721	—
Total assets	$280,108	$3,721	$—
Derivative interest rate instruments	—	(2,360)	—
Total liabilities	$—	$(2,360)	$—

	Fair Value Measurements at December 31, 2014
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$151,062	$—	$—
Real estate related bonds	—	3,691	—
Total assets	$151,062	$3,691	$—
Derivative interest rate instruments	—	(1,744)	—
Total liabilities	$—	$(1,744)	$—

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

Level 1
At March 31, 2015 and December 31, 2014, the fair value of the available-for-sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2015 and December 31, 2014, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2015 and December 31, 2014, the Company had outstanding interest rate swap agreements with a notional value of $47,000 and $51,283, respectively.
Level 3
At March 31, 2015 and December 31, 2014, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three months ended March 31, 2014. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended
	March 31, 2015		March 31, 2014
	Fair Value Measure-ments Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measure-ments Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$—	$—	$22,280	$6,841
Total	—	—	22,280	6,841
Investment Properties
During the three months ended March 31, 2015, the Company recognized no impairment.
During the three months ended March 31, 2014, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company's estimated fair value relating to the investment properties' impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates. For those properties impaired during the three months ended March 31, 2014, the Company estimated fair value using letters of intent and purchase contracts.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

For the three months ended March 31, 2014, the Company recorded an impairment of investment properties of $6,841. Certain properties were impaired prior to disposal. There were no related impairment charges for those properties included in discontinued operations for the three months ended March 31, 2015. There were $2,998 related impairment charges for those properties included in discontinued operations for the three months ended March 31, 2014.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,840,906	$1,864,905	$2,999,968	$3,022,002
Line of credit	$37	$37	$200,000	$200,000
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.84% per annum. The fair value estimate of the line of credit approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Internal Revenue Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels were leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation. For the three months ended March 31, 2015 and 2014, an income tax expense of $929 and $302, respectively, was included on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

11. Segment Reporting
The Company's current portfolio strategy is to tailor and grow the retail and student housing segments and dispose of the remaining non-core assets. The Company's objective has been, and will continue to be, maximizing stockholder value over the long-term. The non-core segment includes multi-tenant office and triple-net properties. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the three months ended March 31, 2015, approximately 13% of the Company’s retail and non-core rental revenue from continuing operations was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T, Inc. were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants. The student housing segment was not considered in this analysis as leases are on a per bed basis, for a year or less, and are immaterial when evaluated individually.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$89,839	$49,839	$17,778	$22,222
Straight line adjustment	16	774	35	(793)
Tenant recovery income	17,916	16,087	177	1,652
Other property income	1,898	739	1,082	77
Total income	109,669	67,439	19,072	23,158
Operating expenses	32,789	22,502	6,472	3,815
Net operating income	$76,880	44,937	12,600	19,343
Non-allocated expenses (a)	(57,571)
Other income and expenses (b)	(17,690)
Equity in earnings of unconsolidated entities	1,973
Provision for asset impairment (c)	—
Net income from continuing operations	3,592
Net income from discontinued operations (d)	2,241
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$5,825
Balance Sheet Data
Real estate assets, net (e)	$3,257,615	2,021,963	629,464	606,188
Non-segmented assets (f)	1,046,497
Total assets	4,304,112
Capital expenditures	$1,620	1,494	105	21

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, loss on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	There was no provision for asset impairment during the three months ended March 31, 2015.

(d)	Net income from discontinued operations primarily relates to the lodging properties included in the Spin-Off of Xenia.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2014.

	Total	Retail	Student Housing	Non-core
Rental income	$96,226	$51,492	$17,241	$27,493
Straight line adjustment	1,771	1,240	113	418
Tenant recovery income	18,355	16,363	130	1,862
Other property income	2,137	1,101	940	96
Total income	118,489	70,196	18,424	29,869
Operating expenses	33,888	22,454	6,577	4,857
Net operating income	$84,601	47,742	11,847	25,012
Non-allocated expenses (a)	(56,279)
Other income and expenses (b)	(25,744)
Equity in earnings of unconsolidated entities	712
Provision for asset impairment (c)	(6,841)
Net loss from continuing operations	(3,551)
Net income from discontinued operations (d)	134,032
Less: net income attributable to noncontrolling interests	—
Net income attributable to Company	$130,481

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, loss on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $6,841 related to two non-core properties.

(d)	Net income from discontinued operations primarily relates to the gain on sale of net lease properties sold in 2014.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
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
The basic and diluted weighted average number of common shares outstanding was 861,824,777 and 912,594,434, for the three months ended March 31, 2015 and 2014, respectively.
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
13. Commitments and Contingencies
In May 2012, the Company disclosed that the SEC is conducting a non-public, formal, fact-finding investigation ("SEC Investigation") to determine whether there have been violations of certain provisions of the federal securities laws regarding the payment of fees to the Company's former Business Manager and Property Managers, transactions with the Company's former affiliates, timing and amount of distributions paid to the Company's investors, determination of property impairments, and any decision regarding whether it might become a self-administered REIT.
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
On March 21, 2013, counsel for the stockholders who made the first Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court stayed the case - Trumbo v. The Inland Group, Inc. -pending completion of the special litigation committee's investigation.
On December 8, 2014, the special litigation committee completed its investigation and issued its report and recommendation. The special litigation committee concluded that there is no evidence to support the allegations of wrongdoing in the Derivative Demands. Nonetheless, in the course of its investigation, the special litigation committee uncovered facts indicating that certain then-related parties breached their fiduciary duties to the Company by failing to disclose to the independent directors certain facts and circumstances associated with the payment of fees to its former Business Manager and Property Managers. The special litigation committee determined that it is advisable and in the best interests of the Company to maintain a derivative action against its former Business Manager, Property Managers, and Inland American Holdco Management LLC. The special

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except data amounts)
March 31, 2015
(unaudited)

litigation committee found that it was not in the best interests of the Company to pursue claims against any other entities or against any individuals.
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
On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015.
On March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received to date, it did not intend to recommend any enforcement action against the Company.
In connection with the Spin-Off of Xenia from the Company, the Company entered into an Indemnity Agreement with Xenia on August 8, 2014, as amended. Pursuant to the Indemnity Agreement, the Company agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the SEC Investigation; the Derivative Demands; the Trumbo action; and the investigation by the special litigation committee of the board of directors of the Company, in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
While, to the best of its knowledge, the Company does not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation of Xenia from the Company, the Company determined that it was in the best interests of the Company to enter into the Indemnity Agreement.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

14. Subsequent Events
Subsequent to March 31, 2015, the Company sold one non-core property for $27,500 and acquired two retail properties for a gross acquisition price of $90,500. On April 16, 2015, the Company changed its name from Inland American Real Estate Trust, Inc. to InvenTrust Properties Corp.

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
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.’s (the “Company”) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item IA. Risk Factors,” and the risks and uncertainties related to the following: market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to identify, execute and complete strategic transactions; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company’s ability to identify disposition opportunities and to successfully execute on such dispositions; the Company’s ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; the Company’s ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the impact of leasing and capital expenditures to improve the Company’s properties in order to retain and attract tenants; the Company’s organizational and governance structure, including its recent transition to becoming a self-managed company; loss of members of the Company’s senior management team or key personnel; adverse litigation judgments or settlements; the Company’s ability to collect rent from tenants or to rent space on favorable terms or at all; the economic success and viability of the Company’s anchor retail tenants; forthcoming expirations of certain of the Company’s leases and the Company’s ability to re-lease such properties; changes in the competitive environment in the leasing market and any other market in which the Company operates; events beyond the Company’s control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; actions or failures by the Company’s joint venture partners, including development partners; the Company’s investment in equity and debt securities and in companies that the Company does not control, including Xenia Hotels & Resorts, Inc.; the Company’s status as a real estate investment trust (“REIT”) for federal tax purposes; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations and United States accounting standards or interpretations thereof; and the Company’s debt financing, including risk of default, loss and other restrictions placed on the Company.
The following discussion and analysis relates to the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview
Over the past two years, we have been implementing our strategy of focusing our portfolio into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals have been to enhance long-term stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. Following the completion of the Spin-Off of our lodging segment as described below, as of March 31, 2015, our portfolio is comprised of 142 properties, excluding development properties, representing 15.5 million square feet of retail space, 7,989 student housing beds, and 6.4 million square feet of non-core space. With our current portfolio, our strategy is to tailor and grow our retail and student housing segments and dispose of our remaining non-core segment. Our objective has been, and will continue to be, maximizing stockholder value over the long-term.
On April 16, 2015, we announced that we changed our name to InvenTrust Properties Corp. Following the completion of the self-management transactions in 2014 and the Spin-Off of our lodging segment in 2015, we determined it was an appropriate time to change our name and develop a brand that is consistent with our strategy. Our new name is consistent with our multi-tenant retail strategy to bring innovation and invention to the way we operate our retail properties. We also continue to develop and expand our student housing business segment, which operates under the University House Communities name.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the three months ended March 31, 2015 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, management fees, utilities, and insurance (some of which are recoverable).
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

Company highlights for the three months ended March 31, 2015
Distributions, including the Spin-off of Lodging Subsidiary, Xenia Hotels & Resorts, Inc.
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

Upon completing the Spin-Off, our Board analyzed and reviewed our distribution rate and announced a new distribution rate of $0.13 per share on an annualized basis beginning with the distribution paid in March 2015. A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, the board of directors determined that it is in the best interest of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment.
In an effort to become a more efficient organization, we will be moving to quarterly distributions in the third quarter of this year. Switching from monthly to quarterly distributions will provide cost savings of approximately $1 million in printing and mailing costs.
Financing Activities
On February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 31, 2015, we had $0.04 million outstanding under the revolving credit facility.
As of March 31, 2015, we had mortgage debt of approximately $1.8 billion, which has a weighted average interest rate of 5.03% per annum. Our debt maturities remaining for 2015 are $25.8 million. This debt bears interest at a weighted average interest rate of 6.22% per annum. Of the total mortgage debt of $1.8 billion, approximately $209.3 million of that amount is variable rate debt.
Same Store Segment Net Operating Income
The following table represents our same store net operating income for the three months ended March 31, 2015 and 2014. Same store properties are properties we have owned and operated for the same period during each year. Net operating income is calculated and reconciled to U.S. generally accepted accounting principles ("GAAP") net income in "Part I, Item 1. Note 11 to the Consolidated Financial Statements."

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Increase (decrease)	Increase (decrease)	Average Occupancy March 31, 2015 (a)	Average Occupancy March 31, 2014 (a)
Retail	$43,077	$44,145	$(1,068)	(2.4)%	93%	93%
Student Housing	10,585	10,098	487	4.8%	94%	91%
Non-core	19,414	19,476	(62)	(0.3)%	91%	95%
	$73,076	$73,719	$(643)	(0.9)%

(a)
Economic occupancy, shown for the retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy is shown for the student housing segment.

Same store net operating income for our retail segment decreased slightly for the three months ended March 31, 2015 compared to the same period in 2014 due to one time transactions, such as termination fee income and recovery income that occurred during the three months ended March 31, 2014. Same store net operating income for our student housing segment increased for the three months ended March 31, 2015 compared to the same period in 2014 due to higher occupancy and higher rental rates. Same store net operating income for our non-core segment remained unchanged with a slight decrease for the three months ended March 31, 2015 compared to the same period in 2014. The slight decrease was attributed to lower occupancy due to one large tenant moving out during the three months ended March 31, 2015.

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
We expect increases in operating results compared to 2014 in our student housing portfolio due to increasing rental rates driven by the quality of our property metrics and strong demand. In addition, we anticipate the estimated mid-year delivery of approximately 1,618 beds from three current development projects. We also anticipate the 2016 delivery of approximately 831 beds from two developments. Occasionally, we may recycle capital through strategic dispositions in order to maximize the financial performance of our student housing segment.
We expect to see similar or decreased operating performance in our non-core portfolio. We will look to sell these assets in individual and portfolio transactions or engage in other strategic transactions over time in an effort to maximize their value.
While we believe we will see overall operating performance increases in 2015, we expect to see disposition activity in 2015. This disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue this year. We believe we will be able to continue cash distributions at our new distribution rate of $0.13 per share on an annualized basis and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three months ended March 31, 2015 and 2014. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three months ended March 31, 2015 and 2014 are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts and per square foot amounts).

	For the three months ended
	March 31,
	2015	2014
Net income attributable to Company	$5,825	$130,481
Net income per common share, basic and diluted	$0.00	$0.15
Our net income decreased $124,648 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of the disposition of 140 properties subsequent to March 31, 2014, including the Spin-Off of Xenia. At March 31, 2015, the Company owned a portfolio of 142 properties, whereas comparatively, at March 31, 2014, the Company owned 272 properties, and classified ten properties as held for sale. Of the 140 properties disposed subsequent to March 31, 2014, the operations, as well as any gains on sales recognized, for 110 properties are included in income from discontinued operations for the three months ended March 31, 2014. Income from discontinued operations for the three months ended March 31, 2015 was $2,241 compared to $134,032 at March 31, 2014, a decrease of $131,791.
A detailed discussion of our financial performance is outlined below.
Operating Income and Expenses:

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase (Decrease)
Income:
Rental income	$89,855	$97,997	$(8,142)
Tenant recovery income	17,916	18,355	(439)
Other property income	1,898	2,137	(239)
Operating Expenses:
Property operating expenses	$20,220	$21,722	$(1,502)
Real estate taxes	12,569	12,166	403
Depreciation and amortization	36,988	39,584	(2,596)
Provision for asset impairment	—	6,841	(6,841)
General and administrative expenses	20,583	14,101	6,482
Business management fee	—	2,594	(2,594)
Property Income and Operating Expenses
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, other property income, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (some of which are recoverable from the tenant).

•
Total property income decreased $8,820 for the three months ended March 31, 2015 compared to the same period in 2014. Our student housing segment had a revenue increase of $648 due to an increased number of properties through acquisition. The increases were offset by a decrease in our retail segment of $2,757 and a decrease in our non-core segment of $6,711. Decreases in retail and non-core segments were primarily the result of the sale of properties that did not qualify as discontinued operations.

•
Property operating expenses decreased $1,502 for the three months ended March 31, 2015 compared to 2014. The decrease in property operating expenses was primarily the result of the sale of properties that did not qualify as discontinued operations.

Provision for Asset Impairment

•
For the three months ended March 31, 2015, we did not recognize any asset impairment. For the three months ended March 31, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two non-core properties that we determined were impaired and subsequently were written down to fair value. We recorded a provision for asset impairment of $6,841 for the three months ended March 31, 2014.

General Administrative Expenses and Business Management Fee

•
The increase in general and administrative expenses of $6,482 to $20,583 for the three months ended March 31, 2015 from $14,101 for the three months ended March 31, 2014 was a result of the completion of the self-management transaction and costs associated with the internalization of functions previously performed by the Business Manager or its related parties. We began internalizing functions such as IT, human resources and property management, which have resulted in an increase in employee salaries and implementation costs, which are reflected in the three months end March 31, 2015. As part of the company reorganization, we eliminated certain roles and incurred severance costs of approximately $1,700 for the three months ended March 31, 2015.

•	We incurred a business management fee of $2,594 for the three months ended March 31, 2014. As of March 31, 2014, the Company no longer pays a business manager fee.

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

Concurrently, as part of the Self-Management Transactions, the Company entered into an Asset Acquisition Agreement (the "Asset Acquisition Agreement") with the Property Managers and Eagle, pursuant to which the Company agreed to terminate the management agreements with the Property Managers at the end of 2014, hire certain of the remaining Property Manager employees and acquire the assets or rights necessary to conduct the remaining functions performed for the Company by the Property Managers. The Company agreed to assume certain limited liabilities, including accrued liabilities for employee holiday, sick and vacation time for Property Manager employees that became Company employees and liabilities arising after the closing of the Asset Acquisition Agreement under leases and other contracts that the Company assumed in the transaction. The Company did not assume any liabilities related to the pre-closing operations of the Property Managers, and it did not pay an internalization fee or self-management fee in connection with the Asset Acquisition Agreement. The Company consummated the transactions contemplated thereby on December 31, 2014.
Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the “Amended Property Management Agreements”) with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers continued to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement. The Company transitioned the remaining property management functions on December 31, 2014. Many of the employees of the Company's former Business Manager and former Property Managers are now directly employed by the Company. The Amended Property Management Agreements terminated on December 31, 2014 pursuant to their terms.
Non-Operating Income and Expenses:

	Three Months Ended
Non-operating income and expenses:	March 31, 2015	March 31, 2014	Increase (Decrease)
Interest and dividend income	$3,291	$3,997	$(706)
Gain on sale of investment properties	728	1,244	(516)
Loss on extinguishment of debt	(1,355)	(1,153)	(202)
Other income	911	2,156	(1,245)
Interest expense	(23,047)	(31,719)	(8,672)
Equity in earnings of unconsolidated entities	1,973	712	1,261
Realized gain on sale of marketable securities, net	2,711	33	2,678
Net income from discontinued operations	2,241	134,032	(131,791)
Interest Expense

•	Interest expense decreased to $23,047 from $31,719 for the three months ended March 31, 2015 and 2014 due to property sales and mortgage pay-downs during the year ended December 31, 2014.
Realized Gain on Sale of Marketable Securities, net

•
Realized gain on securities, net, increased to $2,711 from $33 for the three months ended March 31, 2015 and 2014, respectively, due to additional securities sold during the three months ended March 31, 2015 compared to the same period in 2014.

Discontinued Operations
In line with our adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. For the three months ended March 31, 2015, the Xenia hotels that we spun off are included in discontinued operations. For the three months ended March 31, 2014, the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the entire lodging segment, including the hotels sold during the year-ended December 31, 2014 and the Xenia hotels that we spun off are included in discontinued operations.

•
The decrease in net income from discontinued operations of $131,791 to $2,241 for the three months ended March 31, 2015 from $134,032 for the three months ended March 31, 2014 was primarily due to a decrease in the gain on sale of properties. Gain on sale of properties was $0 for the three months ended March 31, 2015 compared to $125,699 for the three months ended March 31, 2014.

Segment Reporting
Over the past two years, we have been implementing our strategy of focusing our diverse portfolio of real estate into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals are to enhance stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. On February 3, 2015, we successfully completed the Spin-Off. As a result of the Spin-Off and other dispositions of our lodging properties, going forward we no longer have a lodging segment. Moving forward, we will seek to deliver value by continuing to tailor and grow our retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment.
We evaluate segment performance primarily based on net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments.
In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. A total of 136 of our investment properties satisfied the criteria of being owned for the three months ended March 31, 2015 and 2014, respectively. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2015 and 2014. The rental rates reflected in retail and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. The rental rates reflected for student housing are inclusive of rent concessions. Economic occupancy, shown for our retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy, shown for our student housing segment, is defined as the percentage of occupied beds compared to the total number of leasable beds.

Retail Segment
During the three months ended March 31, 2015, we owned 108 retail assets consisting of 15,477,279 square feet. There were 104 retail same store assets for the three months ended March 31, 2015 and 2014. Our retail segment consists solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers.
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

	Retail
	As of March 31
	2015	2014
Economic occupancy (a)	93%	93%
Rent per square foot (b)	$13.87	$13.74
Investment in properties, undepreciated	$2,541,017	$2,628,490
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy does not include properties sold or classified as discontinued operations.

(b)
Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Prior year rent per square foot does not include properties sold or classified as discontinued operations.

The following table represents lease expirations for the retail segment as of March 31, 2015:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2015	191	987,396	$12,098	6.9%	6.0%	$12.25
2016	298	1,566,908	22,929	10.9%	11.4%	14.63
2017	364	1,863,246	31,152	12.9%	15.5%	16.72
2018	295	1,774,501	27,621	12.3%	13.7%	15.57
2019	289	2,419,792	32,926	16.8%	16.3%	13.61
2020	228	1,555,095	21,600	10.8%	10.7%	13.89
2021	67	713,216	9,351	5.0%	4.6%	13.11
2022	43	755,221	8,933	5.2%	4.4%	11.83
2023	50	653,234	9,715	4.5%	4.8%	14.87
2024	59	836,209	10,046	5.8%	5.0%	12.01
Thereafter	81	1,151,946	12,847	8.1%	6.5%	11.15
	2,011	14,389,043	$201,499	100%	100%	$14.00

We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of March 31, 2015 will in fact be exercised.
The following table represents lease spread metrics for leases that commenced in 2015 compared to expiring leases for the prior tenant in the same unit:

	Number of Leases Commenced as of March 31, 2015	GLA SF	New Contractual Rent ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	Change over prior year (a)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable (b) Renewal Leases	71	730,971	$12.70	$12.47	1.83%	5.65	$0.53	$0.06
Comparable (b) New Leases	2	7,853	19.92	17.69	12.61%	9.03	38.98	8.19
Non-Comparable Renewal and New Leases	9	39,769	16.20	n/a	n/a	9.15	3.45	7.23
Total	82	778,593	$12.77	$12.52	1.99%	5.86	$1.07	$0.50
(a) Non-comparable leases are not included in totals.
(b) Comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage, and rent structure is consistent.
During the three months ended March 31, 2015, 11 new leases and 71 renewals commenced with gross leasable area totaling 778,593 square feet, of which 73 were comparable. For our comparable new leases, base rent increased by 12.61% from prior base rent, from $17.69 to $19.92 per square foot. The weighted average term for comparable new leases was 9.03 years, with tenant improvement allowances and commissions at $38.98 and $8.19 per square foot, respectively.
Our comparable renewal leases saw rent growth of 1.83%, increasing from $12.47 to $12.70 per square foot. The weighted average term was 5.65 years, with tenant improvement allowances and lease commissions at $0.53 and $0.06 per square foot, respectively. The 9 non-comparable leases commenced with rents starting at $16.20 in year 1 and had a weighted average term of 9.15 years. Tenant improvement allowances and lease commissions were $3.45 and $7.23 per square foot, respectively.
Tenant improvement allowances were primarily given for our new leases. Lease commissions were consistent across the new lease activity. As of December 31, 2014, we had 93 leases set to expire in the first three months of 2015, of which gross leasable area totaled 719,000 square feet. During the three months ended March 31, 2015, we achieved a retention rate of 72% by number of leases.

Comparison of the three months ended March 31, 2015 and 2014
The table below represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended March 31, 2015 and 2014. Activity in the non-same store column for the three months ended March 31, 2015 and 2014 includes properties acquired after March 31, 2014. Activity in the non-same store column for the three months ended March 31, 2014 also includes properties sold in 2014 that did not qualify as discontinued operations.
For the three months ended March 31, 2015 compared to the same period in 2014, on a same store basis, our retail segment net operating income decreased by $1,068, or 2.4%, down to $43,077 from $44,145. This was a result of one time transactions occurring for the three months ended March 31, 2014, such as four termination fees that totaled $500 and a one time real estate tax recovery of $468. Stable same store occupancy and lease rates have contributed to an increase of rental income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. During the same three month period, the total segment net operating income decreased by $2,805, or 5.9%, to $44,937 for the three months ended March 31, 2015 from $47,742 for the three months ended March 31, 2014. This decrease was primarily the result of the sold properties that did not qualify as discontinued operations.

Retail	For the three months ended March 31, 2015			For the three months ended March 31, 2014			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Income:
Rental income	$47,702	$2,137	$49,839	$46,972	$4,520	$51,492	$730	1.6%	$(1,653)	(3.2)%
Straight line adjustment	625	149	774	974	266	1,240	(349)	(35.8)%	(466)	(37.6)%
Tenant recovery income	15,050	1,037	16,087	15,298	1,065	16,363	(248)	(1.6)%	(276)	(1.7)%
Other property income	404	335	739	1,042	59	1,101	(638)	(61.2)%	(362)	(32.9)%
Total income	63,781	3,658	67,439	64,286	5,910	70,196	(505)	(0.8)%	(2,757)	(3.9)%
Expenses:
Property operating expenses	11,440	1,198	12,638	11,196	1,707	12,903	(244)	(2.2)%	265	2.1%
Real estate taxes	9,264	600	9,864	8,945	606	9,551	(319)	(3.6)%	(313)	(3.3)%
Total operating expenses	20,704	1,798	22,502	20,141	2,313	22,454	(563)	(2.8)%	(48)	(0.2)%
Net operating income	$43,077	$1,860	$44,937	$44,145	$3,597	$47,742	$(1,068)	(2.4)%	$(2,805)	(5.9)%

Economic occupancy as of March 31, 2015	93%	N/A	93%	93%	N/A	93%
Number of properties owned as of March 31, 2015	104	4	108	104	3	107

Student Housing Segment
During the three months ended March 31, 2015, we owned 14 student housing assets consisting of 7,989 beds. There were 12 student housing same store assets for the three months ended March 31, 2015 and 2014. We are increasing the size of our student housing portfolio through acquisitions and developments. In 2015, we continued construction on five properties. Our rental rates in student housing rose in 2015 compared to 2014 due to favorable market conditions as well as the addition of one property in December 2014.
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

	Student Housing
	For the three months ended March 31
	2015	2014
Physical occupancy (a)	95%	92%
End of month scheduled rent per bed per month (b)	$761	$746
Investment in properties, undepreciated	$725,021	$711,560
(a) Physical occupancy is defined as a percentage of the number of beds, excluding models, for which a bed is being physically occupied. The percentage is based on a weighted daily average for the period.  Prior year physical occupancy does not include properties sold or classified as discontinued operations.
(b) End of month scheduled rent per student housing bed per month is defined as average net rental income for the period divided by the average occupied units for the same period. Average net rental income is defined as actual rent charged less concessions. Average occupied units are defined as physical occupancy multiplied by total number of beds (excluding models). Prior year rent per bed per month does not include properties classified as sold or discontinued operations.

Comparison of the three months ended March 31, 2015 and 2014
The table below represents operating information for the total student housing segment and for the same store student housing segment, consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended March 31, 2015 and 2014. Activity in the non-same store column for the three months ended March 31, 2015 includes a property acquired after March 31, 2014. Activity in the non-same store column for the three months ended March 31, 2014 also includes a property sold in 2014 that did not qualify for discontinued operations.
For the three months ended March 31, 2015, on a same store basis, net operating income increased by $487, or 4.8%, compared to the same period in 2014, due to an increase in occupancy and an increase in rates at the majority of our properties. This includes an increase in occupancy for one of our larger properties to 90% from 82% for the three months ended March 31, 2015 and 2014, respectively. On a total segment basis, our student housing segment saw an increase in net operating income of $753, or 6.4%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was driven by an increase in rental rates to $761 from $746 for the three months ended March 31, 2015 and 2014, respectively, and an increase in occupancy to 95% from 92% for the three months ended March 31, 2015 and 2014, respectively. This increase was supported by a property that was purchased in the fourth quarter of 2014 and offset by a property sold in 2014 that did not qualify for discontinued operations.

Student Housing	For the three months ended March 31, 2015			For the three months ended March 31, 2014			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Income:
Rental income	$15,299	$2,479	$17,778	$14,802	$2,439	$17,241	$497	3.4%	$537	3.1%
Straight line adjustment	25	10	35	89	24	113	(64)	(71.9)%	(78)	(69.0)%
Tenant recovery income	169	8	177	121	9	130	48	39.7%	47	36.2%
Other property income	886	196	1,082	796	144	940	90	11.3%	142	15.1%
Total income	16,379	2,693	19,072	15,808	2,616	18,424	571	3.6%	648	3.5%
Expenses:
Property operating expenses	4,681	625	5,306	4,726	727	5,453	45	1.0%	147	2.7%
Real estate taxes	1,113	53	1,166	984	140	1,124	(129)	(13.1)%	(42)	(3.7)%
Total operating expenses	5,794	678	6,472	5,710	867	6,577	(84)	(1.5)%	105	1.6%
Net operating income	$10,585	$2,015	$12,600	$10,098	$1,749	$11,847	$487	4.8%	$753	6.4%

Physical occupancy for the period	94%	N/A	95%	91%	N/A	92%
Number of properties owned as of March 31, 2015	12	2	14	12	1	13

Non-core Segment
During the three months ended March 31, 2015, we owned 20 non-core assets consisting of 6,409,697 square feet. There were 20 non-core same store assets for the three months ended March 31, 2015 and 2014.
Our non-core segment is comprised of multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties. Our strategy includes the disposition of non-core assets in individual and portfolio transactions over time or engage in other strategic transactions in an effort to maximize their value.

	Total Non-core Properties
	As of March 31
	2015	2014
Economic occupancy (a)	91%	95%
Base rent per square foot (b)	$14.65	$14.47
Investment in properties, undepreciated	$805,761	$940,147
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy does not include properties sold or classified as discontinued operations.

(b)
Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Prior year rent per square foot does not include properties sold or classified as discontinued operations.

The following table represents lease expirations for the non-core segment as of March 31, 2015:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot ($)
2015	5	80,923	$903	1.4%	1.1%	$11.16
2016	9	2,421,297	36,325	41.7%	42.8%	15.00
2017	7	1,685,750	20,305	29.0%	23.9%	12.04
2018	4	231,315	6,054	4.0%	7.1%	26.17
2019	5	538,775	8,182	9.3%	9.6%	15.19
2020	1	301,029	9,850	5.2%	11.6%	32.72
2021	1	16,675	85	0.3%	0.1%	5.10
2022	1	41,690	1,145	0.7%	1.3%	27.46
2023	—	—	—	—%	—%	—
2024	—	—	—	—%	—%	—
Thereafter	2	489,649	2,113	8.4%	2.5%	4.32
	35	5,807,103	$84,962	100%	100%	$14.63
Leases expiring in 2016 and 2017 represent approximately 42.8% and 23.9%, respectively, of our total annualized rental income of our non-core segment. In 2016 and 2017, the leases on two properties occupied by AT&T, Inc. expire. One property with approximately 1.7 million square feet is in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second property with approximately 1.5 million square feet is in St. Louis, Missouri. AT&T, Inc. may not renew such leases. If AT&T, Inc. does not renew such leases, based on current market conditions, we may be unable to re-lease some or all of these properties at a comparable rate in a timely manner. To the extent we are able to re-lease any or all of such properties, the tenant improvement and leasing costs associated with any new tenants would likely be significant.

Comparison of the three months ended March 31, 2015 and 2014
The table below represents operating information for the total non-core segment and for the same store non-core segment, consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended March 31, 2015 and 2014. Activity in the non-same store column for the three months ended March 31, 2014 includes properties sold in 2014 that did not qualify as discontinued operations.
For the three months ended March 31, 2015, on a same store basis, net operating income decreased slightly by $62, or 0.3%, compared to the same period in 2014. The slight decrease was attributed to lower occupancy due to one large tenant moving out during the three months ended March 31, 2015. For the three months ended March 31, 2015, our total segment net operating income decreased by $5,669, or 22.7%, compared to the same period in 2014. The decrease was a result of the disposition of 20 properties after the first quarter 2014 that did not qualify as discontinued operations.

Non-core	For the three months ended March 31, 2015			For the three months ended March 31, 2014			Same Store Change Favorable/ (Unfavorable)		Total Segment Change Favorable/ (Unfavorable)
	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Amount	%	Amount	%
Income:
Rental income	$22,217	$5	$22,222	$22,543	$4,950	$27,493	$(326)	(1.4)%	$(5,271)	(19.2)%
Straight line adjustment	(793)	—	(793)	(747)	1,165	418	(46)	6%	(1,211)	(290)%
Tenant recovery income	1,651	1	1,652	1,570	292	1,862	81	5.2%	(210)	(11.3)%
Other property income	69	8	77	54	42	96	15	27.8%	(19)	(19.8)%
Total income	23,144	14	23,158	23,420	6,449	29,869	(276)	(1.2)%	(6,711)	(22.5)%
Expenses:
Property operating expenses	2,267	9	2,276	2,619	747	3,366	352	13.4%	1,090	32.4%
Real estate taxes	1,463	76	1,539	1,325	166	1,491	(138)	(10.4)%	(48)	(3.2)%
Total operating expenses	3,730	85	3,815	3,944	913	4,857	214	5.4%	1,042	21.5%
Net operating income	$19,414	$(71)	$19,343	$19,476	$5,536	$25,012	$(62)	(0.3)%	$(5,669)	(22.7)%

Economic occupancy as of March 31, 2015	91%	N/A	91%	95%	N/A	95%
Number of properties owned as of March 31, 2015	20	—	20	20	—	20

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
The properties under development and all amounts set forth below are as of March 31, 2015.

Name	Location (City, State)	Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded (c)	Note Payable as of March 31, 2015	Estimated Placed in Service Date (d) (e)
UH at Charlotte	Charlotte, NC	671 Beds	$40,186	$49,533	$—	$19,539	Q2 2015
UH Tempe Phase II Development	Tempe, AZ	242 Beds	20,488	25,237	—	12,603	Q3 2015
UH Georgia Tech	Atlanta, GA	706 Beds	57,054	75,470	—	23,361	Q3 2015
Cityville Venue at the Ballpark	Birmingham, AL	327 Beds	13,466	39,356	290	—	Q1 2016
UH 2100 San Antonio	Austin, TX	504 Beds	5,853	53,542	12,886	1	Q3 2016

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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
As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards ("Railyards") property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved, and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state, and local municipalities and its development is scheduled to be completed in phases during the years 2014-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. We sold a parcel of land to the City of Sacramento for $10,000 on October 2, 2014. The current book value of the Railyards property is $143,104 as of March 31, 2015.

Liquidity and Capital Resources
As of March 31, 2015, we had $197.8 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
Short-Term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our corporate and operating expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short term liquidity requirements from cash flow from operations and distributions from our joint venture investments.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases for other securities. Such repurchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Acquisitions and Dispositions of Real Estate Investments
We acquired no properties during the three months ended March 31, 2015. Comparatively, for the three months ended March 31, 2014, we acquired three properties, which were funded with available cash, disposition proceeds, mortgage indebtedness and the proceeds from the distribution reinvestment plan. We invested net cash of approximately $194.9 million for these acquisitions.
On February 3, 2015, we completed the Spin-Off of Xenia, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development.
We sold one parcel of land for a gross disposition price of $1.4 million during the three months ended March 31, 2015. Comparatively, for the three months ended March 31, 2014 we sold 223 properties, including 182 bank branches, 30 non-core properties, and 11 multi-tenant retail properties, generating net sales proceeds of $462.2 million.

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2015 to March 31, 2015 totaling $54.6 million. For the three months ended March 31, 2015, we paid cash distributions of $81.2 million. These cash distributions were paid with $40.7 million from our cash flow from operations, $3.5 million provided by distributions from unconsolidated entities, as well as $0.7 million from the gain on sale of a parcel of land. The difference between the cash distributions declared and the cash distributions paid is a timing difference due to our payment of distributions one month in arrears and a reduction of our dividend from $0.50 to $0.13 per share on an annualized basis beginning with the distribution paid in March 2015, which is discussed below.
In an effort to become a more efficient organization, we will be moving to quarterly distributions in the third quarter of this year. Switching from monthly to quarterly distributions will provide cost savings of approximately $1 million in printing and mailing costs.
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
The following table presents a historical view of our distribution coverage.

	Three Months Ended	Twelve months ended December 31,
	March 31, 2015	2014	2013	2012	2011	2010
Cash flow provided by operations	$40,690	$340,335	$422,813	456,221	397,949	356,660
Distributions from unconsolidated entities	3,549	33,891	20,121	31,710	33,954	31,737
Gain on sales of properties (a)	728	360,934	456,563	40,691	6,141	55,412
Distributions declared	(54,585)	(436,875)	(450,106)	(440,031)	(429,599)	(417,885)
(Deficiency) Excess	$(9,618)	$298,285	$449,391	88,591	8,445	25,924

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flow provided by operations	$40,690	$63,949
Distributions from unconsolidated entities	3,549	15,629
Gain on sales of properties (a)	728	126,943
Distributions declared (b)	(54,585)	(114,155)
(Deficiency) Excess (c)	$(9,618)	$92,366
(a) Excludes gains reflected on impaired values and excludes gain/loss on transfer of assets.
(b) Distributions declared for the three months ended March 31, 2015 was calculated based upon one month at the $0.50 per share annualized distribution rate and two months at the $0.13 per share annualized distribution rate.
(c) Our cash flow from operations in the first quarter were impacted by the Xenia Spin-Off, as well as annual real estate taxes paid in January.

	Three Months Ended March 31,		Twelve months ended December 31,
	2015	2014	2014	2013	2012	2011	2010
Distributions declared	$54,585	114,155	$436,875	$450,106	440,031	429,599	417,885
Distributions paid	81,155	113,930	438,875	449,253	439,188	428,650	416,935
Distributions reinvested	—	44,972	95,832	181,630	191,785	199,591	207,296

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
Upon completing the Spin-Off, our Board analyzed and reviewed our distribution rate, and on February 24, 2015, announced a new distribution rate of $0.13 per share on an annualized basis beginning with the distribution paid in March 2015. We expect to fund our distributions from cash generated from operations, distributions from unconsolidated entities, and gain on sales of properties.
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
During the three months ended March 31, 2014, we sold a total of 6.5 million shares and generated $45.0 million in gross offering proceeds under the distribution reinvestment plan. Our average distribution reinvestment plan participation was 39% for the three months ended March 31, 2014.
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
On April 25, 2014, we completed a modified Dutch tender offer, and accepted for purchase 60,761,166 shares for a final aggregate purchase price of $394.9 million as of December 31, 2014, excluding fees and expenses relating to the tender offer and paid by us.

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing mortgage debt:
Fixed rate	$25,800	$197,753	$782,604	$65,909	$—	$559,554	$1,631,620
Variable rate	—	42,899	—	119,387	—	47,000	209,286
Total debt	25,800	240,652	782,604	185,296	—	606,554	1,840,906

Weighted average interest rate on mortgage debt:
Fixed rate	6.22%	5.75%	5.46%	4.37%	—%	5.31%	5.41%
Variable rate	—%	2.26%	1.95%	2.03%	—%	1.73%	2.01%
For consolidated borrowings, the debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $6.5 million, net of accumulated amortization, is outstanding as of March 31, 2015. Of the total outstanding debt for all years at March 31, 2015, approximately $31.9 million is recourse to the Company.
As of March 31, 2015, we had approximately $25.8 million and $240.7 million in mortgage debt maturing in 2015 and 2016, respectively. In 2015, we will continue to negotiate refinancing the remaining 2015 and 2016 debt maturities as well the 2017 maturities of $782.6 million. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.
Mortgage loans outstanding as of March 31, 2015 and December 31, 2014 were $1.8 billion and $3.0 billion, respectively, and had weighted average interest rates of 5.03% and 4.63% per annum, respectively. Of these mortgage loans outstanding at December 31, 2014, approximately $1.2 billion related to properties in discontinued operations. As of March 31, 2015, we had no margin securities payable balance. For the three months ended March 31, 2014, we had a net pay down of $3.9 million against our portfolio of marketable securities. For the three months ended March 31, 2015 and 2014, we borrowed approximately $50.0 million and $140.5 million, respectively, secured by mortgages on our properties.
On January 30, 2015, we paid off our $200 million unsecured term loan, and on February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 31, 2015, we believe we were in compliance with all of the covenants and default provisions under the credit agreement. As of March 31, 2015, the interest rate of the revolving line of credit was 1.40%. As of March 31, 2015, we had $0.04 million outstanding under the revolving credit facility.

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$40,690	$63,949
Cash (used in) provided by investing activities	(40,717)	217,478
Cash used in financing activities	(535,340)	(48,101)
(Decrease) Increase in cash and cash equivalents	$(535,367)	$233,326
Cash and cash equivalents, at beginning of period	733,150	319,237
Cash and cash equivalents, at end of period	$197,783	$552,563
Cash provided by operating activities was $40.7 million and $63.9 million for the three months ended March 31, 2015 and 2014, respectively, and was generated primarily from operating income from property operations, interest, and dividends. Cash provided by operating activities decreased for the three months ended March 31, 2015 and 2014 due to the disposition of 140 properties subsequent to March 31, 2014, including the Spin-Off of Xenia.
Cash used in investing activities was $40.7 million for the three months ended March 31, 2015. Cash provided by investing activities was $217.5 million for the three months ended March 31, 2014. The cash used in investing activities for the three months ended March 31, 2015 was primarily due to the development of our five student housing properties as well as capital expenditures. The cash provided by investing activities for the three months ended March 31, 2014 was primarily due to the proceeds from the sale of properties associated with the net lease asset sale offset by the acquisition of one lodging property and two retail properties.
Cash used in financing activities was $535.3 million and $48.1 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in financing activities increased mainly because for the three months ended March 31, 2015, we contributed $165.9 million to Xenia as well as contributed $130.1 million held by the lodging properties to Xenia. Additionally, we paid off debt of $200.0 million and $93.7 million, for the three months ended March 31, 2015 and 2014, respectively.
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
Off Balance Sheet Arrangements
Unconsolidated Real Estate Joint Ventures
Unconsolidated joint ventures are those where we have substantial influence over but do not control the entity. We account for our interest in these ventures using the equity method of accounting. For additional discussion of our investments in joint ventures, see "Part I, Item 1. Note 5 to the Consolidated Financial Statements." Our ownership percentage and related investment in each joint venture is summarized in the following table.

Joint Venture	Ownership %	Investment at March 31, 2015
Cobalt Industrial REIT II	36%	$7,486
IAGM Retail Fund I, LLC	55%	105,784
15th & Walnut Owner, LLC	62%	4,653
Other Unconsolidated Entities	Various	580
		$118,503

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	March 31, 2015	December 31, 2014
Balance Sheet Data:
Total assets	$4,304,112	$7,497,316
Debt	$1,834,436	$1,991,608

	For the three months ended
	March 31, 2015	March 31, 2014
Operating Data:
Total income	$109,669	$118,489
Total interest and dividend income	$3,291	$3,997
Net income attributable to Company	$5,825	$130,481
Net income per common share, basic and diluted	$0.00	$0.15
Common Stock Distributions:
Distributions declared to common stockholders	$54,585	$114,155
Distributions paid to common stockholders	$81,155	$113,930
Distributions declared per weighted average common share	$0.06	$0.13
Distributions paid per weighted average common share	$0.09	$0.12
Funds from Operations:
Funds from operations (a)	$57,125	$112,053
Cash Flow Data:
Net cash flows provided by operating activities	$40,690	$63,949
Net cash flows (used in) provided by investing activities	$(40,717)	$217,478
Cash flow used in financing activities	$(535,340)	$(48,101)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	861,824,777	912,594,434

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

FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows:

		For the three months ended
		March 31,
Funds from Operations:		2015	2014
	Net income attributable to Company	$5,825	$130,481
Add:	Depreciation and amortization related to investment properties	48,936	86,124
	Depreciation and amortization related to investment in unconsolidated entities	3,092	17,033
	Provision for asset impairment	—	6,841
	Provision for asset impairment included in discontinued operations	—	2,998

Less:	Gain from property sales and transfer of assets	728	126,943
	Gain (loss) from sales of investment in unconsolidated entities	—	4,481
	Funds from operations	$57,125	$112,053
Below is additional information related to certain items that significantly impact the comparability of our FFO and Net Income (Loss) or significant non-cash items from the periods presented:

	For the three months ended
	March 31,
	2015	2014
Straight-line rental income	$63	$(1,878)
Amortization of above/below market leases	(90)	(277)
Amortization of mark to market debt discounts	1,256	1,517
(Gain) loss on extinguishment of debt	1,355	9,955
Acquisition costs	37	1,272
Subsequent Events
Subsequent to March 31, 2015, the Company sold one non-core property for $27,500 and acquired two retail properties for a gross acquisition price of $90,500. On April 16, 2015, the Company changed its name from Inland American Real Estate Trust, Inc. to InvenTrust Properties Corp.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of March 31, 2015 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.1 million. If market rates of interest on all of the floating rate debt as of March 31, 2015 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.1 million.
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
As of March 31, 2015 and December 31, 2014, the Company had entered into interest rate swap agreements with a notional value of $47,000 and $51,283, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of March 31, 2015 and December 31, 2014 were $2,360 and $1,744, respectively.
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
We incurred no impairments on our investment in marketable securities for the three months ended March 31, 2015 and 2014. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2015.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of March 31, 2015.

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$173,242	$280,108	$252,097	$308,119

Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015.
On March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received to date, it did not intend to recommend any enforcement action against the Company.
In connection with Xenia's filing of the Registration Statement on Form 10 and its separation from the Company, we entered into an Indemnity Agreement with Xenia on August 8, 2014, as amended. Pursuant to the Indemnity Agreement, we agreed, to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless Xenia and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assigns from and against all against losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: the SEC Investigation; the Derivative Demands; the Trumbo action; and the investigation by the special litigation committee of our board of directors, in each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after Xenia’s separation from the Company or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after Xenia’s separation from the Company.
While, to the best of its knowledge, we do not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation, we have determined that it is in the Company's best interests to enter into the Indemnity Agreement.
Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended
December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

InvenTrust Properties Corp.

/s/ Thomas P. McGuinness

By:	Thomas P. McGuinness
Director, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 14, 2015

/s/ Jack Potts

By:	Jack Potts
Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer)
Date:	May 14, 2015

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. (now known as InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015).

3.1 *	Seventh Articles of Amendment and Restatement of the Company, as amended.
3.2
Amended and Restated Bylaws of InvenTrust Properties Corp., effective as of June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 6, 2014).

10.1
Transition Services Agreement by and between Inland American Real Estate Trust, Inc. (now known as InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.2
Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. (now known as InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.3
First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. (now known as InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 14, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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