Form 10-Q
period 2015-06-30
InvenTrust Properties Corp.
filed 2015-08-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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
Yes  ☐   No ☒
As of August 3, 2015 there were 861,824,777 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

- i-

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Balance Sheets
(unaudited)
(Dollar amounts in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Investment properties:
Land	$778,474	$770,220
Building and other improvements	3,106,808	3,030,645
Construction in progress	335,527	265,303
Total	4,220,809	4,066,168
Less accumulated depreciation	(657,161)	(598,440)
Net investment properties	3,563,648	3,467,728
Cash and cash equivalents	171,620	598,904
Restricted cash and escrows	24,674	32,950
Investment in marketable securities	211,867	154,753
Investment in unconsolidated entities	142,351	122,203
Intangible assets, net	76,933	89,705
Accounts and rents receivable (net of allowance of $4,641 and $5,658)	39,795	40,798
Deferred costs and other assets	57,170	59,476
Assets of discontinued operations	7,566	2,930,799
Total assets	$4,295,624	$7,497,316
Liabilities
Debt	$1,827,536	$1,991,608
Accounts payable and accrued expenses	87,083	79,368
Distributions payable	9,336	35,909
Intangible liabilities, net	47,739	43,258
Other liabilities	22,303	24,595
Liabilities of discontinued operations	169	1,325,749
Total liabilities	1,994,166	3,500,487
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 861,824,777 and 861,824,777 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	861	861
Additional paid in capital	6,065,190	7,755,471
Accumulated distributions in excess of net loss	(3,835,585)	(3,820,882)
Accumulated other comprehensive income	70,867	57,599
Total Company stockholders’ equity	2,301,333	3,993,049
Noncontrolling interests	125	3,780
Total equity	2,301,458	3,996,829
Total liabilities and equity	$4,295,624	$7,497,316
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income:
Rental income	$89,850	$94,303	$179,704	$192,300
Tenant recovery income	17,030	16,986	34,946	35,341
Other property income	2,180	2,810	4,077	4,946
Total income	109,060	114,099	218,727	232,587
Expenses:
General and administrative expenses	18,045	15,603	38,628	29,704
Property operating expenses	15,810	22,587	36,030	44,309
Real estate taxes	13,485	11,137	26,055	23,302
Depreciation and amortization	36,626	38,085	73,614	77,669
Business management fee	—	12	—	2,605
Provision for asset impairment	—	68,106	—	74,947
Total expenses	83,966	155,530	174,327	252,536
Operating income (loss)	25,094	(41,431)	44,400	(19,949)
Interest and dividend income	3,207	3,952	6,498	7,949
Gain on sale of investment properties	6,500	10,380	7,228	11,624
Gain on extinguishment of debt	2,737	1,544	1,382	392
Other income	3,745	1,395	4,656	3,549
Interest expense	(22,823)	(32,924)	(45,870)	(64,643)
Equity in earnings of unconsolidated entities	26,010	2,004	27,983	2,716
Realized gain on sale of marketable securities, net	17,445	15,113	20,155	15,147
Income (loss) before income taxes	61,915	(39,967)	66,432	(43,215)
Income tax benefit (expense)	64	(440)	(865)	(742)
Net income (loss) from continuing operations	61,979	(40,407)	65,567	(43,957)
Net income from discontinued operations	88	49,904	2,329	183,936
Net income	62,067	9,497	67,896	139,979
Less: Net income attributable to noncontrolling interests	—	(8)	(8)	(8)
Net income attributable to Company	$62,067	$9,489	$67,888	$139,971
Net income (loss) per common share, from continuing operations, basic	$0.07	$(0.05)	$0.08	$(0.05)
Net income per common share, from discontinued operations, basic	$0.00	$0.06	$0.00	$0.21
Net income per common share, basic	$0.07	$0.01	$0.08	$0.16
Weighted average number of common shares outstanding, basic	861,824,777	876,951,378	861,824,777	894,674,445
Net income (loss) per common share, from continuing operations, diluted	$0.07	$(0.05)	$0.08	$(0.05)
Net income per common share, from discontinued operations, diluted	$0.00	$0.06	$0.00	$0.21
Net income per common share, diluted	$0.07	$0.01	$0.08	$0.16
Weighted average number of common shares outstanding, diluted	861,824,777	876,951,378	861,918,777	894,674,445
Comprehensive income:
Net income attributable to Company	$62,067	$9,489	$67,888	$139,971
Unrealized gain (loss) on investment securities	(17,849)	9,872	33,355	20,435
Unrealized gain (loss) on derivatives	955	(969)	595	(1,719)
Reclassification adjustment for amounts recognized in net income	(17,708)	(14,757)	(20,682)	(14,573)
Comprehensive income attributable to the Company	$27,465	$3,635	$81,156	$144,114
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the six months ended June 30, 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2015	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income	—	—	—	67,888	—	8	67,896
Unrealized gain on investment securities	—	—	—	—	33,355	—	33,355
Unrealized gain on derivatives	—	—	—	—	595	—	595
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(20,682)	—	(20,682)
Distributions declared	—	—	—	(82,591)	—	—	(82,591)
Contributions from noncontrolling interests, net	—	—	—	—	—	160	160
Restricted share units	—	—	130	—	—	—	130
Equity effect of Spin-Off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at June 30, 2015	861,824,777	$861	$6,065,190	$(3,835,585)	$70,867	$125	$2,301,458
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the six months ended June 30, 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	139,971	—	8	139,979
Unrealized gain on investment securities	—	—	—	—	20,435	—	20,435
Unrealized loss on derivatives	—	—	—	—	(1,719)	—	(1,719)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(14,573)	—	(14,573)
Distributions declared	—	—	—	(221,435)	—	—	(221,435)
Contributions from noncontrolling interests	—	—	—	—	—	972	972
Proceeds from distribution reinvestment program	11,997,004	12	83,247	—	—	—	83,259
Share repurchase program	(1,077,829)	(1)	(7,480)	—	—	—	(7,481)
Repurchase of common stock	(60,761,166)	(61)	(396,269)		—	—	(396,330)
Balance at June 30, 2014	860,013,182	$859	$7,743,015	$(3,952,113)	$75,271	$2,716	$3,869,748
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$67,896	$139,979
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	85,581	173,428
Amortization of above and below market leases, net	(646)	29
Amortization of debt premiums, discounts and financing costs	3,992	6,949
Straight-line rental income	522	(2,585)
Provision for asset impairment	—	77,945
Gain on sale of investment properties, net	(7,228)	(157,962)
(Gain) loss on extinguishment of debt	(1,382)	10,080
Equity in earnings of unconsolidated entities	(27,983)	(2,423)
Distributions from unconsolidated entities	3,185	4,540
(Gain), loss and impairment of investment in unconsolidated entities, net	—	(4,509)
Realized gain on sale of marketable securities	(20,155)	(15,147)
Non-cash share based compensation	154	—
Changes in assets and liabilities:
Accounts and rents receivable	(2,792)	(10,372)
Deferred costs and other assets	8,046	475
Accounts payable and accrued expenses	(14,932)	3,401
Other liabilities	(5,950)	(22,199)
Prepayment penalties and defeasance	—	(1,255)
Net cash flows provided by operating activities	$88,308	$200,374
Cash flows from investing activities:
Purchase of investment properties	(98,122)	(194,900)
Acquired in-place and market lease intangibles, net	(4,645)	(14,797)
Capital expenditures and tenant improvements	(18,206)	(25,649)
Investment in development projects	(63,150)	(39,414)
Proceeds from sale of investment properties, net	28,918	671,399
Proceeds from sale of marketable securities	56,989	31,905
Consolidation of joint venture	—	(2,944)
Proceeds from the sale of and return of capital from unconsolidated entities	23,722	—
Contributions to unconsolidated entities	(25,193)	(27,275)
Distributions from unconsolidated entities	5,958	27,679
Payment of leasing fees	(2,816)	(1,858)
Restricted escrows and other assets	14,228	(19,481)
Other liabilities	1,227	13,170
Net cash flows (used in) provided by investing activities	$(81,090)	$417,835

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from distribution reinvestment program	$—	$83,259
Shares repurchased	—	(403,811)
Distributions paid	(109,164)	(223,512)
Proceeds from debt and notes payable	129,257	283,735
Payoffs of debt	(279,004)	(204,265)
Principal payments of mortgage debt	(12,323)	(21,314)
Payoff of margin securities debt, net	—	(38,945)
Settlement of put/call arrangement	—	(47,762)
Payment of loan fees and deposits	(1,710)	317
Contributions from noncontrolling interests, net	160	972
Payments for contingent consideration	—	(1,932)
Cash contribution to Xenia Hotels & Resorts, Inc.	(165,884)	—
Property level cash contributed to Xenia Hotels & Resorts, Inc.	(130,080)	—
Net cash flows used in financing activities	$(568,748)	$(573,258)
Net (decrease) increase in cash and cash equivalents	(561,530)	44,951
Cash and cash equivalents, at beginning of period	733,150	319,237
Cash and cash equivalents, at end of period	$171,620	$364,188

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Purchase of investment properties	$(98,122)	$(194,900)

Cash paid for interest, net capitalized interest of $4,558 and $2,317	$38,156	$109,063

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	$1,484,872	$—
Property surrendered in extinguishment of debt	$—	$11,000
Mortgage assumed by buyer upon disposal of property	$—	$657,339
Consolidation of assets from joint venture	$—	$21,833
Assumption of mortgage debt at consolidation of joint venture	$—	$11,967
Liabilities assumed at consolidation of joint venture	$—	$446

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
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
1. Organization
Inland American Real Estate Trust, Inc., which on April 16, 2015, changed its name to InvenTrust Properties Corp., was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail, office, industrial, multi-family (both conventional apartments and student housing), and lodging properties, located in the United States. The Company was party to a business management agreement with Inland American Business Manager and Advisor, Inc. (the "Business Manager") pursuant to which it served as the Company's business manager, with responsibility for overseeing and managing its day-to-day operations, under the supervision of the Company's board of directors. The Company was also party to property management agreements with each of its property managers (the "Property Managers").
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
On February 3, 2015, the Company completed the spin-off (the "Spin-Off") of its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the “Record Date”). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “XHR.” In connection with the Spin-Off, the Company entered into certain agreements that, among other things, provide a framework for the Company’s relationship with Xenia after the Spin-Off, including a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement. Following the Spin-Off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014.
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
At June 30, 2015, the Company owned 143 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

2014. At December 31, 2014, the Company owned 188 properties, of which 46 lodging assets were included in the Spin-Off and classified as assets of discontinued operations. At June 30, 2014, the Company owned 268 properties.
The breakdown, by segment, of the 143 owned properties at June 30, 2015 is as follows:

Segment	Property Count	Square Feet / Beds
Retail	110	15,870,550	Square feet
Student Housing	14	7,989	Beds
Non-core	19	6,169,697	Square feet
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
Stock-Based Compensation
In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. Under Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period of the stock and are not subsequently re-measured. Liability classified awards are measured at the grant date and are subsequently re-measured at the end of each period. The fair value of the non-vested stock awards for the purposes of recognizing stock-based compensation expense is the estimated market price of the Company's common stock on the grant date. At June 30, 2015, the Company had two stock based compensation plans, which are discussed in "Note 13. Stock-based Compensation". The compensation cost is based on awards that are expected to vest and has been reduced for estimated forfeitures.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim period beginning after December 31, 2016. Early adoption is prohibited. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
June 30, 2015
(unaudited)

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

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired two retail properties and one student housing property during the six months ended June 30, 2015, for a gross acquisition price of $103,000. The student housing property acquired, Bishops Landing, will be demolished and the land will be used for a new development. The table below reflects acquisition activity during the six months ended June 30, 2015.

Segment	Property	Date	Gross Acquisition Price	Square Feet
Retail	The Shops at Walnut Creek	4/10/2015	$57,100	216,334	Square Feet
Retail	Westpark Shopping Center	5/12/2015	33,400	176,935	Square Feet
Retail, Subtotal			$90,500

Student Housing	Bishops Landing (a)	4/27/2015	$12,500

Total			$103,000
(a) The Company has recorded the assets of the Bishops Landing acquisition as construction in progress on the consolidated balance sheet as of June 30, 2015.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the six months ended June 30, 2015, as listed above.

2015 Acquisitions
Land	$17,594
Building	70,138
Construction in progress	$12,500
Total fixed assets	$100,232
Net other assets and liabilities	2,768
Total	$103,000
For properties acquired during the six months ended June 30, 2015, the Company recorded revenue of $1,648 and $1,648 for the three and six months ended June 30, 2015, respectively. The Company recorded property net income of $1,159 and $1,159, excluding related expensed acquisition costs for the three and six months ended June 30, 2015. The Company incurred $385 and $421 of acquisition and transaction costs during the three and six months ended June 30, 2015, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

The Company acquired three properties, including two retail properties and one lodging property for the six months ended June 30, 2014, for a gross acquisition price of $209,150. The table below reflects acquisition activity during the six months ended June 30, 2014.

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
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the six months ended June 30, 2014, as listed above.

2014 Acquisitions
Land	$10,446
Building	154,343
Furniture, fixtures, and equipment	27,087
Total fixed assets	$191,876
Below market ground lease	9,516
Net other assets and liabilities	7,758
Total	$209,150
For properties acquired as of June 30, 2014, the Company recorded revenue of $10,308 and $14,202 for the three and six months ended June 30, 2014, respectively. The Company recorded property net income of $4,194 and $5,876, excluding related expensed acquisition costs for the three and six months ended June 30, 2014. The Company incurred $38 and $1,310 of acquisition and transaction costs during the three and six months ended June 30, 2014, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

4. Disposed Properties
The Company sold one operating property and one land parcel during the six months ended June 30, 2015 for a gross disposition price of $28,910. The Company sold 237 properties and surrendered one property to the lender for the six months ended June 30, 2014 for a gross disposition price of $1,359,600. For the six months ended June 30, 2015 and 2014, the Company had generated net proceeds from the sale of properties of $28,918 and $671,399, respectively.
The following property was sold during the six months ended June 30, 2015. This property has been included in continuing operations on the consolidated statement of operations and comprehensive income for the six months ended June 30, 2015. A parcel of land was also sold during the six months ended June 30, 2015 for a gross disposition price of $1,410.

Segment	Property	Date	Gross Disposition Price	Square Feet
Non-core	Las Plumas	4/1/2015	$27,500	240,000	Square Feet
For the three months ended June 30, 2015 and 2014, the Company recorded a gain on sale of investment properties of $6,500 and $10,380, respectively, in continuing operations. For the six months ended June 30, 2015 and 2014, the Company recorded a gain on sale of investment properties of $7,228 and $11,624, respectively, in continuing operations.
In line with the Company's adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. The 46 assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. The operations of these 46 assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014. The major classes of assets and liabilities of discontinued operations as of June 30, 2015 and December 31, 2014 were as follows:

	As of
	June 30, 2015	December 31, 2014
Assets
Investment properties:
Land	$—	$338,313
Building and other improvements	—	2,710,647
Construction in progress	—	39,736
Total	—	3,088,696
Less accumulated depreciation	—	(505,986)
Net investment properties	—	2,582,710
Cash and cash equivalents	—	134,245
Restricted cash and escrows	—	87,296
Accounts and rents receivable (net of allowance of $0 and $251)	—	26,502
Intangible assets, net	—	64,541
Deferred costs and other assets (a)	7,566	35,505
Total assets	$7,566	$2,930,799
Liabilities
Debt	—	1,199,027
Accounts payable and accrued expenses	—	88,356
Intangible liabilities, net	—	4,212
Other liabilities (b)	169	34,154
Total liabilities	$169	$1,325,749

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

(a) Deferred costs and other assets at June 30, 2015 include receivables from Xenia related to hotel reserve escrows and property insurance proceeds.
(b) Other liabilities at June 30, 2015 include tax liabilities related to hotel properties payable by the Company.
For the three and six months ended June 30, 2015, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off. For the three and six months ended June 30, 2014, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off, the 52 select service lodging properties sold on November 17, 2014, the 3 stand-alone lodging properties sold in 2014, and the portfolio of 223 net lease properties sold in 2014. All other property disposals are now included as a component of income from continuing operations, consistent with the Company's adoption of ASU No. 2014-08.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$—	$315,524	$68,682	$606,638
Depreciation and amortization expense	—	49,215	11,934	95,745
Other expenses	—	211,627	55,425	410,455
Provision for asset impairment	—	—	—	2,998
Operating income from discontinued operations	$—	$54,682	$1,323	$97,440
Interest expense, income taxes, and other miscellaneous income	88	(23,747)	1,006	(49,370)
Gain on sale of properties, net	—	20,639	—	146,338
Loss on extinguishment of debt	—	(1,670)	—	(10,472)
Net income from discontinued operations	$88	$49,904	$2,329	$183,936
Net cash (used in) provided by operating activities from the properties classified as discontinued operations was $(6,350) and $135,891 for the six months ended June 30, 2015 and 2014, respectively. Net cash (used in) provided by investing activities from the properties classified as discontinued operations was $(9,210) and $312,181 for the six months ended June 30, 2015 and 2014, respectively.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
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

	June 30, 2015	December 31, 2014
Net investment properties	$—	$39,736
Other assets	—	1,318
Total assets	—	41,054
Mortgages, notes and margins payable	—	(21,214)
Other liabilities	—	(6,465)
Total liabilities	—	(27,679)
Net assets	$—	$13,375
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

Entity	Description	Ownership %	Investment at June 30, 2015	Investment at December 31, 2014
IAGM Retail Fund I, LLC	Retail shopping centers	55%	$128,579	$109,273
Cobalt Industrial REIT II (a)	Industrial portfolio	36%	7,486	7,486
15th & Walnut Owner, LLC (b)	Student housing	62%	4,536	4,740
Other Unconsolidated Entities	Various real estate investments	Various	1,750	704
			$142,351	$122,203
(a) On December 18, 2014, Cobalt sold all of its real estate assets, and the Company recognized its share of the gain on the sale of the assets in equity in earnings for the year ended December 31, 2014. The balance of this joint venture at June 30, 2015 reflects the Company's expected return of the joint venture's remaining cash assets.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
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
On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of June 30, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the six months ended June 30, 2014. This gain is included as a discontinued operation on the consolidated statement of operations and comprehensive income for the six months ended June 30, 2014. This asset was included in the select service lodging portfolio sold on November 17, 2014.
For the three and six months ended June 30, 2015 and 2014, the Company recorded no impairment on its unconsolidated entities.
Combined Financial Information
The following tables present the combined condensed financial information for the Company’s investment in unconsolidated entities.

	June 30, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation	$577,418	$606,053
Other assets	129,034	186,220
Total assets	$706,452	$792,273
Liabilities and equity:
Mortgage debt	303,144	416,374
Other liabilities	61,024	72,994
Equity	342,284	302,905
Total liabilities and equity	$706,452	$792,273
Company’s share of equity	$156,606	$136,743
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,370 and $1,085, respectively)	(14,255)	(14,540)
Carrying value of investments in unconsolidated entities	$142,351	$122,203

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$49,072	$53,348	$68,716	$100,724
Expenses:
Interest expense and loan cost amortization	3,671	12,670	7,818	25,005
Depreciation and amortization	6,982	16,383	12,616	33,763
Operating expenses, ground rent and general and administrative expenses	4,532	20,236	10,360	38,076
Total expenses	15,185	49,289	30,794	96,844
Net income	$33,887	$4,059	$37,922	$3,880
Company’s share of:
Net income, net of excess basis depreciation of $130 and $128, and $260 and $256, respectively	$12,943	$2,004	$14,916	$2,716
Equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive income of $26,010 and $27,983 for the three and six months ended June 30, 2015, respectively, include nonrecurring distributions from the sale of assets within two joint ventures that are in excess of the investments' carrying value by $13,067 for the three and six months ended June 30, 2015.
The unconsolidated entities had total third party debt of $303,144 at June 30, 2015 that matures as follows:

Year	Amount
2015	$—
2016	31,591
2017	—
2018	204,028
2019	16,250
Thereafter	51,275
$303,144
Of the total outstanding debt, approximately $24,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

6. Transactions with Related Parties
As of January 1, 2015, the Company is no longer a related party to The Inland Group, Inc. (the "Inland Group") as described below.
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company, the Business Manager, Inland American Lodging Advisor, Inc., a wholly owned subsidiary of the Business Manager ("ILodge"), the Property Managers, Inland American Industrial Management LLC (“Inland Industrial”), Inland American Office Management LLC (“Inland Office”) and Inland American Retail Management LLC (“Inland Retail”), their parent, Inland American Holdco Management LLC (“Holdco” and collectively with Inland Industrial, Inland Office and Inland Retail, and Eagle I Financial Corp. ("Eagle"), entered into a Master Modification Agreement (the “Master Modification Agreement”) pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
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

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended		Unpaid amounts as of
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	December 31, 2014
General and administrative:
General and administrative reimbursement (a)	$—	$919	$—	$4,887	$—	$331
Investment advisor fee (b)	—	336	—	685	—	80
Total general and administrative to related parties	$—	$1,255	$—	$5,572	$—	$411
Property management fees (c)	$—	$3,105	$—	$6,723	$—	$75
Business management fee (d)	$—	$12	$—	$2,605	$—	$—
Loan placement fees (e)	$—	$15	$—	$223	$—	$—

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

In addition, the Company has directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the year ended December 31, 2014, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company. During the six months ended June 30, 2015, the Company sent a termination notice for the agreement with those affiliates of the Business Manager which provided human resource services to the Company. The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.
Unpaid amounts of $411 as of December 31, 2014 are included in accounts payable and accrued expenses on the consolidated balance sheet.

(b)
The Company paid a related party of the Business Manager to purchase and monitor its investment in marketable securities. The Company terminated this agreement during the six months ended June 30, 2015.

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

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

In addition to these fees, the Property Managers received reimbursements of payroll costs for property level employees. The Company reimbursed the Property Managers and other affiliates $904 and $3,295 for the three and six months ended June 30, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company had deposited $377 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
7. Investment in Marketable Securities
Investment in marketable securities of $211,867 and $154,753 at June 30, 2015 and December 31, 2014, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $139,394 and $95,480 as of June 30, 2015 and December 31, 2014, respectively. The Company's investment in marketable securities includes a 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $123,262 as of June 30, 2015. The cost basis of the Xenia securities held by the Company was $80,748 as of June 30, 2015, which is equal to 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Spin-Off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $72,473 and $59,273, which includes gross unrealized losses of $1,985 and $1,328 related to its marketable securities as of June 30, 2015 and December 31, 2014, respectively. Securities with gross unrealized losses have a related fair value of $7,580 and $11,502 as of June 30, 2015 and December 31, 2014, respectively. The unrealized gain on the Xenia securities held by the Company was $42,516 as of June 30, 2015.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three and six months ended June 30, 2015 and 2014.
Dividend income is recognized when earned. During the three months ended June 30, 2015 and 2014, dividend income of $2,564 and $3,669, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income. During the six months ended June 30, 2015 and 2014, dividend income of $5,463 and $7,388, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

8. Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2015 and December 31, 2014 were $1,835,557 and $2,999,968, respectively, and had a weighted average interest rate of 5.01% and 4.63% per annum, respectively. Of the mortgage loans outstanding at December 31, 2014, approximately $1,200,688 related to liabilities of discontinued operations. Mortgage premium and discount, net, was a discount of $8,058 and $9,332 as of June 30, 2015 and December 31, 2014, respectively. Of this net mortgage discount, $1,661 related to liabilities of discontinued operations at December 31, 2014. As of June 30, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of June 30, 2015	Weighted average interest rate
2015	$25,800	7.99%
2016	256,872	4.95%
2017	784,149	5.45%
2018	186,723	2.88%
2019	—	—%
Thereafter	582,013	4.97%
Total	$1,835,557	5.01%
The Company is negotiating refinancing debt maturing in 2015. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2015, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $39,513 is recourse to the Company at June 30, 2015.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of June 30, 2015, the Company was in compliance with all mortgage loan requirements except two loans with a carrying value of $14,053. These loans are not cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default at June 30, 2015 were reflected as follows: $11,400 in 2015 and $2,653 in 2016. As of December 31, 2014, the Company was in compliance with all such covenants, with the exception of one hotel which was closed for business during the fourth quarter of 2014 due to earthquake damage. This hotel was included in the Spin-Off.
Line of Credit
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of June 30, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $299,963 available under the revolving line of credit as of June 30, 2015. As of June 30, 2015, the interest rate of the revolving line of credit was 1.40%.
In 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500,000. The credit facility consisted of a $300,000 senior unsecured revolving line of credit and a total outstanding term loan of $200,000. As of December 31, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remained outstanding as of December 31, 2014 and was repaid during the six months ended June 30, 2015. As of December 31, 2014, the Company had $300,000 available under the revolving line of credit. This credit agreement was refinanced on February 3, 2015, as described above.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2015
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$208,219	$—	$—
Real estate related bonds	—	3,648	—
Total assets	$208,219	$3,648	$—
Derivative interest rate instruments	—	(1,669)	—
Total liabilities	$—	$(1,669)	$—

	Fair Value Measurements at December 31, 2014
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$151,062	$—	$—
Real estate related bonds	—	3,691	—
Total assets	$151,062	$3,691	$—
Derivative interest rate instruments	—	(1,744)	—
Total liabilities	$—	$(1,744)	$—

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

Level 1
At June 30, 2015 and December 31, 2014, the fair value of the available-for-sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2015 and December 31, 2014, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2015 and December 31, 2014, the Company had outstanding interest rate swap agreements with a notional value of $47,000 and $51,283, respectively.
Level 3
At June 30, 2015 and December 31, 2014, the Company had no level three recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and six months ended June 30, 2014. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Fair Value Measure-ments Using Significant Unobservable Inputs (Level 3)	Total Impair-ment Losses	Fair Value Measure-ments Using Significant Unobservable Inputs (Level 3)	Total Impair-ment Losses	Fair Value Measure-ments Using Significant Unobservable Inputs (Level 3)	Total Impair-ment Losses	Fair Value Measure-ments Using Significant Unobservable Inputs (Level 3)	Total Impair-ment Losses
Investment properties	$—	$—	$108,100	$68,106	$—	$—	$130,380	$74,947
Total	—	—	108,100	68,106	—	—	130,380	74,947
Investment Properties
During the three and six months ended June 30, 2015, the Company recognized no impairment.
During the three and six months ended June 30, 2014, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company's estimated fair value relating to the investment properties' impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates. During the six months ended June 30, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.25% were utilized in the model. These rates are based upon observable rates that the Company

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

believes to be within a reasonable range of current market rates. Additionally, during the three and six months ended June 30, 2014, one asset previously classified as held for sale was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647.
For the three months ended June 30, 2014, the Company recorded an impairment of investment properties of $68,106. For the six months ended June 30, 2014, the Company recorded an impairment of investment properties of $74,947. Certain properties were impaired prior to disposal. There were no related impairment charges for those properties included in discontinued operations for the three and six months ended June 30, 2015. There were $2,998 related impairment charges for those properties included in discontinued operations for the six months ended June 30, 2014.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,835,557	$1,858,032	$2,999,968	$3,022,002
Line of credit	$37	$37	$200,000	$200,000
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.78% per annum. The fair value estimate of the line of credit approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
10. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owns substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. (“MB REIT”), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes.
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company's hotels were leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation. For the three months ended June 30, 2015 and 2014, an income tax benefit of $64 and an expense of $440, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2015 and 2014, an income tax expense of $865 and $742, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income. For the three months ended June 30, 2015 and 2014 income tax expense of $0 and $2,006, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2015 and 2014, income tax expense of $2,169 and $3,924, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
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
For the six months ended June 30, 2015, approximately 13% of the Company’s retail and non-core revenue from continuing operations was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T, Inc. were to cease paying rent or fulfilling its other monetary obligations, the Company would have significantly reduced revenues and/or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants, if at all. The student housing segment was not considered in this analysis as leases are on a per bed basis, for a year or less, and are immaterial when evaluated individually.

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$89,753	$50,857	$17,677	$21,219
Straight line adjustment	97	734	43	(680)
Tenant recovery income	17,030	15,640	160	1,230
Other property income	2,180	908	1,196	76
Total income	109,060	68,139	19,076	21,845
Operating expenses	29,295	18,611	7,116	3,568
Net operating income	$79,765	49,528	11,960	18,277
Non-allocated expenses (a)	(54,671)
Other income and expenses (b)	10,875
Equity in earnings of unconsolidated entities	26,010
Provision for asset impairment (c)	—
Net income from continuing operations	61,979
Net income from discontinued operations (d)	88
Less: net income attributable to noncontrolling interests	—
Net income attributable to Company	$62,067

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax benefit.

(c)	There was no provision for asset impairment during the three months ended June 30, 2015.

(d)	Net income from discontinued operations primarily relates to immaterial expenses resulting from the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended June 30, 2014.

	Total	Retail	Student Housing	Non-core
Rental income	$93,976	$50,810	$17,069	$26,097
Straight line adjustment	327	1,011	61	(745)
Tenant recovery income	16,986	15,003	138	1,845
Other property income	2,810	1,704	1,059	47
Total income	114,099	68,528	18,327	27,244
Operating expenses	33,724	21,788	7,495	4,441
Net operating income	$80,375	46,740	10,832	22,803
Non-allocated expenses (a)	(53,700)
Other income and expenses (b)	(980)
Equity in earnings of unconsolidated entities	2,004
Provision for asset impairment (c)	(68,106)
Net loss from continuing operations	(40,407)
Net income from discontinued operations (d)	49,904
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$9,489

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $68,106 related to two non-core properties.

(d)	Net income from discontinued operations primarily relates to the gain on sale of net lease properties sold in 2014 and the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$179,591	$100,695	$35,455	$43,441
Straight line adjustment	113	1,508	79	(1,474)
Tenant recovery income	34,946	31,727	337	2,882
Other property income	4,077	1,648	2,277	152
Total income	218,727	135,578	38,148	45,001
Operating expenses	62,085	41,112	13,589	7,384
Net operating income	$156,642	94,466	24,559	37,617
Non-allocated expenses (a)	(112,242)
Other income and expenses (b)	(6,816)
Equity in earnings of unconsolidated entities	27,983
Provision for asset impairment (c)	—
Net income from continuing operations	65,567
Net income from discontinued operations (d)	2,329
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$67,888
Balance Sheet Data
Real estate assets, net (e)	$3,305,054	2,102,179	623,467	579,408
Non-segmented assets (f)	990,570
Total assets	4,295,624
Capital expenditures (g)	$4,496	3,244	453	799

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	There was no provision for asset impairment during the six months ended June 30, 2015.

(d)	Net income from discontinued operations primarily relates to the lodging properties included in the Spin-Off of Xenia.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

(g)	Capital expenditures exclude capital expenditures related to the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the six months ended June 30, 2014.

	Total	Retail	Student Housing	Non-core
Rental income	$190,200	$102,302	$34,309	$53,589
Straight line adjustment	2,100	2,252	175	(327)
Tenant recovery income	35,341	31,368	266	3,707
Other property income	4,946	2,803	2,000	143
Total income	232,587	138,725	36,750	57,112
Operating expenses	67,611	44,242	14,072	9,297
Net operating income	$164,976	94,483	22,678	47,815
Non-allocated expenses (a)	(109,978)
Other income and expenses (b)	(26,724)
Equity in earnings of unconsolidated entities	2,716
Provision for asset impairment (c)	(74,947)
Net loss from continuing operations	(43,957)
Net income from discontinued operations (d)	183,936
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$139,971

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $74,947 related to four non-core properties.

(d)	Net income from discontinued operations primarily relates to the gain on sale of net lease properties sold in 2014 and the lodging properties included in the Spin-Off of Xenia

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

12. Earnings (loss) per Share and Equity Transactions
Basic earnings (loss) per share (“EPS”) are computed using the two-class method by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except weighted average share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) from continuing operations	$61,979	$(40,407)	$65,567	$(43,957)
Less: Dividends on common stock	(28,006)	(107,280)	(82,591)	(221,435)
Less: Dividends on unvested restricted stock units	—	—	—	—
Less: Undistributed (income) loss allocated to unvested Shares	(65)	—	—	—
Less: Net (income) attributable to noncontrolling interests	—	(8)	(8)	(8)
Undistributed income (loss)	$33,908	$(147,695)	$(17,032)	$(265,400)
Add back: Dividends on common stock	28,006	107,280	82,591	221,435
Distributed and undistributed income (loss) from continuing operations - basic and diluted	$61,914	$(40,415)	$65,559	$(43,965)

Income from discontinued operations allocated to common stockholders:	$88	$49,904	$2,329	$183,936

Weighted average shares outstanding:
Weighted average shares outstanding - basic	861,824,777	876,951,378	861,824,777	894,674,445
Effect of unvested restricted stock units	—	—	94,000	—
Weighted average shares outstanding - diluted	861,824,777	876,951,378	861,918,777	894,674,445

Basic income (loss) per share:
Income (loss) from continuing operations allocated common shareholders per share :	$0.07	$(0.05)	$0.08	$(0.05)
Income (loss) from discontinued operations allocated common shareholders per share :	$—	$0.06	$—	$0.21

Diluted income (loss) per share:
Income (loss) from continuing operations allocated common shareholders per share :	$0.07	$(0.05)	$0.08	$(0.05)
Income (loss) from discontinued operations allocated common shareholders per share :	$—	$0.06	$—	$0.21
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$65	—		—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock units	94,000	—		—

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

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

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

13. Stock-Based Compensation
Share Unit Plans
During 2014, the Company maintained the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the “Retail Plan”), with respect to the Company’s retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the “Lodging Plan”), with respect to the Company’s lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the “Student Housing Plan”), with respect to the Company’s student housing business (collectively, the “Share Unit Plans”).  Each Share Unit Plan provides for the grant of “share unit” awards to eligible participants.  The value of a “share unit” was determined based on a phantom capitalization of the Company’s retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc. (n/k/a "University House Communities Group, Inc."), as applicable.  Vesting of the share units granted in 2014 is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
As of February 3, 2015, the share units outstanding under the Lodging Plan were included in the Spin-Off and Xenia terminated the Lodging Plan.
As of June 19, 2015, in connection with the adoption of the Incentive Award Plan (as defined below) the Company terminated the Retail Plan. Awards outstanding with a grant date value of $7,845 under the Retail Plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan. The Student Housing Plan was not terminated and remains in effect. As of June 30, 2015, awards granted in 2014 and 2015 in the aggregate grant date value of $3,296 were outstanding under the Student Housing Plan.
As a triggering event has not occurred, with respect to our retail/non-core or student housing businesses, the Company did not recognize stock-based compensation expense related to the 2014 Retail Plan or the Student Housing Plan for the three and six months ended June 30, 2015 and 2014.

Incentive Award Plan

Effective as of June 19, 2015, the board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the “Incentive Award Plan”), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the 2015 Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At June 30, 2015, 28,351,250 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of June 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Price at Grant Date
Outstanding at January 1, 2015	—	—
Restricted stock units granted	1,648,750	$4.00
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Outstanding at June 30, 2015	1,648,750	$4.00
At June 30, 2015, there was $6,151 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan. The outstanding restricted stock units have vesting schedules through December 2017. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $137 related to the Incentive Award Plan for the three and six months ended June 30, 2015. No stock-based compensation expense was recognized for the three and six months ended June 30, 2014.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

14. Commitments and Contingencies
In May 2012, the Company disclosed that the SEC had initiated a non-public, formal, fact-finding investigation ("SEC Investigation") to determine whether there had been violations of certain provisions of the federal securities laws regarding the payment of fees to the Company's former Business Manager and Property Managers, transactions with the Company's former affiliates, timing and amount of distributions paid to the Company's investors, determination of property impairments, and any decision regarding whether it might become a self-administered REIT. After a multi-year investigation, on March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received as of that date, it did not intend to recommend any enforcement action against the Company.
Shortly after the Company disclosed the existence of the SEC Investigation, the Company received three related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the Company's officers, board of directors, former Business Manager, and affiliates of the Company's former Business Manager breached their fiduciary duties to the Company in connection with the matters that the Company disclosed were subject to the SEC Investigation.
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
On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015 ("the Consolidated Action").
On July 28, 2015, the Company informed the court in the Consolidated Action that the parties had reached an agreement in principle to resolve all matters related to the Derivative Demands, including all claims raised in the Consolidated Action and the claims authorized by the Board. The Company anticipates that the settlement will result in a payment of funds to the Company. The settlement is subject to documentation and court approval. Additional details will be disclosed once the settlement is final.

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
June 30, 2015
(unaudited)

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
15. Subsequent Events
Subsequent to June 30, 2015, the Company sold three non-core properties for a gross disposition price of $24,365.

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
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.’s (the “Company”) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, as may be updated elsewhere in this report and other Quarterly Reports on Form 10-Q; market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company’s properties are located; the Company’s ability to identify, execute and complete strategic transactions; the Company’s ability to refinance maturing debt or to obtain new financing on attractive terms; the Company’s ability to identify disposition opportunities and to successfully execute on such dispositions; the Company’s ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; the Company’s ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the impact of leasing and capital expenditures to improve the Company’s properties in order to retain and attract tenants; the Company’s organizational and governance structure, including its transition to becoming a self-managed company; loss of members of the Company’s senior management team or key personnel; adverse litigation judgments or settlements; the Company’s ability to collect rent from tenants or to rent space on favorable terms or at all; the economic success and viability of the Company’s anchor retail tenants; forthcoming expirations of certain of the Company’s leases and the Company’s ability to re-lease such properties; changes in the competitive environment in the leasing market and any other market in which the Company operates; events beyond the Company’s control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; actions or failures by the Company’s joint venture partners, including development partners; the Company’s investment in equity and debt securities and in companies that the Company does not control, including Xenia Hotels & Resorts, Inc.; the Company’s status as a real estate investment trust (“REIT”) for federal tax purposes; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations and United States accounting standards or interpretations thereof; and the Company’s debt financing, including risk of default, loss and other restrictions placed on the Company.
These factors are not necessarily all of the important factors that could cause our actual financial results, performance, achievements or prospects to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
The following discussion and analysis relates to the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
In 2015, we continued to implement our strategy of focusing our portfolio into two asset classes - retail and student housing - while completing the Spin-Off of our lodging segment on February 3, 2015. By tailoring, expanding and refining these two components of our portfolio, our goals have been to enhance long-term stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. As of June 30, 2015, our portfolio is comprised of 143 properties, excluding development properties, representing 15.9 million square feet of retail space, 7,989 student housing beds, and 6.2 million square feet of non-core space. With our current portfolio, our strategy is to tailor and grow our retail and student housing segments and dispose of our remaining non-core segment. Our objective has been, and will continue to be, maximizing stockholder value over the long-term.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the six months ended June 30, 2015 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable).
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

•	Modified net operating income, which reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Managing operating expenses;

•	Managing general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Company highlights for the six months ended June 30, 2015
Distributions, including the Spin-off of Lodging Subsidiary, Xenia Hotels & Resorts, Inc.
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
Financing Activities
On February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of June 30, 2015, we had $0.04 million outstanding under the revolving credit facility.
Name Change to InvenTrust Properties
On April 16, 2015, we announced that we changed our name to InvenTrust Properties Corp. Following the completion of the self-management transactions in 2014 and the Spin-Off of our lodging segment in 2015, we determined it was an appropriate time to change our name and develop a brand that is consistent with our strategy. Our new name is consistent with our multi-tenant retail strategy to bring innovation to the way we operate our retail properties. We also continue to develop and expand our student housing business segment, which operates under the University House Communities name.
Joint Venture Activity
We increased our equity in IAGM Retail Fund I, LLC with a contribution of $25.2 million during second quarter 2015, which was used to purchase a retail property in Flower Mound, Texas. Additionally, as part of wind-down activities, we recognized $11,875 from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $13,067 for the three and six months ended June 30, 2015, which were recognized in equity in earnings of unconsolidated entities.

Acquisitions
We acquired two retail properties during the six months ended June 30, 2015 and one student housing property for a gross acquisition price of $103.0 million. The student housing property will be demolished and redeveloped into a student housing property in line with the rest of our portfolio.
Disposals
On February 3, 2015, we completed the Spin-Off of Xenia, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development.
We sold one parcel of land for a gross disposition price of $1.4 million and one non-core property for a gross disposition price of $27.5 million during the six months ended June 30, 2015.
Outlook
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

Results of Operations
Consolidated Results of Operations
This section describes and compares our results of operations for the three and six months ended June 30, 2015 and 2014. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three and six months ended June 30, 2015 and 2014 are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts and per square foot amounts).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to Company	$62,067	$9,489	$67,888	$139,971
Net income per common share, basic	$0.07	$0.01	$0.08	$0.16
Our net income increased $52,578 for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to the impairment expense of $68,106 incurred during the three months ended June 30, 2014, whereas the Company recognized no impairment expense for the three months ended June 30, 2015. Additionally, as part of wind-down activities, we recognized $11,875 from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $13,067, which were both recognized in equity in earnings of unconsolidated entities. Offsetting the increase in net income is a reduction in income from discontinued operations, mainly due to the reduction of gain on sale of properties. The Company recognized $49,904 of income from discontinued operations during the three months ended June 30, 2014 whereas there were no dispositions during the three months ended June 30, 2015 that met the criteria for classification as discontinued operations.
Our net income decreased $72,083 for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of the disposition of 124 properties subsequent to June 30, 2014, including the Spin-Off of Xenia. Of the 124 properties disposed subsequent to June 30, 2014, the operations, as well as any gains on sales recognized, for 100 of those properties are included in income from discontinued operations for the six months ended June 30, 2014. At June 30, 2015, the Company owned a portfolio of 143 properties, whereas at June 30, 2014, the Company owned 268 properties. Income from discontinued operations for the six months ended June 30, 2015 was $2,329 compared to $183,936 at June 30, 2014, a decrease of $181,607. The decrease in net income is offset by the impairment expense of $74,947 incurred during the six months ended June 30, 2014, whereas the Company recognized no impairment expense for the six months ended June 30, 2015.
A detailed discussion of our financial performance is as follows.

Operating Income and Expenses:

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Income:
Rental income	$89,850	$94,303	$(4,453)	$179,704	$192,300	$(12,596)
Tenant recovery income	17,030	16,986	44	34,946	35,341	(395)
Other property income	2,180	2,810	(630)	4,077	4,946	(869)
Operating Expenses:
Property operating expenses	$15,810	$22,587	$(6,777)	$36,030	$44,309	$(8,279)
Real estate taxes	13,485	11,137	2,348	26,055	23,302	2,753
Depreciation and amortization	36,626	38,085	(1,459)	73,614	77,669	(4,055)
Provision for asset impairment	—	68,106	(68,106)	—	74,947	(74,947)
General and administrative expenses	18,045	15,603	2,442	38,628	29,704	8,924
Business management fee	—	12	(12)	—	2,605	(2,605)
Property Income and Operating Expenses
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, other property income, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, real estate taxes, management fees, utilities, and insurance (some of which are recoverable from the tenant).

•
Total property income decreased $5,039 for the three months ended June 30, 2015 compared to the same period in 2014, and $13,860 for the six months ended June 30, 2015 compared to the same period in 2014. These decreases were largely a result of the sale of non-core and retail properties that did not qualify as discontinued operations. Non-core property income decreased $5,399 and $12,111 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Our retail segment had a decrease of $389 and $3,147 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These decreases were offset by our student housing segment, which saw an increase in property income of $749 and $1,398 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due to the acquisition of one property in fourth quarter 2014.

•
Property operating expenses decreased $4,429 for the three months ended June 30, 2015 compared to the same period in 2014, and $5,526 for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in property operating expenses was primarily the result of the sale of properties that did not qualify as discontinued operations. Additionally, for the retail and non-core segments, as a result of our self-management transactions, there was a net decrease in property operating expenses because we no longer pay a property management fee to Inland American Holdco Management LLC. The elimination of this fee is offset by direct property costs related to payroll and overhead. Retail operating expenses decreased $3,177 and $3,130 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Student housing operating expenses decreased $379 and $483 for the three and six months ended June 30, 2015 compared to the same periods in 2014. Non-core operating expenses decreased $873 and $1,913 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

Provision for Asset Impairment

•	For the three and six months ended June 30, 2015, we did not recognize any asset impairment.

•
For the three and six months ended June 30, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two non-core assets during the three months ended June 30, 2014 and four non-core assets during the six months ended June 30, 2014 that we determined were impaired and subsequently written down to fair value. Additionally, one asset which was previously classified as held-for-sale at December 31, 2013 and was re-

classified as held and used and was then re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647. We recorded a provision for asset impairment of $68,106 and $74,947 for the three and six months ended June 30, 2014, respectively.
General Administrative Expenses and Business Management Fee

•
General and administrative expenses increased $2,442 and $8,924 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase when comparing the three and six months ended June 30, 2015 and 2014 was a result of the completion of the self-management transaction and costs associated with the internalization of functions previously performed by the Business Manager or its related parties. We began internalizing functions such as IT, human resources and property management, which have resulted in an increase in employee salaries and implementation costs, which are reflected in the general and administrative expenses for the three and six months ended June 30, 2015. As part of a company reorganization, we eliminated certain roles and incurred severance costs of approximately $1,700 for the six months ended June 30, 2015.

•	We incurred a business management fee of $2,605 for the six months ended June 30, 2014. As of March 31, 2014, the Company no longer pays a business manager fee.

•
On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). Refer to Part I. Item 1. "Note 6. Transactions with Related Parties."

Non-Operating Income and Expenses:

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Interest and dividend income	$3,207	$3,952	$(745)	$6,498	$7,949	$(1,451)
Gain on sale of investment properties	6,500	10,380	(3,880)	7,228	11,624	(4,396)
Gain on extinguishment of debt	2,737	1,544	1,193	1,382	392	990
Other income	3,745	1,395	2,350	4,656	3,549	1,107
Interest expense	(22,823)	(32,924)	(10,101)	(45,870)	(64,643)	(18,773)
Equity in earnings of unconsolidated entities	26,010	2,004	24,006	27,983	2,716	25,267
Realized gain on sale of marketable securities, net	17,445	15,113	2,332	20,155	15,147	5,008
Net income from discontinued operations	88	49,904	(49,816)	2,329	183,936	(181,607)
Interest Expense

•
Interest expense decreased to $22,823 from $32,924 for the three months ended June 30, 2015, respectively, compared to the same period in 2014 due to property sales and mortgage pay-downs during the year ended December 31, 2014.

•
Interest expense decreased to $45,870 from $64,643 for the six months ended June 30, 2015, respectively, compared to the same period in 2014 due to property sales and mortgage pay-downs during the year ended December 31, 2014.

Equity in earnings of unconsolidated entities

•
Equity in earnings of unconsolidated entities increased $24,006, to $26,010 from $2,004 for the three months ended June 30, 2015 compared to the same period in 2014. As part of wind-down activities, we recognized $11,875 from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $13,067, which were both recognized in equity in earnings of unconsolidated entities.

•
Equity in earnings of unconsolidated entities increased $25,267, to $27,983 from $2,716 for the six months ended June 30, 2015 compared to the same period in 2014. As part of wind-down activities, we recognized $11,875 from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $13,067, which were both recognized in equity in earnings of unconsolidated entities.

Realized Gain on Sale of Marketable Securities, net

•
Realized gain on securities, net, increased to $17,445 from $15,113 for the three months ended June 30, 2015 compared to the same period in 2014, due to additional securities sold during the three months ended June 30, 2015.

•
Realized gain on securities, net, increased to $20,155 from $15,147 for the six months ended June 30, 2015 compared to the same period in 2014 due to additional securities sold during the six months ended June 30, 2015.

Discontinued Operations
In line with our adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. For the three and six months ended June 30, 2015, the Xenia hotels that we spun off are included in discontinued operations. For the three and six months ended June 30, 2014, the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the entire lodging segment, including the hotels sold during the year-ended December 31, 2014 and the Xenia hotels that we spun-off are included in discontinued operations.

•
The decrease in net income from discontinued operations of $49,816 to $88 for the three months ended June 30, 2015 from $49,904 for the three months ended June 30, 2014 is primarily a result of the nine triple net properties classified as discontinued operations during the three months ended June 30, 2014, which sold for a gain of $20,639. The remainder of the decrease reflects the operations of the lodging segment during the three months ended June 30, 2014. There were no properties classified as discontinued operations during the three months ended June 30, 2015. The $88 shown as net operating income from discontinued operations during the three months ended June 30, 2015 reflects non-operating expenses and filing fees associated with the Spin-Off.

•
The decrease in net income from discontinued operations of $181,607 to $2,329 for the six months ended June 30, 2015 from $183,936 for the six months ended June 30, 2014 is primarily a result of the 223 triple net properties classified as discontinued operations during the six months ended June 30, 2014, which sold for a gain of $146,338. The remainder of the decrease reflects the operations of the lodging segment during the six months ended June 30, 2014. The Xenia hotels included in the Spin-Off have been included as discontinued operations during the six months ended June 30, 2015.

Segment Reporting
Over the past two years, we have been implementing our strategy of focusing our diverse portfolio of real estate into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals are to enhance stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. Following the Spin-Off of Xenia, we will seek to deliver value by continuing to tailor and grow our retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment.
We evaluate segment performance primarily based on net operating income and modified net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods. Net operating income is calculated and reconciled to U.S. generally accepted accounting principles ("GAAP") net income in "Part I, Item 1. Note 11 to the Consolidated Financial Statements" and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data".
An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the six months ended June 30, 2015 and 2014. The rental rates reflected in retail and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. The rental rates reflected for student housing are inclusive of rent concessions. Economic occupancy, shown for our retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy, shown for our student housing segment, is defined as the percentage of occupied beds compared to the total number of leasable beds.

	Number of Properties	Gross Leasable Area / No. of Beds	Average Occupancy (a)
Retail:
Community and neighborhood centers	67	6,060,739	91%
Power centers	43	9,809,811	94%
Total retail	110	15,870,550	93%
Student Housing:
Mid-rise	8	4,406	95%
High-rise	2	1,135	99%
Cottage style	2	1,257	87%
Garden style	2	1,191	98%
Total student housing	14	7,989	95%
Non-core:
Multi-tenant office	7	1,703,657	71%
Triple net	12	4,466,040	98%
Total non-core	19	6,169,697	90%
Total number of wholly owned properties (b)	143
IAGM Retail Fund I, LLC ("IAGM") Retail joint venture, 55% ownership (c)	18	3,050,056	94%
15th & Walnut Owner, LLC ("Eugene") Student housing joint venture, 62% ownership (c)	1	240	98%
Total number of joint venture and wholly owned properties	162
(a) As noted above, retail, non-core, and IAGM occupancy are shown as economic occupancy. Student housing and Eugene occupancy are shown as physical occupancy.
(b) Wholly owned properties are defined as those properties consolidated by the Company and not accounted for as an unconsolidated entity.
(c) These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments.

Same-store
In order to evaluate our overall portfolio, management analyzes the operating performance of all properties on a "same store" basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared, except for those properties for which significant redevelopment occurred during either period being compared. A total of 137 of our investment properties met our same store criteria for the three months ended June 30, 2015 and 2014 and 135 of our investment properties met our same store criteria for the six months ended June 30, 2015 and 2014. Properties are classified as same store once they have been owned and operated for the entirety of both periods presented and are fully operational. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
Same Store Segment Modified Net Operating Income
The following table represents our same store modified net operating income for the six months ended June 30, 2015 and 2014. Same store properties are properties we have owned and operated for the same period during each year.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase	Increase	Average Occupancy June 30, 2015 (a)	Average Occupancy June 30, 2014 (a)
Retail	$88,314	$84,057	$4,257	5.1%	93%	93%
Student housing	20,612	19,033	1,579	8.3%	94%	91%
Non-core	39,043	38,883	160	0.4%	90%	95%
	$147,969	$141,973	$5,996	4.2%

(a)
Economic occupancy, shown for the retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy is shown for the student housing segment.

Retail
During the six months ended June 30, 2015, we owned 110 retail assets consisting of 15,870,550 square feet. There were 104 retail same store assets for the six months ended June 30, 2015 and 2014. Our retail segment consists solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers.
We continue to maintain strong expense controls to maximize operational efficiency with the transition to self-management. We will support our key market approach by expanding our regional offices and further embed leasing and operations staff in our respective markets. We see this continuing in 2015 and beyond as we continue to source acquisitions in key markets. We also continue to focus on new consumer trends and re-evaluate tenant synergies and complimentary uses as leases mature in an effort to maximize tenant performance at our properties.
IAGM Retail Fund I, LLC ("IAGM") is a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of June 30, 2015, IAGM consists of 18 retail assets representing 3,050,056 gross leasable square feet and has economic occupancy of 94%. The Company is responsible for the management and leasing of the retail properties included in the IAGM joint venture. This entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.

	Retail
	As of June 30,
	2015	2014
Retail segment
Economic occupancy (a)	93%	93%
Rent per square foot (b)	$13.88	$13.73
Investment in properties, undepreciated	$2,637,354	$2,656,264

Retail segment, with IAGM joint venture properties:
Economic occupancy (a)	93%	93%
Rent per square foot (b)	$14.18	$14.05
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

The following table represents lease expirations for the retail segment as of June 30, 2015:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2015	122	305,364	$5,144	2.1%	2.5%	$16.84
2016	303	1,552,875	22,666	10.5%	10.9%	14.60
2017	369	1,890,722	31,716	12.8%	15.3%	16.77
2018	304	1,795,757	28,064	12.1%	13.5%	15.63
2019	302	2,452,817	33,342	16.6%	16.1%	13.59
2020	285	2,074,604	27,585	14.0%	13.3%	13.30
2021	73	804,348	10,526	5.4%	5.1%	13.09
2022	48	791,624	9,368	5.4%	4.5%	11.83
2023	54	755,606	10,951	5.1%	5.3%	14.49
2024	59	838,209	10,046	5.7%	4.9%	11.99
Thereafter	91	1,404,721	15,315	9.5%	7.4%	10.90
	2,060	14,798,325	$207,320	100%	100%	$14.01
We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of June 30, 2015 will in fact be exercised.
The following table represents lease spread metrics for leases that commenced in 2015 compared to expiring leases for the prior tenant in the same unit:

	Number of Leases Commenced as of June 30, 2015	GLA SF	New Contractual Rent ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	Change over prior year (a)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable (b) Renewal Leases	124	938,280	$13.38	$12.86	4.04%	5.47	$0.46	$0.15
Comparable (b) New Leases	9	25,936	20.79	19.48	6.72%	8.49	18.02	6.67
Non-Comparable Renewal and New Leases	23	101,296	15.09	n/a	n/a	9.17	14.10	6.30
Total	156	1,065,512	$13.58	$13.04	4.14%	5.90	$2.18	$0.89
(a) Non-comparable leases are not included in totals.
(b) Comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage, and rent structure is consistent.
During the six months ended June 30, 2015, 32 new leases and 124 renewals commenced with gross leasable area totaling 1,065,512 square feet, of which 133 were comparable. For our comparable new leases, base rent increased by 6.72% from prior base rent, from $19.48 to $20.79 per square foot. The weighted average term for comparable new leases was 8.49 years, with tenant improvement allowances and commissions at $18.02 and $6.67 per square foot, respectively.
Our comparable renewal leases saw rent growth of 4.04%, increasing from $12.86 to $13.38 per square foot. The weighted average term was 5.47 years, with tenant improvement allowances and lease commissions at $0.46 and $0.15 per square foot, respectively. The 23 non-comparable leases commenced with rents starting at $15.09 in year 1 and had a weighted average term of 9.17 years. Tenant improvement allowances and lease commissions were $14.10 and $6.30 per square foot, respectively.
Tenant improvement allowances were primarily given for our new leases. Lease commissions were consistent across the new lease activity. As of December 31, 2014, we had 167 leases set to expire in the first six months of 2015, of which GLA totaled 958,123 square feet. During the six months ended June 30, 2015, we achieved a retention rate of 71%.

Comparison of the three and six months ended June 30, 2015 and 2014
The following table represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended June 30, 2015 and 2014 and for the entire six months ended June 30, 2015 and 2014. Activity in the non-same store row for the three and six months ended June 30, 2015 and 2014 includes properties acquired after June 30, 2014. Activity in the non-same store row for the three and six months ended June 30, 2015 and 2014 also includes properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the three months ended June 30, 2015 compared to the same period in 2014, on a same store basis, our retail segment modified net operating income increased by $4,002, or 9.5%, up to $46,246 from $42,244. As a result of our self-management transactions, there was a net decrease of approximately $2,921 in property operating expenses because we no longer pay a property management fee to Inland American Holdco Management LLC. The elimination of this fee is offset by direct property costs related to payroll and overhead. Lease spreads have contributed to an increase of rental income as well as a controlled decrease in property operating expenses from repair and maintenance for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. During the same three month period, the total segment modified net operating income increased by $3,696, or 8.2%, to $48,791 for the three months ended June 30, 2015 from $45,095 for the three months ended June 30, 2014. This increase was primarily the result of contractual rental rate increases, one acquisition in the fourth quarter of 2014 and two during the second quarter of 2015, offset by the sold properties that did not qualify as discontinued operations.
For the six months ended June 30, 2015 compared to the same period in 2014, on a same store basis, our retail segment modified net operating income increased by $4,257, or 5.1%, up to $88,314 from $84,057. As a result of our self-management transactions, there was a net decrease of approximately $3,434 in property operating expenses because we no longer pay a property management fee to Inland American Holdco Management LLC. The elimination of this fee is offset by direct property costs related to payroll and overhead. Additionally, contractual rental rate increases have contributed to an increase of rental income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the same six month period, the total segment modified net operating income increased slightly by $1,774, or 1.9%, to $92,884 for the six months ended June 30, 2015 from $91,110 for the six months ended June 30, 2014.

	Three Months Ended				Six Months Ended
Retail Properties	June 30, 2015	June 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	June 30, 2015	June 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store properties	106	106			104	104
Operating revenues
Rental income	$48,254	$47,450	$804	1.7%	$95,492	$93,978	$1,514	1.6%
Tenant recovery income	14,568	14,410	158	1.1%	29,506	29,514	(8)	0.0%
Other property income	730	1,026	(296)	(28.8)%	1,045	1,543	(498)	(32.3)%
Total income	63,552	62,886	666	1.1%	126,043	125,035	1,008	0.8%
Operating expenses
Property operating expenses	8,112	11,637	3,525	30.3%	19,370	23,106	3,736	16.2%
Real estate taxes	9,194	9,005	(189)	(2.1)%	18,359	17,872	(487)	(2.7)%
Total operating expenses	17,306	20,642	3,336	16.2%	37,729	40,978	3,249	7.9%
Modified same store NOI (1)	46,246	42,244	4,002	9.5%	88,314	84,057	4,257	5.1%
Modified non same store NOI (1)	2,545	2,851	(306)	(10.7)%	4,570	7,053	(2,483)	(35.2)%
Modified retail net operating income (1)	$48,791	$45,095	$3,696	8.2%	$92,884	$91,110	$1,774	1.9%
Adjustments (2)
Adjustment to rental income	715	1,008	(293)	(29.1)%	1,475	2,238	(763)	(34.1)%
Termination fee income	22	637	(615)	(96.5)%	107	1,135	(1,028)	(90.6)%
Total adjustments	737	1,645	(908)	(55.2)%	1,582	3,373	(1,791)	(53.1)%
Net operating income, retail	$49,528	$46,740	$2,788	6.0%	$94,466	$94,483	$(17)	0.0%
(1) Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income, GAAP rent adjustments, such as straight-line rent, above/below market lease amortization, and other similar matters that affect comparability.

Retail Economic Outlook
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
We believe that fundamentals in the retail segment are improving. As our community and neighborhood centers are typically grocery-anchored and necessity-based retail centers, we believe that there continues to be strong demand due to their relative resiliency to e-commerce. With limited new development and construction, we believe rental rates will grow, and we have a positive view of this segment. Our retail strategy includes focusing on key markets across the country and growing our presence in those markets. These key markets share fundamental characteristics such as job growth and population growth. We also may opportunistically dispose of retail properties to take advantage of market conditions or in situations where the properties no longer fit with our strategic objectives.

Student Housing Segment
During the six months ended June 30, 2015, we owned 14 student housing assets consisting of 7,989 beds. There were 12 student housing same store assets for the six months ended June 30, 2015 and 2014. We are increasing the size of our student housing portfolio through acquisitions and developments. In 2015, we continued construction on five properties. Three of those properties will be placed-in-service in the third quarter 2015. On April 27, 2015, we purchased Bishops Landing, a student housing facility in Norman, Oklahoma for $12,500. This building will be demolished in order to develop and construct a brand new student housing facility, "UH Norman" on the land. This project is estimated to be completed in 2017 with an estimated 917 beds. Our rental rates in student housing rose in 2015 compared to 2014 due to favorable market conditions as well as the addition of one property in December 2014.
Student housing industry fundamentals continue to improve. We anticipate new deliveries will be down in 2015 and expect enrollment to continue to grow, especially at our target universities. Furthermore, new deliveries are being absorbed quickly and pre-leasing percentages are higher than in recent years. Rent per bed and occupancy are predicted to increase in 2015, largely driven by the positive supply-and-demand environment in most markets. Particularly as the demand for modern housing with luxury amenities supersedes that for existing housing, we continue targeting newer core assets consistent with our investment strategy that will be best positioned to succeed in this positive student housing environment. Our student housing team continues to seek and evaluate opportunities for segment growth that are in line with our key community characteristics while minimizing transaction costs by completing acquisitions off-market. We are committed to developing strategic business partnerships and relationships with universities that meet our target criteria in order to capitalize on potential segment growth.
15th & Walnut Owner, LLC ("Eugene") is a joint venture partnership between the Company and Gerding Edlen Investors, LLC. ("GE"). The joint venture was formed with the purpose to develop, construct, and manage a student housing community on the campus of the University of Oregon in Eugene, Oregon, named "UH Arena District". UH Arena District consists of 240 beds and is at 98% physical occupancy as of June 30, 2015. The Company is responsible for the management and leasing of this student housing asset. This entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.

	Student Housing
	For the six months ended June 30,
	2015	2014
Student Housing segment
Physical occupancy (a)	95%	91%
End of month scheduled rent per bed per month (b)	$760	$748
Investment in properties, undepreciated	$725,545	$701,719

Student Housing segment, with 15th & Walnut joint venture
Physical occupancy (a)	95%	90%
End of month scheduled rent per bed per month (b)	$758	$739
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

Comparison of the three and six months ended June 30, 2015 and 2014
The following table represents operating information for the student housing segment and for the same store student housing segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended June 30, 2015 and 2014 and for the entire six months ended June 30, 2015 and 2014. Activity in the non-same store row for the three and six months ended June 30, 2015 and 2014 includes properties acquired after June 30, 2014. Activity in the non-same store row for the three and six months ended June 30, 2015 and 2014 also includes properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the three months ended June 30, 2015, same store modified net operating income increased by $1,098, or 12.3%, compared to the same period in 2014 due to one time repair expenses of $2,100 incurred at one of our properties during the three months ended June 30, 2014 that were not incurred in 2015. Offsetting the increase, in 2014, one student housing property received a $732 tax refund, which caused lower real estate tax expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2015. On a total segment basis, our student housing segment saw an increase in modified net operating income of $1,145, or 10.6%, for the three months ended June 30, 2015 compared to the same period in 2014. These increases were driven by an increase in rental rates to $764 rent per bed from $751 rent per bed for the three months ended June 30, 2015 and 2014, respectively, and an increase in occupancy to 94% from 91% for the three months ended June 30, 2015 and 2014, respectively.
For the six months ended June 30, 2015, modified same store net operating income increased by $1,579, or 8.3%, compared to the same period in 2014. This increase is a result of the increase in occupancy to 94% for the six months ended June 30, 2015 from 91% for the six months ended June 30, 2014. Rental rates also increased to $748 rent per bed for the six months ended June 30, 2015 from $742 rent per bed for the six months ended June 30, 2014 on a same store basis. Additionally, there was one time repair expenses of $2,100 incurred at one of our properties during the six months ended June 30, 2014 that were not incurred in 2015. Offsetting the increase, in 2014, one student housing property received a $732 tax refund, which caused lower real estate tax expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2015. Total segment modified net operating income increased by $1,977, or 8.8%, for the six months ended June 30, 2015 compared to the same period in 2014 as a result of one acquisition in fourth quarter 2014 and an increase in rental rates to $760 rent per bed for the six months ended June 30, 2015 from $748 rent per bed for the six months ended June 30, 2014.

	Three Months Ended				Six Months Ended
Student Housing	June 30, 2015	June 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	June 30, 2015	June 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store properties	12	12			12	12
Operating revenues
Rental income	$15,211	$14,615	$596	4.1%	$30,511	$29,417	$1,094	3.7%
Tenant recovery income	149	129	20	15.5%	318	250	68	27.2%
Other property income	965	879	86	9.8%	1,851	1,676	175	10.4%
Total income	16,325	15,623	702	4.5%	32,680	31,343	1,337	4.3%
Operating expenses
Property operating expenses	4,809	6,637	1,828	27.5%	9,491	11,294	1,803	16.0%
Real estate taxes	1,464	32	(1,432)	(4,475.0)%	2,577	1,016	(1,561)	(153.6)%
Total operating expenses	6,273	6,669	396	5.9%	12,068	12,310	242	2.0%
Modified same store NOI (1)	10,052	8,954	1,098	12.3%	20,612	19,033	1,579	8.3%
Modified non same store NOI (1)	1,864	1,817	47	2.6%	3,868	3,470	398	11.5%
Modified student housing NOI (1)	$11,916	$10,771	$1,145	10.6%	$24,480	$22,503	$1,977	8.8%
Adjustments (2)
Adjustment to rental income	44	61	(17)	(27.9)%	79	175	(96)	(54.9)%
Total adjustments	44	61	(17)	(27.9)%	79	175	(96)	(54.9)%
Net operating income, student housing	$11,960	$10,832	$1,128	10.4%	$24,559	$22,678	$1,881	8.3%
(1) Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income, GAAP rent adjustments, such as straight-line rent, above/below market lease amortization, and other similar matters that affect comparability.

Student Housing Developments
We have student housing development projects that are in various stages of pre-development and development which are funded by borrowings secured by the properties and our equity investments or contributions. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. All amounts stated in thousands.
The properties under development and all amounts set forth below are as of June 30, 2015.

Name	Location (City, State)	Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be Funded (c)	Note Payable as of June 30, 2015	Estimated Placed in Service Date (d) (e)
UH BLVD	Charlotte, NC	671 Beds	$46,668	$49,533	$—	$23,813	Q3 2015
UH Tempe (Phase II Development)	Tempe, AZ	242 Beds	21,739	23,078	—	14,064	Q3 2015
UH Midtown	Atlanta, GA	706 Beds	65,795	75,470	—	35,331	Q3 2015
The Venue at the Ballpark	Birmingham, AL	327 Beds	17,069	39,354	—	1,545	Q1 2016
UH Austin	Austin, TX	504 Beds	9,699	53,542	9,041	1	Q3 2016
UH Norman (f)	Norman, OK	(f)	13,127	(f)	(f)	(f)	(f)

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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

(f)
UH Norman, acquired as Bishops Landing, was purchased on April 27, 2015 as the site of a future student housing development. The building currently on the site will be demolished and a new student housing facility will be constructed with completion targeted for 2017.

Student Housing Economic Outlook
We expect increases in operating results compared to 2014 in our student housing portfolio due to increasing rental rates driven by the quality of our property metrics and strong demand. In addition, we anticipate the estimated mid-year delivery of approximately 1,619 beds from three current development projects. We also anticipate the 2016 delivery of approximately 831 beds from two developments. Occasionally, we may recycle capital through strategic dispositions in order to maximize the financial performance of our student housing segment.

Non-core Segment
During the six months ended June 30, 2015, we owned 19 non-core assets consisting of 6,169,697 square feet. There were 19 non-core same store assets for the six months ended June 30, 2015 and 2014.
Our non-core segment is comprised of multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties. Our strategy includes the disposition of non-core assets in individual and portfolio transactions over time or to engage in other strategic transactions in an effort to maximize their value.

	Non-core
	As of June 30,
	2015	2014
Economic occupancy (a)	90%	95%
Base rent per square foot (b)	$14.71	$14.53
Investment in properties, undepreciated	$783,544	$981,026
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

The following table represents lease expirations for the non-core segment as of June 30, 2015:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot
2015	4	80,923	$900	1.5%	1.1%	$11.12
2016	9	2,421,297	36,325	43.5%	44.4%	15.00
2017	7	1,685,750	20,305	30.3%	24.8%	12.04
2018	4	231,315	6,054	4.2%	7.4%	26.17
2019	4	298,775	5,099	5.4%	6.2%	17.07
2020	1	301,029	9,850	5.4%	12.0%	32.72
2021	1	16,675	85	0.3%	0.1%	5.10
2022	1	41,690	1,145	0.8%	1.4%	27.46
2023	—	—	—	—%	—%	—
2024	—	—	—	—%	—%	—
Thereafter	2	489,649	2,113	8.8%	2.6%	4.32
	34	5,567,103	$81,878	100%	100%	$14.71
Leases expiring in 2016 and 2017 represent approximately 44.4% and 24.8%, respectively, of our total annualized rental income of our non-core segment. In 2016 and 2017, the leases on two properties occupied by AT&T, Inc. expire. One property with approximately 1.7 million square feet is in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second property with approximately 1.5 million square feet is in St. Louis, Missouri. AT&T, Inc. may not renew such leases. If AT&T, Inc. does not renew such leases, based on current market conditions, we may be unable to re-lease some or all of these properties at a comparable rate in a timely manner. To the extent we are able to re-lease any or all of such properties, the tenant improvement and leasing costs associated with any new tenants would likely be significant.

Comparison of the three and six months ended June 30, 2015 and 2014
The following table represents operating information for the non-core segment and for the same store non-core segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended June 30, 2015 and 2014 and for the entire six months ended June 30, 2015 and 2014. Activity in the non-same store row for the three and six months ended June 30, 2015 and 2014 includes properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the three months ended June 30, 2015, same store modified net operating income increased slightly by $215, or 1.1%, compared to the same period in 2014. As a result of our self-management transactions, there was a net decrease of approximately $757 in property operating expenses because we no longer pay a property management fee to Inland American Holdco Management LLC. The elimination of this fee is now offset by direct property costs related to payroll and overhead. For the three months ended June 30, 2015, our total segment modified net operating income decreased by $4,591, or 19.5%, compared to the same period in 2014. This decrease was a result of the twenty properties sold after second quarter 2014 that did not qualify as discontinued operations.
For the six months ended June 30, 2015, modified same store net operating income increased slightly by $160, or 0.4%, compared to the same period in 2014. Rental rates stayed consistent, increasing slightly to $14.71 per square foot at June 30, 2015 compared to $14.53 per square foot at June 30, 2014. The decrease in rental income is attributed to lower occupancy due to one large tenant moving out during the six months ended June 30, 2015. Additionally, as a result of our self-management transactions, there was a net decrease of approximately $1,437 in property operating expenses because we no longer pay a property management fee to Inland American Holdco Management LLC. The elimination of this fee is now offset by direct property costs related to payroll and overhead. Total segment modified net operating income decreased $9,051, or 18.8%, when comparing the six months ended June 30, 2015 and 2014. This decrease was a result of the twenty properties sold after second quarter 2014 that did not qualify as discontinued operations.

	Three Months Ended				Six Months Ended
Non-core	June 30, 2015	June 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	June 30, 2015	June 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store properties	19	19			19	19
Operating revenues
Rental income	$21,219	$21,664	$(445)	(2.1)%	$42,701	$43,494	$(793)	(1.8)%
Tenant recovery income	1,230	1,313	(83)	(6.3)%	2,874	2,876	(2)	(0.1)%
Other property income	70	41	29	70.7%	140	96	44	45.8%
Total income	22,519	23,018	(499)	(2.2)%	45,715	46,466	(751)	(1.6)%
Operating expenses
Property operating expenses	1,586	2,206	620	28.1%	3,852	4,807	955	19.9%
Real estate taxes	1,356	1,450	94	6.5%	2,820	2,776	(44)	(1.6)%
Total operating expenses	2,942	3,656	714	19.5%	6,672	7,583	911	12.0%
Modified same store NOI (1)	19,577	19,362	215	1.1%	39,043	38,883	160	0.4%
Modified non same store NOI (1)	(620)	4,186	(4,806)	(114.8)%	48	9,259	(9,211)	(99.5)%
Modified non-core NOI (1)	$18,957	$23,548	$(4,591)	(19.5)%	$39,091	$48,142	$(9,051)	(18.8)%
Adjustments (2)
Adjustment to rental income	(680)	(745)	65	(8.7)%	(1,474)	(327)	(1,147)	350.8%
Total adjustments	(680)	(745)	65	(8.7)%	(1,474)	(327)	(1,147)	350.8%
Net operating income, non-core	$18,277	$22,803	$(4,526)	(19.8)%	$37,617	$47,815	$(10,198)	(21.3)%
(1) Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income, GAAP rent adjustments, such as straight-line rent, above/below market lease amortization, and other similar matters that affect comparability.

Non-core Economic Outlook
We expect to see similar or decreased operating performance in our non-core portfolio. We will look to sell these assets in individual and portfolio transactions or engage in other strategic transactions over time in an effort to maximize their value.

Non-core, Development
As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the 240 acre Sacramento Railyards ("Railyards") property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved, and funded prior to the foreclosure of the Stan Thomas note. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state, and local municipalities and its development is scheduled to be completed in phases during the years 2014-2030. We are currently engaged in efforts to either sell parcels within the Railyards or to sell the entire property to a master developer. We sold a parcel of land to the City of Sacramento for $10,000 on October 2, 2014. The current book value of the Railyards property is $147,764 as of June 30, 2015.

Liquidity and Capital Resources
As of June 30, 2015, we had $171.6 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
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
Long-Term Liquidity and Capital Resources
On a long-term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our retail and student housing segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning of our retail properties and growth of our student housing segment will increase our operating cash flows. Our non-core properties have lease maturities within the next three years that may reduce our cash flows from operations. There is no assurance that we will be able to re-lease these properties at comparable rates, on comparable terms or at all.
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

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2015 to June 30, 2015 totaling $82.6 million. For the six months ended June 30, 2015, we paid cash distributions of $109.2 million. These cash distributions were paid with $88.3 million from our cash flow from operations, $6.0 million provided by distributions from unconsolidated entities, as well as $7.2 million from the gain on sale of a parcel of land and one non-core property. The difference between the cash distributions declared and the cash distributions paid is a timing difference due to our payment of distributions one month in arrears and a reduction of our dividend from $0.50 to $0.13 per share on an annualized basis beginning with the distribution paid in March 2015, which is discussed below.
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
The following table presents a historical view of our distribution coverage.

	Six Months Ended	Twelve months ended December 31,
	June 30, 2015	2014	2013	2012	2011	2010
Cash flow provided by operations	$88,308	$340,335	$422,813	456,221	397,949	356,660
Distributions from unconsolidated entities	5,958	33,891	20,121	31,710	33,954	31,737
Gain on sales of properties (a)	7,228	360,934	456,563	40,691	6,141	55,412
Distributions paid	(109,164)	(438,875)	(449,253)	(439,188)	(428,650)	(416,935)
(Deficiency) excess	$(7,670)	$296,285	$450,244	$89,434	$9,394	$26,874

	Three months ended	Three months ended	Six Months Ended
	March 31, 2015	June 30, 2015	June 30, 2015
Cash flow provided by operations	$40,690	$47,618	$88,308
Distributions from unconsolidated entities	3,549	2,409	5,958
Gain on sales of properties (a)	728	6,500	7,228
Distributions paid (b)	(81,155)	(28,009)	(109,164)
(Deficiency) excess (c)	$(36,188)	$28,518	$(7,670)
(a) Excludes gains reflected on impaired values and excludes gain/loss on transfer of assets.
(b) Distributions paid for the three months ended March 31, 2015 reflect two months at the $0.50 per share annualized distribution rate and one month at the $0.13 per share annualized distribution rate. This reduction in the annualized distribution rate is a result of the Xenia Spin-Off, which is discussed in the following paragraphs.
(c) Our cash flow from operations in the first quarter were impacted by the Xenia Spin-Off, as well as annual real estate taxes paid in January.

	Six Months Ended June 30,		Twelve months ended December 31,
	2015	2014	2014	2013	2012	2011	2010
Distributions declared	$82,591	$221,435	$436,875	$450,106	$440,031	$429,599	$417,885
Distributions paid	109,164	223,512	438,875	449,253	439,188	428,650	416,935
Distributions reinvested	—	83,259	95,832	181,630	191,785	199,591	207,296
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
During the six months ended June 30, 2014, we sold a total of 12.0 million shares and generated $83.3 million in gross offering proceeds under the distribution reinvestment plan. Our average distribution reinvestment plan participation was 37% for the six months ended June 30, 2014.
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

Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing mortgage debt:
Fixed rate	$25,800	$197,728	$782,603	$65,875	$—	$535,013	$1,607,019
Variable rate	—	59,144	1,546	120,848	—	47,000	228,538
Total debt	25,800	256,872	784,149	186,723	—	582,013	1,835,557

Weighted average interest rate on mortgage debt:
Fixed rate	6.22%	5.75%	5.46%	4.37%	—%	5.31%	5.41%
Variable rate	—%	2.26%	1.95%	2.03%	—%	1.73%	2.01%
For consolidated borrowings, the debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $8.1 million, net of accumulated amortization, is outstanding as of June 30, 2015. Of the total outstanding debt for all years at June 30, 2015, approximately $39.5 million is recourse to the Company.
As of June 30, 2015, we had approximately $25.8 million and $256.9 million in mortgage debt maturing in 2015 and 2016, respectively. In 2015, we will continue to negotiate refinancing the remaining 2015 and 2016 debt maturities as well the 2017 maturities of $784.1 million. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings.
Mortgage loans outstanding as of June 30, 2015 and December 31, 2014 were $1.8 billion and $3.0 billion, respectively, and had weighted average interest rates of 5.01% and 4.63% per annum, respectively. Of these mortgage loans outstanding at December 31, 2014, approximately $1.2 billion related to properties in discontinued operations. As of June 30, 2015, we had no margin securities payable balance. For the six months ended June 30, 2014, we had a net pay down of $38.9 million against our portfolio of marketable securities. For the six months ended June 30, 2015 and 2014, we borrowed approximately $129.3 million and $283.7 million, respectively, secured by mortgages on our properties.
On January 30, 2015, we paid off our $200 million unsecured term loan, and on February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of June 30, 2015, we believe we were in compliance with all of the covenants and default provisions under the credit agreement. As of June 30, 2015, the interest rate of the revolving line of credit was 1.40%. As of June 30, 2015, we had $0.04 million outstanding under the revolving credit facility.

Summary of Cash Flows

	Six months ended June 30,
	2015	2014
Cash provided by operating activities	$88,308	$200,374
Cash (used in) provided by investing activities	(81,090)	417,835
Cash used in financing activities	(568,748)	(573,258)
(Decrease) increase in cash and cash equivalents	$(561,530)	$44,951
Cash and cash equivalents, at beginning of period	733,150	319,237
Cash and cash equivalents, at end of period	$171,620	$364,188
Cash provided by operating activities was $88.3 million and $200.4 million for the six months ended June 30, 2015 and 2014, respectively, and was generated primarily from operating income from property operations, interest, and dividends. Cash provided by operating activities decreased for the six months ended June 30, 2015 and 2014 mainly due to the disposition of 124 properties subsequent to June 30, 2014, including the Spin-Off of Xenia.
Cash used in investing activities was $81.1 million for the six months ended June 30, 2015. Cash provided by investing activities was $417.8 million for the six months ended June 30, 2014. The cash used in investing activities for the six months ended June 30, 2015 was primarily due to the development of our five student housing properties, the acquisition of two retail properties and one student housing property as well as capital expenditures. The cash provided by investing activities for the six months ended June 30, 2014 was primarily due to the proceeds from the sale of properties associated with the net lease asset sale offset by the acquisition of one lodging property and two retail properties.
Cash used in financing activities was $568.7 million and $573.3 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, we contributed $165.9 million to Xenia as well as contributed $130.1 million held by the lodging properties to Xenia. Additionally, we paid off debt of $279.0 million and $204.3 million, for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2014, we repurchased shares of $403.8 million.
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

Joint Venture	Ownership %	Investment at June 30, 2015
Cobalt Industrial REIT II	36%	$7,486
IAGM Retail Fund I, LLC	55%	128,579
15th & Walnut Owner, LLC	62%	4,536
Other Unconsolidated Entities	Various	1,750
		$142,351

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	June 30, 2015	December 31, 2014
Balance Sheet Data:
Total assets	$4,295,624	$7,497,316
Debt	$1,827,536	$1,991,608

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating Data:
Total income	$109,060	$114,099	$218,727	$232,587
Total interest and dividend income	$3,207	$3,952	$6,498	$7,949
Net income attributable to Company	$62,067	$9,489	$67,888	$139,971
Net income per common share, basic	$0.07	$0.01	$0.08	$0.16
Net income per common share, diluted	$0.07	$0.01	$0.08	$0.16
Common Stock Distributions:
Distributions declared to common stockholders	$28,006	$107,280	$82,591	$221,435
Distributions paid to common stockholders	$28,009	$109,582	$109,164	$223,512
Distributions declared per weighted average common share	$0.03	$0.12	$0.10	$0.25
Distributions paid per weighted average common share	$0.03	$0.12	$0.13	$0.25
Supplemental Measures:
Funds from operations (a)	$83,469	$142,717	$140,590	$254,771
Modified net operating income (b)	$79,664	$79,414	$156,455	$161,755
Cash Flow Data:
Net cash flows provided by operating activities	$47,618	$136,425	$88,308	$200,374
Net cash flows (used in) provided by investing activities	$(40,373)	$200,357	$(81,090)	$417,835
Cash flow used in financing activities	$(33,408)	$(525,157)	$(568,748)	$(573,258)
Other Information:
Weighted average number of common shares outstanding, basic	861,824,777	876,951,378	861,824,777	894,674,445
Weighted average number of common shares outstanding, diluted	861,824,777	876,951,378	861,918,777	894,674,445
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

FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows:

		For the three months ended		For the six months ended
		June 30,		June 30,
Funds from Operations:		2015	2014	2015	2014
	Net income attributable to Company	$62,067	$9,489	$67,888	$139,971
Add:	Depreciation and amortization related to investment properties	36,645	87,304	85,581	173,428
	Depreciation and amortization related to investment in unconsolidated entities	3,132	8,865	6,224	25,898
	Provision for asset impairment	—	68,106	—	74,947
	Provision for asset impairment included in discontinued operations	—	—	—	2,998

Less:	Gain from property sales and transfer of assets	6,500	31,019	7,228	157,962
	Gain from sales reflected in equity in earnings of unconsolidated entities	11,875	—	11,875	—
	Gain from sales of investment in unconsolidated entities	—	28	—	4,509
	Funds from operations	$83,469	$142,717	$140,590	$254,771

The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and Net Income (Loss) or significant non-cash items from the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Straight-line rental income adjustment	$459	$(707)	$522	$(2,585)
Amortization of above/below market leases	(556)	306	(646)	29
Amortization of mark to market debt discounts	1,195	1,510	2,451	3,027
Gain on extinguishment of debt, continuing operations	2,737	1,544	1,382	392
Loss on extinguishment of debt, discontinued operations	—	(1,670)	—	(10,472)
Acquisition costs	385	38	421	1,310

(b)    We believe modified net operating income provides comparability across periods when evaluating our financial condition and operating performance. Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods. These adjustments include lease termination income, GAAP rent adjustments, such as straight-line rent, above/below market lease amortization, and other similar matters that affect comparability. Net operating income excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments.

The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the consolidated statements of operations and other comprehensive income.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Retail modified net operating income	$48,791	$45,095	$92,884	$91,110
Student housing modified net operating income	11,916	10,771	24,480	22,503
Non-core modified net operating income	18,957	23,548	39,091	48,142
Modified net operating income, total segments	79,664	79,414	156,455	161,755
Retail adjustments to modified net operating income	737	1,645	1,582	3,373
Student housing adjustments to modified net operating income	44	61	79	175
Non-core adjustments to modified net operating income	(680)	(745)	(1,474)	(327)
Adjustments, total segments	101	961	187	3,221
Net operating income, total segments	79,765	80,375	156,642	164,976
Non-allocated expenses	(54,671)	(53,700)	(112,242)	(109,978)
Other income and expenses	10,875	(980)	(6,816)	(26,724)
Equity in earnings of unconsolidated entities	26,010	2,004	27,983	2,716
Provision for asset impairment	—	(68,106)	—	(74,947)
Net income from continuing operations	61,979	(40,407)	65,567	(43,957)
Net income from discontinued operations	88	49,904	2,329	183,936
Less: net income attributable to noncontrolling interests	—	(8)	(8)	(8)
Net income attributable to Company	$62,067	$9,489	$67,888	$139,971

Subsequent Events
Subsequent to June 30, 2015, the Company sold three non-core properties for a gross disposition price of $24,365.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of June 30, 2015 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.3 million. If market rates of interest on all of the floating rate debt as of June 30, 2015 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.3 million.
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
As of June 30, 2015 and December 31, 2014, the Company had entered into interest rate swap agreements with a notional value of $47,000 and $51,283, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of June 30, 2015 and December 31, 2014 were $1,669 and $1,744, respectively.
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
We incurred no impairments on our investment in marketable securities for the six months ended June 30, 2015 and 2014. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2015.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of June 30, 2015.

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$173,242	$208,219	$187,397	$229,041

Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II - Other Information

Item 1. Legal Proceedings
In May 2012, we disclosed that the SEC had initiated a non-public, formal, fact-finding investigation to determine whether there had been violations of certain provisions of the federal securities laws regarding the payment of fees to our former Business Manager and Property Managers, transactions with our former affiliates, timing and amount of distributions paid to our investors, determination of property impairments, and any decision regarding whether we would become a self-administered REIT (the "SEC Investigation"). After a multi-year investigation, on March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received as of that date, it did not intend to recommend any enforcement action against the Company.
Shortly after we disclosed the existence of the SEC Investigation, we received three related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that our officers, our board of directors, our former Business Manager, and affiliates of our former Business Manager breached their fiduciary duties to us in connection with the matters that we disclosed were subject to the SEC Investigation.
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
On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015 ("the Consolidation Action").
On July 28, 2015, the Company informed the court in the Consolidated Action that the parties had reached an agreement in principle to resolve all matters related to the Derivative Demands, including all claims raised in the Consolidated Action and the claims authorized by the Board. The Company anticipates that the settlement will result in a payment of funds to the Company. The settlement is subject to documentation and court approval. Additional details will be disclosed once the settlement is final.
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
While, to the best of its knowledge, we do not presently anticipate Xenia or Xenia’s subsidiaries, directors, officers, agents, representatives and employees to be made a party to any actions related to the above matters, in connection with the separation, we determined that it was in the Company's best interests to enter into the Indemnity Agreement.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

InvenTrust Properties Corp.

Date:	August 7, 2015	By:	/s/ Thomas P. McGuinness

Thomas P. McGuinness
Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Jack Potts

Jack Potts
Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION
3.1
Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015).

3.2*	Amended and Restated Bylaws of InvenTrust Properties Corp., as amended.
10.1
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Thomas P. McGuinness (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015). +

10.2
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Jack Potts (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015).+

10.3
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015).+

10.4
InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015).+

10.5
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015).+

10.6*	Form of Director Restricted Stock Unit Agreement.+
10.7*	Form of University House Communities Group, Inc. Share Unit Award Agreement (2015).+
10.8*	InvenTrust Properties Corp. Director Compensation Program.+
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 7, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Quarterly Report on Form 10-Q.

+	Management contract or compensatory plan or agreement.