Form 10-Q
period 2015-09-30
InvenTrust Properties Corp.
filed 2015-11-12
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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
Yes  ☐   No ☒
As of November 6, 2015 there were 861,824,777 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarter ended September 30, 2015

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
(unaudited)
(Dollar amounts in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Investment properties:
Land	$784,522	$770,220
Building and other improvements	3,229,318	3,030,645
Construction in progress	60,411	265,303
Total	4,074,251	4,066,168
Less accumulated depreciation	(686,475)	(598,440)
Net investment properties	3,387,776	3,467,728
Cash and cash equivalents	253,247	598,904
Restricted cash and escrows	19,174	32,950
Investment in marketable securities	184,375	154,753
Investment in unconsolidated entities	183,766	122,203
Intangible assets, net	70,307	89,705
Accounts and rents receivable (net of allowance of $3,772 and $5,658)	41,089	40,798
Deferred costs and other assets	50,405	59,476
Assets of discontinued operations	3,716	2,930,799
Total assets	$4,193,855	$7,497,316
Liabilities
Debt	$1,849,557	$1,991,608
Accounts payable and accrued expenses	95,669	79,368
Distributions payable	28,009	35,909
Intangible liabilities, net	46,458	43,258
Other liabilities	22,577	24,595
Liabilities of discontinued operations	64	1,325,749
Total liabilities	2,042,334	3,500,487
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 861,824,777 and 861,824,777 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	861	861
Additional paid in capital	6,066,262	7,755,471
Accumulated distributions in excess of net loss	(3,959,240)	(3,820,882)
Accumulated other comprehensive income	43,513	57,599
Total Company stockholders’ equity	2,151,396	3,993,049
Noncontrolling interests	125	3,780
Total equity	2,151,521	3,996,829
Total liabilities and equity	$4,193,855	$7,497,316
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income:
Rental income	$93,093	$93,858	$272,797	$286,158
Tenant recovery income	16,819	15,055	51,765	50,396
Other property income	2,827	1,819	6,905	6,766
Total income	112,739	110,732	331,467	343,320
Expenses:
General and administrative expenses	18,443	21,301	57,072	51,005
Property operating expenses	20,750	24,921	56,779	69,230
Real estate taxes	12,673	11,968	38,727	35,270
Depreciation and amortization	37,314	38,895	110,927	116,564
Business management fee	—	—	—	2,605
Provision for asset impairment	92,167	670	92,167	75,616
Total expenses	181,347	97,755	355,672	350,290
Operating income (loss)	(68,608)	12,977	(24,205)	(6,970)
Interest and dividend income	2,671	2,474	9,169	10,424
Gain on sale of investment properties	729	6,629	7,957	18,253
Gain on extinguishment of debt	13	12,125	1,395	12,517
Other income	1,451	577	6,107	4,125
Interest expense	(23,772)	(31,888)	(69,642)	(96,531)
Loss on contribution to unconsolidated joint venture	(12,919)	—	(12,919)	—
Equity in earnings (loss) of unconsolidated entities	5,358	(2,089)	33,341	627
Realized gain on sale of marketable securities, net	304	27,852	20,459	42,998
Income (loss) before income taxes	(94,773)	28,657	(28,338)	(14,557)
Income tax expense	(1,579)	(454)	(2,445)	(1,196)
Net income (loss) from continuing operations	(96,352)	28,203	(30,783)	(15,753)
Net income from discontinued operations	713	24,357	3,042	208,292
Net income (loss)	(95,639)	52,560	(27,741)	192,539
Less: Net income attributable to noncontrolling interests	(8)	(8)	(16)	(16)
Net income (loss) attributable to Company	$(95,647)	$52,552	$(27,757)	$192,523
Net income (loss) per common share, from continuing operations, basic and diluted	$(0.11)	$0.03	$(0.04)	$(0.02)
Net income per common share, from discontinued operations, basic and diluted	$0.00	$0.03	$0.00	$0.24
Net income (loss) per common share, basic and diluted	$(0.11)	$0.06	$(0.04)	$0.22
Weighted average number of common shares outstanding, basic and diluted	861,824,777	861,627,855	861,824,777	883,537,865
Comprehensive income:
Net income (loss) attributable to Company	$(95,647)	$52,552	$(27,757)	$192,523
Unrealized gain (loss) on investment securities	(26,113)	(6,927)	7,242	13,508
Unrealized gain (loss) on derivatives	(671)	60	(76)	(1,659)
Reclassification adjustment for amounts recognized in net income	(570)	(27,495)	(21,252)	(42,068)
Comprehensive income (loss) attributable to the Company	$(123,001)	$18,190	$(41,843)	$162,304
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the nine months ended September 30, 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2015	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income (loss)	—	—	—	(27,757)	—	16	(27,741)
Unrealized gain on investment securities	—	—	—	—	7,242	—	7,242
Unrealized loss on derivatives	—	—	—	—	(76)	—	(76)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(21,252)	—	(21,252)
Distributions declared	—	—	—	(110,601)	—	—	(110,601)
Contributions from noncontrolling interests, net	—	—	—	—	—	152	152
Restricted share units	—	—	1,202	—	—	—	1,202
Equity effect of Spin-Off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at September 30, 2015	861,824,777	$861	$6,066,262	$(3,959,240)	$43,513	$125	$2,151,521
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the nine months ended September 30, 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	192,523	—	16	192,539
Unrealized gain on investment securities	—	—	—	—	13,508	—	13,508
Unrealized loss on derivatives	—	—	—	—	(1,659)	—	(1,659)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(42,068)	—	(42,068)
Distributions declared	—	—	—	(329,144)	—	—	(329,144)
Contributions from noncontrolling interests	—	—	—	—	—	1,502	1,502
Proceeds from distribution reinvestment program	13,808,589	14	95,818	—	—	—	95,832
Share repurchase program	(1,077,829)	(1)	(7,480)	—	—	—	(7,481)
Repurchase of common stock	(60,761,166)	(61)	(396,369)		—	—	(396,430)
Balance at September 30, 2014	861,824,767	$861	$7,755,486	$(4,007,270)	$40,909	$3,254	$3,793,240
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$(27,741)	$192,539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	122,914	259,566
Amortization of above and below market leases, net	(1,241)	(359)
Amortization of debt premiums, discounts and financing costs	5,829	10,118
Straight-line rental income	901	(3,115)
Provision for asset impairment	92,167	80,281
Gain on sale of investment properties, net	(7,957)	(171,148)
Gain on extinguishment of debt	(1,395)	(1,931)
Loss on contribution to unconsolidated joint venture	12,919	—
Equity in earnings of unconsolidated entities	(33,341)	(334)
Distributions from unconsolidated entities	3,883	6,206
(Gain), loss and impairment of investment in unconsolidated entities, net	—	(4,509)
Realized gain on sale of marketable securities	(20,459)	(42,998)
Non-cash share based compensation	1,311	—
Changes in assets and liabilities:
Accounts and rents receivable	(4,559)	(11,357)
Deferred costs and other assets	15,533	5,182
Accounts payable and accrued expenses	(8,335)	25,712
Other liabilities	(6,673)	(19,023)
Prepayment penalties and defeasance	—	(1,255)
Net cash flows provided by operating activities	$143,756	$323,575
Cash flows from investing activities:
Purchase of investment properties	(98,122)	(194,900)
Acquired in-place and market lease intangibles, net	(4,645)	(14,797)
Capital expenditures and tenant improvements	(21,768)	(41,124)
Investment in development projects	(85,744)	(73,470)
Proceeds from sale of investment properties, net	53,989	775,695
Proceeds from sale of marketable securities	58,369	117,170
Consolidation of joint venture	—	(2,944)
Proceeds from the sale of and return of capital from unconsolidated entities	31,134	20,047
Contributions to unconsolidated entities	(25,030)	(38,909)
Distributions from unconsolidated entities	7,964	26,569
Payment of leasing fees	(3,838)	(3,055)
Restricted escrows and other assets	19,246	(22,144)
Payment of notes receivable	—	4
Other liabilities	2,350	12,566
Net cash flows (used in) provided by investing activities	$(66,095)	$560,708

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from distribution reinvestment program	$—	$95,832
Shares repurchased	—	(403,911)
Distributions paid	(118,501)	(331,147)
Proceeds from debt and notes payable	172,507	297,515
Payoffs of debt	(293,404)	(367,285)
Principal payments of mortgage debt	(20,384)	(31,266)
Payoff of margin securities debt, net	—	(59,681)
Settlement of put/call arrangement	—	(47,762)
Payment of loan fees and deposits	(1,970)	(636)
Contributions from noncontrolling interests, net	152	1,502
Payments for contingent consideration	—	(7,891)
Cash contribution to Xenia Hotels & Resorts, Inc.	(165,884)	—
Property level cash contributed to Xenia Hotels & Resorts, Inc.	(130,080)	—
Net cash flows used in financing activities	$(557,564)	$(854,730)
Net (decrease) increase in cash and cash equivalents	(479,903)	29,553
Cash and cash equivalents, at beginning of period	733,150	319,237
Cash and cash equivalents, at end of period	$253,247	$348,790

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net capitalized interest of $6,569 and $3,022	$72,332	$159,193

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	$1,484,872	$—
Property surrendered in extinguishment of debt	$—	$11,000
Mortgage assumed by buyer upon disposal of property	$—	$657,339
Land contributed to an unconsolidated entity	$46,174	$—
Consolidation of assets from joint venture	$—	$21,833
Assumption of mortgage debt at consolidation of joint venture	$—	$11,967
Liabilities assumed at consolidation of joint venture	$—	$446

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company", and formerly known as Inland American Real Estate Trust, Inc.) for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
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
On February 3, 2015, the Company completed the spin-off (the "Spin-Off") of its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the “Record Date”). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia's common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR". In connection with the Spin-Off, the Company entered into certain agreements that, among other things, provide a framework for the Company’s relationship with Xenia after the Spin-Off, including a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement. Following the Spin-Off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at September 30, 2015 and December 31, 2014. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014.
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
At September 30, 2015, the Company owned 142 properties, in which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014. At December 31, 2014, the Company owned 188 properties, of which 46 lodging assets were

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

included in the Spin-Off and classified as assets of discontinued operations. At September 30, 2014, the Company owned 268 properties.
The breakdown, by segment, of the 142 owned properties at September 30, 2015 is as follows:

Segment	Property Count	Square Feet / Beds
Retail	110	15,876,103	Square feet
Student Housing	16	9,600	Beds
Non-core	16	5,844,751	Square feet
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
Stock-Based Compensation
In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. Under Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period of the stock and are not subsequently re-measured. Liability classified awards are measured at the grant date and are subsequently re-measured at the end of each period. The fair value of the non-vested stock awards for the purposes of recognizing stock-based compensation expense is the estimated market price of the Company's common stock on the grant date. At September 30, 2015, the Company had two stock based compensation plans, which are discussed in "Note 13. Stock-Based Compensation". The compensation cost is based on awards that are expected to vest and has been reduced for estimated forfeitures.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09, as issued, was to be effective for financial statements issued for fiscal years and interim periods beginning after December 31, 2016. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
September 30, 2015
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that if the initial accounting for a business combination is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption to have a significant impact on the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired two retail properties and one student housing property during the nine months ended September 30, 2015, for an aggregate gross acquisition price of $103,000. None were acquired during the three months ended September 30, 2015. The student housing property acquired, Bishops Landing, has been demolished and the land will be used for a new student housing development. The table below reflects acquisition activity during the nine months ended September 30, 2015.

Segment	Property	Date	Gross Acquisition Price	Square Feet
Retail	The Shops at Walnut Creek	4/10/2015	$57,100	216,334	Square Feet
Retail	Westpark Shopping Center	5/12/2015	33,400	176,935	Square Feet
Retail, Subtotal			$90,500

Student Housing	Bishops Landing (a)	4/27/2015	$12,500

Total			$103,000
(a) The Company has recorded the assets of the Bishops Landing acquisition as construction in progress on the consolidated balance sheet as of September 30, 2015.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the nine months ended September 30, 2015, as listed above.

2015 Acquisitions
Land	$17,594
Building	70,138
Construction in progress	12,500
Total fixed assets	100,232
Net other assets and liabilities	2,768
Total	$103,000
The Company placed in service two student housing properties and completed an addition on a third student housing property during the three and nine months ended September 30, 2015. The following table summarizes the assets placed in service during the nine months ended September 30, 2015:

2015 Assets Placed In Service
Land	$17,745
Building and other improvements	130,767
Total fixed assets	148,512
For properties acquired and assets placed in service during the nine months ended September 30, 2015, the Company recorded revenue of $4,489 and $6,137 for the three and nine months ended September 30, 2015, respectively. The Company recorded property net income of $2,924 and $4,083, excluding related expensed acquisition costs, for the three and nine months ended September 30, 2015. The Company incurred $155 and $577 of acquisition and transaction costs during the three and nine months ended September 30, 2015, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

The Company acquired three properties, including two retail properties and one lodging property for the nine months ended September 30, 2014, for an aggregate gross acquisition price of $209,150. The table below reflects acquisition activity during the nine months ended September 30, 2014.

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
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the nine months ended September 30, 2014, as listed above.

2014 Acquisitions
Land	$10,446
Building	154,343
Furniture, fixtures, and equipment	27,087
Total fixed assets	$191,876
Below market ground lease	9,516
Net other assets and liabilities	7,758
Total	$209,150
For properties acquired as of September 30, 2014, the Company recorded revenue of $12,399 and $26,601 for the three and nine months ended September 30, 2014, respectively. The Company recorded property net income of $5,634 and $11,510, excluding related expensed acquisition costs for the three and nine months ended September 30, 2014. The Company incurred $27 and $1,337 of acquisition and transaction costs during the three and nine months ended September 30, 2014, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

4. Disposed Properties
The Company sold four operating properties and one land parcel during the nine months ended September 30, 2015 for an aggregate gross disposition price of $53,275. The Company sold 249 properties, one parcel of land, and surrendered one property to the lender for the nine months ended September 30, 2014 for an aggregate gross disposition price of $1,476,500. For the nine months ended September 30, 2015 and 2014, the Company had generated net proceeds from the sale of properties of $53,989 and $775,695, respectively.
The following properties were sold during the nine months ended September 30, 2015. These properties have been included in continuing operations on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2015. A parcel of land was also sold during the nine months ended September 30, 2015 for a gross disposition price of $1,410.

Segment	Property	Date	Gross Disposition Price	Square Feet
Non-core	Las Plumas	4/1/2015	$27,500	240,000	Square Feet
Non-core	Citizens - Manchester	7/9/2015	8,175	148,000	Square Feet
Non-core	SunTrust - Winston Salem	7/30/2015	1,875	10,188	Square Feet
Non-core	Tech II	7/31/2015	14,315	166,758	Square Feet
Total			$51,865
For the three months ended September 30, 2015 and 2014, the Company recorded a gain on sale of investment properties of $729 and $6,629, respectively, in continuing operations. For the nine months ended September 30, 2015 and 2014, the Company recorded a gain on sale of investment properties of $7,957 and $18,253, respectively, in continuing operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

In line with the Company's adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. The 46 assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. The operations of these 46 assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014. The major classes of assets and liabilities of discontinued operations as of September 30, 2015 and December 31, 2014 were as follows:

	As of
	September 30, 2015	December 31, 2014
Assets
Investment properties:
Land	$—	$338,313
Building and other improvements	—	2,710,647
Construction in progress	—	39,736
Total	—	3,088,696
Less accumulated depreciation	—	(505,986)
Net investment properties	—	2,582,710
Cash and cash equivalents	—	134,245
Restricted cash and escrows	—	87,296
Accounts and rents receivable (net of allowance of $0 and $251)	—	26,502
Intangible assets, net	—	64,541
Deferred costs and other assets (a)	3,716	35,505
Total assets	$3,716	$2,930,799
Liabilities
Debt	—	1,199,027
Accounts payable and accrued expenses	—	88,356
Intangible liabilities, net	—	4,212
Other liabilities (b)	64	34,154
Total liabilities	$64	$1,325,749
(a) Deferred costs and other assets at September 30, 2015 primarily include receivables from Xenia related to hotel reserve escrows.
(b) Other liabilities at September 30, 2015 include tax liabilities related to hotel properties payable by the Company.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

For the three and nine months ended September 30, 2015, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off. For the three and nine months ended September 30, 2014, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off, the 52 select service lodging properties sold on November 17, 2014, the 3 stand-alone lodging properties sold in 2014, and the portfolio of 223 net lease properties sold in 2014. All other property disposals are now included as a component of income from continuing operations, consistent with the Company's adoption of ASU No. 2014-08.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$—	$298,151	$68,682	$904,789
Depreciation and amortization expense	—	47,222	11,934	142,966
Other expenses	—	207,838	55,429	616,820
Provision for asset impairment	—	1,667	—	4,665
Operating income from discontinued operations	$—	$41,424	$1,319	$140,338
Interest expense, income taxes, and other miscellaneous income	713	(23,509)	1,723	(74,355)
Gain on sale of properties, net	—	6,557	—	152,895
Loss on extinguishment of debt	—	(115)	—	(10,586)
Net income from discontinued operations	$713	$24,357	$3,042	$208,292
Net cash (used in) provided by operating activities from the properties classified as discontinued operations was $(6,712) and $213,571 for the nine months ended September 30, 2015 and 2014, respectively. Net cash (used in) provided by investing activities from the properties classified as discontinued operations was $(4,344) and $312,615 for the nine months ended September 30, 2015 and 2014, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
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

	September 30, 2015	December 31, 2014
Net investment properties	$—	$39,736
Other assets	—	1,318
Total assets	—	41,054
Mortgages, notes and margins payable	—	(21,214)
Other liabilities	—	(6,465)
Total liabilities	—	(27,679)
Net assets	$—	$13,375

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
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

Entity	Description	Ownership %	Carrying Value of Investment at Sept. 30, 2015	Carrying Value of Investment at December 31, 2014
IAGM Retail Fund I, LLC	Retail shopping centers	55%	$126,694	$109,273
Downtown Railyard Venture, LLC (a)	Land development	(a)	46,174	—
15th & Walnut Owner, LLC (b)	Student housing	62%	4,384	4,740
Cobalt Industrial REIT II (c)	Industrial portfolio	36%	4,716	7,486
Other Unconsolidated Entities	Various real estate investments	Various	1,798	704
			$183,766	$122,203
(a) On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, the Company structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46,174 in DRV (the foregoing transaction is referred to as the “Railyards Transaction”). The Company recorded a loss of $12,919 on the Railyards Transaction during the three and nine months ended September 30, 2015 due to the difference between the carrying value of the land and the fair value of the equity interest. The Company's ownership percentage in DRV is based upon a waterfall calculation outlined in the operating agreement. The joint venture partner is the developer and managing member of DRV, responsible for the day-to-day activities and earns fees for managing the venture. The Company analyzed the joint venture agreement and determined that DRV is not a variable interest entity. The Company also considered the participating rights under the joint venture agreement and determined that both partners have the ability to participate in major decisions, which equates to shared decision making ability. As such, both partners have significant influence but do not control DRV. Therefore, the Company does not consolidate this entity and accounts for its investment in the entity under the equity method of accounting. As of September 30, 2015, the carrying amount of the Company's investment in this entity was $46,174.
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
(c) On December 18, 2014, Cobalt Industrial REIT II ("Cobalt") sold all of its real estate assets, and the Company recognized its share of the gain on the sale of the assets in equity in earnings for the year ended December 31, 2014. During the three months ended September 30, 2015, the Company recorded receipt of a cash dividend from the joint venture. The balance of this joint venture at September 30, 2015 reflects the Company's expected return of the joint venture's remaining cash assets.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of September 30, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the nine months ended September 30, 2014. This gain is included as a discontinued operation on the consolidated statement of operations and comprehensive income for the nine months ended September 30, 2014. This asset was included in the select service lodging portfolio sold on November 17, 2014.
During the three and nine months ended September 30, 2015 and 2014, the Company recorded no impairment on its unconsolidated entities.
Combined Financial Information
The following tables present the combined condensed financial information for the Company’s investment in unconsolidated entities.

	September 30, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation	$633,018	$606,053
Other assets	119,209	186,220
Total assets	$752,227	$792,273
Liabilities and equity:
Mortgage debt	303,043	416,374
Other liabilities	77,453	72,994
Equity	371,731	302,905
Total liabilities and equity	$752,227	$792,273
Company’s share of equity	$197,891	$136,743
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $1,500 and $1,085, respectively)	(14,125)	(14,540)
Carrying value of investments in unconsolidated entities	$183,766	$122,203

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$17,120	$48,036	$85,836	$148,760
Expenses:
Interest expense and loan cost amortization	5,257	6,713	13,075	31,718
Depreciation and amortization	4,849	23,215	17,465	56,978
Operating expenses, ground rent and general and administrative expenses	5,799	22,602	16,159	60,678
Total expenses	15,905	52,530	46,699	149,374
Net income (loss)	$1,215	$(4,494)	$39,137	$(614)
Company’s share of:
Net income (loss), net of excess basis depreciation of $130 and $129, and $390 and $385, respectively	$794	$(2,089)	$15,710	$627

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

Equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive income of $5,358 and $33,341 for the three and nine months ended September 30, 2015, respectively, include nonrecurring distributions from the sale of assets within two joint ventures that are in excess of the investments' carrying value by $4,564 and $17,631 for the three and nine months ended September 30, 2015, respectively.
The unconsolidated entities had total third party debt of $303,043 at September 30, 2015 that matures as follows:

Year	Amount
2015	$—
2016	31,490
2017	—
2018	204,028
2019	16,250
Thereafter	51,275
$303,043
Of the total outstanding debt, approximately $24,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

6. Transactions with Related Parties
As of January 1, 2015, the Company is no longer a related party to The Inland Group, Inc. (the "Inland Group") as described below.
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company, the Business Manager, Inland American Lodging Advisor, Inc., a wholly owned subsidiary of the Business Manager ("ILodge"), the Property Managers, Inland American Industrial Management LLC ("Inland Industrial"), Inland American Office Management LLC ("Inland Office") and Inland American Retail Management LLC ("Inland Retail"), their parent, Inland American Holdco Management LLC (“Holdco”) and collectively with Inland Industrial, Inland Office and Inland Retail, and Eagle I Financial Corp. ("Eagle") entered into a Master Modification Agreement (the "Master Modification Agreement") pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
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
Also on March 12, 2014, as part of the Self-Management Transactions, the Company entered into separate Amended and Restated Master Management Agreements (collectively, the "Amended Property Management Agreements") with each of the Property Managers (excluding Holdco), pursuant to which the Property Managers continued to provide property management services to the Company through December 31, 2014, other than the property-level accounting, lease administration, leasing, marketing and construction functions that the Company began performing pursuant to the Master Modification Agreement. The Company transitioned the remaining property management functions on December 31, 2014. Many of the employees of the Company's former Business Manager and former Property Managers are now directly employed by the Company. The Amended Property Management Agreements terminated on December 31, 2014 pursuant to their terms.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended		Unpaid amounts as of
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	December 31, 2014
General and administrative:
General and administrative reimbursement (a)	$—	$1,202	$—	$6,089	$—	$331
Investment advisor fee (b)	—	237	—	922	—	80
Total general and administrative to related parties	$—	$1,439	$—	$7,011	$—	$411
Property management fees (c)	$—	$2,773	$—	$9,496	$—	$75
Business management fee (d)	$—	$—	$—	$2,605	$—	$—
Loan placement fees (e)	$—	$1	$—	$224	$—	$—

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

In addition, the Company has directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements are generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the year ended December 31, 2014, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company. During the nine months ended September 30, 2015, the Company sent a termination notice for the agreement with those affiliates of the Business Manager which provided human resource services to the Company. The Business Manager and its related parties are entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company's administration.
Unpaid amounts of $411 as of December 31, 2014 are included in accounts payable and accrued expenses on the consolidated balance sheet.

(b)
The Company paid a related party of the Business Manager to purchase and monitor its investment in marketable securities. The Company terminated this agreement during the nine months ended September 30, 2015.

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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

Unpaid amounts of $75 as of December 31, 2014 are included in other liabilities on the consolidated balance sheet.
In addition to these fees, the Property Managers received reimbursements of payroll costs for property level employees. The Company reimbursed the Property Managers and other affiliates $1,274 and $4,569 for the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company had deposited $377 and $376, respectively, in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc.
7. Investment in Marketable Securities
Investment in marketable securities of $184,375 and $154,753 at September 30, 2015 and December 31, 2014, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $138,318 and $95,480 as of September 30, 2015 and December 31, 2014, respectively. The Company's investment in marketable securities includes a 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $98,996 as of September 30, 2015. The cost basis of the Xenia securities held by the Company was $80,748 as of September 30, 2015, which is equal to 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Spin-Off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $46,057 and $59,273, which includes gross unrealized losses of $1,723 and $1,328 related to its marketable securities as of September 30, 2015 and December 31, 2014, respectively. Securities with gross unrealized losses have a related fair value of $7,842 and $11,502 as of September 30, 2015 and December 31, 2014, respectively. The unrealized gain on the Xenia securities held by the Company was $18,248 as of September 30, 2015.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three and nine months ended September 30, 2015 and 2014.
Dividend income is recognized when earned. During the three months ended September 30, 2015 and 2014, dividend income of $2,390 and $2,193, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2015 and 2014, dividend income of $7,853 and $9,581, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

8. Debt
Mortgages Payable
Mortgage loans outstanding as of September 30, 2015 and December 31, 2014 were $1,856,346 and $2,999,968, respectively, and had a weighted average interest rate of 4.96% and 4.63% per annum, respectively. Of the mortgage loans outstanding at December 31, 2014, approximately $1,200,688 related to liabilities of discontinued operations. Mortgage premium and discount, net, was a discount of $6,826 and $9,332 as of September 30, 2015 and December 31, 2014, respectively. Of this net mortgage discount, $1,661 related to liabilities of discontinued operations at December 31, 2014. As of September 30, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through December 2041, as follows:

Maturity Date	As of September 30, 2015	Weighted average interest rate
2015	$11,400	10.04%
2016	265,172	4.85%
2017	788,801	5.43%
2018	186,261	2.82%
2019	—	—%
Thereafter	604,712	4.95%
Total	$1,856,346	4.96%
The Company is negotiating refinancing debt maturing in 2015. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2015, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $41,629 is recourse to the Company at September 30, 2015.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of September 30, 2015, the Company was in compliance with all mortgage loan requirements except two loans with a carrying value of $14,087. These loans are not cross collateralized with any other mortgage loans or recourse to the Company. The stated maturities of the mortgage loans in default at September 30, 2015 were reflected as follows: $11,400 in 2015 and $2,687 in 2016. Subsequent to September 30, 2015, the 2015 maturity of $11,400 was extinguished using proceeds from the sale of the underlying asset. As of December 31, 2014, the Company was in compliance with all such covenants, with the exception of one lodging property which was closed for business during the fourth quarter of 2014 due to earthquake damage. This property was included in the Spin-Off.
Line of Credit
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of September 30, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $299,963 available under the revolving line of credit as of September 30, 2015. As of September 30, 2015, the interest rate of the revolving line of credit was 1.40%.
In 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500,000. The credit facility consisted of a $300,000 senior unsecured revolving line of credit and a total outstanding term loan of $200,000. As of December 31, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remained outstanding as of December 31, 2014 and was repaid during the nine months ended September 30, 2015. As of December 31, 2014, the Company had $300,000 available under the revolving line of credit. This credit agreement was refinanced on February 3, 2015, as described above.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2015
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$182,058	$—	$—
Real estate related bonds	—	2,317	—
Total assets	$182,058	$2,317	$—
Derivative interest rate instruments	—	(2,607)	—
Total liabilities	$—	$(2,607)	$—

	Fair Value Measurements at December 31, 2014
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$151,062	$—	$—
Real estate related bonds	—	3,691	—
Total assets	$151,062	$3,691	$—
Derivative interest rate instruments	—	(1,744)	—
Total liabilities	$—	$(1,744)	$—

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

Level 1
At September 30, 2015 and December 31, 2014, the fair value of the available-for-sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2015 and December 31, 2014, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2015 and December 31, 2014, the Company had outstanding interest rate swap agreements with a notional value of $47,000 and $51,283, respectively.
Level 3
At September 30, 2015 and December 31, 2014, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and nine months ended September 30, 2015 and 2014. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended
	September 30, 2015		September 30, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$59,092	$92,167	$7,343	$670
Total	$59,092	$92,167	$7,343	$670

	For the nine months ended
	September 30, 2015		September 30, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$59,092	$92,167	$137,723	$75,616
Total	$59,092	$92,167	$137,723	$75,616
Investment Properties
During the three and nine months ended September 30, 2015, the Company completed the Railyards Transaction. See joint venture disclosure in "Note 5. Investment in Partially Owned Entities". The Company’s estimated fair value relating to the investment property's impairment analysis was based on a third party independent appraisal obtained as of September 30, 2015. The appraisal utilized a twelve-year discounted cash flow model, which includes inflows and outflows over a specific holding

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

period. The cash flows consist of unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. A discount rate of 14% was utilized in the model and is based upon observable rates within a reasonable range of current market rates. It was determined the property was impaired and therefore was written down to fair value. The Company recorded an impairment charge of $92,167 for this property for the three and nine months ended September 30, 2015.
During the three and nine months ended September 30, 2014, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these assets' dispositions. The Company's estimated fair value relating to the investment properties' impairment analysis was based on a comparison of letters of intent or purchase contracts, broker opinions of value and ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates. During the three and nine months ended September 30, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.25% were utilized in the model. These rates are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Additionally, during the nine months ended September 30, 2014, one asset previously classified as held for sale was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647.
For the three months ended September 30, 2015 and 2014, the Company recorded an impairment of investment properties of $92,167 and $670, respectively, in continuing operations. For the nine months ended September 30, 2015 and 2014, the Company recorded an impairment of investment properties of $92,167 and $75,616, respectively, in continuing operations.
Certain properties were impaired prior to disposal. There were no related impairment charges for those properties included in discontinued operations for the three and nine months ended September 30, 2015. There were $1,667 and $4,665 related impairment charges for those properties included in discontinued operations for the three and nine months ended September 30, 2014, respectively.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,856,346	$1,870,328	$2,999,968	$3,022,002
Line of credit	$37	$37	$200,000	$200,000
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.45% per annum. The fair value estimate of the line of credit approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

10. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owns substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. ("MB REIT"), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes.
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
For the three months ended September 30, 2015 and 2014, an income tax expense of $1,579 and $454, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2015 and 2014, an income tax expense of $2,445 and $1,196, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income.
For the three months ended September 30, 2015 and 2014 income tax benefit of $1,182 and expense of $1,862, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2015 and 2014, income tax expense of $988 and $5,786, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

11. Segment Reporting
The Company's current portfolio strategy is to tailor and grow the retail and student housing segments and dispose of the remaining non-core assets. The Company's objective has been, and will continue to be, maximizing stockholder value over the long-term. The non-core segment includes multi-tenant office and triple-net properties. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investments in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the nine months ended September 30, 2015, approximately 13% of the Company’s retail and non-core revenue from continuing operations was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T, Inc. were to cease paying rent or fulfilling its other monetary obligations, the Company would have significantly reduced revenues and/or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants, if at all. The student housing segment was not considered in this analysis as leases are on a per bed basis, for a year or less, and are immaterial when evaluated individually.
The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$92,877	$51,637	$20,342	$20,898
Straight line adjustment	216	815	35	(634)
Tenant recovery income	16,819	15,473	162	1,184
Other property income	2,827	684	1,273	870
Total income	112,739	68,609	21,812	22,318
Operating expenses	33,423	21,198	9,198	3,027
Net operating income	$79,316	47,411	12,614	19,291
Non-allocated expenses (a)	(55,757)
Other income and expenses (b)	(33,102)
Equity in earnings of unconsolidated entities	5,358
Provision for asset impairment (c)	(92,167)
Net loss from continuing operations	$(96,352)
Net income from discontinued operations (d)	713
Less: net income attributable to noncontrolling interests	(8)
Net loss attributable to Company	$(95,647)

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, loss on contribution to joint venture, dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $92,167 related to one non-core development.

(d)	Net income from discontinued operations primarily relates to activity resulting from the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended September 30, 2014.

	Total	Retail	Student Housing	Non-core
Rental income	$92,983	$50,672	$17,586	$24,725
Straight line adjustment	875	1,524	17	(666)
Tenant recovery income	15,055	14,063	134	858
Other property income	1,819	663	1,119	37
Total income	110,732	66,922	18,856	24,954
Operating expenses	36,889	21,631	11,563	3,695
Net operating income	$73,843	45,291	7,293	21,259
Non-allocated expenses (a)	(60,196)
Other income and expenses (b)	17,315
Equity in loss of unconsolidated entities	(2,089)
Provision for asset impairment (c)	(670)
Net income from continuing operations	$28,203
Net income from discontinued operations (d)	24,357
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$52,552

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $670 related to one non-core property.

(d)	Net income from discontinued operations primarily relates to the gain on sale of net lease properties sold in 2014 and the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$272,468	$152,331	$55,797	$64,340
Straight line adjustment	329	2,323	114	(2,108)
Tenant recovery income	51,765	47,201	498	4,066
Other property income	6,905	2,334	3,550	1,021
Total income	331,467	204,189	59,959	67,319
Operating expenses	95,506	62,308	22,788	10,410
Net operating income	$235,961	141,881	37,171	56,909
Non-allocated expenses (a)	(167,999)
Other income and expenses (b)	(39,919)
Equity in earnings of unconsolidated entities	33,341
Provision for asset impairment (c)	(92,167)
Net loss from continuing operations	$(30,783)
Net income from discontinued operations (d)	3,042
Less: net income attributable to noncontrolling interests	(16)
Net loss attributable to Company	$(27,757)
Balance Sheet Data
Real estate assets, net (e)	$3,397,672	2,082,592	763,790	551,290
Non-segmented assets (f)	796,183
Total assets	4,193,855
Capital expenditures (g)	$8,058	6,464	790	804

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, loss on contribution to joint venture, dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $92,167 related to one non-core development.

(d)	Net income from discontinued operations primarily relates to activity resulting from the Spin-Off of Xenia.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

(g)	Capital expenditures exclude capital expenditures related to the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

The following table summarizes net property operations income by segment as of and for the nine months ended September 30, 2014.

	Total	Retail	Student Housing	Non-core
Rental income	$283,183	$152,973	$51,896	$78,314
Straight line adjustment	2,975	3,776	192	(993)
Tenant recovery income	50,396	45,431	401	4,564
Other property income	6,766	3,467	3,119	180
Total income	343,320	205,647	55,608	82,065
Operating expenses	104,500	65,872	25,637	12,991
Net operating income	$238,820	139,775	29,971	69,074
Non-allocated expenses (a)	(170,174)
Other income and expenses (b)	(9,410)
Equity in earnings of unconsolidated entities	627
Provision for asset impairment (c)	(75,616)
Net loss from continuing operations	(15,753)
Net income from discontinued operations (d)	208,292
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$192,523

(a)	Non-allocated expenses consists of general and administrative expenses, business management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Total provision for asset impairment included $75,616 related to five non-core properties.

(d)	Net income from discontinued operations primarily relates to the gain on sale of net lease properties sold in 2014 and the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

12. Earnings (loss) per Share and Equity Transactions
Basic earnings (loss) per share ("EPS") are computed using the two-class method by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except weighted average share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss) from continuing operations	$(96,352)	$28,203	$(30,783)	$(15,753)
Less: Dividends on common stock	(28,010)	(107,709)	(110,601)	(329,144)
Less: Dividends on unvested restricted stock units	—	—	—	—
Less: Undistributed (income) loss allocated to unvested shares	—	—	—	—
Less: Net income attributable to noncontrolling interests	(8)	(8)	(16)	(16)
Undistributed income (loss)	$(124,370)	$(79,514)	$(141,400)	$(344,913)
Add back: Dividends on common stock	28,010	107,709	110,601	329,144
Distributed and undistributed income (loss) from continuing operations - basic and diluted	$(96,360)	$28,195	$(30,799)	$(15,769)

Income from discontinued operations allocated to common stockholders:	$713	$24,357	$3,042	$208,292

Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	861,824,777	861,627,855	861,824,777	883,537,865

Basic and diluted income (loss) per share:
Income (loss) from continuing operations allocated common shareholders per share:	$(0.11)	$0.03	$(0.04)	$(0.02)
Income (loss) from discontinued operations allocated common shareholders per share:	$—	$0.03	$—	$0.24
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted stock units	$—	$—	$—	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock units	252	—	235	—
The Company completed a modified "Dutch Auction" tender offer for the purchase of up to $350,000 in value of shares of common stock (the "Offer") on April 25, 2014. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares accepted for payment in the Offer by up to 2% of the outstanding shares without amending or extending the Offer. To avoid any proration to the stockholders that tendered shares, the Company decided to increase the number of shares accepted for payment in the Offer. On May 1, 2014, the Company accepted for purchase 60,665,233 shares of common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate purchase price of $394,300, excluding fees and expenses relating to the Offer. The 60,665,233 shares accepted for purchase in the Offer represented approximately 6.61% of the issued and outstanding shares of common stock at the time of purchase. Subsequent to the purchase of approved Offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166 for a final aggregate purchase price of $394,900 as of December 31, 2014, excluding fees and expenses related to the Offer.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
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
As of June 19, 2015, in connection with the adoption of the Incentive Award Plan (as defined below) the Company terminated the Retail Plan. Awards outstanding with a grant date value of $7,845 under the Retail Plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan. The Student Housing Plan was not terminated and remains in effect. As of September 30, 2015, awards granted in 2014 and 2015 in the aggregate grant date value of $3,296 were outstanding under the Student Housing Plan. No additional awards were granted during the three months ended September 30, 2015 under the Student Housing Plan.
As a triggering event has not occurred, with respect to the Company's retail/non-core or student housing businesses, the Company did not recognize stock-based compensation expense related to the 2014 Retail Plan or the Student Housing Plan for the three and nine months ended September 30, 2015 and 2014.
Incentive Award Plan
Effective as of June 19, 2015, the board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the 2015 Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At September 30, 2015, 28,335,375 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of September 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Price at Grant Date
Outstanding at January 1, 2015	—	—
Restricted stock units granted	1,664,625	$4.00
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Outstanding at September 30, 2015	1,664,625	$4.00
At September 30, 2015, there was $5,088 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan. The outstanding restricted stock units have vesting schedules through December 2017. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $1,123 and $1,260 related to the Incentive Award Plan for the three and nine months ended September 30, 2015. No stock-based compensation expense was recognized for the three and nine months ended September 30, 2014.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

14. Commitments and Contingencies
In May 2012, the Company disclosed that the SEC had initiated a non-public, formal, fact-finding investigation to determine whether there had been violations of certain provisions of the federal securities laws regarding the payment of fees to the Company's former Business Manager and Property Managers, transactions with the Company's former affiliates, timing and amount of distributions paid to the Company's investors, determination of property impairments, and any decision regarding whether the Company would become a self-administered REIT (the "SEC Investigation"). After a multi-year investigation, on March 24, 2015, the Staff of the SEC informed the Company that it had concluded its investigation and that, based on the information received as of that date, it did not intend to recommend any enforcement action against the Company.
Shortly after the Company disclosed the existence of the SEC Investigation, the Company received three related demands (“Derivative Demands”) by stockholders to conduct investigations regarding claims that the Company's officers, the Company's board of directors, former Business Manager, and affiliates of the Company's former Business Manager breached their fiduciary duties to the Company in connection with the matters that the Company disclosed were subject to the SEC Investigation.
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
On December 8, 2014, the special litigation committee completed its investigation and issued its report and recommendation. The special litigation committee concluded that there is no evidence to support the allegations of wrongdoing in the Derivative Demands. Nonetheless, in the course of its investigation, the special litigation committee uncovered facts indicating that certain then-related parties breached their fiduciary duties to the Company by failing to disclose to the independent directors certain facts and circumstances associated with the payment of fees to its former Business Manager and Property Managers. The special litigation committee determined that it is advisable and in the best interests of the Company to maintain a derivative action against its former Business Manager, Property Managers, and Inland American Holdco Management LLC (the “Inland Entities”). The special litigation committee found that it was not in the best interests of the Company to pursue claims against any other entities or against any individuals.
On January 20, 2015, the board of directors adopted the report and recommendation of the special litigation committee in full and authorized the Company to file a motion to realign the Company as the party plaintiff in Trumbo v. The Inland Group, Inc., and to take such further actions as are necessary to reject and dismiss claims related to allegations that the board of directors has determined lack merit and to pursue claims against the Inland Entities for breach of fiduciary duties in connection with the failure to disclose facts and circumstances associated with the payment of fees to related parties.
On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015 (the "Consolidated Action"). On September 18, 2015, the parties entered into the Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement") to resolve all matters related to the Derivative Demands, including all claims raised in the Consolidated Action and the claims authorized by the Board. The Settlement calls for a payment to the Company of $7,400 in net proceeds from Midwest Risk Management, LLC, as agent for the Inland Entities. In addition, the Settlement releases the Company’s directors, officers, and former external managers and their affiliates from any liability related to the allegations asserted in the demand letters and the Consolidated Action, and any additional allegations investigated by the special litigation committee. The Settlement also results in the dismissal of the Consolidated Action with prejudice.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)
September 30, 2015
(unaudited)

On October 23, 2015, the Circuit Court of Cook County, Illinois approved the Settlement as fair, reasonable, adequate and in the best interests of the Company and its stockholders. Under the terms of the Settlement, the Settlement Payment will be remitted to InvenTrust when the time to appeal the court’s approval of the Settlement has expired. The Company has not accounted for this gain contingency in the financial statements as of September 30, 2015.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.
15. Subsequent Events
Subsequent to September 30, 2015, the Company purchased two student housing properties consisting of 1,439 beds for an aggregate gross acquisition price of $165,525.
On November 5, 2015, the Company entered into a term loan credit agreement for a $300,000 unsecured credit facility with a syndicate of seven lenders led by Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and PNC Capital Markets LLC as joint lead arrangers. The accordion feature allows the Company to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions.
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratio at September 30, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%.

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
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.’s (the “Company”) plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, as may be updated elsewhere in this report and other Quarterly Reports on Form 10-Q; market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which the Company's properties are located; the Company’s ability to identify, execute and complete strategic transactions; the Company's ability to refinance maturing debt or to obtain new financing on attractive terms; the Company’s ability to identify disposition opportunities and to successfully execute on such dispositions; the Company’s ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; the Company's ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the impact of leasing and capital expenditures to improve the Company’s properties in order to retain and attract tenants; the Company's organizational and governance structure; loss of members of the Company’s senior management team or key personnel; adverse litigation judgments or settlements; the Company's ability to collect rent from tenants or to rent space on favorable terms or at all; the economic success and viability of the Company's anchor retail tenants; forthcoming expirations of certain of the Company’s leases and the Company’s ability to re-lease such properties; changes in the competitive environment in the leasing market and any other market in which the Company operates; events beyond the Company’s control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; the availability of cash flow from operating activities to fund distributions; future increases in interest rates; actions or failures by the Company’s joint venture partners, including development partners; the Company’s investment in equity and debt securities and in companies that the Company does not control, including Xenia Hotels & Resorts, Inc.; the Company’s status as a real estate investment trust (“REIT”) for federal tax purposes; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations and United States accounting standards or interpretations thereof; and the Company’s debt financing, including risk of default, loss and other restrictions placed on the Company.
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

The following discussion and analysis relates to the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.
Overview
Throughout 2015, we continued to implement our strategy of focusing our portfolio into two asset classes - retail and student housing - while completing the Spin-Off of our lodging segment on February 3, 2015. By tailoring, expanding and refining these two components of our portfolio, as well as seeking to dispose of our remaining non-core segment, our goals have been to enhance long-term stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. As of September 30, 2015, our portfolio is comprised of 142 properties, excluding development properties, representing 15.9 million square feet of retail space, 9,600 student housing beds, and 5.8 million square feet of non-core space.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the nine months ended September 30, 2015 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable).
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

Company highlights for the nine months ended September 30, 2015
Distributions, including the Spin-off of Lodging Subsidiary, Xenia Hotels & Resorts, Inc.
On February 3, 2015, we completed the spin-off ("Spin-Off") of our subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of the Company’s common stock received one share of Xenia's common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR". In connection with the Spin-Off, we entered into certain agreements that, among other things, provide a framework for our relationship with Xenia as two separate companies, including a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement.
Upon completing the Spin-Off, our Board analyzed and reviewed our distribution rate and announced a new distribution rate of $0.13 per share on an annualized basis beginning with the distribution paid in March 2015. A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Spin-Off. In addition, the board of directors determined that it is in the best interest of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core segment. We believe that our current distribution rate is sustainable based upon our current property portfolio.
In an effort to become a more efficient organization, we moved to quarterly distributions in the third quarter of this year. Switching from monthly to quarterly distributions will provide cost savings of approximately $1 million annually in printing and mailing costs.
Financing Activities
On February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of September 30, 2015, we had $0.04 million outstanding under the revolving credit facility.
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
Joint Venture Activity
We increased our equity in IAGM Retail Fund I, LLC with a contribution of $25.2 million during second quarter 2015, which was used to purchase a retail property in Flower Mound, Texas. Additionally, as part of wind-down activities, we recognized $11.9 million from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $4.6 million and $17.6 million for the three and nine months ended September 30, 2015, respectively, which were recognized in equity in earnings of unconsolidated entities.
On September 30, 2015, we were admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, we structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46.2 million in DRV (the foregoing transaction is referred to as the “Railyards

Transaction”). We account for the joint venture under the equity method of accounting. We recognized a loss of $12.9 million for the three and nine months ended September 30, 2015 on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture. Prior to the Railyards Transaction, we recorded an impairment of $92,167 to write the land down to its fair value for the three and nine months ended September 30, 2015.
Acquisitions
We acquired two retail properties during the nine months ended September 30, 2015 and one student housing property for a gross acquisition price of $103.0 million. The student housing property will be demolished and redeveloped into a student housing property in line with the rest of our portfolio. We also placed into service two student housing developments and one addition to an already existing student housing property during the three months ended September 30, 2015.
Disposals
On February 3, 2015, we completed the Spin-Off of Xenia, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development.
We sold one parcel of land for a gross disposition price of $1.4 million and four non-core properties for an aggregate gross disposition price of $51.9 million during the nine months ended September 30, 2015.
Outlook
While we believe we will continue to see stable operating performance for the remainder of 2015, we expect to have increased disposition activity into 2016. This disposition activity could cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment. We expect to reinvest in selective acquisitions into 2016, which are expected to enhance our portfolio. We believe that our debt maturities over the next five years are manageable and although we believe interest rates will rise in the future, we anticipate low interest rates to continue this year. We believe we will be able to continue cash distributions at our current distribution rate of $0.13 per share on an annualized basis based upon our current property portfolio and anticipate distributions to be funded by cash flow from operations as well as distributions from unconsolidated entities and gains on sales of properties.

Results of Operations
Consolidated Results of Operations
This section describes and compares our results of operations for the three and nine months ended September 30, 2015 and 2014. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three and nine months ended September 30, 2015 and 2014 are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts and per square foot amounts).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Company	$(95,647)	$52,552	$(27,757)	$192,523
Net income (loss) per common share, basic and diluted	$(0.11)	$0.06	$(0.04)	$0.22
Our net income decreased $148,199 for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the impairment expense of $92,167 related to a non-core land development in the Railyards Transaction incurred during the three months ended September 30, 2015, whereas the Company recognized $670 in impairment expense for the three months ended September 30, 2014. Additionally, we recognized a loss of $12,919 on the Railyards Transaction during the three months ended September 30, 2015. During the three months ended September 30, 2014, we also recognized a $27,852 gain on sale of securities compared to $304 for the same period in 2015, a decrease of $27,548. Income from discontinued operations during the three months ended September 30, 2014 was $24,357, which is primarily related to the lodging properties classified as held for sale, compared to $713 for the three months ended September 30, 2015. The Company's net loss during the three months ended September 30, 2015 was primarily impacted by impairment expenses, minimal gains from marketable securities, and the disposition of properties.
Our net income decreased $220,280 for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to income from discontinued operations of $208,292 during the nine months ended September 30, 2014 compared to $3,042 recognized during the nine months ended September 30, 2015, a decrease of $205,250. During the nine months ended September 30, 2015, we recognized impairment expense of $92,167 related to a non-core land development in the Railyards Transaction compared to impairment expense of $75,616 during the same period in 2014, an increase of $16,551. Additionally, we recognized a loss of $12,919 on the Railyards Transaction during the nine months ended September 30, 2015. The decrease in net income was offset by the recognition in equity in earnings of unconsolidated entities of $11,875 from the sale of assets within two joint ventures during the nine months ended September 30, 2015. We also recognized the receipt of nonrecurring distributions in excess of two investments' carrying value by $17,631 in equity in earnings of unconsolidated entities during the nine months ended September 30, 2015. The Company's net loss during the nine months ended September 30, 2015, was primarily impacted by impairment expenses recognized in 2015 and the disposition of properties.
A detailed discussion of our financial performance is as follows.

Operating Income and Expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Income:
Rental income	$93,093	$93,858	$(765)	$272,797	$286,158	$(13,361)
Tenant recovery income	16,819	15,055	1,764	51,765	50,396	1,369
Other property income	2,827	1,819	1,008	6,905	6,766	139
Operating Expenses:
Property operating expenses	$20,750	$24,921	$(4,171)	$56,779	$69,230	$(12,451)
Real estate taxes	12,673	11,968	705	38,727	35,270	3,457
Depreciation and amortization	37,314	38,895	(1,581)	110,927	116,564	(5,637)
Provision for asset impairment	92,167	670	91,497	92,167	75,616	16,551
General and administrative expenses	18,443	21,301	(2,858)	57,072	51,005	6,067
Business management fee	—	—	—	—	2,605	(2,605)
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

•
Total property income increased $2,007 for the three months ended September 30, 2015 compared to the same period in 2014. Our retail segment had an increase of $1,687 for the three months ended September 30, 2015 compared to the same period in 2014. Our student housing segment also saw an increase in property income of $2,956 for the three months ended September 30, 2015 compared to the same period in 2014. These increases were offset by a decrease in non-core property income of $2,636 for the three months ended September 30, 2015 compared to the same period in 2014 as a result of the disposition of twelve non-core properties subsequent to September 30, 2014. The increases in the retail and student housing segments were a result of three retail properties and one student housing property acquired after September 30, 2014, two student housing developments placed in service during third quarter 2015, and an addition to an existing student housing property placed in service during third quarter 2015. The rental income provided by these acquisitions and assets placed in service was offset by the disposal of fourteen properties after September 30, 2014.

Total property income decreased $11,853 for the nine months ended September 30, 2015 compared to the same period in 2014. These decreases were largely a result of the sale of non-core and retail properties that did not qualify as discontinued operations. Non-core property income decreased $14,746 for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the disposition of twelve non-core properties subsequent to September 30, 2014. Our retail segment had a decrease of $1,458 for the nine months ended September 30, 2015 compared to the same period in 2014. These decreases were offset by our student housing segment, which saw an increase in property income of $4,351 for the nine months ended September 30, 2015 compared to the same period in 2014 due to the acquisition of one property in fourth quarter 2014, two student housing developments placed in service during third quarter 2015, and an addition to an existing student housing property placed in service during third quarter 2015.

•
Property operating expenses, including real estate taxes, decreased $3,466 for the three months ended September 30, 2015 compared to the same period in 2014, and $8,994 for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in property operating expenses was primarily the result of the sale of properties that did not qualify as discontinued operations. Additionally, for the retail and non-core segments, as a result of our self-management transactions, there was a net decrease in property operating expenses because we no longer pay a property management fee to Inland American Holdco Management LLC. The elimination of this fee is offset by direct property costs related to payroll and overhead. Retail operating expenses decreased $433 and $3,564 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Student housing operating expenses decreased $2,365 and $2,849 for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily as a result of one-time repair expenses incurred in 2014. Non-core operating expenses decreased $668 and $2,581 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
Provision for asset impairment

•
For the three and nine months ended September 30, 2015, we completed the Railyards Transaction. As a result of our analysis performed at the time of the Railyards Transaction, we determined the property was impaired and therefore, it was written down to fair value. An impairment charge of $92,167 was recorded for this asset.

•
For the three and nine months ended September 30, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified one non-core property during the three months ended September 30, 2014 and four non-core properties during the nine months ended September 30, 2014 that we determined were impaired and subsequently were written down to fair value. Additionally, one asset which was previously classified as held-for-sale at December 31, 2013 and was re-classified as held and used and was then re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $67,647. We recorded a provision for asset impairment related to continuing operations of $670 and $75,616 for the three and nine months ended September 30, 2014, respectively.

General administrative expenses and business management fee

•
General and administrative expenses decreased $2,858 and increased $6,067 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease of $2,858 when comparing the three months ended September 30, 2015 to the same period in 2014 is primarily a result of legal, other professional fees associated with our transition to self-management, and additional legal costs incurred in 2014. The increase when comparing the nine months ended September 30, 2015 and 2014 was a result of the completion of the self-management transaction and costs associated with the internalization of functions previously performed by the Business Manager or its related parties. We began internalizing functions such as IT, human resources and property management, which have resulted in an increase in employee salaries and implementation costs, which are reflected in the general and administrative expenses for the nine months ended September 30, 2015. As part of a company reorganization, we eliminated certain roles and incurred severance costs of approximately $1,800 for the nine months ended September 30, 2015. We also incurred amortization costs of $1,100 associated with our long term incentive program during the nine months ended September 30, 2015.

•	We incurred a business management fee of $2,605 for the nine months ended September 30, 2014. As of March 31, 2014, the Company no longer pays a business manager fee.

•
On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). Refer to Part I. Item 1. "Note 6. Transactions with Related Parties."

Non-Operating Income and Expenses:

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Interest and dividend income	$2,671	$2,474	$197	$9,169	$10,424	$(1,255)
Gain on sale of investment properties	729	6,629	(5,900)	7,957	18,253	(10,296)
Gain on extinguishment of debt	13	12,125	(12,112)	1,395	12,517	(11,122)
Other income	1,451	577	874	6,107	4,125	1,982
Interest expense	(23,772)	(31,888)	(8,116)	(69,642)	(96,531)	(26,889)
Loss on contribution to joint venture	(12,919)	—	12,919	(12,919)	—	12,919
Equity in earnings (loss) of unconsolidated entities	5,358	(2,089)	7,447	33,341	627	32,714
Realized gain on sale of marketable securities, net	304	27,852	(27,548)	20,459	42,998	(22,539)
Net income from discontinued operations	713	24,357	(23,644)	3,042	208,292	(205,250)
Gain on sale of investment properties

•
Gain on sale of investment properties decreased to $729 from $6,629 for the three months ended September 30, 2015, respectively, compared to the same period in 2014 due to a decrease in property sales that did not qualify as discontinued operations.

•
Gain on sale of investment properties decreased to $7,957 from $18,253 for the nine months ended September 30, 2015, respectively, compared to the same period in 2014 due to a decrease in property sales that did not qualify as discontinued operations.

Gain on extinguishment of debt

•	Gain on extinguishment of debt of $12,125 and $12,517 during the three and nine months ended September 30, 2014, respectively, primarily related to one non-core property sold in 2014.
Interest expense

•
Interest expense decreased to $23,772 from $31,888 for the three months ended September 30, 2015, respectively, compared to the same period in 2014 due to property sales and mortgage pay-downs during the year ended December 31, 2014.

•
Interest expense decreased to $69,642 from $96,531 for the nine months ended September 30, 2015, respectively, compared to the same period in 2014 due to property sales and mortgage pay-downs during the year ended December 31, 2014.

Loss on contribution to joint venture

•
On September 30, 2015, we completed the Railyards Transaction. We recognized a loss of $12,919 on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture for the three and nine months ended September 30, 2015.

Equity in earnings (loss) of unconsolidated entities

•
Equity in earnings (loss) of unconsolidated entities increased $7,447, to earnings of $5,358 from a loss of $2,089 for the three months ended September 30, 2015 compared to the same period in 2014. We received nonrecurring distributions that are in excess of the investments' carrying value by $4,564, which was recognized in equity in earnings of unconsolidated entities.

•
Equity in earnings of unconsolidated entities increased $32,714, to $33,341 from $627 for the nine months ended September 30, 2015 compared to the same period in 2014. As part of wind-down activities, we recognized $11,875 from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $17,631, which were both recognized in equity in earnings of unconsolidated entities.

Realized gain on sale of marketable securities, net

•
Realized gain on securities, net, decreased to $304 from $27,852 for the three months ended September 30, 2015 compared to the same period in 2014, due to fewer securities sold during the three months ended September 30, 2015.

•
Realized gain on securities, net, decreased to $20,459 from $42,998 for the nine months ended September 30, 2015 compared to the same period in 2014 due to fewer securities sold during the nine months ended September 30, 2015.

Net income from discontinued operations
In line with our adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. For the three and nine months ended September 30, 2015, the hotels included in the Spin-Off of Xenia are included in discontinued operations. For the three and nine months ended September 30, 2014, the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the entire lodging segment, including the hotels sold during the year ended December 31, 2014 and the hotels included in the Spin-Off of Xenia are included in discontinued operations.

•
The decrease in net income from discontinued operations of $23,644 to $713 for the three months ended September 30, 2015 from $24,357 for the three months ended September 30, 2014 primarily reflects the operations of the lodging segment during the three months ended September 30, 2014. There were no properties classified as discontinued operations during the three months ended September 30, 2015. The $713 shown as net operating income from discontinued operations during the three months ended September 30, 2015 reflects residual non-operating activity.

•
The decrease in net income from discontinued operations of $205,250 to $3,042 for the nine months ended September 30, 2015 from $208,292 for the nine months ended September 30, 2014 is primarily a result of the 223 triple net properties classified as discontinued operations during the nine months ended September 30, 2014, which sold for a gain of $152,895. The remainder of the decrease reflects the operations of the lodging segment during the nine months ended September 30, 2014. The hotels included in the Spin-Off of Xenia have been included as discontinued operations during the nine months ended September 30, 2015.

Segment Reporting
Over the past two years, we have been implementing our strategy of focusing our diverse portfolio of real estate into three asset classes - retail, lodging and student housing. By tailoring, expanding and refining these three components of our portfolio, our goals are to enhance stockholder value and position the Company to explore various strategic transactions and liquidity events for our stockholders. Following the Spin-Off of Xenia, we seek to deliver value by continuing to tailor and grow our retail and student housing segments, consistent with our strategy and objectives, as well as seek to address future lease maturities and dispose of our remaining non-core segment.
We evaluate segment performance primarily based on net operating income and modified net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods. Modified net operating income and net operating income is calculated and reconciled to U.S. generally accepted accounting principles ("GAAP") net income in "Part I, Item 1. Note 11 to the Consolidated Financial Statements" and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data".
An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the nine months ended September 30, 2015 and 2014. The rental rates reflected in retail and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. The rental rates reflected for student housing are inclusive of rent concessions. Economic occupancy, shown for our retail and non-core segments, is defined as the percentage of total gross leasable area ("GLA") for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy, shown for our student housing segment, is defined as the percentage of occupied beds compared to the total number of leasable beds.

	Number of Properties	Gross Leasable Area / No. of Beds	Average Occupancy (a)
Retail:
Community and neighborhood centers	67	6,060,142	92%
Power centers	43	9,815,961	95%
Total retail	110	15,876,103	94%
Student Housing:
Mid-rise	9	5,073	94%
High-rise	3	2,079	98%
Cottage style	2	1,257	90%
Garden style	2	1,191	97%
Total student housing	16	9,600	95%
Non-core:
Multi-tenant office	5	1,388,899	77%
Triple net	11	4,455,852	98%
Total non-core	16	5,844,751	93%
Total number of wholly owned properties (b)	142
IAGM Retail Fund I, LLC ("IAGM") Retail joint venture, 55% ownership (c)	18	3,048,620	94%
15th & Walnut Owner, LLC ("Eugene") Student housing joint venture, 62% ownership (c)	1	240	97%
Total number of joint venture and wholly owned properties	161
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

Same Store
In order to evaluate our overall portfolio, management analyzes the operating performance of properties on a "same store" basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared, except for those properties for which significant redevelopment occurred during either period being compared. A total of 134 of our investment properties met our same store criteria for the three months ended September 30, 2015 and 2014 and 132 of our investment properties met our same store criteria for the nine months ended September 30, 2015 and 2014. Properties are classified as same store once they have been owned and operated for the entirety of both periods presented and are fully operational. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
Same Store Segment Modified Net Operating Income
The following table represents our same store modified net operating income for the nine months ended September 30, 2015 and 2014. Same store properties are properties we have owned and operated for the same period during each year.

	Nine Months Ended		Increase	Increase	Average Occupancy Sept. 30, 2015 (a)	Average Occupancy Sept. 30, 2014 (a)
	September 30, 2015	September 30, 2014
Retail	$131,798	$125,156	$6,642	5.3%	94%	94%
Student housing	29,450	24,619	4,831	19.6%	94%	91%
Non-core	58,778	55,829	2,949	5.3%	93%	94%
	$220,026	$205,604	$14,422	7.0%

(a)
Economic occupancy, shown for the retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy is shown for the student housing segment.

Retail
As of September 30, 2015, we owned 110 retail assets consisting of 15,876,103 square feet. There were 104 retail same store assets for the nine months ended September 30, 2015 and 2014. Our retail segment consists solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers.
A significant focus in our retail segment will be to continue to maximize the performance of the portfolio by accretive acquisitions in key markets and select dispositions of properties that are in markets that we do not believe offer the same opportunities for growth. We will support our key market approach by expanding our regional offices and further embedding leasing and operations staff in these respective markets, which we believe will provide us with stronger local market knowledge and enhanced tenant relationships. This will continue in 2016 as we source acquisitions in key markets.
IAGM Retail Fund I, LLC ("IAGM") is a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of September 30, 2015, IAGM consists of 18 retail assets representing 3,048,620 gross leasable square feet and has economic occupancy of 94%. The Company is responsible for the management and leasing of the retail properties included in the IAGM joint venture. The Company accounts for its investment in the IAGM joint venture using the equity method.

	Retail
	As of September 30,
	2015	2014
Retail segment
Economic occupancy (a)	94%	94%
Rent per square foot (b)	$13.95	$13.74
Investment in properties, undepreciated	$2,640,754	$2,576,685

Retail segment, with IAGM joint venture properties:
Economic occupancy (a)	94%	94%
Rent per square foot (b)	$14.26	$14.02
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy excludes properties sold or classified as discontinued operations.
(b) Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Prior year rent per square foot excludes properties sold or classified as discontinued operations.

The following table represents lease expirations for the retail segment as of September 30, 2015:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2015	64	269,208	$2,250	1.8%	1.1%	$8.36
2016	285	1,235,107	18,442	8.3%	8.8%	14.93
2017	384	1,872,370	31,681	12.5%	15.2%	16.92
2018	312	1,821,302	28,396	12.2%	13.6%	15.59
2019	302	2,454,213	33,387	16.4%	16.0%	13.60
2020	340	2,170,388	30,077	14.5%	14.4%	13.86
2021	101	1,092,675	14,654	7.3%	7.0%	13.41
2022	50	823,838	9,705	5.5%	4.6%	11.78
2023	55	770,705	11,190	5.2%	5.4%	14.52
2024	58	833,209	9,922	5.6%	4.8%	11.91
Month to Month	40	102,117	1,918	0.7%	0.9%	18.79
Thereafter	106	1,486,456	17,159	10.0%	8.2%	11.54
	2,097	14,931,588	$208,781	100%	100%	$13.98
We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of September 30, 2015 will in fact be exercised.

The following table represents lease spread metrics for leases that commenced in 2015 compared to expiring leases for the prior tenant in the same unit.

	Number of Leases Commenced as of Sept. 30, 2015	GLA SF	New Contractual Rent ($PSF) (a)	Prior Contractual Rent ($PSF) (a)	Change over prior year (a)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable (b) Renewal Leases	195	1,246,924	$14.39	$13.74	4.73%	5.22	$0.39	$0.12
Comparable (b) New Leases	17	49,244	20.89	19.31	8.18%	8.84	20.49	8.02
Non-Comparable Renewal and New Leases	37	147,126	17.92	n/a	n/a	8.95	16.93	6.73
Total or weighted average	249	1,443,294	$14.64	$13.95	4.95%	5.73	$2.76	$1.06
(a) Non-comparable leases are not included in totals.
(b) Comparable lease is defined as a lease that meets all of the following criteria: same unit, leased within one year of prior tenant, square footage of unit stayed the same or within 10% of prior unit square footage, and rent structure is consistent.
During the nine months ended September 30, 2015, 53 new leases and 196 renewals commenced with gross leasable area totaling 1,443,294 square feet, of which 212 were comparable. For our comparable new leases, base rent increased by 8.18% from prior base rent, from $19.31 to $20.89 per square foot. The weighted average term for comparable new leases was 8.84 years, with tenant improvement allowances and commissions at $20.49 and $8.02 per square foot, respectively.
Our comparable renewal leases saw rent growth of 4.73%, increasing from $13.74 to $14.39 per square foot. The weighted average term was 5.22 years, with tenant improvement allowances and lease commissions at $0.39 and $0.12 per square foot, respectively. The 37 non-comparable leases commenced with rents starting at $17.92 in year one and had a weighted average term of 8.95 years. Tenant improvement allowances and lease commissions were $16.93 and $6.73 per square foot, respectively.
Tenant improvement allowances were primarily given for our new leases. Lease commissions were consistent across the new lease activity. As of December 31, 2014, we had GLA totaling 1,533,074 square feet set to expire in the first nine months of 2015, of which 1,395,889 was rolled over. This achieved a retention rate of 91%.

Comparison of the three and nine months ended September 30, 2015 and 2014
The following table represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended September 30, 2015 and 2014 and for the entire nine months ended September 30, 2015 and 2014. Activity in the non-same store row for the three and nine months ended September 30, 2015 and 2014 includes properties acquired after September 30, 2014. Activity in the non-same store row for the three and nine months ended September 30, 2015 and 2014 also includes properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the three months ended September 30, 2015 compared to the same period in 2014, on a same store basis, our retail segment modified net operating income increased by $2,397, or 5.8%, up to $43,899 from $41,502. As a result of our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $945 in property operating expenses. Contractual rental rate increases have contributed to an increase of rental income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. During the same three month period, the total segment modified net operating income increased by $2,723, or 6.2%, to $46,468 for the three months ended September 30, 2015 from $43,745 for the three months ended September 30, 2014. This increase was primarily because we no longer pay a property management fee offset by direct property related costs to payroll and overhead. In addition, we also saw contractual rental rate increases, one acquisition in the fourth quarter of 2014 and two during the second quarter of 2015, offset by the sold properties that did not qualify as discontinued operations.
For the nine months ended September 30, 2015 compared to the same period in 2014, on a same store basis, our retail segment modified net operating income increased by $6,642, or 5.3%, up to $131,798 from $125,156. As a result of our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $4,246 in property operating expenses. In addition, there was a controlled decrease in property operating expenses from repair and maintenance and non-recoverable marketing events. Contractual rental rate increases have contributed to an increase of rental income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the same nine month period, the total segment modified net operating income increased by $4,501, or 3.3%, to $139,356 for the nine months ended September 30, 2015 from $134,855 for the nine months ended September 30, 2014.

	Three Months Ended				Nine Months Ended
Retail Properties	Sept. 30, 2015	Sept. 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	Sept. 30, 2015	Sept. 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store properties	106	106			104	104
Operating revenues
Rental income	$48,710	$47,790	$920	1.9%	$143,707	$141,304	$2,403	1.7%
Tenant recovery income	14,212	13,580	632	4.7%	43,573	42,894	679	1.6%
Other property income	366	582	(216)	(37.1)%	1,410	2,094	(684)	(32.7)%
Total income	63,288	61,952	1,336	2.2%	188,690	186,292	2,398	1.3%
Operating expenses
Property operating expenses	10,135	11,465	1,330	11.6%	29,339	34,357	5,018	14.6%
Real estate taxes	9,254	8,985	(269)	(3.0)%	27,553	26,779	(774)	(2.9)%
Total operating expenses	19,389	20,450	1,061	5.2%	56,892	61,136	4,244	6.9%
Modified same store NOI (1)	43,899	41,502	2,397	5.8%	131,798	125,156	6,642	5.3%
Modified non-same store NOI (1)	2,569	2,243	326	14.5%	7,558	9,699	(2,141)	(22.1)%
Modified retail net operating income (1)	$46,468	$43,745	$2,723	6.2%	$139,356	$134,855	$4,501	3.3%
Adjustments (2)
Adjustments to rental income	795	1,502	(707)	(47.1)%	2,270	3,740	(1,470)	(39.3)%
Termination fee income	148	44	104	236.4%	255	1,180	(925)	(78.4)%
Total adjustments	943	1,546	(603)	(39.0)%	2,525	4,920	(2,395)	(48.7)%
Net operating income, retail	$47,411	$45,291	$2,120	4.7%	$141,881	$139,775	$2,106	1.5%
(1) Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income, GAAP rent adjustments, such as straight-line rent, and above/below market lease amortization.

Retail Outlook
Over the next three years, our retail portfolio is expected to maintain high occupancy. This high occupancy combined with appropriate lease rollover will allow us to capture market rent growth. Our leasing staff actively seeks to lease space at favorable rates, and our management team is focused on controlling expenses and maintaining strong tenant relationships. We also continue to focus on new consumer trends and tenant mix/complimentary uses as leases mature in an effort to maximize tenant performance at our properties.
As we have transitioned to self-management, we have made a significant commitment to enhancing our operational leadership team with key senior hires in Asset Management, Leasing and Property Management as well as meaningful investments in technology systems and staff.
We believe that the fundamentals in the retail segment continue to be favorable. As our community and neighborhood centers are typically grocery-anchored and necessity-based, there continues to be strong performance in these segments. Our larger power center properties continue to perform well as larger format retailers adapt their business model to embrace e-commerce. We see ongoing retailer demand for these well-located assets which supports our key market approach. With limited new development and increasing (albeit controlled) retailer expansion, we believe retail rental rates will continue to grow.
Our retail strategy continues to focus on key markets across the country and growing our presence in those markets. These key markets share fundamental characteristics such as job growth and population growth. We also may opportunistically dispose of retail properties in situations where the properties no longer fit with our strategic objectives.

Student Housing Segment
As of September 30, 2015, we owned 16 student housing assets consisting of 9,600 beds. There were 12 student housing same store assets for the nine months ended September 30, 2015 and 2014. During the third quarter of 2015, we placed in service two developments, adding 1,371 beds, as well as an addition to an existing student housing property, adding another 242 beds to that property. We have increased and expect to continue to increase the size of our student housing portfolio into 2016 through acquisitions and developments. We continue our current construction of four student housing properties with expected delivery dates in 2016 and 2017.
On April 27, 2015, we purchased Bishops Landing, a student housing facility in Norman, Oklahoma for $12,500. This building will be demolished in order to develop and construct a brand new student housing facility, "UH Norman" on the land. This project is estimated to be completed in 2017 with an estimated 917 beds. On July 30, 2015, we executed a ground lease in Clemson, South Carolina for the development of a 428 bed, mixed use student housing property, "UH College Avenue". This project is expected to be completed in 2017. Our rental rates in student housing rose in 2015 compared to 2014 due to favorable market conditions as well as the addition of one property in December 2014, two properties placed in service during third quarter 2015, and an addition to an existing property also placed in service during third quarter 2015.
Student housing industry fundamentals continue to improve. We delivered three projects on time and on budget during third quarter 2015 with an average occupancy of over 95%.  Furthermore, new deliveries are being absorbed quickly and pre-leasing percentages are predicted to be higher going forward than in recent years. Rent per bed and occupancy increased in 2015, largely driven by the positive supply-and-demand environment in most markets. Particularly as the demand for modern housing with luxury amenities supersedes that for existing housing, we continue targeting newer core assets consistent with our investment strategy that we believe will be best positioned to succeed in this positive student housing environment.  Our student housing team continues to seek and evaluate opportunities for segment growth that are in line with our key community characteristics while minimizing transaction costs by completing acquisitions off-market.  We are committed to developing strategic business partnerships and relationships with universities that meet our target criteria in order to capitalize on potential segment growth.
Our joint venture, 15th & Walnut Owner, LLC ("Eugene"), is a partnership between the Company and Gerding Edlen Investors, LLC. ("GE"). The joint venture was formed with the purpose to develop, construct, and manage a student housing community on the campus of the University of Oregon in Eugene, Oregon, named "UH Arena District". UH Arena District consists of 240 beds and is at 97% physical occupancy as of September 30, 2015. The Company is responsible for the management and leasing of this student housing asset. This entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.

	Student Housing
	For the nine months ended September 30,
	2015	2014
Student Housing segment
Physical occupancy (a)	95%	92%
End of month scheduled rent per bed per month (b)	$775	$741
Investment in properties, undepreciated	$872,952	$712,511

Student Housing segment, with 15th & Walnut joint venture
Physical occupancy (a)	95%	91%
End of month scheduled rent per bed per month (b)	$773	$740
(a) Physical occupancy is defined as a percentage of the number of beds, excluding models, for which a bed is being physically occupied. The percentage is based on a weighted daily average for the period.  Prior year physical occupancy excludes properties sold or classified as discontinued operations. Physical occupancy excludes student housing "turn," generally a two week move-in period typically during the month of August.

(b) End of month scheduled rent per student housing bed per month is defined as average net rental income for the period divided by the average occupied units for the same period. Average net rental income is defined as actual rent charged less concessions. Average occupied units are defined as physical occupancy multiplied by total number of beds (excluding models). Prior year rent per bed per month excludes properties classified as sold or discontinued operations.

Comparison of the three and nine months ended September 30, 2015 and 2014
The following table represents operating information for the student housing segment and for the same store student housing segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended September 30, 2015 and 2014 and for the entire nine months ended September 30, 2015 and 2014. Activity in the non-same store row for the three and nine months ended September 30, 2015 and 2014 includes properties acquired or placed into service after September 30, 2014. Activity in the non-same store row for the three and nine months ended September 30, 2015 and 2014 also includes properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the three months ended September 30, 2015, same store modified net operating income increased by $3,253, or 58.2%, compared to the same period in 2014 due to one-time repair expenses of $3,000 incurred at one of our properties during the three months ended September 30, 2014 that were not incurred in 2015. On a total segment basis, our student housing segment saw an increase in modified net operating income of $5,303, or 72.9%, for the three months ended September 30, 2015 compared to the same period in 2014. These increases were driven by an increase in rental rates to $780 rent per bed from $726 rent per bed for the three months ended September 30, 2015 and 2014, respectively, and an increase in occupancy to 94% from 93% for the three months ended September 30, 2015 and 2014, respectively.
For the nine months ended September 30, 2015, modified same store net operating income increased by $4,831, or 19.6%, compared to the same period in 2014. This increase is primarily due to one-time repair expenses of $5,100 incurred at one of our properties during the nine months ended September 30, 2014 that were not incurred in 2015. Occupancy increased to 94% for the nine months ended September 30, 2015 from 91% for the nine months ended September 30, 2014. Rental rates also increased to $750 rent per bed for the nine months ended September 30, 2015 from $733 rent per bed for the nine months ended September 30, 2014 on a same store basis. Total segment modified net operating income increased by $7,278, or 24.4%, for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of one acquisition in fourth quarter 2014, two properties placed in service during third quarter 2015, an addition to an existing property also placed in service during third quarter 2015, and an increase in rental rates to $775 rent per bed for the nine months ended September 30, 2015 from $741 rent per bed for the nine months ended September 30, 2014.

	Three Months Ended				Nine Months Ended
Student Housing	Sept. 30, 2015	Sept. 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	Sept. 30, 2015	Sept. 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store properties	12	12			12	12
Operating revenues
Rental income	$15,261	$15,032	$229	1.5%	$45,771	$44,449	$1,322	3.0%
Tenant recovery income	162	128	34	26.6%	480	378	102	27.0%
Other property income	939	846	93	11.0%	2,790	2,522	268	10.6%
Total income	16,362	16,006	356	2.2%	49,041	47,349	1,692	3.6%
Operating expenses
Property operating expenses	6,685	9,165	2,480	27.1%	16,176	20,458	4,282	20.9%
Real estate taxes	838	1,255	417	33.2%	3,415	2,272	(1,143)	(50.3)%
Total operating expenses	7,523	10,420	2,897	27.8%	19,591	22,730	3,139	13.8%
Modified same store NOI (1)	8,839	5,586	3,253	58.2%	29,450	24,619	4,831	19.6%
Modified non-same store NOI (1)	3,740	1,690	2,050	121.3%	7,607	5,160	2,447	47.4%
Modified student housing NOI (1)	$12,579	$7,276	$5,303	72.9%	$37,057	$29,779	$7,278	24.4%
Adjustments (2)
Adjustments to rental income	35	17	18	105.9%	114	192	(78)	(40.6)%
Total adjustments	35	17	18	105.9%	114	192	(78)	(40.6)%
Net operating income, student housing	$12,614	$7,293	$5,321	73.0%	$37,171	$29,971	$7,200	24.0%
(1) Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments such as straight-line rent.

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
The properties under development and all amounts set forth below are as of September 30, 2015.

Name	Location (City, State)	Beds	Total Costs Incurred to Date (a)	Total Estimated Costs (b)	Remaining Costs to be Funded (c)	Note Payable as of Sept. 30, 2015	Estimated Placed in Service Date (d) (e)
The Venue at the Ballpark	Birmingham, AL	327 Beds	$22,487	$39,354	$—	$6,197	Q1 2016
UH Austin	Austin, TX	504 Beds	13,738	53,542	5,002	1	Q3 2016
UH Norman	Norman, OK	917 Beds	13,163	86,724	17,191	—	Q3 2017
UH College Avenue	Clemson, SC	418 Beds	1,104	38,259	12,235	—	Q3 2017

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including any costs allocated to parcels placed in service, but excluding capitalized interest.

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
Student Housing Outlook
We expect to continue to see increases in operating results compared to 2014 in our student housing portfolio due to increasing rental rates driven by the quality of our property metrics and strong demand. In addition, we anticipate the 2016 delivery of approximately 831 beds from two developments and the 2017 delivery of 1,335 beds from another two developments. Occasionally, we may recycle capital through strategic dispositions in order to maximize the financial performance of our student housing segment.

Non-core Segment
As of September 30, 2015, we owned 16 non-core assets consisting of 5,844,751 square feet. There were 16 non-core same store assets for the nine months ended September 30, 2015 and 2014.
Our non-core segment is comprised of multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties. Our strategy includes the disposition of non-core assets in individual and portfolio transactions over time or to engage in other strategic transactions in an effort to maximize their value.

	Non-core
	As of September 30,
	2015	2014
Economic occupancy (a)	93%	94%
Base rent per square foot (b)	$14.86	$14.76
Investment in properties, undepreciated	$758,749	$889,122
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy excludes properties sold or classified as discontinued operations.

(b)
Rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Prior year rent per square foot excludes properties sold or classified as discontinued operations.

The following table represents lease expirations for the non-core segment as of September 30, 2015:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot
2015	2	80,923	$896	1.5%	1.1%	$11.08
2016	9	2,421,297	36,325	44.7%	45.2%	15.00
2017	3	1,545,679	18,765	28.5%	23.3%	12.14
2018	4	231,315	6,056	4.3%	7.5%	26.18
2019	3	278,646	4,646	5.1%	5.8%	16.68
2020	1	301,029	9,850	5.6%	12.2%	32.72
2021	—	—	—	—%	—%	—
2022	1	41,690	1,145	0.8%	1.4%	27.46
2023	1	24,981	655	0.5%	0.8%	26.23
2024	—	—	—	—%	—%	—
MTM	—	—	—	—%	—%	—
Thereafter	2	489,649	2,113	9.0%	2.6%	4.32
	26	5,415,209	$80,451	100%	100%	$14.86
Leases expiring in 2016 and 2017 represent approximately 45.2% and 23.3%, respectively, of our total annualized rental income of our non-core segment. In 2016 and 2017, the leases on two properties occupied by AT&T, Inc. expire. One property with approximately 1.7 million square feet is in Hoffman Estates, Illinois, which is in the greater metro Chicago market. The second property with approximately 1.5 million square feet is in St. Louis, Missouri. AT&T, Inc. may not renew such leases. If AT&T, Inc. does not renew such leases, based on current market conditions, we may be unable to re-lease some or all of these properties at a comparable rate in a timely manner or at all. To the extent we are able to re-lease any or all of such properties, the tenant improvement and leasing costs associated with any new tenants would likely be significant.

Comparison of the three and nine months ended September 30, 2015 and 2014
The following table represents operating information for the non-core segment and for the same store non-core segment consisting of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire three months ended September 30, 2015 and 2014 and for the entire nine months ended September 30, 2015 and 2014. Activity in the non-same store row for the three and nine months ended September 30, 2015 and 2014 includes properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the three months ended September 30, 2015, same store modified net operating income increased by $1,502, or 8.0%, compared to the same period in 2014. As a result of our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $824 in property operating expenses. In addition, other property income increased $774 as a result of overtime HVAC usage at one property. For the three months ended September 30, 2015, our total segment modified net operating income decreased by $2,000, or 9.1%, compared to the same period in 2014. This decrease was a result of the twelve properties sold after third quarter 2014 that did not qualify as discontinued operations.
For the nine months ended September 30, 2015, modified same store net operating income increased by $2,949, or 5.3%, compared to the same period in 2014. As a result of our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $2,255 in property operating expenses. Rental rates stayed consistent, increasing slightly to $14.86 per square foot at September 30, 2015 compared to $14.76 per square foot at September 30, 2014. In addition, other property income increased $774 as a result of overtime HVAC usage at one property. Total segment modified net operating income decreased $11,050, or 15.8%, when comparing the nine months ended September 30, 2015 and 2014. This decrease was a result of the twelve properties sold after third quarter 2014 that did not qualify as discontinued operations.

	Three Months Ended				Nine Months Ended
Non-core	Sept. 30, 2015	Sept. 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance	Sept. 30, 2015	Sept. 30, 2014	Favorable (Unfav.) Variance	Favorable (Unfav.) Variance
No. of same store properties	16	16			16	16
Operating revenues
Rental income	$20,771	$20,749	$22	0.1%	$62,452	$62,356	$96	0.2%
Tenant recovery income	1,150	1,045	105	10.0%	3,567	3,555	12	0.3%
Other property income	858	44	814	1,850.0%	970	140	830	592.9%
Total income	22,779	21,838	941	4.3%	66,989	66,051	938	1.4%
Operating expenses
Property operating expenses	1,392	1,994	602	30.2%	4,671	6,692	2,021	30.2%
Real estate taxes	1,086	1,045	(41)	(3.9)%	3,540	3,530	(10)	(0.3)%
Total operating expenses	2,478	3,039	561	18.5%	8,211	10,222	2,011	19.7%
Modified same store NOI (1)	20,301	18,799	1,502	8.0%	58,778	55,829	2,949	5.3%
Modified non-same store NOI (1)	(376)	3,126	(3,502)	(112.0)%	239	14,238	(13,999)	(98.3)%
Modified non-core NOI (1)	$19,925	$21,925	$(2,000)	(9.1)%	$59,017	$70,067	$(11,050)	(15.8)%
Adjustments (2)
Adjustment to rental income	(634)	(666)	32	(4.8)%	(2,108)	(993)	(1,115)	112.3%
Total adjustments	(634)	(666)	32	(4.8)%	(2,108)	(993)	(1,115)	112.3%
Net operating income, non-core	$19,291	$21,259	$(1,968)	(9.3)%	$56,909	$69,074	$(12,165)	(17.6)%
(1) Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income, GAAP rent adjustments, such as straight-line rent, and above/below market lease amortization

Non-core Outlook
We expect to see similar or decreased operating performance in our non-core portfolio. We plan to sell these assets in individual and portfolio transactions or engage in other strategic transactions over time in an effort to maximize their value.
Other Non-core Activity
As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the approximately 205 acre Sacramento Railyards ("Railyards") property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved, and funded prior to the foreclosure of a note from Stan Thomas. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state, and local municipalities and its development is scheduled to be completed in phases during the years 2014-2030. We sold a parcel of land to the State of California for $10,000 on October 2, 2014. On September 30, 2015, we completed the Railyards Transaction. Prior to the Railyards Transaction, we recorded an impairment of $92,167 to write the Railyards down to its fair value for the three and nine months ended September 30, 2015. As a result of the difference between the carrying value of the Railyards and the fair value of our equity interest in the joint venture, we recorded a loss of $12,919 on the Railyards Transaction during the three and nine months ended September 30, 2015.

Liquidity and Capital Resources
As of September 30, 2015, we had $253.2 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
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
Long-Term Liquidity and Capital Resources
On a long-term basis, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our retail and student housing segments that produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning of our retail properties and growth of our student housing segment will increase our operating cash flows. Our non-core properties have lease maturities within the next three years that may reduce our cash flows from operations. There is no assurance that we will be able to re-lease these properties at comparable rates, on comparable terms or at all. In addition, strategic transactions that we may pursue may also reduce our cash flows from operations.
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

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2015 to September 30, 2015 totaling $110.6 million. For the nine months ended September 30, 2015, we paid cash distributions of $118.5 million. These cash distributions were paid with $143.8 million from our cash flow from operations, $8.0 million provided by distributions from unconsolidated entities, as well as $8.0 million from the gain on sale of a parcel of land and four non-core properties. The difference between the cash distributions declared and the cash distributions paid is a timing difference due to our payment of distributions one month in arrears and a reduction of our dividend from $0.50 to $0.13 per share on an annualized basis beginning with the distribution paid in March 2015, which is discussed below.
In an effort to become a more efficient organization, we moved to quarterly distributions in the third quarter of this year. Switching from monthly to quarterly distributions will provide cost savings of approximately $1 million annually in printing and mailing costs. The change in the frequency of distributions also impacted the difference between the cash distribution declared and the cash distribution paid for the nine months ended September 30, 2015.
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
The following table presents a historical view of our distribution coverage.

	Nine months ended	Twelve months ended December 31,
	September 30, 2015	2014	2013	2012	2011	2010
Cash flow provided by operations	$143,756	$340,335	$422,813	456,221	397,949	356,660
Distributions from unconsolidated entities	7,964	33,891	20,121	31,710	33,954	31,737
Gain on sales of properties (a)	7,957	360,934	456,563	40,691	6,141	55,412
Distributions paid	(118,501)	(438,875)	(449,253)	(439,188)	(428,650)	(416,935)
Excess	$41,176	$296,285	$450,244	$89,434	$9,394	$26,874

	Three months ended	Three months ended	Three months ended	Nine months ended
	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Cash flow provided by operations	$40,690	$47,618	$55,448	$143,756
Distributions from unconsolidated entities	3,549	2,409	2,006	7,964
Gain on sales of properties (a)	728	6,500	729	7,957
Distributions paid (b) (c)	(81,155)	(28,009)	(9,337)	(118,501)
(Deficiency) excess (d)	$(36,188)	$28,518	$48,846	$41,176
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
(c) Distributions paid for the three months ended September 30, 2015 reflect one month at the $0.13 per share annualized distribution rate. Beginning in the third quarter, we moved to quarterly distributions. The distributions declared of $28,009 for the three months ended September 30, 2015 were paid in October 2015.
(d) Our cash flow from operations in the first quarter were impacted by the Xenia Spin-Off, as well as annual real estate taxes paid in January.

	Nine Months Ended September 30,		Twelve months ended December 31,
	2015	2014	2014	2013	2012	2011	2010
Distributions declared	$110,601	$329,144	$436,875	$450,106	$440,031	$429,599	$417,885
Distributions paid	118,501	331,147	438,875	449,253	439,188	428,650	416,935
Distributions reinvested	—	95,832	95,832	181,630	191,785	199,591	207,296
On February 3, 2015, we completed the Spin-Off through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015. Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR".
Upon completing the Spin-Off, our Board analyzed and reviewed our distribution rate, and on February 24, 2015, announced a new distribution rate of $0.13 per share on an annualized basis beginning with the distribution paid in March 2015. We expect to fund our distributions from cash generated from operations, distributions from unconsolidated entities, and gain on sales of properties. We believe that our current distribution rate is sustainable based upon our current property portfolio.
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
Borrowings
The table below presents, on a consolidated basis, the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing mortgage debt:
Fixed rate	$11,400	$197,692	$782,603	$65,849	$—	$557,712	$1,615,256
Variable rate	—	67,480	6,198	120,412	—	47,000	241,090
Total debt	11,400	265,172	788,801	186,261	—	604,712	1,856,346

Weighted average interest rate on mortgage debt:
Fixed rate	10.04%	5.74%	5.46%	4.37%	—%	5.17%	5.38%
Variable rate	—%	2.25%	2.15%	1.98%	—%	2.41%	2.14%
For consolidated borrowings, the debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $6.8 million, net of accumulated amortization, is outstanding as of September 30, 2015. Of the total outstanding debt for all years at September 30, 2015, approximately $41.6 million is recourse to the Company.
As of September 30, 2015, we had approximately $11.4 million and $265.2 million in mortgage debt maturing in 2015 and 2016, respectively. The $11.4 million mortgage debt maturing in 2015 was paid off during the sale of the property encumbered by the debt subsequent to September 30, 2015. We will continue to negotiate refinancing the 2016 debt maturities as well as the 2017 maturities of $788.8 million. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing on satisfactory terms. Volatility in the capital markets could expose us to the risk of not being able to borrow on terms and conditions acceptable to us for future acquisitions or refinancings. Mortgage loans outstanding as of September 30, 2015 and December 31, 2014 were $1.9 billion and $3.0 billion, respectively, and had weighted average interest rates of 4.96% and 4.63% per annum, respectively. Of these mortgage loans outstanding at December 31, 2014, approximately $1.2 billion related to properties in discontinued operations. As of September 30, 2015, we had no margin securities payable balance. For the nine months ended September 30, 2014, we had a net pay down of $59.7 million against our portfolio of marketable securities. For the nine months ended September 30, 2015 and 2014, we borrowed approximately $172.5 million and $297.5 million, respectively, secured by mortgages on our properties. On January 30, 2015, we paid off our $200 million unsecured term loan, and on February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of September 30, 2015, we believe we were in compliance with all of the covenants and default provisions under the credit agreement. As of September 30, 2015, the interest rate of the revolving line of credit was 1.40%. As of September 30, 2015, we had $0.04 million outstanding under the revolving credit facility.
On November 5, 2015, we entered into a term loan credit agreement for a $300,000 unsecured credit facility with a syndicate of seven lenders led by Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and PNC Capital Markets LLC as joint lead arrangers. The accordion feature allows us to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions.
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. Interest rates are based on our total leverage ratio. Based upon our total leverage ratio at September 30, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%.

Summary of Cash Flows

	Nine months ended September 30,
	2015	2014
Cash provided by operating activities	$143,756	$323,575
Cash (used in) provided by investing activities	(66,095)	560,708
Cash used in financing activities	(557,564)	(854,730)
(Decrease) increase in cash and cash equivalents	$(479,903)	$29,553
Cash and cash equivalents, at beginning of period	733,150	319,237
Cash and cash equivalents, at end of period	$253,247	$348,790
Cash provided by operating activities was $143.8 million and $323.6 million for the nine months ended September 30, 2015 and 2014, respectively, and was generated primarily from operating income from property operations, interest, and dividends. Cash provided by operating activities decreased for the nine months ended September 30, 2015 and 2014 mainly due to the disposition of 115 properties subsequent to September 30, 2014, including the Spin-Off of Xenia.
Cash used in investing activities was $66.1 million for the nine months ended September 30, 2015. Cash provided by investing activities was $560.7 million for the nine months ended September 30, 2014. The cash used in investing activities for the nine months ended September 30, 2015 was primarily due to the development of our seven student housing properties, the acquisition of two retail properties and one student housing property as well as capital expenditures. The cash provided by investing activities for the nine months ended September 30, 2014 was primarily due to the proceeds from the sale of properties associated with the net lease asset sale offset by the acquisition of one lodging property and two retail properties.
Cash used in financing activities was $557.6 million and $854.7 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, we contributed $165.9 million to Xenia as well as contributed $130.1 million held by the lodging properties to Xenia. Additionally, we paid off debt of $293.4 million and $367.3 million, for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2014, we repurchased shares of $403.9 million.
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

Joint Venture	Ownership %	Carrying Value of Investment at September 30, 2015
IAGM Retail Fund I, LLC	55%	$126,694
Downtown Railyard Venture, LLC	(a)	46,174
15th & Walnut Owner, LLC	62%	4,384
Cobalt Industrial REIT II	36%	4,716
Other Unconsolidated Entities	Various	1,798
		$183,766
(a) Our ownership percentage in Downtown Railyard Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	September 30, 2015	December 31, 2014
Balance Sheet Data:
Total assets	$4,193,855	$7,497,316
Debt	$1,849,557	$1,991,608

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating Data:
Total income	$112,739	$110,732	$331,467	$343,320
Total interest and dividend income	$2,671	$2,474	$9,169	$10,424
Net income (loss) attributable to Company	$(95,647)	$52,552	$(27,757)	$192,523
Net income (loss) per common share, basic and diluted	$(0.11)	$0.06	$(0.04)	$0.22
Common Stock Distributions:
Distributions declared to common stockholders	$28,010	$107,709	$110,601	$329,144
Distributions paid to common stockholders	$9,337	$107,635	$118,501	$331,147
Distributions declared per weighted average common share	$0.03	$0.13	$0.13	$0.37
Distributions paid per weighted average common share	$0.01	$0.12	$0.14	$0.37
Supplemental Measures:
Funds from operations (a)	$49,460	$132,874	$190,052	$387,645
Modified net operating income (b)	$78,972	$72,946	$235,430	$234,701
Cash Flow Data:
Net cash flows provided by operating activities	$55,448	$123,201	$143,756	$323,575
Net cash flows (used in) provided by investing activities	$14,995	$142,873	$(66,095)	$560,708
Cash flow used in financing activities	$11,184	$(281,472)	$(557,564)	$(854,730)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	861,824,777	861,627,855	861,824,777	883,537,865
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

FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is calculated as follows:

		For the three months ended		For the nine months ended
		September 30,		September 30,
Funds from Operations:		2015	2014	2015	2014
	Net income (loss) attributable to Company	$(95,647)	$52,552	$(27,757)	$192,523
Add:	Depreciation and amortization related to investment properties	37,333	86,138	122,914	259,566
	Depreciation and amortization related to investment in unconsolidated entities	3,417	6,800	9,641	32,698
	Provision for asset impairment	92,167	670	92,167	75,616
	Loss on contribution of real estate to an unconsolidated joint venture	12,919	—	12,919	—
	Provision for asset impairment included in discontinued operations	—	1,667	—	4,665

Less:	Gain from property sales and transfer of assets	729	13,187	7,957	171,148
	Gain from sales reflected in equity in earnings of unconsolidated entities	—	1,766	11,875	1,766
	Gain from sales of investment in unconsolidated entities	—	—	—	4,509
	NAREIT FFO Applicable to Common Shares	$49,460	$132,874	$190,052	$387,645

The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and Net Income (Loss) or significant non-cash items from the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Straight-line rental income adjustment	$379	$(530)	$901	$(3,115)
Amortization of above/below market leases	(595)	(388)	(1,241)	(359)
Amortization of mark to market debt discounts	1,245	1,396	3,696	4,423
Gain on extinguishment of debt, continuing operations	(13)	(12,125)	(1,395)	(12,517)
Loss on extinguishment of debt, discontinued operations	—	115	—	10,586
Acquisition costs	155	27	577	1,337

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Retail modified net operating income	$46,468	$43,745	$139,356	$134,855
Student housing modified net operating income	12,579	7,276	37,057	29,779
Non-core modified net operating income	19,925	21,925	59,017	70,067
Modified net operating income, total segments	78,972	72,946	235,430	234,701
Retail adjustments to modified net operating income	943	1,546	2,525	4,920
Student housing adjustments to modified net operating income	35	17	114	192
Non-core adjustments to modified net operating income	(634)	(666)	(2,108)	(993)
Adjustments, total segments	344	897	531	4,119
Net operating income, total segments	79,316	73,843	235,961	238,820
Non-allocated expenses	(55,757)	(60,196)	(167,999)	(170,174)
Other income and expenses	(33,102)	17,315	(39,919)	(9,410)
Equity in earnings (loss) of unconsolidated entities	5,358	(2,089)	33,341	627
Provision for asset impairment	(92,167)	(670)	(92,167)	(75,616)
Net income (loss) from continuing operations	(96,352)	28,203	(30,783)	(15,753)
Net income from discontinued operations	713	24,357	3,042	208,292
Less: net income attributable to noncontrolling interests	(8)	(8)	(16)	(16)
Net income (loss) attributable to Company	$(95,647)	$52,552	$(27,757)	$192,523

Subsequent Events
Subsequent to September 30, 2015, the Company purchased two student housing properties consisting of 1,439 beds for a total gross acquisition price of $165,525.
On November 5, 2015, the Company entered into a term loan credit agreement for a $300,000 unsecured credit facility with a syndicate of seven lenders led by Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and PNC Capital Markets LLC as joint lead arrangers. The accordion feature allows the Company to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions.
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratio at September 30, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of September 30, 2015 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.4 million. If market rates of interest on all of the floating rate debt as of September 30, 2015 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.4 million.
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
As of September 30, 2015 and December 31, 2014, the Company had entered into interest rate swap agreements with a notional value of $47,000 and $51,283, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of September 30, 2015 and December 31, 2014 were $2,607 and $1,744, respectively.
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
We incurred no impairments on our investment in marketable securities for the nine months ended September 30, 2015 and 2014. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2015.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of September 30, 2015.

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$136,562	$182,058	$163,852	$200,264

Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On December 8, 2014, the special litigation committee completed its investigation and issued its report and recommendation. The special litigation committee concluded that there is no evidence to support the allegations of wrongdoing in the Derivative Demands. Nonetheless, in the course of its investigation, the special litigation committee uncovered facts indicating that certain then-related parties breached their fiduciary duties to the Company by failing to disclose to the independent directors certain facts and circumstances associated with the payment of fees to our former Business Manager and Property Managers. The special litigation committee determined that it is advisable and in the best interests of the Company to maintain a derivative action against our former Business Manager, Property Managers, and Inland American Holdco Management LLC (the "Inland Entities"). The special litigation committee found that it was not in the best interests of the Company to pursue claims against any other entities or against any individuals.
On January 20, 2015, the board of directors adopted the report and recommendation of the special litigation committee in full and authorized the Company to file a motion to realign the Company as the party plaintiff in Trumbo v. The Inland Group, Inc., and to take such further actions as are necessary to reject and dismiss claims related to allegations that the board of directors has determined lack merit and to pursue claims against the Inland Entities for breach of fiduciary duties in connection with the failure to disclose facts and circumstances associated with the payment of fees to related parties.
On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015 (the "Consolidated Action"). On September 18, 2015, the parties entered into the Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement") to resolve all matters related to the Derivative Demands, including all claims raised in the Consolidated Action and the claims authorized by the Board. The Settlement calls for a payment to the Company of $7.4 million in net proceeds from Midwest Risk Management, LLC, as agent for the Inland Entities. In addition, the Settlement releases the Company’s directors, officers, and former external managers and their affiliates from any liability related to the allegations asserted in the demand letters and the Consolidated Action, and any additional allegations investigated by the special litigation committee. The Settlement also results in the dismissal of the Consolidated Action with prejudice.
On October 23, 2015, the Circuit Court of Cook County, Illinois approved the Settlement as fair, reasonable, adequate and in the best interests of the Company and its stockholders. Under the terms of the Settlement, the Settlement Payment will be remitted to the Company when the time to appeal the court’s approval of the Settlement has expired. The Company has not accounted for this gain contingency in the financial statements as of September 30, 2015.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 12, 2015	By:	/s/ Thomas P. McGuinness

Thomas P. McGuinness
Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2015	By:	/s/ Jack Potts

Jack Potts
Executive Vice President, Chief Financial Officer, Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION
3.2*	Amended and Restated Bylaws of InvenTrust Properties Corp., as amended by Amendment No. 1
10.1*	Form of Director Restricted Stock Unit Agreement.+
10.2*	Form of University House Communities Group, Inc. Share Unit Award Agreement (2015).+
10.3*	InvenTrust Properties Corp. Director Compensation Program.+
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 12, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Quarterly Report on Form 10-Q.

+	Management contract or compensatory plan or agreement.