Form 10-K
period 2015-12-31
InvenTrust Properties Corp.
filed 2016-03-18
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(855) 377-0510
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter) was approximately $3,446,515,096, based on the estimated per share value of $4.00, as established by the registrant on February 4, 2015.
As of March 17, 2016, there were 862,205,672 shares of the registrant’s common stock outstanding.

INVENTRUST PROPERTIES CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions.  Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain.  These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I, Item IA. -- Risk Factors" and "Part II, Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:

•	market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which our properties are located;

•	our ability to complete strategic transactions, including the anticipated spin-off of non-core assets and sale of our student housing platform;

•	our ability to identify, execute and complete disposition opportunities;

•	our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties;

•	our ability to manage the risks and costs of being a self-managed company over the long term;

•	loss of members of our senior management team or key personnel;

•	changes in governmental regulations and United States accounting standards or interpretations thereof;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	forthcoming expirations of certain of our leases and our ability to re-lease such properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our properties in order to retain and attract tenants;

•	events beyond our control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom;

•	actions or failures by our joint venture partners, including development partners;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the economic success and viability of our anchor retail tenants;

•	our debt financing, including risk of default, loss and other restrictions placed on us;

•	our ability to refinance maturing debt or to obtain new financing on attractive terms;

•	future increases in interest rates;

•	the availability of cash flow from operating activities to fund distributions;

•	our investment in equity and debt securities and in companies we do not control, including Xenia Hotels & Resorts, Inc.;

•	our status as a real estate investment trust ("REIT") for federal tax purposes; and

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.

These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

Item 1. Business
General
References in this Annual Report on Form 10-K ("Annual Report") to "we", "our", "us", "InvenTrust" and the "Company" are references to InvenTrust Properties Corp., and our business and operations conducted through our direct or indirect subsidiaries.
InvenTrust was incorporated as Inland American Real Estate Trust, Inc. in October 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. We were formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. As of December 31, 2015, our portfolio was comprised of 129 properties representing 15.3 million square feet of retail space, 11,039 student housing beds and 5.7 million square feet of non-core space.
Throughout 2015 and into 2016, we have continued to implement our strategy of focusing, tailoring, and refining our portfolio of real estate assets to enhance stockholder value and provide liquidity events for our stockholders. We achieved several important milestones in our efforts, including the purchase of four high performing retail assets located in key markets such as Denver, Dallas and Orlando, as well as the following:

•	In February 2015, we completed the spin-off and listing of our lodging platform, Xenia Hotels & Resorts, Inc. ("Xenia");

•	In April 2015, we changed our name to InvenTrust in order to highlight and develop a brand that was independent from our former sponsor and distinguish ourselves in our core retail business;

•	In November 2015, we signed a new $300 million unsecured term loan credit facility with a group of lenders led by Wells Fargo Securities, LLC;

•
In December 2015, we announced our intent to spin off substantially all of our non-core assets through the distribution of the shares of common stock of Highlands REIT, Inc. ("Highlands"), a wholly-owned subsidiary that we formed to hold these assets; and

•
In January 2016, after undergoing a robust evaluation process, we announced an agreement to sell our student housing platform, University House Communities Group, Inc. ("University House"), for approximately $1.4 billion.

These actions, which are described in more detail below, are consistent with our strategy to focus on becoming a pure-play multi-tenant retail platform. Moving forward, we plan to continue to acquire open-air assets in key growth markets with favorable demographics and expected above-average net operating income growth, while disposing of non-strategic properties in markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant concentration.
Spin-Off of Xenia Hotels & Resorts, Inc.
On February 3, 2015, we completed the spin-off of our subsidiary, Xenia (the "Xenia Spin-Off"), which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, the record date. Each holder of record of our common stock received one share of Xenia’s common stock for every eight shares of our common stock held at the close of business on the record date. In lieu of fractional shares, our stockholders received cash. On February 4, 2015, Xenia’s common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR."
Following the Xenia Spin-Off, our board of directors analyzed and reviewed our distribution rate, and on February 24, 2015, we announced that our board reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock.
A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Xenia Spin-Off. In addition, our board of directors determined that it is in the best interests of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable us to tailor and grow our retail and student housing platforms, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core portfolio.
Anticipated Spin-Off of Assets Included in Our Non-Core Segment
On December 23, 2015, we announced our intent to spin off substantially all of the assets included in our non-core segment through the pro-rata distribution of 100% of the outstanding shares of common stock of Highlands REIT, Inc. ("Highlands"), a wholly-owned subsidiary of InvenTrust that was formed to hold a number of our remaining non-core assets. Highlands has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission ("SEC") in connection with the proposed spin-off. Through this spin-off, we expect Highlands to be better-positioned to provide stockholders with a return of their investment by liquidating and distributing net proceeds from the non-core portfolio in a value-maximizing manner.
Upon completion of the proposed separation and distribution from InvenTrust, Highlands will be an independent, self-managed, non-traded REIT with a dedicated management team focused on preserving, protecting and maximizing the total value of its portfolio. Highlands’ portfolio is expected to consist of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands will be led by Richard Vance, who currently serves as our Senior Vice President - Portfolio Management & Corporate Strategy, and in which role he has been responsible for managing our non-core segment with regard to asset management, property operations and leasing. Mr. Vance will serve as Highlands’ President and Chief Executive Officer and a member of Highlands’ board of directors.
We anticipate that the spin-off will be effected by means of a pro-rata distribution by us of 100% of the outstanding shares of Highlands common stock. This will occur on a distribution date to be set by our board of directors in the future by way of a taxable pro-rata special distribution to our stockholders of record on the record date of the distribution. Each of our stockholders will be entitled to receive a to-be-determined number of shares of Highlands common stock for a to-be-determined number of shares of our common stock held by each stockholder at the close of business on the record date of the distribution.
Although the distribution of the outstanding shares of Highlands common stock will be in the form of a taxable distribution to our stockholders, we do not anticipate recognizing taxable gain as a result of the distribution. As a result, so long as stockholders own our common stock for the entire year in which the distribution occurs, we anticipate that the spin-off and distribution of Highlands common stock will not increase the amount of dividend income stockholders would have recognized if the distribution had not occurred.
Following the distribution, our stockholders will own shares in both InvenTrust and Highlands. The number of InvenTrust shares held by stockholders will not change as a result of the distribution of Highlands common stock. Stockholder approval of the distribution is not required, and our stockholders will not be required to make any payment, or to surrender or exchange their shares of our common stock or take any other action to receive their shares of Highlands common stock on the distribution date. Highlands’ shares of common stock will not be listed on any securities exchange or other market as part of the spin-off. Following the completion of the distribution, we will not continue to own any shares of common stock of Highlands.
We currently expect the spin-off to be completed in the second quarter of 2016. The completion of the spin-off will be subject to conditions and approvals, including, among others, the registration statement on Form 10 being declared effective by the SEC and final approval of the spin-off and related transactions by our board of directors.
Entry into Agreement to Sell Student Housing Platform
On January 4, 2016, we announced that we entered into a definitive purchase agreement with UHC Acquisition Sub LLC, a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, under which the joint venture’s subsidiary will acquire our student housing platform, University House. The agreement’s gross all-cash value is $1.4 billion. Under the terms of the agreement, the final net proceeds will be determined at the closing of the transaction following the determination of several events and closing considerations. During the period between signing and closing, University House has agreed, among other things, to conduct its business in the ordinary course, not acquire or dispose of any material properties and to continue to develop its development properties in accordance with existing development plans. The parties made customary representations, warranties and covenants in the agreement.
The transactions contemplated by the agreement, which are expected to close in the second quarter of 2016, are subject to customary closing conditions. The agreement contains provisions pursuant to which the closing may be deferred until up to

July 5, 2016 in order to obtain certain third-party consents. The agreement provides that either the Company or acquiror may terminate the agreement at any time prior to the closing pursuant to customary termination rights. Upon certain events of termination, our sole recourse is an $85 million reverse break-up fee to be funded by the joint venture partners. For a more-detailed summary of the terms of the agreement, see our Current Report on Form 8-K filed on January 4, 2016.
Estimated Share Value and Distribution Rate
As previously announced, we are deferring the publication of a new estimated share value until closer proximity to the spin-off of Highlands and the closing of the student housing sale, which are expected to occur in the second quarter of 2016. We have engaged an independent, third-party valuation firm to assist in the valuation. The valuation firm will provide a detailed explanation of the valuation method, analysis and process used to estimate a new per share value. We expect the value of our shares of common stock to be lower immediately following the spin-off of Highlands, as the value of our stock will no longer reflect the value of the Highlands portfolio. Once the new estimated share value is determined, we will disclose to stockholders how it was calculated and determined.
Our board of directors will analyze and review our distribution rate in connection with the spin-off of Highlands and the student housing sale. We expect distribution payments to decrease because the University House assets produced significant cash flow for us. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing of the student housing sale.
Strategy and Objectives
Upon completion of the transactions described above, our sole remaining platform will be focused on multi-tenant retail properties. As a pure-play retail company, our strategy will be to acquire open-air assets in key growth markets with favorable demographics and expected above-average net operating income growth, while disposing of non-strategic properties in markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant concentration. Our objective has been, and will continue to be, maximizing stockholder value over the long term.
We believe we have built a strong foundation in our retail portfolio. Our strategy includes focusing on key growth markets across the country, primarily in the Sun Belt states, and growing our presence in those markets. These key markets share fundamental characteristics such as job growth, increasing wages and population growth. Within these markets, we will look to invest in properties with high traffic patterns and in desirable locations. We are confident about our investment opportunities in this space, particularly as national and regional retailers continue to place a premium on retail space in leading markets. We will dispose of non-strategic retail properties to take advantage of market conditions or in situations where the properties no longer fit within our strategic objectives.
We believe that through the active management of our retail portfolio, we can positively impact our financial performance as follows:

•	increase rental rates by replacing underperforming tenants with stronger tenants who better meet the needs of the applicable market and improve the overall shopping experience of the property;

•	expand our network of regional offices to continue to focus our regional leasing and operating teams on maximizing local market knowledge and build solid relationships with our tenants;

•	invest capital in our properties to ensure we continue to meet the needs of our tenants and their customers;

•	continue to reduce property expense levels to minimize overhead and operating costs;

•	utilize the combined expertise of our staff in striving to provide the optimal shopping experience for our merchants and their customers;

•	proactively manage tenant mix and lease rollover to minimize exposure to any one tenant or concentration of lease renewals in a particular period; and

•	strive to maximize portfolio net operating income through implementation of select re-development and outparcel re-development opportunities.
Segment Data
For the year ended December 31, 2015, our business segments are retail, student housing and non-core. We evaluate segment performance primarily based on net operating income and modified net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. Modified net operating income reflects the income from operations excluding nonrecurring events and other GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods. Modified net operating income and net operating income is calculated and reconciled to U.S. generally accepted accounting principles ("GAAP") net income in "Part II, Item 8. Note 13 to the Consolidated Financial Statements" and "Part II, Item 6. Selected Financial Data". The non-segmented assets consist of our cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable. Information related to our business segments, including a measure of profits or loss and revenues from our tenants for each of the last three fiscal years and total assets for each of the last two fiscal years, is set forth in "Part II, Item 8. Note 13 to the Consolidated Financial Statements."
Significant Tenants
For the year ended December 31, 2015, we generated approximately 15.8% of our total annualized rental income (excluding student housing) from three non-core properties leased to one tenant, AT&T ("AT&T"). The original terms of these leases expire in 2016, 2017, and 2019, as described in more detail below.
One of these properties, with a lease expiration in August 2016 and approximately 1.7 million square feet, is in Hoffman Estates, Illinois, which is in the greater metro Chicago market. AT&T did not renew this lease during the contractual renewal option period. The second property, with a lease expiration in September 2017 and approximately 1.5 million square feet is in St. Louis, Missouri. The renewal option for this lease expires in September 2016. The third property, with a lease expiration in September 2019 and approximately 460,000 square feet is in Cleveland, Ohio.
There is a strong possibility that AT&T may not renew any or all of its leases. The three non-core properties leased to AT&T are included in the non-core asset portfolio that we intend to spin off in the second quarter of 2016, subject to conditions and approvals. See "- General - Anticipated Spin-Off of Assets Included in Our Non-Core Segment" for more information regarding the spin-off and the risk factors related to the spin-off and the AT&T leases in "Item 1A. Risk Factors."
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
Employees
As of December 31, 2015, we had 362 full-time individuals employed at the Company, of which 180 full time individuals were employed at University House.
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
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.inventrustproperties.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Item 1A. Risk Factors
You should carefully consider each of the following risks described below and all of the other information in this Annual Report on Form 10-K in evaluating us. Our business, financial condition, cash flows, results of operations and/or ability to pay distributions to our stockholders could be materially adversely affected by any of these risks. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Economic and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges experienced by the U.S. or global economies or the real estate industry as a whole or by the local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets. For example, prolonged lower oil prices may negatively impact the economy in Texas, where we have several properties. These conditions may materially affect our tenants, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•
significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of assets, which depend, in part, upon the cash flow generated by our assets;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	our ability to borrow on terms and conditions that we find acceptable may be limited;

•
the amount of capital that is available to finance assets could diminish, which, in turn, could lead to a decline in asset values generally, slow asset transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend; and

•
the value of certain of our assets may decrease below the amounts we paid for them, which would limit our ability to dispose of assets at attractive prices or for potential buyers to obtain debt financing secured by these assets and could reduce our ability to finance our business.

Our management and our board of directors are executing on strategic transactions related to our non-core and student housing assets designed to maximize the value of these assets and provide liquidity for our stockholders. Such strategic transactions may not occur, and even if they do occur, they may not be successful or result in the anticipated benefits.
In December 2015, we announced our intent to spin off substantially all of our remaining non-core assets through the pro rata distribution of 100% of the outstanding shares of common stock of Highlands, a wholly-owned subsidiary that we formed to hold a number of our non-core assets. We expect that Highlands will become a standalone public company that is better positioned to provide stockholders with a return of their investment by liquidating and distributing net proceeds from its assets in a value-maximizing manner. However, there can be no guarantee that Highlands will successfully execute on its strategy. In addition, by separating from InvenTrust, Highlands will be a significantly smaller company than InvenTrust and will likely be unable to obtain financing, technology and services at prices and on terms as favorable as those available to it as one of our subsidiaries. In addition, Highlands will no longer benefit from InvenTrust's financial, administrative and other support systems. The transition costs and additional costs of operating Highlands as a stand-alone company could be substantial and material and adversely affect Highlands' ability to achieve the anticipated benefits of the spin-off in a timely manner or at all.
This spin-off is expected to occur in the second quarter of 2016, but is subject to conditions and approvals, including, among others, the registration statement on Form 10 being declared effective by the SEC. We cannot assure you that any or all of these conditions will be met in a timely manner or at all. In addition, our board of directors has reserved the right, in its sole discretion, to amend, modify or abandon the separation and distribution and the related transactions at any time prior to the distribution date. This means that we may cancel or delay the planned separation and distribution if at any time our board of directors determines that it is not in the best interests of InvenTrust and its stockholders. If our board of directors makes a decision to cancel the separation and distribution, stockholders of InvenTrust will not receive any distribution of Highlands common stock and we will be under no obligation whatsoever to our stockholders to distribute the Highlands common stock.
In addition, in January 2016, we announced that we entered into an agreement to sell our student housing platform for the gross all-cash value of $1.4 billion, with the final net proceeds determined at the closing of the transaction following the determination of several events and closing considerations. The transaction is expected to close in the second quarter of 2016, subject to certain closing conditions. We cannot assure you that any or all of these conditions will be met in a timely manner or at all. If such conditions are not met, the sale of our student housing platform may not occur or may be delayed.
Our ongoing business strategy involves the selling of assets; however, we may be unable to sell an asset at acceptable terms and conditions, if at all.
We intend to continue to hold our assets as long-term investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears such objectives will not be met. As we look to sell these assets, general economic conditions, market conditions, and asset-specific issues may negatively affect the value of our assets and therefore reduce our return on the investment or prevent us from selling the asset on acceptable terms or at all. Some of our leases contain provisions giving the tenant a right to purchase the asset, such as a right of first offer or right of first refusal, which may lessen our ability to freely control the sale of the asset. Debt levels currently exceed the value of certain assets and debt levels on other assets may exceed the value of those assets in the future, making it more difficult for us to rent, refinance or sell the assets. In addition, real estate investments are relatively illiquid and often cannot be sold quickly, limiting our ability to sell our assets when we decide to do so, or in response to such changing economic or asset-specific issues. Further, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our assets.
Our ongoing strategy depends, in part, upon completing future acquisitions, and we may not be successful in identifying and consummating these transactions.
As part of our strategy, we intend to tailor and grow our retail platform. We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions or investments. There may be high barriers to entry in many key markets and scarcity of available acquisition and investment opportunities in desirable locations. We face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, sovereign wealth funds, public and private REITs, private institutional investment funds, domestic and foreign high-net-worth individuals, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of credit facility or other indebtedness we may incur.
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

Our transition to self-management may not prove successful over the long term.
We completed our transition to a self-managed company at the beginning of 2015. As a self-managed company, we continue to face challenges integrating the business management and property management services that were previously provided by our former business manager and our former property managers into our organization and now bear risks to which we have not historically been exposed. An inability to operate effectively as a self-managed company could, therefore, result in our incurring additional costs or experiencing other problems. There may also be unforeseen costs, expenses and difficulties associated with self-providing the services previously provided by our former business manager and our former property managers. Such difficulties could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our business and properties.
We are now responsible for paying the salaries and benefits (including employee benefit plan costs) of all our employees as well as costs associated with legal, accounting, information technology, human resources, general office and other services. We also have become subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related grievances. We have also issued equity awards to directors and employees, which dilute your investment. As a consequence, we cannot be certain that the transition to self-management will improve our financial performance over the long term.
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
We are increasingly dependent on information technology, and potential cyber-attacks, security problems, or other disruption present risks.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include an intruder gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants and private data exposure. Our financial results and reputation may be negatively impacted by such an incident.
A failure of our information technology ("IT") infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to changing needs of our business. Following our transition to self-management, we continue to face the challenge of integrating new systems and hardware into our operations. We may not be able to successfully implement these upgrades in an effective manner. In addition, we may incur significant increases in costs and extensive delays in the implementation and roll-out of any upgrades or new systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementation, the disruptions could have an adverse effect on our business and financial condition.
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
Risks Related to our Real Estate Assets
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Internal Revenue Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
Investments in real estate are also subject to adverse changes in general economic conditions. Among the factors that could impact our assets and the value of an investment in us are:

•
risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•	changes in tax laws and property taxes, or an increase in the assessed valuation of an asset for real estate tax purposes;

•
adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;

•	changing market demographics;

•	an inability to finance real estate assets on favorable terms, if at all;

•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade assets;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	natural disasters, such as earthquakes, floods or other insured or uninsured losses; and

•	changes in interest rates and availability, cost and terms of financing.
Our assets may be subject to impairment charges that may materially affect our financial results.
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various triggers, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial and could materially adversely affect our results of operations.
We depend on tenants for our revenue, and accordingly, lease terminations, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
Our business and financial condition depend on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures and downsizings can affect the tenants of our non-core assets (i.e., our office and industrial properties) and may also contribute to reduced consumer demand for retail products and services, which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in its business that may weaken significantly its financial condition and thus the performance of the applicable shopping center. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.
As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Individual tenants may lease more than one asset or space at more than one asset. As a result, the financial failure of one tenant could increase vacancy at more than one asset or cause more than one lease to become non-performing. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal or the loss of rental income attributable to the terminated or expired leases, any of which could have a material adverse effect on our financial condition, cash flows, results of operations, and our ability to pay distributions.
In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our asset. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its asset, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past-due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
Our portfolio is subject to geographic concentration, which exposes us to risks of oversupply and competition in the relevant markets. Significant increases in the supply of certain property types without corresponding increases in demand in those markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
As of December 31, 2015, approximately, 12%, 6% and 6% of the base rental income of our consolidated portfolio, excluding the student housing properties, was generated by properties located in the Chicago, St. Louis, and Dallas metropolitan areas, respectively. An oversupply of retail properties in any of these markets, without a corresponding increase in demand, could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
Real estate is a competitive business.
We compete with numerous developers, owners and operators of commercial real estate assets in the leasing market, many of which own assets similar to, and in the same market areas as, our assets. In addition, some of these competitors may be willing to accept lower returns on their investments than we are, and many have greater resources than we have and may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Principal factors of competition include rents charged, attractiveness of location, the quality of the asset and breadth and quality of services provided. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, job creation and population trends.
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller universe of potential buyers for many of the types of assets that comprise our portfolio in comparison to assets in more core real estate sectors, which may make it challenging for us to sell our assets.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations.
As of December 31, 2015, leases representing approximately 6.2% and 12.3% of the 15,251,863 rentable square feet of our retail portfolio are scheduled to expire in 2016 and 2017, respectively (not taking into account any renewal options), and an additional 7.0% of the rentable square feet of the assets in portfolios was vacant. We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements or and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
One of our tenants, AT&T, is party to three leases with us and generated a significant portion of our revenue for the year ended December 31, 2015. The original terms of such leases expire in 2016, 2017 and 2019, and there is a strong possibility that AT&T will not renew any or all of the leases. If the spin-off of the Highlands portfolio, which includes the leased properties, does not occur, and AT&T elects not to renew any or all of the leases, our financial condition, cash flows and results of operations would be adversely affected.

For the year ended December 31, 2015, approximately 15.8% of our total annualized rental income (excluding student housing) was generated by three single-tenant assets leased to affiliates of AT&T. The original terms of the leases, with approximately 1.7 million, 1.5 million and 0.3 million rentable square feet, will expire in 2016, 2017 and 2019, respectively. These assets are included in the non-core asset portfolio that we intend to spin off in the second quarter of 2016, subject to conditions and approvals, including, among others, the registration statement on Form 10 of Highlands REIT, Inc. being declared effective by the SEC and final approval of the spin-off and related transactions by our board of directors. We cannot assure you that the spin-off will occur.

AT&T did not renew the Hoffman Estates, Illinois lease, which has an original term that expires in August 2016, during the contractual renewal option period. In addition, the original term of the St. Louis, Missouri AT&T lease expires in September 2017, and the renewal option for this lease expires in September 2016. AT&T may not exercise its renewal option for this lease or its lease in Cleveland, Ohio, with an original term expiring in September 2019. The characteristics of the properties and/or market conditions are likely to make these assets difficult to re-lease and, consequently, difficult to sell. If AT&T does not renew, the potential difficulty of securing new tenants is likely to make the loans difficult to refinance. Additionally, if AT&T does not renew and if we are unable to re-let the Hoffman Estates and St. Louis assets, we expect that we may be unable to make mortgage payments and may default under their loan agreements.

If the spin-off does not occur, and AT&T elects not to renew any one or more of these leases, and if we are unable to re-let the space as leases expire, or if we are required to make significant capital expenditures for such assets, our financial condition, cash flows and results of operations would be adversely affected.

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
Any difficulties in obtaining capital necessary to make tenant improvements, pay leasing commissions and make capital improvements at our assets could materially and adversely affect our financial condition and results of operations.
Ownership of real estate is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate assets. Access to the capital that we need to lease, maintain and renovate existing assets is critical to the success of our business. We may not be able to fund tenant improvements, pay leasing commissions or fund capital improvements at our existing assets solely from cash provided from our operating activities. As a result, our ability to fund tenant improvements, pay leasing commissions or fund capital improvements through retained earnings may be restricted. Consequently, we may have to rely upon the availability of debt, net proceeds from the dispositions of our assets or equity capital to fund tenant improvements, pay leasing commissions or fund capital improvements. The inability to do so could impair our ability to compete effectively and harm our business.
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
As of December 31, 2015, we owned investments in real estate-related equity and debt securities with an aggregate market value of $177.4 million. Real estate-related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3)

subordination to the liabilities of the issuer; (4) the possibility that the earnings of the issuer may be insufficient to meet the issuer’s debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could motivate the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, as well as the risks inherent with real estate-related investments discussed herein.
The prices of some of the securities we have invested in have declined since our initial purchase, and in certain cases we have sold these investments at a loss. As of March 17, 2016, we owned approximately 5% of the outstanding common stock of Xenia, which had a market value of $15.45 per share as of such date. Xenia is a publicly-traded company and, therefore, its stock price is subject to market fluctuations and may decline.
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
Various types of catastrophic losses, like windstorms, earthquakes and floods, and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an asset, as well as the anticipated future revenue from the asset. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which could materially and adversely affect our profitability.
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our assets. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our revenues and profitability.
We could incur significant, material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our revenues and profitability.
Our assets are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of an asset, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste or petroleum products) at, on, under or emanating from the asset and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned an asset at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell assets. Contamination at, on, under or emanating from our assets also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our assets, environmental laws also may impose restrictions on the manner in which the assets may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of an asset and, therefore, an owner’s ability to borrow funds using the asset as collateral or to sell the asset on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
In addition, our assets are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our assets may handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation. Our assets incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our assets may contain asbestos-containing building materials.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our assets could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected asset or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability to third parties if property damage or personal injury occurs.
Liabilities and costs associated with environmental contamination at, on, under or emanating from our assets, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of our assets will not be affected by our operations, the condition of the assets in the vicinity of our assets, or by third parties unrelated to us. The discovery of material environmental liabilities at our assets could subject us to unanticipated significant costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our stockholders.
Compliance or failure to comply with the Americans with Disabilities Act and other safety regulations and requirements could result in substantial costs.
Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.
Our assets are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements would require significant unanticipated expenditures that would affect our cash flow and results of operations. If we incur substantial costs to comply with the ADA or other safety regulations and requirements, it could materially and adversely affect our revenues and profitability.
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
Risks Associated with Debt Financing
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow funds to finance activities related to real estate assets could be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.
Further, economic conditions could negatively impact commercial real estate fundamentals and result in declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan we hold could decrease below the outstanding principal amounts of such loans.
Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.
We have acquired, and will continue to acquire, real estate assets by assuming existing financing or borrowing new monies. We may borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, capital expenditures for existing assets or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
If there is a shortfall between the cash flow from an asset and the cash flow needed to service mortgage debt on an asset, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by an asset may result in lenders initiating foreclosure actions. In such a case, we could lose the asset securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the asset or assets for a purchase price equal to the outstanding balance of the debt secured by the asset or assets. If the outstanding balance of the debt exceeds our tax basis in the asset or assets, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any funds that subsidiaries borrow to operate assets. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one asset may be affected by a default.
If we are unable to borrow at favorable rates, we may not be able to refinance existing loans at maturity.
If we are unable to borrow money at favorable rates, or at all, we may be unable to refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase, thereby reducing our cash flow. Further, during periods of rising interest rates, we may be forced to sell one or more of our assets earlier than anticipated in order to repay existing loans, which may not permit us to maximize the return on the particular assets being sold.
Our existing or future debt agreements will contain covenants that restrict certain aspects of our operations, and our failure to comply with those covenants could materially and adversely affect us.
The mortgages on our existing assets, and any future mortgages likely will, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable asset or to discontinue insurance coverage even if we believe that the insurance premiums are greater than the risk of loss being insured against. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. Any credit facility or secured loans that we may enter into likely will contain customary financial covenants, restrictions, requirements and other limitations with which we must comply. Our continued ability to borrow under any credit facility that we may obtain will be subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios, leverage ratios, and liquidity and net worth requirements, and our ability to meet these covenants will be adversely affected if our financial condition and cash flows are materially adversely affected or if general economic conditions deteriorate.
In addition, our failure to comply with these covenants, as well as our inability to make required payments, could cause a default under the applicable agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the asset or assets securing such debt. In addition, agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on any of our agreements, it could have a material adverse effect on our financial condition, cash flows or results of operations.
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
Covenants applicable to current or future debt, such as those in our credit line and mortgages, could restrict our ability to make distributions to our stockholders and, as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the value of our common stock.
In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We have obtained, and may continue to enter into mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation. In addition, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2015, approximately $210.5 million of our mortgages payable and $110.0 million of our line of credit debt bore interest at variable rates. Increases in interest rates on variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As of December 31, 2015, approximately $1.6 billion of our total indebtedness bore interest at fixed rates. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.
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
Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
Some of our assets are or will be held in special-purpose property-owning subsidiaries. In the future, such special purpose property-owning subsidiaries may default and/or send notices of imminent default on non- recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. Any default by our special purpose property-owning subsidiaries under non-recourse mortgage loans would give the special servicers the right to accelerate the payment on the loans and the right to foreclose on the asset underlying such loans. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.
Risks Related to Our Common Stock
Since InvenTrust shares are not currently traded on a national stock exchange, there is no established public market for our shares and you may not be able to sell your shares.
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our board of directors. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date or provide any other type of liquidity to our stockholders. There is no assurance the board will pursue a listing or other liquidity event. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. If and when a listing occurs there is no guarantee you will be able to sell your common stock at a price equal to your initial investment value or the current estimated share value.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On February 24, 2015, we announced an estimated value of our common stock equal to $4.00 per share. The audit committee of our board of directors engaged Real Globe Advisors, LLC ("Real Globe"), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of February 4, 2015. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent: (i) the price at which our shares would trade at a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

InvenTrust is deferring the publication of a new estimated share value until closer proximity to the spin-off of Highlands and the closing of the student housing sale. We expect the value of our shares of common stock to be lower immediately following the spin-off of Highlands, as the value of our stock will no longer reflect the value of the Highlands portfolio.
There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. Following the completion of the Xenia Spin-Off, our board of directors analyzed and reviewed our distribution rate and announced a new distribution rate of $0.13 per share on an annualized basis, which represents a decrease from the monthly distribution rate that we paid immediately prior to the Xenia Spin-Off. A number of factors were considered in establishing the new distribution rate. Prior to the Xenia Spin-Off, Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Xenia Spin-Off. In addition, our board of directors determined that it is in the best interest of the company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable the Company to tailor and grow its retail and student housing segments, consistent with our strategy and objectives at that time, as well as to address future lease maturities and disposition plans related to several significant properties in our non-core segment.
Our board of directors will analyze and review our distribution rate in connection with the anticipated spin-off of Highlands and the student housing sale. We expect distribution payments to decrease because the University House assets produced significant cash flow for us. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing of the student housing sale.
There are many factors that can affect the availability and timing of cash distributions, such as our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, as well as many other variables. Our portfolio strategy may also affect our ability to pay our cash distributions if we are not able to reinvest the capital we receive from our property dispositions in a reasonable amount of time into assets that generate cash flow yields similar to or greater than those of the properties sold. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some of or all our distributions will be paid from other sources. For the year ended December 31, 2015, distributions were paid from cash flow from operations, distributions from unconsolidated entities and gain on sales of properties.
We may pay distributions from sources other than cash flow from operations or funds from operations, including funding such distributions from external financing sources, which may be available only at commercially unattractive terms, if at all. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares upon any listing of our stock, the sale of our assets or any other liquidity event may be materially adversely affected.
At any time that we are not generating cash flow from operations sufficient to cover the current distribution rate, we may determine to pay lower distributions, or to fund all or a portion of our future distributions from other sources. If we utilize borrowings for the purpose of funding all or a portion of our distributions, we will incur additional interest expense. We have not established any limit on the extent to which we may use alternate sources of cash for distributions, except that, in accordance with the law of the State of Maryland and our organizational documents, generally, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business, (ii) cause our total assets to be less than the sum of our total liabilities, or (iii) jeopardize our ability to maintain our qualification as a REIT for so long as the board of directors determines that it is in our best interests to continue to qualify as a REIT. Distributions that exceed cash flow from operations may not be sustainable at current levels, or at all.
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
Stockholders do not have preemptive rights with respect to any shares issued by us in the future. Our charter authorizes our board of directors, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue. Future issuances of common stock reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders are not entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in the value of their shares. Further, our board could issue stock on terms and conditions that subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for our stockholders.
Increases in market interest rates may reduce demand for our common stock and result in a decline in the value of our common stock.
The value of our common stock may be influenced by the distribution yield on our common stock (i.e., the amount of our quarterly distributions as a percentage of the fair market value of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the value of our common stock to decline.
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
We believe that neither we nor any subsidiaries we own fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we primarily engage in the business of acquiring and owning real property, through our wholly or majority owned subsidiaries, each of which has at least 60% of its assets in real property. The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that neither the company nor any of its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act. Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis (the "40% Test"). The term "investment securities" generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We and our subsidiaries are primarily engaged in the business of investing in real property and, as such, we believe we and our subsidiaries should fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act.
Accordingly, we believe that neither we nor any of our wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we and our wholly owned or majority owned subsidiaries are also able to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in "mortgage and other liens on and interests in real estate," which we refer to as "qualifying real estate investments" and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity’s assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.
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
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our charter and bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any present or former director or officer who is made or threatened to be made a party to the proceeding by reason of his or her service to us in that capacity. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws.
Our charter places limits on the amount of common stock that any person may own.
In order for us to qualify as a REIT under the Code, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year . Unless exempted by our board of directors, prospectively or retroactively, our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.
Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or shares of preferred stock or common stock that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock, including:

•
"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority stockholder voting requirements on these combinations; and

•
"control share" provisions that provide that "control shares" of our company (defined as voting shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by Maryland law, we have elected, by resolution of our board of directors, to opt out of the business combination provisions of the MGCL, provided that such business combination has been approved by our board of directors (including a majority of directors who are not affiliated with the interested stockholder), and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.
Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock.
If our board of directors were to elect to be subject to the provision of Subtitle 8 providing for a classified board or the business combination provisions of the MGCL or if the provisions of our bylaws opting out of the control share acquisition provisions of the MGCL were amended or rescinded, these provisions of the MGCL could have anti-takeover effects.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.
Our investment policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially and adversely affect our ability to achieve our investment objectives.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2015, we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Federal Income Tax Risks
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
Our qualification as a REIT depends on our ability to continue to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.
REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.
To satisfy the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets sooner than anticipated, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our taxable REIT subsidiaries (“TRSs”) are subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
Failure to make required distributions would subject us to federal corporate income tax.
In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders (the “90% Distribution Requirement”). To the extent that we satisfy the 90% Distribution Requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
The prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the Internal Revenue Service (the "IRS") successfully asserts that the 100% prohibited transaction tax applies to some or all of our past or future dispositions.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an asset. As part of our plan to refine our portfolio, we have selectively disposed of certain of our properties in the past and intend to make additional dispositions of our assets in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, not all of our past dispositions have qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the 90% Distribution Requirement, the dividends we paid during our 2014 and prior taxable years must not have been "preferential." For our 2014 and prior taxable years and for any future taxable year in which we do not qualify as a "publicly offered REIT" (i.e., a REIT required to file annual and periodic reports with the SEC), a dividend determined to be preferential will not qualify for the dividends paid deduction. To have avoided paying preferential dividends, we must have treated every stockholder of a class of stock with respect to which we made a distribution the same as every other shareholder of that class, and we must not have treated any class of stock other than according to its dividend rights as a class. For example, if certain shareholders received a distribution that was more or less than the distributions received by other stockholders of the same class, the distribution would be preferential. If any part of a distribution was preferential, none of that distribution would be applied towards satisfying the 90% Distribution Requirement.
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
The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and you may be restricted from acquiring or transferring certain amounts of our common stock.
The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may restrict our business combination opportunities and restrict your ability to acquire or transfer certain amounts of our common stock.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. To help insure that we satisfy that test, our charter restricts the acquisition and ownership of shares of our capital stock. However, these ownership limits might delay or prevent a transaction or a change in our control or other business combination opportunities.
Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors (prospectively or retroactively), our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our board of directors. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% stock ownership limit would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT or that compliance is no longer required in order for us to qualify as a REIT.
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
We have owned, and intend to continue to own, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures. In addition, we have owned, and intend to continue to own, significant equity ownership interests in other REITs. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. Similarly, if one of the REITs in which we own or have owned a significant equity interest were to fail to qualify as a REIT, we would likely fail to satisfy one or more of the REIT gross income and asset tests. If we failed to satisfy a REIT gross income or asset test as a result of an investment in a joint venture or another REIT, we would fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT "savings" provisions, which may require us to pay a significant penalty tax to maintain our REIT qualification.
If our former hotel managers did not qualify as "eligible independent contractors", we would fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. Prior to the disposition of our hotel portfolio, we leased our hotels to certain of our TRSs. A TRS will not be treated as a "related party tenant," and will not be treated as directly operating a lodging facility, which is prohibited, to the extent that hotels that a TRS leases are managed by an "eligible independent contractor."
We believe that the rent paid by our TRS that leased our hotels was qualifying income for purposes of the REIT gross income tests and that our TRS qualified to be treated as "taxable REIT subsidiaries" for federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, we would likely fail to satisfy the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to satisfy either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless we qualified for certain statutory relief provisions.
If our former hotel managers did not qualify as "eligible independent contractors," we may be deemed to have failed to qualify as a REIT. Each of the hotel management companies that entered into a management contract with our TRSs that leased our hotels must have qualified as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by TRSs to be qualifying income for gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, (i) a manager must be actively engaged in the trade or business of operating hotels for third parties at the time the manger enters into a management contract with a TRS lessee and (ii) the manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager. Although we believe that all our former hotel managers qualified as eligible independent contractors, no complete assurance can be provided that the IRS will not successfully challenge that position.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income.

The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to attempt to, or continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
We may be subject to adverse legislative or regulatory tax changes that could reduce the value of our common stock.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2015, we owned interests in retail, student housing, and non-core properties. We owned an interest in 129 properties, excluding our development properties, located in 28 states.
General
The following table sets forth information regarding our ten largest individual tenants in descending order based on annualized rent paid in 2015, excluding our student housing properties. Annualized rent is computed as revenue for the last month of the period multiplied by twelve months. Average rent per square foot is computed as annualized rent divided by the total occupied square footage at the end of the period. Annualized rent includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. Physical occupancy is defined as the percentage of total gross leasable ("GLA") area actually used or occupied by a tenant. Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.

Tenant Name	Type	Total Annualized Rental Income 2015 (in thousands)	Percent of Total Annualized Income	Gross Leasable Area	Percentage of Gross Leasable Area
AT&T (office) (a)	Non-core	$44,327	15.8%	3,404,451	16.2%
The Geo Group, Inc. (a)	Non-core	9,850	3.5%	301,029	1.4%
Ross Dress for Less	Retail	8,503	3.0%	823,765	3.9%
Lockheed Martin (a)	Non-core	7,206	2.6%	314,196	1.5%
Best Buy	Retail	6,941	2.5%	491,785	2.3%
Publix	Retail	5,818	2.1%	620,233	3.0%
Petsmart	Retail	5,474	1.9%	416,678	2.0%
Bed Bath & Beyond	Retail	4,626	1.6%	446,449	2.1%
Michael's	Retail	4,123	1.5%	343,243	1.6%
Dick's Sporting Goods	Retail	3,888	1.4%	345,073	1.6%
Totals		$100,756		7,506,902
(a) The leases associated with these tenants will be part of Highlands REIT, Inc.
As described above, our top tenant, AT&T, is party to three leases representing approximately 15.8% of our total annualized rental income (excluding student housing). The original terms of these leases expire in 2016, 2017, and 2019, as described in more detail below.
One of these properties, with a lease expiration in August 2016 and approximately 1.7 million square feet, is in Hoffman Estates, Illinois ("AT&T-Hoffman Estates"), which is in the greater metro Chicago market. AT&T did not renew this lease during the contractual renewal option period. The second property, with a lease expiration in September 2017 and approximately 1.5 million square feet is in St. Louis, Missouri ("AT&T-St. Louis"). The renewal option for the AT&T-St. Louis lease expires in September 2016. The third property, with a lease expiration in September 2019 and approximately 460,000 square feet is in Cleveland, Ohio.
There is a strong possibility that AT&T may not renew any or all of its leases. The three non-core properties leased to AT&T are included in the non-core asset portfolio that we intend to spin off in the second quarter of 2016, subject to conditions and approvals. See "Item 1. Business - General - Anticipated Spin-Off of Assets Included in Our Non-Core Segment" for more information regarding the spin-off and the risk factors related to the spin-off and the AT&T leases in "Item 1A. Risk Factors."
As of December 31, 2015, two of the properties leased to AT&T were in hyper-amortization under our loan agreements by virtue of the occurrence of the applicable "Anticipated Repayment Date" (as defined in the applicable loan agreement). As a result, rental payments less certain expenses must be used to pay down the principal amount of the loan and are not available cash. It is possible that other properties may be subject to such hyper-amortization payments in the future.
The following sections set forth certain summary information about the character of the properties that we owned at December 31, 2015. Certain of our properties are encumbered by mortgages, totaling $1.8 billion as of December 31, 2015. Additional detail about the properties can be found on Schedule III – Real Estate and Accumulated Depreciation.

Retail Segment
As of December 31, 2015, our retail segment consisted of 97 properties, with an average of approximately 157,200 square feet per property. The properties are located principally in primary or secondary markets. Of our gross leasable area, approximately 45% of our properties are located in the south Atlantic region of the United States and 24% of our properties are located in the southwestern region of the United States, including 19% in Texas.
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
The following table reflects the types of properties within our retail segment as of December 31, 2015.

Property type	Number of Properties	Total GLA (Sq. Ft.)	Economic Occupancy	Total Number of Financially Active Leases	Total Annualized Rent ($) (in thousands)	Average Rent per Square Foot ($)
Community & Neighborhood Center	54	4,858,624	90%	871	$66,200	$15.07
Power Center	43	10,393,239	95%	1,144	134,634	$13.70
	97	15,251,863	93%	2,015	$200,834	$14.12
The following table represents lease expirations for the retail segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($) (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent per Square Foot ($)
2016	250	943,732	$14,752	6.6%	7.3%	$15.63
2017	385	1,873,762	31,206	13.2%	15.4%	16.65
2018	313	1,873,770	28,988	13.2%	14.3%	15.47
2019	290	2,349,603	31,700	16.5%	15.6%	13.49
2020	323	2,022,790	29,373	14.3%	14.6%	14.52
2021	128	1,187,351	16,332	8.3%	8.1%	13.75
2022	50	820,305	9,709	5.8%	4.8%	11.84
2023	54	765,557	11,115	5.4%	5.5%	14.52
2024	53	712,050	8,387	5.0%	4.1%	11.78
2025	55	522,623	7,602	3.7%	3.7%	14.55
MTM	48	132,162	2,379	0.9%	1.2%	18.00
Thereafter	66	1,019,107	11,210	7.2%	5.5%	11.00
	2,015	14,222,812	$202,753	100%	100%	$14.26

We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of December 31, 2015 will in fact be exercised.
The following table represents lease spread metrics for leases that commenced in 2015 compared to expiring leases for the prior tenant in the same unit:

All Tenants	No. of Leases Commenced as of Dec 31, 2015	GLA SF	New Contractual Rent per Square Foot ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (a)	235	1,858,930	$12.74	$12.11	5.20%	5.42	$0.44	$0.08
Comparable New Leases (a)	23	62,724	23.47	21.80	7.66%	8.88	22.12	9.75
Non-Comparable Renewal and New Leases	54	188,857	18.37	n/a	n/a	8.33	15.96	6.57
Total	312	2,110,511	$13.09	$12.43	5.31%	5.79	$2.48	$0.95

Anchor Tenants
Comparable Renewal Leases (a)	37	1,313,708	$9.27	$9.03	2.66%	5.75	$0.40	$0.10
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	5	75,223	$12.39	n/a	n/a	10.19	$4.99	$4.69
Total	42	1,388,931	$9.27	$9.03	2.66%	5.99	$0.64	$0.35

Non-anchor tenants
Comparable Renewal Leases (a)	198	545,222	$21.10	$19.56	7.87%	4.64	$0.56	$0.03
Comparable New Leases (a)	23	62,724	$23.47	$21.80	7.66%	8.88	$22.12	$9.75
Non-Comparable Renewal and New Leases	49	113,634	$22.33	n/a	n/a	7.11	$23.23	$7.82
Total	270	721,580	$21.34	$19.79	7.83%	5.40	$6.00	$2.10
(a) Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.
(b) Non-comparable leases are not included in totals.
During the year ended December 31, 2015, 75 new leases and 237 renewals commenced with gross leasable area totaling 2,110,511 square feet, of which 258 were comparable. For our comparable new leases, base rent increased by 7.66% from prior base rent, from $21.80 to $23.47 per square foot. The weighted average term for comparable new leases was 8.88 years, with tenant improvement allowances and commissions at $22.12 and $9.75 per square foot, respectively. Our comparable renewal leases saw rent growth of 5.20%, increasing from $12.11 to $12.74 per square foot. The weighted average term was 5.42 years, with tenant improvement allowances and lease commissions at $0.44 and $0.08 per square foot, respectively.
The 54 non-comparable leases commenced with rents starting at $18.37 in year 1 and had a weighted average term of 8.33 years. Tenant improvement allowances and lease commissions were $15.96 and $6.57 per square foot, respectively.

Tenant improvement allowances were primarily given for our new leases. Lease commissions were consistent across the new lease activity. As of December 31, 2014, we had GLA totaling 1,325,891 square feet set to expire in 2015, of which 1,135,857 square feet was renewed. This achieved a retention rate of 86%.
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
The following table reflects the types of properties within our student housing segment as of December 31, 2015. These properties are included in the student housing portfolio sale transaction that we expect to complete in the second quarter of 2016. See "Item 1. Business - General - Entry into Agreement to Sell Student Housing Platform" for more information.

Property Type	Number of Properties	Leasable Beds	Total No. of Beds Occupied	Average Rent per Bed	Average Physical Occupancy
Mid-rise	11	6,512	6,146	$764	94%
High-rise	3	2,079	2,033	1,025	98%
Cottage style	2	1,257	1,152	598	92%
Garden style	2	1,191	1,150	603	97%
Total	18	11,039	10,481	779	95%

Non-Core Segment
Our non-core segment comprises multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties. We intend to dispose of substantially all of our non-core assets through the Highlands spin-off, which we expect to occur in the second quarter of 2016. See "Item 1. Business - General - Anticipated Spin-Off of Assets Included in Our Non-Core Segment" for more information.
The following table reflects the types of properties within our non-core segment as of December 31, 2015.

Property type	Number of Properties	Total GLA (Sq. Ft.)	Economic Occupancy (a)	Total Number of Financially Active Leases	Total Annualized Rent ($) (in thousands)	Average Rent per Square Foot ($)
Multi-tenant office	5	1,388,899	77%	16	$22,255	$20.84
Triple net	9	4,341,277	100%	9	58,111	$13.39
	14	5,730,176	94%	25	$80,366	$14.86
(a) Actual use is less than economic square footage.
The following table represents lease expirations for the non-core segment:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases ($) (in thousands)	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot ($)
2016	8	2,231,713	$32,158	41.3%	39.6%	$14.41
2017	3	1,545,679	18,762	28.6%	23.1%	12.14
2018	3	225,160	5,983	4.2%	7.4%	26.57
2019	3	278,646	4,646	5.2%	5.7%	16.67
2020	1	301,029	9,850	5.6%	12.1%	32.72
2021	1	189,764	4,938	3.5%	6.1%	26.02
2022	1	41,690	1,145	0.8%	1.4%	27.46
2023	1	24,981	655	0.5%	0.8%	26.22
2024	—	—	—	—%	—%	—
2025	—	—	—	—%	—%	—
Month to Month	2	80,923	896	1.5%	1.1%	11.07
Thereafter	2	489,649	2,113	9.1%	2.6%	4.32
	25	5,409,234	$81,146	100%	100%	$15.00
Leases expiring in 2016 and 2017 represent approximately 39.6% and 23.1%, respectively, of our total annualized rental income of our non-core segment. In 2016 and 2017, the original terms of leases on two properties occupied by AT&T expire, as described in more detail below. There is a strong possibility that AT&T may not renew these leases. The non-core properties leased to AT&T are included in the non-core asset portfolio that we intend to spin off in the second quarter of 2016, subject to conditions and approvals. See "Item 1. Business - General - Anticipated Spin-Off of Assets Included in Our Non-Core Segment" for more information regarding the spin-off and the risk factors related to the spin-off and the AT&T leases in "Item 1A. Risk Factors."
As of December 31, 2015, AT&T-Hoffman Estates has one tenant, AT&T, whose economic occupancy is 100% of the approximately 1.7 million square feet. Its annualized base rent is $23.8 million, or $14.10 per square foot. The original term of the lease for this asset expires in August 2016. AT&T did not renew this lease during the contractual renewal period. An easement to an area with communications equipment for the benefit of AT&T will continue past the expiration of the lease. If AT&T does not renew, the characteristics of the asset and market conditions are likely to make this asset difficult to re-lease and, consequently, difficult to sell. To the extent we are able to re-lease this asset, the capital improvements, tenant improvements and leasing costs would likely be significant. As of December 31, 2015, the principal amount of indebtedness on AT&T-Hoffman Estates is approximately $124.7 million and the net book value is approximately $93.3 million. This asset is currently in hyper-amortization under the loan agreement and, as a result, rental payments less certain expenses are used to pay down the principal amount of the loan. If AT&T does not renew, the potential difficulty of securing a new tenant is likely to make the loan difficult to refinance. Additionally, if AT&T does not renew and if we are unable to re-let the asset, we expect that we may be unable to make mortgage payments and may default under the loan agreement.
As of December 31, 2015, AT&T-St. Louis has one tenant, AT&T, whose economic occupancy is 100% of the approximately 1.5 million square feet. Its annualized base rent is $16.2 million, or $11.11 per square foot. The lease has four five-year renewal options. If AT&T does not exercise its renewal option during the contractual renewal period, which expires in September 2016, the original term of the lease will expire in September 2017. If AT&T does not renew its lease, the market conditions are likely to make this asset difficult to re-lease and, consequently, difficult to sell. If AT&T does not elect to renew, to the extent we are able to re-lease this asset, the capital improvements, tenant improvements and leasing costs would likely be significant. As of December 31, 2015, the principal amount of indebtedness on this asset is approximately $112.7 million and the net book value is approximately $71.4 million. If AT&T does not renew, the potential difficulty of securing a new tenant is likely to make the loan difficult to refinance. Additionally, if AT&T were to elect not to renew and if we are unable to re-let the asset, we expect that we may be unable to make mortgage payments and may default under the loan agreement. Furthermore, if AT&T fails to renew, then one year prior to the expiration of the lease or upon notice by AT&T that they have elected not to renew, whichever is earlier, all rental payments, less certain expenses, will be "swept" and held by the lender pursuant to the loan agreement. Moreover, on January 1, 2017, the asset will go into hyper-amortization under the loan agreement.
Item 3. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our financial statements.
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
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not take into account transaction costs we would incur to dispose of the assets nor does it represent (i) the amount at which our shares would trade at a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

The estimated value per share was approved by our board on February 18, 2015 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares has likely changed over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. Stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
As previously announced, we are deferring the publication of a new estimated share value until closer proximity to the spin-off of Highlands and the closing of the student housing sale, which are expected to occur in the second quarter of 2016. We have engaged an independent, third-party valuation firm to assist in the valuation. The valuation firm will provide a detailed explanation of the valuation method, analysis and process used to estimate a new per share value. We expect the value of our shares of common stock to be lower immediately following the spin-off of Highlands, as the value of our stock will no longer reflect the value of the Highlands portfolio. Once the new estimated share value is determined, we will disclose to stockholders how it was calculated and determined.
Stockholders
As of March 17, 2016, we had 171,866 stockholders of record.
Distributions
We have been paying cash distributions since October 2005. During the years ended December 31, 2015 and 2014, we declared cash distributions, which are paid in arrears to stockholders, totaling $138.6 million and $436.9 million, respectively. During the years ended December 31, 2015 and 2014, we paid cash distributions of $146.5 million and $438.9 million, respectively. For Federal income tax purposes for the years ended December 31, 2015 and 2014, 92% and 12% of the distributions paid constituted a return of capital in the applicable year, respectively. The remaining portion of the distributions paid constituted ordinary income.
On February 3, 2015, we completed the Xenia Spin-Off, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, the record date. Each holder of record of our common stock received one share of Xenia’s common stock for every eight shares of our common stock held at the close of business on the record date. In lieu of fractional shares, our stockholders received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR." In connection with the Xenia Spin-Off, we entered into certain agreements that, among other things, provided a framework for our transitional relationship with Xenia as two separate companies. For more information, see "Part III, Item 13. Certain Relationships and Transactions, and Director Independence."
Following the Xenia Spin-Off, our board of directors analyzed and reviewed our distribution rate, and on February 24, 2015, we announced that our board reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock.
A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Xenia Spin-Off. In addition, our board of directors determined that it is in the best interests of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable us to tailor and grow our retail and student housing platforms, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core portfolio.
Our board of directors will analyze and review our distribution rate in connection with the spin-off of Highlands and the student housing sale. We expect distribution payments to decrease because the University House assets produced significant cash flow for us. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing of the student housing sale.

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
Stockholders who hold shares directly in record name and who would like to change their distribution payment method should complete a "Change of Distribution Election Form." The form is available on our website under "Investor Relations-Forms page."
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

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$4,213,419	$7,497,316	$9,662,464	$10,759,884	$10,919,190
Debt (a)	$1,878,653	$1,991,608	$3,641,552	$6,006,146	$5,902,712
Operating Data:
Total income	$450,044	$452,474	$456,285	$909,661	$920,385
Total interest and dividend income	$11,774	$12,713	$18,855	$23,377	$22,860
Net income (loss) attributable to Company	$3,464	$486,642	$244,048	($69,338)	($316,253)
Net income (loss) per common share, basic and diluted	$0.01	$0.55	$0.27	($0.08)	($0.37)
Common Stock Distributions:
Distributions declared to common stockholders	$138,614	$436,875	$450,106	$440,031	$429,599
Distributions paid to common stockholders	$146,510	$438,875	$449,253	$439,188	$428,650
Distributions declared per weighted average common share	$0.16	$0.50	$0.50	$0.50	$0.50
Distributions paid per weighted average common share	$0.17	$0.50	$0.50	$0.50	$0.50
Supplemental Measures:
Funds from operations (b)	$247,245	$442,512	$459,607	$476,713	$443,460
Modified net operating income (c)	$318,693	$311,556	$314,537	$311,130	$352,848
Cash Flow Data:
Cash flows provided by operating activities	$194,734	$340,335	$422,813	$456,221	$397,949
Cash flows (used in) provided by investing activities	($164,274)	$1,922,890	$922,624	($118,162)	($286,896)
Cash flows used in financing activities	($560,325)	($1,849,312)	($1,246,979)	($335,443)	($160,597)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	861,830,627	878,064,982	899,842,722	879,685,949	858,637,707
(a)    Debt as of the years ended December 31, 2014 and 2013 excludes debt of discontinued operations and debt associated with assets held for sale, respectively.
(b)     The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trader group, has promulgated a standard known as FFO, or Funds from Operations. As defined by NAREIT, FFO is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest, and extraordinary items. We have adopted the NAREIT definition in our calculation of NAREIT FFO Applicable to Common Shares as management considers FFO a widely accepted and appropriate measure of performance for REITs.
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

We believe that FFO is a better measure of our properties’ operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of NAREIT FFO Applicable to Common Shares. FFO is calculated as follows:

		Year ended December 31,
		2015	2014	2013
Funds from Operations:
	Net income attributable to Company	$3,464	$486,642	$244,048
Add:	Depreciation and amortization related to investment properties	162,412	331,683	383,969
	Depreciation and amortization related to investment in unconsolidated entities	13,143	39,247	34,766
	Provision for asset impairment, continuing operations	108,154	80,774	201,014
	Provision for asset impairment, discontinued operations	—	4,665	51,692
	Impairment of investment in unconsolidated entities, continuing operations	—	8,464	5,528
	Impairment of investment in unconsolidated entities, discontinued operations	—	—	1,004
	Loss on contribution of real estate to an unconsolidated joint venture	12,919	—	—
Less:	Gains from property sales and transfer of assets	40,682	360,934	456,563
	Gains from sales reflected in equity in earnings of unconsolidated entities	11,839	78,705	2,792
	Gains from sales of investment in unconsolidated entities, continuing operations	326	64,816	2,571
	Gains from sales of investment in unconsolidated entities, discontinued operations	—	4,508	488
	NAREIT FFO Applicable to Common Shares	$247,245	$442,512	$459,607
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income or significant non-cash items from the periods presented:

	Year ended December 31,
	2015	2014	2013
Amortization of above/below market leases	$(1,907)	$(273)	$(2,659)
Amortization of mark to market debt discounts	4,955	5,919	5,929
(Gain) loss on extinguishment of debt, continuing operations	4,568	(34,515)	472
Loss on extinguishment of debt, discontinued operations	—	76,495	18,305
Straight-line rental income	24	(3,326)	(8,147)
Acquisition costs	1,374	1,529	2,987
Gain on extinguishment of debt reflected in equity in earnings of unconsolidated entities	—	—	(5,709)
Gain on notes receivable	(4,098)	—	(5,534)
Impairment on securities	—	—	1,052
Stock-based compensation expense	2,515	—	—

(c)    We believe modified net operating income provides comparability across periods when evaluating our financial condition and operating performance. Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization) in order to provide a comparable presentation of operating activity across periods. Net operating income excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments.
The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the consolidated statements of operations and other comprehensive income.

	For the year ended
	December 31,
	2015	2014	2013
Retail modified net operating income	$186,197	$179,657	$189,023
Student housing modified net operating income	54,113	41,491	35,087
Non-core modified net operating income	78,383	90,408	90,427
Modified net operating income, total segments	318,693	311,556	314,537
Retail adjustments to modified net operating income	4,767	5,619	6,430
Student housing adjustments to modified net operating income	129	287	373
Non-core adjustments to modified net operating income	(2,025)	(1,703)	(170)
Adjustments, total segments (1)	2,871	4,203	6,633
Net operating income, total segments	321,564	315,759	321,170
Non-allocated expenses (2)	(228,619)	(220,674)	(253,351)
Other income and expenses (3)	(21,613)	44,569	(67,135)
Equity in earnings of unconsolidated entities (4)	35,493	137,531	8,517
Provision for asset impairment	(108,154)	(80,774)	(195,680)
Net income (loss) from continuing operations	(1,329)	196,411	(186,479)
Net income from discontinued operations	4,808	290,247	430,543
Less: net income attributable to noncontrolling interests	(15)	(16)	(16)
Net income attributable to Company	$3,464	$486,642	$244,048

(1)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store and total results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization).

(2)	Non-allocated expenses consist of general and administrative expenses, business management fee, and depreciation and amortization.

(3)	Other income and expenses consist of interest and dividend income, gain on sale of investment properties, gain (loss) on extinguishment of debt, other income, interest expense, and income tax expense.

(4)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) on investment in unconsolidated entities, net.

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.
Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Highlights in 2015 and Recent Developments". As of December 31, 2015, our portfolio comprises 129 properties, excluding development properties, representing 15.3 million square feet of retail space, 11,039 student housing beds and 5.7 million square feet of non-core space.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the year ended December 31, 2015 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable).
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

•	Modified net operating income, which reflects the income from operations excluding lease termination income and GAAP rent adjustments;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Highlights in 2015 and Recent Developments
Distributions, including the Spin-off of Lodging Subsidiary, Xenia Hotels & Resorts, Inc.
On February 3, 2015, we completed the Xenia Spin-Off, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, the record date. Each holder of record of our common stock received one share of Xenia’s common stock for every eight shares of our common stock held at the close of business on the record date. In lieu of fractional shares, our stockholders received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR." In connection with the Xenia Spin-Off, we entered into certain agreements that, among other things, provided a framework for our transitional relationship with Xenia as two separate companies. For more information, see "Part III, Item 13. Certain Relationships and Transactions, and Director Independence."
Following the Xenia Spin-Off, our board of directors analyzed and reviewed our distribution rate, and on February 24, 2015, we announced that our board reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock.
A number of factors were considered in establishing the new distribution rate. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Xenia Spin-Off. In addition, our board of directors determined that it is in the best interests of the Company to retain additional operating cash flow in order to accumulate an appropriate level of capital reserves to enable us to tailor and grow our retail and student housing platforms, consistent with our strategy and objectives, as well as to address future lease maturities and disposition plans related to several properties in our non-core portfolio.
Anticipated Spin-Off of Assets Included in Our Non-Core Segment
On December 23, 2015, we announced our intent to spin off assets included in our non-core segment through the pro-rata distribution of 100% of the outstanding shares of common stock of Highlands REIT, Inc. ("Highlands"), a wholly-owned subsidiary of InvenTrust that was formed to hold a number of our remaining non-core assets. Highlands has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission ("SEC") in connection with the proposed spin-off. Through this spin-off, we expect Highlands to be better-positioned to provide stockholders with a return of their investment by liquidating and distributing net proceeds from the non-core portfolio in a value-maximizing manner.
Upon completion of the proposed separation and distribution from InvenTrust, Highlands will be an independent, self-managed, non-traded REIT with a dedicated management team focused on preserving, protecting and maximizing the total value of its portfolio. Highlands’ portfolio is expected to consist of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch.
We currently expect the spin-off to be completed in the second quarter of 2016. The completion of the spin-off will be subject to conditions and approvals, including, among others, the registration statement on Form 10 being declared effective by the SEC and final approval of the spin-off and related transactions by our board of directors. See "Item 1. Business - General - Anticipated Spin-Off of Assets Included in Our Non-Core Segment" for more information.
Financing Activities
On November 5, 2015, we entered into a term loan credit agreement for a $300 million unsecured credit facility with a syndicate of seven lenders led by Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and PNC Capital Markets LLC as joint lead arrangers. The accordion feature allows us to increase the size of the unsecured term loan credit facility to $600 million, subject to certain conditions.
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. As of December 31, 2015, we had $110 million outstanding under the term loan credit facility.
On February 3, 2015, we entered into an amended and restated credit agreement for a $300 million unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows us to increase the size of our unsecured line of credit up to $600 million, subject to certain conditions.

The unsecured revolving line of credit matures on February 2, 2019 and contains one 12-month extension option that we may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of December 31, 2015, the full $300 million remained available under the unsecured revolving line of credit.
Name Change to InvenTrust Properties Corp.
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
Joint Venture Activity
We increased our equity in IAGM Retail Fund I, LLC with a contribution of approximately $32.3 million in 2015, which was used to purchase two retail properties: The Highlands of Flower Mound in Flower Mound, Texas and Price Plaza in Katy, Texas. Additionally, as part of wind-down activities, we recognized $11.8 million from the sale of assets within two joint ventures and also received nonrecurring distributions that are in excess of the investments' carrying value by $17.8 million for the year ended December 31, 2015, which was recognized in equity in earnings of unconsolidated entities.
On September 30, 2015, we were admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, we structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46.2 million in DRV (the foregoing transaction is referred to as the "Railyards Transaction"). We account for the joint venture under the equity method of accounting. We recognized a loss of $12.9 million for the year ended December 31, 2015 on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture. Prior to the Railyards Transaction, we recorded an impairment of $92.2 million to write the land down to its fair value for the year ended December 31, 2015.
Acquisitions and Dispositions
We acquired four retail properties and three student housing properties during the year ended December 31, 2015 for a gross acquisition price of $323.7 million. We also placed into service two student housing developments and the second tower of an already existing student housing property during the year ended December 31, 2015.
We sold five non-core properties, a portfolio of eleven retail assets, and one parcel of land for an aggregate gross disposition price of $196.6 million during the year ended December 31, 2015.
Recent Developments
Entry into Agreement to Sell Student Housing Platform
On January 4, 2016, we announced that we entered into a definitive purchase agreement with UHC Acquisition Sub LLC, a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, under which the joint venture’s subsidiary will acquire our student housing platform, University House. The agreement’s gross all-cash value is $1.4 billion. Under the terms of the agreement, the final net proceeds will be determined at the closing of the transaction following the determination of several events and closing considerations. During the period between signing and closing, University House has agreed, among other things, to conduct its business in the ordinary course, not acquire or dispose of any material properties and to continue to develop its development properties in accordance with existing development plans. The parties made customary representations, warranties and covenants in the agreement.
The transactions contemplated by the agreement, which are expected to close in the second quarter of 2016, are subject to customary closing conditions. The agreement contains provisions pursuant to which the closing may be deferred until up to July 5, 2016 in order to obtain certain third-party consents. The agreement provides that either the Company or acquiror may terminate the agreement at any time prior to the closing pursuant to customary termination rights. Upon certain events of termination, our sole recourse is an $85 million reverse break-up fee to be funded by the joint venture partners. For a more-detailed summary of the terms of the agreement, see our Current Report on Form 8-K filed with the SEC on January 4, 2016.

Outlook
We believe that the fundamentals in the retail segment continue to be favorable in our target markets. Our grocery-anchored and necessity-based community and neighborhood centers brings consumers to our well-located properties, while our larger-format power center retailers continue to adapt their business models to embrace e-commerce and appeal to the consumers on-going focus on value. We see on-going retailer demand for these assets, further supporting our key market approach. With limited new development and increasing, but controlled, retailer expansion, we believe retail rental rates in our target markets will continue to rise.
As we execute our portfolio strategy throughout 2016, we expect our occupancy rate will increase, driving modest rental income growth across the platform. We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying sites in our current retail portfolio where we can develop pad sites to increase rentable square footage. As part of these efforts, we have transitioned from a broker centric to a direct leasing staff. Our leasing staff is actively seeking to lease space at favorable rates, while establishing more favorable tenant mix and identifying complimentary uses to maximize tenant performance at our properties complementing our leasing efforts. Our property management team is focused on maintaining strong tenant relationships and controlling expenses.
Following our transition to self-management, we have made a significant commitment to enhancing our operational leadership team with key senior hires in asset management, leasing and property management, as well as making meaningful investments in technology systems and staff. In addition, we continue to enhance our local market service and expertise through the expansion of regional offices to better support our targeted acquisition strategy.
Our portfolio is geographically diverse, with concentrations in key growth markets that benefit from higher rates of job and population growth. While, a significant portion of our retail platform is located in Texas and Oklahoma, we continue to see fundamental strength in these markets despite the recent weakness in the region’s energy business. To date, we have not experienced a negative impact with respect to our retailers in these markets and believe that the long term nature of the retail leases, combined with the national platform of most anchor or big box retailers, mitigates any short- to medium-term impact these markets and retailers may experience.
As we continue to execute on our key markets strategy, we will opportunistically sell non-strategic retail properties and exit markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant concentration. This will serve to hone our strategy and provide capital that can be redeployed into our target asset class.
Our disposition activity, including the pending sale of our student housing platform and non-core and non-strategic retail assets, could cause us to experience dilution in operating performance during the period we dispose of properties. We intend to redeploy a portion of the sales proceeds into select multi-tenant retail assets in 2016, which we believe will enhance the overall value of our platform.
We believe that our debt maturities over the next five years are manageable, and while we anticipate interest rates will rise over the long term, we expect low interest rates to prevail throughout 2016. We will fund our distributions with cash flow from operations as well as from unconsolidated entities and a portion of the proceeds from our property sales.
Following the close of the sale of our student housing platform, we expect distribution payments will decrease, as these assets produced significant cash flow and will no longer be a part of our portfolio. The dilution associated with the sale will continue until the sales proceeds are reinvested. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing of the student housing sale.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the years ended December 31, 2015, 2014 and 2013. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire years ended December 31, 2015 and 2014 and December 31, 2014 and 2013, respectively, are referred to herein as same store properties.
Comparison of the years ended December 31, 2015, 2014 and 2013

	(in thousands)
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net (loss) income from continuing operations	($1,329)	$196,411	($186,479)
Net income from discontinued operations	4,808	290,247	430,543
Net income attributable to Company	3,464	486,642	244,048
Net income per common share, basic and diluted	$0.01	$0.55	$0.27
Our net income attributable to the company decreased $483.2 million for the year ended December 31, 2015 compared to the same period in 2014 primarily due to the following:

•
a decrease in income from discontinued operations of $285.4 million from December 31, 2014 to 2015. We had fewer dispositions qualify as discontinued operations for the year ended December 31, 2015 compared to 2014;

•
an increase in impairment expense of $27.4 million from December 31, 2014 to 2015. For the year ended December 31, 2015, we recognized impairment expense on two retail assets totaling $16.0 million and an impairment of $92.2 million related to a non-core land development in the Railyards Transaction. For the year ended December 31, 2014, we impaired five properties for a total impairment expense of $80.8 million;

•	a loss of $12.9 million was recognized on the Railyards Transaction during the year ended December 31, 2015.

•
a gain on unconsolidated entities of $64.8 million related to the termination of one of our retail unconsolidated entities, and our share of gains from property sales of $78.7 million in one unconsolidated entity for the year ended December 31, 2014. For the year ended December 31, 2015 we recognized no such activity on our unconsolidated entities; and

•	decreases in gain on sale of investment properties of $32.6 million and gain on extinguishment of debt of $39.1 million when comparing the years ended December 31, 2015 to 2014.
Our net income attributable to the company increased $242.6 million for the year ended December 31, 2014 compared to the same period in 2013 primarily due to the following:

•	a decrease in impairment expense of $114.9 million from December 31, 2013 to 2014, largely as a result of an impairment taken on one non-core property in 2013 of $147.5 million;

•
a gain on unconsolidated entities of $67.8 million related to the termination of one of our retail unconsolidated entities, and our share of gains from property sales of $78.7 million in one unconsolidated entity. For the year ended December 31, 2013 we recognized no such activity on our unconsolidated entities; and

•	increases in gain on sale of investment properties of $59.2 million and gain on extinguishment of debt of $35.0 million when comparing the years ended December 31, 2014 to 2013.

•
offset by a decrease in income from discontinued operations of $140.3 million, from December 31, 2013 to 2014. We had fewer dispositions qualify as discontinued operations for the year ended December 31, 2014 compared to 2013;

A detailed discussion of our financial performance is outlined on the following pages.

Operating Income and Expenses:

	(in thousands)
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	2015 Increase (decrease) from 2014	2014 Increase (decrease) from 2013
Income:
Rental income	$370,662	$377,067	$377,876	($6,405)	($809)
Tenant recovery income	69,668	66,046	71,207	3,622	(5,161)
Other property income	9,714	9,361	7,202	353	2,159
Operating expenses:
Property operating expenses	77,610	91,111	84,735	(13,501)	6,376
Real estate taxes	50,870	45,604	50,380	5,266	(4,776)
Depreciation and amortization	150,401	153,737	167,071	(3,336)	(13,334)
Provision for asset impairment	108,154	80,774	195,680	27,380	(114,906)
General and administrative expenses	78,218	64,332	48,318	13,886	16,014
Business management fee	—	2,605	37,962	(2,605)	(35,357)
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
Property income decreased $2.4 million for the year ended December 31, 2015 compared to the same period in 2014 largely as a result of:

•	the disposition of 21 non-core and 13 retail properties in 2014, and five non-core and eleven retail properties in 2015, which reflects a decrease of $34.3 million in property income;

•
offset by the acquisition of three retail properties and one student housing property in 2014, and in 2015, the acquisition of four retail properties, two student housing properties, and the completion of two student housing developments and the completion of a second tower on a third student housing property placed in service in the third quarter. These acquisitions and assets placed in service reflect an increase of $26.7 million in property income.

Property operating expenses decreased $13.5 million for the year ended December 31, 2015 compared to the same period in 2014 largely as a result of:

•	the disposition of 21 non-core and 13 retail properties in 2014, and five non-core and eleven retail properties in 2015, which reflects a decrease of $6.1 million in property operating expenses;

•	a one-time repair expense of $5.8 million incurred at one of our student housing properties during the year ended December 31, 2014 that was not incurred in 2015;

•
our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $6.2 million in retail property operating expenses and a $3.0 million in non-core property operating expenses;

•
offset by the purchase of three retail properties and one student housing property in 2014, and in 2015, the purchase of four retail properties, two student housing properties, and the completion of two student housing developments and the completion of a second tower on a third student housing property placed in service in the third quarter. These acquisitions and assets placed in service reflect an increase of $6.8 million in property operating expenses.
Total property income decreased $3.8 million for the year ended December 31, 2014 compared to the same period in 2013 largely as a result of:

•	the disposition of 21 non-core and 13 retail properties in 2014 that did not qualify as discontinued operations, reflecting a decrease of $17.6 million in property income;

•	the contribution of fourteen assets to a joint venture in 2013, reflecting a decrease of $12.5 million in property income;

•
offset by the acquisition of three retail properties and one student housing property in 2014, and in 2013, the acquisition of four retail properties and three student housing properties, one student housing property placed in service, and the consolidation of assets from a previously unconsolidated joint venture on December 31, 2013. These acquisitions and assets placed in service reflect an increase of $25.9 million in property income.

Property operating expenses increased $6.4 million for the year ended December 31, 2014 compared to the same period in 2013 largely as a result of:

•
the acquisition of three retail properties and one student housing property in 2014, and, in 2013, four retail properties and three student housing properties, one student housing property placed in service, and the consolidation of assets from a previously unconsolidated joint venture on December 31, 2013. These acquisitions and assets placed in service reflect an increase of $6.0 million in property operating expenses;

•	a one-time repair expense of $5.8 million incurred at one of our student housing properties during the year ended December 31, 2014 that was not incurred in 2013;

•	offset by the disposition of 21 non-core and 13 retail properties in 2014 that did not qualify as discontinued operations, reflecting a decrease of $2.3 million in property operating expenses; and

•	the contribution of fourteen assets to a joint venture in 2013, reflecting a decrease of $1.8 million in property operating expenses.
Provision for Asset Impairment

•
During the year ended December 31, 2015, we recorded a provision for asset impairment on three assets. During third quarter 2015, we completed the Railyards Transaction. See "- Highlights in 2015 and Recent Developments" for more information regarding the Railyards Transaction. As a result of our analysis performed at the time of the Railyards Transaction, we determined the property was impaired and therefore, it was written down to fair value. This resulted in an asset impairment charge of $92.2 million. Also during the year ended December 31, 2015, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two retail properties for the year ended December 31, 2015 that we determined were impaired and subsequently written down to fair value. As a result, we recorded a provision for asset impairment of $15.9 million with respect to these retail assets during the fourth quarter 2015. Overall, we recorded a provision for asset impairment of $108.2 million for continuing operations to reduce the book value of certain investment properties to their fair values for the year ended December 31, 2015. There was no provision for asset impairment for discontinued operations for the year ended December 31, 2015.

•
For the year ended December 31, 2014, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified four non-core properties for the year ended December 31, 2014 that we determined were impaired and subsequently written down to fair value. All six properties were sold by December 31, 2014. Additionally, one property, AT&T-St. Louis, which was previously classified as held for sale as of December 31, 2013, was re-classified as held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014, resulting in an impairment charge to this asset of $71.6 million. This asset was not evaluated for impairment at the date it was classified as held for sale as the asset was included in a larger portfolio. Overall, we recorded a provision for asset impairment of $80.8 million for continuing operations and $4.7 million for discontinued operations, to reduce the book value of certain investment properties to their fair values for the year ended December 31, 2014.

•
For the year ended December 31, 2013, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As part of our analysis, we identified one large single tenant office property, AT&T-Hoffman Estates, in which we were exploring a potential disposition. After we began exploring a potential sale of the property, we became aware of circumstances in which the tenant was considering vacating the space. Although the original term of the lease does not expire until August 2016, we analyzed various leasing and sale scenarios for the single tenant property. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. As a result, we recorded a provision for asset impairment of $147.5 million, with respect to this asset, during the second quarter 2013. Overall, we recorded a provision for asset impairment of $201.0 million for continuing operations and $51.7 million for discontinued operations, to reduce the book value of certain investment properties to their fair values for the year ended December 31, 2013. Offsetting the impairment charges, due to a change in the amount of an impaired note's expected future cash flows, we reduced the note's impairment allowance, resulting in a gain of $5.3 million.
General Administrative Expenses and Business Management Fee

•
From the year ended December 31, 2014 to 2015, the general and administrative expenses increased $13.9 million from $64.3 million to $78.2 million, respectively. After the completion of the self-management transaction in 2014, we incurred costs associated with the internalization of functions previously performed by the Business Manager or its related parties and additional one-time set up costs. Internalized functions include IT, human resources and property management and have resulted in an increase in employee salaries and other implementation costs, which are reflected in the general and administrative expenses. As part of a company reorganization, we eliminated certain roles, including an executive separation, and incurred severance costs of approximately $4.3 million for the year ended December 31, 2015. We also incurred amortization costs of $2.5 million associated with our long term incentive program during the year ended December 31, 2015.

•
From the year ended December 31, 2013 to 2014, the increase in general and administrative expenses increased $16.0 million from $48.3 million to $64.3 million, respectively, was the result of an increase in expenses primarily related to professional fees associated with our transition to self-management and additional legal costs, some of which were associated with the SEC investigation and related derivative investigation.

•
We incurred a business management fee of $0.0 million, $2.6 million and $38.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). Refer to Part II. Item 8. "Note 6. Transactions with Related Parties." The Company no longer pays a business manager fee as of January 31, 2014.

Non-Operating Income and Expenses:

	(in thousands)
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	2015 Increase (decrease) from 2014	2014 Increase (decrease) from 2013
Interest and dividend income	$11,774	$12,713	$18,855	($939)	($6,142)
Gain on sale of investment properties	40,682	73,232	14,001	(32,550)	59,231
Gain (loss) on extinguishment of debt	(4,568)	34,515	(472)	(39,083)	34,987
Other income	19,447	2,669	3,627	16,778	(958)
Interest expense	(94,572)	(120,668)	(133,454)	(26,096)	(12,786)
Loss on contribution to joint venture	(12,919)	—	—	(12,919)	—
Equity in earnings of unconsolidated entities	35,167	81,179	11,474	(46,012)	69,705
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	326	56,352	(2,957)	(56,026)	59,309
Realized gain on sale of marketable securities, net	20,459	43,025	31,539	(22,566)	11,486
Net income from discontinued operations	4,808	290,247	430,543	(285,439)	(140,296)

Gain on sale of investment properties
In line with our early adoption of the new accounting standard governing discontinued operations, ASU No. 2014-08, effective January 1, 2014, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. For the years ended December 31, 2015 and 2014, the operations reflected in discontinued operations include the net lease assets that were classified as held for sale at December 31, 2013, the select service lodging properties classified as held for sale at September 17, 2014, and the properties included in the Xenia Spin-Off. All other asset disposals are now included as a component of income from continuing operations, except for those assets classified as discontinued operations prior to our adoption of the new accounting standard governing discontinued operations. Properties sold prior to the January 1, 2014 adoption of ASU No. 2014-08 remain classified as discontinued operations.

•
During the year ended December 31, 2015, the gain on sale of investment properties decreased $32.6 million, from $73.2 million at December 31, 2014 to $40.7 million at December 31, 2015. This decrease was a result of a decrease in property sales that did not qualify as discontinued operations. In 2014 and 2015, the Company sold 37 and 16 properties, respectively, that did not qualify as discontinued operations.

•
During the year ended December 31, 2014, the gain on sale of investment properties increased $59.2 million, from $14.0 million at December 31, 2013 to $73.2 million at December 31, 2014. The gain on sale of properties of $14.0 million for the year ended December 31, 2013 is primarily attributed to the contribution of 14 properties to the IAGM joint venture. We have an equity interest in the IAGM joint venture and therefore a continued ownership interest in the properties. As such, we treated this disposition as a partial sale, recognizing a gain on sale in continuing operations on the consolidated statements of operations and comprehensive income. The gain on sale of properties of $73.2 million for the year ended December 31, 2014 reflects property sales that did not qualify as discontinued operations.

Gain (loss) on extinguishment of debt

•
Loss on extinguishment of debt of $4.6 million incurred during the year ended December 31, 2015 primarily relates to a loss of $5.8 million on debt extinguished on the sale of eleven grocery anchored retail centers in the Dallas-Fort Worth area on November 25, 2015. These losses were offset by a gain of $2.7 million on debt extinguishment related to one non-core property sold during the year ended December 31, 2015.

•	Gain on extinguishment of debt of $34.5 million at December 31, 2014 was primarily due to the gain on extinguishment of debt of $34.2 million for three properties we surrendered to the lender in 2014.

•
The loss on extinguishment of debt at December 31, 2013 relates to activity on properties still held by the Company or sold subsequent to our adoption of ASU No. 2014-08. Properties classified as discontinued operations in 2013 are included as discontinued operations on the consolidated statement of operations as they were classified as discontinued operations prior to our adoption of ASU No. 2014-08.

Other income

•
Other income of $19.4 million for the year ended December 31, 2015 was primarily due to $7.3 million received in net proceeds from the derivative lawsuit, $6.2 million in income recognized after proceeds received on two note receivables were higher than the previously impaired carrying balances, and property management fee income received from the IAGM joint venture that was previously paid to Inland American Holdco Management LLC.

•	Other income of $2.7 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively, relates to miscellaneous income and expenses.
Interest expense

•
Interest expense from continuing operations decreased for the year ended December 31, 2015 compared to 2014 with balances of $94.6 and $120.7 million, respectively. Additional interest expense of $4.5 and $91.0 million was reflected in discontinued operations for the years ended December 31, 2015 and 2014, respectively. In total, interest expense decreased for the year ended December 31, 2015 compared to 2014 with balances of $99.1 and $211.6 million, respectively. This was primarily due to the decrease in the principal amount of our total debt as of December 31, 2015 compared to 2014 with balances of $1.9 and $3.2 billion, respectively.

•
Interest expense from continuing operations decreased for the year ended December 31, 2014 compared to 2013 with balances of $120.7 and $133.5 million, respectively. Additional interest expense of $91.0 and $151.7 million was reflected in discontinued operations for the years ended December 31, 2014 and 2013, respectively. In total, interest expense decreased for the year ended December 31, 2014 compared to 2013 with balances of $211.6 and $285.2 million, respectively. This was primarily due to the decrease in the principal amount of our total debt (including mortgages, line of credit, and mortgages of assets classified as discontinued operations) as of December 31, 2014 compared to 2013 with balances of $3.2 to $4.9 billion, respectively.

•	Our weighted average interest rate on total outstanding debt was 4.94%, 4.63%, and 5.09% per annum for the years ended December 31, 2015, 2014 and 2013, respectively.
Loss on contribution to joint venture

•
On September 30, 2015, we completed the Railyards Transaction. See "- Highlights in 2015 and Recent Developments" for more information regarding the Railyards Transaction. We recognized a loss of $12.9 million for the year ended December 31, 2015 on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture.

Equity in earnings of unconsolidated entities
Our equity in earnings of unconsolidated entities includes our share of the unconsolidated entity's operating income or loss. Also included in this amount are any one-time adjustments associated with the transactions of the unconsolidated entity.

•
For the year ended December 31, 2015, the equity in earnings of unconsolidated entities of $35.2 million was primarily a result of recognizing $11.9 million from the sale of assets within two joint ventures and receiving nonrecurring distributions that are in excess of the investments' carrying value by $17.8 million.

•
For the year ended December 31, 2014, the equity in earnings of unconsolidated entities of $81.2 million was primarily a result of preferred distributions from one unconsolidated entity of $3.1 million and our share of a gain on the property sales of $78.7 million in one unconsolidated entity.

•
For the year ended December 31, 2013, the equity in earnings of unconsolidated entities of $11.5 million was primarily a result of our share of a gain on the property sales of $3.0 million in one unconsolidated entity and our share of a gain on the extinguishment of debt of $5.7 million in one unconsolidated entity.

Gain, (loss) and (impairment) of investment in unconsolidated entities, net

•
For the year ended December 31, 2015, we recognized a gain of $0.3 million on the dissolution of one joint venture subsequent to the receipt of the final cash distribution from the joint venture's wind down activities.

•
For the year ended December 31, 2014, we recognized a gain of $64.8 million on the termination of one of our retail unconsolidated entities and an impairment of $8.5 million on one of our industrial unconsolidated entities.

•
For the year ended December 31, 2013, we recorded an impairment of $5.5 million on one of our unconsolidated entities and recorded a gain on the termination of two of our unconsolidated entities of $2.6 million. Of the gain recorded in 2013, $4.4 million related to one previously unconsolidated entity which was purchased from the Company's joint venture partner in 2013.

Realized gain and (impairment) on marketable securities, net

•	For the year ended December 31, 2015, we recognized a $20.5 million net realized gain as a result of sales.

•	For the year ended December 31, 2014, we recognized a $43.0 million net realized gain as a result of sales.

•	For the year ended December 31, 2013, there was a $1.1 million impairment charge on one equity security which was offset by a $32.6 million net realized gain as a result of sales.
Discontinued Operations
In line with our early adoption of the new accounting standard governing discontinued operations, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations.
Discontinued operations for the year ended December 31, 2015 include the assets included in the Xenia Spin-Off. Discontinued operations for the year ended December 31, 2014 include the net lease assets previously classified as held for sale on the consolidated balance sheet as of December 31, 2013 and the entire lodging segment, including hotels sold during the year ended December 31, 2014 and the assets included in the Xenia Spin-Off. Discontinued operations for the year ended December 31, 2013 include the assets noted in the paragraph above as well as properties sold prior to our adoption of ASU No. 2014-08.

•
For the year ended December 31, 2015, we recorded net income of $4.8 million from discontinued operations, as a result of the Xenia spin-off. Of this net income from discontinued operations, approximately $1.3 million related to normal operating activities for the year ended December 31, 2015.

•
For the year ended December 31, 2014, we recorded net income of $290.2 million from discontinued operations, which primarily included a gain on sale of properties of $287.7 million, a loss on extinguishment of debt of $76.5 million, and provision for asset impairment of $4.7 million. Discontinued operations generated operating income of $177.5 million for the year ended December 31, 2013.

•
For the year ended December 31, 2013, we recorded net income of $430.5 million from discontinued operations, which primarily included a gain on sale of properties of $442.6 million, a loss on extinguishment of debt of $18.3 million, and a provision for asset impairment of $51.7 million. Discontinued operations generated operating income of $163.0 million for the year ended December 31, 2013.

Segment Reporting
We have been implementing our strategy of focusing our remaining retail portfolio, primarily through the Xenia Spin-Off, the anticipated spin off of Highlands, and the anticipated sale of our student housing platform. As a retail company, our strategy will be to tailor and grow our retail platform. Our objective has been, and will continue to be, maximizing stockholder value over the long term.
We evaluate segment performance primarily based on net operating income and modified net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. Modified net operating income reflects the income from operations excluding lease termination income and U.S. generally accepted accounting principles ("GAAP") rent adjustments in order to provide a comparable presentation of operating activity across periods. Modified net operating income and net operating income is calculated and reconciled to GAAP net income in "Part II, Item 8. Note 13 to the Consolidated Financial Statements" and "Part II, Item 6. Selected Financial Data".
An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2015, 2014 and 2013. The rental rates reflected in retail and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. The rental rates reflected for student housing are inclusive of rent concessions. Economic occupancy, shown for our retail and non-core segments, is defined as the percentage of total gross leasable area ("GLA") for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy, shown for our student housing segment, is defined as the percentage of occupied beds compared to the total number of leasable beds.

	Number of Properties	Gross Leasable Area / No. of Beds		Average Occupancy (a)
Retail:
Community and neighborhood centers	54	4,858,624	Square feet	90%
Power centers	43	10,393,239	Square feet	95%
Total retail (b)	97	15,251,863	Square feet	93%
Student Housing:
Mid-rise	11	6,512	Beds	94%
High-rise	3	2,079	Beds	98%
Cottage style	2	1,257	Beds	92%
Garden style	2	1,191	Beds	97%
Total student housing	18	11,039	Beds	95%
Non-core:
Multi-tenant office	5	1,388,899	Square feet	77%
Triple net	9	4,341,277	Square feet	100%
Total non-core (b)	14	5,730,176	Square feet	94%
Total number of wholly owned properties (c)	129
IAGM Retail Fund I, LLC ("IAGM") Retail joint venture, 55% ownership (d)	15	3,254,435	Square feet	93%
15th & Walnut Owner, LLC ("Eugene") Student housing joint venture, 62% ownership (d)	1	240	Beds	96%
Total number of joint venture and wholly owned properties	145
(a) Retail, non-core, and IAGM occupancy are shown as economic occupancy and does not necessarily reflect actual use by our tenants. Student housing and Eugene occupancy are shown as physical occupancy.
(b) At December 31, 2014, the Company owned 108 retail properties. During 2015, the Company sold eleven retail properties and purchased four retail properties. Additionally, the Company combined four properties previously counted as separate properties with the adjacent shopping centers, resulting in a reduction to our retail property count. The Company believes this provides a more accurate reflection of retail properties owned. As a result, the Company owned 97 retail properties at December 31, 2015. The Company also combined one outparcel previously counted as a non-core property with the related shopping center, resulting in a reduction to our non-core property count. The operations of this outparcel have been moved to retail segment reporting.
(c) Wholly owned properties are defined as those properties consolidated by the Company and not accounted for as an unconsolidated entity.
(d) These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. At December 31, 2015, the Company combined four properties previously counted as separate properties with the adjacent shopping centers, resulting in a reduction to the IAGM property count.
Same Store
In order to evaluate our overall portfolio, management analyzes the operating performance of properties on a same store basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared. A total of 115 of our investment properties met our same store criteria for the years ended December 31, 2015 and 2014. A total of 108 of our investment properties met our same store criteria for the years ended December 31, 2014 and 2013. Properties are classified as same store once they have been owned and operated for the entirety of both periods presented and are fully operational. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
Same Store Segment Modified Net Operating Income
The following tables compare our same store modified net operating income for the years ended December 31, 2015 and 2014 and December 31, 2014 and 2013.

	(in thousands)			Average Occupancy Dec. 31 2015 (a)	Average Occupancy Dec. 31, 2014 (a)
	For the year ended December 31,		2015 Increase from 2014
	2015	2014
Retail	$167,130	$158,987	$8,143	93%	93%
Student housing	39,428	34,585	4,843	94%	92%
Non-core	78,223	73,273	4,950	94%	94%
Total	$284,781	$266,845	$17,936

	(in thousands)			Average Occupancy Dec. 31, 2014 (a)	Average Occupancy Dec. 31 2013 (a)
	For the year ended December 31,		2014 Increase from 2013
	2014	2013
Retail	$156,005	$153,134	$2,871	93%	93%
Student housing	21,506	26,870	(5,364)	92%	94%
Non-core	71,619	71,986	(367)	94%	95%
Total	$249,130	$251,990	$(2,860)

(a)
Economic occupancy, shown for the retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or physical occupation by that tenant of the area being leased. Physical occupancy is shown for the student housing segment.

Retail Segment
Our retail segment consists of multi-tenant retail properties, primarily community and neighborhood centers and power centers, as described in "Part I, Item 2. Properties". As of December 31, 2015, we owned 97 retail properties consisting of 15,251,863 square feet. There were 89 retail same store properties for the years ended December 31, 2015 and 2014 and 86 retail same store properties for the years ended December 31, 2014 and 2013.
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
IAGM Retail Fund I, LLC ("IAGM") is a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of December 31, 2015, IAGM consists of 15 retail assets representing 3.3 million gross leasable square feet and has economic occupancy of 93%. The Company is responsible for the management and leasing of the retail properties included in the IAGM joint venture. The Company accounts for its investment in the IAGM joint venture using the equity method.
The following table reflects activity for retail properties owned as of December 31, 2015.

	As of December 31,
	2015	2014	2013
Retail segment
Economic occupancy (a)	93%	93%	93%
Rent per square foot (b)	$14.12	$13.92	$13.72
Investment in properties, undepreciated (in thousands)	$2,528,620	$2,540,768	$2,652,236

Retail segment, with IAGM joint venture properties:
Economic occupancy (a)	93%	93%	92%
Rent per square foot (b)	$14.39	$14.20	$14.04
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

Comparison of Years Ended December 31, 2015 and 2014
The following table represents operating information for the total retail segment and the same store retail segment, which consists of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire years ended December 31, 2015 and 2014. Activity in the non-same store row for the years ended December 31, 2015 and 2014 includes properties acquired after January 1, 2014 and properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the year ended December 31, 2015 compared to the same period in 2014, on a same store basis, the retail modified net operating income increased by $8.1 million, or 5.1%, up to $167.1 million from $159.0 million, respectively. As a result of our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $6.2 million in property operating expenses. Contractual rental rate increases have contributed to an increase of rental income for the year ended December 31, 2015 compared to the same period in 2014.
For the year ended December 31, 2015 compared to the same period in 2014, total retail modified net operating income increased $6.5 million, or 3.6%, up to $186.2 million from $179.7 million, respectively. This increase is primarily a result of the purchase of three retail properties in 2014, four retail properties in 2015, and is offset by the sale of thirteen retail properties in 2014 and an eleven property retail portfolio in 2015.

	(in thousands)
	For the years ended		Increase (Decrease)	Variance
Retail	December 31, 2015	December 31, 2014

No. of same store properties	89	89
Operating revenues
Rental income	$182,304	$179,697	$2,607	1.5%
Tenant recovery income	55,464	53,449	2,015	3.8%
Other property income	1,523	2,783	(1,260)	(45.3)%
Total income	239,291	235,929	3,362	1.4%
Operating expenses
Property operating expenses	37,597	44,141	(6,544)	(14.8)%
Real estate taxes	34,564	32,801	1,763	5.4%
Total operating expenses	72,161	76,942	(4,781)	(6.2)%
Modified same store NOI (a)	167,130	158,987	8,143	5.1%
Modified non-same store NOI (a)	19,067	20,670	(1,603)	(7.8)%
Modified retail net operating income (a)	$186,197	$179,657	$6,540	3.6%
Adjustments (b)
GAAP adjustments to rental income	3,691	4,416	(725)	(16.4)%
Termination fee income	1,076	1,203	(127)	(10.6)%
Total adjustments	4,767	5,619	(852)	(15.2)%
Net operating income, retail	$190,964	$185,276	$5,688	3.1%
(a) Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(b) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Comparison of Years Ended December 31, 2014 and 2013
The following table represents operating information for the total retail segment and the same store retail segment, which consists of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire years ended December 31, 2014 and 2013. Activity in the non-same store row for the years ended December 31, 2014 and 2013 includes properties acquired after January 1, 2013, properties sold in 2014 and 2013 that did not qualify as discontinued operations, and those properties contributed to the IAGM joint venture.
For the year ended December 31, 2014 compared to the same period in 2013, on a same store basis, the retail segment modified net operating income increased by $2.9 million, or 1.9%, up to $156.0 million from $153.1 million, respectively. The portfolio had stable occupancy from 2013 to 2014 as well as a slight increase in rents per square foot, from $13.58 at December 31, 2013 to $13.74 at December 31, 2014.
For the year ended December 31, 2014 compared to the same period in 2013, total retail segment modified net operating income decreased $9.4 million, or 5.0%, down to $179.7 million from $189.0 million, respectively. This decrease is primarily a result of the contribution of thirteen properties to IAGM in April 2013 and one property in July 2013. A full quarter of operations from these properties are included in net operating income for the year ended December 31, 2013.

	(in thousands)
	For the years ended		Increase (Decrease)	Variance
Retail	December 31, 2014	December 31, 2013

No. of same store properties	86	86
Operating revenues
Rental income	$175,557	$174,308	$1,249	0.7%
Tenant recovery income	51,938	52,505	(567)	(1.1)%
Other property income	2,756	2,126	630	29.6%
Total income	230,251	228,939	1,312	0.6%
Operating expenses
Property operating expenses	42,310	43,874	(1,564)	(3.6)%
Real estate taxes	31,936	31,931	5	0.0%
Total operating expenses	74,246	75,805	(1,559)	(2.1)%
Modified same store NOI (a)	156,005	153,134	2,871	1.9%
Modified non-same store NOI (a)	23,652	35,889	(12,237)	(34.1)%
Modified retail net operating income (a)	$179,657	$189,023	$(9,366)	(5.0)%
Adjustments (b)
GAAP adjustments to rental income	4,416	5,155	(739)	(14.3)%
Termination fee income	1,203	1,275	(72)	(5.6)%
Total adjustments	5,619	6,430	(811)	(12.6)%
Net operating income, retail	$185,276	$195,453	$(10,177)	(5.2)%
(a) Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(b) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Student Housing Segment
As of December 31, 2015, we owned 18 student housing assets consisting of 11,039 beds. There were 12 student housing same store properties for the years ended December 31, 2015 and 2014 and 9 student housing same store properties for the years ended December 31, 2014 and 2013.
In January 2016, we announced that we entered into an agreement to sell our student housing portfolio. We expect to complete this transaction in the second quarter of 2016. See "Item 1. Business - General - Entry into Agreement to Sell Student Housing Platform" for more information. Pending the closing of the transaction, University House agreed to conduct its business in the ordinary course, not acquire or dispose of any material properties and to continue to develop its development properties in accordance with existing development plans.
Our rental rates in student housing rose in 2015 compared to 2014 due to favorable market conditions as well as the addition of one property in December 2014, two properties placed in service during third quarter 2015, the completion of a second tower on an existing property also placed in service during third quarter 2015, and two properties purchased in fourth quarter 2015.
Student housing industry fundamentals continue to improve. We delivered three projects on time and on budget during third quarter 2015 with an average occupancy of approximately 95%.  Furthermore, new deliveries are being absorbed quickly and pre-leasing percentages are predicted to be higher going forward than in recent years. Rent per bed and occupancy increased in 2015, largely driven by the positive supply-and-demand environment in most markets.
Our joint venture, 15th & Walnut Owner, LLC ("Eugene"), is a partnership between the Company and Gerding Edlen Investors, LLC. ("GE"). The joint venture was formed with the purpose to develop, construct, and manage a student housing community on the campus of the University of Oregon in Eugene, Oregon, named "UH Arena District". UH Arena District consists of 240 beds and is at 96% physical occupancy as of December 31, 2015. The Company is responsible for the management and leasing of this student housing asset. This entity is not consolidated by the Company and the equity method of accounting is used to account for this investment. UH Arena District is not included in the agreement to sell our student housing portfolio. On February 26, 2016, GE purchased our share in Eugene.
The following table reflects activity for student housing properties owned as of December 31, 2015.

	As of December 31,
	2015	2014	2013
Student Housing segment
Physical occupancy (a)	95%	93%	92%
End of month scheduled rent per bed per month (b)	$779	$725	$695
Investment in properties, undepreciated (in thousands)	$1,042,924	$724,827	$710,211

Student Housing segment, with 15th & Walnut joint venture
Physical occupancy (a)	95%	92%	91%
End of month scheduled rent per bed per month (b)	$776	$725	$695
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

Comparison of Years Ended December 31, 2015 and 2014
The following table represents operating information for the total student housing segment and the same store student housing segment, which consists of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire years ended December 31, 2015 and 2014. Activity in the non-same store row for the years ended December 31, 2015 and 2014 includes properties acquired after January 1, 2014 and properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the year ended December 31, 2015 compared to the same period in 2014, on a same store basis, the student housing modified net operating income increased by $4.8 million, or 14.0%, up to $39.4 million from $34.6 million, respectively. This increase is primarily related to one-time repair expenses of $5.8 million incurred at one of our properties during the year ended December 31, 2014 that was not incurred in 2015. Occupancy at same store student housing properties increased from 92% at December 31, 2014 to 94% at December 31, 2015. Same store student housing rent per bed rates also increased from $737 at December 31, 2014 to $752 at December 31, 2015.
For the year ended December 31, 2015 compared to the same period in 2014, total student housing modified net operating income increased $12.6 million, or 30.4%, up to $54.1 million from $41.5 million, respectively. These increases are a result of one property purchased during fourth quarter 2014, two properties placed in service during third quarter 2015, the completion of a second tower on an existing property also placed in service during third quarter 2015, two properties purchased during fourth quarter 2015, and an increase in rental rates from $725 rent per bed at December 31, 2014 to $779 rent per bed at December 31, 2015.

	(in thousands)		Increase (Decrease)	Variance
	For the years ended
Student Housing	December 31, 2015	December 31, 2014

No. of same store properties	12	12
Operating revenues
Rental income	$61,401	$59,702	$1,699	2.8%
Tenant recovery income	641	527	114	21.6%
Other property income	3,552	3,326	226	6.8%
Total income	65,594	63,555	2,039	3.2%
Operating expenses
Property operating expenses	21,549	25,903	(4,354)	(16.8)%
Real estate taxes	4,617	3,067	1,550	50.5%
Total operating expenses	26,166	28,970	(2,804)	(9.7)%
Modified same store NOI (a)	39,428	34,585	4,843	14.0%
Modified non-same store NOI (a)	14,685	6,906	7,779	112.6%
Modified student housing net operating income (a)	$54,113	$41,491	$12,622	30.4%
Adjustments (b)
GAAP adjustments to rental income	129	287	(158)	(55.1)%
Total adjustments	129	287	(158)	(55.1)%
Net operating income, student housing	$54,242	$41,778	$12,464	29.8%
(a) Modified net operating income reflects the income from operations excluding GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(b) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments such as straight-line rent.

Comparison of Years Ended December 31, 2014 and 2013
The following table represents operating information for the total student housing segment and the same store student housing segment, which consists of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire years ended December 31, 2014 and 2013. Activity in the non-same store row for the years ended December 31, 2014 and 2013 includes properties acquired after January 1, 2013 and properties sold in 2014 and 2013 that did not qualify as discontinued operations.
For the year ended December 31, 2014 compared to the same period in 2013, on a same store basis, the student housing modified net operating income decreased by $5.4 million, or 20.0%, down to $21.5 million from $26.9 million, respectively. This decrease is primarily related to one-time repair expenses of $5.8 million incurred at one of our properties during the year ended December 31, 2014 that was not incurred in 2013. Occupancy at same store student housing properties decreased from 94% at December 31, 2013 to 92% at December 31, 2014. Same store student housing rent per bed rates remained stable, reflecting rent per bed of $702 at December 31, 2013 and rent per bed of $703 at December 31, 2014.
For the year ended December 31, 2014 compared to the same period in 2013, total student housing modified net operating income increased $6.4 million, or 18.3%, up to $41.5 million from $35.1 million, respectively. These increases are a result of three properties purchased and one placed in service in 2013. Total student housing rent per bed rates increased from $695 at December 31, 2013 to $725 at December 31, 2014.

	(in thousands)		Increase (Decrease)	Variance
	For the years ended
Student Housing	December 31, 2014	December 31, 2013

No. of same store properties	9	9
Operating revenues
Rental income	$41,564	$41,824	$(260)	(0.6)%
Tenant recovery income	428	455	(27)	(5.9)%
Other property income	2,619	2,232	387	17.3%
Total income	44,611	44,511	100	0.2%
Operating expenses
Property operating expenses	21,068	14,804	6,264	42.3%
Real estate taxes	2,037	2,837	(800)	(28.2)%
Total operating expenses	23,105	17,641	5,464	31.0%
Modified same store NOI (a)	21,506	26,870	(5,364)	(20.0)%
Modified non-same store NOI (a)	19,985	8,217	11,768	143.2%
Modified student housing net operating income (a)	$41,491	$35,087	$6,404	18.3%
Adjustments (b)
GAAP adjustments to rental income	287	373	(86)	(23.1)%
Total adjustments	287	373	(86)	(23.1)%
Net operating income, student housing	$41,778	$35,460	$6,318	17.8%
(a) Modified net operating income reflects the income from operations excluding GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(b) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments such as straight-line rent.

Developments
We have student housing development projects that are in various stages of development which are funded by borrowings secured by the properties and our equity investments or contributions. Specifically identifiable direct development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property.
The properties under development and all amounts set forth below are as of December 31, 2015.

			(in thousands)
Name	Location (City, State)	No. of Beds	Total Costs Incurred to Date ($) (a)	Total Estimated Costs ($) (b)	Remaining Costs to be funded by InvenTrust ($) (c)	Note Payable as of Dec. 31 2015 ($)	Estimated Placed in Service Date (d) (e)
The Venue at the Ballpark	Birmingham, AL	327 Beds	$28,079	$39,354	$—	$11,243	Q2 2016
UH Austin	Austin, TX	504 Beds	20,531	53,542	—	1	Q3 2016
UH Norman	Norman, OK	917 Beds	18,579	86,724	11,777	—	Q3 2017
UH College Avenue	Clemson, SC	418 Beds	2,929	38,259	10,410	—	Q3 2017

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including the acquisition cost of the land and building, excluding capitalized interest.

(b)
The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any, and excluding capitalized interest. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(c)	We anticipate funding remaining development, to the extent any remains, through construction financing secured by the properties and equity contributions.

(d)	The Estimated Placed in Service Date represents the date the certificate of occupancy is currently anticipated to be obtained.

(e)	Leasing activities do not begin until six to nine months prior to the placed in service date.

Non-core Segment
As of December 31, 2015, we owned 14 non-core properties consisting of 5,730,176 square feet. There were 14 non-core same store properties for the years ended December 31, 2015 and 2014 and 13 non-core same store properties for the years ended December 31, 2014 and 2013. Our non-core segment comprises multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties. On December 23, 2015, we announced our intent to spin off assets included in our non-core segment, as well as other non-strategic assets, as part of Highlands as further described in "- Highlights in 2015 and Recent Developments." The spin-off of Highlands is expected to occur in the next one to two months, subject to certain conditions and approvals.
The following table reflects activity for non-core properties owned as of December 31, 2015.

	As of December 31,
	2015	2014	2013
Non-core segment
Economic occupancy (a)	94%	94%	95%
Rent per square foot (b)	$14.86	$14.83	$14.79
Investment in properties, undepreciated (in thousands) (c)	$750,348	$804,435	$2,402,799
(a) Economic occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use is less than economic square footage. Prior year economic occupancy excludes properties sold or classified as discontinued operations.
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
(c) The decrease from 2013 to 2014 of our investment in properties relates to the sale of assets in the ordinary course of business pursuant to the Company's business strategy and objectives.

Comparison of Years Ended December 31, 2015 and 2014
The following table represents operating information for the total non-core segment and the same store non-core segment, which consists of properties acquired prior to January 1, 2014. The properties in the same store portfolio were owned for the entire years ended December 31, 2015 and 2014. Activity in the non-same store row for the years ended December 31, 2015 and 2014 includes properties acquired after January 1, 2014 and properties sold in 2015 and 2014 that did not qualify as discontinued operations.
For the year ended December 31, 2015 compared to the same period in 2014, on a same store basis, the non-core modified net operating income increased by $5.0 million, or 6.8%, up to $78.2 million from $73.3 million, respectively. As a result of our self-management transactions, which eliminated the property management fee paid to Inland American Holdco Management LLC and was replaced by direct property costs related to payroll and overhead, there was a decrease of approximately $3.0 million in property operating expenses. Rental rates stayed consistent, increasing slightly to $14.86 per square foot at December 31, 2015 compared to $14.83 per square foot at December 31, 2014. In addition, other property income increased $0.9 million as a result of overtime HVAC usage at one property.
For the year ended December 31, 2015 compared to the same period in 2014, total non-core modified net operating income decreased $12.0 million, or 13.3%, down to $78.4 million from $90.4 million, respectively. This decrease is the result of five properties sold subsequent to December 31, 2014 that did not qualify as discontinued operations.

	(in thousands)		Increase (Decrease)	Variance
	For the years ended
Non-core	December 31, 2015	December 31, 2014

No. of same store properties	14	14
Operating revenues
Rental income	$82,855	$81,808	$1,047	1.3%
Tenant recovery income	4,528	4,471	57	1.3%
Other property income	1,320	450	870	193.3%
Total income	88,703	86,729	1,974	2.3%
Operating expenses
Property operating expenses	6,123	8,870	(2,747)	(31.0)%
Real estate taxes	4,357	4,586	(229)	(5.0)%
Total operating expenses	10,480	13,456	(2,976)	(22.1)%
Modified same store NOI (a)	78,223	73,273	4,950	6.8%
Modified non-same store NOI (a)	160	17,135	(16,975)	(99.1)%
Modified non-core net operating income (a)	$78,383	$90,408	$(12,025)	(13.3)%
Adjustments (b)
GAAP adjustments to rental income	(2,025)	(1,703)	(322)	18.9%
Total adjustments	(2,025)	(1,703)	(322)	18.9%
Net operating income, non-core	$76,358	$88,705	$(12,347)	(13.9)%
(a) Modified net operating income reflects the income from operations excluding GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(b) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Comparison of Years Ended December 31, 2014 and 2013
The following table represents operating information for the total non-core segment and the same store non-core segment, which consists of properties acquired prior to January 1, 2013. The properties in the same store portfolio were owned for the entire years ended December 31, 2014 and 2013. Activity in the non-same store row for the years ended December 31, 2014 and 2013 includes properties acquired after January 1, 2013 and those properties sold in 2014 and 2013 that did not qualify as discontinued operations.
For the year ended December 31, 2014 compared to the same period in 2013, on a same store basis, the non-core modified net operating income decreased by $0.4 million, or 0.5%, down to $71.6 million from $72.0 million, respectively. For the year ended December 31, 2014 compared to the same period in 2013, total non-core modified net operating income remained stable, with a year over year change of 0.02%.

	(in thousands)		Increase (Decrease)	Variance
	For the years ended
Non-core	December 31, 2014	December 31, 2013

No. of same store properties	13	13
Operating revenues
Rental income	$80,050	$79,846	$204	0.3%
Tenant recovery income	4,063	4,456	(393)	(8.8)%
Other property income	450	361	89	24.7%
Total income	84,563	84,663	(100)	(0.1)%
Operating expenses
Property operating expenses	8,699	8,232	467	5.7%
Real estate taxes	4,245	4,445	(200)	(4.5)%
Total operating expenses	12,944	12,677	267	2.1%
Modified same store NOI (a)	71,619	71,986	(367)	(0.5)%
Modified non-same store NOI (a)	18,789	18,441	348	1.9%
Modified non-core net operating income (a)	$90,408	$90,427	$(19)	(0.02)%
Adjustments (b)
GAAP adjustments to rental income	(1,703)	(170)	(1,533)	901.8%
Total adjustments	(1,703)	(170)	(1,533)	901.8%
Net operating income, non-core	$88,705	$90,257	$(1,552)	(1.7)%
(a) Modified net operating income reflects the income from operations excluding GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(b) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.
Other Non-core Activity
As part of our restructure and foreclosure of a note receivable, we began overseeing as the secured lender certain roadway and utility infrastructure projects that will provide access to the approximately 205 acre Sacramento Railyards ("Railyards") property. The Railyards property is located immediately adjacent to, and to the north of, Sacramento’s central business district. The infrastructure projects were planned, approved, and funded prior to the foreclosure of a note from Stan Thomas. The Railyards property is the subject of a collaborative planning and infrastructure funding effort of various federal, state, and local municipalities and its development is scheduled to be completed in phases during the years 2014-2030. We sold a parcel of land to the State of California for $10.0 million on October 2, 2014. On September 30, 2015, we completed the Railyards Transaction. See "- Highlights in 2015 and Recent Developments" for more information regarding the Railyards Transaction. Prior to the Railyards Transaction, we recorded an impairment of $92.2 million to write the Railyards down to its fair value for the year ended December 31, 2015. As a result of the difference between the carrying value of the Railyards and the fair value of our equity interest in the joint venture, we recorded a loss of $12.9 million on the Railyards Transaction during the year ended December 31, 2015. We will retain our equity in the joint venture in our portfolio and it will not be included in the Highlands portfolio.

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
Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 5-15 years for site improvements and furniture, fixtures and equipment. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market leases and acquired below market leases is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.
Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.
Dispositions
The Company accounts for dispositions in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ('"ASC") 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.

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
For the year ended December 31, 2015, the operations reflected in discontinued operations are related to the assets included in the Xenia Spin-Off. For the years ended December 31, 2014 and 2013, the operations reflected in discontinued operations are related to the net lease assets that were classified as held for sale at December 31, 2013, the entire lodging segment, including the hotels sold during the year ended December 31, 2014, the assets included in the Xenia Spin-Off, and any assets classified as discontinued operations prior to our adoption of ASU No. 2014-08, effective January 1, 2014. All other asset disposals are now included as a component of income from continuing operations.
Investment in Marketable Securities
We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at December 31, 2015 and 2014 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, management considers whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
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
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are assessing whether the new standard will have a material effect on our financial position or results of operations.
Consolidation
We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined FASB ASC 810, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
In February 2015, the FASB issued ASU 2015-02, Consolidation.  This update includes amendments that change the requirements for evaluating limited partnerships and similar entities for consolidation.  Under the new guidance, limited partnerships and similar entities will be considered variable interest entities ("VIEs") unless a scope exception applies.  As such, entities that consolidate limited partnerships and similar entities that are considered to be VIEs will be subject to VIE primary beneficiary disclosure requirements, and entities that do not consolidate a VIE will be subject to the disclosure requirements that apply to variable interest holders other than the primary beneficiary.  The new guidance also eliminates three of the six criteria for determining if fees paid to a decision maker or service provider are considered to be variable interest in a VIE and changes the criteria used to determine if variable interests in a VIE held by related parties of a reporting entity require the reporting entity to consolidate the VIE.  This standard will be effective for financial statements issued by public companies for annual and interim reporting periods beginning after December 15, 2015.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on the consolidated financial statements.
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
Share Based Compensation
In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. Under Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period of the stock and are not subsequently re-measured. Liability classified awards are measured at the grant date and are subsequently re-measured at the end of each period. The fair value of the non-vested stock awards for the purposes of recognizing stock-based compensation expense is the estimated market price of our common stock on the grant date. At December 31, 2015, we had two stock based compensation plans, which are discussed in "Note 15. Stock-Based Compensation". The compensation cost is based on awards that are expected to vest and has been reduced for estimated forfeitures.

Liquidity and Capital Resources
As of December 31, 2015, we had $203.3 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
Short-Term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our operating, corporate, and transaction readiness expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short term liquidity requirements from cash flow from operations and distributions from our joint venture investments.
Strategic transactions that we are pursuing may reduce our cash flows from operations. On December 23, 2015, we announced our intent to spin off assets included in our non-core segment as part of Highlands as further described in "- Highlights in 2015 and Recent Developments." The spin-off of Highlands is expected to occur in the second quarter of 2016, subject to certain conditions and approvals. On January 4, 2016, we announced an agreement to sell our student housing platform as further described in "-Highlights in 2015 and Recent Developments." The closing of our student housing platform sale is also expected to occur in the second quarter of 2016. This disposition activity will cause us to experience dilution in our operating performance during the period we dispose of properties and prior to reinvestment.
Long-Term Liquidity and Capital Resources
After the Highlands spin-off and the sale of our student housing platform, our objectives are to maximize revenue generated by our existing properties, to further enhance the value of our retail segment to produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning and growing of our retail properties will increase our operating cash flows.
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

Acquisitions and Dispositions of Real Estate Investments
During the year ended December 31, 2015, we acquired four retail and two student housing properties and placed in service two student housing properties and the second tower on an existing student housing property. During the year ended December 31, 2014, we acquired three retail properties, one student housing properties, one lodging property, and a land parcel associated with a lodging property. These 2015 and 2014 acquisitions were funded with available cash, disposition proceeds, and mortgage indebtedness. We invested net cash of approximately $318.3 million and $308.3 million during the years ended December 31, 2015 and 2014 for these acquisitions, respectively.
During the year ended December 31, 2015, we disposed of five non-core and eleven retail properties for $196.6 million. On February 3, 2015, we also completed the spin-off of our subsidiary, Xenia, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, the record date. During the year ended December 31, 2014, we sold 313 properties, including 185 bank branches, 55 lodging properties, 32 industrial properties, 27 retail properties, 13 office properties, and one student housing property for $2,012.0 million.
Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2015 to December 31, 2015 totaling $138.6 million or $0.16 per share. During the year ended December 31, 2015, we paid cash distributions of $146.5 million. These cash distributions were paid with $194.7 million from our cash flow from operations, $10.9 million provided by distributions from unconsolidated entities, as well as $40.7 million from gain on sales of properties.
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
The following table presents a historical view of our distribution coverage.

	2015	2014	2013	2012	2011
Cash flow provided by operations	$194,734	$340,335	$422,813	$456,221	$397,949
Distributions from unconsolidated entities	10,884	33,891	20,121	31,710	33,954
Gain on sales of properties (a)	40,682	360,934	456,563	40,691	6,141
Distributions paid (b)	(146,510)	(438,875)	(449,253)	(439,188)	(428,650)
Excess	$99,790	$296,285	$450,244	$89,434	$9,394

(a)	Excludes gains reflected on impaired values and excludes gain/loss on transfer of assets.

(b)
Distributions paid for the year ended December 31, 2015 reflect two months at the $0.50 per share annualized distribution rate and the remaining months at the $0.13 per share annualized distribution rate. This reduction in the annualized distribution rate is a result of the Xenia Spin-Off. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate was not sustainable after the Xenia Spin-Off. Beginning in the third quarter, we moved to quarterly distributions. The distributions declared in the third and fourth quarters were paid in the month subsequent to quarter end.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	2015	2014	2013	2012	2011
Distributions declared	$138,614	$436,875	$450,106	$440,031	$429,599
Distributions paid	146,510	438,875	449,253	438,188	428,650
Distributions reinvested	—	95,832	181,630	191,785	199,591

On February 3, 2015, we completed the Xenia Spin-Off, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development, through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, the record date. Each holder of record of our common stock received one share of Xenia’s common stock for every eight shares of our common stock held at the close of business on the record date. In lieu of fractional shares, our stockholders received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR." In connection with the Xenia Spin-Off, we entered into certain agreements that, among other things, provided a framework for our transitional relationship with Xenia as two separate companies. These agreements were terminated later in 2015. For more information, see "Part III, Item 13. Certain Relationships and Transactions, and Director Independence."
Following the Xenia Spin-Off, our board of directors analyzed and reviewed our distribution rate, and on February 24, 2015, we announced that our board reduced our annual distribution rate from $0.50 per share of common stock to $0.13 per share of common stock. Our board of directors will analyze and review our distribution rate in connection with the spin-off of Highlands and the student housing sale. We expect distribution payments to decrease because the University House assets produced significant cash flow for us. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing of the student housing sale.
Borrowings
The table below presents the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total
Maturing mortgage debt :
Fixed rate (a)	$197,652	$589,187	$65,823	—	$7,925	$703,156	$1,563,743
Variable rate	77,551	11,244	121,683	—	—	—	210,478
Total	$275,203	$600,431	$187,506	—	$7,925	$703,156	$1,774,221
Weighted average interest rate on mortgage debt:
Fixed rate	5.76%	5.49%	4.37%	—%	3.21%	5.12%	5.30%
Variable rate	2.50%	2.42%	2.12%	—%	—%	—%	2.27%
(a) Includes $47.0 million of variable rate mortgage debt that has been swapped to a fixed rate as of December 31, 2015.
The debt maturity excludes mortgages discounts associated with debt assumed at acquisition of which a discount of $5.6 million, net of accumulated amortization, is outstanding as of December 31, 2015. Of the total outstanding debt for all years at December 31, 2015, approximately $47.3 million is recourse to the Company.
As of December 31, 2015, we had approximately $275.2 million and $600.4 million in mortgage debt maturing in 2016 and 2017, respectively.

Summary of Cash Flows

	Year ended December 31,
	2015	2014	2013
Cash provided by operating activities	$194,734	$340,335	$422,813
Cash (used in) provided by investing activities	(164,274)	1,922,890	922,624
Cash used in financing activities	(560,325)	(1,849,312)	(1,246,979)
(Decrease) increase in cash and cash equivalents	(529,865)	413,913	98,458
Cash and cash equivalents, at beginning of year	733,150	319,237	220,779
Cash and cash equivalents, at end of year	$203,285	$733,150	$319,237
Cash provided by operating activities was $194.7 million, $340.3 million and $422.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was generated primarily from operating income from property operations, and interest and dividends. Cash provided by operating activities decreased for the year ended December 31, 2015 mainly due to the disposition of 62 properties, including the Spin-off of Xenia. Cash provided by operations was further reduced by lender pre-payment penalties of $5.8 million related to the disposition of eleven grocery anchored retail assets in the Dallas-Fort Worth area. For the year ended December 31, 2014, cash provided by operations was reduced by a decrease in accrued liabilities, including prepaid rental income from our tenants and accrued interest payable as well as by lender pre-payment penalties of $65.7 million due to the disposition of our select service hotel portfolio. For the year ended December 31, 2013, cash provided by operations was reduced by lender pre-payment penalties of $17.3 million primarily due to the disposition of our conventional multi-family properties.
Cash (used in) provided by investing activities was $(164.3) million, $1,922.9 million and $922.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash provided by investing activities from the year ended December 31, 2014 to December 31, 2015 was primarily due to a decrease in proceeds from sale of properties from $2,012.0 million at December 30, 2014 to $196.6 million at December 31, 2015. In 2014, we received proceeds from the sale of 313 properties compared to 2015, where we received proceeds from the sale of 16 properties and one land parcel. These dispositions were offset by the acquisition of 7 properties in 2015. The increase in cash provided by investing activities from the years ended December 31, 2013 to December 31, 2014 was primarily due to the proceeds from the sale of 313 properties in 2014. The sales of properties in 2014 resulted in gains on sale of properties of $287.7 million for the year ended December 31, 2014. These dispositions were offset by the acquisition of 6 properties in 2014. In 2013, the Company sold 313 properties, resulting in gains on sale of properties of $442.6 million for the year ended December 31, 2013. These dispositions were offset by the acquisition of 21 properties in 2013.
Cash used in financing activities was $560.3 million, $1,849.3 million and $1,247.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash used in financing activities from December 31, 2014 to December 31, 2015 was primarily due to the elimination of our share repurchase program in 2015 which resulted in a decrease in shares repurchased by $403.9 million, a decrease in distributions paid of $292.4 million following the Xenia Spin-Off, and a decrease in payoffs of debt of $956.5 million. Offsetting these decreases, for the year ended December 31, 2015, we contributed $165.9 million to Xenia as well as contributed $130.1 million held by the lodging properties to Xenia. The increase in cash used in financing activities from December 31, 2013 to December 31, 2014 was primarily due to the decrease in proceeds from debt by $685 million.
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

Off Balance Sheet Arrangements
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest of $358.2 million) and lease agreements as of December 31, 2015 (dollar amounts are stated in thousands).

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$2,242,792	$373,342	$1,110,353	$165,799	$593,298
Ground Lease Payments	$54,258	$396	$1,671	$1,124	$51,067
Of the total long-term debt obligations, approximately $47.3 million is recourse to the Company.
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

Joint Venture	Ownership %	Investment at December 31, 2015
IAGM Retail Fund I, LLC	55%	$131,362
Downtown Railyard Venture, LLC	(a)	45,081
15th & Walnut Owner, LLC	62%	4,195
Other unconsolidated entities	Various	1,873
		$182,511
(a) Our ownership percentage in Downtown Railyards Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.

Inflation
A number of our leases contain provisions designed to partially mitigate any adverse impact of inflation. With respect to current economic conditions and governmental fiscal policy, inflation may become a greater risk. Our leases typically require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. By sharing these costs with our tenants, we may reduce our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices.
Subsequent Events
On December 23, 2015, we announced the spin-off of assets included in the non-core segment through the pro-rata distribution of 100% of the outstanding shares of common stock of Highlands REIT, Inc. ("Highlands"), a wholly-owned subsidiary of InvenTrust that was formed to hold a number of non-core assets. Highlands has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission ("SEC") in connection with the proposed spin-off. On February 5, 2015, Highlands filed a new preliminary registration statement on Form 10 with the SEC in replacement of the initial filing.
On January 3, 2016, we executed a definitive purchase agreement with UHC Acquisition Sub LLC, a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, under which the joint venture’s subsidiary will acquire our student housing platform, University House. The agreement’s gross all-cash value is $1.4 billion. Under the terms of the agreement, the final net proceeds will be determined at the closing of the transaction following the determination of several events and closing considerations.
On February 26, 2016, we sold our interest in our student housing joint venture, Eugene, to our joint venture partner for proceeds of $5.4 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of December 31, 2015 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.1 million. If market rates of interest on all of the floating rate debt as of December 31, 2015 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.1 million.
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
The following table summarizes interest rate swap contracts outstanding as of December 31, 2015 and 2014 (dollar amounts stated in thousands):

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value as of December 31, 2015	Fair Value as of December 31, 2014
December 8, 2015	December 10, 2015	December 1, 2019	1.353%	1 month LIBOR	$44,000	$—	$—
December 8, 2015	December 10, 2015	December 1, 2019	1.351%	1 month LIBOR	66,000	—	—
January 23, 2014	February 14, 2014	March 1, 2021	2.405%	1 month LIBOR	47,000	(1,941)	(1,737)
January 6, 2014	January 2, 2014	January 15, 2015	4.68%	1 month LIBOR	N/A	—	(7)
					$157,000	$(1,941)	$(1,744)
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
Other than temporary impairments on our investments in marketable securities were $0.0 for the years ended December 31, 2015 and 2014 compared to $1.1 million for the year ended December 31, 2013. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2016.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of December 31, 2015 (dollar amounts stated in thousands).

	Cost	Fair Value	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$136,562	$175,127	$157,614	$192,640

INVENTRUST PROPERTIES CORP.
(A Maryland Corporation)
Index

Item 8. Consolidated Financial Statements and Supplementary Data

Schedules not filed:
All schedules other than the ones listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
InvenTrust Properties Corp.:

We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvenTrust Properties Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP
Chicago, Illinois
March 18, 2016

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

	As of December 31,
	2015	2014
Assets
Investment properties
Land	$774,040	$770,220
Building and other improvements	3,285,698	3,030,645
Construction in progress	72,122	265,303
Total	4,131,860	4,066,168
Less accumulated depreciation	(663,865)	(598,440)
Net investment properties	3,467,995	3,467,728
Cash and cash equivalents	203,285	598,904
Restricted cash and escrows	16,499	32,950
Investment in marketable securities	177,431	154,753
Investment in unconsolidated entities	182,511	122,203
Accounts and rents receivable (net of allowance of $2,418 and $5,658)	44,653	40,798
Intangible assets, net	71,131	89,705
Deferred costs and other assets	46,796	59,476
Assets of discontinued operations	3,118	2,930,799
Total assets	$4,213,419	$7,497,316

Liabilities
Debt	$1,878,653	$1,991,608
Accounts payable and accrued expenses	92,447	79,368
Distributions payable	28,013	35,909
Intangible liabilities, net	42,688	43,258
Other liabilities	22,858	24,595
Liabilities of discontinued operations	57	1,325,749
Total liabilities	2,064,716	3,500,487
Commitments and contingencies

Stockholder's Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 862,205,672 and 861,824,777 shares issued and outstanding as of December 31, 2015 and 2014, respectively	862	861
Additional paid in capital	6,066,583	7,755,471
Accumulated distributions in excess of net loss	(3,956,032)	(3,820,882)
Accumulated comprehensive income	37,290	57,599
Total Company stockholders’ equity	2,148,703	3,993,049
Noncontrolling interests	—	3,780
Total equity	2,148,703	3,996,829
Total liabilities and equity	$4,213,419	$7,497,316
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income
(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Income
Rental income	$370,662	$377,067	$377,876
Tenant recovery income	69,668	66,046	71,207
Other property income	9,714	9,361	7,202
Total income	450,044	452,474	456,285

Expenses
General and administrative expenses	78,218	64,332	48,318
Property operating expenses	77,610	91,111	84,735
Real estate taxes	50,870	45,604	50,380
Depreciation and amortization	150,401	153,737	167,071
Business management fee	—	2,605	37,962
Provision for asset impairment	108,154	80,774	195,680
Total expenses	465,253	438,163	584,146
Operating (loss) income	$(15,209)	$14,311	$(127,861)
Interest and dividend income	11,774	12,713	18,855
Gain on sale of investment properties	40,682	73,232	14,001
Gain (loss) on extinguishment of debt	(4,568)	34,515	(472)
Other income	19,447	2,669	3,627
Interest expense	(94,572)	(120,668)	(133,454)
Loss on contribution to joint venture	(12,919)	—	—
Equity in earnings of unconsolidated entities	35,167	81,179	11,474
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	326	56,352	(2,957)
Realized gain and (impairment), net, on sale of marketable securities, net	20,459	43,025	31,539
Income (loss) from continuing operations before income taxes	587	197,328	(185,248)
Income tax expense	(1,916)	(917)	(1,231)
Net (loss) income from continuing operations	$(1,329)	$196,411	$(186,479)
Net income from discontinued operations	4,808	290,247	430,543
Net income	$3,479	$486,658	$244,064
Less: Net income attributable to noncontrolling interests	(15)	(16)	(16)
Net income attributable to Company	$3,464	$486,642	$244,048
Net income (loss) per common share, from continuing operations, basic and diluted	$—	$0.22	$(0.21)
Net income per common share, from discontinued operations, basic and diluted	$0.01	$0.33	$0.48
Net income per common share, basic and diluted	$0.01	$0.55	$0.27
Weighted average number of common shares outstanding, basic and diluted	861,830,627	878,064,982	899,842,722
Comprehensive income:
Net income attributable to Company	$3,464	$486,642	$244,048
Unrealized gain on investment securities	299	30,930	17,622
Unrealized gain (loss) on derivatives	(1,276)	(2,634)	(70)
Reclassification adjustment for amounts recognized in net income	(19,332)	(41,825)	(30,838)
Comprehensive (loss) income attributable to the Company	$(16,845)	$473,113	$230,762
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(Dollar amounts in thousands)
For the years ended December 31, 2015, 2014 and 2013

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance at January 1, 2013	889,424,572	$889	$7,921,913	$(3,664,591)	$84,414	$125	$4,342,750
Net income	—	—	—	244,048	—	16	244,064
Unrealized gain on investment securities	—	—	—	—	17,622	—	17,622
Unrealized loss on derivatives	—	—	—	—	(70)	—	(70)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(30,838)	—	(30,838)
Distributions declared	—	—	—	(450,106)	—	—	(450,106)
Contributions from noncontrolling interests, net	—	—	—	—	—	1,595	1,595
Proceeds from distribution reinvestment program	26,203,500	26	181,604	—	—	—	181,630
Share repurchase program	(5,772,899)	(6)	(40,000)	—	—	—	(40,006)
Balance at December 31, 2013	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	486,642	—	16	486,658
Unrealized gain on investment securities	—	—	—	—	30,930	—	30,930
Unrealized loss on derivatives	—	—	—	—	(2,634)	—	(2,634)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(41,825)	—	(41,825)
Distributions declared	—	—	—	(436,875)	—	—	(436,875)
Contributions from noncontrolling interests, net	—	—	—	—	—	2,028	2,028
Proceeds from distribution reinvestment program	13,808,599	14	95,818	—	—	—	95,832
Share repurchase program	(1,077,829)	(1)	(7,479)	—	—	—	(7,480)
Repurchase of common stock	(60,761,166)	(61)	(396,385)	—	—	—	(396,446)
Balance at December 31, 2014	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income	—	—	—	3,464	—	15	3,479
Unrealized gain on investment securities	—	—	—	—	299	—	299
Unrealized gain on derivatives	—	—	—	—	(1,276)	—	(1,276)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(19,332)	—	(19,332)
Distributions declared	—	—	—	(138,614)	—	—	(138,614)
Contributions from noncontrolling interests, net	—	—	—	—	—	28	28
Restricted share units	380,895	1	1,523	—	—	—	1,524
Equity effect of Spin-off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at December 31, 2015	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$—	$2,148,703

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$3,479	$486,658	$244,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,412	331,683	383,969
Amortization of above and below market leases, net	(1,907)	(273)	(2,659)
Amortization of debt premiums, discounts, and financing costs	7,708	13,202	14,730
Straight-line rental income	24	(3,326)	(8,147)
Loss on extinguishment of debt	4,568	41,980	18,777
Gain on sale of investment properties, net	(40,682)	(360,934)	(456,563)
Loss on contribution to unconsolidated joint venture	12,919	—	—
Provision for asset impairment	108,154	85,439	247,372
Equity in earnings of unconsolidated entities	(35,167)	(80,886)	(11,958)
Distributions from unconsolidated entities	5,544	8,282	7,217
(Gain), loss and impairment of investment in unconsolidated entities, net	(326)	(60,860)	3,473
Realized gain on sale of marketable securities	(20,459)	(43,025)	(32,591)
Impairment of investments in securities	—	—	1,052
Non-cash share based compensation	2,481	—	—
Other non-cash adjustments, net	—	—	(386)
Changes in assets and liabilities:
Accounts and rents receivable	(8,099)	1,503	(4,404)
Deferred costs and other assets	9,088	(1,407)	348
Accounts payable and accrued expenses	(2,181)	6,632	40,579
Other liabilities	(7,244)	(18,654)	(4,753)
Prepayment penalties and defeasance costs	(5,578)	(65,679)	(17,307)
Net cash flows provided by operating activities	$194,734	$340,335	$422,813
Cash flows from investing activities:
Purchase of investment properties	(307,116)	(289,977)	(1,172,127)
Acquired in-place and market lease intangibles, net	(11,146)	(18,299)	(12,457)
Payments to acquire goodwill	—	—	(10,918)
Capital expenditures and tenant improvements	(27,192)	(66,623)	(66,640)
Investment in development projects	(115,686)	(108,986)	(60,203)
Proceeds from sale of investment properties, net	196,583	2,011,978	2,101,277
Purchase of marketable securities	—	—	(3,686)
Proceeds from sale of marketable securities	58,369	118,995	106,143
Consolidation of joint venture	—	(2,944)	2,705
Proceeds from the sale of and return of capital from unconsolidated entities	40,269	275,149	40,243
Distributions from unconsolidated entities	10,884	33,891	20,121
Contributions to unconsolidated entities	(35,326)	(39,843)	(5,225)
Payment of leasing and franchise fees	(4,895)	(4,586)	(5,700)
Payments received from notes receivable	12,549	559	10,226

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Restricted escrows and other assets	$21,609	$(2,844)	$(12,194)
Other (assets) liabilities	(3,176)	16,420	(8,941)
Net cash flows (used in) provided by investing activities	$(164,274)	$1,922,890	$922,624
Cash flows from financing activities:
Proceeds from distribution reinvestment program	—	95,832	181,630
Shares repurchased	—	(403,926)	(40,006)
Distributions paid	(146,510)	(438,875)	(449,253)
Proceeds from debt and notes payable	408,928	503,132	1,187,646
Payoffs of debt	(495,562)	(1,452,099)	(1,978,075)
Principal payments of mortgage debt	(26,810)	(38,693)	(48,931)
Payoffs of margin securities debt, net	—	(59,681)	(79,461)
Payment of loan fees and deposits	(4,434)	(1,377)	(12,124)
Contributions from noncontrolling interests, net	152	2,028	1,595
Settlement of put/call arrangement	—	(47,762)	—
Payments for contingent consideration	—	(7,891)	(10,000)
Preferred stock redemption	(125)	—	—
Cash contribution to Xenia Hotels & Resorts, Inc.	(165,884)	—	—
Property level cash contribution to Xenia Hotels & Resorts, Inc	(130,080)	—	—
Net cash flows used in financing activities	$(560,325)	$(1,849,312)	$(1,246,979)
Net increase (decrease) in cash and cash equivalents	(529,865)	413,913	98,458
Cash and cash equivalents, at beginning of year	733,150	319,237	220,779
Cash and cash equivalents, at end of year	$203,285	$733,150	$319,237

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $7,107, $7,892, and $7,607 for 2015, 2014, and 2013, respectively	$95,294	$212,172	$270,683

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	$1,484,872	$—	$—
Property surrendered in extinguishment of debt	—	83,822	5,289
Mortgage assumed by buyers upon disposal of properties	—	657,339	7,683
Land contributed to an unconsolidated entity	46,174	—	—
Properties contributed to an unconsolidated entity, net of related payables	—	—	99,092
Consolidation of assets from joint venture	—	21,833	89,164
Assumption of mortgage debt at consolidation of joint venture	—	11,967	88,503
Liabilities assumed at consolidation of joint venture	—	446	5,616

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

1. Organization
InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc.) (the “Company”), was formed on October 4, 2004 (inception) to acquire and manage a diversified portfolio of commercial real estate, primarily retail properties and multi-family (both conventional and student housing), office, industrial and lodging properties, located in the United States. For the year ended December 31, 2015, the Company had four segments: retail, lodging, student housing, and non-core.
Prior to 2015, the Company was party to a business management agreement with Inland American Business Manager and Advisor, Inc. (the "Business Manager") pursuant to which it served as the Company's business manager, with responsibility for overseeing and managing its day-to-day operations, under the supervision of the Company's board of directors. The Company was also party to property management agreements with each of its property managers (the "Property Managers").
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
On February 3, 2015, the Company completed the spin-off (the "Spin-Off") of its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on January 20, 2015 (the “Record Date”). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia's common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR". In connection with the Spin-Off, the Company entered into certain agreements that, among other things, provide a framework for the Company’s relationship with Xenia after the Spin-Off, including a Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement and an Indemnity Agreement. Following the Spin-Off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2015 and 2014. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013.
On December 23, 2015, the Company filed a preliminary registration statement in contemplation of spinning-off assets included in its non-core segment as well as other non-strategic assets. See "Note 17. Subsequent Events" for further discussion.
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
At December 31, 2015, the Company owned 129 properties, of which the operating activity is reflected in continuing operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013. Comparatively, at December 31, 2014, the Company owned 188 properties of which 46 lodging assets were included in the Spin-Off and classified as assets of discontinued operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

The breakdown, by segment, of the 129 owned properties at December 31, 2015 is as follows:

Segment	Property Count	Square Feet / Beds (unaudited)
Retail	97	15,251,863	Square Feet
Student Housing	18	11,039	Beds
Non-core	14	5,730,176	Square Feet
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

Consolidation
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Reclassifications
Certain reclassifications have been made to the 2014 and 2013 consolidated financial statements to conform to the 2015 presentations. These reclassifications primarily represent reclassifications of revenue and expenses to discontinued operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2014 and 2013 and reclassifications of assets and liabilities to discontinued operations on the consolidated balance sheet as of December 31, 2014.
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

December 31, 2015, 2014 and 2013

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
For the year ended December 31, 2015, the operations reflected in discontinued operations are related to the assets included in the Xenia Spin-Off. For the years ended December 31, 2014 and 2013, the operations reflected in discontinued operations are related to the net lease assets that were classified as held for sale at December 31, 2013, the entire lodging segment, including the hotels sold during the year ended December 31, 2014, the assets included in the Xenia Spin-Off, and any assets classified as discontinued operations prior to the Company's adoption of ASU No. 2014-08, effective January 1, 2014. All other asset disposals are now included as a component of income from continuing operations.
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

December 31, 2015, 2014 and 2013

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
Marketable Securities
The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2015 and 2014 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
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

December 31, 2015, 2014 and 2013

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
Restricted Cash and Escrows
Restricted escrows consist of cash held in escrow comprised of lenders’ restricted escrows of $14,634 and $23,915, post-acquisition escrows of $93 and $1,963 as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the restricted cash balance was $1,772 and $7,072, respectively.
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
In the first step, the Company compared the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. The Company recorded no goodwill impairment for the years ended December 31, 2015, 2014 and 2013.
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

December 31, 2015, 2014 and 2013

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
Share Based Compensation
In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. Under Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period of the stock and are not subsequently re-measured. Liability classified awards are measured at the grant date and are subsequently re-measured at the end of each period. The fair value of the non-vested stock awards for the purposes of recognizing stock-based compensation expense is the estimated market price of the Company's common stock on the grant date. At December 31, 2015, the Company had two stock based compensation plans, which are discussed in "Note 15. Stock-Based Compensation". The compensation cost is based on awards that are expected to vest and has been reduced for estimated forfeitures.
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

December 31, 2015, 2014 and 2013

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present the costs related to securing a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. ASU 2015-03 and ASU 2015-15 are effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption to have a significant impact on the consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which revises an entity’s accounting related to: (i) the classification and measurement of investments in equity securities; (ii) the presentation of certain fair value changes for financial liabilities measured at fair value; and (iii) amends certain disclosure requirements associated with the fair value of financial instruments, including eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption to have a significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company acquired seven properties, including four retail and three student housing properties for the year ended December 31, 2015 for a gross acquisition price of $323,700. The student housing property acquired in the second quarter, Bishops Landing, has been demolished and the land will be used for a new student housing development. The table below reflects acquisition activity for the year ended December 31, 2015.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Beds (unaudited)
Retail	The Shops at Walnut Creek	4/10/2015	$57,100	216,334	Square Feet
Retail	Westpark Shopping Center	5/12/2015	33,400	176,935	Square Feet
Retail	Rio Pinar Plaza	11/24/2015	34,000	124,283	Square Feet
Retail	Sonterra Village	12/16/2015	21,500	42,492	Square Feet
Retail, subtotal			$146,000

Student Housing	Bishops Landing (a)	4/27/2015	$12,500	(a)
Student Housing	UH Tuscaloosa	10/1/2015	56,600	592	Beds
Student Housing	UH Baton Rouge	10/19/2015	108,600	847	Beds
Student Housing, subtotal			$177,700

Total			$323,700
(a) The Company has recorded the assets of the Bishops Landing acquisition as construction in progress on the consolidated balance sheet as of December 31, 2015.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the year ended December 31, 2015, as listed above.

2015 Acquisitions
Land	$42,273
Building	253,017
Furniture, fixtures, and equipment	5,708
Construction in progress	12,500
Total fixed assets	$313,498
Net other assets and liabilities	10,202
Total	$323,700
The Company placed in service two student housing properties and completed an addition on a third student housing property during the year ended December 31, 2015. The following table summarizes the assets placed in service during the year ended December 31, 2015.

2015 Assets Placed in Service
Land	$17,745
Building	130,767
Total fixed assets	$148,512

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

For properties acquired and assets placed in service during the year ended December 31, 2015, the Company recorded revenue of $15,292 for the year ended December 31, 2015. The Company recorded property net income of $3,146, excluding related expensed acquisition costs, for the year ended December 31, 2015.
The Company acquired six properties, including three retail, one lodging, one retail parcel adjacent to a hotel owned by the Company, and one student housing property for the year ended December 31, 2014 for a gross acquisition price of $309,760. The table below reflects acquisition activity for the year ended December 31, 2014.

Segment	Property	Date	Gross Acquisition Price	Square Feet / Beds / Rooms (unaudited)
Retail	Suncrest Village	2/13/2014	$14,050	93,358	Square Feet
Retail	Plantation Grove	2/13/2014	12,100	73,655	Square Feet
Retail	Quebec Square	12/18/2014	52,250	207,561	Square Feet
Retail, subtotal			$78,400

Student Housing	University House Denver	12/19/2014	40,960	352	Beds
Student Housing, subtotal			$40,960

Lodging	Aston Waikiki Beach Hotel (a)	2/28/2014	183,000	645	Rooms
Lodging, retail parcel	Key West - Bottling Court	11/25/2014	7,400	13,332	Square Feet
Lodging, subtotal			$190,400

Total			$309,760
(a) Aston is the registered trademark of Aston Hotels & Resorts LLC and is the exclusive property of its owner.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the year ended December 31, 2014, as listed above.

2014 Acquisitions
Land	$35,178
Building	226,394
Furniture, fixtures, and equipment	27,416
Total fixed assets	$288,988
Below market ground lease	9,516
Net other assets and liabilities	11,256
Total	$309,760
For properties acquired during the year ended December 31, 2014, the Company recorded revenue of $37,937 for the year ended December 31, 2014 and recorded property net income of $7,015, excluding related expensed acquisition costs, for the year ended December 31, 2014.
During the years ended December 31, 2015, 2014 and 2013, the Company incurred $1,374, $1,529, and $2,987, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

4. Disposed Properties
The Company sold five non-core properties, eleven retail properties, and one land parcel during the year ended December 31, 2015 for an aggregate gross disposition price of $196,600. The Company sold 313 properties and surrendered one non-core and three retail properties to the lender (in satisfaction of non-recourse debt) for the year ended December 31, 2014 for an aggregate gross disposition price of $2,732,250. The Company sold 313 properties and surrendered one retail property to the lender (in satisfaction of non-recourse debt) for the year ended December 31, 2013 for an aggregate gross disposition price of $2,039,060. For the years ended December 31, 2015, 2014 and 2013, the Company had generated net proceeds from the sale of properties of $196,583, $2,011,978, and $2,101,277, respectively.
The following properties were sold during the year ended December 31, 2015. These properties have been included in continuing operations on the consolidated statement of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013.

Segment	Property	Date	Gross Disposition Price	Square Feet (unaudited)
Non-core	Las Plumas	4/1/2015	$27,500	240,000	Square Feet
Non-core	Citizens - Manchester	7/9/2015	8,200	148,000	Square Feet
Non-core	SunTrust - Winston Salem	7/30/2015	1,900	10,188	Square Feet
Non-core	Tech II	7/31/2015	14,300	166,758	Square Feet
Non-core	Fremont	10/27/2015	11,300	108,600	Square Feet
Non-core, subtotal			$63,200

Retail	Tom Thumb Portfolio - 11 properties	11/25/2015	132,000	756,870	Square Feet
Retail, subtotal			$132,000

	Raleigh Hillsboro, land parcel	2/20/2015	$1,400

Total			$196,600
For the years ended December 31, 2015, 2014 and 2013, the Company recorded a gain on sale of investment properties of $40,682, $73,232, and $14,001, respectively, in continuing operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

In line with the Company's adoption of the new accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. The 46 assets included in the Spin-Off have been classified as discontinued operations as the Spin-Off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. The operations of these 46 assets have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014, and 2013. The major classes of assets and liabilities of discontinued operations as of December 31, 2015 and December 31, 2014 were as follows:

	As of
	December 31, 2015	December 31, 2014
Assets
Investment properties:
Land	$—	$338,313
Building and other improvements	—	2,710,647
Construction in progress	—	39,736
Total	—	3,088,696
Less accumulated depreciation	—	(505,986)
Net investment properties	—	2,582,710
Cash and cash equivalents	—	134,245
Restricted cash and escrows	—	87,296
Accounts and rents receivable (net of allowance of $0 and $251)	—	26,502
Intangible assets, net	—	64,541
Deferred costs and other assets (a)	3,118	35,505
Total assets of discontinued operations	$3,118	$2,930,799
Liabilities
Debt	—	1,199,027
Accounts payable and accrued expenses	—	88,356
Intangible liabilities, net	—	4,212
Other liabilities (b)	57	34,154
Total liabilities of discontinued operations	$57	$1,325,749
(a)Deferred costs and other assets at December 31, 2015 primarily include receivables from Xenia related to hotel reserve escrows and tax reimbursements.
(b)Other liabilities at December 31, 2015 include tax liabilities related to hotel properties payable by the Company.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

For the year ended December 31, 2015, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off. For the years ended December 31, 2014 and 2013, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Spin-Off, the 52 select service lodging properties sold on November 17, 2014, the three stand-alone lodging properties sold in 2014, the portfolio of 223 net lease properties sold in 2014, and all properties sold prior to the Company's adoption of ASU No. 2014-08 on January 1, 2014. All other property disposals are now included as a component of income from continuing operations, consistent with the Company's adoption of ASU No. 2014-08.

	Year ended December 31,
	2015	2014	2013
Revenues	$68,682	$1,169,037	$1,092,766
Depreciation and amortization expense	11,934	177,900	216,895
Other expenses	55,425	808,977	661,180
Provision for asset impairment	—	4,665	51,692
Operating income from discontinued operations	1,323	177,495	162,999
Interest expense, income taxes, and other miscellaneous income	3,485	(98,455)	(156,712)
Gain on sale of properties, net	—	287,702	442,577
Loss on extinguishment of debt (1)	—	(76,495)	(18,305)
Loss on transfer of assets	—	—	(16)
Net income from discontinued operations	$4,808	$290,247	$430,543

(1)
During the year ended December 31, 2014, the Company prepaid $105,331 of mortgage debt secured by ten properties through defeasance. The Company incurred $8,288 in costs to defease these loans, which are included in loss on extinguishment of debt. These costs were paid into an escrow account, which was beyond the reach of the Company's creditors, to cover principal and interest payments upon loan maturity. These properties were sold prior to December 31, 2014.

Net cash (used in) provided by operating activities from the properties classified as discontinued operations was $(5,799), $207,832, and $295,294 for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash (used in) provided by investing activities from the properties classified as discontinued operations was $(2,945), $1,353,305 and $(381,904) for the years ended December 31, 2015, 2014 and 2013.
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

December 31, 2015, 2014 and 2013

5. Investment in Partially Owned Entities
Consolidated Entities
During the fourth quarter 2013, the Company entered into two joint ventures to each develop a lodging property. The Company had ownership interests of 75% in each joint venture. These entities were considered VIEs as defined in FASB ASC 810 because the entities did not have enough equity to finance their activities without additional subordinated financial support. The Company determined it had the power to direct the activities of the VIEs that most significantly impacted the VIEs' economic performance, as well as the obligation to absorb losses of the VIE that could have potentially been significant to the VIE or the right to receive benefits from the VIEs that could have potentially been significant to the VIEs. As such, the Company had a controlling financial interest and was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company and are included as part of assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2014. These joint ventures were included in the Spin-Off on February 3, 2015 and are no longer part of the Company.
For those VIEs where the Company was the primary beneficiary, the following were the liabilities of the consolidated VIEs which were not recourse to the Company, and the assets that could have been used only to settle those obligations.

	December 31, 2015	December 31, 2014
Net investment properties	$—	$39,736
Other assets	—	1,318
Total assets	—	41,054
Mortgages, notes and margins payable	—	(21,214)
Other liabilities	—	(6,465)
Total liabilities	—	(27,679)
Net assets	$—	$13,375
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

			Carrying Value of
			Investment at December 31,
Entity	Description	Ownership %	2015	2014
IAGM Retail Fund I, LLC (a)	Retail shopping centers	55%	$131,362	$109,273
Downtown Railyard Venture, LLC (b)	Land development	(b)	45,081	—
15th & Walnut Owner, LLC (c)	Student housing	62%	4,195	4,740
Other unconsolidated entities	Various real estate investments	Various	1,873	704
Cobalt Industrial REIT II (d)	Industrial portfolio	36%	—	7,486
			$182,511	$122,203

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

(a)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, the Company contributed another multi-tenant retail property for a gross disposition price of $34,350. The Company treated these dispositions as a partial sale, and the activity related to the disposed properties remains in continuing operations on the consolidated statements of operations and comprehensive income, since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the properties. The Company recognized a gain on sale of $12,783 for the year ended December 31, 2013, which is included in other income on the consolidated statements of operations and comprehensive income, and recorded an equity investment basis adjustment of $15,625. The Company amortizes the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

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

(b)
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, the Company structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46,174 in DRV (the foregoing transaction is referred to as the "Railyards Transaction"). The Company recorded a loss of $12,919 on the Railyards Transaction during the third quarter due to the difference between the carrying value of the land and the fair value of the equity interest. The Company's ownership percentage in DRV is based upon a waterfall calculation outlined in the operating agreement. The joint venture partner is the developer and managing member of DRV, responsible for the day-to-day activities and earns fees for managing the venture. The Company analyzed the joint venture agreement and determined that DRV is not a variable interest entity. The Company also considered the participating rights under the joint venture agreement and determined that both partners have the ability to participate in major decisions, which equates to shared decision making ability. As such, both partners have significant influence but do not control DRV. Therefore, the Company does not consolidate this entity and accounts for its investment in the entity under the equity method of accounting. During the fourth quarter, the Company received return of capital proceeds of $4,092 related to the sale of a land parcel and contributed $3,000 in capital to the joint venture.

(c)
On February 4, 2013, the Company entered into a joint venture agreement with Gerding Edlen Investors, LLC ("GE") in order to develop, construct and manage a student housing community on the campus of the University of Oregon in Eugene, Oregon, which was completed later in 2013 and is now fully operational. The joint venture is known as 15th & Walnut Owner, LLC ("Eugene"). The Company contributed $5,200 for an equity stake of 62%. The Company analyzed the joint venture and determined it is a VIE because the entity did not have enough equity to finance its activities without additional subordinated financial support. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also required the agreement of GE, which equates to shared decision making ability, and therefore the Company did not have the power to direct the activities of the VIE that most significantly impacted the VIE's economic performance. As such, the Company has significant influence but does not control Eugene. Therefore, the Company does not consolidate this entity and accounts for its investment in the entity under the equity method of accounting. Subsequent to December 31, 2015, GE purchased the Company's partnership interest in the joint venture. See "Note 17. Subsequent Events" for further discussion.

(d)
On June 29, 2007, the Company entered into a joint venture, Cobalt Industrial REIT II (“Cobalt”), to invest $149,000 in shares of common beneficial interest. The Company analyzed the venture and determined that it was not a VIE. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also required the agreement of Cobalt, which equated to shared decision making ability, and

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

therefore did not give the Company control over the venture. As such, the Company had significant influence but did not control Cobalt. Therefore, the Company did not consolidate this entity, rather the Company accounted for its investment in the entity under the equity method of accounting. On December 18, 2014, Cobalt sold all of its real estate assets, and the Company recognized its share of the gain on the sale of the assets in equity in earnings for the year ended December 31, 2014. The Company also recorded receipt of a cash dividend from the joint venture as a result of the sale. The Company assessed its remaining interest in the joint venture against expected future distributions from Cobalt, recognizing an other than temporary impairment of $8,464 at December 31, 2014. During the year ended December 31, 2015, the Company received the final distribution from Cobalt. Accordingly, the Company recorded a gain of $326 on the closing of the fund, as the distributions received in 2015 exceeded the Company's book value of the asset at the time the final distribution was received.
On February 21, 2014, the Company purchased its partners' interest in one joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of December 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at fair value, and recorded a gain of $4,509 on the purchase of this investment during the year ended December 31, 2014. This gain is included as part of discontinued operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2014. This asset was included in the select service lodging portfolio sold on November 17, 2014.
During the year ended December 31, 2015, the Company recorded no impairment on its unconsolidated entities and recorded a gain of $326 on the termination of one unconsolidated entity. During the year ended December 31, 2014, the Company recorded an impairment of $8,464 on one unconsolidated entity and recorded a gain on the termination of one unconsolidated entity of $64,816. During the year ended December 31, 2013, the Company recorded an impairment of $5,528 on one of its previously unconsolidated entities and recorded a gain on the termination of two of its unconsolidated entities of $2,571. Of the gain recorded during the year ended December 31, 2013, $4,411 of the gain recorded in 2013 related to one previously unconsolidated entity which was purchased from the Company's joint venture partner in 2013.
During the year ended December 31, 2014, the Company recorded a gain on the termination of one unconsolidated entity of $4,508 in discontinued operations. During the year ended December 31, 2013 the Company recorded an impairment of $1,004 and a gain of $488 on one of its previously unconsolidated entities included in discontinued operations.
Combined Financial Information
The following tables present the combined financial information for the Company’s investments in unconsolidated entities.
Balance Sheets

	December 31, 2015	December 31, 2014
Assets:
Real estate assets, net of accumulated depreciation	$663,249	$606,053
Other assets	99,895	186,220
Total Assets	763,144	792,273
Liabilities and equity:
Mortgage debt	325,822	416,374
Other liabilities	79,642	72,994
Equity	357,680	302,905
Total liabilities and equity	763,144	792,273
Company’s share of equity	196,506	136,743
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $1,630 and $1,085, respectively)	(13,995)	(14,540)
Carrying value of investments in unconsolidated entities	$182,511	$122,203

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

Operating Results

	For the year ended December 31,
	2015	2014	2013
Revenues	$69,017	$195,257	$214,582
Expenses:
Interest expense and loan cost amortization	15,666	45,587	52,349
Depreciation and amortization	23,928	66,249	70,024
Operating expenses, ground rent and general and administrative expenses	22,017	77,306	74,510
Total expenses	61,611	189,142	196,883
Net income before gain on sale of real estate	7,406	6,115	17,699
Gain on sale of real estate	35,462	218,626	8,128
Net income	$42,868	$224,741	$25,827
Company's share of net income, net of excess basis depreciation of $520, $513, and $562	$17,396	$81,179	$11,474
Equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive income of $35,167 for the year ended December 31, 2015 includes nonrecurring distributions from the sale of assets within two joint ventures that are in excess of the investments' carrying value by $17,771 for the year ended December 31, 2015.
The unconsolidated entities had total third party mortgage debt of $325,822 at December 31, 2015 that matures as follows:

Year	Amount
2016	$31,120
2017	—
2018	204,028
2019	16,250
2020	—
Thereafter	74,424
$325,822
Of the total outstanding debt related to assets held by the Company's unconsolidated entities, approximately $23,000 is recourse to the Company and $1,000 is recourse to the IAGM joint venture. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

6. Transactions with Related Parties
As of January 1, 2015, the Company is no longer a related party to The Inland Group, Inc. (the "Inland Group") as described below.
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). On March 12, 2014, as part of the Self-Management Transactions, the Company, the Business Manager, Inland American Lodging Advisor, Inc., a wholly owned subsidiary of the Business Manager ("ILodge"), the Property Manager, Inland American Industrial Management LLC ("Inland Industrial"), Inland American Office Management LLC ("Inland Office") and Inland American Retail Management LLC ("Inland Retail"), their parent, Inland American Holdco Management LLC ("Holdco") and collectively with Inland Industrial, Inland Office and Inland Retail, and Eagle I Financial Corp. ("Eagle") entered into a Master Modification Agreement (the "Master Modification Agreement") pursuant to which the Company agreed with the Business Manager to terminate the management agreement with the Business Manager, hired all of the Business Manager’s employees and acquired the assets or rights necessary to conduct the functions previously performed for the Company by the Business Manager. The Company also hired certain Property Manager employees and assumed responsibility for performing significant property management activities. The Company assumed certain limited liabilities of the Business Manager and the Property Managers, including accrued liabilities for employee holiday, sick and vacation time for those Business Manager and Property Manager employees who became employees of the Company and liabilities arising after the closing of the Master Modification Agreement under leases and contracts assigned to the Company. The Company did not assume, and the Business Manager is obligated to indemnify the Company against, any liabilities related to the pre-closing operations of the Business Manager. Eagle, an indirect wholly owned subsidiary of the Inland Group, guaranteed the Business Manager’s indemnity and other obligations under the Master Modification Agreement. The Company did not pay an internalization fee or self-management fee in connection with the Master Modification Agreement but reimbursed the Business Manager and Property Managers for specified transaction related expenses and employee payroll costs. The Company entered into a consulting agreement with Inland Group affiliates for a term of three months at $200 per month, which the Company elected not to renew pursuant to its terms.
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

The following table summarizes the Company’s related party transactions for the years ended December 31, 2015, 2014 and 2013.

	For the years ended December 31,			Unpaid amounts as of December 31,
	2015	2014	2013	2015	2014
General and administrative:
General and administrative reimbursement (a)	$—	$6,259	$15,751	$—	$331
Investment advisor fee (b)	—	1,158	1,667	—	80
Total general and administrative to related parties	$—	$7,417	$17,418	$—	$411
Property management fees (c)	$—	$12,182	$21,818	$—	$75
Business manager fee (d)	—	2,605	37,962	—	—
Loan placement fees (e)	—	224	519	—	—

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

In addition, the Company had directly retained affiliates of the Business Manager to provide back-office services that were provided to the Company through the Business Manager prior to the termination of the business management agreement. These service agreements were generally terminable without penalty by either party upon 60 days’ notice. These costs are reflected in general and administrative reimbursements above. During the year ended December 31, 2015, the Company sent termination notices for agreements with those affiliates of the Business Manager which provided information technology and investor services to the Company. During the year ended December 31, 2015, the Company sent a termination notice for the agreement with those affiliates of the Business Manager which provided human resource and property tax services to the Company. The Business Manager and its related parties were entitled to reimbursement for general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration.
Unpaid amounts of $411 as of December 31, 2014 are included in accounts payable and accrued expenses on the consolidated balance sheet.

(b)	The Company paid a related party of the Business Manager to purchase and monitor its investment in marketable securities. The Company terminated this agreement during the year ended December 31, 2015.

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

December 31, 2015, 2014 and 2013

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
In addition to these fees, the property managers received reimbursements of payroll costs for property level employees. The Company reimbursed the property managers and other affiliates $0, $5,848 and $11,019 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company incurred a business management fee of $37,962 for the year ended December 31, 2013, under the terms of its Business Manager Agreement, which was terminated March 12, 2014. After the Company’s stockholders received a non-cumulative, non-compounded return of 5.00% per annum on their "invested capital", the Company paid its Business Manager an annual business management fee of up to 1.00% of the “average invested assets,” payable quarterly in an amount equal to 0.25% of the average invested assets as of the last day of the immediately preceding quarter. For the year ended December 31, 2013 average invested assets were $10,742,053. The Company incurred a business management fee of $37,962, which was equal to 0.37% of average invested assets for the year ended December 31, 2013. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced in each particular quarter for investigation costs exclusive of legal fees incurred in conjunction with the SEC matter. During the year ended December 31, 2013, the Company incurred $2,038 of investigation costs, resulting in a business management fee expense of $37,962 for the year ended December 31, 2013.

(e)
The Company paid a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs were capitalized as loan fees and amortized over the respective loan term.

As of December 31, 2014, the Company had deposited $376 in Inland Bank and Trust, a subsidiary of Inland Bancorp, Inc., an affiliate of The Inland Real Estate Group, Inc. As of January 1, 2015, the Company is no longer a related party to the Inland Group as described above.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

7. Investment in Marketable Securities
Investment in marketable securities of $177,431 and $154,753 at December 31, 2015 and 2014, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $138,318 and $95,480 at December 31, 2015 and 2014, respectively. The Company's investment in marketable securities includes a 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $86,919 as of December 31, 2015. The cost basis of the Xenia securities held by the Company was $80,748 as of December 31, 2015, which is equal to approximately 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Spin-Off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $39,113, $59,273 and $71,369, which includes gross unrealized losses of $2,242, $1,328 and $3,189 as of December 31, 2015, 2014 and 2013, respectively. Securities with gross unrealized losses have a related fair value of $10,712 and $11,502 as of December 31, 2015 and 2014, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. During the years ended December 31, 2015 and 2014, the Company recorded no impairment compared to an impairment of $1,052 for the year ended December 31, 2013 for other-than-temporary declines on certain available-for-sale securities, which is included as a component of realized gain (loss) and (impairment) on securities, net on the consolidated statements of operations and comprehensive income.
Dividend income is recognized when earned. During the years ended December 31, 2015, 2014 and 2013, dividend income of $10,149, $11,497 and $16,926 was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

8. Leases
Operating Leases
Minimum lease payments to be received under operating leases, excluding student housing properties and assuming no expiring leases are renewed, are as follows:

For the year ending December 31,	Minimum Lease Payments
2016	$269,164
2017	216,959
2018	167,280
2019	130,814
2020	92,521
2021	64,789
2022	47,004
2023	37,379
2024	26,711
2025	18,317
Thereafter	90,733
Total	$1,161,671
The remaining lease terms range from one year to sixty-three years. The majority of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

9. Intangible Assets
The following table summarizes the Company’s identified intangible assets and intangible liabilities as of December 31, 2015 and 2014.

	Balance as of December 31,
	2015	2014
Intangible assets:
Acquired in-place lease	$302,247	$300,689
Acquired above market lease	26,270	33,687
Other intangible assets	2,800	2,800
Accumulated amortization	(260,186)	(247,471)
Intangible assets, net	$71,131	$89,705
Intangible liabilities:
Acquired below market lease	$69,163	$68,013
Accumulated amortization	(26,475)	(24,755)
Intangible liabilities, net	$42,688	$43,258
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
The following table summarized the amortization related to acquired above and below market lease costs and acquired in-place lease intangibles for the years ended December 31, 2015, 2014 and 2013.

	For the years ended December 31,
	2015	2014	2013
Amortization of:
Acquired above market lease costs	$(2,804)	$(4,711)	$(3,093)
Acquired below market lease costs	4,700	4,772	5,445
Net rental income increase	$1,896	$61	$2,352
Acquired in-place lease intangibles	$24,921	$30,342	$34,946
Other intangible assets	$933	$933	$311
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(2,234)	$(1,814)	$(1,370)	$(737)	$(419)	$(511)	$(7,085)
Acquired below market lease costs	4,341	4,194	4,028	3,629	3,217	23,279	42,688
Net rental income increase	$2,107	$2,380	$2,658	$2,892	$2,798	$22,768	$35,603
Acquired in-place lease intangibles	$20,619	$13,364	$7,694	$6,163	$3,974	$11,610	$63,424
Other intangible asset	622	—	—	—	—	—	622

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

10. Debt
During the years ended December 31, 2015 and 2014, the following debt transactions occurred:

Balance at December 31, 2013	$3,641,552
New financings	503,134
Paydown of debt	(358,450)
Assumed financings, net of discount	11,967
Extinguishment of debt	(614,900)
Amortization of discount/premium	7,332
Debt classified as discontinued operations	(1,199,027)
Balance at December 31, 2014	$1,991,608
New financings	406,563
Paydown of debt	(26,060)
Extinguishment of debt	(498,322)
Amortization of discount/premium	4,864
Balance at December 31, 2015	$1,878,653
Mortgages Payable
Mortgage loans outstanding as of December 31, 2015 and 2014 were $1,774,221 and $2,999,968 and had a weighted average interest rate of 4.94% and 4.63% per annum, respectively. Of these mortgage loans outstanding at December 31, 2014, approximately $1,200,688 related to liabilities of discontinued operations. Mortgage premium and discount, net, was a discount of $5,568 and $9,333 as of December 31, 2015 and 2014. Of this net mortgage discount as of December 31, 2014, $1,661 related to liabilities of discontinued operations.
As of December 31, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through August 2037, as follows:

For the year ended December 31,	As of December 31, 2015	Weighted average interest rate
2016	$275,203	4.84%
2017	600,431	5.43%
2018	187,506	2.91%
2019	—	—%
2020	7,925	3.21%
Thereafter	703,156	5.12%
Total	$1,774,221	4.94%
The Company is negotiating refinancing debt maturing in 2016. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2016, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $47,335 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of December 31, 2015, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $2,721 which matures in 2016. This loan is not cross collateralized with any other mortgage loans or recourse to the Company. As of December 31, 2014, the Company was in compliance with all

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

mortgage loan requirements, with the exception of one lodging property which was closed for business during the fourth quarter of 2014 due to earthquake damage. This property was included in the Spin-Off.
Credit Agreements
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. As of December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratio at December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The Company had $190,000 available under the term loan as of December 31, 2015. As of December 31, 2015, the interest rate of the term loan was 1.59%.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $300,000 available under the revolving line of credit as of December 31, 2015.
In 2013, the Company entered into a credit agreement with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $500,000. The credit facility consisted of a $300,000 senior unsecured revolving line of credit and a total outstanding term loan of $200,000. As of December 31, 2014, the interest rates of the revolving line of credit and unsecured term loan were 1.60% and 1.67%, respectively. Upon closing the credit agreement, the Company borrowed the full amount of the term loan which remained outstanding as of December 31, 2014 and was repaid during the year ended December 31, 2015. As of December 31, 2014, the Company had $300,000 available under the revolving line of credit. This credit agreement was refinanced on February 3, 2015, as described above.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

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
 For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2015
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$175,127	$—	$—
Real estate related bonds	—	2,304	—
Total assets	$175,127	$2,304	$—
Derivative interest rate instruments	$—	$(1,941)	$—
Total liabilities	$—	$(1,941)	$—

	Fair Value Measurements at December 31, 2014
	Using Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Using Significant Other Unobservable Inputs (Level 3)
Available-for-sale real estate equity securities	$151,062	$—	$—
Real estate related bonds	—	3,691	—
Total assets	$151,062	$3,691	$—
Derivative interest rate instruments	$—	$(1,744)	$—
Total liabilities	$—	$(1,744)	$—
Level 1
At December 31, 2015 and 2014, the fair value of the available for sale real estate equity securities have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available. Unrealized gains or

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2015 and 2014, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2015 and 2014, the Company had entered into interest rate swap agreements with a notional value of $157,000 and $51,283, respectively.
Level 3
At December 31, 2015 and 2014, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain non-cash gains and impairment charges to reflect the investments at their fair values for the years ended December 31, 2015 and 2014. The asset groups that were reflected at fair value through this evaluation are:

	As of December 31, 2015		As of December 31, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Investment properties	$126,842	$108,154	$137,723	$80,774
Investment in unconsolidated entities	—	—	7,486	8,464
Total	$126,842	$108,154	$145,209	$89,238
Investment Properties
During the years ended December 31, 2015, 2014, and 2013, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company’s estimated fair value relating to the investment properties’ impairment analysis was based on a comparison of purchase contracts and ten-year discounted cash flow models, which included contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. During the year ended December 31, 2015, capitalization rates ranging from 7.50% to 8.75% and discount rates ranging from 8.00% to 10.75% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. During the year ended December 31, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.50% were utilized in the model. During the year ended December 31, 2013, capitalization rates ranging from 6.25% to 10.50% and discount rates ranging from 6.75% to 12.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates.
The Company recorded an impairment of $15,987 on two retail properties for the year ended December 31, 2015 based on purchase contracts. Also during the year ended December 31, 2015, the Company completed the Railyards Transaction. See joint venture disclosure in "Note 5. Investment in Partially Owned Entities". The Company’s estimated fair value relating to the

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

investment property's impairment analysis was based on a third party independent appraisal obtained as of September 30, 2015. The appraisal utilized a twelve-year discounted cash flow model, which includes inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. A discount rate of 14% was utilized in the model and is based upon observable rates within a reasonable range of current market rates. It was determined the property was impaired and therefore was written down to fair value. The Company recorded an impairment charge of $92,167 for this property during the year ended December 31, 2015.
During the final closing of the net lease asset portfolio on May 8, 2014, the purchaser terminated the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset, AT&T - St. Louis. As a result of the purchase agreement termination, it was re-classified from held for sale to held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014. The Company estimated fair value based on ten-year discounted cash flow models, which included contractual inflows and outflows over a specific holding period. The cash flows consisted of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions. A capitalization rate of approximately 7.75% and a discount rate of approximately 8.00% were utilized in the AT&T - St. Louis fair value model and are based on observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the asset's fair value was less than the carrying value. Therefore the Company recorded an impairment charge of $71,599 during the year ended December 31, 2014.
During the year ended December 31, 2013, the Company also identified one large single tenant office property, AT&T-Hoffman Estates, in which it was exploring a potential disposition. After the Company began exploring a potential sale of the property, it became aware of circumstances in which the tenant was considering vacating the space. Although the original term of the lease does not expire until August 2016, the Company analyzed various leasing and sale scenarios for the single tenant property. The Company’s estimated fair value relating to the investment property's impairment analysis was based on ten-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates. The capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.00% to 8.50% were utilized in this model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the property was impaired and therefore, written down to fair value. The Company recorded an impairment charge of $147,480 for this asset during the year ended December 31, 2013.
For the years ended December 31, 2015, 2014 and 2013, the Company recorded an impairment of investment properties of $108,154, $80,774 and $201,014, respectively, in continuing operations. During the year ended December 31, 2013, the Company adjusted its notes receivable impairment allowance and recorded a gain of $5,334 for the year ended December 31, 2013, which has been included in provision for asset impairment on the consolidated statement of operations and comprehensive income. Certain properties were impaired prior to disposition. There were no related impairment charges for those properties included in discontinued operations for the year ended December 31, 2015. There were $4,665 and $51,692 in related impairment charges included in discontinued operations for the years ended December 31, 2014 and 2013, respectively.
Investment in Unconsolidated Entities
During the year ended December 31, 2015, the Company identified no investment in an unconsolidated entity that may be other than temporarily impaired.
During the year ended December 31, 2014, the Company identified one investment in an unconsolidated entity that may be other than temporarily impaired. The Company's estimated fair value relating to the investment in the unconsolidated entity's impairment analysis was based on the expected future distributions of the joint venture as the entity has sold all of the assets included in the joint venture. As a result of this analysis, for the year ended December 31, 2014, the Company recorded an impairment of $8,464 related to this unconsolidated entity.
During the year ended December 31, 2013, the Company identified certain investments in unconsolidated entities that may be other than temporarily impaired. The Company's estimated fair value relating to the investment in unconsolidated entities'

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

impairment analysis was based on analyzing each joint venture partner's respective waterfall distribution, letters of intent or purchase contracts, broker opinions of value, and expected future cash distributions of the Company's interest in the underlying assets of the investment using a net asset value model. The net asset value model utilizes an income capitalization analysis and consists of unobservable inputs such as forecasted net operating income and capitalization rates based on market conditions.  During the year ended December 31, 2013, capitalization rates ranging from 6.50% to 8.25% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. For the year ended December 31, 2013, the Company recorded an impairment of investments in unconsolidated entities of $5,528.
Notes Receivable
For the year ended December 31, 2013, the Company determined that a re-evaluation of its notes receivable impairment allowance was appropriate because there had been a significant change in the amount of an impaired note's expected future cash flows. The Company assessed the note receivable impairment allowance by estimating the value of the underlying collateral using comparable property sales, which are observable in the market. As a result, the Company adjusted its notes receivable impairment allowance and recorded a gain of $5,334 for the year ended December 31, 2013, which has been included in provision for asset impairment on the consolidated statement of operations and comprehensive income. There was no impairment of notes receivable recorded during the years ended December 31, 2015 and 2014.
Consolidated Investments
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgage and notes payable	$1,774,221	$1,789,464	$2,999,968	$3,022,002
Line of credit	110,000	110,000	200,000	200,000
The Company estimates the fair value of its debt instruments using a weighted average effective interest rate of 4.52% per annum. The fair value estimate of the line of credit approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

12. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, the Company owned substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. ("MB REIT"), which the Company consolidates for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a Qualified REIT Subsidiary ("QRS") of the Company and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, MB REIT is currently disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for federal income tax purposes as those of the Company.
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
The components of income tax expense for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015			2014			2013
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$1,273	$643	$1,916	$609	$308	$917	$339	$870	$1,209
Deferred	—	—	—	—	—	—	22	—	22
Income tax provision from continuing operations	$1,273	$643	$1,916	$609	$308	$917	$361	$870	$1,231
Income tax provision from discontinued operations	$(1,144)	$2,017	$873	$8,605	$3,051	$11,656	$1,737	$1,791	$3,528

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Net operating loss	$—	$6,471
Deferred income	—	1,833
Basis difference on property	71,515	48,403
Depreciation expense	—	1,066
Miscellaneous	—	593
Total deferred tax assets	$71,515	$58,366
Less: Valuation allowance	(71,515)	(55,973)
Net deferred tax assets	$—	$2,393
Deferred tax liabilities	$—	$—
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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. A valuation allowance of $71,515 has been recognized to reduce the deferred tax assets to zero at December 31, 2015. The amount of the deferred tax assets considered realizable, however, could be increased in the near term if estimates of taxable income indicate the ability to realize the deferred tax assets.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2015. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013 or in the consolidated balance sheets as of December 31, 2015 and 2014. As of December 31, 2015, the Company’s 2014, 2013, and 2012 tax years remain subject to examination by U.S. and various state tax jurisdictions.
Distributions
For federal income tax purposes, distributions may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividends, qualified dividends or capital gain distributions. Distributions in excess of these earnings and profits will constitute a non-taxable return of capital rather than a dividend and will reduce the recipient’s basis in the shares.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2015 is as follows:

	For the year ended December 31,
	2015	2014	2013
Ordinary income	$0.24	$0.44	$0.50
Return of capital	2.69	0.06	—
Total distributions per share	$2.93	$0.50	$0.50

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

13. Segment Reporting
For the year-ended December 31, 2015, the Company's portfolio strategy was to continue to focus on the retail and student housing asset classes. The non-core segment includes multi-tenant office and triple-net properties. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, investment in unconsolidated entities and notes receivable.
For the year ended December 31, 2015, approximately 13% of the Company’s rental revenue (excluding student housing) from continuing operations, included in the non-core segment, was generated by three properties leased to AT&T, Inc. As a result of the concentration of revenue generated from these properties, if AT&T were to cease paying rent or fulfilling its other monetary obligations, the Company could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants.
The following table summarizes net operating income by segment as of and for the year ended December 31, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$368,791	$203,047	$80,692	$85,052
Straight line adjustment	1,871	3,767	129	(2,025)
Tenant recovery income	69,668	63,907	674	5,087
Other property income	9,714	3,474	4,805	1,435
Total income	$450,044	$274,195	$86,300	$89,549
Operating expenses	128,480	83,231	32,058	13,191
Net operating income	$321,564	$190,964	$54,242	$76,358
Non allocated expenses (a)	(228,619)
Other income and expenses (b)	(21,613)
Equity in earnings of unconsolidated entities (c)	35,493
Provision for asset impairment (d)	(108,154)
Net income from continuing operations	$(1,329)
Income from discontinued operations	4,808
Less: net loss attributable to noncontrolling interests	(15)
Net income attributable to Company	$3,464
Balance Sheet Data:
Real estate assets, net (e)	$3,467,004	$2,006,253	$924,225	$536,526
Non-segmented assets (f)	746,415
Total assets	$4,213,419
Capital expenditures (g)	$13,477	$9,910	$1,514	$2,053

(a)	Non allocated expenses consist of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, loss on extinguishment of debt, loss on contribution to joint venture, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $15,987 related to two retail properties, and $92,167 related to one non-core development.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

(g)	Capital expenditures exclude capital expenditures related to the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

The following table summarizes net operating income by segment as of and for the year ended December 31, 2014.

	Total	Retail	Student Housing	Non-core
Rental income	$374,021	$203,241	$69,630	$101,150
Straight line adjustment	3,046	4,462	287	(1,703)
Tenant recovery income	66,046	59,860	559	5,627
Other property income	9,361	4,813	4,050	498
Total income	$452,474	$272,376	$74,526	$105,572
Operating expenses	136,715	87,100	32,748	16,867
Net operating income	$315,759	$185,276	$41,778	$88,705
Non allocated expenses (a)	(220,674)
Other income and expenses (b)	44,569
Equity in earnings of unconsolidated entities (c)	137,531
Provision for asset impairment (d)	(80,774)
Net loss income continuing operations	$196,411
Income from discontinued operations	290,247
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$486,642
Balance Sheet Data:
Real estate assets, net (e)	$3,292,130	$2,044,063	$635,787	$612,280
Non-segmented assets (f)	4,205,186
Total assets	$7,497,316
Capital expenditures (g)	$19,374	$16,828	$254	$2,292

(a)	Non allocated expenses consist of general and administrative expenses, business management fee and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, gain on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in earnings of unconsolidated entities includes the gain, (loss) and (impairment) of investment in unconsolidated entities.

(d)	Total provision for asset impairment included $80,774 related to five non-core properties.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

(g)	Capital expenditures exclude capital expenditures related to the lodging properties included in the Spin-Off of Xenia.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

The following table summarizes net operating income by segment as of and for the year ended December 31, 2013.

	Total	Retail	Student Housing	Non-core
Rental income	$372,476	$215,134	$55,773	$101,569
Straight line adjustment	5,400	5,197	373	(170)
Tenant recovery income	71,207	64,928	521	5,758
Other property income	7,202	3,823	2,808	571
Total income	$456,285	$289,082	$59,475	$107,728
Operating expenses	135,115	93,629	24,015	17,471
Net operating income	$321,170	$195,453	$35,460	$90,257
Non allocated expenses (a)	(253,351)
Other income and expenses (b)	(67,135)
Equity in loss of unconsolidated entities (c)	8,517
Provision for asset impairment (d)	(195,680)
Net loss from continuing operations	$(186,479)
Income from discontinued operations	430,543
Less: net income attributable to noncontrolling interests	(16)
Net income attributable to Company	$244,048

(a)	Non allocated expenses consist of general and administrative expenses, business management fee and depreciation and amortization.

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

(d)
Total provision for asset impairment included $21,179 related to four retail properties, and $179,835 related to twelve non-core properties. On December 31, 2013, the Company adjusted the impairment allowance for notes receivable for a gain of $5,334.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

14. Earnings (loss) Per Share and Equity Transactions
Basic earnings (loss) per share ("EPS") are computed using the two-class method by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except weighted average share and per share amounts):

	Years Ended December 31,
	2015	2014	2013
Net (loss) income from continuing operations	$(1,329)	$196,411	$(186,479)
Less: Dividends on common stock	(138,614)	(436,875)	(450,106)
Less: Dividends on unvested restricted stock units	—	—	—
Less: Undistributed (income) loss allocated to unvested shares	—	—	—
Less: Net income attributable to noncontrolling interests	(15)	(16)	(16)
Undistributed loss	$(139,958)	$(240,480)	$(636,601)
Add back: Dividends on common stock	138,614	436,875	450,106
Distributed and undistributed income (loss) from continuing operations - basic and diluted	$(1,344)	$196,395	$(186,495)
Income from discontinued operations allocated to common stockholders:	$4,808	$290,247	$430,543
Weighted average shares outstanding:
Weighted average shares outstanding - basic and diluted	861,830,627	878,064,982	899,842,722
Basic and diluted income (loss) per share:
Income (loss) from continuing operations allocated common shareholders per share:	$—	$0.22	$(0.21)
Income from discontinued operations allocated common shareholders per share:	$0.01	$0.33	$0.48

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted stock units	$—	$—	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted stock units	243	—	—
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

15. Stock-Based Compensation
Share Unit Plans
The Company has maintained the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company’s retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Lodging Plan"), with respect to the Company’s lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company’s student housing business (collectively, the "Share Unit Plans").  Each Share Unit Plan provides or provided, as applicable, for the grant of "share unit" awards to eligible participants.  The value of a "share unit" was determined based on a phantom capitalization of the Company’s retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or University House, as applicable.  Vesting of the share units granted in 2014 and 2015 is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
On January 9, 2015, in connection with the spin-off of the lodging business, the Company terminated the Lodging Plan. No new share unit awards will be made under the Lodging Plan, and the Lodging Plan will be maintained by Xenia going forward with respect to awards outstanding as of the termination of the plan.
Effective June 19, 2015, in connection with the adoption of the Incentive Award Plan (as defined below) the Company terminated the Retail Plan. Outstanding share unit awards granted under the Retail Plan with an aggregate grant date value of $6,733 will remain outstanding and subject to the terms of the Retail Plan and the applicable award agreement. No new share unit awards will be made under the Retail Plan. The Student Housing Plan has not been terminated and remains in effect. During the year ended December 31, 2014, awards with an aggregate grant date value of $1,735 were granted and remain outstanding under the Student Housing Plan. During the year ended December 31, 2015, additional awards with an aggregate grant date value of $2,086 were granted and remain outstanding under the Student Housing Plan.
As a triggering event has not occurred with respect to the Company's retail, non-core or student housing businesses, the Company did not recognize stock-based compensation expense related to the Retail Plan or the Student Housing Plan for the years ended December 31, 2015 and 2014.
Incentive Award Plan
Effective as of June 19, 2015, the board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the 2015 Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. As of December 31, 2015, 28,310,375 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity during the year ended December 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Price at Grant Date
Outstanding at January 1, 2015	—	—
Restricted stock units granted	1,689,625	$4.00
Restricted stock units vested	(628,695)	4.00
Restricted stock units forfeited	(109,375)	4.00
Outstanding at December 31, 2015	951,555	$4.00
As of December 31, 2015, there was $3,806 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan. The outstanding restricted stock units have vesting schedules through December 2017. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. During the year ended December 31, 2015, the Company recognized stock-based compensation expense of $2,515 related to the Incentive Award Plan.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

16. Commitments and Contingencies
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
Shortly after the Company disclosed the existence of the SEC Investigation, the Company received three related demands ("Derivative Demands") by stockholders to conduct investigations regarding claims that the Company's officers, the Company's board of directors, former Business Manager, and affiliates of the Company's former Business Manager breached their fiduciary duties to the Company in connection with the matters that the Company disclosed were subject to the SEC Investigation.
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
On March 2, 2015, counsel for the stockholders who made the second Derivative Demand filed a derivative lawsuit in the Circuit Court of Cook County, Illinois, on behalf of the Company. The court entered an order consolidating the action with the Trumbo case on March 26, 2015 (the "Consolidated Action"). On September 18, 2015, the parties entered into the Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement") to resolve all matters related to the Derivative Demands, including all claims raised in the Consolidated Action and the claims authorized by the Board. The Settlement calls for a payment to the Company of $7,300 in net proceeds from Midwest Risk Management, LLC, as agent for the Inland Entities. In addition, the Settlement releases the Company’s directors, officers, and former external managers and their affiliates from any liability related to the allegations asserted in the demand letters and the Consolidated Action, and any additional allegations investigated by the special litigation committee. The Settlement also results in the dismissal of the Consolidated Action with prejudice.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

On October 23, 2015, the Circuit Court of Cook County, Illinois approved the Settlement as fair, reasonable, adequate and in the best interests of the Company and its stockholders. Under the terms of the Settlement, the settlement payment was remitted to InvenTrust during the quarter ended December 31, 2015 when the time to appeal the court’s approval of the Settlement expired. The Company has recorded the settlement payment as other income on the consolidated statement of operations and comprehensive income for the year ended December 31, 2015.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the Company's financial statements.
17. Subsequent Events
On December 23, 2015, the Company announced the spin-off of assets included in the non-core segment through the pro-rata distribution of 100% of the outstanding shares of common stock of Highlands REIT, Inc. ("Highlands"), a wholly-owned subsidiary of InvenTrust that was formed to hold a number of non-core assets. Highlands has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission ("SEC") in connection with the proposed spin-off. On February 5, 2015, Highlands filed a new preliminary registration statement on Form 10 with the SEC in replacement of the initial filing.
On January 3, 2016, the Company executed a definitive purchase agreement with UHC Acquisition Sub LLC, a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, under which the joint venture’s subsidiary will acquire the Company's student housing platform, University House. The agreement’s gross all-cash value is $1,400,000. Under the terms of the agreement, the final net proceeds will be determined at the closing of the transaction following the determination of several events and closing considerations.
On February 26, 2016, the Company sold its interest in its student housing joint venture, Eugene, to the joint venture partner for proceeds of $5,400.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

December 31, 2015, 2014 and 2013

18. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2015 and 2014.

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total income	$118,578	$112,739	$109,059	$109,668
Net income from discontinued operations	1,766	713	88	2,241
Net income (loss)	31,218	(95,639)	62,067	5,833
Net income (loss) attributable to Company	31,219	(95,647)	62,067	5,825
Net income (loss) per common share, basic and diluted (1)	$0.05	($0.11)	$0.07	$—
Weighted average number of common shares outstanding, basic and diluted (1)	861,847,987	861,824,777	861,824,777	861,824,777

	For the quarter ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total income	$109,154	$110,732	$114,099	$118,489
Net income from discontinued operations	81,954	24,357	49,904	134,032
Net income	294,120	52,560	9,497	130,481
Net income attributable to Company	294,120	52,552	9,489	130,481
Net income per common share, basic and diluted (1)	$0.33	$0.06	$0.01	$0.15
Weighted average number of common shares outstanding, basic and diluted (1)	861,824,777	861,627,855	876,951,378	912,594,434
(1) Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Retail
ANDERSON CENTRAL Anderson, SC	13,653	2,800	9,961	—	390	2,800	10,351	13,151	2,257	2010
ATASCOCITA SHOPPING CENTER Humble, TX	—	1,550	7,994	(398)	(2,838)	1,152	5,156	6,308	923	2005
BARTOW MARKETPLACE Atlanta, GA	23,298	5,600	20,154	—	537	5,600	20,691	26,291	4,249	2010
BEAR CREEK VILLAGE CENTER Wildomar, CA	13,752	3,523	12,384	—	24	3,523	12,408	15,931	3,133	2009
BELLERIVE PLAZA Nicholasville, KY	6,092	2,400	7,749	—	356	2,400	8,105	10,505	2,457	2007
BENT TREE PLAZA Raleigh, NC	5,500	1,983	7,093	—	73	1,983	7,166	9,149	1,855	2009
BOYNTON COMMONS Miami, FL	27,854	11,400	17,315	—	609	11,400	17,924	29,324	3,714	2010
BRANDON CENTRE SOUTH Brandon, FL	16,133	5,720	19,500	—	1,367	5,720	20,867	26,587	6,361	2007
BROOKS CORNER San Antonio, TX	13,327	10,600	13,648	—	3,050	10,600	16,698	27,298	5,823	2006

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
BUCKHEAD CROSSING Atlanta, GA	33,215	7,565	27,104	—	(235)	7,565	26,869	34,434	6,618	2009
BUCKHORN PLAZA Bloomsburg, PA	9,025	1,651	11,770	—	2,122	1,651	13,892	15,543	4,344	2006
CENTERPLACE OF GREELEY Greeley, CO	14,869	3,904	14,715	—	303	3,904	15,018	18,922	3,924	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	62	2,669	10,901	13,570	3,499	2007
CHEYENNE MEADOWS Colorado Springs, CO	6,200	2,023	6,991	—	90	2,023	7,081	9,104	1,874	2009
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	(62)	1,143	4,528	5,671	1,143	2009
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	—	1,717	3,970	15,449	19,419	5,156	2007
CUSTER CREEK VILLAGE Richardson, TX	10,149	4,750	12,245	—	213	4,750	12,458	17,208	3,812	2007
CYPRESS TOWN CENTER Houston, TX	—	1,850	11,630	(805)	(6,440)	1,045	5,190	6,235	887	2005

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
DONELSON PLAZA Nashville, TN	2,315	1,000	3,147	—	—	1,000	3,147	4,147	1,009	2007
DOTHAN PAVILLION Dothan, AL	—	8,200	38,759	—	1,244	8,200	40,003	48,203	10,460	2009
EAST GATE Aiken, SC	6,800	2,000	10,305	—	529	2,000	10,834	12,834	3,368	2007
ELDRIDGE TOWN CENTER Houston, TX	—	3,200	16,663	—	868	3,200	17,531	20,731	6,479	2005
FABYAN RANDALL PLAZA Batavia, IL	—	2,400	22,198	(926)	(13,761)	1,474	8,437	9,911	961	2006
FAIRVIEW MARKET Simpsonville, SC	2,219	1,140	5,241	—	4	1,140	5,245	6,385	1,255	2009
FURY'S FERRY Augusta, GA	6,381	1,600	9,783	—	635	1,600	10,418	12,018	3,332	2007
GARDEN VILLAGE San Pedro, CA	9,884	3,188	16,522	—	(165)	3,188	16,357	19,545	4,010	2009
GATEWAY MARKET CENTER Tampa, FL	23,173	13,600	4,992	—	566	13,600	5,558	19,158	1,494	2010

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
GATEWAY PLAZA Jacksonville, NC	8,927	4,700	6,769	(1,171)	(37)	3,529	6,732	10,261	1,481	2010
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	—	7,200	26,984	—	117	7,200	27,101	34,301	6,025	2009
GRAVOIS DILLON PLAZA High Ridge, MO	12,630	7,300	—	—	16,341	7,300	16,341	23,641	5,187	2007
HERITAGE CROSSING Wilson, NC	—	4,400	22,921	—	1,341	4,400	24,262	28,662	5,154	2010
HERITAGE PLAZA - CHICAGO Carol Stream, IL	10,040	5,297	8,831	(420)	428	4,877	9,259	14,136	2,310	2009
HIGHLAND PLAZA Katy, TX	—	2,450	15,642	(520)	(5,825)	1,930	9,817	11,747	1,807	2005
HIRAM PAVILION Hiram, GA	37,609	4,600	16,832	—	2,087	4,600	18,919	23,519	4,212	2010
INTECH RETAIL Indianapolis, IN	2,721	819	2,038	—	123	819	2,161	2,980	594	2009

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
JAMES CENTER Tacoma, WA	12,500	4,497	16,219	—	120	4,497	16,339	20,836	4,222	2009
LAKEPORT COMMONS Sioux City, IA	—	7,800	39,984	—	4,229	7,800	44,213	52,013	12,718	2007
LEGACY CROSSING Marion, OH	10,890	4,280	13,896	—	307	4,280	14,203	18,483	4,610	2007
LINCOLN MALL Lincoln, RI	—	11,000	50,395	—	6,733	11,000	57,128	68,128	18,701	2006
LINCOLN VILLAGE Chicago, IL	22,035	13,600	25,053	—	871	13,600	25,924	39,524	8,499	2006
LORD SALISBURY CENTER Salisbury, MD	12,600	11,000	9,567	—	100	11,000	9,667	20,667	3,004	2007
MARKET AT MORSE / HAMILTON Columbus, OH	—	4,490	8,734	(907)	(3,131)	3,583	5,603	9,186	773	2007
MARKET AT WESTLAKE Westlake Hills, TX	4,803	1,200	6,274	—	79	1,200	6,353	7,553	2,001	2007
MCKINNEY TOWN CENTER McKinney, TX	—	16,297	22,562	—	969	16,297	23,531	39,828	4,986	2007

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
NEW FOREST CROSSING II Houston, TX	—	1,490	3,922	(253)	(977)	1,237	2,945	4,182	537	2006
NORTHWEST MARKETPLACE Houston, TX	19,965	2,910	30,340	—	882	2,910	31,222	34,132	9,310	2007
NTB ELDRIDGE Houston, TX	—	960	—	—	—	960	—	960	—	2005
PARADISE PLACE West Palm Beach, FL	10,149	3,975	5,912	—	27	3,975	5,939	9,914	1,235	2010
PARADISE SHOPS OF LARGO Largo, FL	6,248	4,640	7,483	—	105	4,640	7,588	12,228	2,797	2005
PARKWAY CENTRE NORTH Grove City, OH	13,900	4,680	16,046	—	2,054	4,680	18,100	22,780	5,790	2007
PARKWAY CENTRE NORTH OUTLOT B Grove City, OH	2,200	900	2,590	—	99	900	2,689	3,589	862	2007
PAVILION AT LAQUINTA LaQuinta, CA	24,200	15,200	20,947	—	912	15,200	21,859	37,059	5,170	2009
PAVILIONS AT HARTMAN HERITAGE Independence, MO	23,450	9,700	28,849	—	5,245	9,700	34,094	43,794	10,415	2007
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	—	1,763	1,742	8,265	10,007	1,742	2009
PENN PARK Oklahoma City, OK	31,000	6,260	29,424	—	2,082	6,260	31,506	37,766	9,729	2007

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	16	3,705	6,316	10,021	454	2014
POPLIN PLACE Monroe, NC	—	6,100	27,790	—	1,683	6,100	29,473	35,573	7,715	2008
PROMENADE FULTONDALE Fultondale, AL	—	5,540	22,414	(1,022)	121	4,518	22,535	27,053	5,461	2009
QUEBEC SQUARE Denver, CO	23,550	9,579	40,086	—	19	9,579	40,105	49,684	1,447	2014
RIO PINOR PLAZA Orlando, FL	—	5,171	26,903	—	—	5,171	26,903	32,074	83	2015
RIVERSTONE SHOPPING CENTER Missouri City, TX	18,350	12,000	26,395	—	510	12,000	26,905	38,905	8,409	2007
RIVERVIEW VILLAGE Arlington, TX	10,121	6,000	9,649	—	753	6,000	10,402	16,402	3,135	2007
ROSE CREEK Woodstock, GA	4,200	1,443	5,630	—	(43)	1,443	5,587	7,030	1,443	2009
ROSEWOOD SHOPPING CENTER Columbia, SC	3,100	1,138	3,946	—	14	1,138	3,960	5,098	1,029	2009
SARASOTA PAVILION Sarasota, FL	40,425	12,000	25,823	—	938	12,000	26,761	38,761	5,618	2010
SCOFIELD CROSSING Austin, TX	8,435	8,100	4,992	—	94	8,100	5,086	13,186	1,633	2007

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
SHERMAN PLAZA Evanston, IL	30,275	9,655	30,982	—	9,092	9,655	40,074	49,729	12,269	2006
SHERMAN TOWN CENTER Sherman, TX	—	4,850	49,273	—	646	4,850	49,919	54,769	16,202	2006
SHERMAN TOWN CENTER II Sherman, TX	—	3,000	14,805	—	(20)	3,000	14,785	17,785	2,735	2010
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	1,516	9,340	21,767	31,107	5,559	2008
SILVERLAKE Erlanger, KY	5,000	2,031	6,975	—	(17)	2,031	6,958	8,989	1,852	2009
SONTERRA VILLAGE San Antonio, TX	—	5,150	15,095	—	—	5,150	15,095	20,245	—	2015
SOUTHGATE VILLAGE Pelham, AL	5,000	1,789	6,266	—	18	1,789	6,284	8,073	1,636	2009
SPARKS CROSSING Sparks, NV	—	10,330	23,238	—	232	10,330	23,470	33,800	4,203	2011
SPRING TOWN CENTER Spring, TX	—	3,150	12,433	—	125	3,150	12,558	15,708	4,374	2006
SPRING TOWN CENTER III Spring, TX	—	1,320	3,070	—	2,089	1,320	5,159	6,479	1,473	2007

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
STATE STREET MARKET Rockford, IL	9,900	3,950	14,184	—	1,894	3,950	16,078	20,028	5,565	2006
STONECREST MARKETPLACE Lithonia, GA	34,516	6,150	23,321	—	781	6,150	24,102	30,252	5,124	2010
STREETS OF CRANBERRY Cranberry Township, PA	—	4,300	20,215	—	8,318	4,300	28,533	32,833	8,343	2007
STREETS OF INDIAN LAKES Hendersonville, TN	—	8,825	48,679	(2,139)	(20,523)	6,686	28,156	34,842	177	2008
SUNCREST VILLAGE Orlando, FL	8,400	6,742	6,403	—	55	6,742	6,458	13,200	454	2014
SYCAMORE COMMONS Matthews, NC	48,382	12,500	31,265	—	927	12,500	32,192	44,692	7,623	2010
THE CENTER AT HUGH HOWELL Tucker, GA	7,722	2,250	11,091	—	772	2,250	11,863	14,113	3,835	2007
THE MARKET AT HILLIARD Hilliard, OH	11,205	4,432	13,308	—	3,235	4,432	16,543	20,975	5,442	2005
THE SHOPS AT WALNUT CREEK Westminster, CO	28,630	10,132	44,089	—	—	10,132	44,089	54,221	1,200	2015
THOMAS CROSSROADS Newnan, GA	5,000	1,622	8,322	—	288	1,622	8,610	10,232	2,201	2009

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
TOMBALL TOWN CENTER Tomball, TX	—	1,938	14,233	360	6,267	2,298	20,500	22,798	6,412	2005
TRIANGLE CENTER Longview, WA	20,760	12,770	24,556	—	3,519	12,770	28,075	40,845	9,737	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	—	8,000	42,272	4,770	8,806	12,770	51,078	63,848	9,782	2010
UNIVERSAL PLAZA Lauderhill, FL	9,887	2,900	4,950	—	220	2,900	5,170	8,070	1,039	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	27,000	7,250	25,326	—	6,150	7,250	31,476	38,726	6,349	2010
WALDEN PARK SHOPPING CENTER Austin, TX	—	3,183	5,278	—	4	3,183	5,282	8,465	458	2013
WARD'S CROSSING Lynchburg, VA	12,904	2,400	11,417	—	4	2,400	11,421	13,821	2,513	2010
WASHINGTON PARK PLAZA Homewood, IL	30,600	6,500	33,912	(110)	(10,821)	6,390	23,091	29,481	17	2005
WEST CREEK SHOPPING CENTER Austin, TX	—	5,151	8,659	—	(2)	5,151	8,657	13,808	724	2013
WESTPARK SHOPPING CENTER Glen Allen, VA	—	7,462	24,164	—	—	7,462	24,164	31,626	578	2013

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
WESTPORT VILLAGE Louisville, KY	20,101	4,775	26,950	—	424	4,775	27,374	32,149	2,744	2013
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	93	19,000	70,368	89,368	10,881	2011
WINCHESTER TOWN CENTER Houston, TX	—	495	3,966	—	49	495	4,015	4,510	1,490	2005
WINDERMERE VILLAGE Houston, TX	—	1,220	6,331	—	1,038	1,220	7,369	8,589	2,678	2005
WOODBRIDGE Wylie, TX	—	—	—	9,509	38,786	9,509	38,786	48,295	7,131	2009
WOODLAKE CROSSING San Antonio, TX	7,575	3,420	14,153	—	3,132	3,420	17,285	20,705	3,824	2009

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Student Housing
UH BIRMINGHAM Birmingham, AL	—	4,250	27,458	—	161	4,250	27,619	31,869	8,587	2007
ASU POLYTECHNIC STUDENT HOUSING Mesa, AZ	—	—	12,122	—	(412)	—	11,710	11,710	1,732	2012
FIELDS APARTMENT HOMES Bloomington, IN	18,700	1,850	29,783	—	740	1,850	30,523	32,373	9,567	2007
THE RADIAN Radian, PA	67,418	—	79,997	—	12,160	—	92,157	92,157	24,233	2007
UH BATON ROUGE Baton Rouge, LA	—	9,615	96,999	—	—	9,615	96,999	106,614	625	2015
UH CENTRAL FLORIDA Orlando, FL	47,000	13,319	51,478	—	28	13,319	51,506	64,825	7,128	2012
UH BLVD Charlotte, NC	29,514	3,191	49,914	—	—	3,191	49,914	53,105	782	2015
UH DENVER Denver, CO	—	9,377	30,990	—	77	9,377	31,067	40,444	1,086	2014
UH FAYETTEVILLE Fayetteville, AR	21,075	3,957	37,485	—	12	3,957	37,497	41,454	4,841	2013
UH FULLERTON Fullerton, CA	—	29,324	100,832	—	828	29,324	101,660	130,984	9,962	2013
UH 13TH STREET Gainesville, FL	—	6,561	36,879	—	992	6,561	37,871	44,432	10,697	2007
UH ACADIANA Lafayette, LA	—	—	16,357	—	1,839	—	18,196	18,196	5,533	2007

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
UH MIDTOWN Atlanta, GA	48,037	13,013	61,391	—	—	13,013	61,391	74,404	754	2015
UH TCU Fort Worth, TX	7,925	2,010	13,166	—	96	2,010	13,262	15,272	1,458	2013
UH TEMPE Tempe, AZ	65,299	5,757	91,998	1,498	23,232	7,255	115,230	122,485	9,575	2013
UH RETREAT Raleigh, NC	24,360	2,200	36,364	—	79	2,200	36,443	38,643	4,121	2012
UH RETREAT Tallahassee, FL	32,228	4,075	48,636	—	118	4,075	48,754	52,829	5,761	2012
UH TUSCALOOSA Tuscaloosa, AL	—	4,744	51,495	—	—	4,744	51,495	56,239	500	2015
Non-core
AT&T CLEVELAND Cleveland, OH	18,656	870	40,033	—	240	870	40,273	41,143	12,514	2005
AT&T - ST LOUIS St Louis, MO	112,695	8,000	170,169	(3,312)	(109,523)	4,688	60,646	65,334	2,475	2007
ATLAS - ST PAUL St. Paul, MN	—	3,890	10,093	—	—	3,890	10,093	13,983	2,914	2007
ATLAS - NEW ULM New Ulm, MN	—	900	9,359	—	—	900	9,359	10,259	2,707	2007
BRIDGESIDE POINT OFFICE BLDG Pittsburg, PA	—	1,525	28,609	—	826	1,525	29,435	30,960	10,162	2006
CITIZENS (CFG) RHODE ISLAND Providence, RI	—	1,278	3,817	(702)	(2,947)	576	870	1,446	89	1970

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
DENVER HIGHLANDS Highlands Ranch, CO	—	1,700	11,839	—	37	1,700	11,876	13,576	3,872	2006
DULLES EXECUTIVE PLAZA Herndon, VA	68,750	15,500	96,083	—	4,824	15,500	100,907	116,407	34,472	2006
HASKELL - ROLLING PLAINS FACILITY Haskell, TX	—	45	19,733	—	1	45	19,734	19,779	5,669	2008
HUDSON CORRECTIONAL FACILITY Hudson, CO	—	1,382	—	—	93,137	1,382	93,137	94,519	25,457	2009
ORLANDO Orlando, FL	—	19,388	—	—	—	19,388	—	19,388	—	2011
NORTH POINTE PARK Hanahan, SC	—	2,350	—	—	—	2,350	—	2,350	—	2011
PALAZZO DEL LAGO Orlando, FL	—	8,938	—	—	10	8,938	10	8,948	1	2010
RDU LAND Raleigh, NC	—	1,220	—	—	—	1,220	—	1,220	—	2015
SBC CENTER Hoffman Estates, IL	124,727	35,800	287,424	(16,297)	(207,645)	19,503	79,779	99,282	8,031	2007

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
SUNTRUST BANK I NC Concord, NC	—	550	757	—	—	550	757	1,307	224	2007
TRIMBLE I San Jose, CA	—	12,732	10,045	—	—	12,732	10,045	22,777	614	2013
WORLDGATE PLAZA Herndon, VA	59,950	14,000	79,048	—	5,556	14,000	84,604	98,604	26,403	2007

Totals	$1,762,978	$786,885	$3,361,728	$(12,845)	$(76,030)	$774,040	$3,285,698	$4,059,738	$663,865

INVENTRUST PROPETRIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

Notes:
The Company had $72,122 of assets included in construction in progress at December 31, 2015, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2015 for Federal income tax purposes was approximately $4,850,768 (unaudited).

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earnout of tenant space. Amount also includes impairment charges recorded subsequent to acquisition to reduce basis.

(C)	Reconciliation of real estate owned:

	2015	2014	2013
Balance at January 1,	$3,800,865	$6,926,556	$10,561,820
Acquisitions and capital improvements	478,925	392,652	1,550,993
Disposals and write-offs	(220,052)	(469,383)	(2,568,251)
Properties classified as discontinued operations or held for sale	—	(3,048,960)	(2,618,006)
Balance at December 31,	$4,059,738	$3,800,865	$6,926,556
(D)    Reconciliation of accumulated depreciation:

	2015	2014	2013
Balance at January 1,	$598,440	$908,384	$1,581,524
Depreciation expense, continuing operations	121,547	119,433	225,526
Depreciation expense, properties classified as discontinued operations or held for sale	11,557	173,334	78,028
Accumulated depreciation expense, properties classified as discontinued operations or held for sale	—	(505,986)	(577,791)
Disposal and write-offs	(67,679)	(96,725)	(398,903)
Balance at December 31,	$663,865	$598,440	$908,384
 (E)    Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2015, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following biographies set forth each director’s principal occupation and business, as well as the specific experience, qualifications, attributes and skills that led to the conclusion by the board that he or she should serve as a member of our board.
J. Michael Borden, 79. Chairman of the board since December 2015, interim chairman from February 2015 to December 2015, and independent director since October 2004. Mr. Borden is president and chief executive officer of Rock Valley Trucking Co., Inc., Rock Valley Leasing, Inc. and Hufcor Inc. Mr. Borden also served as the president and chief executive officer of Freedom Plastics, Inc. through February 2009, at which time it filed a voluntary petition for a court-supervised liquidation of all of its assets in the Circuit Court of Rock County, Wisconsin. Mr. Borden also is the chief executive officer of Hufcor Asia Pacific in China and Hong Kong, Marashumi Corp. in Malaysia, Hufcor Australia Group, and F. P. Investments, a real estate investment company. He currently serves on the board of directors of Dowco, Inc. and St. Anthony of Padua Charitable Trust, is a trustee of The Nature Conservancy and is a regent of the Milwaukee School of Engineering. Mr. Borden previously served as chairman of the board of the Wisconsin Workforce Development Board and as a member of the SBA Advisory Council and the Federal Reserve Bank Advisory Council. He was named Wisconsin entrepreneur of the year in 1998. Mr. Borden received a bachelor’s degree in accounting and finance from Marquette University, Milwaukee, Wisconsin. He also attended a master of business administration program in finance at Marquette University.
Over the past 25 years, Mr. Borden’s various businesses have routinely entered into real estate transactions in the ordinary course of business, allowing him to develop experience in acquiring, leasing, developing and redeveloping real estate assets. Our board believes that this experience and his experience as a director on the board qualifies him to serve as chairman of the board.
Thomas P. McGuinness, 60. Director since February 2015. Mr. McGuinness currently serves as our President and Chief Executive Officer. He has served as our President since we initiated our self-management transactions in March 2014 and as our Chief Executive Officer since November 2014. Prior to the self-management transactions, he served as our President and principal executive officer since September 2012. Prior to that time, Mr. McGuinness was the President of our former property manager. Mr. McGuinness is a licensed real estate broker in the State of Illinois and holds CLS and CSM accreditations from the International Council of Shopping Centers. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund and its Pension Fund.
Our board believes that, with over 35 years of experience in the commercial real estate industry and as a result of his knowledge of the operations of our Company as its President and Chief Executive Officer, Mr. McGuinness is qualified to serve as a director on the board.
Thomas F. Glavin, 56. Independent director since October 2007. Mr. Glavin is the owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm that he started in 1988. In that capacity, Mr. Glavin specializes in providing accounting and tax services to closely held companies. Mr. Glavin began his career at Vavrus & Associates, a real estate firm, located in Joliet, Illinois, that owned and managed apartment buildings and health clubs. At Vavrus & Associates, Mr. Glavin was an internal auditor responsible for reviewing and implementing internal controls. In 1984, Mr. Glavin began working in the tax department of Touche Ross & Co., where he specialized in international taxation. In addition to his accounting experience, Mr. Glavin also has been involved in the real estate business for nearly 20 years. Since 1997, Mr. Glavin has been a partner in Gateway Homes, which has zoned, developed and manages a 440-unit manufactured home park in Frankfort, Illinois. Mr. Glavin received his bachelor’s degree in accounting from Michigan State University in East Lansing, Michigan and a master of science in taxation from DePaul University, Chicago, Illinois. Mr. Glavin is a member of the Illinois CPA Society and the American Institute of Certified Public Accountants.
As a result of his financial experience, including over 29 years in the accounting profession, our board believes that Mr. Glavin is able to provide valuable insight and advice with respect to our financial risk exposures, our financial reporting process and our system of internal controls.
Paula Saban, 62. Independent director since October 2004. Ms. Saban has worked in the financial services and banking industry for over 25 years. She began her career in 1978 with Continental Bank, which later merged into Bank of America. From 1978 to 1990, Ms. Saban held various consultative sales roles in treasury management and in traditional lending areas. She also managed client service teams and developed numerous client satisfaction programs. In 1990, Ms. Saban began designing and implementing various financial solutions for clients with Bank of America’s Private Bank and Banc of America Investment Services, Inc. Her clients included top management of publicly held companies and entrepreneurs. In addition to managing a diverse client portfolio, she was responsible for client management and overall client satisfaction. She retired from Bank of America in 2006 as a senior vice president/private client manager. In 1994, Ms. Saban and her husband started a construction products company, Newport Distribution, Inc., of which she is secretary and treasurer, and a principal stockholder.
Ms. Saban received her bachelor’s degree from MacMurray College, Jacksonville, Illinois, and her master of business administration from DePaul University, Chicago, Illinois. She holds Series 7 and 63 certifications from FINRA. She is a former president of the Fairview Elementary School PTA and a former trustee of both the Goodman Theatre and Urban Gateways. She served as the legislative chair of Illinois PTA District 37 and as liaison to the No Child Left Behind Task Force of School District 54. Ms. Saban currently serves as a project-based development director at the Association of Interim Executives and has previously served on the board of Hands On Suburban Chicago, a not-for-profit organization that matches community and corporate volunteers of all ages and skills with opportunities to connect and serve.
In light of Ms. Saban’s experience in financial services and banking, among other things, our board believes that Ms. Saban has the necessary experience and insight to serve on our board.
William J. Wierzbicki, 69. Independent director since October 2005. Mr. Wierzbicki is a registered professional planner in the Province of Ontario, Canada, and is a member of the Ontario Professional Planners Institute. Mr. Wierzbicki is the sole proprietor of “Planning Advisory Services,” a land-use planning consulting service providing consultation and advice to various local governments, developers and individuals. Through Planning Advisory Services, Mr. Wierzbicki is the planner for the Municipalities of Huron Shores and Township of Prince. Mr. Wierzbicki previously served as the coordinator of current planning with the City of Sault Ste. Marie, Ontario. In that capacity, his expertise was in the review of residential, commercial and industrial development proposals. Mr. Wierzbicki led the program to develop a new comprehensive zoning by-law for the City of Sault Ste. Marie. Mr. Wierzbicki was the leader of the team that developed the Sault Ste. Marie industrial development strategy. He has completed community development plans for Batchwana First Nation’s Rankin site and Pic Mobert First Nations. He has also developed an official plan and comprehensive zoning by-law for the Township of Prince. He is presently completing a peer review and redrafting of a comprehensive zoning by-law for the Municipality of Huron Shores. Mr. Wierzbicki received an architectural technologist diploma from the Sault Ste. Marie Technical and Vocational School, Ontario, Canada, and attended Sault College and Algoma University.
Our board believes that Mr. Wierzbicki’s experience and knowledge of the commercial real estate industry, including with real estate development and land-use planning, qualifies him to serve on our board.
Executive Officers
In addition to Mr. McGuinness, whose biography is set forth above, the following individuals serve as our executive officers.
Anna Fitzgerald, 40. Ms. Fitzgerald has served as our Executive Vice President, Chief Accounting Officer since November 2014. She was our Executive Vice President, principal accounting officer and Treasurer from March to November 2014. Prior to that time, Ms. Fitzgerald served as our principal accounting officer since February 2012. She also served as the Vice President of Accounting of our former business manager from 2011 through March 2014 and worked as a consultant to the Company from 2008 to 2010. Ms. Fitzgerald was previously employed by Equity Office Properties Trust, Inc. from 1999 to 2008, where she held various positions in accounting, financial reporting and treasury. She received a bachelor’s degree in accounting and finance from Drake University. Ms. Fitzgerald is a certified public accountant.
Michael E. Podboy, 38. Mr. Podboy has served as our Executive Vice President - Chief Financial Officer, Chief Investment Officer and Treasurer since November 2015. He served as our Executive Vice President - Chief Investment Officer from November 2014 to November 2015 and as our Executive Vice President - Investments from March to November 2014. Mr. Podboy also served as the Senior Vice President of Non-Core Asset Management from January 2012 through March 2014 and the Vice President of Asset Management from May 2007 through December 2011, in each case for our former business manager. Mr. Podboy worked in public accounting and was a senior manager in the real estate division for KPMG LLP. He received a bachelor’s degree with a focus on accounting and computer science from the University of Saint Thomas in Minnesota. Mr. Podboy also served as a trust manager for Cobalt Industrial REIT II, which focused on light industrial properties, and is an Executive Committee member of the Company’s retail joint venture entity IAGM Retail Fund I, LLC.
Scott W. Wilton, 55. Mr. Wilton has served as our Executive Vice President, General Counsel and Secretary since March 2014 and as our Secretary since October 2004. Mr. Wilton served as Vice President of our former business manager from July 2013 to March 2014 and as Assistant Vice President and Senior Counsel of The Inland Real Estate Group, Inc. since 2006. Mr. Wilton previously served as Secretary of Retail Properties of America, Inc. (formerly, Inland Western Retail Real Estate Trust, Inc.), Inland Private Capital Corporation, Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. He joined the Inland Group in 1995. He received a bachelor’s degree in economics and history from the University of

Illinois at Urbana-Champaign and a J.D. from Loyola University in Chicago, Illinois. Early in his career, Mr. Wilton worked for Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., Chicago.
David F. Collins, 64. Mr. Collins has served as our Executive Vice President, Portfolio Management since January 2015 and as our Senior Vice President of Asset Management and Leasing from October 2014 to January 2015. Prior to joining the Company, Mr. Collins served as senior vice president of asset and property management for American Realty Capital Properties from 2010 to October 2014. Prior to that time, he held roles as senior vice president of development/asset management for the Carlyle Development Group, Inc. and as vice president of asset management for LaSalle Investment Management/Jones Lang LaSalle. He received his bachelor’s degree in accounting from Arizona State University and attended a master’s degree in business administration program at the University of Arizona.
Jonathan T. Roberts, 41. Mr. Roberts has served as our President of University House Communities Group, Inc. (formerly IA Communities Group, Inc.) since 2010. Prior to that time, Mr. Roberts served as an Executive Vice President of University House since its inception in May 2007. Mr. Roberts joined University House’s predecessor as a financial analyst in May 2002. Mr. Roberts served a number of roles for University House’s predecessor between May 2002 and May 2007, including financial analyst, finance manager, vice president of capital markets, managing director - capital markets and executive vice president. Previously, Mr. Roberts served as a senior consultant for Ernst and Young, LLP and as a senior analyst for CoStar Group. Mr. Roberts holds bachelor’s and master’s degrees in business administration from Texas Christian University.
Audit Committee
Our board has a separately-designated standing audit committee, which is comprised of three independent directors, Messrs. Borden, Glavin, and Ms. Saban. The board has determined that Mr. Glavin, the chair of the committee, qualifies as an “audit committee financial expert,” as defined by the SEC, and that each member of the committee is independent in accordance with the standards set forth in the committee’s charter. The audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accounting firm; (4) the adequacy of our internal controls; and (5) the performance of our independent registered public accounting firm. The audit committee has adopted a written charter, which is available on our website at www.inventrustproperties.com under the “Corporate Information - Governance Documents” tab.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires each director, executive officer and individual beneficially owning more than 10% of our common stock to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all forms they file. Based solely on a review of the copies of these forms furnished to us during, and with respect to, the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all of our executive officers and directors and persons that beneficially owned more than 10% of the outstanding shares of our common stock complied with these filing requirements during the fiscal year ended December 31, 2015, except that the Form 3 for David F. Collins was not filed on a timely basis. Mr. Collins was appointed as an an executive officer of the Company on January 20, 2015 and the Form 3 was filed on June 23, 2015.
Code of Ethics
Our board has adopted a code of ethics and business conduct (the "Code of Ethics and Business Conduct") applicable to our directors, officers and employees, which is available on our website at www.inventrustproperties.com through the "Corporate Information - Governance Documents" tab. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at InvenTrust Properties Corp., 2809 Butterfield Road, Suite 360, Oak Brook, Illinois 60523, Attention: Investor Relations.

Item 11. Executive Compensation
Director Compensation
Prior Director Compensation
Cash Compensation. On June 16, 2015, upon recommendation from our compensation committee, our board adopted the InvenTrust Properties Corp. Director Compensation Program (the “Revised Director Compensation Program”), effective June 19, 2015. Under our director compensation program that was in effect during 2015 prior to the adoption of the Revised Director Compensation Program, we paid each of our independent directors an annual fee of $30,000, plus $1,000 for each meeting of the board attended in person and $500 for each meeting of the board attended by telephone. We also paid the chairperson of the audit committee an annual fee of $10,000, and paid each member of the audit committee $1,000 for each meeting of the audit committee attended in person and $500 for each meeting of the audit committee attended by telephone. We paid the chairperson of every other committee, including any special committee, an annual fee of $5,000, and paid each member of such committee $1,000 for each meeting of the committee attended in person and $500 for each meeting of the committee attended by telephone. Under certain circumstances, our board determined that in consideration of the time and effort required of members of a committee, certain fees were appropriate in addition to such member’s normal remuneration. For example, members of the transaction committee, which was charged with, among things, overseeing the spin-off of our lodging business, received $7,500 per month for their service during the existence of the transaction committee. In addition, members of the special committee formed to review, analyze and negotiate our self-management transactions received $22,500 for their services on the special committee in 2015, which was in addition to the fees indicated above.
Equity Compensation. Prior to its suspension by our board on December 15, 2014, and subsequent termination on January 20, 2015, we maintained the Inland American Real Estate Trust, Inc. Amended and Restated Independent Director Stock Option Plan. The plan generally provided for the grant of non-qualified stock options to purchase 3,000 shares of our common stock to each independent director upon the director’s appointment. The plan also provided for subsequent grants of options to purchase 500 shares of our common stock on the date of each annual stockholder’s meeting to each independent director then in office.
On December 15, 2014, we suspended our independent director stock option plan and on January 20, 2015, we terminated the plan. In addition, all options outstanding under the plan were canceled effective as of January 20, 2015, pursuant to agreements that we entered into with each independent director holding outstanding options as of such date.
Revised Director Compensation Program
Cash Compensation. Under the Revised Director Compensation Program, effective as of January 1, 2015, each non-employee director is entitled to receive an annual cash retainer of $65,000. No meeting fees are paid to our non-employee directors for attending individual board or committee meetings. In addition, committee members and chairpersons and our Non-Executive Chairman receive the following additional annual cash retainers (as applicable):

•	Chair of Audit Committee: $23,000

•	Chair of Compensation Committee: $17,500

•	Chair of Nominating and Governance Committee: $12,000

•	Non-Chair Audit Committee Member: $10,000

•	Non-Chair Compensation Committee Member: $7,500

•	Non-Chair Nominating and Governance Committee Member: $5,000

•	Non-Executive Chairman: $30,000
Equity Compensation. In addition to the cash retainers, each non-employee director received an award of 27,500 restricted stock units (“RSUs”) (valued at $110,000) on June 19, 2015, the effective date of the Revised Director Compensation Program. These initial awards vested in full on December 15, 2015, the date of the first annual meeting of our stockholders following the grant date, and were subject to the director’s continued service through the vesting date. Each award was settled partly in shares of our common stock (75%) and partly in cash (25%). In addition, each non-employee director who is initially elected or re-elected as a director at an annual meeting of our stockholders will be granted an award of RSUs with a value equal to $110,000. These annual awards will vest in full on the date of the first annual meeting of our stockholders following the director’s election or re-election, as applicable, subject to the director’s continued service on the vesting date.

Business Expenses. Pursuant to the terms of the Revised Director Compensation Program and our standard expense reimbursement policy, we reimburse each non-employee director for reasonable business expenses incurred by the director in connection with his or her services to us, including, without limitation, expenses for continuing education programs.
Director Compensation Table
The following table provides additional detail regarding the 2015 compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
J. Michael Borden	$154,500	$110,000	$264,500
Thomas F. Glavin	$138,000	$110,000	$248,000
Paula Saban	$130,000	$110,000	$240,000
William J. Wierzbicki	$65,000	$110,000	$175,000
Thomas F. Meagher(3)	$16,000	$—	$16,000

(1)
Amounts reflect annual retainers, board and committee meeting fees and, if applicable, additional cash retainers described above for committee and chair service, in each case, earned in 2015. For each of Messrs. Borden and Glavin and Ms. Saban, committee retainers for 2015 include not only committee retainers for the three standing committees, but also fees earned in 2015 for service on the transaction committee and the special litigation committee, which were $15,000 and $22,500, respectively.

(2)
Reflects RSUs granted under the Revised Director Compensation Program on June 19, 2015 to each director except Mr. Meagher, who resigned from the board prior to such date. Amounts reflect the grant date fair value of the RSUs in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (“ASC Topic 718”). Additional details on accounting for stock-based compensation can be found in Note 2: “Summary of Significant Accounting Policies-Stock-Based Compensation” and Note 15: “Stock-Based Compensation” of our consolidated financial statements in this Annual Report on Form 10-K. The RSUs vested in full on December 15, 2015 and were settled prior to December 31, 2015.

(3)	Mr. Meagher resigned as a director of the board and all other positions he held as a member of any committee of the board effective April 21, 2015.
Compensation Committee Interlocks and Insider Participation
No member of our compensation committee was, during 2015, an officer, former officer or employee of the Company or any of our subsidiaries. None of our executive officers served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our compensation committee or (ii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board.
Executive Compensation
Compensation Discussion and Analysis
This section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table” below and the principal factors relevant to an analysis of these policies and decisions. In 2015, our “named executive officers” and their positions were as follows:

•	Thomas P. McGuinness, President and Chief Executive Officer;

•	Jack Potts, former Executive Vice President, Chief Financial Officer and Treasurer;

•	Michael E. Podboy, Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer;

•	Scott W. Wilton, Executive Vice President, General Counsel and Secretary;

•	David F. Collins, Executive Vice President, Portfolio Management; and

•	Jonathan T. Roberts, President, University House Communities Group, Inc. (“University House”).

Effective November 23, 2015, Mr. Potts resigned as Executive Vice President - Chief Financial Officer and Treasurer and as the principal financial officer of InvenTrust and from all other officer, director or other positions he held with any subsidiary, division or affiliate of the Company.
This section provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and each compensation component that we provided in 2015. Each of the key elements of our executive compensation program is discussed in more detail below. The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below.
Our executive compensation program is designed to provide a total compensation package intended to align executive compensation with the Company’s performance and with stockholder interests, and to attract, motivate and retain talented and experienced executive officers through competitive compensation arrangements relative to our peer group.
At our annual meeting of stockholders on December 15, 2015 (the “2015 Annual Meeting”), we provided our stockholders with an advisory vote to approve the compensation of our named executive officers (the say-on-pay proposal). At the 2015 Annual Meeting, our stockholders approved, on an advisory basis, the compensation of our named executive officers, with over 78% of the votes cast in favor of the say-on-pay proposal. Our board and our compensation committee believe this affirms the stockholders’ support of our approach to executive compensation, and do not plan to make any significant changes to our approach in 2016. Our board and our compensation committee will continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers. In addition, when determining how often to hold future say-on-pay proposals to approve the compensation of our named executive officers, our board and our compensation committee took into account the preference for a triennial vote expressed by our stockholders at the 2015 Annual Meeting, with over 71% of the votes cast in favor of a triennial vote. Accordingly, our board and our compensation committee determined that we will hold a say-on-pay proposal to approve the compensation of our named executive officers every three years. Our next say-on-pay advisory vote is expected to be held at the 2018 annual meeting of stockholders.
Executive Summary
Summary of 2015 Financial and Operational Results
For the year ended December 31, 2015, we:

•
Completed the spin-off and listing of Xenia Hotels & Resorts, Inc. (“Xenia”), our lodging platform, through a taxable pro-rata distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, which we refer to herein as the Xenia Spin-Off.

•
Demonstrated strong balance sheet management through entry into two new credit facilities, which significantly increased our financial resources for both working capital and future debt maturities and are expected to lower overall cost of financing.

•	Changed our name to InvenTrust in order to highlight and develop a brand that was independent from our former sponsor and distinguish ourselves in our core retail business.

•
Worked towards the execution of our previously disclosed strategy to dispose of non-core assets through the pro-rata distribution of 100% of the outstanding shares of common stock of Highlands REIT, Inc., a wholly owned subsidiary of InvenTrust that was formed to hold a number of our non-core assets, to holders of our common stock.

•
Engaged in a robust evaluation process to maximize the value we receive for the sale of our student housing platform, culminating in the entry into an agreement on January 3, 2016 to sell the platform for a gross all-cash value of $1.4 billion, subject to final determination of net proceeds at the closing of the transaction.

•
Increased modified net operating income to $318.7 million, a 2.3% increase over the year ended December 31, 2014, inclusive of an increase in same store operating performance of $17.9 million, or 6.7%.

•	Achieved funds from operations, as defined by NAREIT, of $247.2 million.

•	Acquired seven new properties for a gross investment of $323.7 million, consisting of four retail properties and three student housing properties.

During the fiscal year ending December 31, 2015, our stockholders received dividends of $146.5 million, or $0.17 per share on an annualized basis. In connection with the Xenia Spin-Off in February of 2015, stockholders received an additional distribution of $2.4 billion or $2.76 per share. In addition to the Xenia Spin-Off, disposing of five non-strategic properties for a gross disposition price of approximately $63.2 million and paying down approximately $495.6 billion of mortgage debt, we ended 2015 well positioned to continue the execution of our portfolio strategy. As of December 31, 2015, our portfolio consisted of a retail portfolio of $2.5 billion, undepreciated, that included 97 properties, a student housing portfolio of $1.0 billion, undepreciated, that included 18 properties, and non-core properties of approximately $750.3 million and 14 properties.
Consistent with our compensation philosophy to pay for performance, the annual cash bonuses of our named executive officers for 2015 were tied to quantitative and qualitative performance metrics. See “Compensation Discussion and Analysis - Elements of Executive Compensation - Annual Cash Bonuses” for a detailed discussion of our annual bonus programs and related performance metrics.
Compensation Elements
Our executive compensation program for 2015 consisted of the following elements: base salary, annual cash bonus, equity-based long-term incentive awards, retirement benefits and health/welfare benefits. Each of these elements taken separately, as well as each of these elements taken as a whole, was necessary to support our overall compensation objectives. The following table sets forth the key elements of our named executive officers’ compensation for 2015, along with the primary objective associated with each element of compensation.

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
The compensation committee believes that executive compensation should reflect the value created for our stockholders, while supporting our operational goals and long-term business plans and strategies. In addition, the compensation committee believes that such compensation should assist us in attracting and retaining key executives critical to our long-term success.
Good Governance and Best Practices
With respect to our executive compensation program, we are committed to staying apprised of current issues, emerging trends, and best practices. To this end, when considering executive officer compensation packages for 2015, our compensation committee worked with our independent compensation consultant, Exequity LLP, to conduct a comprehensive market analysis of our executive compensation program and pay, and to generally align target direct compensation for our named executive officers conservatively relative to the median of our or University House’s peer group, as applicable.
Our executive compensation programs and practices for 2015 included the following features, which we believe are mindful of the concerns of our stockholders.

•
The named executive officers were eligible to earn annual bonuses based upon achievement of specific annual financial, operational and personal objectives that were designed to challenge the named executive officers to strong performance.

•	The named executive officers participated in equity-based incentive plans which provided incentives that are linked directly to increases in the value of the Company.

•	Our named executive officers participated in broad-based Company-sponsored benefits programs on the same basis as other full-time employees.

•	Our named executive officers participated in the same defined contribution retirement plan as other employees.

•
Exequity was retained directly by and reported to the compensation committee. Exequity did not have any prior relationship with any of our named executive officers or members of the compensation committee when it was initially retained in 2014.

•	Our compensation committee, in conjunction with Exequity, developed comparative peer groups to analyze the competitiveness of the total pay opportunity provided to our named executive officers.

•	We did not provide our executive officers or other employees with tax gross-up payments, supplemental retirement benefits or perquisites.
Pay for Performance
Our compensation program for 2015 was designed to align key financial and operational achievements with the annual cash bonuses to our named executive officers. Annual cash bonuses were focused primarily on financial performance for 2015, as well as individual performance. Under our annual bonus program for 2015, Messrs. McGuinness, Potts, Podboy, Wilton and Collins were eligible to earn cash bonuses based on each of their individual performances in support of our financial, operational, and cultural goals for 2015, as well as our achievement in 2015 of performance goals relating to adjusted funds from operations (“AFFO”) (a supplemental non-GAAP financial measure described below).
Under our annual bonus program for employees of University House for 2015, Mr. Roberts was eligible to earn a cash bonus based on his individual performance in support of University House’s financial, operational, and cultural goals for 2015, as well as University House’s achievement in 2015 of performance goals relating to (i) adjusted EBITDA (a supplemental non-GAAP financial measure defined as property net operating income less the student housing platform’s controllable general and administrative expenses); and (ii) development management (a supplemental non-GAAP financial measure evaluated based on adherence to a predetermined capital management budget and a qualitative assessment of timeliness of development projects).
Our compensation committee believes these annual targeted operational and financial goals align with our strategy to attain long-term financial stability that will support sustained cash flows beneficial to our stockholders. Performance of each named executive officer was not evaluated solely upon satisfaction of pre-determined performance goals, but was also evaluated subjectively by the compensation committee. Depending on actual results, each named executive officer could earn a maximum of 150% of his target bonus amount if the maximum performance targets were achieved or exceeded. In determining each executive’s actual cash bonus under the applicable bonus program, each executive’s target bonus percentage was weighted between each applicable performance metric based on the officer’s core responsibilities within the Company or University House, as applicable.
Stockholder Interest Alignment
Equity awards granted in 2015 to Messrs. McGuinness, Potts, Podboy, Wilton and Collins included grants of RSU awards, which vest over time based on the executive’s continued employment, and which entitle each executive to receive shares of our common stock upon vesting of the RSU award. Equity awards granted in 2015 to Mr. Roberts included a grant of “share units,” the value of which increases or decreases as the total equity value of our student housing business increases or decreases, and which vests over time based on the executive’s continued employment as well as the occurrence of a change in control or the occurrence of a listing event, such as an initial public offering or other listing of University House’s shares on a national securities exchange (a “Listing Event”), of our student housing business. Our annual bonus program, combined with grants of equity-based awards, creates a balanced focus on the achievement of short-term and long-term financial and operational goals. Our compensation committee believes that this “at risk” compensation in the form of annual bonuses and long-term equity-based incentives plays a significant role in aligning management’s interests with those of our stockholders.
Determination of Compensation
Roles of Our Compensation Committee and Chief Executive Officer in Compensation Decisions
Our board and our compensation committee are responsible for overseeing our executive compensation program and University House’s executive compensation program, as well as determining and approving the ongoing compensation arrangements for our named executive officers. Our compensation committee evaluates the individual performance and contributions of our Chief Executive Officer. Our Chief Executive Officer evaluates the individual performance and contributions of each other named executive officer, and reports to our compensation committee his recommendations regarding the other named executive officers’ compensation.
Engagement of Compensation Consultant

Our board, with the assistance of Exequity, designed a market-based compensation program for 2015 with the intent that it be attractive to potential employees, manage retention risk, tie compensation to performance and align the interests of our officers with the interests of our stockholders. Amended and restated employment agreements incorporating this compensation program were entered into with each of our named executive officers in June 2015. In addition to these services, Exequity also advised the compensation committee regarding the compensation to be paid to members of our board and, prior to the spin-off of Xenia, the board of directors of Xenia. Exequity has not provided any other services to the Company. Our compensation committee has determined that Exequity is independent and does not have any conflicts of interests with the Company.
Peer Group Review
With respect to the compensation packages offered to our named executive officers, the compensation committee reviewed total cash and long-term compensation levels for executive officers of the Company and University House against those of each entity’s peer group companies in an effort to set executive compensation at levels that will attract and motivate qualified executives while rewarding performance based on corporate objectives. The compensation committee set compensation levels for each executive officer on the basis of several factors, including the executive officer’s level of experience, competitive market data applicable to the executive officer’s positions and functional responsibilities, promoting recruitment and retention, the performance of the executive officer and the Company’s or University House’s annual and long-term performance, as applicable.
The peer group used to set 2015 base salaries, bonus targets and long-term equity awards for Messrs. McGuinness, Potts, Podboy, Wilton and Collins consisted of the following 15 similarly sized retail REITs:

Brixmor Property Group Inc.	Kimco Realty Corporation	Regency Centers Corporation

CBL & Associates Properties, Inc.	The Macerich Company	Retail Properties of America, Inc.

DDR Corporation	National Retail Properties	Taubman Centers, Inc.

Equity One, Inc.	Pennsylvania Real Estate Investment Trust	Weingarten Realty Investment Trust

Federal Realty Investment Trust	Realty Income Corporation	WP Glimcher Inc.
The peer group used to set Mr. Roberts’ 2015 base salary, bonus target and long-term equity awards consisted of the following 12 similarly sized REITS in the student housing, residential and hotel business:

American Campus Communities Inc.	Education Realty Trust, Inc.	Post Properties Inc.

Associated Estates Realty Corp.	Felcor Lodging Trust Inc.	Ryman Hospitality Properties, Inc.

Chatham Lodging Trust	Hersha Hospitality Trust	Strategic Hotels & Resorts, Inc.

Chesapeake Lodging Trust	Pebblebrook Hotel Trust	Summit Hotel Properties, Inc.
Executive Compensation Philosophy and Objectives
The market for experienced management is highly competitive in our industry. One of our principal goals is to attract and retain the most highly qualified executives to manage each of our business functions. We work with Exequity to understand competitive pay practices within the REIT industry and to design executive compensation programs that fit our business strategy and align the interests of our named executive officers with those of our shareholders. We seek to provide total compensation to our executive officers that is competitive with the total compensation paid by comparable REITs and other real estate companies in our peer group. Our executive compensation philosophy recognizes that, given that the market for experienced management is highly competitive in our industry, a key to our success is our ability to attract and retain the most highly-qualified executives to manage each of our business functions.
Elements of Executive Compensation Program
The following describes the primary components of our executive compensation program for each of our named executive officers for 2015, the rationale for each component and how compensation amounts were determined.
Base Salary

In 2015, we provided our named executive officers with a base salary to compensate them for services rendered to us or University House, as applicable, during the fiscal year. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The base salaries for each of the named executive officers for 2015 were determined based in part on the analysis by Exequity of the compensation practices of companies in the Company’s and University House’s peer groups, as applicable. The following table sets forth the annual base salaries for each of our named executive officers for 2015.

Name	2015 Annual Base Salary
Thomas P. McGuinness	$700,000
Jack Potts	483,000
Michael E. Podboy	395,000
Scott W. Wilton	395,000
David F. Collins	395,000
Jonathan T. Roberts	450,000(1)
(1) Effective November 16, 2015 and $375,000 prior to November 16.
Annual Cash Bonuses
In 2015, our named executive officers participated in annual bonus programs for employees of the Company or University House, as applicable, under which each of the executives was eligible to receive an annual cash bonus based upon the achievement of certain performance criteria. Target awards for the executives under the annual cash bonus programs were specified in each of their respective amended and restated employment agreements, with threshold and maximum bonus levels determined on an annual basis. The target bonus levels for our named executive officers for 2015 were:

Name	Target Annual Bonus (% of annual base salary)
Thomas P. McGuinness	125%
Jack Potts	90%
Michael E. Podboy	80%
Scott W. Wilton	80%
David F. Collins	80%
Jonathan T. Roberts	80%
Annual Cash Bonuses for Messrs. McGuinness, Potts, Podboy, Wilton and Collins
Under the annual bonus program for Messrs. McGuinness, Potts, Podboy, Wilton and Collins, the 2015 performance goals were: (1) adjusted funds from operations (“AFFO”), weighted at 75% of each executive’s target annual bonus opportunity, and (2) individual performance, weighted at 25% of each executive’s target annual bonus opportunity. AFFO is a non-GAAP financial measure and is defined as funds from operations consistent with the NAREIT definition, meaning net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization and impairment charges on depreciable property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest adjusted to exclude GAAP adjustments, such as straight-line rent and intangible lease amortization, general and administrative costs associated with one-time transactions, such as student housing transaction readiness and Highlands spin-off readiness, and adjusted for the change in timing of individual property dispositions.
The table below reflects the AFFO performance goals for Messrs. McGuinness, Potts, Podboy, Wilton and Collins for 2015. The individual performance bonus component for each of Messrs. McGuinness, Potts, Podboy, Wilton and Collins was based on a qualitative assessment of the executive’s individual performance.

2015 Annual Bonus Performance Measure	Threshold	Target	Maximum
AFFO	$153.0 million	$191.2 million	$229.5 million
Under the 2015 bonus program for Messrs. McGuinness, Potts, Podboy, Wilton and Collins, with respect to the AFFO goal, no bonus would be earned for performance below the threshold level, 50% of the executive’s bonus target would be earned for performance at the threshold level, 100% of the executive’s bonus target would be earned for performance at the target level and 150% of the executive’s bonus target would be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum levels would be interpolated on a straight-line basis.
For 2015, the Company achieved AFFO of $192.502 million, which exceeded the target goal of $191.235 million. In calculating AFFO for purposes of the bonus program, the Company adjusted the target to reflect timing of strategic dispositions and actual GAAP adjustments. Therefore, each of Messrs. McGuinness, Podboy, Wilton and Collins were entitled to 101.7% of their target bonus with respect to the AFFO performance metric. Our compensation committee determined that the individual performances of each of Messrs. McGuinness, Podboy, Wilton and Collins for 2015 exceeded expectations, and therefore the bonus amount attributable to each named executive officer’s individual performance exceeded their individual performance target amount. Based on these results, bonuses were determined as follows:

Name	AFFO	Individual Performance	2015 Total Bonus
Thomas P. McGuinness	$667,406	$262,500	$929,906
Michael E. Podboy	241,029	110,600	351,629
Scott W. Wilton	241,029	94,800	335,829
David F. Collins	241,029	89,270	330,299
Mr. Potts was not entitled to an annual cash bonus because his employment terminated prior to payment of annual bonuses under the 2015 bonus program.
Annual Cash Bonus for Mr. Roberts
Under the annual cash bonus program for employees of University House, including Mr. Roberts, the 2015 performance goals were: (1) adjusted EBITDA, weighted at 50% of Mr. Roberts’ target annual bonus opportunity, (2) development management, weighted at 30% of Mr. Roberts’ target annual bonus opportunity, and (3) individual performance, weighted at 20% of Mr. Roberts’ target annual bonus opportunity. Adjusted EBITDA and development management are non-GAAP financial measures and are defined as follows: adjusted EBITDA is property net operating income less the student housing platform’s controllable general and administrative expenses, and development management as adherence to a predetermined capital management budget (50%) and a qualitative assessment of timeliness of development projects (50%).
The table below reflects the quantitative performance goals for Mr. Roberts for 2015.

2015 Annual Bonus Performance Measure	Threshold	Target	Maximum
Adjusted EBITDA	$38.2 million	$47.7 million	$57.3 million
Development Management	$267.5 million	$243.1 million	$218.8 million
Under the 2015 bonus program for employees of University House, with respect to the adjusted EBITDA and development management goals, no bonus would be earned for performance below the threshold level, 50% of the executive’s bonus target would be earned for performance at the threshold level, 100% of the executive’s bonus target would be earned for performance at the target level and 150% of the executive’s bonus target would be earned for performance at the maximum level (or above). Performance between threshold and target and between target and maximum levels would be interpolated on a straight-line basis.
For 2015, University House achieved adjusted EBITDA equal to $46.8 million, which was less than University House’s target goal, as adjusted, of $47.7 million. In calculating adjusted EBITDA for purposes of the University House bonus program, the Company adjusted for nonrecurring events. Therefore, Mr. Roberts was entitled to 95.3% of his target bonus with respect to the adjusted EBITDA performance metric. University House also achieved a capital management budget of $240.1 million, which was more favorable than University House’s target goal, and our compensation committee determined that individual performance and timeliness of development management projects in 2015 exceeded expectations. Therefore, Mr. Roberts was entitled to 108.1% of his target bonus with respect to the development management performance metrics, and the bonus amount attributable to individual performance exceeded the target amount for that metric. Based on these results, Mr. Roberts’ bonus was determined as follows:

Name	Adjusted EBITDA	Development Management	Individual Performance	2015 Total Bonus
Jonathan T. Roberts	$171,557	$116,761	$86,400	$374,718
Long-Term Equity-Based Incentive
The goals of our long-term equity-based awards granted in 2015 were to reward and encourage value creation through the execution of our long-term business plans and, thereby, to align the interests of our officers, including our named executive officers, with those of our stockholders by directly linking the value of RSUs granted to Messrs. McGuinness, Potts, Podboy, Wilton and Collins with the value of the Company and share units granted to Mr. Roberts with the value of University House.
Incentive Award Plan
Effective as of June 19, 2015, our board adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the “Incentive Award Plan”), under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The Incentive Award Plan has not been approved by our stockholders. The material terms of the Incentive Award Plan are summarized below.
Eligibility and Administration. Employees, consultants and directors of the Company and its subsidiaries are eligible to receive awards under the Incentive Award Plan. The Incentive Award Plan is administered by our board with respect to awards to non-employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (referred to collectively as the “plan administrator”), subject to certain limitations that may be imposed under Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator has the authority to administer the Incentive Award Plan, including the authority to select award recipients, determine the nature and amount of each award, and determine the terms and conditions of each award. The plan administrator also has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the Incentive Award Plan, subject to its express terms and conditions.
Size of Share Reserve; Limitations on Awards. The maximum aggregate number of shares that may be issued pursuant to awards (including incentive stock options) under the Incentive Award Plan is 30,000,000 shares.
If any shares subject to an award under the Incentive Award Plan are forfeited, expire or are settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Incentive Award Plan. However, the following shares may not be used again for grant under the Incentive Award Plan: (1) shares tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right (“SAR”) that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options.
To the extent permitted under applicable securities exchange rules, if any, without stockholder approval, awards granted under the Incentive Award Plan in connection with the assumption, replacement, conversion or adjustment of outstanding equity awards in the context of a corporate acquisition or merger will not reduce the shares authorized for grant under the Incentive Award Plan.
The maximum number of shares of common stock that may be subject to one or more awards granted to any one participant pursuant to the Incentive Award Plan during any calendar year is 4,500,000 shares and the maximum amount that may be paid under a cash award pursuant to the Incentive Award Plan to any one participant during any calendar year period is $10,000,000. The maximum aggregate value, determined as of the grant date under applicable accounting standards, of awards that may be granted to any non-employee director pursuant to the Incentive Award Plan during any calendar year is $500,000.
Awards. The Incentive Award Plan provides for the grant of stock options, restricted stock, dividend equivalents, stock payments, RSUs, performance shares, other incentive awards and SARs. All awards under the Incentive Award Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards will be settled in shares of our common stock or cash, as determined by the plan administrator.
Stock Options. Stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions. ISOs may only be granted under the Incentive Award Plan to the extent that the requirements of Section 422 of the Internal Revenue Code (the “Code”) are complied with, including the shareholder approval requirements under Treasury Regulation Section 1.422-2(b)(2).
Restricted Stock Units. RSUs are contractual promises to deliver shares of our common stock (or the fair market value of such shares in cash) in the future, which may also remain forfeitable unless and until specified vesting conditions are met. RSUs generally may not be sold or transferred until vesting conditions are removed or expire. The shares underlying RSUs will not be issued until the RSUs have vested, and recipients of RSUs generally will have no voting or dividend rights prior to the time the RSUs are settled in shares, unless the RSU includes a dividend equivalent right (in which case the holder may be entitled to dividend equivalent payments under certain circumstances). Delivery of the shares underlying the RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. On the settlement date or dates, we will issue to the participant one unrestricted, fully transferable share of our common stock (or the fair market value of one such share in cash) for each vested and nonforfeited RSU.
Restricted Stock. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified vesting conditions are met. Vesting conditions applicable to restricted stock may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine. In general, restricted stock may not be sold or otherwise transferred until all restrictions are removed or expire. With respect to restricted stock that is subject to performance-based vesting conditions, dividends which are paid prior to vesting will only be paid out to the participant to the extent that the performance-based vesting conditions are subsequently satisfied and the share of restricted stock vests.
Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions. SARs under the Incentive Award Plan will be settled in cash or shares of common stock, or in a combination of both, as determined by the administrator.
Performance Shares. Performance shares are contractual rights to receive a range of shares of our common stock in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to performance shares may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine.
Stock Payments. Stock payments are awards of fully vested shares of our common stock that may, but need not, be made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.
Other Incentive Awards. Other incentive awards are awards other than those enumerated in this summary that are denominated in, linked to or derived from shares of our common stock or value metrics related to our shares, and may remain forfeitable unless and until specified conditions are met. Other incentive awards may be linked to any specific performance criteria determined by the plan administrator.
Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payment dates during the period between a specified date and the date such award terminates or expires, as determined by the plan administrator. Dividend equivalents with respect to an award that is subject to performance-based vesting will only be paid out to the participant to the extent that the performance-based vesting conditions are subsequently satisfied and the award vests.
Performance Bonus Awards. Performance bonus awards are cash bonus awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals.
Certain Transactions. The plan administrator has broad discretion to take action under the Incentive Award Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the Incentive Award Plan and outstanding awards. In the event of a “change in control” of the Company (as defined in the Incentive Award Plan), to the extent that awards will not be continued, converted, assumed or replaced by the surviving or successor entity, such awards will become fully vested and exercisable immediately prior to the closing of the transaction.
Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments. The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw-back policy implemented by us to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the Incentive Award Plan are generally non-transferable prior to vesting, and are exercisable only by the participant, unless otherwise provided by the plan administrator. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the Incentive Award Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.
Plan Amendment and Termination. Our board may amend or terminate the Incentive Award Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that “reprices” any stock option or SAR or cancels any stock option or SAR in exchange for cash or another award when the option or SAR price per share exceeds the fair market value of the underlying shares. In addition, no amendment, suspension or termination of the Plan may, without the consent of the affected participant, impair any rights or obligations under any previously-granted award, unless the award itself otherwise expressly so provides. No ISO may be granted pursuant to the Incentive Award Plan after the tenth anniversary of the date on which our board adopted the Incentive Award Plan.
Additional REIT Restrictions. The Incentive Award Plan provides that no participant will be granted, become vested in the right to receive or acquire or be permitted to acquire, or will have any right to acquire, shares under an award if such acquisition would be prohibited by the restrictions on ownership and transfer of our stock contained in our charter or would impair our status as a REIT.
Restricted Stock Unit Awards
Effective as of June 19, 2015, our compensation committee approved the following RSU awards (with dividend equivalents) to each of Messrs. McGuinness, Potts, Podboy, Wilton and Collins (the “RSU Awards”) under the Incentive Award Plan and pursuant to a restricted stock unit award agreement (the “RSU Award Agreement”).

Name	Number of RSUs
Thomas P. McGuinness	437,500
Jack Potts	150,000
Michael E. Podboy	125,000
Scott W. Wilton	125,000
David F. Collins	125,000
The RSUs vest as follows, subject to the executive’s continued service on each applicable vesting date: 33% on December 31, 2015, 33% on December 31, 2016 and 34% on December 31, 2017. If an executive’s service is terminated by us other than for “cause,” by the executive for “good reason,” in either case, on the date of, or during the twenty-four month period following, a change in control of the Company, or due to the executive’s death or “disability” (as defined in the RSU Award Agreement), the RSUs will vest in full upon such termination. Upon an executive’s termination of service for any other reason, any then-unvested RSUs will automatically be cancelled and forfeited by the executive. Any RSUs that become vested will be paid to the executive in whole shares of our common stock within 60 days after the applicable vesting date.
Each RSU was granted in tandem with a corresponding dividend equivalent. Each dividend equivalent entitles the executive to receive payments equal to the amount of the dividends paid on the share of common stock underlying the RSUs (whether vested or unvested) to which the dividend equivalent relates.
Pursuant to the terms of the Severance Agreement and General Release, dated as of November 23, 2015, entered into with Mr. Potts in connection with his termination of employment (the “Severance Agreement”), we agreed to accelerate the vesting of 50,000 RSUs previously granted to Mr. Potts which were otherwise scheduled to vest on December 31, 2015. Mr. Potts forfeited the remaining portion of his RSU Award.
Additional information regarding the vesting terms and conditions applicable to all outstanding RSU awards held by our named executive officers is set forth under the heading “- Potential Payments Upon Termination or Change in Control” below.

Share Unit Plans
During 2014, we adopted the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the “Retail Plan”), with respect to our retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the “Lodging Plan”), with respect to our lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the “Student Housing Plan”), with respect to our student housing business (collectively, the “Share Unit Plans”). The purpose of the Share Unit Plans is (or was, as applicable) to enable us to attract and retain highly qualified personnel who will contribute to our success and to provide incentives to participants that are linked directly to increases or decreases in the value of the Company. On January 9, 2015, in connection with the spin-off of our lodging business, we terminated the Lodging Plan. No new share unit awards will be made under the Lodging Plan, and the Lodging Plan will be maintained by Xenia going forward with respect to awards outstanding as of the termination of the plan. Effective June 19, 2015, in connection with the adoption of the Incentive Award Plan, we also terminated the Retail Plan. Awards outstanding as of the termination of the plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan.
Each Share Unit Plan provides (or provided, as applicable) for the grant of “share unit” awards to eligible participants. The value of a “share unit” was determined based on a phantom capitalization of our retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or University House, as applicable. Similarly, vesting of the share units granted in 2014 and 2015 is conditioned upon the occurrence of a triggering event, such as a Listing Event or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited.
Employees, directors and consultants of the Company and its subsidiaries and affiliates were eligible to receive awards under the Retail Plan. Employees, directors and consultants of Xenia and its subsidiaries and affiliates were eligible to receive awards under the Lodging Plan. Employees, directors and consultants of University House and its subsidiaries and affiliates are eligible to receive awards under the Student Housing Plan. Awards under the Share Unit Plans are generally non-transferable and non-assignable, other than by will or the laws of descent and distribution. Certain executive officers received awards under all three plans.
Subject to applicable vesting conditions, each share unit granted in 2014 and 2015 represents the right to receive a cash payment or shares of common stock of the Company, Xenia, University House or an acquiror thereof, as applicable, in an amount equal to the fair market value of the share unit on the date of the triggering event. The “fair market value” of a share unit will be determined by the board of directors in good faith, and prior to a Listing Event of the applicable entity, will be determined by reference to the third party valuation performed to estimate the value of a share unit on a fully diluted basis, using methodologies and assumptions substantially similar to those used in prior valuations.
Share unit awards will vest and become payable on terms and conditions determined by the plan administrator and set forth in the applicable award agreement, including by reference to certain change in control transactions or Listing Events. Participants will be entitled to accrue dividend equivalents with respect to share unit awards solely to the extent provided under the terms of an applicable award agreement. To the extent that any payment or benefit paid or distributed to a participant under a Share Unit Plan or an applicable award agreement would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to the participant than receiving the full amount of such payments.
Each Share Unit Plan provides that a pool of share units will be available for awards issued thereunder. The initial share unit pools for each plan were as follows: 342,255,525 Company share units for the Retail Plan, 241,298,214 Xenia share units for the Lodging Plan, and 46,042,546 University House share units for the Student Housing Plan, and each pool may be increased at the discretion of our board of directors at any time. The number of share units in each pool was established solely as a means to enable us to measure the change in value over time of the share unit awards granted under each plan. The number of share units subject to each award under the Share Unit Plans may be adjusted as determined necessary by the board of directors to prevent dilution or enlargement of value as a result of intercompany transfers of cash, assets or debt between the Company, Xenia and University House and their affiliates for no consideration or other similar transactions. In addition, in the event of certain transactions and events affecting the share units, such as equity dividends or splits, reorganizations, recapitalizations, mergers and other corporate transactions, the plan administrator, in its discretion, will make such adjustments as it deems equitable to the applicable Share Unit Plan and the awards thereunder.
The Share Unit Plans and share unit awards may be amended, altered, cancelled or terminated by the plan administrator at any time, provided that no change to the Share Unit Plans or any outstanding award may be made that would reasonably be expected to have an adverse effect on the rights of a holder of an existing award without the consent of the affected holder.

Share Unit Awards
In 2014, our named executive officers were granted awards under the Share Unit Plans in the form of “annual share unit” awards, “contingency share unit” awards, and “transaction share unit” awards, as applicable. In 2015, Mr. Roberts was granted an additional “annual share unit” award under the Student Housing Plan.
Each “annual share unit” award (an “Annual Share Unit Award”) other than the Annual Share Unit Award granted to Mr. Roberts in 2015 will vest and be settled on the later to occur of (i) the date of a change in control or Listing Event with respect to our lodging, student housing or retail/non-core business, as applicable, and (ii) the third anniversary of the vesting commencement date of the award, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Awards vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. The Annual Share Unit Award granted to Mr. Roberts in 2015 will vest on the later to occur of (i) with respect to one-third of the share units underlying the Annual Share Unit Award, on the first three anniversaries of the vesting commencement date, and (ii) the date of a change in control of the Company or University House, or a Listing Event with respect to the shares of common stock of University House, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Awards vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. In the case of a Listing Event, the Annual Share Unit Award will be settled in shares of common stock of our lodging, student housing or retail/non-core business, as applicable, and in the event of a change in control, the Annual Share Unit Award will be settled in cash (or, if the acquiring entity is a publicly traded company and the Annual Share Unit Award is converted into another form of equity award of the acquiring entity at the time of the change in control, then the Annual Share Unit Award will be settled in shares of the acquiring entity).
The vesting and settlement of each “contingency share unit” award (a “Contingency Share Unit Award”) is contingent upon the occurrence of a change in control or Listing Event with respect to our lodging, student housing or retail/non-core business, as applicable, that occurs no later than the fifth anniversary of the applicable vesting commencement date. If a Listing Event occurs, the Contingency Share Unit Award will vest and settle in three equal installments on each of the first three anniversaries of the Listing Event, subject to the executive’s continued employment through each vesting date. If a qualifying change in control occurs, 100% of the Contingency Share Unit Award will vest and settle on the one-year anniversary of the change in control event, subject to the executive’s continued employment through the vesting date. The awards will be settled in shares or cash in the same manner described above with respect to the Annual Share Unit Awards.
Because Messrs. McGuinness, Potts, Podboy and Wilton provide leadership to the entire Company, not just the retail business, those executives received awards of share units in the student housing and lodging businesses in addition to their Annual Share Unit Awards and one-time Contingency Share Unit Awards in the retail business. The one-time awards of student housing share units and lodging share units are referred to as transaction share units and align the interests of Messrs. McGuinness, Potts, Podboy and Wilton with the long-term success of the entire Company. Each “transaction share unit” award (a “Transaction Share Unit Award”) will vest and settle upon the occurrence of a change in control or Listing Event of our lodging, student housing or retail/non-core business, as applicable, that occurs no later than the fifth anniversary of the applicable vesting commencement date. Upon the occurrence of a Listing Event or change in control, the executive will be entitled to a cash payment equal to the fair market value of the share units subject to the Transaction Share Unit Award determined on the date of the change in control or Listing Event, as applicable. Mr. Collins did not receive a Transaction Share Unit Award due to his later start date with the Company.
Each of the share unit awards granted to the named executive officers during 2014 has a vesting commencement date of March 12, 2014. The additional Annual Share Unit Award granted to Mr. Roberts in 2015 has a vesting commencement date of January 1, 2015. The value of each share unit granted in 2014 was equal to $10.00 at the time of grant and was determined by reference to the third-party valuation performed for us as of December 31, 2013. The estimated value of each share unit underlying the additional Annual Share Unit Award granted to Mr. Roberts in 2015 was $13.98 at the time of grant and was determined by our compensation committee as discussed below.
On January 20, 2015, in connection with the change in the equity value of our lodging portfolio resulting from certain intercompany transfers of assets and debt to and from Xenia that did not reflect Xenia’s actual performance, our compensation committee approved an adjustment to the number of share units subject to all share unit awards outstanding under the Lodging Plan to protect the value of the awards from dilution or enlargement attributable to such transfers.
On February 4, 2015, in connection with the spin-off of our lodging business, the Transaction Share Unit Awards relating to our lodging business which were granted to Messrs. McGuinness, Potts, Podboy and Wilton became vested and were settled in accordance with the applicable plan provisions.

Effective June 19, 2015, in connection with the change in the equity value of our student housing portfolio resulting from certain intercompany transfers of assets and debt to and from University House that do not reflect University House’s actual performance, our compensation committee approved an adjustment to the number of share units subject to all share unit awards outstanding under the Student Housing Plan to protect the value of the awards from dilution or enlargement attributable to such transfers.
On November 16, 2015, in connection with the change in the equity value of our retail/non-core portfolio resulting from certain intercompany transfers of assets and debt to and from the retail/non-core portfolio that do not reflect the retail/non-core portfolio’s actual performance, our compensation committee approved an adjustment to the number of share units subject to all share unit awards outstanding under the Retail Plan to protect the value of the awards from dilution or enlargement attributable to such transfers.
Additional information regarding the vesting terms and conditions applicable to all outstanding share unit awards held by our named executive officers is set forth under the heading “- Potential Payments Upon Termination or Change in Control” below.
Other Elements of Compensation
In 2015, we provided customary employee benefits to our full- and part-time employees, including our named executive officers, including medical and dental benefits, short-term and long-term disability insurance, accidental death and dismemberment insurance, and group life insurance. In addition, Mr. McGuinness was also covered by an additional life insurance policy provided by the Company.
We have established a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. In 2015, our named executive officers were eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. For 2015, we matched 50% of the contributions made by participants in the 401(k) plan for the first $3,000 of the employee’s contributions. These matching contributions are subject to vesting based on the participant’s years of service. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions, adds to the overall desirability of our compensation packages and further incentivizes our employees in accordance with our compensation policies.
Severance and Change in Control-Based Compensation
As more fully described below under the caption “- Potential Payments Upon Termination or Change in Control,” the amended and restated employment agreements with our named executive officers provide for certain payments and/or benefits upon a qualifying termination of employment. We believe that job security and terminations of employment, both within and outside of the change in control context, are causes of significant concern and uncertainty for senior executives and that providing protections to our named executive officers in these contexts is therefore appropriate in order to alleviate these concerns and allow the executives to remain focused on their duties and responsibilities to the Company in all situations.
Payments and/or benefits provided in the employment agreements for our named executive officers, in each case, upon a termination by the Company without “cause” or by the executive for “good reason,” include, without limitation:

•	a multiple of the sum of the executive’s annual base salary and target bonus for the year in which the termination occurs; and

•	payment or reimbursement, by the Company of premiums for healthcare continuation coverage under COBRA for the executive and his dependents for up to 18 months after the termination date.
Furthermore, the award agreements covering the share unit awards granted to each named executive officer and the RSU Award Agreements provide for accelerated vesting of the awards upon certain terminations of employment. A detailed description of the acceleration provisions applicable to the share unit awards and the RSU Awards is set forth under the heading “- Potential Payments Upon Termination or Change in Control” below.
Mr. Roberts may also be eligible to receive a change in control retention bonus under the IA Communities Group, Inc. Retention Bonus Plan, as amended (the "Retention Bonus Plan"). See "Potential Payments Upon Termination of Change in Control - University House Retention Bonus Plan" below for additional details.
Separation Agreement with Mr. Potts

Effective November 23, 2015, Mr. Potts resigned as Executive Vice President - Chief Financial Officer and Treasurer and principal financial officer of the Company and from all other officer, director or other positions he held with any subsidiary, division or affiliate of the Company.
In connection with Mr. Potts’ resignation, the Company and Mr. Potts entered into the Severance Agreement. Pursuant to the Severance Agreement, Mr. Potts is entitled to certain severance payments and benefits, as more fully described below under the caption “- Potential Payments Upon Termination or Change in Control.” All such compensation and benefits are conditioned upon Mr. Potts not revoking the general release of claims set forth in the Severance Agreement. The Severance Agreement further provides that the non-competition covenant under Mr. Potts’ employment agreement with the Company will continue to apply for six months (rather than twelve months) following the separation date.
Tax and Accounting Considerations
Code Section 162(m)
Generally, Section 162(m) of the Code disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer and each of its three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as “performance-based compensation” within the meaning of the Code. We believe that we qualify as a REIT under the Code and generally are not subject to federal income taxes, provided that we distribute to our stockholders at least 90% of our taxable income each year. As a result of the Company’s tax status as a REIT, the loss of a deduction under Section 162(m) may not affect the amount of federal income tax payable by the Company. Therefore, our board and our compensation committee generally have not taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation.
Code Section 409A
Section 409A of the Code, or Section 409A, requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.
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
Accounting for Stock-Based Compensation
We follow FASB Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of Annual Share Unit Awards and Contingency Share Unit Awards under the Share Unit Plans and RSU Awards under the Incentive Award Plan will be accounted for as equity awards under ASC Topic 718. Grants of Transaction Share Unit Awards may only be settled in cash, and therefore are reflected as non-equity awards. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to the Share Unit Plans. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Executive Compensation Tables
Summary Compensation Table
The following table sets forth certain information with respect to the compensation paid to our named executive officers for the fiscal year ended December 31, 2015, and as applicable, the fiscal year ended December 31, 2014.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Thomas P. McGuinness President and Chief Executive Officer	2015	$700,000	$1,750,000	$1,284,004	$5,330	$3,739,334
	2014	572,115	3,000,000	975,000	4,211	4,551,326
Jack Potts Former Executive Vice President, Chief Financial Officer and Treasurer	2015	483,000	600,000	354,098	1,802,434	3,239,532
	2014	398,192	1,150,000	432,000	86	1,980,278
Michael E. Podboy Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer	2015	395,000	500,000	564,088	5,261	1,464,349
	2014	305,553	800,000	241,000	86	1,346,639
Scott W. Wilton Executive Vice President, General Counsel and Secretary	2015	395,000	500,000	477,468	5,261	1,377,729

David F. Collins Executive Vice President, Portfolio Management	2015	395,000	500,000	330,299	41,381	1,266,680

Jonathan T. Roberts President, University House Communities Group, Inc.	2015	375,000	500,000	374,718	5,458	1,255,176

(1)
For 2014, for Messrs. McGuinness, Potts and Podboy, amounts represent base salary earned for the portion of 2014 during which the executive was employed and compensated by us subsequent to the Self-Management Transactions (March 1, 2014 through December 31, 2014), as well as amounts reimbursed to the Business Manager and its affiliates for salaries paid to the executives for the period from February 1, 2014 through February 28, 2014.

For 2015, Mr. Roberts' annual base salary was increased from $375,000 to $450,000 effective November 16, 2015.

(2)
For 2015, for Messrs. McGuinness, Potts, Podboy, Wilton and Collins, amounts reflect the full grant-date fair value of RSU Awards granted under the Incentive Award Plan in accordance with ASC Topic 718. Additional details on accounting for stock-based compensation can be found in Note 2: “Summary of Significant Accounting Policies-Stock-Based Compensation” and Note 15: “Stock-Based Compensation” of our consolidated financial statements in this Annual Report on Form 10-K.

For 2014, for Messrs. McGuinness, Potts and Podboy, amounts reflect the full grant-date fair value of Annual Share Unit Awards and Contingency Share Unit Awards granted under the Retail Plan, which was calculated by multiplying the applicable number of share units by the per unit value ($10.00) on the date of grant as prescribed by ASC Topic 718. The value of each share unit ($10.00) was determined by reference to the third-party valuation performed for the Company as of December 31, 2013. Although the amounts presented in the table reflect the full grant-date fair value of the share unit awards as of the date of grant in accordance with ASC Topic 718, because the awards are contingent on the occurrence of a liquidity event that is outside our control, the Company did not recognize any stock-based compensation expense at the time of grant under ASC Topic 718 with respect to such awards, and any compensation expense recognized by the Company in the future will not necessarily reflect the grant date fair value of the awards shown in this table.
For 2015, for Mr. Roberts, amount reflects the full grant-date fair value of an Annual Share Unit Award granted under the Student Housing Plan, which was calculated by multiplying the applicable number of share units by the estimated per unit value ($13.98) on the date of grant as prescribed by ASC Topic 718. The value of each share unit was determined by our compensation committee. Although the amount presented in the table reflects the full grant-date fair value of the share unit award as of the date of grant in accordance with ASC Topic 718, because the award is contingent on the occurrence of a liquidity event that is outside our control, the Company has not recognized any stock-based compensation expense under

ASC Topic 718 with respect to such award, and any compensation expense recognized by the Company in the future will not necessarily reflect the grant date fair value of the award shown in this table.

(3)
For 2015, amounts represent (i) the annual bonus awards earned in 2015 and paid in 2016 under our annual bonus programs for employees of the Company and University House, as applicable, and (ii) payments with respect to the settlement of the Transaction Share Unit Awards that were granted under the Lodging Plan and were paid as a result of the Xenia Spin-Off to Messrs. McGuinness ($354,098), Potts ($354,098), Podboy ($212,459) and Wilton ($141,639).

For 2014, amounts represent the annual bonus awards earned in 2014 and paid in 2015 under our annual bonus programs for Messrs. McGuinness, Potts and Podboy. See “Compensation Discussion and Analysis - Elements of Executive Compensation - Annual Cash Bonuses” for a detailed discussion of our annual bonus programs.

(4)
The following table sets forth the amount of each other item of compensation paid to, or on behalf of, our named executive officers during 2015 included in the “All Other Compensation” column. Amounts for each other item of compensation are valued based on the aggregate incremental cost to us, in each case without taking into account the value of any income tax deduction for which we may be eligible.

Name	Company Contributions to 401(k) Plan	Life Insurance Premiums	Relocation Payment	Other Payments(1)	Total
Thomas P. McGuinness	$5,000	$330	$—	$—	$5,330
Jack Potts	5,000	292	—	1,797,142	1,802,434
Michael E. Podboy	5,000	261	—	—	5,261
Scott W. Wilton	5,000	261	—	—	5,261
David F. Collins	5,000	261	35,000	1,120	41,381
Jonathan T. Roberts	5,000	458	—	—	5,458

(1)
With respect to Mr. Potts, amount includes (i) cash severance payments equal to $1,757,050 and continued health insurance coverage at the Company’s expense valued at an estimated $38,093, paid or payable pursuant to the Severance Agreement and (ii) $1,999 for third-party provided services. With respect to Mr. Collins, amount reflects an employee referral bonus paid in 2015.

Grants of Plan-Based Awards in 2015
The following table sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended December 31, 2015.

Name	Grant Date	Estimated Future Payout Under Non- Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Stock or Share Units (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold	Target	Max
Thomas P. McGuinness	N/A	$437,500	$875,000	$1,312,500	—	—
	June 19, 2015	—	—	—	437,500(2)	$1,750,000(4)
Jack Potts	N/A	217,350	434,700	652,050	—	—
	June 19, 2015	—	—	—	150,000(2)	600,000(4)
Michael E. Podboy	N/A	158,000	316,000	474,000	—	—
	June 19, 2015	—	—	—	125,000(2)	500,000(4)
Scott W. Wilton	N/A	158,000	316,000	474,000	—	—
	June 19, 2015	—	—	—	125,000(2)	500,000(4)
David F. Collins	N/A	158,000	316,000	474,000	—	—
	June 19, 2015	—	—	—	125,000(2)	500,000(4)
Jonathan T. Roberts	N/A	180,000	360,000	540,000	—	—
	June 19, 2015	—	—	—	35,765(3)	500,000(5)

(1)
Amounts represent the potential value of cash bonus awards that could have been earned for 2015 under our bonus programs. Under the bonus program applicable to Messrs. McGuinness, Potts, Podboy, Wilton and Collins, each executive was eligible to earn a cash bonus based on achievement in 2015 of performance goals relating to (i) AFFO, and (ii) individual performance. Under the bonus program applicable to Mr. Roberts, Mr. Roberts was eligible to earn a cash bonus based on achievement in 2015 of performance goals relating to (i) adjusted EBITDA, (ii) development management, and (iii) individual performance. Please also see “Compensation Discussion and Analysis - Elements of Executive Compensation Program - Annual Cash Bonuses” for a detailed discussion of the 2015 bonus programs.

(2)	Represents RSU Awards granted under the Incentive Award Plan.

(3)	Represents an Annual Share Unit Award granted under the Student Housing Plan.

(4)	Amounts reflect the full grant-date fair value of RSU Awards granted under the Incentive Award Plan in accordance with ASC Topic 718.

(5)
Amount reflects the full grant-date fair value of the Annual Share Unit Award granted to Mr. Roberts under the Student Housing Plan during 2015, which was calculated by multiplying the applicable number of share units by the estimated per unit value ($13.98) on the date of grant as prescribed by ASC Topic 718. The estimated value of each share unit ($13.98) was determined by the compensation committee.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
The following provides a description of the material terms of each named executive officer’s employment agreement. Unless the context requires otherwise, references to "we" or the “Company” refer to InvenTrust or University House, as applicable.
On July 1, 2014, we entered into an Executive Employment Agreement with each of Messrs. McGuinness, Potts, Podboy, Wilton and Roberts. On January 28, 2015, we entered into an Executive Employment Agreement with Mr. Collins (collectively, the “Prior Employment Agreements”). On June 19, 2015, we entered into an Amended and Restated Executive Employment Agreement (an “Amended Employment Agreement”) with each of our named executive officers. The Amended Employment Agreements amend and restate the Prior Employment Agreements.
The Amended Employment Agreements provide that the executives are entitled to the following annual base salaries, which were approved by our compensation committee and, consistent with prior practice, were effective as of January 1, 2015:

Name	Annual Base Salary
Thomas P. McGuinness	$700,000
Jack Potts	483,000
Michael E. Podboy	395,000
Scott W. Wilton	395,000
David F. Collins	395,000
Jonathan T. Roberts	375,000
Under the Prior Employment Agreements, the executives were entitled to the following annual base salaries: Mr. McGuinness - $625,000; Mr. Potts - $435,000; Mr. Podboy - $300,000; Mr. Wilton - $335,175; Mr. Collins - $300,000; and Mr. Roberts - $275,000.
In addition, each executive is eligible to receive an annual cash performance bonus based upon the achievement of performance criteria established and approved by our compensation committee. The target awards for Messrs. McGuinness, Potts, Podboy, Wilton, Collins and Roberts under the Amended Employment Agreements will be no less than 125%, 90%, 80%, 80%, 80% and 80% of such executive’s annual base salary, respectively (previously 125%, 90%, 75%, 55%, 75% and 55%, respectively, under the Prior Employment Agreements). In the event of a change in control or Listing Event of the Company or University House, as applicable, the executive will be eligible to receive a pro-rated portion of the executive’s target annual bonus for the year in which such event occurs.
The Amended Employment Agreement with Mr. Roberts provides that, no later than March 15 of each year during his employment, we will grant him an annual share unit award under the Student Housing Plan with an aggregate value equal to no less than 133% of his then-current annual base salary (previously 100% of base salary under his Prior Employment Agreement). Similar grant provisions contained in the Prior Employment Agreements for Messrs. McGuinness, Potts, Podboy, Wilton and Collins were removed in connection with the entry into the Amended Employment Agreements, and are not included in those agreements.
The Amended Employment Agreements with Messrs. McGuinness, Potts, Podboy, Wilton and Collins also contain a confidentiality covenant by the executive that extends indefinitely, a non-competition covenant that extends during the executive’s employment and for a period of one year following a termination of the executive’s employment (previously one year following a termination of the executive’s employment by the executive for any reason or by the Company for “cause” under the Prior Employment Agreements), and an employee and independent contractor non-solicitation covenant that extends during the executive’s employment and for a period of three years following a termination of the executive’s employment. The non-competition covenant contained in the Amended Employment Agreements generally prohibits the executive from engaging or associating with any person or entity that owns properties having an aggregate appraised value of at least $500 million and is actively engaged in the acquisition, ownership, development, improvement, operation, management, leasing or sale of community centers, grocery-anchored centers, strip centers and/or power centers. Each Amended Employment Agreement with Messrs. McGuinness, Potts, Podboy, Wilton and Collins also includes a mutual non-disparagement covenant by the executive and the Company. The confidentiality, non-competition, independent contractor non-solicitation and mutual non-disparagement covenants contained in Mr. Roberts’ Executive Employment Agreement remained unchanged from his Prior Employment Agreement.
On November 16, 2015, the Amended and Restated Employment Agreement with Mr. Roberts was amended to increase his annual base salary to $450,000. His Amended and Restated Employment Agreement otherwise remained unchanged.
In addition to the terms described above, each of the Amended and Restated Employment Agreements also provides for certain payments and benefits upon a termination without “cause” or for “good reason” (each, as defined in the applicable employment agreement), which are described under the caption “- Potential Payments Upon Termination or Change in Control” below.
As discussed above, in connection with Mr. Potts’ resignation, the Company and Mr. Potts entered into the Severance Agreement. Pursuant to the Severance Agreement, Mr. Potts is entitled to certain severance payments and benefits, as more fully described below under the caption "- Potential Payments Upon Termination or Change in Control."

Outstanding Equity Awards at 2015 Fiscal Year-End
The following tables summarize the number of RSUs underlying outstanding RSU Awards and share units underlying outstanding Annual Share Unit Awards and Contingency Share Unit Awards for each named executive officer as of December 31, 2015. Because Transaction Share Unit Awards may only be settled in cash, they are not included in these tables as equity incentive plan awards.
Outstanding Restricted Stock Unit Awards at Fiscal Year End
The following table represents the RSU Awards outstanding as of December 31, 2015, granted under the Incentive Award Plan.

Name	Grant Date	Number of RSUs That Have Not Vested (#)	Market Value of RSUs That Have Not Vested ($)(1)
Thomas P. McGuinness	June 19, 2015	293,125(2)	$1,172,500
Michael E. Podboy	June 19, 2015	83,750(2)	335,000
Scott W. Wilton	June 19, 2015	83,750(2)	335,000
David F. Collins	June 19, 2015	83,750(2)	335,000

(1)
Amounts represent the number of outstanding RSUs multiplied by $4.00, which is equal to the estimated value per share of our common stock as of February 24, 2015 and was the latest valuation available at the time of grant in June 2015 or on December 31, 2015.

(2)
Represents outstanding RSUs, which vest as follows, subject to the executive’s continued service on each applicable vesting date: 49% on December 31, 2016 and 51% on December 31, 2017. If the executive’s service is terminated by us other than for “cause” or by the executive for “good reason,” in either case, on the date of, or during the 24 month period following, a change in control of the Company, or due to the executive’s death or “disability” (as defined in the RSU Award Agreement), the RSU Award will vest in full upon such termination.

Outstanding Share Unit Awards at Fiscal Year End
The following table represents the Share Unit Awards outstanding as of December 31, 2015, granted under the Retail Plan and the Student Housing Plan.

Name	Grant Date	Number of Share Units That Have Not Vested (#)(1)	Market Value of RSUs and Share Units That Have Not Vested ($)(2)
Thomas P. McGuinness	October 9, 2014 October 9, 2014	150,000(3) 150,000(4)	1,500,000 1,500,000
Michael E. Podboy	October 9, 2014 October 9, 2014	40,000(3) 40,000(4)	400,000 400,000
Scott W. Wilton	October 9, 2014 October 9, 2014	30,000(3) 22,500(4)	300,000 225,000
David F. Collins	October 9, 2014 October 9, 2014	40,000(3) 40,000(4)	400,000 400,000
Jonathan T. Roberts	June 19, 2015 October 9, 2014 October 9, 2014	35,765(5) 27,500(6) 27,500(7)	500,000 275,000 275,000

(1)
Numbers do not reflect adjustments made by our compensation committee from time to time to the number of share units underlying each award in order to prevent dilution or enlargement of value as a result of intercompany transfers of cash, assets or debt that have affected the interim equity value of our retail/non-core business or student housing business, as applicable. For additional information, see footnote 2 below. For a more detailed description of the Share Unit Awards, see the discussion under the captions "Share Unit Plans" and "Share Unit Awards" above.

(2)
With respect to Share Unit Awards granted in 2014, amounts represent the number of share units that were granted on the grant date multiplied by the estimated value of each share unit on the grant date as determined by our compensation committee by reference to the third-party valuation performed for the Company that was the most recent third-party evaluation available at the time of the grant. The estimated value of a share unit was determined based on a phantom capitalization of our retail/non-core business or student housing business, as applicable, and does not directly correspond to the value of a share of common stock of the Company or University House, as applicable. Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a Listing Event or a change in control of the business and, therefore, the market value of the share units cannot be definitively determined until the occurrence of such an event. With respect to Share Unit Awards granted under the Student Housing Plan in 2015, represents the number of share units outstanding multiplied by $13.98, which is equal to the estimated value of each share unit as of December 31, 2015 as determined by our compensation committee.

(3)
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

(4)
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

(5)
Represents an Annual Share Unit Award granted under the Student Housing Plan, which will vest and be settled on the later to occur of (i) with respect to one-third of the share units underlying the Annual Share Unit Award, on the first three anniversaries of the vesting commencement date, and (ii) the date of a change in control of the Company or University House, or a Listing Event with respect to the shares of common stock of University House, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Awards vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. The vesting commencement date for the Annual Share Unit Award is January 1, 2015.

(6)
Represents an Annual Share Unit Award granted under the Student Housing Plan, which will vest and be settled on the later to occur of (i) the date of a change in control of the Company or University House, or a Listing Event with respect to the shares of common stock of University House, and (ii) the third anniversary of the vesting commencement date of the award, subject to the executive’s continued employment through the applicable settlement date, provided that in no event will the Annual Share Unit Award vest or be settled unless such a change in control or Listing Event occurs on or before the fifth anniversary of the vesting commencement date of the award. The vesting commencement date for the Annual Share Unit Award is March 12, 2014.

(7)
Represents a Contingency Share Unit Award granted under the Student Housing Plan, the vesting and settlement of which is contingent upon the occurrence of a change in control of the Company or University House, or a Listing Event with respect to the shares of common stock of University House, in each case that occurs no later than the fifth anniversary of the applicable vesting commencement date. If a Listing Event occurs, the Contingency Share Unit Award will vest and settle in three equal installments on each of the first three anniversaries of the Listing Event, subject to the executive’s continued employment through each vesting date. If a qualifying change in control occurs, 100% of the Contingency Share Unit Award will vest and settle on the one-year anniversary of the change in control event, subject to the executive’s continued employment through the vesting date. The vesting commencement date for the Contingency Share Unit Award is March 12, 2014.

Stock Vested
The following table provides information regarding RSU Awards held by Messrs. McGuinness, Potts, Podboy, Wilton and Collins that vested during fiscal year 2015:

Name	Number of Shares Acquired on Vesting	Values Realized on Vesting (1)
Thomas P. McGuinness	144,375	$577,500
Jack Potts	50,000	200,000
Michael E. Podboy	41,250	165,000
Scott W. Wilton	41,250	165,000
David F. Collins	41,250	165,000

(1)
Amounts represent the number of shares of our common stock acquired in connection with the vesting of RSUs multiplied by $4.00, which is equal to the estimated value per share of our common stock as of February 24, 2015 and was the latest valuation available on December 31, 2015, the vesting date.

Potential Payments Upon Termination or Change in Control
Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment (whether or not such termination is in connection with a change in control) or upon a change in control or Listing Event. The following discussion describes the payments and benefits to which our named executive officers, other than Mr. Potts, would have become entitled upon a qualifying termination or change in control, as applicable, occurring on December 31, 2015. With respect to Mr. Potts, the discussion describes the payments and benefits payable under the Severance Agreement in connection with his termination of employment on November 23, 2015.
Employment Agreements
Under the named executive officers’ respective Amended Employment Agreements, if the executive’s employment was terminated by the Company or University House, as applicable, without “cause” or by the executive for “good reason” (each, as defined in the Amended Employment Agreement), the executive would be entitled to the following severance payments and benefits:

•
payment in an amount equal to a multiple of the sum of the executive’s annual base salary and target bonus for the year in which the termination occurs, payable in equal installments over a period of 12 months commencing within 60 days (or 70 days for Mr. Roberts) following the executive’s termination date (except as described below); and

•
payment or reimbursement by us or University House, as applicable, of premiums for healthcare continuation coverage under COBRA for the executive and his dependents for up to 18 months after the termination date.

The cash severance multiple for each executive for both non-change in control and change in control termination scenarios is as follows: Mr. McGuinness - 2x (non-change in control) and 3x (change in control) (previously 2x (non-change in control) and 2.5x (change in control) under Mr. McGuinness’ Prior Employment Agreement); Messrs. Podboy, Wilton, Collins and Roberts - 1.5x (non-change in control) and 2.5x (change in control) (previously 1.5x (non-change in control) and 2x (change in control) under the Prior Employment Agreements). Under the Amended Employment Agreements, the change in control severance multiple will apply in the event of a termination by us without “cause” that occurs on the date of, or during the 24 month period following, a change in control transaction or, with respect to Messrs. McGuinness, Podboy, Wilton and Collins, a sale of our retail business segment, or in the event of a termination by the executive for “good reason” that occurs on the date of, or during the 24 month period following, a change in control transaction (each, as defined in the Amended Employment Agreement). Cash severance payable in the event of a qualifying change in control termination will be made in a single lump sum within 60 days (or 70 days for Mr. Roberts) following the executive’s termination date (rather than installments over 12 months). The executive’s right to receive the severance or other benefits described above will be subject to the executive signing, delivering and not revoking a general release agreement in a form generally used by us.
The Amended Employment Agreements further provide that, to the extent that any payment or benefit received by an executive in connection with a change in control would be subject to an excise tax under Section 4999 of the Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to the executive than receiving the full amount of such payments.
RSU Awards
The RSU Agreements provide for accelerated vesting of the awards in the event of certain terminations of service. If an executive’s service is terminated by us other than for “cause” or by the executive for “good reason,” in either case, on the date of, or during the 24 month period following, a change in control of the Company, or due to the executive’s death or “disability” (as defined in the RSU Award Agreement), the RSU Award will vest in full upon such termination.
Share Unit Awards
The form of award agreements covering the share unit awards made to our named executive officers provide for accelerated vesting of the awards in the event of certain terminations of service and, in the case of the Transaction Share Unit Awards, a change in control or Listing Event.
With respect to Annual Share Unit Awards and Contingency Share Unit Awards, if the executive’s employment is terminated by the Company or University House, as applicable, without “cause” or by the executive for “good reason” (each, as defined in the applicable award agreement or Share Unit Plan), in either case, following the occurrence of a change in control or Listing Event, the unvested portion of the award will vest in full and be settled on the date of such termination or resignation. In addition, with respect to Annual Share Unit Awards and Contingency Share Unit Awards, in the event that the executive’s employment was terminated on account of death or “disability” (as defined in the applicable award agreement) after the occurrence of a change in control or Listing Event, then with respect to all share units which were unvested as of that time, the executive would be entitled to receive a cash payment equal to the fair market value of the share units on the date of the termination. In the event that the executive’s employment was terminated on account of death or “disability,” and a change in control or Listing Event had not yet occurred, then upon the occurrence of a change in control or Listing Event, the executive would be entitled to a cash payment equal to the fair market value of the share units on the date of the change in control or Listing Event, as applicable.

With respect to Transaction Share Unit Awards, in the event that the executive’s employment was terminated on account of death or “disability” (as defined in the applicable award agreement) prior to the occurrence of a change in control or Listing Event, the executive would be entitled to a cash payment equal to the fair market value of the share units on the date of the change in control or Listing Event, as applicable.

Potts Severance Agreement

Under the Severance Agreement, Mr. Potts is entitled to the following compensation and benefits: (i) $1,376,550, payable over a period of 12 months following the effective date of Mr. Potts’ resignation (the “separation date”); (ii) $380,500, payable in a lump-sum within 60 days following the separation date; (iii) continued health insurance coverage at the Company’s expense for up to 18 months following the separation date; and (iv) accelerated vesting, effective as of the separation date, of 50,000 restricted stock units previously granted to Mr. Potts which were otherwise scheduled to vest on December 31, 2015. The following table summarizes the amount of compensation and benefits paid or payable to Mr. Potts under the Severance Agreement.

	Cash Severance	Company-Paid COBRA Premiums (1)	Accelerated Vesting of RSU Awards (2)	Total
Jack Potts	$1,757,050	$38,093	$200,000	$1,995,143
(1)    Estimated value based on Company-paid COBRA premiums at 2015 enrollment rates.

(2)	Represents the product of 50,000 RSUs multiplied by $4.00, which is equal to the latest estimated share value of the Company as of the separation date.
The compensation and benefits payable under the Severance Agreement are conditioned upon Mr. Potts not revoking the general release of claims set forth in the Severance Agreement. The Severance Agreement further provides that the noncompetition covenant under Mr. Potts’ Amended Employment Agreement will continue to apply for six months following the separation date.
University House Retention Bonus Plan
Pursuant to the terms of the Retention Bonus Plan, in the event of a change in control of University House, subject to Mr. Roberts’ continued employment with University House until immediately prior to such change in control and subject to the terms and conditions of the Retention Bonus Plan, Mr. Roberts would be entitled to receive a cash retention bonus in an amount equal to one-half of his then-current annual base salary.

Summary of Potential Payments
The following table summarizes the payments that would be made to our named executive officers, other than Mr. Potts, upon the occurrence of certain qualifying terminations of employment or a change in control, Listing Event or, other than with respect to Mr. Roberts, a sale of our retail business (a “retail sale”), assuming such named executive officer’s termination of employment with the Company or University House, as applicable, occurred on December 31, 2015 and, where relevant, that a change in control or Listing Event of the Company or University House, as applicable, or a retail sale occurred on December 31, 2015. Amounts shown in the table below do not include (1) accrued but unpaid salary or bonuses and (2) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation.

Name	Benefit	Change of Control or Listing Event (No Termination)	Change in Control or Listing Event Following Termination Upon Death or Disability(1)	Termination Upon Death or Disability Following a Change in Control or Listing Event(2)	Termination Without Cause or For Good Reason (No Change in Control or Retail Sale)	Termination Without Cause or For Good Reason (Change in Control or Retail Sale) (2)(3)
Thomas P. McGuinness	Cash Severance (4)	—	—	—	$3,150,000	$4,725,000
	Accelerated Vesting of RSU Awards (5)	—	$1,172,500	$1,172,500	—	1,172,500
	Accelerated Vesting of Share Unit Awards (6)	$150,000	3,150,000	3,150,000	—	3,150,000
	Company-Paid COBRA Premiums (7)	—	—	—	23,701	23,701
	Total	150,000	4,322,500	4,322,500	3,173,701	9,071,201
Michael E. Podboy	Cash Severance (4)	—	—	—	1,066,500	1,777,500
	Accelerated Vesting of RSU Awards (5)	—	335,000	335,000	—	335,000
	Accelerated Vesting of Share Unit Awards (6)	90,000	890,000	890,000	—	890,000
	Company-Paid COBRA Premiums (7)	—	—	—	35,339	35,339
	Total	90,000	1,225,000	1,225,000	1,101,839	3,037,839
Scott W. Wilton	Cash Severance (4)	—	—	—	1,066,500	1,777,500
	Accelerated Vesting of RSU Awards (5)	—	335,000	335,000	—	335,000
	Accelerated Vesting of Share Unit Awards (6)	60,000	585,000	585,000	—	585,000
	Company-Paid COBRA Premiums (7)	—	—	—	34,432	34,432
	Total	60,000	920,000	920,000	1,100,932	2,731,932
David F. Collins	Cash Severance (4)	—	—	—	1,066,500	1,777,500
	Accelerated Vesting of RSU Awards (5)	—	335,000	335,000	—	335,000
	Accelerated Vesting of Share Unit Awards (6)	—	800,000	800,000	—	800,000
	Company-Paid COBRA Premiums (7)	—	—	—	35,518	35,518
	Total	—	1,135,000	1,135,000	1,102,018	2,948,018
Jonathan T. Roberts	Cash Severance (4)	—	—	—	1,215,000	2,025,000
	Accelerated Vesting of Share Unit Awards (6)	—	1,050,000	1,050,000	—	1,050,000
	Company-Paid COBRA Premiums (7)	—	—	—	41,038	41,038
	Retention Bonus (8)	225,000	—	225,000	—	225,000
	Total	225,000	1,050,000	1,275,000	1,256,038	3,341,038

(1)
Includes (i) with respect to the RSU Awards, amounts to which named executive officers would be entitled to upon a termination of employment on account of death or “disability” and (ii) with respect to the share unit awards, amounts to which named executive officers would be entitled to upon a change in control or Listing Event occurring following a termination of employment on account of death or “disability.”

(2)
Includes (i) amounts which would be payable by reason of accelerated vesting of RSU Awards upon a qualifying termination of employment following a change in control, (ii) amounts which would be payable upon the occurrence of a change in control or Listing Event under Transaction Share Unit Awards, and (iii) amounts which would be payable by reason of accelerated vesting of other share unit awards upon a qualifying termination of employment following the change in control or Listing Event.

(3)
Represents amounts to which named executive officers would be entitled upon a qualifying termination of employment occurring on the date of, or during the 24 month period following, a change in control (or with respect to share unit awards, following a Listing Event). In the event the named executive officer incurred a qualifying termination of employment beyond the 24 month period following a change in control (or with respect to share unit awards, following a Listing Event), the executive would remain entitled to acceleration of unvested share unit awards, but not the cash severance, reimbursement of COBRA premiums amounts or, unless the executive was terminated on account of death or disability, acceleration of unvested RSU Awards.

(4)
Represents a multiple of the sum of the named executive officer’s annual base salary and target bonus for the year in which the qualifying termination occurs. The multiple varies by executive, and whether the executive’s qualifying termination occurs on the date of, or during the 24 month period following, a change in control. For additional details, see “ - Employment Agreements” above.

(5)
Represents the aggregate value of the named executive officer’s unvested RSUs which would vest in connection with the executive’s termination of employment, calculated by multiplying the applicable number of RSUs subject to each RSU Award by $4.00, which is equal to the estimated value per share of our common stock as of February 24, 2015 and was the latest valuation available at the time of grant in June 2015 or on December 31, 2015.

(6)
Represents the aggregate value of the named executive officer’s unvested share unit awards which would vest in connection with the change in control or Listing Event or the executive’s termination of employment, as applicable, based on the following. With respect to Share Unit Awards granted under the Retail Plan and the Student Housing Plan in 2014, amounts represent the number of share units that were granted on the grant date multiplied by the estimated value of each share unit on the grant date as determined by our compensation committee by reference to the third-party valuation performed for the Company that was the most recent third-party evaluation available at the time of the grant. The estimated value of a share unit was determined based on a phantom capitalization of our retail/non-core business or student housing business, as applicable, and does not directly correspond to the value of a share of common stock of the Company. Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a Listing Event or a change in control of the business and, therefore, the market value of the share units cannot be definitively determined until the occurrence of such an event. With respect to Share Unit Awards granted under the Student Housing Plan in 2015, represents the number of share units outstanding multiplied by $13.98, which is equal to the estimated value of each share unit as of December 31, 2015 as determined by our compensation committee. For a more detailed description of the Share Unit Awards, see the discussion under the captions "Share Unit Plans" and "Share Unit Awards" above.

(7)
Represents reimbursement of COBRA premiums. The amounts associated with COBRA premiums were calculated using 2015 enrollment rates, multiplied by the maximum 18 month period during which the executive may be entitled to reimbursement of COBRA premiums.

(8)	Represents amount payable to Mr. Roberts pursuant to the Retention Bonus Plan upon a change in control of University House.

Compensation Risk Assessment
We believes that our compensation policies and practices appropriately balance near-term performance improvement with sustainable long-term value creation, and that they do not encourage unnecessary or excessive risk taking. In 2015, our management conducted an extensive review of the design and operation of our compensation program and presented their findings to the compensation committee. The review included an assessment of the level of risk associated with the various elements of compensation. Based on this review and assessment, we believe that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Report
The compensation committee of our board of directors has reviewed and discussed with management the Compensation Discussion and Analysis contained herein and, based on such review and discussions, recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Compensation Committee of the Board of Directors
Paula Saban
Thomas F. Glavin
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information with respect to the beneficial ownership of our common stock as of March 15, 2016, by (i) each person who we believe is a beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all directors and executive officers as a group.
Unless otherwise indicated, the address of each named person is c/o InvenTrust Properties Corp., 2809 Butterfield Road, Suite 360, Oak Brook, Illinois 60523. Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities, and no shares beneficially owned by any director, nominee or executive officer have been pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	% of Shares Outstanding (10)
Directors and Named Executive Officers:
Thomas P. McGuinness, Director, President and Chief Executive Officer	80,293(3)	*
Michael E. Podboy, Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer	22,398(4)	*
David F. Collins, Executive Vice President-Portfolio Management	22,398	*
Scott W. Wilton, Executive Vice President, General Counsel and Secretary	27,499(5)	*
Jonathan T. Roberts, President, University House Communities Group Inc. (1)	—	—
J. Michael Borden, Independent Director, Chairman of the Board	187,370(6)	*
Thomas F. Glavin, Independent Director	45,767(7)	*
Paula Saban, Independent Director	20,625(8)	*
William J. Wierzbicki, Independent Director	22,166(9)	*
All Executive Officers and Directors as a Group (10 persons)	441,955	*
* Indicates less than 1%

(1)	The business address for Mr. Roberts is 3890 W. Northwest Highway, Suite 601, Dallas, Texas 75220.

(2)	Does not include shares underlying unvested RSUs. All fractional ownership amounts have been rounded to the nearest whole number.

(3)	Mr. McGuinness and his spouse share voting and dispositive power over all 80,293 shares.

(4)	Mr. Podboy and his spouse share voting and dispositive power over all 22,398 shares.

(5)
Includes 23,471 shares over which Mr. Wilton and his spouse share voting and dispositive power, 3,351 shares over which Mr. Wilton and his mother share voting and dispositive power, and 677 shares owned by Mr. Wilton’s spouse through her individual IRA.

(6)
Includes 115,899 shares over which Mr. Borden has sole voting and dispositive power, 64,613 shares owned by St. Anthony Padua Charitable Trust, for which Mr. Borden is the trustee, and 6,858 shares owned by Mr. Borden’s spouse.

(7)	Includes 25,142 shares over which Mr. Glavin and his spouse share voting and dispositive power.

(8)	Ms. Saban and her spouse share voting and dispositive power over all 20,625 shares.

(9)	Includes 1,541 shares over which Mr. Wierzbicki and his spouse share voting and dispositive power.

(10)	Based on 862,205,672 shares of our common stock outstanding as of March 15, 2016.

Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2015.

	(a)	(b)
	Number of Shares or Share Units Issuable Upon Vesting of Outstanding RSU Awards and Share Unit Awards(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans not approved by security holders:
InvenTrust Properties Corp. 2015 Incentive Award Plan	951,955	28,419,375
Inland American Real Estate Trust, Inc. 2014 Share Unit Plan(3)	784,780	—
University House Communities Group, Inc. 2014 Share Unit Plan	273,249	45,769,297

(1)
Represents RSU Awards outstanding under the Incentive Award Plan and Annual Share Unit Awards and Contingency Share Unit Awards outstanding under the Retail Plan and Student Housing Plan as of December 31, 2015. Transaction Share Unit Awards, which may only be settled in cash, are not included in the amounts shown in this column. The number of share units subject to each share unit award reflects the value of the award and does not necessarily correspond to an equivalent number of shares of common stock of the Company or University House, as applicable.

(2)
Includes shares of common stock available for future grants under the Incentive Award Plan, and share units available for future grants under the Share Unit Plans, as applicable, as of December 31, 2015. The number of share units available under each plan was established solely as a means to enable the Company to measure the change in value over time of the share unit awards granted under the applicable plan, and does not necessarily correspond to an equivalent number of shares of common stock of the Company, Xenia or University House, as applicable.

(3)
Effective June 19, 2015, in connection with the adoption of the Incentive Award Plan, we terminated this plan, which we refer to as the Retail Plan. Awards outstanding as of the termination of the plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan.

The material features of the Incentive Award Plan and the Share Unit Plans are described under the heading “Compensation Discussion and Analysis - Elements of Executive Compensation - Long-Term Equity-Based Incentives.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
As of January 1, 2015, we are no longer a related party to The Inland Group, Inc. as further described in our annual report on Form 10-K for the year ended December 31, 2015.
On February 3, 2015, we completed the Xenia Spin-Off through the pro rata taxable distribution of 95% of the outstanding common stock of our subsidiary Xenia Hotels & Resorts, Inc. to holders of record of our common stock as of the close of business on January 20, 2015. In connection with and in order to effectuate the Xenia Spin-Off, we and Xenia entered into a Separation and Distribution Agreement, a Transition Services Agreement and an Employee Matters Agreement. These agreements provided a framework for our relationship with Xenia following the Xenia Spin-Off, including, among other things, provisions that regard the allocation of liabilities, the absence of competition restrictions, access to financial and other information and confidentiality.
Policies and Procedures with Respect to Related Party Transactions
Our board of directors has adopted a written policy regarding the review, approval and ratification of transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that management present to the audit committee any proposed “related person transaction” (defined as any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K)) had, has or will have a direct or indirect interest), including all relevant facts and circumstances relating thereto. The audit committee will review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the Code of Ethics and Business Conduct, and either approve or disapprove the related person transaction.
If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification shall not be forthcoming, management shall make all reasonable efforts to cancel or annul such transaction. Any related person transaction shall be consummated and shall continue only if the audit committee has approved or ratified such transaction in accordance with Section 2-419 of Maryland Code, Corporations and Associations (if applicable), or any successor provision thereto, our charter and bylaws and the guidelines set forth in the related person policy.
Our related person policy was adopted in 2015 and therefore none of the transactions described above under the heading Certain Relationships and Related Transactions was approved pursuant to this policy. Prior to the adoption of our related person policy, any related party transactions, including those described above, were approved by a majority of our directors, including a majority of the directors not interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors considered whether the transaction between us and the related party was fair and reasonable to us and had terms and conditions no less favorable to us than those available from unaffiliated third parties.
Director Independence
Our business is managed under the direction and oversight of our board of directors. The members of our board are J. Michael Borden, Thomas F. Glavin, Thomas P. McGuinness, Paula Saban and William J. Wierzbicki, with Mr. Borden serving as the chairman. As required by our charter, a majority of our directors must be “independent.” As defined by our charter, an “independent director” means any director who qualifies as an “independent director” under the provisions of the New York Stock Exchange (“NYSE”) Listed Company Manual in effect from time to time. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).
Consistent with these considerations, after reviewing all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, and considering each director’s direct and indirect association with the Company and its management, the board has determined that Messrs. Borden, Glavin and Wierzbicki and Ms. Saban qualify as independent directors.

Our audit committee is comprised of Messrs. Borden and Glavin and Ms. Saban, with Mr. Glavin serving as chair. The board has determined that each director is independent in accordance with the listing standards of the NYSE and the rules of the SEC applicable to audit committee members.
Our compensation committee is comprised of Mr. Glavin and Ms. Saban, with Ms. Saban serving as chair. The board has determined that each director is independent in accordance with the listing standards of the NYSE and the rules of the SEC applicable to compensation committee members. Thomas F. Meagher resigned from the board and the compensation committee effective April 21, 2015.
Our nominating and corporate governance committee is comprised of Mr. Borden and Mr. Glavin, with Mr. Borden serving as chair. The board has determined that each director is independent in accordance with the listing standards of the NYSE. Prior to the formation of the nominating and corporate governance committee in February 2015, the board did not have a separately designated nominating committee, or a charter that governed the director nomination process. Instead, the full board performed the functions of a nominating committee, including identifying and selecting nominees for election at the annual meeting of stockholders. Even though Mr. McGuinness was not an independent director within the listing standards of the NYSE, a majority of the board of directors qualified as independent directors, as required by our charter.
Item 14. Principal Accounting Fees and Services
Fees to Independent Registered Public Accounting Firm
The following table presents fees for professional services rendered by our independent registered public accounting firm, KPMG LLC ("KPMG"), for the audit of our annual financial statements for the years ended December 31, 2015 and 2014, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2015 and 2014, respectively.

	Year ended December 31,
	2015	2014
Audit fees (1)	$2,776,500	$3,391,683
Audit-related fees (2)	—	30,000
Tax fees (3)	$957,010	$1,242,781
All other fees	—	—
TOTAL	$3,733,510	$4,664,464

(1)
Audit fees consist principally of fees paid for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports. In addition, for the year ended December 31, 2015, $1,075,000 of the above audit fees relate to the Highlands registration statement on Form 10, the audit of the 2012-2014 Highlands combined consolidated financial statements, and the audit of the 2015 Highlands combined consolidated financial statements. For the year ended December 31, 2014, audit fees include reimbursement of out-of-pocket legal expenses associated with the SEC investigation that concluded in March 2015. In addition, for the year ended December 31, 2014, $1,583,000 of the above audit fees relate to review of the Xenia Hotels & Resorts, Inc. registration statement on Form 10, audits of significant acquirees under Rule 3-05, the audit of the 2011-2013 combined consolidated financial statements, and the audit of the 2014 combined consolidated financial statements.

(2)	Prior year audit-related fees consist of agreed-upon procedures for one property owned by Xenia Hotels & Resorts, Inc.

(3)	Tax fees are comprised of tax compliance and consulting fees.
Approval of Services and Fees
Our audit committee, or the chairman of our audit committee, must pre-approve any audit and non-audit service provided to us by the independent auditor, unless the engagement is entered into pursuant to appropriate preapproval policies established by the audit committee or if such service falls within available exceptions under SEC rules. If approved by the chairman of the audit committee, such approval will be presented to the audit committee at its next meeting. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to approve audit and permitted non-audit services, provided that the decision of the subcommittee to approve any service shall be presented to the full audit committee at its next scheduled meeting.
Our audit committee has reviewed and approved all of the fees charged by KPMG for the years ended December 31, 2015 and 2014, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2015 and 2014, respectively, were consistent with maintaining KPMG’s independence. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services that are specifically approved as described above.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

i.	Financial Statements:

1.	Report of Independent Registered Public Accounting Firm

2.	The consolidated financial statements of the Company are set forth in the report in Item 8.

ii.	Financial Statement Schedules:

1.	Financial statement schedule for the year ended December 31, 2015 is submitted herewith.

2.	Real Estate and Accumulated Depreciation (Schedule III)

iii.	Exhibits:

1.	The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

i.	The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules
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
INVENTRUST PROPERTIES CORP.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
Director, President and Chief Executive Officer (Principal Executive Officer)
Date:	March 18, 2016
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2016
Name:	Thomas P. McGuinness

By:	/s/ Michael E. Podboy	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)	March 18, 2016
Name:	Michael E. Podboy

By:	/s/ Anna N. Fitzgerald	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 18, 2016
Name:	Anna N. Fitzgerald

By:	/s/ J. Michael Borden	Director	March 18, 2016
Name:	J. Michael Borden

By:	/s/ Paula Saban	Director	March 18, 2016
Name:	Paula Saban

By:	/s/ William J. Wierzbicki	Director	March 18, 2016
Name:	William J. Wierzbicki

By:	/s/ Thomas F. Glavin	Director	March 18, 2016
Name:	Thomas F. Glavin

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION
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

3.1
Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)

3.2
Amended and Restated Bylaws of InvenTrust Properties Corp., as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.1
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.4
Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.5
Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.6
Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.7
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)

10.8.1^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Thomas P. McGuinness (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.2^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Jack Potts (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.3^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

EXHIBIT NO.	DESCRIPTION
10.8.4^*	Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Scott W. Wilton

10.8.5^*	Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and David F. Collins

10.8.6^*	Amended and Restated Executive Employment Agreement, dated as of November 16, 2015, between University House Communities Group, Inc. and Jonathan T. Roberts

10.8.7^
Severance Agreement and General Release, dated as of November 23, 2015, between InvenTrust Properties Corp. and Jack Potts (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on November 23, 2015)

10.9
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.1^	The Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.2^
The Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.3^
The Inland American Communities Group, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.4^
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.5^
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.6^
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.7^
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.8^
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.9^
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.10^
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014).

10.10.11^
InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)

10.10.12^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015)

10.10.13^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)

10.10.14^
Form of University House Communities Group, Inc. Share Unit Award Agreement (2015) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)

10.10.15^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)

10.10.16^*	First Amendment to IA Communities Group, Inc. Retention Bonus Plan dated as of November 16, 2015

10.11.1
Transition Services Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.11.2
Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

EXHIBIT NO.	DESCRIPTION
10.11.3
First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015).

10.12
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

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report on Form 10-K.

^	Management contract or compensatory plan or arrangement.