Form 10-Q
period 2016-03-31
InvenTrust Properties Corp.
filed 2016-05-10
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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
Yes  ☐   No ☒
As of May 2, 2016 there were 862,205,672 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarter ended March 31, 2016

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
as of March 31, 2016 and December 31, 2015

(Dollar amounts in thousands, except par value amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investment properties:
Land	$747,478	$774,040
Building and other improvements	3,207,275	3,285,698
Construction in progress	100,038	72,122
Total	4,054,791	4,131,860
Less accumulated depreciation	(677,321)	(663,865)
Net investment properties	3,377,470	3,467,995
Cash and cash equivalents	435,652	203,285
Restricted cash and escrows	19,418	16,499
Investment in marketable securities	181,138	177,431
Investment in unconsolidated entities	177,837	182,511
Intangible assets, net	62,242	71,131
Accounts and rents receivable (net of allowance of $2,200 and $2,418)	39,578	44,653
Deferred costs and other assets	48,406	38,300
Assets of discontinued operations	2,235	3,118
Total assets	$4,343,976	$4,204,923
Liabilities
Debt, net	$2,022,416	$1,870,157
Accounts payable and accrued expenses	79,333	92,447
Distributions payable	28,022	28,013
Intangible liabilities, net	40,631	42,688
Other liabilities	26,334	22,858
Liabilities of discontinued operations	—	57
Total liabilities	2,196,736	2,056,220
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 862,205,672 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	862	862
Additional paid in capital	6,066,846	6,066,583
Accumulated distributions in excess of net loss	(3,958,647)	(3,956,032)
Accumulated other comprehensive income	38,179	37,290
Total Company stockholders’ equity	2,147,240	2,148,703
Total liabilities and equity	$4,343,976	$4,204,923
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income
for the three months ended March 31, 2016 and 2015

(unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Income
Rental income	$95,348	$89,660
Tenant recovery income	15,881	17,916
Other property income	3,060	2,093
Total income	114,289	109,669
Expenses
General and administrative expenses	17,283	22,984
Property operating expenses	17,310	17,819
Real estate taxes	13,403	12,569
Depreciation and amortization	38,515	36,988
Provision for asset impairment	8,390	—
Total expenses	94,901	90,360
Operating income	19,388	19,309
Interest and dividend income	2,704	3,291
Gain on sale of investment properties	24,026	728
Loss on extinguishment of debt	(948)	(1,355)
Other income	1,323	911
Interest expense	(24,062)	(23,047)
Equity in earnings of unconsolidated entities	1,276	1,973
Gain on sale of investment in unconsolidated entities	1,434	—
Realized gain on sale of marketable securities, net	555	2,711
Income before income taxes	25,696	4,521
Income tax expense	(288)	(929)
Net income from continuing operations	25,408	3,592
Net income from discontinued operations	—	2,241
Net income	25,408	5,833
Less: Net income attributable to noncontrolling interests	—	(8)
Net income attributable to Company	$25,408	$5,825
Net income per common share, from continuing operations, basic	$0.03	$0.00
Net income per common share, from discontinued operations, basic	0.00	0.00
Net income per common share, basic	$0.03	$0.00
Weighted average number of common shares outstanding, basic	862,205,672	861,824,777
Net income per common share, from continuing operations, diluted	$0.03	$—
Net income per common share, from discontinued operations, diluted	—	—
Net income per common share, diluted	$0.03	$—
Weighted average number of common shares outstanding, diluted	862,291,672	861,824,777
Comprehensive income:
Net income attributable to Company	$25,408	$5,825
Unrealized gain on investment securities	5,212	51,204
Unrealized loss on derivatives	(4,321)	(360)
Reclassification adjustment for amounts recognized in net income	(2)	(2,974)
Comprehensive income attributable to the Company	$26,297	$53,695
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the three months ended March 31, 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	25,408	—	25,408
Unrealized gain on investment securities	—	—	—	—	5,212	5,212
Unrealized loss on derivatives	—	—	—	—	(4,321)	(4,321)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(2)	(2)
Distributions declared	—	—	—	(28,023)	—	(28,023)
Share based compensation	—	—	263	—	—	263
Balance at March 31, 2016	862,205,672	$862	$6,066,846	$(3,958,647)	$38,179	$2,147,240
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

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$25,408	$5,833
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,515	48,922
Amortization of above and below market leases, net	(553)	(90)
Amortization of debt premiums, discounts and financing costs	1,931	2,207
Straight-line rental income	768	63
Provision for asset impairment	8,390	—
Gain on sale of investment properties, net	(24,026)	(728)
Loss on extinguishment of debt	948	1,355
Equity in earnings of unconsolidated entities	(1,276)	(1,973)
Distributions from unconsolidated entities	729	2,125
Gain on sale of investment in unconsolidated entities	(1,434)	—
Realized gain on sale of marketable securities	(555)	(2,711)
Non-cash share based compensation	422	—
Changes in assets and liabilities:
Accounts and rents receivable	3,221	(6,294)
Deferred costs and other assets	(206)	4,606
Accounts payable and accrued expenses	(13,988)	(18,376)
Other (liabilities) assets	(1,330)	5,751
Prepayment penalties and defeasance	(823)	—
Net cash flows provided by operating activities	$36,141	$40,690
Cash flows from investing activities:
Capital expenditures and tenant improvements	(1,091)	(15,336)
Investment in development projects	(29,003)	(34,624)
Proceeds from sale of investment properties, net	107,587	1,454
Proceeds from sale of marketable securities	1,506	2,875
Proceeds from the sale of and return of capital from unconsolidated entities	5,480	—
Contributions to unconsolidated entities	(1,350)	—
Distributions from unconsolidated entities	2,562	3,549
Payment of leasing fees	(595)	(507)
Restricted escrows and other assets	(808)	808
Other (assets) liabilities	(10,481)	1,064
Net cash flows provided by (used in) investing activities	$73,807	$(40,717)

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from financing activities:
Distributions paid	$(28,013)	$(81,155)
Proceeds from debt and notes payable	215,960	49,961
Payoffs of debt	(58,315)	(200,000)
Principal payments of mortgage debt	(7,193)	(6,683)
Payment of loan fees and deposits	(20)	(1,659)
Contributions from noncontrolling interests, net	—	160
Cash contribution to Xenia Hotels & Resorts, Inc.	—	(165,884)
Property level cash contributed to Xenia Hotels & Resorts, Inc.	—	(130,080)
Net cash flows provided by (used in) financing activities	$122,419	$(535,340)
Net increase (decrease) in cash and cash equivalents	232,367	(535,367)
Cash and cash equivalents, at beginning of period	203,285	733,150
Cash and cash equivalents, at end of period	$435,652	$197,783

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the three months ended March 31, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest, net capitalized interest of $623 and $2,111	$22,407	$26,804

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	$—	$1,484,872

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report on Form 10-K, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. As of March 31, 2016, the Company's portfolio comprises 124 properties, excluding development properties, representing 14.6 million square feet of retail space, 11,035 student housing beds and 5.7 million square feet of non-core space.
On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), through a taxable pro-rata distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company’s common stock as of the close of business on the record date, which was January 20, 2015 (referred to herein as the "Xenia spin-off"). Each holder of record of the Company’s common stock received one share of Xenia’s common stock for every eight shares of the Company’s common stock held at the close of business on the record date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia's common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR".
Following the Xenia spin-off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Xenia spin-off have been classified as discontinued operations because the Xenia spin-off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at March 31, 2016 and December 31, 2015. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2016 and 2015.
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
The Company owned 124 assets at March 31, 2016, 129 assets at December 31, 2015, and 142 assets at March 31, 2015. The breakdown, by segment, of the 124 owned assets at March 31, 2016 is as follows:

Segment	Property Count	Square Feet / Beds
Retail	92	14,597,294	Square feet
Student Housing	18	11,035	Beds
Non-core	14	5,730,177	Square feet
On January 4, 2016, the Company announced that it had entered into a definitive purchase agreement with UHC Acquisition Sub LLC, a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, under which the joint venture’s subsidiary will acquire the Company's student housing platform. The

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

agreement’s gross all-cash value is approximately $1.4 billion, with final net proceeds to be determined at closing. The transactions contemplated by the agreement are expected to close by the end of the second quarter of 2016. In accordance with the Company's held for sale accounting policy, as the Company has not received a significant non-refundable deposit, the Company determined that the underlying assets in this transaction are not considered as held for sale on the consolidated balance sheet at March 31, 2016.
On April 28, 2016, the Company completed the spin-off of its subsidiary, Highlands REIT, Inc. ("Highlands"), which the Company formed to hold substantially all of its remaining non-core assets, through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of Company common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off").  See "Note 14: Subsequent Events" for further discussion.
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
Refer to the Company's audited financial statements for the year ended December 31, 2015, as certain note disclosures contained in such audited financial statements have been omitted from these interim consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the statement of operations and comprehensive income for the three months ended March 31, 2015 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs from property operating expenses to general and administrative expenses for the three months ended March 31, 2015 of $2,401, and the classification of specialty leasing income from rental income to other property income for the three months ended March 31, 2015 of $148.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, Consolidation.  This update includes amendments that change the requirements for evaluating limited partnerships and similar entities for consolidation.  Under the new guidance, limited partnerships and similar entities will be considered variable interest entities ("VIEs") unless a scope exception applies.  As such, entities that consolidate limited partnerships and similar entities that are considered to be VIEs will be subject to VIE primary beneficiary disclosure requirements, and entities that do not consolidate a VIE will be subject to the disclosure requirements that apply to variable interest holders other than the primary beneficiary.  The new guidance also eliminates three of the six criteria for determining if fees paid to a decision maker or service provider are considered to be variable interest in a VIE and changes the criteria used to determine if variable interests in a VIE held by related parties of a reporting entity require the reporting entity to consolidate the VIE.  This standard is effective for financial statements issued by public companies for annual and interim reporting periods beginning after December 15, 2015.  The adoption did not have a significant impact on the consolidated financial statements or disclosure requirements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present the costs related to securing a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings. The Company adopted ASU 2015-03 and 2015-15 effective as of January 1, 2016 with retrospective application to the December 31, 2015 consolidated balance sheet. The effect of the adoption of ASU 2015-03 and 2015-15 was to reclassify debt issuance costs of approximately $8,496 as of December 31, 2015 from deferred costs and other assets in the consolidated balance sheet to a contra account as a deduction from debt in the consolidated balance sheet. There was no effect on the consolidated statements of operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that if the initial accounting for a business combination is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The adoption did not have a significant impact on the consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity’s accounting related to: (i) the classification and measurement of investments in equity securities; (ii) the presentation of certain fair value changes for financial liabilities measured at fair value; and (iii) amends certain disclosure requirements associated with the fair value of financial instruments, including eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption to have a significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard’s issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company had no acquisitions during the three months ended March 31, 2016 and 2015.
Subsequent to March 31, 2016, the Company acquired the following three retail assets:

•	Shops at the Galleria in Austin, Texas was acquired on April 1, 2016. This retail power center consists of approximately 538,000 square feet and was purchased at a gross acquisition price of $132,000;

•
Renaissance Center in Durham, North Carolina was acquired on April 1, 2016. This retail power center consists of approximately 363,000 square feet and was purchased at a gross acquisition price of $129,200;

•
Stevenson Ranch Plaza in Stevenson Ranch, California was acquired on April 15, 2016. This retail community center consists of approximately 187,000 square feet and was purchased at a gross acquisition price of $72,500.

The Company has not completed an allocation of the estimated fair value of the assets acquired and liabilities assumed for these three assets acquired subsequent to March 31, 2016. The Company expects the gross acquisition price of these assets to be primarily allocated to land, building, furniture, fixtures and equipment, and acquired lease intangible assets.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

4. Disposed Properties
The Company sold five assets during the three months ended March 31, 2016 for an aggregate gross disposition price of $111,300. The Company sold no operating properties and one land parcel during the three months ended March 31, 2015 for an aggregate gross disposition price of $1,410. For the three months ended March 31, 2016 and 2015, the Company had generated net proceeds from the sale of properties of $107,587 and $1,454, respectively.
The following properties were sold during the three months ended March 31, 2016. These properties have been included in continuing operations on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2016.

Segment	Property	Date	Gross Disposition Price	Square Feet
Retail	Cypress Town Center	1/7/2016	$7,300	55,000	Square Feet
Retail	James Center	1/13/2016	31,400	140,240	Square Feet
Retail	Streets of Indian Lake	3/11/2016	37,000	254,101	Square Feet
Retail	Lord Salisbury Center	3/11/2016	20,800	113,821	Square Feet
Retail	Fabyan Randall	3/25/2016	14,800	91,415	Square Feet
Total			$111,300
For the three months ended March 31, 2016 and 2015, the Company recorded a gain on sale of investment properties of $24,026 and $728, respectively, in continuing operations.
In line with the Company's adoption of the accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. The 46 assets included in the Xenia spin-off have been classified as discontinued operations because the Xenia spin-off represents a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at March 31, 2016 and December 31, 2015. The operations of these 46 assets have been classified as income from discontinued operations on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2015. The major classes of assets and liabilities of discontinued operations as of March 31, 2016 and December 31, 2015 were as follows:

	As of
	March 31, 2016	December 31, 2015
Assets
Deferred costs and other assets (a)	$2,235	$3,118
Total assets	$2,235	$3,118
Liabilities
Other liabilities (b)	$—	$57
Total liabilities	$—	$57

(a)	Deferred costs and other assets at March 31, 2016 and December 31, 2015 primarily include receivables from Xenia related to taxes.

(b)	Other liabilities at December 31, 2015 include tax liabilities related to hotel properties payable by the Company.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

For the three months ended March 31, 2016, there were no dispositions that qualified as discontinued operations. For the three months ended March 31, 2015, the operations reflected in discontinued operations, shown in the table below, reflect the operations of the 46 lodging properties associated with the Xenia spin-off. All other property disposals are now included as a component of income from continuing operations, consistent with the Company's adoption of ASU No. 2014-08.

	Three Months Ended
	March 31,
	2016	2015
Revenues	$—	$68,682
Depreciation and amortization expense	—	11,934
Other expenses	—	55,460
Operating income from discontinued operations	$—	$1,288
Interest expense, income taxes, and other miscellaneous income	—	953
Gain on sale of properties, net	—	—
Loss on extinguishment of debt	—	—
Net income from discontinued operations	$—	$2,241
Net cash used in operating activities from the properties classified as discontinued operations was $27 and $4,010 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities from the properties classified as discontinued operations was $883 and $14,877 for the three months ended March 31, 2016 and 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

5. Investment in Partially Owned Entities
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for details of each unconsolidated entity.
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

			Carrying Value of Investment at
Entity	Description	Ownership %	March 31, 2016	December 31, 2015
IAGM Retail Fund I, LLC	Retail shopping centers	55%	$129,206	$131,362
Downtown Railyard Venture, LLC	Land development	(a)	46,464	45,081
15th & Walnut Owner, LLC (b)	Student housing	62%	—	4,195
Other unconsolidated entities	Various real estate investments	Various	2,167	1,873
			$177,837	$182,511

(a)	The Company's ownership percentage in Downtown Railyard Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.

(b)
On February 4, 2013, the Company entered into a joint venture agreement with Gerding Edlen Investors, LLC ("GE") in order to develop, construct and manage a student housing community on the campus of the University of Oregon in Eugene, Oregon, which was completed later in 2013 and is now fully operational. The joint venture is known as 15th & Walnut Owner, LLC ("Eugene"). On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. A gain on the sale of the joint venture of $1,434 was recorded for the three months ended March 31, 2016 and is reflected in the consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2016 and 2015, the Company recorded no impairment on its unconsolidated entities.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

Combined Financial Information
The following tables present the combined condensed financial information for the Company’s investment in unconsolidated entities.

	As of
	March 31, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$639,714	$663,249
Other assets	93,128	99,895
Total assets	$732,842	$763,144
Liabilities and equity:
Mortgage debt	313,358	325,822
Other liabilities	72,825	79,642
Equity	346,659	357,680
Total liabilities and equity	$732,842	$763,144
Company’s share of equity	$191,716	$196,506
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $1,500 and $1,085, respectively)	(13,879)	(13,995)
Carrying value of investments in unconsolidated entities	$177,837	$182,511

	Three Months Ended
	March 31,
	2016	2015

Revenues	$17,593	$19,644
Expenses:
Interest expense and loan cost amortization	5,918	4,147
Depreciation and amortization	6,428	5,634
Operating expenses, ground rent and general and administrative expenses	3,785	5,828
Total expenses	16,131	15,609
Net income	$1,462	$4,035

Company's share of net income (loss), net of excess basis depreciation of $130 and $130, respectively	$1,000	$1,973
Distributions from unconsolidated entities in equity in earnings in excess of the investments' carrying value	276	—
Equity in earnings of unconsolidated entities	$1,276	$1,973
Equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive income of $1,276 for the three months ended March 31, 2016 include nonrecurring distributions that are in excess of the investments' carrying value by $276 for the three months ended March 31, 2016.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

The unconsolidated entities had total third party debt of $313,358 at March 31, 2016 that matures as follows:

Year	Amount
2016	$19,668
2017	—
2018	203,782
2019	16,245
2020	—
Thereafter	73,663
$313,358
Of the total outstanding debt related to assets held by the Company's unconsolidated joint ventures, approximately $23,000 is recourse to the Company and $1,000 is recourse to the IAGM joint venture. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.
6. Investment in Marketable Securities
Investment in marketable securities of $181,138 and $177,431 at March 31, 2016 and December 31, 2015, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $137,367 and $138,318 as of March 31, 2016 and December 31, 2015, respectively. The Company's investment in marketable securities includes an approximately 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $88,564 and $86,919 as of March 31, 2016 and December 31, 2015, respectively. The cost basis of the Xenia securities held by the Company was $80,748 as of March 31, 2016 and December 31, 2015, which is equal to 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Xenia spin-off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $43,771 and $39,113, which includes gross unrealized losses of $1,647 and $2,242 related to its marketable securities as of March 31, 2016 and December 31, 2015, respectively. Securities with gross unrealized losses have a related fair value of $6,477 and $10,712 as of March 31, 2016 and December 31, 2015, respectively. The unrealized gain on the Xenia securities held by the Company was $7,816 and $6,171 as of March 31, 2016 and December 31, 2015, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three months ended March 31, 2016 and 2015.
During the three months ended March 31, 2016 and 2015, dividend income of $2,655 and $2,899, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

7. Debt
Mortgages Payable
Mortgage loans outstanding as of March 31, 2016 and December 31, 2015 were $1,724,672 and $1,774,221, respectively, and had a weighted average interest rate of 4.93% and 4.94% per annum, respectively. Mortgage premium and discount, net, was a discount of $4,300 and $5,568 as of March 31, 2016 and December 31, 2015, respectively. Debt issuance costs, which are presented as a deduction from the related debt liabilities, were $7,956 and $8,496 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through August 2037, as follows:

Maturity Date	As of March 31, 2016	Weighted average interest rate
2016	$243,815	4.79%
2017	601,888	5.36%
2018	173,736	2.94%
2019	—	—%
2020	7,925	3.21%
Thereafter	697,308	5.11%
Total	$1,724,672	4.93%
The Company is negotiating refinancing debt maturing in 2016. It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2016, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $54,283 is recourse to the Company.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $2,976, which matures in 2016. This loan is not cross collateralized with any other mortgage loans or recourse to the Company.
Line of Credit
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios at March 31, 2016 and December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of LIBOR plus 1.60%. The Company had $150,000 and $190,000 available under the term loan as of March 31, 2016 and December 31, 2015, respectively. The interest rate of the term loan was 1.74% and 1.59% as of March 31, 2016 and December 31, 2015, respectively.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $140,000 and $300,000 available under the revolving line of credit as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the interest rate on the revolving line of credit was 1.84%.
8. Fair Value Measurements
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2016
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$179,328	$—	$—
Real estate related bonds	—	1,810	—
Total assets	$179,328	$1,810	$—
Derivative interest rate instruments	—	(5,592)	—
Total liabilities	$—	$(5,592)	$—

	Fair Value Measurements at December 31, 2015
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$175,127	$—	$—
Real estate related bonds	—	2,304	—
Total assets	$175,127	$2,304	$—
Derivative interest rate instruments	—	(1,941)	—
Total liabilities	$—	$(1,941)	$—

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

Level 1
At March 31, 2016 and December 31, 2015, the fair value of the available-for-sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2016 and December 31, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the Company had outstanding interest rate swap agreements with a notional value of $197,000 and $157,000, respectively.
Level 3
At March 31, 2016 and December 31, 2015, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three months ended March 31, 2016 and 2015. The asset groups that were reflected at fair value through this evaluation are:

	Three Months Ended
	March 31, 2016		March 31, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties	$39,150	$8,390	$—	$—
Total	$39,150	$8,390	$—	$—
Investment Properties
During the three months ended March 31, 2016, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment properties' impairment analysis was based on purchase contracts. The Company recorded an impairment of investment properties of $8,390 in continuing operations for the three months ended March 31, 2016 on two retail properties based on purchase contracts. There was no impairment recorded for the three months ended March 31, 2015 for those properties included in continuing operations. There was no impairment recorded for the three months ended March 31, 2015 for those properties included in discontinued operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,724,672	$1,729,686	$1,774,221	$1,789,464
Line of credit and term loan	$310,000	$310,000	$110,000	$110,000
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.85% per annum. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, as of March 31, 2016, the Company owned all of the outstanding stock of MB REIT (Florida), Inc. ("MB REIT"), which the Company consolidates for financial reporting purposes. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a Qualified REIT Subsidiary ("QRS") of the Company and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, as of March 31, 2016, MB REIT is currently disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT are treated for federal income tax purposes as those of the Company. MB REIT was included in the Highlands spin-off as described in "Note 14 - Subsequent Events."
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. During the three months ended March 31, 2015 the Company's hotels were leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation.
For the three months ended March 31, 2016 and 2015, an income tax expense of $288 and $929, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income.
For the three months ended March 31, 2015 income tax expense of $2,169 was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

10. Segment Reporting
For the three months ended March 31, 2016, the Company's portfolio strategy was to continue to focus on the retail and student housing asset classes. The non-core segment includes multi-tenant office and triple-net properties. The Company evaluates segment performance primarily based on net operating income. Net operating income of the segments exclude interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. The non-segmented assets primarily include the Company’s cash and cash equivalents, investment in marketable securities, construction in progress, and investment in unconsolidated entities.
For the three months ended March 31, 2016, approximately 15% of the Company’s retail and non-core revenue (excluding student housing) from continuing operations was generated by three properties leased to AT&T, Inc. These three properties leased to AT&T, Inc. were included in the Highlands spin-off as described in "Note 14 - Subsequent Events." The student housing segment was not considered in this analysis as leases are on a per bed basis, for a year or less, and are immaterial when evaluated individually.
The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2016.

	Total	Retail	Student Housing	Non-core
Rental income	$96,116	$49,786	$25,179	$21,151
Straight line adjustment	(768)	108	7	(883)
Tenant recovery income	15,881	15,254	187	440
Other property income	3,060	1,450	1,372	238
Total income	114,289	66,598	26,745	20,946
Operating expenses	30,713	18,874	8,983	2,856
Net operating income	$83,576	47,724	17,762	18,090
Non-allocated expenses (a)	(55,798)
Other income and expenses (b)	3,310
Equity in earnings of unconsolidated entities (c)	2,710
Provision for asset impairment (d)	(8,390)
Net income from continuing operations	$25,408
Net income from discontinued operations	—
Less: net income attributable to noncontrolling interests	—
Net income attributable to Company	$25,408
Balance Sheet Data
Real estate assets, net (e)	$3,339,674	1,893,892	915,784	529,998
Non-segmented assets (f)	1,004,302
Total assets	4,343,976
Capital expenditures	$1,091	273	818	—

(a)	Non-allocated expenses consists of general and administrative expenses and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, loss on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Equity in earnings includes gain on investment in unconsolidated joint venture.

(d)	Total provision for asset impairment included $8,390 related to two retail assets.

(e)	Real estate assets include intangible assets, net of amortization.

(f)	Construction in progress is included as non-segmented assets.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

The following table summarizes net property operations income by segment as of and for the three months ended March 31, 2015.

	Total	Retail	Student Housing	Non-core
Rental income	$89,723	$50,057	$17,777	$21,889
Straight line adjustment	(63)	379	36	(478)
Tenant recovery income	17,916	16,087	177	1,652
Other property income	2,093	935	1,082	76
Total income	109,669	67,458	19,072	23,139
Operating expenses	30,388	20,109	6,473	3,806
Net operating income	$79,281	47,349	12,599	19,333
Non-allocated expenses (a)	(59,972)
Other income and expenses (b)	(17,690)
Equity in earnings of unconsolidated entities	1,973
Provision for asset impairment	—
Net income from continuing operations	3,592
Net income from discontinued operations (c)	2,241
Less: net income attributable to noncontrolling interests	(8)
Net income attributable to Company	$5,825

(a)	Non-allocated expenses consists of general and administrative expenses, and depreciation and amortization.

(b)
Other income and expenses consists of gain on sale of investment properties, loss on extinguishment of debt, interest and dividend income, interest expense, other income, realized gain on sale of marketable securities, net, and income tax expense.

(c)	Net income from discontinued operations primarily relates to the lodging properties included in the Xenia spin-off.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

11. Earnings per Share and Equity Transactions
Basic earnings per share ("EPS") are computed using the two-class method by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income from continuing operations	$25,408	$3,592
Less: Dividends on common stock	(28,023)	(54,585)
Less: Net income attributable to noncontrolling interests	—	(8)
Undistributed loss	$(2,615)	$(51,001)
Add: Dividends on common stock	28,023	54,585
Distributed and undistributed income from continuing operations, basic and diluted	$25,408	$3,584
Income from discontinued operations allocated to common stockholders	$—	$2,241

Weighted average shares outstanding:
Weighted average shares outstanding - basic	862,205,672	861,824,777
Effect of unvested restricted stock units	86,000	—
Weighted average shares outstanding - diluted	862,291,672	861,824,777

Basic income per share:
Income from continuing operations allocated to common shareholders per share	$0.03	$—
Income from discontinued operations allocated to common shareholders per share	$—	$—

Diluted income per share:
Income from continuing operations allocated to common shareholders per share	$0.03	$—
Income from discontinued operations allocated to common shareholders per share	$—	$—

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

12. Stock-Based Compensation
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
As of February 3, 2015, the share units outstanding under the Lodging Plan were included in the Xenia spin-off and Xenia terminated the Lodging Plan.
As of June 19, 2015, in connection with the adoption of the Incentive Award Plan (as defined below) the Company terminated the Retail Plan. Awards outstanding with a grant date value of $6,733 under the Retail Plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan. The Student Housing Plan was not terminated and remains in effect. As of March 31, 2016, awards granted in 2015 and 2014 with an aggregate grant date value of $2,086 and $1,735, respectively, were outstanding under the Student Housing Plan. No additional awards were granted during the three months ended March 31, 2016 under the Student Housing Plan.
As a triggering event had not occurred with respect to the Company's retail/non-core or student housing businesses, the Company did not recognize stock-based compensation expense related to the Retail Plan or the Student Housing Plan for the three months ended March 31, 2016 and 2015.
Incentive Award Plan
Effective as of June 19, 2015, the board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At March 31, 2016, 28,419,750 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of March 31, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Price at Grant Date
Outstanding at January 1, 2016	951,555	$4.00
Restricted stock units granted	—	—
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Outstanding at March 31, 2016	951,555	$4.00
At March 31, 2016, there was $3,123 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan. The restricted stock units outstanding as of March 31, 2016 have vesting schedules through December 2017. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $437 related to the Incentive Award Plan for the three months ended March 31, 2016. No stock-based compensation expense was recognized for the three months ended March 31, 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

March 31, 2016
(unaudited)

13. Commitments and Contingencies
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.
14. Subsequent Events
Acquisitions
Subsequent to March 31, 2016, the Company acquired the following three retail assets:

•
Shops at the Galleria in Austin, Texas was acquired on April 1, 2016. This retail power center consists of approximately 538,000 square feet and was purchased at a gross acquisition price of $132 million;

•
Renaissance Center in Durham, North Carolina was acquired on April 1, 2016. This retail power center consists of approximately 363,000 square feet and was purchased at a gross acquisition price of $129.2 million;

•
Stevenson Ranch Plaza in Stevenson Ranch, California was acquired on April 15, 2016. This retail community center consists of approximately 187,000 square feet and was purchased at a gross acquisition price of $72.5 million.

Spin-Off of Highlands REIT, Inc.
On April 28, 2016, the Company completed the spin-off of its subsidiary, Highlands REIT, Inc. (“Highlands”), which the Company formed to hold substantially all of its remaining non-core assets, through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of Company common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off").  Each holder of record of Company common stock received one share of Highlands’ common stock for every one share of Company common stock held at the close of business on the record date. There is no current trading market for shares of Highlands’ common stock, and Highlands does not intend to list any shares of its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, the Company entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands’ real property assets consist of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed by subsidiaries of Highlands prior to the spin-off). In the Highlands spin-off, the Company disposed of assets with a book value of approximately $660.0 million as of March 31, 2016, and liabilities with a book value of approximately $435.0 million as of March 31, 2016. The Company also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between the Company and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2015, as may be updated in this quarterly report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s internet site (http://www.sec.gov). Such risks and uncertainties include market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which our properties are located; our ability to complete strategic transactions, including the sale of our student housing platform; our ability to identify, execute and complete disposition opportunities; our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; our ability to manage the risks and costs of being a self-managed company over the long term; loss of members of our senior management team or key personnel; changes in governmental regulations and United States accounting standards or interpretations thereof; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; changes in the competitive environment in the leasing market and any other market in which we operate; forthcoming expirations of certain of our leases and our ability to re-lease such properties; our ability to collect rent from tenants or to rent space on favorable terms or at all; the impact of leasing and capital expenditures to improve our properties in order to retain and attract tenants; events beyond our control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; actions or failures by our joint venture partners, including development partners; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; the economic success and viability of our anchor retail tenants; our debt financing, including risk of default, loss and other restrictions placed on us; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; the availability of cash flow from operating activities to fund distributions; our investment in equity and debt securities; our status as a real estate investment trust ("REIT") for federal tax purposes; and changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.
The following discussion and analysis relates to the three months ended March 31, 2016 and 2015 and December 31, 2015. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Quarter Highlights and Recent Activities." As of March 31, 2016, our portfolio comprises 124 properties, excluding development properties, representing 14.6 million square feet of retail space, 11,035 student housing beds and 5.7 million square feet of non-core space.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the three months ended March 31, 2016 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable).
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

Quarter Highlights
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
The transactions contemplated by the agreement, which are expected to close by the end of the second quarter of 2016, are subject to customary closing conditions. The agreement contains provisions pursuant to which the closing may be deferred until up to July 5, 2016 in order to obtain certain third-party consents. The agreement provides that either the Company or acquiror may terminate the agreement at any time prior to the closing pursuant to customary termination rights. Upon certain events of termination, our sole recourse is an $85 million reverse break-up fee to be funded by the joint venture partners. For a more-detailed summary of the terms of the agreement, see our Current Report on Form 8-K filed with the SEC on January 4, 2016. The agreement is filed as Exhibit 2.1 to this report.
Joint Venture Activity
On February 25, 2016, our partner in one joint venture purchased our partnership interest in the joint venture. A gain on the termination of the joint venture of $1.4 million was recognized for the three months ended March 31, 2016. In addition, we received nonrecurring distributions that are in excess of the investments' carrying value by $0.3 million during the three months ended March 31, 2016.
Acquisitions
There were no acquisitions during the three months ended March 31, 2016.
Disposals
During the three months ended March 31, 2016, we disposed of five retail assets for an aggregate gross disposition price of approximately $111.3 million. We generated net proceeds from the sale of these five retail assets of approximately $107.6 million.
Recent Activities
Acquisitions
Subsequent to March 31, 2016, we acquired the following three retail assets:

•
Shops at the Galleria in Austin, Texas was acquired on April 1, 2016. This retail power center consists of approximately 538,000 square feet and was purchased at a gross acquisition price of $132.0 million;

•
Renaissance Center in Durham, North Carolina was acquired on April 1, 2016. This retail power center consists of approximately 363,000 square feet and was purchased at a gross acquisition price of $129.2 million;

•
Stevenson Ranch Plaza in Stevenson Ranch, California was acquired on April 8, 2016. This retail community center consists of approximately 187,000 square feet and was purchased at a gross acquisition price of $72.5 million.

Spin-Off of Highlands REIT, Inc.
On April 28, 2016, we completed the spin-off of our subsidiary, Highlands REIT, Inc. ("Highlands"), which we formed to hold substantially all of our remaining non-core assets, through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off").  Each holder of record of our common stock received one share of Highlands’ common stock for every one share of our common stock held at the close of business on the record date. There is no current trading market for shares of Highlands’ common stock, and Highlands does not intend to list any shares of its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, we entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands’ real property assets consist of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed by subsidiaries of Highlands prior to the spin-off). In the Highlands spin-off, we disposed of assets with a book value of approximately $660.0 million as of March 31, 2016, and liabilities with a book value of approximately $435.0 million as of March 31, 2016. We also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between InvenTrust and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.
Outlook
We believe that the fundamentals in the retail segment continue to be favorable in our target markets and support our disciplined capital recycling model. Our grocer-anchored and necessity-based community and neighborhood centers bring consumers to our well-located properties, while our larger-format power center retailers continue to adapt their business models to embrace e-commerce and appeal to the consumer's continuing value focus. We see ongoing retailer demand for well-located grocer-anchored and power center assets, further supporting our key market approach. With limited new development and increasing, but controlled, retailer expansion, we believe retail rental rates in our target markets will continue to rise.
As we execute our portfolio strategy throughout 2016, we expect our occupancy rate will increase, driving modest rental income growth across the platform. The recent announcement of the bankruptcy of Sports Authority will have minimal impact on our portfolio. Sports Authority represents approximately 1% of our annual rental income and we have experienced strong demand for their location in our portfolio from other retailers. We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying sites in our current retail portfolio where we can develop pad sites. In addition, we are working with our tenant partners to expand rentable square footage at select properties where demand warrants. The retail rental market continues to show strength and our leasing staff is capitalizing on this by leasing space at favorable rates, while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance at our properties. Our property management team is focused on maintaining strong tenant relationships, controlling expenses, and providing an enhanced consumer shopping experience.
Following our transition to self-management, we have made a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the company. In 2016, we continue to make meaningful investments in technology, including enhancements to our data and reporting systems. In addition, as we continue to execute on our disciplined acquisition and disposition program, we continue the expansion of regional offices. In 2016, we opened regional offices in Orlando, Florida and Raleigh, North Carolina. In the second quarter of 2016, we will be opening an office in Austin, Texas.
While our portfolio is geographically diverse, approximately 24% of our retail platform is located in Texas and Oklahoma. While the energy sector continues to be depressed, to date, we have not experienced a negative impact with respect to our retailers in these markets. The length of the energy downturn is uncertain, however we believe that the long term nature of the retail leases, combined with the national platform of most anchor or big box retailers, mitigates any short- to medium-term impact these retailers may experience.
We continue to execute on our key markets strategy of focusing on high job and high population growth markets. We will opportunistically sell non-strategic retail properties and exit markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant concentration. We currently operate in up to 40 markets. However, as we continue to execute on our strategy, we expect to reduce our markets to roughly half that number of markets. This will serve to hone our strategy and provide capital that can be redeployed into our target asset class.
Our disposition activity, including the pending sale of our student housing platform and ongoing sales of non-strategic retail assets, could cause us to experience dilution in operating performance during the period we dispose of properties. We intend to redeploy a portion of the sales proceeds into select multi-tenant retail assets in 2016, which we believe will enhance the overall value of our platform. The dilution associated with the sale of the student housing platform will continue until the sales proceeds are reinvested.
Our board continues to evaluate potential uses of the proceeds from the sale of our student housing platform, which is expected to close by the end of the second quarter. Uses of proceeds may include, but are not limited to, investing in premier retail multi-

tenant assets in our target markets with job and population growth, reducing debt and enhancing capital structure, and repurchasing shares to provide stockholders with another liquidity opportunity.
We believe that our debt maturities over the next five years are manageable, and while we anticipate interest rates will rise over the long term, we expect low interest rates to prevail throughout 2016. We will fund our distributions with cash flow from operations as well as from unconsolidated entities and a portion of the proceeds from our property sales. Our board will consider our distribution rate following the student housing sale. We expect distribution payments to decrease as the student housing assets produced significant cash flow and will no longer be a part of our portfolio. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing.

Results of Operations
Consolidated Results of Operations
This section describes and compares our results of operations for the three months ended March 31, 2016 and 2015. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three months ended March 31, 2016 and 2015 are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts and per square foot (amounts).

	Three Months Ended
	March 31,
	2016	2015
Net income from continuing operations	$25,408	$3,592
Net income from discontinued operations	—	2,241
Net income attributable to Company	25,408	5,825
Net income per common share, basic	$0.03	$0.00
Our net income attributable to the Company increased $19.6 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of:

•
an increase in gain on sale of investment properties of $23.3 million from March 31, 2015 to 2016. We disposed of five assets during the three months ended March 31, 2016 compared to a single land parcel during the three months ended March 31, 2015;

•
the acquisition of four retail and two student housing assets since March 31, 2015 as well as two student housing assets placed in service in third quarter 2015, and the completion of a second tower on an existing student housing asset in third quarter 2015.

A detailed discussion of our financial performance is as follows.
Operating Income and Expenses:

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015
Income:
Rental income	$95,348	$89,660	$5,688
Tenant recovery income	15,881	17,916	(2,035)
Other property income	3,060	2,093	967
Operating expenses:
Property operating expenses	$17,310	$17,819	$(509)
Real estate taxes	13,403	12,569	834
Depreciation and amortization	38,515	36,988	1,527
Provision for asset impairment	8,390	—	8,390
General and administrative expenses	17,283	22,984	(5,701)
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

Property income increased $4.6 million for the three months ended March 31, 2016 compared to the same period in 2015 largely as a result of:

•
the acquisition of four retail and two student housing assets since March 31, 2015 as well as two student housing assets placed in service in third quarter 2015, and the completion of a second tower on an existing student housing asset in third quarter 2015, resulting in an increase in property income of approximately $9.4 million; and was

•	offset by the disposition of 21 assets since March 31, 2015, resulting in a decrease to property income of approximately $4.4 million.
Property operating expenses decreased $0.5 million for the three months ended March 31, 2016 compared to the same period in 2015 as a result of:

•
the acquisition of four retail and two student housing assets since March 31, 2015 as well as two student housing assets placed in service in third quarter 2015, and the completion of a second tower on an existing student housing asset in third quarter 2015, resulting in an increase to property operating expenses of approximately $2.3 million; and was

•	offset by the disposition of 21 assets since March 31, 2015, resulting in a decrease to property income of approximately $1.1 million; as well as

•	offset by a decrease in same store operating expenses of approximately $1.9 million due to lower snow removal and marketing costs.
Provision for asset impairment

•
During the three months ended March 31, 2016, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two retail properties for the three months ended March 31, 2016 that we determined were impaired and subsequently written down to fair value. Therefore, we recorded a provision for asset impairment of $8.4 million with respect to these two retail assets.

•	During the three months ended March 31, 2015, we did not record a provision for asset impairment in continuing or discontinued operations.
General and administrative expenses

•
During the three months ended March 31, 2016, general and administrative expenses decreased $5.7 million, from $23.0 million at March 31, 2015 to $17.3 million at March 31, 2015. This decrease is a primarily a result of the elimination of certain positions during 2015. There were also higher legal costs, filing fees, and stock administration costs incurred in 2015.

Non-Operating Income and Expenses:

	Three Months Ended		Increase (Decrease)
	March 31, 2016	March 31, 2015
Interest and dividend income	$2,704	$3,291	$(587)
Gain on sale of investment properties	24,026	728	23,298
Loss on extinguishment of debt	(948)	(1,355)	407
Other income	1,323	911	412
Interest expense	(24,062)	(23,047)	1,015
Equity in earnings of unconsolidated entities	1,276	1,973	(697)
Gain on sale of investment in unconsolidated entities	1,434	—	1,434
Realized gain on sale of marketable securities, net	555	2,711	(2,156)
Net income from discontinued operations	—	2,241	(2,241)

Gain on sale of investment properties

•
For the three months ended March 31, 2016, gain on sale of investment properties increased $23.3 million, from $0.7 million at March 31, 2015 to $24.0 million at March 31, 2015. During the three months ended March 31, 2016, we disposed of five retail assets compared to a single land parcel during the three months ended March 31, 2015.

Equity in earnings of unconsolidated entities
Our equity in earnings of unconsolidated entities includes our share of the unconsolidated entity's operating income or loss. Also included in this amount are any one-time adjustments associated with the transactions of the unconsolidated entity.

•
For the three months ended March 31, 2016 and 2015, equity in earnings of unconsolidated entities of $1.3 million and $2.0 million, respectively, was primarily a result of the receipt of nonrecurring distributions in excess of the investments' carrying value of $0.3 million and $1.7 million, respectively.

Gain on sale of investment in unconsolidated entities

•
For the three months ended March 31, 2016, gain on sale of investment in unconsolidated entities of $1.4 million was recognized as the result of the sale of our interest in a joint venture, 15th & Walnut Owner, LLC ("Eugene"), to our joint venture partner on February 25, 2016.

Realized gain on sale of marketable securities, net

•	For the three months ended March 31, 2016 and 2015, we recognized a $0.6 million and $2.7 million, respectively, net realized gain as a result of sales.
Net income from discontinued operations
In line with our adoption of the accounting standard governing discontinued operations, ASU 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations. Discontinued operations for the three months ended March 31, 2015 reflect the assets included in the Xenia spin-off. There were no assets that qualified as discontinued operations for the three months ended March 31, 2016.

Segment Reporting
We have been implementing our strategy of focusing on our remaining retail portfolio, most recently with the spin-off of Highlands and the pending sale of our student housing platform. As a retail company, our strategy will be to tailor and grow our retail platform. Our objective has been, and will continue to be, maximizing stockholder value over the long term.
We evaluate segment performance primarily based on net operating income and modified net operating income. Net operating income of the segments excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. Modified net operating income reflects the income from operations excluding lease termination income and U.S. generally accepted accounting principles ("GAAP") rent adjustments in order to provide a comparable presentation of operating activity across periods. Modified net operating income and net operating income are non-GAAP financial measures and are calculated and reconciled to GAAP net income in "Part I, Item 1. Note 10 to the Consolidated Financial Statements" and "Part I, Item 2. Selected Financial Data".
An analysis of results of operations by segment is below. The tables contained throughout summarize certain key operating performance measures for the three months ended March 31, 2016 and 2015. The rental rates reflected in retail and non-core are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. The rental rates reflected for student housing are inclusive of rent concessions. Economic occupancy, shown for our retail and non-core segments, is defined as the percentage of total gross leasable area ("GLA") for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Physical occupancy, shown for our student housing segment, is defined as the percentage of occupied beds compared to the total number of leasable beds.

	Number of Properties	Gross Leasable Area / No. of Beds		Average Occupancy (a)
Retail:
Community and neighborhood centers	51	4,571,969	Square feet	92%
Power centers	41	10,025,325	Square feet	94%
Total retail	92	14,597,294	Square feet	94%

Student housing:
Mid-rise	11	6,508	Beds	94%
High-rise	3	2,079	Beds	96%
Cottage style	2	1,257	Beds	98%
Garden style	2	1,191	Beds	95%
Total student housing	18	11,035	Beds	95%

Non-core:
Multi-tenant office	5	1,388,899	Square feet	77%
Triple net	9	4,341,278	Square feet	100%
Total non-core	14	5,730,177	Square feet	94%

Total number of wholly owned properties (b)	124

IAGM Retail Fund I, LLC ("IAGM") Retail joint venture, 55% ownership (c)	15	3,254,435	Square feet	93%

Total number of joint venture and wholly owned properties	139

(a)	Retail, non-core, and IAGM occupancy are shown as economic occupancy and does not necessarily reflect actual use by our tenants. Student housing occupancy is shown as physical occupancy.

(b)	Wholly owned properties are defined as those properties consolidated by the Company and not accounted for as an unconsolidated entity.

(c)	These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments.

Same Store
In order to evaluate our overall portfolio, management analyzes the operating performance of properties on a same store basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared. A total of 115 of our investment properties met our same store criteria for the three months ended March 31, 2016 and 2015. Properties are classified as same store once they have been owned and operated for the entirety of both periods presented and are fully operational. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
Same Store Segment Modified Net Operating Income
The following table represents our same store modified net operating income for the three months ended March 31, 2016 and 2015.

	Three Months Ended		Increase	Increase	Average Occupancy March 31, 2016 (a)	Average Occupancy March 31, 2015 (a)
	March 31, 2016	March 31, 2015
Retail	$42,842	$42,103	$739	1.8%	93%	93%
Student housing	11,606	11,246	360	3.2%	96%	95%
Non-core	19,088	18,866	222	1.2%	94%	94%
	$73,536	$72,215	$1,321	1.8%

(a)
Economic occupancy, shown for the retail and non-core segments, is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or physical occupation by that tenant of the area being leased. Physical occupancy is shown for the student housing segment.

Certain reclassifications have been made to the statement of operations and comprehensive income for the three months ended March 31, 2015 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs from property operating expenses to general and administrative expenses for the three months ended March 31, 2015 and the classification of specialty leasing income from rental income to other property income for the three months ended March 31, 2015.

Retail
As of March 31, 2016, we owned 92 retail assets consisting of 14,597,294 square feet. There were 88 retail same store assets for the three months ended March 31, 2016 and 2015. Our retail segment consists solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers.
A significant focus in our retail segment will be to continue to maximize the performance of the portfolio by accretive acquisitions in key markets and select dispositions of properties that are in markets that we do not believe offer the same opportunities for growth. We will support our key market approach by expanding our regional offices and further embedding leasing and operations staff in these respective markets, which we believe will provide us with stronger local market knowledge and enhanced tenant relationships. This will continue throughout 2016 as we source acquisitions in key markets.
IAGM Retail Fund I, LLC ("IAGM") is a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of March 31, 2016, IAGM consists of 15 retail assets representing 3,254,435 gross leasable square feet and has economic occupancy of 93%. The Company is responsible for the management and leasing of the retail properties included in the IAGM joint venture. The Company accounts for its investment in the IAGM joint venture using the equity method.

	As of March 31,
	2016	2015
Retail segment
Economic occupancy (a)	94%	93%
Rent per square foot (b)	$13.99	$13.79
Investment in properties, undepreciated	$2,414,520	$2,542,070

Retail segment, with IAGM joint venture properties:
Economic occupancy (a)	94%	93%
Rent per square foot (b)	$14.31	$14.12

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

The following table represents lease expirations for the retail segment as of March 31, 2016:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2016	150	547,092	$9,047	4.0%	4.7%	$16.54
2017	346	1,812,905	29,642	13.3%	15.4%	16.35
2018	291	1,808,545	27,257	13.2%	14.2%	15.07
2019	268	2,228,562	29,534	16.3%	15.4%	13.25
2020	278	1,961,223	28,184	14.4%	14.7%	14.37
2021	156	1,321,403	19,088	9.7%	9.9%	14.45
2022	52	825,991	10,062	6.0%	5.2%	12.18
2023	50	682,031	9,338	5.0%	4.9%	13.69
2024	52	713,485	8,490	5.2%	4.4%	11.90
2025	56	527,123	7,650	3.9%	4.0%	14.51
Month to Month	49	141,938	2,399	1.0%	1.2%	16.90
Thereafter	62	1,057,091	11,302	7.7%	5.9%	10.69
Specialty Leasing (a)	101	27,343	219	0.2%	0.1%	8.02
	1,911	13,654,732	$192,213	100%	100%	$14.08

(a)
Specialty leasing represents leases of less than one year in duration for inline space. Examples include retail holiday stores, storage or space used to sell gym memberships. It may also include any term length for a common area space including, but not limited to tent sales, farmer’s markets, ATMs, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of March 31, 2016 will in fact be exercised.

The following table represents lease spread metrics for leases that commenced during the three months ended March 31, 2016 compared to expiring leases for the prior tenant in the same unit.

All Tenants	No. of Leases Commenced as of March 31, 2016	GLA SF	New Contractual Rent per Square Foot ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (a)	76	659,600	$14.64	$13.85	5.70%	4.93	$0.16	$—
Comparable New Leases (a)	5	9,269	24.17	20.23	19.48%	5.63	10.08	5.98
Non-Comparable Renewal and New Leases	15	143,304	11.83	n/a	n/a	6.62	4.56	2.91
Total	96	812,173	$14.77	$13.94	5.95%	5.23	$1.05	$0.58

Anchor Tenants
Comparable Renewal Leases (a)	17	481,438	$12.20	$11.70	4.27%	4.82	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	4	99,772	$8.59	n/a	n/a	6.37	$1.50	$2.51
Total	21	581,210	$12.20	$11.70	4.27%	5.09	$0.26	$0.43

Non-anchor tenants
Comparable Renewal Leases (a)	59	178,162	$21.22	$19.65	7.99%	5.21	$0.58	$—
Comparable New Leases (a)	5	9,269	$24.17	$20.23	19.48%	5.63	$10.08	$5.98
Non-Comparable Renewal and New Leases	11	43,532	$19.23	n/a	n/a	7.18	$11.57	$3.82
Total	75	230,963	$21.36	$19.68	8.54%	5.60	$3.03	$0.96

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.

(b)	Non-comparable leases are not included in totals.
As of December 31, 2015, we had GLA totaling 600,359 square feet set to expire during the three months ended March 31, 2016. Of the square feet set to expire, 461,176 square feet were rolled over. This achieved a retention rate of 77%.

Comparison of the three months ended March 31, 2016 and 2015
The following table represents operating information for the retail segment and for the same store retail segment consisting of properties acquired prior to January 1, 2015. The properties in the same store portfolio were owned for the entire three months ended March 31, 2016 and 2015. Activity in the non-same store row for the three months ended March 31, 2016 and 2015 includes properties acquired after March 31, 2015. Activity in the non-same store row for the three months ended March 31, 2016 and 2015 also includes properties sold in 2016 and 2015 that did not qualify as discontinued operations.
For the three months ended March 31, 2016 compared to the same period in 2015, on a same store basis, our retail segment modified net operating income increased $0.7 million, or 1.8%. The increase was primarily due to lower property operating expenses, in which we incurred lower snow removal costs of $0.5 million and lower marketing costs of $0.3 million for the three months ended March 31, 2016 compared to the same period in 2015.
For the three months ended March 31, 2016 compared to the same period in 2015, our total retail segment modified net operating income decreased $0.3 million, or 0.6%. The decrease was due to five and eleven retail assets sold in 2016 and 2015, respectively.

	Three Months Ended		Increase (Decrease)	Variance
Retail Properties	March 31, 2016	March 31, 2015
No. of same store properties	88	88
Operating revenues
Rental income	$45,593	$45,135	$458	1.0%
Tenant recovery income	13,984	14,533	(549)	(3.8)%
Other property income	532	673	(141)	(21.0)%
Total income	60,109	60,341	(232)	(0.4)%
Operating expenses
Property operating expenses	7,734	9,294	(1,560)	(16.8)%
Real estate taxes	9,533	8,944	589	6.6%
Total operating expenses	17,267	18,238	(971)	(5.3)%
Modified same store NOI (1)	$42,842	$42,103	$739	1.8%
Modified non-same store NOI (1)	3,405	4,403	(998)	(22.7)%
Modified retail net operating income (1)	$46,247	$46,506	$(259)	(0.6)%
Adjustments (2)
GAAP Adjustments to rental income	617	758	(141)	(18.6)%
Termination fee income	860	85	775	911.8%
Total adjustments	1,477	843	634	75.2%
Net operating income, retail	$47,724	$47,349	$375	0.8%

(1)
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

Student Housing Segment
As of March 31, 2016, we owned 18 student housing assets consisting of 11,035 beds. There were 13 student housing same store assets for the three months ended March 31, 2016 and 2015.
In January 2016, we announced that we entered into an agreement to sell our student housing portfolio. We expect to complete this transaction by the end of the second quarter of 2016. See " - Quarter Highlights - Agreement to Sell Student Housing Platform" for more information. Pending the closing of the transaction, University House agreed to conduct its business in the ordinary course, not acquire or dispose of any material properties and to continue to develop its development properties in accordance with existing development plans.

	As of March 31,
	2016	2015
Student Housing segment
Physical occupancy (a)	95%	95%
End of month scheduled rent per bed per month (b)	$780	$760
Investment in properties, undepreciated	$1,044,598	$725,021

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

Comparison of the three months ended March 31, 2016 and 2015
The following table represents operating information for the student housing segment and for the same store student housing segment consisting of properties acquired prior to January 1, 2015. The properties in the same store portfolio were owned for the entire three months ended March 31, 2016 and 2015. Activity in the non-same store row for the three months ended March 31, 2016 and 2015 includes properties acquired after March 31, 2015. Activity in the non-same store row for the three months ended March 31, 2016 and 2015 also includes properties sold in 2015 that did not qualify as discontinued operations.
For the three months ended March 31, 2016, compared to the same period in 2015, on a same store basis, our student housing segment modified net operating income increased $0.4 million, or 3.2%. Rent per bed at same store properties increased from $752 at March 31, 2015 to $758 at March 31, 2016. Occupancy at same store properties increased from 95% at March 31, 2015 to 96% at March 31, 2016.
For the three months ended March 31, 2016, compared to the same period in 2015, our total student housing segment modified net operating income increased $5.2 million, or 41.3%. Rent per bed for the total student housing segment increased from $760 at March 31, 2015 to $780 at March 31, 2016. Occupancy at the total student housing segment remained consistent at 95% at March 31, 2016 and 2015. These increases in modified net operating income and occupancy when comparing the three months ended March 31, 2016 to the same period in 2015 are the result of two student housing assets placed in service in third quarter 2015, the completion of a second tower on an existing asset in third quarter 2015, and two assets purchased in fourth quarter 2015.

	Three Months Ended		Increase (Decrease)
Student Housing	March 31, 2016	March 31, 2015		Variance
No. of same store properties	13	13
Operating revenues
Rental income	$16,618	$16,169	$449	2.8%
Tenant recovery income	171	169	2	1.2%
Other property income	995	949	46	4.8%
Total income	17,784	17,287	497	2.9%
Operating expenses
Property operating expenses	4,923	4,889	34	0.7%
Real estate taxes	1,255	1,152	103	8.9%
Total operating expenses	6,178	6,041	137	2.3%
Modified same store NOI (1)	$11,606	$11,246	$360	3.2%
Modified non-same store NOI (1)	6,150	1,318	4,832	366.6%
Modified student housing NOI (1)	$17,756	$12,564	$5,192	41.3%
Adjustments (2)
GAAP Adjustments to rental income	6	35	(29)	(82.9)%
Total adjustments	6	35	(29)	(82.9)%
Net operating income, student housing	$17,762	$12,599	$5,163	41.0%

(1)	Modified net operating income reflects the income from operations excluding GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(2)	Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include GAAP rent adjustments such as straight-line rent.

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
The properties under development and all amounts set forth below are as of March 31, 2016.

Name	Location (City, State)	Beds	Total Costs Incurred to Date (a)	Total Estimated Costs (b)	Remaining Costs to be Funded (c)	Note Payable as of Mar 31. 2016	Estimated Placed in Service Date (d) (e)
The Venue at the Ballpark	Birmingham, AL	327 Beds	$35,559	$39,354	$—	$18,527	Q2 2016
UH Austin	Austin, TX	504 Beds	31,370	53,542	—	6,774	Q3 2016
UH Norman	Norman, OK	917 Beds	25,249	86,724	8,779	—	Q3 2017
UH College Avenue	Clemson, SC	418 Beds	5,241	38,259	8,251	—	Q3 2017

(a)	The Total Costs Incurred to Date represent total costs incurred for the development, including the acquisition cost of the land and building, excluding capitalized interest.

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

Non-Core Segment
As of March 31, 2016, we owned 14 non-core assets consisting of 5,730,177 square feet. There were 14 non-core same store assets for the three months ended March 31, 2016 and 2015. Our non-core segment comprises multi-tenant office and triple net properties, such as distribution centers, correctional facilities and single-tenant office properties.
On April 28, 2016, we completed the spin-off of our subsidiary, Highlands REIT, Inc. ("Highlands"), which we formed to hold substantially all of our remaining non-core assets, as further described in "- Recent Activities - Spin-Off of Highlands REIT, Inc." Of the 14 non-core assets owned at March 31, 2016, two remained with the Company after the spin-off.

	As of March 31,
	2016	2015
Economic occupancy (a)	94%	94%
Base rent per square foot (b)	$15.04	$14.83
Investment in properties, undepreciated	$750,348	$804,783

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

The following table represents lease expirations for the non-core segment as of March 31, 2016:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/ Square Foot
2016	9	2,311,838	$34,017	42.7%	41.4%	$14.71
2017	3	1,545,679	18,762	28.6%	22.9%	12.14
2018	3	225,160	5,983	4.2%	7.3%	26.57
2019	2	278,356	4,124	5.1%	5.0%	14.82
2020	2	301,827	9,850	5.6%	12.0%	32.63
2021	1	189,764	4,938	3.5%	6.0%	26.02
2022	1	41,690	1,145	0.8%	1.4%	27.46
2023	1	24,981	655	0.5%	0.8%	26.23
2024	—	—	—	—%	—%	—
2025	—	—	—	—%	—%	—
MTM	—	—	—	—%	—%	—
Thereafter	2	489,649	2,113	9.1%	2.6%	4.32
Specialty Leasing (a)	1	290	522	—%	0.6%	—
	25	5,409,234	$82,109	100%	100%	$15.18

(a)
Specialty leasing represents leases of less than one year in duration for inline space. Examples include retail holiday stores, storage or space used to sell gym memberships. It may also include any term length for a common area space including, but not limited to tent sales, farmer’s markets, ATMs, cell towers, billboards, and vending.

Leases expiring in 2016 and 2017 represent approximately 41.4% and 22.9%, respectively, of our total annualized rental income of our non-core segment. The leases expiring in 2016 and 2017 are on two properties included in the spin-off of Highlands on April 28, 2016.

Comparison of the three months ended March 31, 2016 and 2015
The following table represents operating information for the non-core segment and for the same store non-core segment consisting of properties acquired prior to January 1, 2015. The properties in the same store portfolio were owned for the entire three months ended March 31, 2016 and 2015. Activity in the non-same store row for the three months ended March 31, 2016 and 2014 includes properties acquired after March 31, 2015. Activity in the non-same store row for the three months ended March 31, 2016 and 2015 also includes properties sold in 2016 and 2015 that did not qualify as discontinued operations.
For the three months ended March 31, 2016, compared to the same period in 2015, on a same store basis, our non-core segment modified net operating income increased $0.2 million, or 1.2%. For the three months ended March 31, 2016, compared to the same period in 2015, our total non-core segment modified net operating income decreased $1.2 million, or 5.8%. The decrease was due to five non-core assets sold in 2015.

	Three Months Ended
Non-core	March 31, 2016	March 31, 2015	Increase (Decrease)	Variance
No. of same store properties	14	14
Operating revenues
Rental income	$21,132	$20,510	$622	3.0%
Tenant recovery income	440	1,359	(919)	(67.6)%
Other property income	232	136	96	70.6%
Total income	21,804	22,005	(201)	(0.9)%
Operating expenses
Property operating expenses	1,562	1,911	(349)	(18.3)%
Real estate taxes	1,154	1,228	(74)	(6.0)%
Total operating expenses	2,716	3,139	(423)	(13.5)%
Modified same store NOI (1)	$19,088	$18,866	$222	1.2%
Modified non-same store NOI (1)	(134)	1,259	(1,393)	(110.6)%
Modified non-core NOI (1)	$18,954	$20,125	$(1,171)	(5.8)%
Adjustments (2)
GAAP Adjustment to rental income	(864)	(792)	(72)	9.1%
Total adjustments	(864)	(792)	(72)	9.1%
Net operating income, non-core	$18,090	$19,333	$(1,243)	(6.4)%
(1) Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.
(2) Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Liquidity and Capital Resources
As of March 31, 2016, we had $435.7 million of cash and cash equivalents. On April 1, 2016, we used a portion of this cash to purchase two retail properties for an aggregate gross acquisition price of approximately $261.2 million. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
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
Strategic transactions may reduce our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining assets included in our non-core segment as further described in "- Recent Activities." On January 4, 2016, we announced an agreement to sell our student housing platform as further described in "- Quarter Highlights." The closing of this sale is expected to occur by the end of the second quarter of 2016. This disposition activity will cause us to experience dilution in our operating performance during the period after we dispose of properties and prior to reinvestment.
Long-Term Liquidity and Capital Resources
Given the completion of the Highlands spin-off and the pending sale of our student housing platform, our objectives are to maximize revenue generated by our existing retail properties, to further enhance the value of our retail segment to produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning and growing of our retail properties will increase our operating cash flows.
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

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2016 to March 31, 2016 totaling $28.0 million. During the three months ended March 31, 2016, we paid cash distributions of $28.0 million. These cash distributions were paid with $36.1 million from our cash flow from operations, $2.6 million provided by distributions from unconsolidated entities, as well as $24.0 million from the gain on sale of five retail assets.
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
The following table presents a historical view of our distribution coverage.

	Three months ended	Twelve months ended December 31,
	March 31, 2016	2015	2014	2013	2012	2011
Cash flow provided by operations	$36,141	$194,734	$340,335	422,813	456,221	397,949
Distributions from unconsolidated entities	2,562	10,884	33,891	20,121	31,710	33,954
Gain on sales of properties (a)	24,026	40,682	360,934	456,563	40,691	6,141
Distributions paid (b)	(28,013)	(146,510)	(438,875)	(449,253)	(439,188)	(428,650)
Excess	$34,716	$99,790	$296,285	$450,244	$89,434	$9,394

	Three months ended
	March 31, 2016	March 31, 2015
Cash flow provided by operations	$36,141	$40,690
Distributions from unconsolidated entities	2,562	3,549
Gain on sales of properties (a)	24,026	728
Distributions paid (b)	(28,013)	(81,155)
Excess (deficiency) (c)	$34,716	$(36,188)

(a)	Excludes gains reflected on impaired values and excludes gain/loss on transfer of assets.

(b)
Distributions paid for the three months ended March 31, 2015 reflect two months at the $0.50 per share annualized distribution rate and the remaining month at the $0.13 per share annualized distribution rate. This reduction in the annualized distribution rate is a result of the Xenia spin-off. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate of $0.50 was not sustainable after the Xenia spin-off. Beginning in the third quarter of 2015, we moved to quarterly distributions. The distributions declared are paid in the month subsequent to quarter end.

(c)	Our cash flow from operations in the first quarter of 2015 were impacted by the Xenia spin-off, as well as annual real estate taxes paid in January.

	Three months ended March 31,		Twelve months ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Distributions declared	$28,023	$54,585	$138,614	$436,875	$450,106	$440,031	$429,599
Distributions paid	28,013	81,155	146,510	438,875	449,253	439,188	428,650
Distributions reinvested	—	—	—	95,832	181,630	191,785	199,591
On February 3, 2015, we completed the Xenia spin-off through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on the record date, which was January 20, 2015. Each holder of record of our common stock received one share of Xenia’s common stock for every eight shares of our common stock held at the close of business on the record date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia’s common stock began trading on the NYSE under the ticker symbol "XHR".

Upon completing the Xenia spin-off, our board of directors analyzed and reviewed our distribution rate, and on February 24, 2015, announced a new distribution rate of $0.13 per share on an annualized basis beginning with the distribution paid in March 2015. Our board of directors will analyze and review our distribution rate in connection with the student housing sale. We expect distribution payments to decrease because the University House assets produced significant cash flow for us. We expect to announce a new distribution rate correlated to the cash generated from the remaining portfolio of assets after the closing of the student housing sale, which is expected to occur by the end of the second quarter 2016.

Borrowings
The table below presents the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of March 31, 2016.

	2016	2017	2018	2019	2020	Thereafter	Total
Maturing mortgage debt:
Fixed rate (a)	$164,616	$576,587	$65,804	$—	$7,925	$697,308	$1,512,240
Variable rate	79,199	25,301	107,932	—	—	—	212,432
Total debt	243,815	601,888	173,736	—	7,925	697,308	1,724,672

Weighted average interest rate on mortgage debt:
Fixed rate	5.80%	5.49%	4.37%	—%	3.21%	5.11%	5.29%
Variable rate	2.69%	2.54%	2.07%	—%	—%	—%	2.36%
(a) Includes $47.0 million of variable rate mortgage debt that has been swapped to a fixed rate as of March 31, 2016.
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $4.3 million, net of accumulated amortization, is outstanding as of March 31, 2016. Of the total outstanding debt for all years at March 31, 2016, approximately $54.3 million is recourse to the Company. As of March 31, 2016, we had approximately $243.8 million and $601.9 million in mortgage debt maturing in 2016 and 2017, respectively.

Summary of Cash Flows

	Three months ended March 31,
	2016	2015
Cash provided by operating activities	$36,141	$40,690
Cash provided by (used in) investing activities	73,807	(40,717)
Cash provided by (used in) financing activities	122,419	(535,340)
Increase (decrease) in cash and cash equivalents	$232,367	$(535,367)
Cash and cash equivalents, at beginning of period	203,285	733,150
Cash and cash equivalents, at end of period	$435,652	$197,783
Cash provided by operating activities was $36.1 million and $40.7 million for the three months ended March 31, 2016 and 2015, respectively, and was generated primarily from operating income from property operations, interest, and dividends.
Cash provided by investing activities was $73.8 million for the three months ended March 31, 2016 compared to cash used in investing activities of $40.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, cash used in investing activities included capital expenditures of $15.3 million compared to $1.1 million for the same period in 2016. Cash used in investment in development projects was $34.6 million for the three months ended March 31, 2015 compared to $29.0 million for the same period in 2016. Proceeds from the sale of investment properties of $1.5 million for the three months ended March 31, 2015 reflected the sale of one land parcel whereas proceeds from the sale of investment properties for the same period in 2016 of $107.6 million reflected the sale of five retail assets.
Cash provided by financing activities was $122.4 million for the three months ended March 31, 2016. Cash used in financing activities was $535.3 million for the three months ended March 31, 2015. Cash provided by financing activities during the three months ended March 31, 2016, included a draw on the line of credit of approximately $200.0 million. Cash used in financing activities for the three months ended March 31, 2015 included a cash contribution to Xenia of approximately $295.5 million and a payoff of debt of approximately $200.0 million, both of which were offset by debt proceeds of $50.0 million.
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

		Investment at
Joint Venture	Ownership %	March 31, 2016
IAGM Retail Fund I, LLC	55%	$129,206
Downtown Railyard Venture, LLC	(a)	46,464
Other unconsolidated entities	Various	2,167
		$177,837

(a)	Our ownership percentage in Downtown Railyard Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	March 31, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$4,343,976	$4,204,923
Debt, net	$2,022,416	$1,870,157

	For the three months ended
	March 31, 2016	March 31, 2015
Operating Data:
Total income	$114,289	$109,669
Total interest and dividend income	$2,704	$3,291
Net income attributable to Company	$25,408	$5,825
Net income per common share, basic	$0.03	$0.00
Net income per common share, diluted	$0.03	$0.00
Common Stock Distributions:
Distributions declared to common stockholders	$28,023	$54,585
Distributions paid to common stockholders	$28,013	$81,155
Distributions declared per weighted average common share	$0.03	$0.06
Distributions paid per weighted average common share	$0.03	$0.09
Supplemental Measures:
Funds from operations (a)	$50,910	$57,125
Modified net operating income (b)	$82,957	$79,195
Cash Flow Data:
Net cash flows provided by operating activities	$36,141	$40,690
Net cash flows provided by (used in) investing activities	$73,807	$(40,717)
Net cash flows provided by (used in) financing activities	$122,419	$(535,340)
Other Information:
Weighted average number of common shares outstanding, basic	862,205,672	861,824,777
Weighted average number of common shares outstanding, diluted	862,291,672	861,824,777
(a)     The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, or Funds from Operations. As defined by NAREIT, FFO is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest, and extraordinary items. We have adopted the NAREIT definition in our calculation of NAREIT FFO Applicable to Common Shares as management considers FFO a widely accepted and appropriate measure of performance for REITs.
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

		For the three months ended
		March 31,
Funds from Operations:		2016	2015
	Net income attributable to Company	$25,408	$5,825
Add:	Depreciation and amortization related to investment properties	38,541	48,936
	Depreciation and amortization related to investment in unconsolidated entities	4,031	3,092
	Provision for asset impairment	8,390	—
Less:	Gains from property sales and transfer of assets	24,026	728
	Gains from sale of investment in unconsolidated entities	1,434	—
	NAREIT FFO Applicable to Common Shares	$50,910	$57,125
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income (loss) or significant non-cash items from the periods presented:

	For the three months ended
	March 31,
	2016	2015
Amortization of above/below market leases	$(553)	$(90)
Amortization of mark to market debt discounts	1,258	1,256
Loss on extinguishment of debt	948	1,355
Straight-line rental income	768	63
Acquisition costs	221	37
Stock-based compensation expense	437	—
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

	For the three months ended
	March 31,
	2016	2015
Retail modified net operating income	$46,247	$46,506
Student housing modified net operating income	17,756	12,564
Non-core modified net operating income	18,954	20,125
Modified net operating income, total segments	82,957	79,195
Retail adjustments to modified net operating income	1,477	843
Student housing adjustments to modified net operating income	6	35
Non-core adjustments to modified net operating income	(864)	(792)
Adjustments, total segments (a)	619	86
Net operating income, total segments	83,576	79,281
Non-allocated expenses (b)	(55,798)	(59,972)
Other income and expenses (c)	3,310	(17,690)
Equity in earnings of unconsolidated entities (d)	2,710	1,973
Provision for asset impairment	(8,390)	—
Net income from continuing operations	25,408	3,592
Net income from discontinued operations	—	2,241
Less: net income attributable to noncontrolling interests	—	(8)
Net income attributable to Company	$25,408	$5,825

(a)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store and total results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization).

(b)	Non-allocated expenses consist of general and administrative expenses, and depreciation and amortization.

(c)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, loss on extinguishment of debt, other income, interest expense, realized gain on marketable securities and income tax expense.

(d)	Equity in earnings of unconsolidated entities includes the gain on investment in unconsolidated entities.
Subsequent Events
Acquisitions
Subsequent to March 31, 2016, we acquired the following three retail assets:

•
Shops at the Galleria in Austin, Texas was acquired on April 1, 2016. This retail power center consists of approximately 538,000 square feet and was purchased at a gross acquisition price of $132.0 million;

•
Renaissance Center in Durham, North Carolina was acquired on April 1, 2016. This retail power center consists of approximately 363,000 square feet and was purchased at a gross acquisition price of $129.2 million;

•
Stevenson Ranch Plaza in Stevenson Ranch, California was acquired on April 8, 2016. This retail community center consists of approximately 187,000 square feet and was purchased at a gross acquisition price of $72.5 million.

Spin-Off of Highlands REIT, Inc.
On April 28, 2016, we completed the spin-off of our subsidiary, Highlands REIT, Inc. ("Highlands"), which we formed to hold substantially all of our remaining non-core assets, as further described in "- Recent Activities - Spin-Off of Highlands REIT, Inc."

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the floating rate debt as of March 31, 2016 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.1 million. If market rates of interest on all of the floating rate debt as of March 31, 2016 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.1 million.
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
As of March 31, 2016 and December 31, 2015, the Company had entered into interest rate swap agreements with a notional value of $197,000 and $157,000, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of March 31, 2016 and December 31, 2015 were $5,592 and $1,941, respectively.
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
We incurred no impairments on our investment in marketable securities for the three months ended March 31, 2016 and 2015. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2016.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of March 31, 2016.

			Hypothetical 10% Decrease in	Hypothetical 10% Increase in
	Cost	Fair Value	Market Value	Market Value
Equity securities	$135,911	$179,328	$161,395	$197,261

Item 4. Controls and Procedures
Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In order to reflect the appointment of Mr. Michael E. Podboy, previously our Executive Vice President, Chief Investment Officer, to the additional positions of Chief Financial Officer and Treasurer in November 2015 and the additional duties and responsibilities in connection with such appointment, on May 5, 2016, the Compensation Committee of our Board of Directors approved an increase to the annual base salary of Mr. Podboy, our Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer, from $395,000 to $500,000 and an increase to Mr. Podboy’s target annual bonus from 80% to 90% of his base salary. In approving the increase to Mr. Podboy's salary and target bonus, the Compensation Committee took into account that the positions of Chief Financial Officer and Chief Investment Officer were previously two, separate executive officer positions, and now these roles are being performed solely by Mr. Podboy.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 10, 2016
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2016
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION
2.1*	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016**
2.2
Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, as filed by the Registrant on April 14, 2016)

10.1
Transition Services Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed by the Registrant on April 29, 2016)

10.2
Employee Matters Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant on April 29, 2016)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 10, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Quarterly Report on Form 10-Q.

**
Annexes, Exhibits and Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Registrant agrees to furnish a supplemental copy of any such omitted Annexes, Exhibits and Schedules to the SEC upon request.

+	Management contract or compensatory plan or agreement.